Form 10-Q
period 2000-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2000-09-15
CIK 1109116

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

COMMISSION FILE NUMBER 1-15997


                    ENTRAVISION COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)


          DELAWARE
(State or other jurisdiction of                          95-4783236
incorporation or organization)              (I.R.S. Employer Identification No.)

2425 Olympic Boulevard, Suite 6000 West
Santa Monica, California                                    90404
(Address of principal executive office)                   (Zip Code)


                                (310) 447-3870
             (Registrant's telephone number, including area code)


                                      N/A
     (Former name, former address and former fiscal year, if changed since last report)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                 YES [ ]                                NO [X]

          As of September 15, 2000, there are 65,626,063 shares, $0.0001 par value per share, of the registrant's Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant's Class B common stock outstanding and 21,983,392 shares, $0.0001 par value per share, of the registrant's Class C common stock outstanding.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
          and December 31, 1999..........................................    1

          Consolidated Statements of Operations for the Three Months and
          Six Months Ended June 30, 2000 (Unaudited) and 1999 (Unaudited)    2

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2000 (Unaudited) and 1999 (Unaudited)...........    3

          Notes to Consolidated Financial Statements (Unaudited).........    4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....   23

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................   23

Item 2.   Changes in Securities and Use of Proceeds......................   24

Item 3.   Defaults Upon Senior Securities................................   25

Item 4.   Submission of Matters to a Vote of Security Holders............   25

Item 5.   Other Information..............................................   26

Item 6.   Exhibits and Reports on Form 8-K...............................   27

                    ENTRAVISION COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                            June 30, 2000   December
                                                                                             (Unaudited)    31, 1999
                                                                                            -------------   --------
                                                     ASSETS
Current assets
  Cash and cash equivalents..............................................................     $  4,606     $  2,357
  Restricted cash........................................................................        9,597            -
  Receivables:
    Trade, net of allowance for doubtful accounts of 2000 $1,909; 1999 $979..............       23,596       12,392
    Related parties......................................................................          273          273
  Prepaid expenses and taxes.............................................................        5,449          355
                                                                                              ---------    ---------
  Total current assets...................................................................       43,521       15,377
Property and equipment, net..............................................................       40,356       27,230
Intangible assets, net...................................................................      488,271      152,387
Other assets, including deposits on acquisitions of 2000 $23,303; 1999 $8,742............       32,153       10,023
                                                                                              ---------    ---------
                                                                                              $604,301     $205,017
                                                                                              =========    =========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND OWNERS' EQUITY
Current liabilities
  Current maturities of notes and advances payable, related parties......................     $    231     $    231
  Current maturities of long-term debt...................................................      117,306        1,389
  Accounts payable and accrued expenses (including related parties of 2000
    $460; 1999 $280).....................................................................       22,981        7,479
                                                                                              ---------    ---------
    Total current liabilities............................................................      140,518        9,099
                                                                                              ---------    ---------
Long-term debt
  Subordinated note payable to Univision.................................................      120,000       10,000
  Notes payable, less current maturities.................................................      250,004      155,917
                                                                                              ---------    ---------
                                                                                               370,004      165,917
Deferred taxes...........................................................................       65,080        1,990
                                                                                              ---------    ---------
    Total liabilities....................................................................      575,602      177,006
                                                                                              ---------    ---------
Commitments and contingencies
Series A mandatorily redeemable convertible preferred stock, $0.0001 par value,..........            -            -
  11,000,000 shares authorized; no shares issued or outstanding
Members' capital
  Entravision Communications Company, L.L.C..............................................            -       59,645
  Common stock of member corporations....................................................            -        1,256
  Additional paid-in-capital of member corporations......................................            -       16,329
  Accumulated deficit....................................................................            -      (48,635)
Stockholders' equity
  Class A common stock, $0.0001 par value, 260,000,000 shares authorized;................            1            -
    shares issued and outstanding 2000 5,506,062
  Class B common stock, $0.0001 par value, 40,000,000 shares authorized;.................            5            -
    shares issued and outstanding 2000 27,678,533
  Class C common stock, $0.0001 par value, 25,000,000 shares authorized; no..............            -            -
    shares issued or outstanding
  Additional paid-in capital.............................................................       36,017            -
  Deferred compensation..................................................................       (6,728)           -
  Accumulated deficit....................................................................            -            -
                                                                                              ---------    ---------
                                                                                                29,295       28,595
Less: stock subscription notes receivable................................................         (596)        (584)
                                                                                              ---------    ---------
                                                                                                28,699       28,011
                                                                                              ---------    ---------
                                                                                              $604,301     $205,017
                                                                                              =========    =========

See Notes to Consolidated Financial Statements.

                    ENTRAVISION COMMUNICATIONS CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     (In thousands, except share, per share and per membership unit data)

                                              Three Months Ended June 30,     Six Months Ended June 30,
                                             ---------------------------   ----------------------------
                                                     2000           1999           2000           1999
                                             ------------   ------------   ------------   -------------
Gross revenue (including network
  compensation from Univision of $2,258,
  $618, $3,304 and $1,358)..................  $    39,899    $    16,141    $    59,239    $    29,154
Less agency commissions.....................        4,239          1,655          6,315          2,939
                                             ------------   ------------   ------------   ------------
  Net revenue...............................       35,660         14,486         52,924         26,215
                                             ------------   ------------   ------------   ------------
Expenses:
  Direct operating (including Univision
    national representation fees of $1,028,
    $692, $1,950 and $1,286)................       13,073          5,896         20,956         10,568
  Selling, general and administrative
    (excluding non-cash stock-based
    compensation of $3,563, $7,286, $3,563
    and $14,572)............................        8,588          2,924         12,337          5,434
  Corporate expenses (including related
    parties of $114, $70, $183 and $151)....        2,180          1,383          4,028          2,687
  Non-cash stock-based compensation.........        3,563          7,286          3,563         14,572
  Depreciation and amortization.............       10,260          4,059         15,137          7,380
                                             ------------   ------------   ------------   ------------
                                                   37,664         21,548         56,021         40,641
                                             ------------   ------------   ------------   ------------
    Operating (loss)........................       (2,004)        (7,062)        (3,097)       (14,426)
  Interest expense (including amounts to
    Univision of  $2,103, $175, $2,919 and
    $350)...................................      (10,034)        (1,933)       (14,140)        (3,976)
  Non-cash interest expense relating to
    beneficial conversion option............       (5,461)             -        (37,061)             -
  Interest income...........................          237              8            446             28
                                             ------------   ------------   ------------   ------------
    Loss before income taxes................      (17,262)        (8,987)       (53,852)       (18,374)
  Income tax (expense)......................         (165)          (155)          (159)           (81)
                                             ------------   ------------   ------------   ------------
    Net (loss)..............................  $   (17,427)   $    (9,142)   $   (54,011)   $   (18,455)
                                             ============   ============    ===========   ============
  Loss per membership unit..................       $(8.55)        $(4.23)       $(26.77)        $(8.62)
                                             ============   ============    ===========   ============

  Pro forma provision for income taxes
    benefit.................................        2,676            462          4,454          1,083
                                             ============   ============    ===========   ============
  Pro forma net loss.......................   $   (14,586)   $    (8,525)   $   (49,398)   $   (17,291)
                                             ============   ============    ===========   ============
  Pro forma per share data:
  Net loss per share: basic and diluted.....       $(0.45)        $(0.26)        $(1.52)        $(0.53)
                                             ============   ============    ===========   ============
  Pro forma weighted average common
    shares outstanding: basic and diluted ..   32,635,302     32,431,427     32,501,900     32,431,427
                                             ============   ============    ===========   ============

See Notes to Consolidated Financial Statements.

                     ENTRAVISION COMMUNICATIONS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                     2000         1999
                                                                                -----------    ---------
Cash Flows from Operating Activities:
  Net (Loss)...............................................................       $ (54,011)    $(18,455)
Adjustments to Reconcile Net (Loss) to Net Cash Provided by Operating
  Activities:
  Depreciation and amortization............................................          14,484        7,250
  Deferred tax expense (benefit)...........................................               -         (106)
  Amortization of debt issue costs.........................................             653          130
  Intrinsic value of subordinated note exchange option.....................          37,061            -
  Non-cash stock-based compensation........................................           3,563       14,572
  Changes in assets and liabilities, net of effect of business combination:
  (Increase) in accounts receivable........................................          (3,705)        (527)
  (Increase) in prepaid expenses and other assets..........................          (3,059)        (383)
  Increase (decrease) in accounts payable, accrued expense and other.......           9,772       (1,526)
                                                                                -----------    ---------
  Net cash provided by operating activities................................           4,758          955
                                                                                -----------    ---------
Cash Flows from Investing Activities:
  Proceeds from sale of equipment..........................................              25            -
  Purchases of property and equipment......................................          (5,066)      (5,666)
  Cash deposits and purchase price on acquisitions.........................        (313,860)     (20,107)
                                                                                -----------    ---------
  Net cash (used in) investing activities..................................        (318,901)     (25,773)
                                                                                -----------    ---------
Cash Flows from Financing Activities:
  Principal payments on note payable.......................................         (61,796)        (175)
  Proceeds from borrowings on notes payable................................         381,602       25,078
  Dividends paid to members for income taxes...............................               -       (2,400)
  Payments of deferred debt costs..........................................          (3,414)           -
                                                                                -----------    ---------
  Net cash provided by financing activities................................         316,392       22,503
                                                                                -----------    ---------
  Net increase (decrease) in cash and cash equivalents.....................           2,249       (2,315)
Cash and Cash Equivalents:
  Beginning................................................................           2,357        3,661
                                                                                -----------    ---------
  Ending...................................................................       $   4,606     $  1,346
                                                                                ===========    =========
Supplemental Disclosures of Cash Flow Information
  Cash Payments for:
    Interest...............................................................       $   7,785     $  4,466
                                                                                ===========    =========
    Income taxes...........................................................       $     327     $    385
                                                                                ===========    =========
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  Deferred stock compensation..............................................       $   6,728    $       -
                                                                                ===========    =========
Assets Acquired and Debt Issued in Business Combinations:
  Current assets, net of cash acquired.....................................       $  19,621     $     86
  Broadcast equipment and furniture and fixtures...........................          11,816        3,091
  Intangible assets........................................................         343,386       49,105
  Other assets.............................................................             959            -
  Current liabilities......................................................          (5,730)           -
  Deferred taxes...........................................................         (63,090)      (2,112)
  Notes payable............................................................               -      (12,000)
  Other liabilities........................................................          (1,545)           -
  Increase in subordinated debt exchange option............................               -      (13,915)
  Estimated fair value allocated to option agreement.......................          (3,015)           -
  Less cash deposits from prior year.......................................          (8,500)      (4,200)
                                                                                -----------    ---------
    Net cash paid..........................................................       $ 293,902     $ 20,055
                                                                                ===========    =========

See Notes to Consolidated Financial Statements.

                     ENTRAVISION COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 2000

1.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the "Company" or "ECC"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited combined financial statements for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1 (No. 333-35336) and the amendments thereto. The unaudited information contained herein has been prepared on the same basis as the Company's audited combined financial statements and, in the opinion of the Company's management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2000 or any other future period.

2.   Initial Public Offering

     On August 9, 2000, the Company completed an underwritten initial public offering ("IPO") of 46,435,458 shares of its Class A common stock at a price of $16.50 per share. The Company also sold 6,464,542 shares of its Class A common stock directly to Univision Communications Inc. ("Univision") at a price of $15.47 per share. The net proceeds to the Company, after deducting underwriting discounts and commissions, and offering expenses, were approximately $818 million.

3.   The Company and Significant Accounting Policies

     On February 11, 2000, ECC was formed. The First Restated Certificate of Incorporation of ECC authorizes both common and preferred stock. The common stock has three classes identified as A, B and C which have similar rights and privileges, except the Class B common stock provides ten votes per share as compared to one vote per share for all other classes of common stock. Additionally, Univision, as the holder of all Class C common stock, upon conversion of its subordinated note, is entitled to vote as a separate class to elect two directors, and will have the right to vote as a separate class on certain material transactions. Class B and C common stock is convertible at the holder's option into one fully-paid and nonassessable share of Class A common stock and is required to be converted into one share of Class A common stock upon certain events as defined in the First Restated Certificate of Incorporation. The Series A mandatorily redeemable convertible preferred stock has limited voting rights, and accrues an 8.5% dividend.

     Effective August 3, 2000, an exchange transaction was consummated whereby the direct and indirect ownership interests in Entravision Communications Company, L.L.C. (ECC LLC) were exchanged for Class A or Class B common stock of ECC. The Class B common stock was issued to Walter F. Ulloa, Philip C. Wilkinson and Paul A. Zevnik (and certain trusts and controlled entities of such individuals) in exchange for their direct and indirect membership interests in ECC LLC. Each of the remaining individuals, trust and other entities holding direct membership interests in ECC LLC exchanged such interests for Class A common stock of ECC. In addition, the remaining stockholders (other than Messrs. Ulloa, Wilkinson and Zevnik) of Cabrillo Broadcasting Corporation, Golden Hills

Broadcasting Corporation, Las Tres Palmas Corporation, Tierra Alta Broadcasting, Inc., KSMS-TV, Inc., Valley Channel 48, Inc. and Telecorpus, Inc. (collectively, the "Affiliates") exchanged their common shares of the respective corporations for Class A common stock of ECC. Accordingly, the Affiliates became wholly-owned subsidiaries of ECC. Additionally, Univision exchanged its subordinated note for Class C common stock. The number of shares of common stock of ECC issued to the members of ECC LLC and the stockholders of the Affiliates was determined in such a manner that the ownership interest in ECC equaled the direct and indirect ownership interest in ECC LLC immediately prior to the exchange.

     ECC LLC and Affiliates were considered to be under common control and, as such, the exchange will be accounted for in a manner similar to a pooling of interests. Accordingly, these consolidated financial statements, including share data and the stock option exercise price, have been presented as if ECC LLC was incorporated and the exchange transaction took place as of June 30, 2000.

Earnings Per Membership Unit

     Basic earnings per membership unit is computed as net income (loss) divided by the weighted average number of membership units outstanding for the period. Diluted earnings per membership unit reflects the potential dilution that could occur from membership units issuable through options and convertible securities.

     For the three months and six months ended June 30, 2000 and 1999, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on earnings per membership unit. If options and convertible debt securities had not been excluded, 1,530,591, 1,309,518, 736,753 and 700,887 membership units, respectively, would have been included in the denominator.

     The following table sets forth the calculation of loss per membership unit:

                                       Three Months Ended June 30,    Six Months Ended June 30,
                                       ---------------------------    -------------------------
                                         2000             1999            2000        1999
                                       ----------    ----------       ----------    -----------
                                         (In thousands of dollars, except membership units)
Earnings (Loss):
Net loss                               $  (17,427)   $   (9,142)      $  (54,011)   $  (18,455)
Less loss of member corporations             (736)       (1,067)          (1,757)       (2,018)
                                       ----------    ----------       ----------    ----------
Net loss applicable to members         $  (16,691)   $   (8,075)      $  (52,254)   $  (16,437)
                                       ==========    ==========       ==========    ==========
Membership units outstanding            1,952,035     1,907,731        1,952,035     1,907,731
                                       ==========    ==========       ==========    ==========

Pro Forma Income Tax Adjustments and Pro Forma Earnings Per Share

     The pro forma income tax information is included in these financial statements to show what the significant effects might have been on the historical statements of operations had the Company and its affiliates not been treated as flow-through entities not subject to income taxes. The pro forma information reflects a benefit for income taxes at the assumed effective rate in the three months and six months ended June 30, 2000 and 1999.

     The weighted average number of shares of common stock outstanding during the periods used to compute pro forma basic and diluted net loss per share is based on the conversion ratio used to exchange ECC LLC membership units and member corporation shares for shares of ECC's common stock immediately prior to the effective date of the IPO. As of June 30, 2000, the number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive are as follows:
27,848,495 for convertible debt securities and 549,293 for stock grants subject to repurchase.

New Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company will adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the Company's earnings or financial position.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. This accounting bulletin, as amended in March 2000, is effective beginning in the fourth quarter of 2000. Management does not believe that the adoption of SAB 101 will have a material impact on our or our acquired companies' financial statements.

     In March 2000, FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No.
25. Interpretation No. 44 clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management believes that Interpretation No. 44 will not have a material effect on the financial position or the results of operations of the Company upon adoption.

4.   Business Combinations

     During the six months ended June 30, 2000, the Company acquired the following companies, all of which were accounted for as purchase business combinations with the operations of the businesses included subsequent to their respective acquisition dates. The allocation of the respective purchase prices are generally based upon management's estimates of the discounted future cash flows to be generated from the broadcast properties for intangible assets and replacement cost for tangible assets, and reflects management's preliminary allocation of purchase price.

Magic Media, Inc.

     On July 19, 1999, the Company entered into an asset purchase agreement with Magic Media, Inc. to acquire substantially all of the assets relating to the operations of radio stations KATH(FM) and KOFX(FM) in El Paso, Texas for approximately $14.0 million. The acquisition closed on January 14, 2000 and was accounted for as a purchase business combination. The purchase price was allocated as follows: $0.6 million to fixed assets, $10.7 million to the Federal Communications Commission (the

"FCC") license, $2.2 million to goodwill and $0.5 million to a noncompetition agreement.

XHAS-TV

     In March 2000, Televisora Alco S.A. de C.V., a Mexican corporation in which the Company holds a 40% minority, limited voting interest (neutral investment stock), executed a stock purchase agreement to acquire the outstanding capital stock of a Mexican corporation which holds the necessary authorizations from the Mexican government to own and operate television station XHAS, Channel 33, Tijuana, Mexico.

     In March 2000, the Company also entered into agreements to acquire a 47.5% interest in each of Vista Television, Inc. and Channel 57, Inc. The Company has an option, which must be exercised at the expiration of the five-year term, to acquire an additional 47.5% interest in each of these companies for $3.5 million. Additionally, ECC entered into time brokerage agreements in connection with these acquisitions.

     The aggregate consideration paid in connection with these transactions was approximately $35.2 million. These transactions closed on March 16, 2000. The purchase price has been preliminarily allocated as follows: $1.0 million to fixed assets, $27.5 million to intangibles and $6.7 million to other assets.

Latin Communications Group Inc. ("LCG")

     On April 20, 2000, the Company acquired all of the outstanding capital stock of LCG for approximately $256.0 million. LCG operates radio stations in California, Colorado, New Mexico and Washington D.C. and also owns and operates two Spanish-language publications. In connection with this acquisition, the Company amended certain financial covenants related to its credit facility to provide for this acquisition and the issuance of a $90.0 million convertible subordinated note. Effective with the IPO, as discussed in Note 2, the subordinated note converted into 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock of ECC. The Series A preferred stock is convertible into Class A common stock on a share-per-share basis at the option of the holder at any time and accrues dividends at 8.5% per annum, compounded annually and payable upon the liquidation of the Company or redemption. All accrued and unpaid dividends are to be waived and forgiven upon the conversion of the Series A preferred stock into Class A common stock. The Series A preferred stock is subject to redemption at face value plus accrued dividends at the option of the holder for a period of 90 days beginning five years after its issuance, and must be redeemed in full ten years after its issuance. The Company also has the right to redeem the Series A preferred stock at its option at any time one year after its issuance, provided that the trading price of the Class A common stock equals or exceeds 130% of the IPO price of the Class A common stock for 15 consecutive trading days immediately before such redemption.

     In connection with the $90.0 million convertible subordinated note, the Company will realize additional non-cash interest expense of approximately $19.5 million based on the intrinsic value of the beneficial conversion feature over the period the note becomes convertible, of which approximately $5.5 million was recorded through June 30, 2000.

     Additionally, the Company entered into a $115.0 million term loan with its bank group, the proceeds from which were used to finance the LCG acquisition. Under the terms of this loan, the Company was obligated to maintain a portion of the proceeds in a restricted bank account in an amount sufficient to cover the future interest charges during the term of the loan. This term loan was subsequently repaid with proceeds from the IPO.

     The excess of the purchase price over the tangible net assets of $302.7 million has been preliminarily allocated to identifiable intangibles consisting of $219.2 million to FCC licenses, $9.8 million to presold commercial advertising contracts, $0.2 million to a non-compete agreement and $11.2 million to other identifiable intangibles. The remaining excess purchase price of $62.3 million was allocated to goodwill.

Pro Forma Results

     The following pro forma results of continuing operations assume the 2000 and 1999 acquisitions discussed above occurred on January 1, 1999 and 1999, respectively. The unaudited pro forma results have been prepared using the historical financial statements of the Company and each acquired entity. The unaudited pro forma results give effect to certain adjustments including amortization of goodwill, depreciation of property and equipment, interest expense and the related tax effects.

                                       Three Months Ended June 30,    Six Months Ended June 30,
                                       ---------------------------    -------------------------
                                         2000             1999            2000        1999
                                       ----------     ------------    ---------     -----------
                                       (In millions of dollars, except per membership unit)
Net Revenue                            $ 38.9         $ 26.4          $  67.3       $  47.6
Net (loss)                              (18.0)         (13.9)           (58.8)        (29.5)
Basic and diluted net (loss) per       $(9.21)        $(7.29)         $(30.12)      $(15.45)
 membership unit

     The above pro forma financial information does not purport to be indicative of the results of operations had the 2000 and 1999 acquisitions actually taken place on January 1, 1999 and 1998, respectively, nor is it intended to be a projection of future results or trends.

Acquisitions Subsequent to June 30, 2000

Z-Spanish Media Corporation

     On April 20, 2000, the Company agreed to acquire all of the outstanding capital stock of Z-Spanish Media Corporation ("Z-Spanish Media"). This transaction closed on August 9, 2000. Z-Spanish Media owns 33 radio stations and an outdoor billboard business. The purchase price, as amended on July 25, 2000, was approximately $448 million, including approximately $109 million of debt. The purchase price consisted of approximately $224 million in cash and the remainder in a newly-issued Class A common stock of the Company after the reorganization as discussed in Note 3. To comply with a preliminary Department of Justice inquiry, six of Z-Spanish Media's radio stations were transferred to a trust. The beneficiary of the trust is Z-Spanish Media. If the Department of Justice permits the Company to acquire these stations, the Company would be obligated to purchase these stations for an aggregate purchase price of up to $23.0 million. If the Company is not permitted to purchase these stations, the Company would be obligated to remit the proceeds from the sale of these stations to the former stockholders of Z-Spanish Media.

     In connection with this acquisition, the Company issued approximately 1.5 million options to purchase its Class A common stock in exchange for Z-Spanish Media's previously outstanding stock options. In connection with these stock options, the Company will record as additional purchase price approximately $7.0 million for the excess of the estimated fair value over the intrinsic value of the options. In addition, the Company will recognize approximately $11.0 million as non-cash stock-based compensation over the remaining three-year vesting period.

Citicasters Co.

     In March 2000, the Company entered into an asset purchase agreement with Citicasters Co., a subsidiary of Clear Channel Communications, Inc., to acquire the FCC licenses relating to the operations of radio stations KACD(FM) Santa Monica, California, and KBCD(FM) Newport Beach, California, for $85.0 million. On March 3, 2000, the Company deposited $17 million in escrow relating to this acquisition. This transaction closed on August 24, 2000.

Radio Stations KFRQ(FM), KKPS(FM), KVPA(FM) and KVLY(FM)

     On May 22, 2000, the Company agreed to acquire certain assets relating to the operations of radio stations KFRQ(FM), KKPS(FM), KVPA(FM) and KVLY(FM) from Sunburst Media, LP for $55.0 million. This transaction closed on September 12, 2000.

Pending Transactions

WHCT-TV

     In February 2000, the Company entered into an agreement to acquire the FCC license of television station WHCT in Hartford, Connecticut, for $18.0 million. Management intends to close on this transaction upon receiving FCC approval, which it anticipates receiving in the third quarter of 2000.

WNTO-TV

     On April 14, 2000, the Company agreed to acquire certain assets of television station WNTO-TV, Orlando, Florida, for $23.0 million. The Company anticipates that the closing of this transaction will occur in the third quarter of 2000.

Infinity Broadcasting Corporation

     On June 13, 2000, the Company agreed to acquire certain outdoor advertising assets from Infinity Broadcasting Corporation for a total of $168.2 million.
The closing of this acquisition is subject to conditions, including the receipt of required approvals. The Company will finance the acquisition with proceeds from its IPO.

5.   Stock Options and Grants

2000 Omnibus Equity Incentive Plan

     The Company adopted a 2000 Omnibus Equity Incentive Plan that allows for the award of up to 11,500,000 shares of Class A common stock. Awards under the plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or stock units. In August 2000, the Company awarded 4,054,497 stock options to employees and consultants.

Stock Grants

     In June 2000, the Company granted stock awards to employees, directors and consultants totaling 245,276 shares of Class A common stock and 249,220 shares of Class B common stock. As a result of these grants, the Company recorded $0.2 million in non-cash stock-based compensation during the three months ended June 30, 2000 relating to these grants. The shares contain a nominal repurchase option that expires ratably over three to five years and as a result the unrecognized compensation expense has been recorded as deferred compensation in stockholders' equity.

     In addition, on April 8, 2000, the Company granted stock awards to its Chief Financial Officer totaling 240,737 shares of Class A common stock. As a result of this grant, the Company recorded $3.4 million in non-cash stock-based compensation during the three months ended June 30, 2000 relating to these grants.

6.   Litigation

     The Company is a defendant to a lawsuit filed in the Superior Court of the District of Columbia by First Millenium Communications, Inc. to resolve certain contract disputes arising out of a terminated brokerage-type arrangement with First Millenium. The litigation primarily concerns the payment of a brokerage fee alleged to be due in connection with the acquisition of television station WBSV in Sarasota, Florida for $17.0 million. In addition to its various contractual claims, First Millenium also has asserted claims for fraud, RICO, misappropriation, breach of fiduciary duty, defamation and intentional infliction of emotional distress. First Millenium is seeking in excess of $60 million including the right to a 10% ownership interest in WBSV and the right to exchange such interest in the reorganization described in Note 3. First Millenium has made similar claims relating to other pending acquisitions.

     No accrual has been recorded in the accompanying financial statements beyond the amount management believes is the remaining contractual obligation of $0.3 million since the ultimate liability in excess of the amount recorded, if any, cannot be reasonably estimated. Management intends to vigorously defend against these claims and does not believe that any resolution of this litigation is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

     On July 20, 2000, Telemundo Network Group LLC, Telemundo Network, Inc. and Council Tree Communications, L.L.C. filed an action against the Company and certain of the Company's affiliates in the Circuit Court of the 11/th/ Judicial Circuit in and for Miami-Dade County, Florida relating to the Company's investment in XHAS-TV, Channel 33 in Tijuana, Mexico. The action seeks to have the sale voided and other unspecified damages for breach of contract relating to Telemundo's attempted exercise of a right of first refusal to buy the assets of XHAS-TV. In addition to its contract claim, Telemundo asserts tortious interference, fraud and conspiracy to defraud. The Company intends to vigorously defend against this action.

     Subsequently, the Company filed an action in the Superior Court of the State of California for the County of San Diego against the same Telemundo entities seeking unspecified damages and a declaratory judgment that, among other things, Telemundo failed to timely exercise its right of first refusal with respect to the acquisition of the assets of XHAS-TV.

     The Company does not believe that any resolution of these matters is likely to have an adverse material impact.

7.   Segment Information

     Upon the acquisition of LCG, management has determined that the Company operates in three reportable segments consisting of television broadcasting, radio broadcasting and newspaper publishing. Prior to the acquisition of LCG, the Company had a single reportable segment. Information about each of the operating segments follows:

     Television Broadcasting

     The Company operates 31 television stations primarily in the southwestern United States, and consist primarily of Univision affiliates.

     Radio Broadcasting

     The Company operates 26 radio stations (16 FM and 10 AM) located primarily in California, Colorado, Nevada, New Mexico and Texas.

     Newspaper Publishing

     The Company's newspaper publishing operations consists of two publications in New York, New York.

     Separate financial data for each of the Company's operating segments is provided below. Segment operating loss is defined as operating loss before corporate expenses and non-cash stock-based compensation. The Company evaluates the performance of its operating segments based on the following:

                                       Three Months Ended June 30,     Six Months Ended June 30,
                                       ---------------------------     -------------------------
                                         2000            1999               2000          1999
                                       --------        --------        -----------      --------
Net Revenue
  TV                                   $ 22,678        $ 13,941           $ 38,917      $ 25,252
  Radio                                   8,772             545              9,797           963
  Print                                   4,210               -              4,210             -
                                       --------        --------           --------      --------
  Total                                $ 35,660        $ 14,486           $ 52,924      $ 26,215
                                       ========        ========           ========      ========
Direct Expenses
  TV                                   $  8,720        $  5,532           $ 15,956      $  9,920
  Radio                                   2,199             364              2,846           648
  Print                                   2,154               -              2,154             -
                                       --------        --------           --------      --------
  Total                                $ 13,073        $  5,896           $ 20,956      $ 10,568
                                       ========        ========           ========      ========
Selling General and Administrative
Expenses
  TV                                   $  4,101        $  2,774           $  7,618      $  5,183
  Radio                                   3,271             150              3,503           251
  Print                                   1,216               -              1,216             -
                                       --------        --------           --------      --------
  Total                                $  8,588        $  2,924           $ 12,337      $  5,434
                                       ========        ========           ========      ========
Depreciation and Amortization
  TV                                   $  5,547        $  3,884           $ 10,008      $  7,030
  Radio                                   4,614             175              5,030           350
  Print                                      99               -                 99             -
                                       --------        --------           --------      --------
  Total                                $ 10,260        $  4,059           $ 15,137      $  7,380
                                       ========        ========           ========      ========
Segment Operating Profit
  TV                                   $  4,310        $  1,751           $  5,335      $  3,119
  Radio                                  (1,312)           (144)            (1,582)         (286)
  Print                                     741               -                741             -
                                       --------        --------           --------      --------
  Total                                $  3,739        $  1,607           $  4,494      $  2,833
                                       ========        ========           ========      ========

Corporate Expenses                        2,180           1,383              4,028         2,687
Non-Cash Stock-Based
 Compensation                             3,563           7,286              3,563        14,572
                                       --------        --------           --------      --------
Consolidated Operating (loss)          $ (2,004)       $ (7,062)          $ (3,097)     $(14,426)
                                       ========        ========           ========      ========
Total Assets
  TV                                   $515,698        $171,178           $515,698      $171,178
  Radio                                  84,258           5,942             84,258         5,942
  Print                                   4,345               -              4,345             -
                                       --------        --------           --------      --------
  Total                                $604,301        $177,120           $604,301      $177,120
                                       ========        ========           ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          This Form 10-Q contains forward-looking statements, including statements under the captions "Factors that May Affect Future Results" and elsewhere in this Form 10-Q concerning our expectations of future revenue, expenses, the outcome of our growth and acquisition strategy and the projected growth of the U.S. Hispanic population. Forward-looking statements often include words or phrases such as "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "project," "outlook," "seek" or similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors which could cause actual results to differ from expectations include those under the heading "Factors that May Affect Future Results." Our results of operations may be adversely affected by one or more of these factors. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Form 10-Q.

          Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Factors That May Affect Future Results" set forth in this Form 10-Q and similar discussions in our registration statement declared effective by the SEC on August 1, 2000 discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

          We operate 31 television stations (and have three additional television stations that are not yet operational) and 26 radio stations primarily in the Southwestern United States where the majority of U.S. Hispanics live, including the U.S./Mexican border markets. Our television stations consist primarily of Univision affiliates serving 17 of the top 50 U.S. Hispanic markets. Our radio stations consist of 16 FM and ten AM stations serving portions of the California, Colorado, New Mexico and Texas markets.

          We were organized as a Delaware limited liability company in January 1996 to combine the operations of our predecessor entities. On August 3, 2000 we completed a reorganization in which all of the outstanding direct and indirect membership interests of our predecessor and Univision's subordinated note and option were exchanged for shares of our common stock.

          We generate revenue from sales of national and local advertising time on television and radio stations and advertising in our publications. Advertising rates are, in large part, based on each station's ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when the commercials are broadcast and publishing services are provided. We incur commissions from agencies on local, regional and national advertising. Our revenue reflects deductions from gross revenue for commissions to these agencies.

     Our primary expenses are employee compensation, including commissions paid to our sales staffs, marketing, promotion and selling costs, technical, local programming, engineering costs and general and administrative expenses. Our local programming costs for television consist of costs related to producing a local newscast in each of our markets.

     We have historically not had material income tax expense or benefit reflected in our statement of operations as the majority of our subsidiaries have been non-taxpaying entities. Federal and state income taxes attributable to income during such periods were incurred and paid directly by the members of our predecessor. Accordingly, no discussion of income taxes is included in this section. We are now a taxpaying organization. We have included in our historical financial statements a pro forma provision for income taxes and a pro forma net loss to show what our net income or loss would have been if we were a taxpaying entity. We anticipate that our future effective income tax rate will vary from 40% due to a portion of our purchase price for the LCG and Z-Spanish Media acquisitions being allocated to non-tax deductible goodwill.

                Three Months and Six Months Ended June 30, 2000
        Compared to the Three Months and Six Months Ended June 30, 1999

     The following table sets forth selected data from our operating results for the three months and six months ended June 30, 1999 and 2000 (dollars in thousands):

                                           Three Months Ended                      Six Months Ended
                                         -----------------------               -----------------------
                                          June 30,     June 30,         %       June 30,     June 30,          %
                                            2000         1999        Change       2000         1999         Change
                                         ----------------------------------------------------------------------------
Statement of Operations Data:
Gross revenue                            $  39,899     $16,141        147%     $  59,239     $ 29,154         103%
Less agency commissions                      4,239       1,655        156%         6,315        2,939         115%
                                         ---------     -------                 ---------     --------
Net revenue                                 35,660      14,486        146%        52,924       26,215         102%
Direct operating expenses                   13,073       5,896        122%        20,956       10,568          98%
Selling, general and
 administrative expenses                     8,588       2,924        194%        12,337        5,434         127%
Corporate expenses                           2,180       1,383         58%         4,028        2,687          50%
Depreciation and amortization               10,260       4,059        153%        15,137        7,380         105%
Non-cash stock-based
 compensation                                3,563       7,286        (51%)        3,563       14,572         (76%)
                                         ---------     -------                 ---------     --------
Operating (loss)                            (2,004)     (7,062)        72%        (3,097)     (14,426)         79%
Interest expense, net                        9,797       1,925        409%        13,694        3,948         247%
Non-cash interest expense relating
 to beneficial conversion option             5,461           -          -         37,061            -           -
                                         ---------     -------                 ---------     --------
Loss before income tax                     (17,262)     (8,987)       (92%)      (53,852)     (18,374)       (193%)
Income tax benefit (expense)                  (165)       (155)        (6%)         (159)         (81)        (96%)
                                         ---------     -------                 ---------     --------
Net loss                                 $ (17,427)    $(9,142)       (91%)    $ (54,011)    $(18,455)       (193%)
                                         =========     =======                 =========     ========
Other Data:
Broadcast cash flow                      $  13,999     $ 5,666        147%     $  19,631     $ 10,213          92%
EBITDA (adjusted for non-cash
 stock-based compensation)               $  11,819     $ 4,283        176%     $  15,603     $  7,526         107%
Cash flows from operating
 activities                              $   3,730     $    56         66%     $   4,758     $    955         398%
Cash flows from investing
 activities                              $(255,075)    $(8,728)      2822%     $(318,901)    $(25,773)       1137%
Cash flows from financing
 activities                              $ 252,438     $ 6,933       3541%     $ 316,392     $ 22,503        1306%

     Broadcast cash flow means operating income (loss) before corporate expenses, depreciation and amortization, non-cash stock-based compensation and gain on sale of assets. We have presented broadcast cash flow which we believe is comparable to the data provided by other companies in the broadcast industry, because such data is commonly used as a measure of performance for companies in our industry. However, broadcast cash flow should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

     EBITDA means broadcast cash flow less corporate expenses (adjusted for non-cash stock-based compensation) and is commonly used in the broadcast industry to analyze and compare broadcast companies on the basis of operating performance, leverage and liquidity. EBITDA, as presented above, may not be comparable to similarly titled measures of other companies unless such measures are calculated in substantially the same fashion. EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

     Net Revenue. Net revenue increased to $35.7 million for the quarter ended June 30, 2000 from $14.5 million for the quarter ended June 30, 1999, an increase of $21.2 million. This increase was primarily attributable to the acquisition of LCG which accounted for $11.7 million. Other acquisitions accounted for $2.7 million of the increase. Net revenue increased to $52.9 million for the six months ended June 30, 2000, from $26.2 million for the six months ended June 30, 1999, an increase of $26.7 million. This increase was primarily related to the acquisition of LCG.

     Direct Operating Expenses. Direct operating expenses increased to $13.1 million for the quarter ended June 30, 2000 from $5.9 million for the quarter ended June 30, 1999, an increase of $7.2 million. This increase was primarily attributable to the acquisition of LCG and television stations purchased in Tampa, Florida and San Diego, California. As a percentage of net revenue, direct operating expenses decreased to 37% for the quarter ended June 30, 2000 from 41% for the quarter ended June 30, 1999.

     Direct operating expenses increased to $21.0 million for the six months ended June 30, 2000 from $10.6 million for the six months ended June 30, 1999, an increase of $10.4 million. This increase was primarily attributable to the acquisition of LCG and television stations purchased in Tampa, Florida and San Diego, California. As a percentage of net revenues, direct operating expenses remained consistent at 40% for the six months ended June 30, 2000 and June 30, 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8.6 million for the quarter ended June 30, 2000 from $2.9 million for the quarter ended June 30, 1999, an increase of $5.7 million. This increase was primarily attributable to the acquisition of LCG and television stations in Tampa, Florida and San Diego, California. As a percentage of net revenue, selling, general and administrative expenses increased to 24% for the quarter ended June 30, 2000 from 20% for the quarter ended June 30, 1999 due to the increase in selling expenses.

     Selling, general and administrative expenses increased to $12.3 million for the six months ended June 30, 2000 from $5.4 million for the six months ended June 30, 1999, an increase of $6.9 million. This increase was primarily attributable to the acquisition of LCG and television stations in Tampa, Florida and San Diego, California. As a percentage of net revenue, selling, general and administrative expenses increased to 23% for the six months ended June 30, 2000 from 21% for the six months ended June 30, 1999.

     Corporate Expenses. Corporate expenses increased to $2.2 million for the quarter ended June 30, 2000 from $1.4 million for the quarter ended June 30, 1999, an increase of $0.8 million. This increase was primarily due to the acquisition of LCG and the hiring of additional corporate personnel due to our growth and the costs associated with being a public company. As a percentage of net revenue, corporate expenses decreased to 6% for the quarter ended June 30, 2000 from 10% for the quarter ended June 30, 1999 due to an increase in sales.

     Corporate expenses increased to $4.0 million for the six months ended June 30, 2000 from $2.7 million for the six months ended June 30, 1999, an increase of $1.3 million. This increase was primarily due to the acquisition of LCG and the hiring of additional corporate personnel due to our growth and the costs associated with being a public company. As a percentage of net revenue, corporate expenses decreased to 8% for the six months ended June 30, 2000 from 10% for the six months ended June 30, 1999.

     Depreciation and Amortization. Depreciation and amortization increased to $10.3 million for the quarter ended June 30, 2000 from $4.1 million for the quarter ended June 30, 1999, an increase of $6.2 million. This increase was primarily attributable to the acquisition of LCG.

     Depreciation and amortization increased to $15.1 million for the six months ended June 30, 2000 from $7.4 million for the six months ended June 30, 1999, an increase of $7.8 million. This increase was primarily attributable to the acquisition of LCG.

     Non-Cash Stock-Based Compensation. Non-cash stock-based compensation decreased to $3.6 million for the quarter ended June 30, 2000 from $7.3 million for quarter ended June 30, 1999 a decrease of $3.7 million. Non-cash stock-based compensation consists primarily of compensation expense relating to stock awards granted to our employees during the second quarter of 2000, and the first six months of 1999.

     Operating Loss. As a result of the above factors, we recognized an operating loss of $2.0 million for the quarter ended June 30, 2000 compared to an operating loss of $7.1 million for the quarter ended June 30, 1999 and an operating loss of $3.1 million for the six months ended June 30, 2000 compared to an operating loss of $14.4 million for the six months ended June 30, 1999. Excluding non-cash stock-based compensation, we recognized operating income of $1.6 million for the quarter ended June 30, 2000, compared to operating income of $0.2 million for the quarter ended June 30, 1999, an increase of $1.3 million. The increase was primarily due to the increase in net revenue offset by the increase in direct operating expenses.

     Interest Expense, Net. Interest expense increased to $9.8 million for the quarter ended June 30, 2000 from $1.9 million for the quarter ended June 30, 1999, an increase of $7.9 million. This increase is primarily due to increased bank loan facilities in connection with the acquisition of LCG.

     Interest expense increased to $13.7 million for the six months ended June 30, 2000 from $3.9 million for the six months ended June 30, 1999, an increase of $9.8 million. This increase is primarily due to increased bank loan facilities in connection with the acquisition of LCG. The non-cash interest expense of $5.5 million for the quarter ended June 30, 2000 relates to the estimated intrinsic value of the conversion option feature in our $90.0 million convertible subordinated note, used to finance our acquisition of LCG. The non-cash interest expense of $37.1 million for the six months ended June 30, 2000 relates to the estimated intrinsic value of the conversion option in our $90.0 million convertible subordinated note, and our subordinated note with Univision.

     Net Loss. We recognized a net loss of $17.4 million for the quarter ended June 30, 2000 compared to a net loss of $9.1 million for the quarter ended June 30, 1999. Excluding non-cash stock-based compensation and interest expense relating to the estimated intrinsic value of the conversion option feature in our $90.0 million convertible subordinated note, our net loss increased to $8.4 million for the quarter ended June 30, 2000 from $1.9 million for the quarter ended June 30, 1999.

     We recognized a net loss of $54.0 million for the six months ended June 30, 2000 compared to a net loss of $18.5 million for the six months ended June 30, 1999. Excluding non-cash stock-based compensation and interest expense relating to the estimated intrinsic value of the conversion option feature in our $90.0 million convertible subordinated note and our subordinated note to Univision, our net loss increased to $13.4 million for the six months ended June 30, 2000 from $3.9 million for the quarter ended June 30, 1999.

     Broadcast Cash Flow. Broadcast cash flow increased to $14.0 million for the quarter ended June 30, 2000 from $5.7 million for the quarter ended June 30, 1999, an increase of $8.3 million. As a percentage of net revenue, broadcast cash flow was consistent at 39% for the quarters ended June 30, 2000 and June 30, 1999.

     Broadcast cash flow increased to $19.6 million for the six months ended June 30, 2000 from $10.2 million for the six months ended June 30, 1999, an increase of $9.4 million. As a percentage of net revenue, broadcast cash flow decreased to 37% for the six months ended June 30, 2000 from 39% for the six months ended June 30, 1999.

     EBITDA. EBITDA increased to $11.8 million for the quarter ended June 30, 2000 from $4.3 million for the quarter ended June 30, 1999, an increase of $7.5 million. As a percentage of net revenue, EBITDA increased to 33% for the quarter ended June 30, 2000 from 30% for the quarter ended June 30, 1999. The increase in EBITDA was primarily due to the increase in direct sales, general and administrative expenses offset by the increase in net revenue.

     EBITDA increased to $15.6 million for the six months ended June 30, 2000 from $7.5 million for the six months ended June 30, 1999, an increase of $8.1 million. As a percentage of net revenue, EBITDA was consistent at 29% for the six months ended June 30, 2000 and June 30, 1999. EBITDA was unchanged due to the increase in direct sales, general and administrative expenses offset by the increase in net revenue.

Liquidity and Capital Resources Overview

     Our primary sources of liquidity are cash provided by operations, available borrowings under our bank credit facilities and investments made by Univision and TSG Capital Fund III, L.P. in 2000. We intend to enter into a new $600 million credit facility which will be comprised of a $250 million revolver, a $150 million term loan expiring in 2007 and a $200 million term loan expiring in 2008. After consummation of all of the transactions set forth in Note 4 of the Notes to Consolidated Financial Statements (Unaudited) above, we expect to have approximately $200 million of debt outstanding under our proposed new bank credit facility. The new facility has been committed to and is expected to be in place by September 30, 2000. It will replace the current credit facility for Entravision. Our obligations under this facility will be secured by all of our assets as well as a pledge of the stock of several of our subsidiaries, including our special purpose subsidiaries formed to hold our FCC licenses. The facility will contain financial covenants, including a requirement not to exceed a maximum debt to cash flow ratio and interest and fixed charge coverage ratios. The facility will require us to maintain our FCC licenses for our broadcast properties and will contain other operating covenants, including restrictions on our ability to incur additional indebtedness and pay dividends.

     During 2000, we anticipate our capital expenditures will be approximately $23.0 million, including the building of two studio facilities, the transition to digital television for three stations and upgrades and maintenance on broadcasting equipment and facility improvements to radio stations in some of our markets, including Dallas and Phoenix. We anticipate paying for these capital expenditures out of net cash flow from operating activities. The amount of these capital expenditures may change based on future changes in business plans, our financial conditions and general economic conditions.

     We currently anticipate that the net proceeds from our initial public offering, funds generated from operations and available borrowings under our credit facilities will be sufficient to meet our anticipated cash requirements for the foreseeable future.

     We continuously review, and are currently reviewing, opportunities to acquire additional television and radio stations as well as billboards and other opportunities targeting the U.S. Hispanic market. We expect to finance any future acquisitions through funds generated from operations and borrowings under our proposed new credit facility and through additional debt and equity financings. Any additional financings, if needed, might not be available to us on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and our acquisition strategy. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights preferences or privileges senior to our Class A common stock.

New Pronouncements

     In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company will adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the Company's earnings or financial position.

     In December 1999, the SEC issued SAB No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. This accounting bulletin, as amended in March 2000, is effective beginning in the fourth quarter of 2000. Management does not believe that the adoption of SAB 101 will have a material impact on our or our acquired companies' financial statements.

     In March 2000, FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No.
25. Interpretation No. 44 clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 is effective July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management believes that Interpretation No. 44 will not have a material effect on the financial position or the results of operations of the Company upon adoption.

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

     In future periods, our business, financial condition and results of operations may be affected by many factors, including, without limitation, to the following:

Risks Related to Our Business

     We have a history of losses that if continued into the future could adversely affect the market price of our Class A common stock and our ability to raise capital.

     We had net losses of approximately $3.7 million and $40.0 million for the years ended December 31, 1998 and 1999, and $18.5 million and $54.0 million for the six months ended June 30, 1999 and 2000. In addition, we had a pro forma net loss of $95.5 million for the year ended December 31, 1999, and a pro forma net loss of $58.8 million for the six months ended June 30, 2000. We believe losses may continue while we pursue our acquisition strategy. If we cannot generate profits in the future, it could adversely affect the market price of our Class A common stock, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

     If we cannot successfully integrate our recent, pending and future acquisitions, it could decrease our revenue or increase our costs.

     We acquired LCG on April 20, 2000, we acquired Z-Spanish Media on August 9, 2000 and we have agreed to acquire certain outdoor advertising assets of Infinity Broadcasting Corporation. As a result of these acquisitions, our number of employees grew from 562 as of December 31, 1999 to approximately 1,050 as of June 30, 2000. To integrate these and other pending and future acquisitions, we need to:

     .    retain key management and personnel of acquired companies;
     .    successfully merge corporate cultures and business processes;
     .    realize sales efficiencies and cost reduction benefits; and
     . operate successfully in markets in which we may have little or no prior experience.

     In addition, after we have completed an acquisition, our management must be able to assume significantly greater responsibilities, and this in turn may cause them to divert their attention from our existing operations. If we are unable to completely integrate into our business the operations of the companies that we have recently acquired or that we may acquire in the future, our revenue could decrease or our costs could increase.

     Our acquisition of certain outdoor advertising assets from Infinity Broadcasting Corporation is being made as a divestiture of assets in accordance with the final written judgment of an antitrust proceeding between the Department of Justice and Infinity Broadcasting, among others. Pursuant to the final judgment, the Department of Justice must be satisfied, in its sole discretion, that the divestiture of these outdoor advertising assets will remedy the competitive harm alleged by the Department of Justice in the complaint underlying the antitrust proceeding. The Department of Justice has informed us in writing that it is reviewing the terms of our acquisition of such assets in order to approve us as a buyer. If, in its sole discretion, the Department of Justice determines that we are not an appropriate buyer for these assets, we will not be permitted to consummate the acquisition and our outdoor advertising revenue will be significantly reduced.

     We may require significant additional capital for future acquisitions and general working capital needs. If our cash flow and existing working capital are not sufficient to fund future acquisitions and our general working capital requirements and debt service, we will have to raise additional funds by selling equity, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives for raising additional funds may be available on acceptable terms to us or in amounts sufficient for us to meet our requirements. Our failure to obtain any required new financing may prevent future acquisitions and have a material adverse effect on our ability to grow through acquisitions.

     Our substantial level of debt could limit our ability to grow and compete.

     After repaying some of our outstanding indebtedness with a portion of the proceeds from our IPO, and after the consummation of our pending acquisitions described elsewhere in this Form 10-Q, we expect to have approximately $200 million of debt outstanding under our proposed new bank credit facility. We expect to obtain a portion of our required capital through debt financing that bears or is likely to bear interest at a variable rate, subjecting us to interest rate risk. A significant portion of our cash flow from operations will be dedicated to servicing our debt obligations and our ability to obtain additional financing may be limited.

     We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets to our lenders as collateral. Our lenders could proceed against the collateral granted to them to repay outstanding indebtedness if we are unable to meet our debt service obligations. If the amounts outstanding under our bank credit facilities are accelerated, our assets may not be sufficient to repay in full the money owed to such lenders.

     The terms of our current bank credit facilities restrict, and our proposed new bank credit facility will restrict, our ability to make acquisitions or investments and to obtain additional financing.

     Our bank credit facilities contain, and our proposed new bank credit facility will contain, covenants that restrict, among other things, our ability to:

     .    incur additional indebtedness;
     .    pay dividends;
     .    make acquisitions or investments; and
     .    merge, consolidate or sell assets.

     Our bank credit facilities also require, and our proposed new bank credit facility will require, us to maintain specific financial ratios. A breach of any of the covenants contained in our bank credit facilities, or our proposed new bank credit facility, could allow our lenders to declare all amounts outstanding under such facilities to be immediately due and payable.

     Our executive officers have control over our policies, affairs and all other aspects of our business and future direction.

     Walter F. Ulloa, our Chairman and Chief Executive Officer, Philip C. Wilkinson, our President and Chief Operating Officer, and Paul A. Zevnik, our Secretary (or trusts or controlled entities of such individuals), own all of the shares of our Class B common stock, and have approximately 77% of the combined voting power of our outstanding shares of common stock. The holders of our Class B common stock are entitled to ten votes per share on any matter subject to a vote of the stockholders. Accordingly, Messrs. Ulloa, Wilkinson and Zevnik have the ability to elect each of the remaining members of our board of directors, other than the two members of our board of directors to be appointed by Univision, and will have control of all aspects of our business and future direction. Messrs. Ulloa, Wilkinson and Zevnik have agreed contractually to elect themselves, Amador S. Bustos, the President of our Radio Division, and a representative of TSG Capital Fund III, L.P. as directors of our company. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of our company.

     Univision will have significant influence over our business and could make certain transactions more difficult or impossible to complete.

     Univision, as the holder of all of our Class C common stock, has significant influence over material decisions relating to our business, including the right to elect two of our directors, and the right to approve material decisions involving our company, including any merger, consolidation or other business combination, any dissolution of our company and any transfer of the FCC licenses for any of our Univision-affiliated television stations. Univision's ownership interest may have the effect of delaying, deterring or preventing a change in control of our company and may make some transactions more difficult or impossible to complete without its support.

     Our television ratings and revenue could decline significantly if our relationship with Univision or if Univision's success changes in an adverse manner.

     If our relationship with Univision changes in an adverse manner, or if Univision's success diminishes, it could have a material adverse effect on our ability to generate television advertising revenue on which our television business depends. The ratings of Univision's network programming might decline or Univision might not continue to provide programming, marketing, available advertising time and other support to its affiliates on the same basis as currently provided. Additionally, by aligning ourselves closely with Univision, we might forego other opportunities that could diversify our television programming and avoid dependence on any one television network. Univision's relationships with Grupo Televisa, S.A. de C.V. and Corporacion Venezolana de Television, C.A., or Venevision, are important to Univision's and consequently our, continued success. For example, we could be adversely affected by the current dispute between Univision and Televisa. Under its program license agreements with Televisa, Univision has the first right to air Televisa's Spanish-language programming in the United States through 2017. Televisa now asserts that it can directly broadcast that same programming into the United States through a direct satellite venture in Mexico.

     Cancellations or reductions of advertising could cause our quarterly results to fluctuate, which could adversely affect the market price of our Class A common stock.

     We do not obtain long-term commitments from our advertisers, and advertisers may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in purchases of advertising could adversely affect our revenue, especially if we are unable to replace such purchases.

     Our expense levels are based, in part, on expected future revenue and are relatively fixed once set. Therefore, unforeseen fluctuations in advertising sales could adversely impact our operating results. These factors could cause our quarterly results to fluctuate, which could adversely effect the market price of our Class A common stock.

Risks Related to the Television, Radio, Outdoor Advertising and Publishing Industries

     If we are unable to maintain our FCC license at any station, we may have to cease operations at that station.

     The success of our television and radio operations depends, in part, on acquiring and maintaining broadcast licenses issued by the FCC, which are typically issued for a maximum term of eight years and are subject to renewal. Pending or future renewal applications submitted by us may not be approved, and renewals may include conditions or qualifications that could restrict our television and radio operations. In addition, third parties may challenge our renewal applications. If the FCC were to issue an order denying a license renewal application or revoking a license, we could be required to cease operating the broadcast station covered by the license.

     Our failure to maintain our FCC broadcast licenses could cause a default under our credit facilities and cause an acceleration of our indebtedness.

     Our bank credit facilities require us to maintain our FCC licenses. If the FCC were to revoke any of our material licenses, our lenders could declare all amounts outstanding under the bank credit facilities to be immediately due and payable. If our indebtedness is accelerated, we may not have sufficient funds to pay the amounts owed.

     Displacement of any of our low-power television stations could cause our ratings and revenue for any such station to decrease.

     Our low-power television stations operate with far less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations are treated as a secondary service. In the event that our stations would cause interference to full-power stations, we are required to eliminate the interference or terminate service. As a result of the FCC's initiation of digital television service and actions by Congress to reclaim channels previously used fro broadcasting for auction to wireless services or assignment to public safety services, the number of available broadcast channels has been narrowed. The result is that in a few urban markets where we operate, including Washington, D.C. and San Diego, there are a limited number of alternative channels to which our low-power television stations can migrate as they are displaced by full-power broadcasters and non-broadcast services. If we are unable to move our signals to replacement channels, we may be unable to maintain the same level of service, which could harm our ratings and advertising revenue or, in the worst case, cause us to discontinue operations at those low-power stations.

     The required conversion to digital television could impose significant costs on us which may not be balanced by consumer demand.

     The FCC requires us to provide a digitally transmitted signal by May 1, 2002 for all of our U.S. television stations and, generally, to stop broadcasting analog signals by 2006. Our costs to convert our television stations to digital television could be significant, and there may not be any consumer demand for digital television services. The imposition of digital television and the removal of Channels 60-69 from use for television broadcasting have reduced available channels, which may affect our continued ability to operate certain of our low-power television stations.

     Changes in the rules and regulations of the FCC could result in increased competition for our broadcast stations that could lead to increased competition in our markets.

     Recent and prospective actions by the FCC could cause us to face increased competition in the future. The changes include:

     . relaxation of restrictions on the participation by regional telephone operating companies in cable television and other direct-to-home audio and video technologies;
     . the establishment of a Class A television service for low-power stations that make such stations primary stations and give them protections against full-service stations;
     . plans to license low-power FM radio stations that will be designed to serve small localized areas and niche audiences; and
     . permission for direct broadcast satellite television to provide the programming of traditional over-the-air stations, including local and out-of-market network stations.

     Because our full-power television stations rely on "must carry" rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operations.

     Pursuant to the "must carry" provisions of the Cable Television Consumer Protection and Competition Act of 1992, a broadcaster may demand carriage on a specific channel on cable systems within its market. However, the future of those "must carry" rights is uncertain, especially as they relate to the carriage of digital television stations. The current FCC rules relate only to the carriage of analog television signals. It is not clear what, if any, "must carry" rights television stations will have after they make the transition to digital television. New laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operations.

     Our low-power television stations do not have "must carry" rights. In seven markets where we currently hold only a low-power license we may face future uncertainty with respect to the availability of cable carriage. With the exception of the San Angelo market, all of our low-power stations reach a substantial portion of the Hispanic cable households in their respective markets.

     If we are unable to compete effectively for advertising revenue against other stations and other media companies, some of which have greater resources than we do, we could suffer a decrease in advertising revenues.

     We compete with Spanish-language and general market media in each of our business segments. Some of our competitors are larger and have significantly greater resources than we do. In addition, the Telecommunications Act facilitates the entry of other broadcasting companies into the markets in which we operate stations or may operate stations in the future. If we are unable to compete successfully in the markets we serve, we may suffer a decrease in advertising revenue, which could adversely affect our business and financial condition.

     Strikes, work stoppages and slowdowns by our employees could disrupt our publishing operations.

     Our publishing business depends to a significant degree on our ability to avoid strikes and other work stoppages by our employees. The Newspaper and Mail Deliverers' Union of New York and Vicinity and the Newspaper Guild of New York represent our publishing employees. Our collective bargaining agreement with the Newspaper and Mail Deliverers' Union of New York and Vicinity expires on March 30, 2004. Our collective bargaining agreement with the Newspaper Guild of New York expires on June 30, 2002. Future collective bargaining agreements may not be negotiated without service interruptions, and the results of these negotiations may result in decreased revenue in our publishing operations.

     Stockholders who desire to change control of our Company may be prevented from doing so by provisions of our charter, applicable law and our credit agreement.

     Our charter could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Our charter provisions could diminish the opportunities for a stockholder to participate in tender offers.
In addition, under our charter, our board of directors may issue preferred stock that could have the effect of delaying or preventing a change in control of our company. The issuance of preferred stock could also negatively affect the voting power of holders of our common stock. The provisions of our charter may have the effect of discouraging or preventing an acquisition or sale of our business. In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

     The transfer restrictions imposed on the broadcast licenses we own also restrict the ability of third parties to acquire us. Our licenses may only be transferred with prior approval by the FCC. Accordingly, the number of potential transferees of our licenses is limited, and any acquisition, merger or other business combination involving Entravision would be subject to regulatory approval.

     In addition, the documents governing our indebtedness contain limitations on our ability to enter into a change of control transaction. Under these documents, the occurrence of a change of control transaction, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of our outstanding indebtedness.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

General

     Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. We periodically enter into derivative financial instrument transactions such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes. Our credit facilities require us to maintain an interest rate protection agreement.

Interest Rates

     Our bank revolving line of credit bears interest at a variable rate of LIBOR (7.77% at June 30, 2000) plus 1.625%, and our term loan used to finance the LCG acquisition bears interest at LIBOR plus 4% at April 19, 2000. At June 30, 2000 we had $178.6 million of variable rate bank debt. We currently hedge a portion of our outstanding variable rate debt by using an interest rate cap. This interest rate cap effectively converts $50 million of our variable rate debt to a LIBOR fixed rate of 7% for two-year period. Based on the current level of borrowings under our credit facilities at our interest rate cap agreements, an increase in LIBOR from the rates at June 30, 2000 to the cap rates would not materially change our interest expense. The estimated fair value of this interest rate cap agreement was not material and we expect to continue to use similar types of interest rate protection agreements in the future.

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

     None, during the quarter ended June 30, 2000.

     On July 20, 2000, Telemundo Network Group LLC, Telemundo Network, Inc. and Council Tree

Communications, L.L.C. filed an action against the Company and certain of the Company's affiliates in the Circuit Court of the 11/th/ Judicial Circuit in and for Miami-Dade County, Florida relating to the Company's investment in XHAS-TV, Channel 33 in Tijuana, Mexico. The action seeks to have the sale voided and other unspecified damages for breach of contract relating to Telemundo's attempted exercise of a right of first refusal to buy the assets of XHAS-TV. In addition to its contract claim, Telemundo asserts tortious interference, fraud and conspiracy to defraud. We intend to vigorously defend against this action.

     Subsequently, we filed an action in the Superior Court of the State of California for the County of San Diego against the same Telemundo entities seeking unspecified damages and a declaratory judgment that, among other things, Telemundo failed to timely exercise its right of first refusal with respect to the acquisition of the assets of XHAS-TV.

     We do not believe that any resolution of these matters is likely to have an adverse material impact.

Item 2.   Changes in Securities and Use of Proceeds.

     (C) Recent Sales of Unregistered Securities.

     On April 19, 2000, we entered into an Exchange Agreement with our predecessor, certain exchanging members and stockholders and Univision in which an aggregate of 1,953,924 direct and indirect membership units in our predecessor would be exchanged for an aggregate of 5,538,175 shares of our Class A common stock and 27,678,533 shares of our Class B common stock, and Univision's subordinated note and option would be exchanged for 21,983,392 newly-issued shares of our Class C common stock as part of our recapitalization from a limited liability company to a C-corporation. The Exchange Agreement was amended and restated in its entirety effective as of July 24, 2000. This reorganization was consummated on August 3, 2000. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     On April 20, 2000, we entered into an Acquisition Agreement and Plan of Merger, as amended in July 2000, with our predecessor, ZSPN Acquisition Corporation, Z-Spanish Media and certain of its stockholders pursuant to which we agreed to acquire all of the outstanding capital stock of Z-Spanish Media for approximately $448 million, including the repayment of approximately $109 million in debt. The transaction was consummated on August 9, 2000. The consideration paid to the stockholders of Z-Spanish Media consisted of approximately $224 million in cash and 7,187,902 shares of our Class A common stock. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

     (D) Use of Proceeds from Sales of Registered Securities.

     On August 9, 2000, the Company completed an initial public offering (the "Offering") of its Class A common stock. The underwriters for the Offering were represented by Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., Bear, Stearns & Co. Inc. and DLJdirect Inc. The shares of Class A common stock sold in the Offering were registered under the Securities Act on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-35336) that was declared effective by the SEC on August 1, 2000. The Offering commenced on August 2, 2000.
46,435,458 shares of Class A common stock registered under the Registration
Statement were sold by the underwriters at a price of $16.50 per share.   The
Company also sold 6,464,542 shares of its Class A common stock directly to Univision at a price of $15.47 per share. The aggregate public offering price was approximately $866,191,522. In connection with the Offering, the Company paid an aggregate of $47.9 million in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the fees payable to the SEC, National Association of Securities Dealers, Inc. ("NASD") and the New York Stock Exchange.

SEC registration fee                      $  195,519
NASD filing fee                               30,500
New York Stock Exchange listing fee          500,000
Blue sky fees and expenses                     7,500
Printing and engraving expenses              600,000
Legal fees and expenses                    1,475,000
Accounting fees and expenses               1,398,000
Transfer agent fees                            3,500
Miscellaneous                                250,000
                                          ----------
Total                                     $4,460,019
                                          ==========

Use of Proceeds

     The net proceeds to us from the sale of 52,900,000 shares of Class A common stock in the Offering were approximately $818 million, after deducting the underwriting fees and offering expenses.

     We closed the acquisition of Z-Spanish Media on August 9, 2000. Approximately $333 million of the net proceeds of the Offering were used to pay the cash portion of the purchase price for Z-Spanish Media and to extinguish the Z-Spanish Media indebtedness.

     We intend to use the balance of the net proceeds from the Offering as follows:

To repay the existing loan on LCG                                         $115,000,000
To acquire certain billboards from Infinity Broadcasting Corporation       168,200,000
To acquire two radio stations from Citicasters Co.                          68,000,000
To acquire four radio stations from Sunburst Media, LP                      53,000,000
To repay part of the balance on Entravision's credit facility               50,000,000
To acquire a television station in Orlando, Florida                         21,500,000
For working capital and general corporate purposes                           9,300,000
                                                                          ------------
Total                                                                     $485,000,000
                                                                          ============

     Until we use the net proceeds of the Offering as described above, we will invest them in short-term, interest-bearing, investment grade securities.

     None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

Item 3.   Defaults upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     By Unanimous Written Consent of the Sole Stockholder of Entravision Communications Corporation, effective as of June 12, 2000, the sole stockholder approved the authorization and sale of the Company's Class A common stock in the initial public offering, the grant to the underwriters of an over-allotment option, the reservation of shares of Class A common stock for issuance upon conversion of the Class B common stock, the reservation of shares of Class A common stock for issuance upon the conversion of shares of Class C common stock, and the reservation of shares of Class A common stock for issuance upon the conversion of the Series A preferred stock.

     By Unanimous Written Consent of the Sole Stockholder of Entravision Communications Corporation, effective as of June 12, 2000, the sole stockholder approved the 2000 Omnibus Equity Incentive Plan and the reservation for issuance under the Plan of 11,500,000 shares of Class A common stock.

     By Unanimous Written Consent of the Sole Stockholder of Entravision Communications Corporation in Lieu of Annual Meeting, effective as of June 12, 2000, the sole stockholder elected Walter F. Ulloa and Philip C. Wilkinson as directors of the Company, effective immediately.

     By Unanimous Written Consent of the Sole Stockholder of Entravision Communications Corporation, effective July 31, 2000, the sole stockholder elected the following individuals as directors of the Company, effective August 2, 2000, to serve until the next annual meeting of the stockholders or until their successors are duly elected and have qualified, unless such individuals are removed or are otherwise disqualified from serving as a director of the
Company:

     Class A/B Directors                 Class C Directors
     -------------------                 -----------------

     Walter F. Ulloa                     Andrew W. Hobson
     Philip C. Wilkinson                 Michael D. Wortsman
     Paul A. Zevnik
     Darryl B. Thompson
     Amador S. Bustos

Item 5.   Other Information.

Z-Spanish Media

     On April 20, 2000, the Company agreed to acquire all of the outstanding capital stock of Z-Spanish Media. Z-Spanish Media owns 33 radio stations and an outdoor billboard business. The acquisition closed on August 9, 2000. The purchase price, as amended on July 25, 2000, was approximately $448 million, including approximately $109 million of debt. The purchase price consisted of approximately $224 million in cash and the remainder in newly-issued Class A common stock of the Company. In connection with this acquisition, the Company issued approximately 1.5 million options on its Class A common stock in exchange for Z-Spanish Media's previously outstanding stock options. In connection with these stock options, the Company will record as additional purchase price approximately $7.0 million for the excess of the estimated fair value over the intrinsic value of the options. In addition, the Company will recognize approximately $11.0 million as non-cash stock-based compensation over the remaining three-year vesting period.

Citicasters Co.

     In March 2000, the Company entered into an asset purchase agreement with Citicasters Co., a subsidiary of Clear Channel Communications, Inc., to acquire the FCC licenses relating to the operations of radio stations KACD(FM) Santa Monica, California, and KBCD(FM) Newport Beach, California, for $85.0 million. On March 3, 2000, the Company deposited $17 million in escrow relating to this acquisition. This transaction closed on August 24, 2000.

Radio Stations KFRQ(FM), KKPS(FM), KVPA(FM) and KVLY(FM)

     On May 22, 2000, the Company agreed to acquire certain assets relating to the operations of radio stations KFRQ(FM), KKPS(FM), KVPA(FM) and KVLY(FM) from Sunburst Media, LP, for $55.0 million. This transaction closed on September 12, 2000.

Infinity Broadcasting Corporation

     On June 13, 2000, the Company agreed to acquire certain outdoor advertising assets from Infinity Broadcasting Corporation for a total of $168.2 million.
The closing of this acquisition is subject to conditions, including the receipt of required approvals. The Company will finance the acquisition with proceeds from its IPO.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     The following exhibits are attached hereto and incorporated herein by reference.

Exhibit
Number    Exhibit Description
2.1(1)    Acquisition Agreement and Plan of Merger dated April 20, 2000 by and among the registrant, Entravision Communications Company, L.L.C., ZSPN
          Acquisition Corporation, Z-Spanish Media Corporation and certain of its stockholders.
2.2(1)    Exchange Agreement dated April 19, 2000 by and among the registrant,
          Entravision Communications Company, L.L.C., certain exchanging members and stockholders and Univision Communications Inc.
2.3*      Amended and Restated Exchange Agreement dated July 24, 2000 by and among the registrant, Entravision Communications Company, L.L.C., certain exchanging members and stockholders and Univision
          Communications Inc.
2.4(1)    Asset Purchase Agreement dated as of June 14, 2000 by and between the registrant and Infinity Broadcasting Corporation.
2.5*      First Amendment to Acquisition Agreement and Plan of Merger dated
          August 9, 2000 by and among the registrant, Entravision Communications
          Company, L.L.C., ZSPN Acquisition Corporation, Z-Spanish Media
          Corporation and certain of its stockholders.
2.6(1)    Asset Purchase Agreement dated as of February 29, 2000 by and between
          Citicasters Co. and the registrant.
2.7*      Asset Purchase Agreement dated as of May 22, 2000 by and between
          Sunburst Media, LP and the registrant.
3.1*      First Restated Certificate of Incorporation of registrant.
3.2*      First Amended and Restated Bylaws of registrant.
10.1(1)   2000 Omnibus Equity Incentive Plan of the registrant.
10.2(1)   Form of Voting Agreement by and among Walter F. Ulloa, Philip C.
          Wilkinson, Paul A. Zevnik and the registrant.
10.3(1)   Third Amendment to Amended and Restated Credit Agreement dated April
          18,

          2000 by and among KSMS-TV, Inc., Tierra Alta Broadcasting, Inc.,
          Cabrillo Broadcasting Corporation, Golden Hills Broadcasting
          Corporation, Las Tres Palmas Corporation, Valley Channel 48, Inc.,
          Telecorpus, Inc., Entravision Communications Company, L.L.C., the
          lender parties thereto and Union Bank of California, N.A., as agent.
10.4(1)   Term Loan Agreement dated April 20, 2000 by and among LCG Acquisition
          Corporation, the lender parties thereto and Union Bank of California,
          N.A.
10.5(1)   Security Agreement dated April 20, 2000 by and between LCG Acquisition
          Corporation and Union Bank of California, N.A.
10.6(1)   Pledge Agreement dated April 20, 2000 by Walter F. Ulloa and Philip C.
          Wilkinson in favor of Union Bank of California, N.A.
10.7(1)   Convertible Subordinated Note Purchase Agreement dated as of April 20,
          2000 by and among Entravision Communications Company, L.L.C., the registrant and certain investors
10.8(1)   Subordinated Convertible Promissory Note dated April 20, 2000 in the principal amount of $90 million from Entravision Communications
          Company, L.L.C. in favor of TSG Capital Fund III, L.P.
10.9(1)   Investor Rights Agreement dated April 20, 2000 by and among
          Entravision Communications Company, L.L.C., the registrant and TSG
          Capital Fund III, L.P.
10.10*    Employment Agreement dated August 1, 2000 by and between the registrant and Walter F. Ulloa.
10.11*    Employment Agreement dated August 1, 2000 by and between the registrant and Philip C. Wilkinson.
27.1*     Financial Data Schedule.

-----------------
*   Filed herewith.

(1) Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.

     (b)  Reports on Form 8-K

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ENTRAVISION COMMUNICATIONS CORPORATION


                                By:  /s/ Jeanette Tully
                                    --------------------------------------------
                                         Jeanette Tully
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer

Dated:    September 15, 2000