Form 10-Q
period 2000-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2000-11-14
CIK 1109116

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

COMMISSION FILE NUMBER 1-15997

                    ENTRAVISION COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)


           DELAWARE
(State or other jurisdiction of                                   95-4783236
incorporation or organization)           (I.R.S. Employer Identification No.)

2425 Olympic Boulevard, Suite 6000 West
Santa Monica, California                                                 90404
(Address of principal executive offices)                              (Zip Code)


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

          YES [X]                             NO [ ]

     As of November 14, 2000, there are 65,626,063 shares, $0.0001 par value per share, of the registrant's Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant's Class B common stock outstanding and 21,983,392 shares, $0.0001 par value per share, of the registrant's Class C common stock outstanding.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                  Number
                                                                                  ------
                         PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
          and December 31, 1999                                                     1

          Consolidated Statements of Operations for the Three Months and
          Nine Months Ended September 30, 2000 (Unaudited) and 1999 (Unaudited)     2

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2000 (Unaudited) and 1999 (Unaudited)                 3

          Notes to Consolidated Financial Statements (Unaudited)                    4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                    13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk               20

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                        21

Item 2.   Changes in Securities and Use of Proceeds                                21

Item 3.   Defaults Upon Senior Securities                                          23

Item 4.   Submission of Matters to a Vote of Security Holders                      23

Item 5.   Other Information                                                        24

Item 6.   Exhibits and Reports on Form 8-K                                         24

                     ENTRAVISION COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                               September 30,
                                                                             2000 (Unaudited)           December 31, 1999
                                                                             --------------------------------------------
                                  ASSETS
Current assets
   Cash and cash equivalents                                                       $  291,608                    $  2,357
   Receivables:
      Trade, net of allowance for doubtful accounts of 2000 $2,217; 1999               29,530                      12,392
         $979
      Related parties                                                                     273                         273
   Prepaid expenses and other current assets                                            9,547                         355
                                                                             ----------------           -----------------
   Total current assets                                                               330,958                      15,377
Property and equipment, net                                                            99,753                      27,230
Intangible assets, net                                                              1,113,104                     152,387
Other assets, including deposits on acquisitions of 2000 $6,294; 1999                  22,398                      10,023
   $8,742
                                                                             ----------------           -----------------
                                                                                   $1,566,213                    $205,017
                                                                             ================           =================

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND OWNERS' EQUITY

Current liabilities
   Current maturities of notes and advances payable, related parties               $      201                    $    231
   Current maturities of long-term debt                                                 1,321                       1,389
   Accounts payable and accrued expenses (including related parties of                 27,492                       7,479
      2000 $702; 1999 $280)
                                                                             ----------------           -----------------
   Total current liabilities                                                           29,014                       9,099
                                                                             ----------------           -----------------
Long-term debt
   Subordinated note payable to Univision                                                  --                      10,000
   Notes payable, less current maturities                                             215,722                     155,917
                                                                             ----------------           -----------------
                                                                                      215,722                     165,917
Other long-term liabilities                                                             6,669                          --
Deferred taxes                                                                        176,746                       1,990
                                                                             ----------------           -----------------
      Total liabilities                                                               428,151                     177,006
                                                                             ----------------           -----------------
Commitments and contingencies

Series A mandatorily redeemable convertible preferred stock, $0.0001 par               79,053                           -
   value, 11,000,000 shares authorized; shares issued and outstanding 2000
   5,865,102
Members' capital
   Entravision Communications Company, L.L.C.                                               -                      59,645
   Common stock of member corporations                                                      -                       1,256
   Additional paid-in capital of member corporations                                        -                      16,329
   Accumulated deficit                                                                      -                     (48,635)
Stockholders' equity
   Class A common stock, $0.0001 par value, 260,000,000 shares                              7                           -
      authorized; shares issued and outstanding 2000 65,626,063
   Class B common stock, $0.0001 par value, 40,000,000 shares                               3                           -
       authorized; shares issued and outstanding 2000 27,678,533
   Class C common stock, $0.0001 par value, 25,000,000 shares                               2                           -
      authorized; shares issued or outstanding 2000 21,983,392
   Additional paid-in capital                                                       1,083,149                           -
   Deferred compensation                                                               (6,969)                          -
   Accumulated deficit                                                                (16,581)                          -
                                                                             ----------------           -----------------
                                                                                    1,138,664                      28,595
Less: stock subscription notes receivable                                                (602)                       (584)
                                                                             ----------------           -----------------
                                                                                    1,138,062                      28,011
                                                                             ----------------           -----------------
                                                                                   $1,566,213                    $205,017
                                                                             ================           =================

  See Notes to Consolidated Financial Statements.

                    ENTRAVISION COMMUNICATIONS CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     (In thousands, except share, per share and per membership unit data)

                                            Three Months Ended September 30,           Nine Months Ended September 30,
                                          -----------------------------------       --------------------------------------
                                               2000                 1999                 2000                    1999
                                          --------------      ---------------       --------------          --------------
Gross revenues (including network            $    49,390          $    17,580          $   108,659             $    46,635
   compensation from Univision of
   $855, $568, $4,159 and $1,926)
Less agency commissions                            4,341                1,844               10,301                   4,783
                                             -----------          -----------          -----------             -----------
   Net revenues                                   45,049               15,736               98,358                  41,852
                                             -----------          -----------          -----------             -----------
Expenses:
   Direct operating (including                    16,438                6,067               37,764                  16,630
      Univision national
       representation fees of
       $1,075, $830, $2,989 and $2,106)
Selling, general and administrative               10,947                2,963               22,835                   8,397
   (excluding non-cash stock-based
   compensation of $1,027,
   $7,286, $4,590 and $21,857)
Corporate expenses (including                      4,790                1,563                9,267                   4,152
   related parties of $161, $264,
   $340 and $415)
Non-cash stock-based                               1,027                7,286                4,590                  21,857
   compensation
Depreciation and amortization                     21,721                4,071               36,857                  11,451
                                             -----------          -----------          -----------             -----------
                                                  54,923               21,950              111,313                  62,487
                                             -----------          -----------          -----------             -----------
   Operating (loss)                               (9,874)              (6,214)             (12,955)                (20,635)
Interest expense (including                       (9,047)              (2,517)             (23,186)                 (6,493)
   amounts to Univision of  $724,
   $175, $3,645 and $526)
Non-cash interest expense relating                (2,615)              (2,500)             (39,677)                 (2,500)
   to related party beneficial
   conversion options
Interest income                                    3,807                   38                4,252                      66
                                             -----------          -----------          -----------             -----------
   Loss before income taxes                      (17,729)             (11,193)             (71,566)                (29,562)
Income tax (expense) benefit                      (7,317)                  13               (7,475)                    (68)
                                             -----------          -----------          -----------             -----------
   Net (loss) before equity                      (25,046)             (11,180)             (79,041)                (29,630)
   in earnings of nonconsolidated
   affiliate
Equity in loss of nonconsolidated                   (166)                  --                 (166)                     --
   Affiliate
                                             ===========          ===========          ===========             ===========
   Net (loss)                                $   (25,212)         $   (11,180)         $   (79,207)            $   (29,630)
Loss per membership unit                     $     (4.30)         $     (5.37)         $    (31.04)            $    (14.00)
                                             ===========          ===========          ===========             ===========
Loss per share                               $     (0.14)                              $     (0.14)
                                             -----------                               -----------
Pro forma provision for income
   taxes benefit                                   3,297                  318                5,904                   1,346
                                             -----------          -----------          -----------             -----------
Pro forma net loss                           $    (6,234)         $   (10,875)         $   (57,638)            $   (28,216)
                                             ===========          ===========          ===========             ===========
Pro forma per share data:
Net loss per share: basic and
   diluted                                   $     (0.30)         $     (0.34)         $     (1.59)            $     (0.87)
                                             ===========          ===========          ===========             ===========
Weighted average common shares
   Outstanding: basic and diluted             85,817,163           32,418,854           50,321,985              32,414,009
                                             ===========          ===========          ===========             ===========

See Notes to Consolidated Financial Statements.

                     ENTRAVISION COMMUNICATIONS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                           ---------------------------------
Cash Flows from Operating Activities:                                          2000               1999
Net (Loss)                                                                    $  (79,207)        $(29,630)
Adjustments to Reconcile Net (Loss) to Net Cash Provided by Operating
Activities:
  Depreciation and amortization                                                   36,857           11,256
  Deferred tax expense (benefit)                                                   7,188             (228)
  Amortization of debt issue costs                                                 2,237              195
  Intrinsic value of subordinated note exchange option                            39,677               --
  Net loss in equity method investee                                                 166               --
  Non-cash stock-based compensation                                                4,590           21,857
  Loss on disposal of property and equipment                                          15              100
  Changes in assets and liabilities, net of effect of business combination:
  (Increase) in accounts receivable                                               (4,757)          (2,255)
  (Increase) decrease in prepaid expenses and other assets                         1,616             (369)
  Increase (decrease) in accounts payable, accrued expense and other                 679           (1,181)
                                                                              ----------         --------
  Net cash provided by operating activities                                        9,061             (255)
                                                                              ----------         --------
Cash Flows from Investing Activities:
  Proceeds from sale of equipment                                                     22               59
  Proceeds from sale of station assets                                             1,001               --
  Purchases of property and equipment                                            (10,802)          (5,290)
  Cash deposits and purchase price on acquisitions                              (769,008)         (37,103)
                                                                              ----------         --------
  Net cash (used in) investing activities                                       (778,787)         (42,334)
                                                                              ----------         --------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                                         813,977               --
  Purchase and retirement of common stock                                             --              (30)
  Principal payments on note payable                                            (325,241)            (280)
  Proceeds from borrowings on notes payable                                      573,655           44,951
  Dividends paid to members for income taxes                                          --           (2,400)
  Payments of deferred debt costs                                                 (3,414)              --
                                                                              ----------         --------
  Net cash provided by financing activities                                    1,058,977           42,241
                                                                              ----------         --------
  Net increase (decrease) in cash and cash equivalents                           289,251             (348)
Cash and Cash Equivalents:
  Beginning                                                                        2,357            3,661
                                                                              ----------         --------
  Ending                                                                      $  291,608         $  3,313
                                                                              ==========         ========
Supplemental Disclosures of Cash Flow Information
Cash Payments for:
  Interest                                                                    $   19,204         $  6,504
                                                                              ==========         ========
  Income taxes                                                                $      695         $    377
                                                                              ==========         ========
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  Deferred stock compensation                                                 $    6,969         $     --
                                                                              ==========         ========
Assets Acquired and Debt Issued in Business Combinations:
  Current assets, net of cash acquired                                        $   31,646         $     86
  Broadcast equipment and furniture and fixtures                                  69,455            4,260
  Intangible assets                                                              979,716           64,936
  Other assets                                                                     7,866               --
  Current liabilities                                                            (18,244)              --
  Deferred taxes                                                                (167,569)          (2,112)
  Notes payable                                                                       --          (12,000)
  Other liabilities                                                               (5,150)              --
  Increase in subordinated debt exchange option                                       --          (13,915)
  Issuance of Common Stock                                                      (118,600)              --
  Estimated fair value allocated to option agreement                              (3,015)              --
  Fair market and intrinsic value and options exchanged in
   business combinations, net                                                     (2,788)              --
  Less cash deposits from prior year                                              (8,500)          (4,200)
                                                                              ----------         --------
  Net cash paid                                                               $  764,817         $ 37,055
                                                                              ==========         ========

See Notes to Consolidated Financial Statements.

                    ENTRAVISION COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              September 30, 2000

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

2.   Initial Public Offering

     On August 9, 2000, the Company completed an underwritten initial public offering ("IPO") of 46,435,458 shares of its Class A common stock at a price of $16.50 per share. The Company also sold 6,464,542 shares of its Class A common stock directly to Univision Communications Inc. ("Univision") at a price of $15.47 per share. The net proceeds to the Company, after deducting underwriting discounts and commissions, and offering expenses, were approximately $813 million.

3.   The Company and Significant Accounting Policies

     On February 11, 2000, ECC was formed. The First Restated Certificate of Incorporation of ECC authorizes both common and preferred stock. The common stock has three classes identified as A, B and C which have similar rights and privileges, except the Class B common stock provides ten votes per share as compared to one vote per share for all other classes of common stock. Univision, as the holder of all Class C common stock, is entitled to vote as a separate class to elect two directors, and has the right to vote as a separate class on certain material transactions. Class B and C common stock is convertible at the holder's option into one fully-paid and nonassessable share of Class A common stock and is required to be converted into one share of Class A common stock upon certain events as defined in the First Restated Certificate of Incorporation. The Series A mandatorily redeemable convertible preferred stock has limited voting rights, and accrues an 8.5% dividend.

     Effective August 3, 2000, an exchange transaction was consummated whereby the direct and indirect ownership interests in Entravision Communications Company, L.L.C. (ECC LLC) were exchanged for Class A or Class B common stock of ECC. The Class B common stock was issued to Walter F. Ulloa, Philip C. Wilkinson and Paul A. Zevnik (and certain trusts and related entities of such individuals) in exchange for their direct and indirect membership interests in ECC LLC. Each of the remaining individuals, trust and other entities holding direct membership interests in ECC LLC exchanged such interests for Class A common stock of ECC. In addition, the remaining stockholders (other than Messrs. Ulloa, Wilkinson and Zevnik) of Cabrillo Broadcasting Corporation, Golden Hills Broadcasting Corporation, Las Tres Palmas Corporation, Tierra Alta Broadcasting, Inc., KSMS-TV, Inc., Valley Channel 48, Inc. and Telecorpus, Inc. (collectively, the "Affiliates") exchanged their common shares of the respective corporations for Class A common stock of ECC. Accordingly, the Affiliates became wholly-owned subsidiaries of ECC. Additionally, Univision exchanged its subordinated note for Class C common stock. The number of shares of common stock of ECC issued to the members of ECC LLC and the stockholders of the Affiliates was determined in such a manner that the ownership interest in ECC equaled the direct and indirect ownership interest in ECC LLC immediately prior to the exchange.

     ECC LLC and Affiliates were considered to be under common control and, as such, the exchange was accounted for in a manner similar to a pooling of interests.

Earnings Per LLC Membership Unit

     Basic earnings per membership unit is computed as net income (loss) divided by the weighted average number of membership units outstanding for the period through August 2, 2000 in which the Company operated as a limited liability company. Diluted earnings per membership unit reflects the potential dilution that could occur from membership units issuable through options and convertible securities.

     For the period up to the date of the exchange transaction included in the three months and nine months ended September 30, 2000 and 1999, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on earnings per membership unit.

     The following table sets forth the calculation of loss per LLC membership unit:

                                          For the Period            Three Months            For the Period          Nine Months
                                             July 1 -                   Ended                January 1 -               Ended
                                            August 2,               September 30,            August 2-              September 30,
                                        -----------------          --------------          ---------------         ---------------
                                              2000                      1999                     2000                    1999
                                        -----------------          --------------          ---------------         ---------------
                                                                  (In thousands, except membership units)
Earnings (loss):
Net loss                                       $   (9,531)             $  (11,180)              $  (63,542)             $  (29,630)
Less loss of member corporations                   (1,129)                   (956)                  (2,886)                 (2,974)
                                        -----------------          --------------          ---------------         ---------------
Net loss applicable to members                 $   (8,402)             $  (10,224)              $  (60,656)             $  (26,656)
                                        =================          ==============          ===============         ===============
Membership units outstanding                    1,953,924               1,903,951                1,953,924               1,903,951
                                        =================          ==============          ===============         ===============

Earnings Per Share

     The following table sets forth the calculation of the C corporation's loss per share:

                                            For the Period
                                              August 3 to
                                           September 30, 2000
                                           ------------------
                                             (In thousands
                                               of dollars,
                                             except shares)
Earnings (loss):
Net (loss)                                    $    (15,681)
Accretion of Preferred Stock
 redemption value                                     (900)
                                              ===============
Net (loss) attributable to
 Common Stock                                 $    (16,581)
                                              ===============
Shares                                         115,287,988
                                              ===============

     Basic earnings per share is computed as net income (loss) less accrued dividends payable on Series A mandatorily redeemable preferred stock divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from shares issuable through options and convertible securities.

     For the period August 3, 2000 to September 30, 2000, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on earnings per share. As of September 30, 2000, the number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive are as follows: 5,583,876 for stock options, 549,293 for stock grants subject to repurchase and 5,865,102 for Series A mandatorily redeemable convertible preferred stock.


Pro Forma Income Tax Adjustments and Pro Forma Earnings Per Share

     The pro forma income tax information is included in these financial statements for all periods prior to the exchange transaction to show what the significant effects might have been on the historical statements of operations had the Company and its affiliates not been treated as flow-through entities not subject to income taxes. The pro forma information reflects a benefit for income taxes at the assumed effective rate in the three months and nine months ended September 30, 2000 and 1999.

     The weighted average number of shares of common stock outstanding during the periods used to compute pro forma basic and diluted net loss per share is based on the conversion ratio used to exchange ECC LLC membership units and member corporation shares for shares of ECC's common stock immediately prior to the effective date of the IPO. As of September 30, 2000, the number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive are as follows: 5,583,876 for stock options,549,293 for stock grants subject to repurchase and 5,865,102 for Series A mandatorily redeemable convertible preferred stock.

4.   Business Combinations

     During the three months ended September 30, 2000, with the exception of Latin Communications Group, Inc. (LCG) which was a significant second quarter acquisition, the Company acquired the following companies, all of which were accounted for as purchase business combinations with the operations of the businesses included subsequent to their respective acquisition dates. The allocation of the respective purchase prices are generally based upon management's estimates of the discounted future cash flows to be generated from the broadcast properties for intangible assets and replacement cost for tangible assets, and reflects management's preliminary allocation of purchase price.

     On April 20, 2000, the Company acquired all of the outstanding capital stock of LCG for approximately $256.0 million. LCG operates radio stations in California, Colorado, New Mexico and Washington D.C. and also owns and operates two Spanish-language publications. In connection with this acquisition, the Company amended certain financial covenants related to its credit facility to provide for this acquisition and the issuance of a $90.0 million convertible subordinated note. The subordinated note contained two conversion rights, a voluntary option to the holder at any time after December 31, 2000 and the second, automatically upon the effectiveness of the IPO and the exchange transaction. Effective with the IPO, as discussed in Note 2, the subordinated note converted into 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock of ECC. The Series A preferred stock is convertible into Class A common stock on a share-per-share basis at the option of the holder at any time and accrues dividends at 8.5% per annum, compounded annually and payable upon the liquidation of the Company or redemption. All accrued and unpaid dividends are to be waived and forgiven upon the conversion of the Series A preferred stock into Class A common stock. The Series A preferred stock is subject to redemption at face value plus accrued dividends at the option of the holder for a period of 90 days beginning five years after its issuance, and must be redeemed in full ten years after its issuance. The Company also has the right to redeem the Series A preferred stock at its option at any time one year after its issuance, provided that the trading price of the Class A common stock equals or exceeds 130% of the IPO price of the Class A common stock for 15 consecutive trading days immediately before such redemption.

     In connection with the $90.0 million convertible subordinated note, the Company realized additional non-cash interest expense of approximately $8.1 million of the $19.5 million intrinsic value of the voluntary beneficial conversion feature through the automatic conversion date. Upon conversion, the carrying value of the note, net of the unamortized beneficial conversion discount of $11.4 million, was recorded as Series A mandatorily redeemable convertible preferred stock.

     The Company is recording a periodic charge to accumulated deficit to recognize the accretion of the preferred stock to its redemption value. During the three months ended September 30, 2000, the Company recorded a $0.9 million accretion charge.

Z-Spanish Media Corporation

     On April 20, 2000, the Company agreed to acquire all of the outstanding capital stock of Z-Spanish Media Corporation ("Z-Spanish Media"). This transaction closed on August 9, 2000. Z-Spanish Media owns 33 radio stations and an outdoor billboard business. The purchase price, as amended on July 25, 2000, consisted of approximately $222 million in cash, 7,187,888 shares of newly-issued Class A common stock of the Company after the reorganization as discussed in Note 3, and the assumption of certain liabilities. To comply with a preliminary Department of Justice inquiry, six of Z-Spanish Media's radio stations were transferred to a trust. The beneficiaries of the trust are the former stockholders of Z-Spanish Media. The net proceeds from the sale of these stations will be remitted to the former stockholders of Z-Spanish Media.

     In connection with this acquisition, the Company issued approximately 1.5 million options to purchase its Class A common stock in exchange for Z-Spanish Media's previously outstanding stock options. In connection with these stock options, the Company will record as additional purchase price approximately $12.4 million for the excess of the estimated fair value over the intrinsic value of the options. In addition, the Company will recognize approximately $0.8 million as non-cash stock-based compensation over the remaining three-year vesting period. The purchase price has been preliminarily allocated as follows: $54.3 million to fixed assets, $480.6 million to intangibles and $20.9 million to other assets.

Citicasters Co.

     In March 2000, the Company entered into an asset purchase agreement with Citicasters Co., a subsidiary of Clear Channel Communications, Inc., to acquire the FCC licenses relating to the operations of radio stations KACD(FM) Santa Monica, California, and KBCD(FM) Newport Beach, California, for $85.0 million. This transaction closed on August 24, 2000. The purchase price was preliminarily allocated as follows: $0.6 million to fixed assets and $84.4 million to intangibles.

Radio Stations KFRQ(FM), KKPS(FM), KVPA(FM) and KVLY(FM)

     On May 22, 2000, the Company agreed to acquire certain assets relating to the operations of radio stations KFRQ(FM), KKPS(FM), KVPA(FM) and KVLY(FM) from Sunburst Media, LP for $55.0 million. This transaction closed on September 12, 2000. The purchase price was preliminarily allocated as follows: $2.7 million to fixed assets and $52.3 million to intangibles.

Pro Forma Results

     The following pro forma results of continuing operations assume all of the Company's 2000 and 1999 acquisitions occurred on January 1, 2000 and 1999, respectively. The unaudited pro forma results have been prepared using the historical financial statements of the Company and each acquired entity. The unaudited pro forma results give effect to certain adjustments including amortization of goodwill, depreciation of property and equipment, interest expense and the related tax effects.

                                                       Three Months Ended                              Nine Months Ended
                                                          September 30                                   September 30
                                                --------------------------------               --------------------------------
                                                   2000                   1999                     2000                 1999
                                                ---------              ---------               ----------            ----------
                                                                    (In thousands, except per share data)
Net Revenue                                     $ 50,446               $ 40,713                $ 143,477             $ 107,949
Net (loss)                                       (39,066)               (33,292)                (135,397)             (101,760)
Basic and diluted net (loss) per share          $  (0.47)              $  (1.03)               $   (2.71)            $   (3.14)

     The above pro forma financial information does not purport to be indicative of the results of operations had the 2000 and 1999 acquisitions actually taken place on January 1, 2000 and 1999, respectively, nor is it intended to be a projection of future results or trends.

Acquisitions Subsequent to September 30, 2000

Infinity Broadcasting Corporation

     On June 13, 2000, the Company agreed to acquire certain outdoor advertising assets from Infinity Broadcasting Corporation for a total of $168.2 million. The transaction closed on October 2, 2000. The Company financed the asset acquisition with proceeds from its IPO.

Community Broadcasting Company of San Diego, Inc.

     The Company entered into agreements to acquire a controlling interest in television station K17DI in San Diego, California, for approximately $4.6 million. The closing of the transaction was completed on November 10, 2000.

Pending Transactions

WHCT-TV

     In February 2000, the Company entered into an agreement to acquire the FCC license of television station WHCT in Hartford, Connecticut, for $18.0 million. Management intends to close on this transaction upon receiving FCC approval, which it anticipates receiving in the fourth quarter of 2000.

WNTO-TV

     On April 14, 2000, the Company agreed to acquire certain assets of television station WNTO-TV, Orlando, Florida, for approximately $23.0 million. The Company anticipates that the closing of this transaction will occur in the fourth quarter of 2000.

WUNI-TV

     On October 11, 2000, the Company agreed to acquire certain assets of television station WUNI-TV in Boston, Massachusetts, for $47.5 million. The Company anticipates that the closing of this transaction will occur in the first quarter of 2001.

5.   Stock Options and Grants

2000 Omnibus Equity Incentive Plan

     The Company adopted a 2000 Omnibus Equity Incentive Plan that allows for the award of up to 11,500,000 shares of Class A common stock. Awards under the plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or stock units. In August 2000, the Company awarded 4,089,715 stock options to employees and consultants.

6.   Litigation

     Since September 8, 1999, the Company has been a party to a proceeding with Hispanic Broadcasting Corporation ("Hispanic Broadcasting") before the American Arbitration Association ("AAA") in Phoenix, Arizona regarding a dispute over an agreement to exchange the Company's radio station KLNZ-FM, Glendale, Arizona, with Hispanic Broadcasting's radio station KRIX-FM, Winnie, Texas. The agreement provides for liquidated damages of $2 million in the case of a breach. The Company could also be required to exchange stations in accordance with the agreement. This proceeding was heard before the AAA on October 18-19, 2000, and the Company is awaiting a decision.

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

     On July 20, 2000, Telemundo Network Group LLC, Telemundo Network, Inc. and Council Tree Communications, L.L.C. filed an action against the Company and certain of the Company's affiliates in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida relating to the Company's investment in XHAS-TV, Channel 33 in Tijuana, Mexico. The action seeks to have the sale voided and other unspecified damages for breach of contract relating to Telemundo's attempted exercise of a right of first refusal to buy the assets of XHAS-TV. In addition to its contract claim, Telemundo asserts tortious interference, fraud and conspiracy to defraud. The Company intends to vigorously defend against this action.

     Subsequently, the Company filed an action in the Superior Court of the State of California for the County of San Diego against the same Telemundo entities seeking unspecified damages and a declaratory judgment that, among other things, Telemundo failed to timely exercise its right of first refusal with respect to the acquisition of the assets of XHAS-TV. This action has been stayed by the court pending resolution of the Florida action discussed in the preceding paragraph.

     The Company does not believe that any resolution of these matters is likely to have an adverse material impact.

7.   Segment Information

     Upon consummation of the 2000 acquisitions, management has determined that the Company operates in four reportable segments consisting of television broadcasting, radio broadcasting, newspaper publishing and outdoor advertising. Prior to the second quarter 2000 acquisition of LCG, the Company had a single reportable segment. Prior to the third quarter 2000 Z-Spanish acquisition, the Company had three reportable segments. All previously reported information has been restated to be consistent with the presentation management currently utilizes to determine its reportable segments. Information about each of the operating segments follows:

     Television Broadcasting

     The Company operates 31 television stations primarily in the southwestern United States, and consist primarily of Univision affiliates.

     Radio Broadcasting

     The Company operates 56 radio stations (37 FM and 19 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas.

     Newspaper Publishing

     The Company's newspaper publishing operations consists of two publications in New York.

     Outdoor Advertising

     The Company owns approximately 10,000 billboards in Los Angeles and New
York.

  Separate financial data for each of the Company's operating segments is provided below. Segment operating loss is defined as operating loss before corporate expenses and non-cash stock-based compensation. The Company evaluates the performance of its operating segments based on the following:


                                                        Three Months Ended                             Nine Months Ended
                                                          September 30,                                   September 30,
                                              -----------------------------------            ----------------------------------
                                                  2000                     1999                  2000                    1999
                                              ----------                 --------            ----------                --------
                                                                                (In thousands)
Net Revenue
   TV                                         $   21,165                 $ 15,152            $   60,111                $ 40,341
   Radio                                          15,437                      584                25,590                   1,511
   Outdoor                                         3,139                       --                 3,139                      --
   Print                                           5,308                       --                 9,518                      --
                                              ----------                 --------            ----------                --------
   Total                                      $   45,049                 $ 15,736            $   98,358                $ 41,852
                                              ==========                 ========            ==========                ========
Direct Expenses
   TV                                         $    8,765                 $  5,772            $   24,740                $ 15,723
   Radio                                           3,841                      295                 7,038                     907
   Outdoor                                           870                       --                   870                      --
   Print                                           2,962                       --                 5,116                      --
                                              ----------                 --------            ----------                --------
   Total                                      $   16,438                 $  6,067            $   37,764                $ 16,630
                                              ==========                 ========            ==========                ========
Selling General and Administrative
 Expenses
   TV                                         $    3,384                 $  2,861            $   11,002                $  8,044
   Radio                                           5,459                      102                 8,512                     353
   Outdoor                                           457                       --                   457                      --
   Print                                           1,647                       --                 2,864                      --
                                              ----------                 --------            ----------                --------
   Total                                      $   10,947                 $  2,963            $   22,835                $  8,397
                                              ==========                 ========            ==========                ========
Depreciation and Amortization
   TV                                         $    4,997                 $  3,896            $   15,004                $ 10,926
   Radio                                          14,139                      175                19,170                     525
   Outdoor                                         1,806                       --                 1,806                      --
   Print                                             779                       --                   877                      --
                                              ----------                 --------            ----------                --------
   Total                                      $   21,721                 $  4,071            $   36,857                $ 11,451
                                              ==========                 ========            ==========                ========
Segment Operating Profit (Loss)
   TV                                         $    4,019                 $  2,623            $    9,365                $  5,648
   Radio                                          (8,002)                      12                (9,130)                   (274)
   Outdoor                                             6                       --                     6                      --
   Print                                             (80)                      --                   661                      --
                                              ----------                 --------            ----------                --------
   Total                                      $   (4,057)                $  2,635            $      902                $  5,374
                                              ==========                 ========            ==========                ========
Corporate Expenses                            $    4,790                 $  1,563            $    9,267                $  4,152
Non-Cash Stock-Based Compensation                  1,027                    7,286                 4,590                  21,857
                                              ----------                 --------            ----------                --------
Consolidated Operating (Loss)                 $   (9,874)                $ (6,214)           $  (12,955)               $(20,635)
                                              ==========                 ========            ==========                ========
Total Assets
   TV                                         $  519,068                 $190,560            $  519,068                $190,560
   Radio                                         981,602                    5,825               981,602                   5,825
   Outdoor                                        60,970                       --                60,970                      --
   Print                                           4,573                       --                 4,573                      --
                                              ----------                 --------            ----------                --------
   Total                                      $1,566,213                 $196,385            $1,566,213                $196,385
                                              ==========                 ========            ==========                ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Form 10-Q contains forward-looking statements, including statements concerning our expectations of future revenue, expenses, the outcome of our growth and acquisition strategy and the projected growth of the U.S. Hispanic population. Forward-looking statements often include words or phrases such as "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "project," " outlook," "seek " or similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors which could cause actual results to differ from expectations include those under the heading "Factors that May Affect Future Results" in our Form 10-Q for the quarter ended June 30, 2000. Our results of operations may be adversely affected by one or more of these factors. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Form 10-Q.

     Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Factors That May Affect Future Results" set forth in our Form 10-Q for the quarter ended June 30, 2000 and similar discussions in our registration statement declared effective by the SEC on August 1, 2000 discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

     We operate 31 television stations (and have three additional television stations that are not yet operational) and 56 radio stations primarily in the Southwestern United States where the majority of U.S. Hispanics live, including the U.S./Mexican border markets. Our television stations consist primarily of Univision affiliates serving 17 of the top 50 U.S. Hispanic markets. Our radio stations consist of 37 FM and 19 AM stations serving portions of the Arizona, California, Colorado, Florida, Illinois, New Mexico and Texas markets.

     We were organized as a Delaware limited liability company in January 1996 to combine the operations of our predecessor entities. On August 3, 2000 we completed a reorganization in which all of the outstanding direct and indirect membership interests of our predecessor and Univision's subordinated note and option were exchanged for shares of our common stock.

     We generate revenue from sales of national and local advertising time on television and radio stations and advertising in our publications and on our billboards. Advertising rates are, in large part, based on each station's ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when the commercials are broadcast, when publishing services are provided and when outdoor services are provided. We incur commissions from agencies on local, regional and national advertising. Our revenue reflects deductions from gross revenue for commissions to these agencies.

     Our primary expenses are employee compensation, including commissions paid to our sales staffs, marketing, promotion and selling costs, technical, local programming, engineering costs and general and administrative expenses. Our local programming costs for television consist of costs related to producing a local newscast in each of our markets.

     We have historically not had material income tax expense or benefit reflected in our statement of operations as the majority of our subsidiaries have been non-taxpaying entities. Federal and state income taxes attributable to income during such periods were incurred and paid directly by the members of our predecessor. Accordingly, no discussion of income taxes is included in this section. However, we are now a taxpaying organization and effective with the exchange transaction, we have recorded a charge to income tax expense of approximately $7.3 million to establish net deferred tax liabilities, as a result of our change in tax status. We have included in our historical financial statements a pro forma provision for income taxes and a pro forma net loss to show what our net income or loss would have been if we were a taxpaying entity. We anticipate that our future effective income tax rate will vary from 40% due to a portion of our purchase price for the LCG and Z-Spanish Media acquisitions being allocated to non-tax deductible goodwill.

             Three Months and Nine Months Ended September 30, 2000 Compared to the Three Months and Nine Months Ended September 30, 1999

     The following table sets forth selected data from our operating results for the three months and nine months ended September 30, 1999 and 2000 (dollars in thousands):

                                   Three Months Ended                                 Nine Months Ended
                             ----------------------------------              -------------------------------------
                                September 30,   September 30,       %        September 30,           September 30,        %
                                     2000           1999          Change         2000                    1999           Change
                             --------------------------------------------------------------------------------------------------
Statement of Operations
Data:
Gross revenue                       $  49,390        $ 17,580        181%       $  108,659                 $ 46,635       133%
Less agency commissions                 4,341           1,844        135%           10,301                    4,783       115%
                               ----------------  -------------              ---------------          ---------------
Net revenue                            45,049          15,736        186%           98,358                   41,852       135%
Direct operating expenses              16,438           6,067        171%           37,764                   16,630       127%
Selling, general and                   10,947           2,963        269%           22,835                    8,397       172%
 administrative expenses
Corporate expenses                      4,790           1,563        206%            9,267                    4,152       123%
Depreciation and amortization          21,721           4,071        434%           36,857                   11,451       222%
Non-cash stock-based                    1,027           7,286       (86)%            4,590                   21,857      (79)%
 compensation
                               ---------------   -------------              ---------------          ---------------
Operating income (loss)                (9,874)         (6,214)        59%          (12,955)                 (20,635)     (37)%
Interest expense, net                   5,240           2,479        111%           18,934                    6,427       195%
Non-cash interest expense               2,615           2,500          5%           39,677                    2,500     1,487%
 relating to beneficial
 conversion options
                               ---------------   -------------              ---------------          ---------------
Loss before income tax                (17,729)        (11,193)        58%          (71,566)                 (29,562)      142%
Income tax benefit (expense)           (7,317)             13         N/M           (7,475)                     (68)       N/M
                               ---------------   -------------              ---------------          ---------------
Net income (loss) before              (25,046)        (11,180)       124%          (79,041)                 (29,630)      167%
 equity in earnings of
 nonconsolidated affiliate
Equity in loss of                        (166)             --        100%             (166)                      --       100%
 nonconsolidated affiliate
                               ---------------   -------------              ---------------          ---------------
Net loss                            $ (25,212)       $(11,180)       126%       $  (79,207)                $(29,630)      167%
                               ===============   =============              ===============          ===============
Other Data:
Broadcast cash flow                 $  17,664        $  6,706        163%       $   37,759                 $ 16,825       124%
EBITDA (adjusted for                $  12,874        $  5,143        150%       $   28,492                 $ 12,673       125%
 non-cash stock-based
 compensation)
Cash flows from operating
 activities                         $   4,333        $ (1,210)       458%       $    9,061                 $   (255)    3,653%
Cash flows from investing
 activities                         $(459,886)       $(16,561)   (2,677)%       $ (778,787)                $(42,334)  (1,740)%
Cash flows from financing
 activities                         $ 742,585        $ 19,738      3,662%       $1,058,977                 $ 42,241     2,407%


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

     Net Revenue. Net revenue increased to $45.0 million for the quarter ended September 30, 2000 from $15.7 million for the quarter ended September 30, 1999, an increase of $29.3 million. This increase was primarily attributable to the acquisitions of LCG and Z-Spanish Media which accounted for $22.3 million.
Other acquisitions accounted for $3.1 million of the increase. Net revenue increased to $98.4 million for the nine months ended September 30, 2000, from $41.9 million for the nine months ended September 30, 1999, an increase of $56.5 million. This increase was primarily related to the acquisitions of LCG and Z-Spanish Media.

     Direct Operating Expenses. Direct operating expenses increased to $16.4 million for the quarter ended September 30, 2000 from $6.1 million for the quarter ended September 30, 1999, an increase of $10.3 million. This increase was primarily attributable to the acquisitions of LCG and Z-Spanish Media and television stations serving the San Diego, California market. As a percentage of net revenue, direct operating expenses decreased to 36% for the quarter ended September 30, 2000 from 39% for the quarter ended September 30, 1999.

     Direct operating expenses increased to $37.8 million for the nine months ended September 30, 2000 from $16.6 million for the nine months ended September 30, 1999, an increase of $21.2 million. This increase was primarily attributable to the acquisitions of LCG and Z-Spanish Media and television stations serving the San Diego, California market. As a percentage of net revenues, direct operating expenses decreased to 38% for the nine months ended September 30, 2000 from 40% for the nine months ended September 30, 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.9 million for the quarter ended September 30, 2000 from $3.0 million for the quarter ended September 30, 1999, an increase of $7.9 million. This increase was primarily attributable to the acquisitions of LCG and Z-Spanish Media and television stations serving the San Diego, California market. As a percentage of net revenue, selling, general and administrative expenses increased to 24% for the quarter ended September 30, 2000 from 19% for the quarter ended September 30, 1999 due to the increase in selling expenses.

     Selling, general and administrative expenses increased to $22.8 million for the nine months ended September 30, 2000 from $8.4 million for the nine months ended September 30,

1999, an increase of $14.4 million. This increase was primarily attributable to the acquisitions of LCG and Z-Spanish Media and television stations serving the San Diego, California market. As a percentage of net revenue, selling, general and administrative expenses increased to 23% for the nine months ended September 30, 2000 from 20% for the nine months ended September 30, 1999.

     Corporate Expenses. Corporate expenses increased to $4.8 million for the quarter ended September 30, 2000 from $1.6 million for the quarter ended September 30, 1999, an increase of $3.2 million. This increase was primarily due to the acquisitions of LCG and Z-Spanish Media and the hiring of additional corporate personnel due to our growth and the costs associated with being a public company. As a percentage of net revenue, corporate expenses increased to 11% for the quarter ended September 30, 2000 from 10% for the quarter ended September 30, 1999.

     Corporate expenses increased to $9.3 million for the nine months ended September 30, 2000 from $4.2 million for the nine months ended September 30, 1999, an increase of $5.1 million. This increase was primarily due to the acquisitions of LCG and Z-Spanish Media and the hiring of additional corporate personnel due to our growth and the costs associated with being a public company. As a percentage of net revenue, corporate expenses decreased to 9% for the nine months ended September 30, 2000 from 10% for the nine months ended September 30, 1999 due to the increase in sales.

     Depreciation and Amortization. Depreciation and amortization increased to $21.7 million for the quarter ended September 30, 2000 from $4.1 million for the quarter ended September 30, 1999, an increase of $17.6 million. This increase was primarily attributable to the acquisitions of LCG and Z-Spanish Media.

     Depreciation and amortization increased to $36.9 million for the nine months ended September 30, 2000 from $11.5 million for the nine months ended September 30, 1999, an increase of $25.4 million. This increase was primarily attributable to the acquisitions of LCG and Z-Spanish Media.

     Non-Cash Stock-Based Compensation. Non-cash stock-based compensation decreased to $1.0 million for the quarter ended September 30, 2000 from $7.3 million for the quarter ended September 30, 1999 a decrease of $6.3 million. Non-Cash Stock-Based Compensation decreased to $4.6 million for the nine months ended September 30, 2000 from $21.9 million for the nine months ended September 30, 1999 a decrease of $17.3 million. Non-cash stock-based compensation consists primarily of compensation expense relating to stock awards granted to our employees.

     Operating Loss. As a result of the above factors, we recognized an operating loss of $9.9 million for the quarter ended September 30, 2000 compared to an operating loss of $6.2 million for the quarter ended September 30, 1999 and an operating loss of $13.0 million for the nine months ended September 30, 2000 compared to an operating loss of $20.6 million for the nine months ended September 30, 1999. Excluding non-cash stock-based compensation, we recognized an operating loss of $8.8 million for the quarter ended September 30, 2000, compared to operating income of $1.1 million for the quarter ended September 30, 1999, a decrease of $9.9 million. The decrease was primarily due to the increase in depreciation and amortization offset by the increase in net revenue.

     Interest Expense, Net. Interest expense increased to $5.2 million for the quarter ended September 30, 2000 from $2.5 million for the quarter ended September 30, 1999, an increase of

$2.7 million. This increase is primarily due to increased bank loan facilities in connection with the acquisition of LCG.

     Interest expense increased to $18.9 million for the nine months ended September 30, 2000 from $6.4 million for the nine months ended September 30, 1999, an increase of $12.5 million. This increase is primarily due to increased bank loan facilities in connection with the acquisition of LCG. The non-cash interest expense of $2.6 million for the quarter ended September 30, 2000 relates to the estimated intrinsic value of the conversion option feature in our $90.0 million convertible subordinated note, used to finance our acquisition of LCG. The non-cash interest expense of $39.7 million for the nine months ended September 30, 2000 relates to the estimated intrinsic value of the conversion option in our $90.0 million convertible subordinated note, and our convertable subordinated note with Univision.

     Net Loss. We recognized a net loss of $25.2 million for the quarter ended September 30, 2000 compared to a net loss of $11.2 million for the quarter ended September 30, 1999. Excluding non-cash stock-based compensation and interest expense relating to the estimated intrinsic value of the conversion option feature in our $90.0 million convertible subordinated note, our net loss increased to $21.6 million for the quarter ended September 30, 2000 from $1.4 million for the quarter ended September 30, 1999.

     We recognized a net loss of $79.2 million for the nine months ended September 30, 2000 compared to a net loss of $29.6 million for the nine months ended September 30, 1999. Excluding non-cash stock-based compensation and interest expense relating to the estimated intrinsic value of the conversion option feature in our $90.0 million convertible subordinated note and our subordinated note to Univision, our net loss increased to $34.9 million for the nine months ended September 30, 2000 from $5.3 million for the nine months ended September 30, 1999.

     Broadcast Cash Flow. Broadcast cash flow increased to $17.7 million for the quarter ended September 30, 2000 from $6.7 million for the quarter ended September 30, 1999, an increase of $11.0 million. As a percentage of net revenue, broadcast cash flow decreased to 39% for the quarter ended September 30, 2000 from 43% for the quarter ended September 30, 1999.

     Broadcast cash flow increased to $37.8 million for the nine months ended September 30, 2000 from $16.8 million for the nine months ended September 30, 1999, an increase of $21.0 million. As a percentage of net revenue, broadcast cash flow decreased to 38% for the nine months ended September 30, 2000 from 40% for the nine months ended September 30, 1999.

     EBITDA. EBITDA increased to $12.9 million for the quarter ended September 30, 2000 from $5.1 million for the quarter ended September 30, 1999, an increase of $7.8 million. As a percentage of net revenue, EBITDA decreased to 29% for the quarter ended September 30, 2000 from 33% for the quarter ended September 30, 1999. The decrease in EBITDA was primarily due to the increase in general and administrative expenses offset by the increase in net revenue.

     EBITDA increased to $28.5 million for the nine months ended September 30, 2000 from $12.7 million for the nine months ended September 30, 1999, an increase of $15.8 million. As a percentage of net revenue, EBITDA decreased to 29% for the nine months ended September 30, 2000 from 30% for the nine months ended September 30, 1999. The decrease in EBITDA was primarily due to the increase in general and administrative expenses offset by the increase in net revenue.

Liquidity and Capital Resources Overview

     Our primary sources of liquidity are cash from our initial public offering, cash provided by operations and available borrowings under our bank credit facility. On September 26, 2000, we entered into a new $600.0 million credit facility which is comprised of a $250.0 million revolver, a $150.0 million term loan expiring in 2007 and a $200.0 million term loan expiring in 2008. After consummation of all of the transactions set forth in Note 4 of the Notes to Consolidated Financial Statements (Unaudited) above, we expect to have approximately $200.0 million of debt outstanding under our new bank credit facility and approximately $83.0 million of cash on our balance sheet. Our obligations under the new facility are secured by all of our assets as well as a pledge of the stock of several of our subsidiaries, including our special purpose subsidiaries formed to hold our FCC licenses. The facility contains financial covenants, including a requirement not to exceed a maximum debt to cash flow ratio and interest and fixed charge coverage ratios. The facility requires us to maintain our FCC licenses for our broadcast properties and contains other operating covenants, including restrictions on our ability to incur additional indebtedness and pay dividends.

     During the remainder of 2000, we anticipate our capital expenditures will be approximately $12.0 million, including the building of two studio facilities and upgrades and maintenance on broadcasting equipment and facility improvements to radio stations in some of our markets. We anticipate paying for these capital expenditures out of net cash flow from operating activities. The amount of these capital expenditures may change based on future changes in business plans, our financial conditions and general economic conditions.

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

     In March 2000, FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No.
25. Interpretation No. 44 clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management believes that Interpretation No. 44 will not have a material effect on the financial position or the results of operations of the Company.

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

Interest Rates

     Our bank term loan bears interest at a variable rate of LIBOR (6.6875% at September 30, 2000) plus 3.250%. At September 30, 2000 we had $200.0 million of variable rate bank debt. We currently hedge a portion of our outstanding variable rate debt by using an interest rate cap. This interest rate cap effectively converts $50.0 million of our variable rate debt to a LIBOR fixed rate of 7% for two-year period. Based on the current level of borrowings under our credit facilities at our interest rate cap agreements, an increase in LIBOR from the rates at September

30, 2000 to the cap rates would not materially change our interest expense. The estimated fair value of this interest rate cap agreement was not material and we expect to continue to use similar types of interest rate protection agreements in the future.

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

     Subsequently, we filed an action in the Superior Court of the State of California for the County of San Diego against the same Telemundo entities seeking unspecified damages and a declaratory judgment that, among other things, Telemundo failed to timely exercise its right of first refusal with respect to the acquisition of the assets of XHAS-TV. This action has been stayed by the court pending resolution of the Florida action discussed in the preceding paragraph.

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

     On April 20, 2000, we entered into an Acquisition Agreement and Plan of Merger, as amended in July 2000, with our predecessor, ZSPN Acquisition Corporation, Z-Spanish Media and certain of its stockholders pursuant to which we agreed to acquire all of the outstanding capital stock of Z-Spanish Media. The transaction was consummated on August 9, 2000. The consideration paid to the stockholders of Z-Spanish Media consisted of approximately $222 million in cash, 7,187,888 shares of our Class A common stock and the assumption of certain liabilities. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

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

SEC registration fee                                                  $  195,519
NASD filing fee                                                           30,500
New York Stock Exchange listing fee                                      500,000
Blue sky fees and expenses                                                 7,500
Printing and engraving expenses                                          700,000
Legal fees and expenses                                                1,475,000
Accounting fees and expenses                                           1,864,000
Transfer agent fees                                                        3,500
Miscellaneous                                                            250,000
                                                                      ----------
Total                                                                 $5,026,019
                                                                      ==========

Use of Proceeds

     The net proceeds to us from the sale of 52,900,000 shares of Class A common stock in the Offering were approximately $813 million, after deducting the underwriting fees and offering expenses.

     We closed the acquisition of Z-Spanish Media on August 9, 2000. Approximately $331 million of the net proceeds of the Offering were used to pay the cash portion of the purchase price for Z-Spanish Media and to extinguish the Z-Spanish Media indebtedness.

     We closed the purchase of FCC licenses relating to the operation of radio stations KACD (FM) Santa Monica, California, and KBCD (FM) Newport Beach, California from Citicasters Co. on August 24, 2000. Approximately $68 million of the net proceeds of the Offering were used to pay the purchase price.

     We closed the purchase of certain assets relating to the operations of radio stations KFRQ (FM), KKPS (FM), KVPA (FM) and KVLY (FM) from Sunburst Media, LP on September 12, 2000. Approximately $53 million of the net proceeds of the Offering were used to pay the purchase price.

     On September 26, 2000, we used $115.5 million of the proceeds from the Offering to repay the balance of a term loan received from our bank group in connection with our acquisition of LCG.

     We closed the purchase of certain outdoor advertising assets located in high-density communities in New York City from Infinity Broadcasting Corporation on October 2, 2000. Approximately $168.2 million of the net proceeds of the Offering were used to pay the purchase price.

     We intend to use the balance of the net proceeds from the Offering as follows:


To acquire television stations in Orlando, Florida and Hartford, Connecticut        38,500,000
For working capital, capital expenditures and general corporate purposes            38,800,000
                                                                                   -----------
Total                                                                              $77,300,000
                                                                                   ===========

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

     Class A/B Directors            Class C Directors
     -------------------            -----------------

     Walter F. Ulloa                Andrew W. Hobson
     Philip C. Wilkinson            Michael D. Wortsman
     Paul A. Zevnik
     Darryl B. Thompson
     Amador S. Bustos

Item 5.   Other Information.

Z-Spanish Media

     On April 20, 2000, the Company agreed to acquire all of the outstanding capital stock of Z-Spanish Media. Z-Spanish Media owns 33 radio stations and an outdoor billboard business. The acquisition closed on August 9, 2000. The purchase price, as amended on July 25, 2000, consisted of approximately $222 million in cash 7,187,888 shares of newly-issued Class A common stock of the Company and the assumption of certain liabilities. In connection with this acquisition, the Company issued approximately 1.5 million options on its Class A common stock in exchange for Z-Spanish Media's previously outstanding stock options. In connection with these stock options, the Company will record as additional purchase price approximately $12.4 million for the excess of the estimated fair value over the intrinsic value of the options. In addition, the Company will recognize approximately $0.8 million as non-cash stock-based compensation over the remaining three-year vesting period.

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

Exhibit Number    Exhibit Description

2.1(1) Acquisition Agreement and Plan of Merger dated April 20, 2000 by and among the registrant, Entravision Communications Company, L.L.C., ZSPN Acquisition Corporation, Z-Spanish Media Corporation and certain of its stockholders.
2.2(1) Exchange Agreement dated April 19, 2000 by and among the registrant, Entravision Communications Company, L.L.C., certain exchanging members and stockholders and Univision Communications Inc.
2.3(2) Amended and Restated Exchange Agreement dated July 24, 2000 by and among the registrant, Entravision Communications Company, L.L.C., certain exchanging members and stockholders and Univision Communications Inc.

2.4(1)         Asset Purchase Agreement dated as of June 14, 2000 by and between the registrant and Infinity Broadcasting Corporation.
2.5(2)         First Amendment to Acquisition Agreement and Plan of Merger dated
               August 9, 2000 by and among the registrant, Entravision
               Communications Company, L.L.C., ZSPN Acquisition Corporation, Z-
               Spanish Media Corporation and certain of its stockholders.
2.6(1)         Asset Purchase Agreement dated as of February 29, 2000 by and between Citicasters Co. and the registrant.
2.7(2)         Asset Purchase Agreement dated as of May 22, 2000 by and between
               Sunburst Media, LP and the registrant.
3.1(2)         First Restated Certificate of Incorporation of registrant.
3.2(2)         First Amended and Restated Bylaws of registrant.
10.1(1)        2000 Omnibus Equity Incentive Plan of the registrant.
10.2(1)        Form of Voting Agreement by and among Walter F. Ulloa, Philip C.
               Wilkinson, Paul A. Zevnik and the registrant.
10.3(2)        Employment Agreement dated August 1, 2000 by and between the registrant and Walter F. Ulloa.
10.4(2)        Employment Agreement dated August 1, 2000 by and between the registrant and Philip C. Wilkinson.
10.5*          Credit Agreement dated as of September 26, 2000 by and among the registrant, as Borrower, the several banks and other lenders from time to time parties of the Agreement, as Lenders, Union Bank of
               California, N.A., as Arranging Agent for the Lenders, Union Bank
               of California, N.A., as Co-Lead Arranger and Joint Book Manager,
               Credit Suisse First Boston, as Co-Lead Arranger, Administrative
               Agent and Joint Book Manager, The Bank of Nova Scotia, as
               Syndication Agent, and Fleet National Bank, as Documentation
               Agent.
27.1*          Financial Data Schedule.

---------------------
* Filed herewith.

(1) Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.

(2) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.

     (b)  Reports on Form 8-K

          None for quarter ended September 30, 2000.

          We filed a report on Form 8-K (Item 2) on October 17, 2000 in which we reported the purchase of certain outdoor advertising assets from Infinity Broadcasting Corporation.

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

Dated:  November 14, 2000