Form 10-K405
period 2000-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2001-03-28
CIK 1109116

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Fiscal Year Ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period from         to

                        Commission File Number 1-15997

                               ----------------

                    ENTRAVISION COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                 95-4783236
       (State or other jurisdiction of  (I.R.S. Employer
       incorporation or organization)  Identification No.)

                    2425 Olympic Boulevard, Suite 6000 West
                        Santa Monica, California 90404
         (Address of principal executive offices, including Zip Code)

      Registrant's telephone number, including area code: (310) 447-3870

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
      -------------------            -----------------------------------------
      Class A Common Stock                    New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 2001 was approximately $252,894,282 (based upon the closing price for shares of the registrant's Class A common stock as reported by the New York Stock Exchange for the last trading date prior to that date). Shares of Class A common stock held by each officer, director and holder of 5% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 20, 2001, there were 65,732,618 shares, $0.0001 par value per share, of the registrant's Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant's Class B common stock outstanding and 21,983,392 shares, $0.0001 par value per share, of the registrant's Class C common stock outstanding.

   Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders scheduled to be held on May 10, 2001 are incorporated by a reference in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ENTRAVISION COMMUNICATIONS CORPORATION

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                  PART I

 ITEM 1.  BUSINESS......................................................    3

 ITEM 2.  PROPERTIES....................................................   23

 ITEM 3.  LEGAL PROCEEDINGS.............................................   23

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   23

                                 PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................   24

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   26

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATION......................................   28

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   37

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   37

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   37

                                 PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   38

 ITEM 11. EXECUTIVE COMPENSATION........................................   38

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   38

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   38

                                 PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K......................................................   39

 EXHIBIT INDEX...........................................................  40

 SIGNATURES..............................................................  42

 POWER OF ATTORNEY.......................................................  42

ITEM 1. BUSINESS

Overview

   Entravision Communications Corporation and its wholly owned subsidiaries, or Entravision, is a diversified media company utilizing a combination of television, radio, outdoor and publishing operations to reach Hispanic consumers in the United States. We operate in 33 of the top 50 U.S. Hispanic markets. We currently own and operate television stations in 22 U.S. markets. We are the largest Univision-affiliated station group in the United States. Univision Communications Inc., or Univision, is a key source of programming for our television broadcasting business and we consider them to be a valuable strategic partner of ours. We also own and/or operate 58 radio stations in 25 markets, including Spanish-language stations in Los Angeles, San Francisco, Phoenix and Dallas-Ft. Worth. Our outdoor operations consist of approximately 11,200 advertising faces concentrated primarily in high-density Hispanic communities in Los Angeles and New York. We also own El Diario/la Prensa, the oldest major Spanish-language daily newspaper in the United States.

Significant Transactions in 2000

   The LCG Acquisition. Through our acquisition of Latin Communications Group Inc., or LCG, on April 20, 2000 for approximately $256 million, we added 17 radio stations to our existing radio stations and LCG's publishing operations. LCG's radio stations are located in nine radio markets, including Los Angeles and San Francisco, which are two of the top ten U.S. Hispanic markets.

   Initial Public Offering. On August 2, 2000, we completed an initial public offering, or IPO, of our Class A common stock. We sold 46,435,458 shares of our Class A common stock to the underwriters at a price of $16.50 per share. We also sold 6,464,542 shares of our Class A common stock directly to Univision at a price of $15.47 per share. The net proceeds to us after deducting underwriting discounts and commissions and offering expenses were approximately $814 million.

   Reorganization. On August 2, 2000, we completed a reorganization from a limited liability company to a corporation. As a result of this reorganization, prior to the closing of the IPO, the beneficial ownership of Entravision was virtually identical to the beneficial ownership of Entravision Communications Company, L.L.C., our predecessor, immediately before the reorganization. This reorganization occurred as follows:

  . Walter F. Ulloa, Philip C. Wilkinson and Paul A. Zevnik and each of their trusts and other controlled entities exchanged their direct and indirect ownership interests in our predecessor for newly-issued shares of Class B common stock;

  . each of the stockholders in the seven corporate member entities of our predecessor (other than Messrs. Ulloa, Wilkinson and Zevnik and their trusts and related entities) exchanged their shares in such corporate members for newly-issued shares of Class A common stock;

  . each of the remaining individuals, trusts and other entities holding direct membership interests in our predecessor exchanged such interests for newly-issued shares of Class A common stock; and

  . Univision exchanged its subordinated note and option in our predecessor for shares of Class C common stock.

   The Z-Spanish Acquisition. Through our acquisition of Z-Spanish Media Corporation, or Z-Spanish Media, on August 9, 2000 for approximately $462 million, including approximately $110 million of debt, we became the largest group of Spanish-language radio stations and the largest centrally programmed radio network in the United States targeting primarily Hispanic listeners. Z-Spanish Media also operates one of the largest outdoor advertising companies in the United States focusing on the Hispanic market.

   Acquisition of Radio Stations KACD-FM and KBCD-FM. On August 24, 2000, we acquired the Federal Communications Commission, or FCC, licenses relating to the operations of radio stations KACD-FM, Santa Monica, California, and KBCD-FM, Newport Beach, California, from Citicasters Co., a subsidiary of Clear Channel Communications, Inc. for $85 million.

   Acquisition of Radio Stations KFRQ-FM, KKPS-FM, KVPA-FM and KVLY-FM. On September 12, 2000, we acquired certain assets relating to the operations of radio stations KFRQ-FM, KKPS-FM, KVPA-FM and KVLY-FM in the McAllen, Texas market from Sunburst Media, LP for $55 million.

   Acquisition of Infinity Broadcasting Outdoor Advertising Assets. On October 2, 2000, we acquired certain outdoor advertising assets located primarily in high-density Hispanic communities in New York City from Infinity Broadcasting Corporation, or Infinity, for a total of approximately $168 million.

The Hispanic Market Opportunity

   Although Hispanics represent approximately 12.5% of the U.S. population, the U.S. Hispanic population is growing seven times faster than the non-Hispanic population. Consequently, advertisers have recently begun to direct more advertising dollars toward U.S. Hispanics. We believe that we have benefited and will continue to benefit from the following industry trends and attributes in the United States:

   Spanish-Language Use. Approximately 68% of all Hispanics, regardless of income or educational level, speak Spanish at home. This percentage is expected to remain relatively constant through 2020. The number of Hispanics who speak Spanish in the home is expected to grow from 22 million in 2000 to
36.3 million in 2020. We believe that the strong Spanish-language use among Hispanics indicates that Spanish-language media will continue to be an important source of news, sports and entertainment for Hispanics and an important vehicle for our marketing and advertising.

   Hispanic Population Growth and Concentration. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population. The overall Hispanic population is growing at approximately seven times the rate of the non-Hispanic U.S. population and is expected to grow to
55.2 million (17% of the total U.S. population) by 2020.

   Increasing Hispanic Buying Power. The Hispanic population accounted for total consumer expenditures of $444 billion in 2000, an increase of 106% since 1990. Hispanics are expected to account for $2.1 trillion in consumer expenditures by 2020. We believe these factors make Hispanics an attractive target audience for many major U.S. advertisers.

   Spanish-Language Advertising. According to published sources, nearly $2.4 billion of total advertising expenditures in the United States were placed in Spanish-language media in 2000. Approximately 52% of that nearly $2.4 billion was placed in Spanish-language television advertising. We believe that major advertisers have found that Spanish-language media is a more cost-effective means to target the growing Hispanic audience than English-language broadcast media.

   Attractive Profile of Hispanic Consumers. We believe the demographic profile of the Hispanic audience makes it attractive to advertisers. The larger size and younger age of Hispanic households (averaging 3.4 persons and 26.2 years of age as compared to the general public's average of 2.5 persons and 36.1 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 21% more per year than the average non-Hispanic U.S. household on food at home, 91% more on children's clothing, 52% more on footwear and 25% more on laundry and household cleaning products. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the Hispanic population and its disposable income continue to grow.

Business Strategy

   We seek to increase our advertising revenue through the following strategies:

   Effectively Use Our Network and Media Brands. We are the largest Univision television affiliate group, the largest operator of Spanish-language radio stations and the largest centrally programmed Spanish-language radio network in the United States. Univision reaches 92% of all Hispanic households and has an approximately 84% household share of the U.S. Spanish-language network television prime-time audience. Univision makes available to our television stations 24 hours a day of Spanish-language programming including a prime time schedule of substantially all first-run programming (i.e., no reruns) throughout the year. We operate our radio networks using four primary formats designed to appeal to different listener tastes. We format the programming of our network and radio stations to capture a substantial share of the U.S. Hispanic audience.

   Invest in Media Research and Sales. We believe that continued use of reliable ratings and surveys will allow us to further increase our advertising rates and narrow the gap which has historically existed between our audience share and our share of advertising revenue. We use industry ratings and surveys, including Nielsen, Arbitron, the Traffic Audit Bureau and the Audit Bureau of Circulation, to provide a more accurate measure of consumers that we reach with our operations. We believe that our focused research and sales efforts will enable us to continue to achieve significant revenue growth.

   Continue to Build and Retain Strong Management Teams. We believe we have one of the most experienced management teams in the industry. Walter F. Ulloa, our Chairman and Chief Executive Officer, Philip C. Wilkinson, our President and Chief Operating Officer, Jeanette Tully, our Chief Financial Officer, Jeffery A. Liberman, the President of our Radio Division, and Glenn Emanuel, the President of our Outdoor Division, have an average of 20 years of media experience. We intend to continue to build and retain our key management personnel and to capitalize on their knowledge and experience in the Spanish-language markets.

   Emphasize Local Content, Programming and Community Involvement. We believe that local content in each market we serve is an important part of building our brand identity within the community. By combining our local news and quality network programming, we believe we have a significant competitive advantage. We also believe that our active community involvement, including station remote broadcasting appearances at client events, concerts and tie-ins to major events, helps to build station awareness and identity as well as viewer and listener loyalty.

   Increase In-Market Cross Promotion. Our strategy is to cross-promote our television and radio stations, outdoor and publishing properties. In addition, we believe we will add significant value to our advertisers by providing attractive media packages to target the Hispanic consumer.

   Target Other Attractive Hispanic Markets and Fill-In Acquisitions. We believe our knowledge of, and experience with, the Hispanic marketplace will enable us to continue to identify acquisitions in the television, radio and outdoor markets. Since our inception, we have used our management expertise, programming and brand identity to improve our acquired media properties.

                                  Television

Overview

   We own and operate Univision-affiliated stations in 21 of the top 50 Hispanic markets in the United States. Our television operations are the largest affiliate group of Univision stations. Univision is the leading Spanish-language broadcaster in the United States, with broadcast coverage reaching more than 92% of all Hispanic households, which represents an approximately 84% market share of the U.S. Spanish-language network television primetime audience as of December 2000. Univision is the most-watched television network (English- or Spanish-language) among Hispanic households and makes available to our Univision-affiliated stations

24 hours a day of Spanish-language programming. Univision's prime time schedule is all first-run programming (i.e., no reruns) through the year. We believe that the breadth and diversity of Univision's programming, combined with our local news and community-oriented segments, provide us with an advantage over other Spanish-language and English-language broadcasters in reaching Hispanic viewers. Our local content is designed to brand each of our stations as the best source for relevant community information that accurately reflects local interests and needs. As a result, all but one of our Univision-affiliated stations rank first in Spanish-language television viewership in their markets.

Television Programming

   Univision Network Programming. Univision directs its programming primarily toward its young, family-oriented audience. It begins daily with Despierta America and other talk and information shows, Monday through Friday, followed by novelas. In the late afternoon and early evening, Univision offers a talk show, a game show, a news-magazine and national news, in addition to local news produced by our television stations. During prime time, Univision airs novelas, variety shows, a talk show, comedies, news magazines and lifestyle shows, as well as specials and movies. Prime time is followed by late news and a late night talk show. Overnight programming consists primarily of repeats of programming aired earlier in the day. Weekend daytime programming begins with children's programming, followed by sports, variety, teen lifestyle shows and movies.

   Approximately eight to ten hours of programming per weekday, including a substantial portion of weekday prime time, are currently programmed with novelas supplied primarily by Grupo Televisa and Venevision. Although novelas have been compared to daytime soap operas on ABC, NBC or CBS, the differences are significant. Novelas, originally developed as serialized books, have a beginning, middle and end, generally run five days per week and conclude four to eight months after they begin. Novelas also have a much broader audience appeal than soap operas, delivering audiences that contain large numbers of men, children and teens in addition to women.

   Entravision Local Programming. We believe that our local news brands each of our stations in the market. We shape our local news to relate to our target audiences. In nine of our television markets, our local news is ranked first among viewers 18-34 in any language. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets.

   Network Affiliation Agreements. All but two of our television stations are Univision-affiliated stations. Our network affiliation agreements with Univision provide each station with the exclusive right to broadcast the Univision network programming in its respective market. These long-term affiliation agreements expire in 2021. Under the affiliation agreements, Univision retains the right to sell approximately six minutes per hour of the advertising time available during the Univision schedule, with the remaining six minutes per hour available for sale by our stations.

   Our network affiliation agreement with the United Paramount Network, or UPN, gives us the right to provide UPN network programming for a ten year period expiring in October 2009 on XUPN-TV serving the Tecate/San Diego market. A related participation agreement grants UPN a 20% interest in the appreciation of XUPN-TV above $35 million upon certain liquidity events as defined in the agreement. XHAS-TV broadcasts Telemundo network programming serving the Tijuana/San Diego market pursuant to a network affiliation agreement.

   Our network affiliation agreement with Telemundo Network Group LLC, or Telemundo, gives us the right to provide Telemundo network programming for a six year period expiring in July 2007 on XHAS-TV serving the Tijuana/San Diego market. The affiliation agreement grants Telemundo a 20% interest in the appreciation of XHAS-TV above $31 million, plus capital expenditures and certain other adjustments. We also granted Telemundo an option to purchase our ownership interest in KTCD-LP at a purchase price equal to our cost for such interest.

Our Television Station Portfolio

   The following table lists information as of March 20, 2001 concerning each of our owned and/or operated television stations and its respective market:

                               Market Rank
                                   (by
                                Hispanic     Total     Hispanic  % Hispanic
             Market            Households) Households Households Households Call Letters, Channel
---------------------------------------------------------------------------------------------------

  Harlingen-Weslaco-                 9       256,810   209,240      81.5%   KNVO-TV, Channel 48
   Brownsville-McAllen, Texas
---------------------------------------------------------------------------------------------------
  San Diego, California             11       996,220   193,110      19.4%   KBNT-LP, Channel 17
                                                                            KSZZ-LP, Channel 19
                                                                            KTCD-LP, Channel 46 (1)
                                                                            KHAX-LP, Channel 49 (1)
---------------------------------------------------------------------------------------------------
  Albuquerque-Santa Fe,             12       570,460   190,010      33.3%   KLUZ-TV, Channel 41
   New Mexico                                                               KLUZ-LP, Channel 48
---------------------------------------------------------------------------------------------------
  El Paso, Texas                    15       275,850   177,580      64.4%   KINT-TV, Channel 26
---------------------------------------------------------------------------------------------------
  Denver-Boulder, Colorado          16     1,312,300   147,640      11.2%   KCEC-TV, Channel 50
                                                                            KUVC-LP, Channel 36
                                                                            K03EM, Channel 3
---------------------------------------------------------------------------------------------------
  Washington, D.C.                  18     2,047,340   109,240       5.3%   WMDO-CA, Channel 30 (2)
---------------------------------------------------------------------------------------------------
  Tampa-St. Petersburg              19     1,507,790   105,090       7.0%   WVEA-TV, Channel 62
  (Sarasota), Florida                                                       WVEA-LP, Channel 61
---------------------------------------------------------------------------------------------------
  Corpus Christi, Texas             20       185,570    99,950      53.9%   KORO-TV, Channel 28
---------------------------------------------------------------------------------------------------
  Boston, Massachusetts             23     2,242,240    96,760      4.38%   WUNI-TV, Channel 27
---------------------------------------------------------------------------------------------------
  Orlando-Daytona Beach-            24     1,126,000    83,060       7.4%   WVEN-TV, Channel 26
   Melbourne, Florida                                                       WVEN-LP, Channel 63
---------------------------------------------------------------------------------------------------
  Las Vegas, Nevada                 25       559,330    82,910      14.8%   KINC-TV, Channel 15
                                                                            KELV-LP, Channel 27
                                                                            KNTL-LP, Channel 47
                                                                            KWWB-LP, Channel 45 (3)
---------------------------------------------------------------------------------------------------
  Monterey-Salinas-Santa Cruz,      26       223,650    59,780      26.7%   KSMS-TV, Channel 67
   California
---------------------------------------------------------------------------------------------------
  Hartford-New Haven,               28       923,740    55,910       6.0%   WUVN-TV, Channel 18
   Connecticut
---------------------------------------------------------------------------------------------------
  Laredo, Texas                     31        57,270    52,990      92.5%   KLDO-TV, Channel 27
---------------------------------------------------------------------------------------------------
  Colorado Springs-Pueblo,          33       298,600    47,840      16.0%   KGHB-CA, Channel 27 (2)
   Colorado
---------------------------------------------------------------------------------------------------
  Santa Barbara-Santa               36       227,240    44,130      19.4%   KPMR-TV, Channel 38 (3)
   Maria-San Luis Obispo,
   California
---------------------------------------------------------------------------------------------------
  Yuma, Arizona-El Centro,          37        88,530    43,230      48.8%   KVYE-TV, Channel 7
   California
---------------------------------------------------------------------------------------------------
  Odessa-Midland, Texas             38       138,300    41,950      30.3%   KUPB-TV, Channel 18 (3)
---------------------------------------------------------------------------------------------------
  Lubbock, Texas                    39       141,990    38,440      27.0%   KBZO-LP, Channel 51
---------------------------------------------------------------------------------------------------
  Palm Springs, California          42       118,330    35,230      29.8%   KVER-CA, Channel 4 (2)
                                                                            KEVC-CA, Channel 5 (2)
                                                                            KVES-LP, Channel 28
---------------------------------------------------------------------------------------------------
  Amarillo, Texas                   43       189,880    31,820      16.7%   KEAT-LP, Channel 22
---------------------------------------------------------------------------------------------------
  San Angelo, Texas                 66        51,370    13,910      27.1%   KEUS-LP, Channel 31
---------------------------------------------------------------------------------------------------
  Tecate, Baja California,         --            --        --        --     XUPN-TV, Channel 49 (4)
   Mexico
---------------------------------------------------------------------------------------------------
  Tijuana, Mexico                  --            --        --        --     XHAS-TV, Channel 33 (4)

Source: Nielsen Media Research 2001 universe estimates.
(1) We own a 47.5% equity interest in the entity that holds the FCC license to this station, with an option to acquire an additional 47.5%. We provide substantially all of the programming and related services available on this station pursuant to a time brokerage agreement.
(2) "CA" in call letters indicates station is under Class A television service.
(3) Regular broadcast operations not yet commenced.
(4) We hold a minority, limited voting interest (neutral investment stock) in the entity that directly or indirectly holds the broadcast license for this station. We have been retained to provide the programming and related services available on this station under a time brokerage agreement. The station holds absolute control on the contents and other broadcast issues.

Television Advertising

   In 1999, national advertising revenue accounted for 39%, local advertising accounted for 57% and network compensation for 4% of our total television advertising revenue. In 2000, national advertising accounted for 37%, local advertising accounted for 58% and network compensation for 5% of our total television advertising revenue.

   National Advertising. National advertising revenue represents commercial time sold to a national advertiser within a specific market by Univision, our national representative firm. For these sales, Univision is paid a 15% commission on the net revenue from each sale (gross revenue less agency commission). We target the largest national Spanish-language advertisers that collectively purchase the greatest share of national advertisements through Univision. The Univision representative works closely with each station's national sales manager. This has enabled us to secure major national advertisers, including Ford Motor Company, General Motors, Southwestern Bell, McDonald's and Burger King. We have a similar national advertising representative arrangement with Telemundo. UPN is represented by Petry Television Inc.

   Local Advertising. Local advertising revenue is generated from commercial airtime and is sold directly by the station to an in-market advertiser or its agency.

   Network compensation. Network compensation revenue represents compensation from Univision in exchange for broadcasting their programming in certain television markets.

Television Audience Research

   We derive our revenue primarily from selling advertising time. The relative advertising rates charged by competing stations within a market depend primarily on four factors:

  . the station's ratings (households or people viewing its programs as a percentage of total television households or people in the viewing area);

  . audience share (households or people viewing its programs as a percentage of households or people actually watching television at a specific time);

  . the time of day the advertising will run; and

  . the demographic qualities of a program's viewers (primarily age and gender).

   Nielsen ratings provide advertisers with the industry-accepted measure of television viewing. In recent years, Nielsen began a special service to measure Hispanic viewing. Nielsen is now introducing improved methodology to its general market service that more accurately measures Hispanic viewing by using language spoken in the home in its metered market sample. We believe that this new methodology will result in substantial ratings gains and allow us to further increase our advertising rates and narrow the gap which has historically existed between our audience share and our advertising revenue. We have made significant investments in experienced sales managers and account executives and have provided our sales professionals with research tools to continue to attract major advertisers.

   The various Nielsen rating services that we use are described below:

   Nielsen Hispanic Station Index. This service measures Hispanic household viewing at the local market level. Each sample also reflects the varying levels of language usage by Hispanics in each market in order to more accurately reflect the Hispanic household population in the relevant market. Nielsen Hispanic Station Index only measures the audience viewing of Hispanic households, that is, households where the head of the household is of Hispanic descent or origin. Although this offers improvements over previous measurement indices, we believe it still underreports the number of viewers watching Entravision programming because we have viewers who do not live in Hispanic households.

   Nielsen Station Index. This service measures local station viewing of all households in a specific market. We buy these reports in all of our markets to measure our viewing against both English- and Spanish-language competitors. This rating service, however, is not language-stratified and generally under-represents Spanish-speaking households. As a result, we believe that this typically under-reports viewing of Spanish-language television. Despite this limitation, the Nielsen Station Index demonstrates that many of our full-power broadcast stations achieve total market ratings that are fully comparable with their English-language counterparts, with eight of our full-power television stations ranking as the top station in their respective markets from sign-on to sign-off among adults 18-34.

Television Competition

   We compete for viewers and revenues with other Spanish-language and English-language television stations and networks, including the four principal English-language television networks, ABC, CBS, NBC and Fox, and in certain cities, UPN and WB. Certain of these English-language networks and others have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable broadcasters have recently commenced, or announced their intention to commence, Spanish-language services as well.

   Telemundo is a large competitor that broadcasts Spanish-language television programming. As of December 31, 2000, Telemundo served 64 markets in the United States and Puerto Rico, with broadcast coverage reaching approximately 85% of all Hispanic households in those areas. In some of our markets, we compete directly with stations affiliated with Telemundo. We also compete for viewers and revenues with independent television stations, other video media, suppliers of cable television programs, direct broadcast systems, newspapers, magazines, radio and other forms of entertainment and advertising.

                                     Radio

Overview

   We currently own and/or operate 58 radio stations in 25 markets. Our radio stations cover in aggregate approximately 58% of the Hispanic population and 56 of our stations are located in the top 50 Hispanic markets. We also provide programming to 39 affiliate stations in 38 markets. Our radio operations combine network programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with independent programming.

Radio Programming

   Radio Networks. Through our radio network, we have created the single largest U.S. Hispanic radio market, currently with over 17 million potential listeners. Our networks allow clients with national product distribution to deliver a uniform advertising message to the fast growing Hispanic market around the country in an efficient manner and at a cost that is generally lower than our English-language counterparts.

   Although our networks have a broad reach across the United States, technology allows our stations to offer the necessary local feel and to be responsive to local clients and community needs.

   Designated time slots are used for local advertising, news, traffic, weather, promotions and community events. The audience gets the benefit of a national radio sound along with local content. To further enhance this effect, our on-air personalities frequently travel to participate in local promotional events. For example, in selected key markets our on-air personalities appear at special events and client locations. We promote these events as "remotes" to bond the national personalities to local listeners. Furthermore, all of our stations can disconnect from the networks and operate independently in the case of a local emergency or a problem with the central satellite transmission.

   Our network format "La Zeta" is currently used by Jones Satellite Network and served by 39 affiliates located in 38 markets across the United States. These affiliates receive our programming in exchange for two minutes per hour for network commercials. Affiliates are allowed up to 16 minutes per hour for local advertisements and content. Our affiliates receive quality programming at a significantly lower cost than they could produce themselves. We benefit by having extended national coverage without the capital expenditures necessary to buy and manage stations in those markets. The extended coverage also allows the network to charge higher rates as its delivery to the U.S. Hispanic market grows.

   Radio Formats. We produce programming in a variety of music formats that are simultaneously distributed via satellite with a digital CD-quality sound to our owned and affiliated stations. We offer four primary formats which appeal to different listener preferences:

  . Radio Romantica is an adult-contemporary, romantic ballads/current hits format, targeting Hispanics 18-49 (primarily females).

  . Radio Tricolor is a personality-driven, Mexican country-style format, targeting Hispanics 18-49 (primarily males).

  . Super Estrella is a music-driven, pop and alternative Spanish rock format, targeting Hispanics 18-34 (males and females).

  . La Zeta is a top hits Spanish format with recognizable radio personalities. The music is primarily from the northern and central regions of Mexico, targeting Hispanics 18-49 (primarily males).

Our Radio Station Portfolio

   The following table lists information as of March 20, 2001 concerning each of our owned and/or operated radio stations and its respective market:

                             Market Rank
                             (by Hispanic
            Market           Households)  Station Frequency              Format
------------------------------------------------------------------------------------------

  Los Angeles, California        1        KSSC-FM 103.1 MHz   Super Estrella(2)
                                          KSSD-FM 103.1 MHz   Super Estrella(2)
                                          KSSE-FM 97.5  MHz   Super Estrella
  Riverside-San Bernardino,               KCAL-AM 1410  kHz   Radio Tricolor
   California                             KSZZ-AM 590   kHz   Radio Tricolor
------------------------------------------------------------------------------------------
  Miami-Ft. Lauderdale-          3        WLQY-AM 1320  kHz   Time Brokered (1)
   Hollywood, Florida
------------------------------------------------------------------------------------------
  San Francisco-San Jose,        4        KBRG-FM 100.3 MHz   Radio Romantica
   California                             KLOK-AM 1170  kHz   Radio Tricolor
------------------------------------------------------------------------------------------
  Chicago, Illinois              5        WRZA-FM 99.9  MHz   Super Estrella(2)
                                          WZCH-FM 103.9 MHz   Super Estrella(2)
                                          WNDZ-AM 750   kHz   Time Brokered (1)
------------------------------------------------------------------------------------------
  Houston-Galveston, Texas       6        KGOL-AM 1180  kHz   Time Brokered (1)
------------------------------------------------------------------------------------------
  Dallas-Ft. Worth, Texas        8        KRVA-FM 106.9 MHz   Super Estrella (2)(3)
                                          KRVF-FM 107.1 MHz   Super Estrella (2)(3)
                                          KZMP-FM 101.7 MHz   Radio Tricolor (2)
                                          KRVA-AM 1600  kHz   Radio Romantica
                                          KXGM-FM 106.5 MHz   Time Brokered (1)
                                          KZMP-AM 1540  kHz   Radio Tricolor (2)
------------------------------------------------------------------------------------------
  Harlingen-Weslaco-
   Brownsville-McAllen,          9        KFRQ-FM 94.5  MHz   Classic Rock (English)
   Texas                                  KKPS-FM 99.5  MHz   Tejano
                                          KVLY-FM 107.9 MHz   Adult Contemporary (English)
                                          KVPA-FM 101.1 MHz   Top 40 (English)
------------------------------------------------------------------------------------------
  Phoenix, Arizona               10       KLNZ-FM 103.5 MHz   Radio Tricolor
                                          KVVA-FM 107.1 MHz   Radio Romantica (2)
                                          KUET-AM 710   kHz   -- (4)
                                          KDVA-FM 106.9 MHz   Radio Romantica (2) (3)
------------------------------------------------------------------------------------------
  Albuquerque-Santa Fe, New
   Mexico                        12       KRZY-FM 105.9 MHz   Radio Romantica
                                          KRZY-AM 1450  kHz   Radio Tricolor
------------------------------------------------------------------------------------------
  Fresno, California             13       KZFO-FM 92.1  MHz   Super Estrella
                                          KHOT-AM 1250  kHz   La Zeta
------------------------------------------------------------------------------------------
  Sacramento, California         14       KRRE-FM 104.3 MHz   Radio Romantica
                                          KRCX-FM 99.9  MHz   Radio Tricolor
                                          KCCL-FM 101.9 MHz   Oldies (English)
  Stockton, California                    KMIX-FM 100.9 MHz   Radio Tricolor
                                          KCVR-AM 1570  kHz   Radio Romantica (2)
  Modesto, California                     KTDZ-FM 98.9  MHz   Radio Romantica (2)
                                          KZMS-FM 97.1  MHz   Super Estrella
------------------------------------------------------------------------------------------
  El Paso, Texas                 15       KINT-FM 93.9  MHz   La Caliente (Top 40)
                                          KHRO-FM 94.7  MHz   80's (English)
                                          KOFX-FM 92.3  MHz   Oldies (English)
                                          KSVE-AM 1150  kHz   Radio Unica
                                          KBIV-AM 1650  kHz   -- (5)
------------------------------------------------------------------------------------------
  Denver-Boulder, Colorado       16       KJMN-FM 92.1  MHz   Radio Romantica
                                          KMXA-AM 1090  kHz   Radio Tricolor
------------------------------------------------------------------------------------------
  Tucson/Nogales, Arizona        22       KZLZ-FM 105.3 MHz   Radio Tricolor
                                          KZNO-FM 98.3  MHz   Radio Tricolor (3)
------------------------------------------------------------------------------------------
  Las Vegas, Nevada              25       KRRN-FM 105.1 MHz   Super Estrella
------------------------------------------------------------------------------------------
  Monterey-Salinas-Santa
   Cruz, California              26       KLOK-FM 99.5  MHz   Radio Tricolor
                                          KSES-FM 107.1 MHz   Super Estrella (2)
                                          KSES-AM 700   kHz   Super Estrella (2)
------------------------------------------------------------------------------------------
  El Centro, California          37       KSEH-FM 94.5  MHz   Super Estrella
  Brawley, California                     KWST-AM 1430  kHz   Country (English)
  Imperial, California                    KMXX-FM 99.3  MHz   Radio Tricolor
------------------------------------------------------------------------------------------
  Lubbock, Texas                 39       KBZO-AM 1460  kHz   Radio Tricolor
------------------------------------------------------------------------------------------
  Palm Springs, California       42       KLOB-FM 94.7  MHz   Radio Romantica
------------------------------------------------------------------------------------------
  Reno, Nevada                   48       KRNV-FM 101.7 MHz   Radio Tricolor
------------------------------------------------------------------------------------------
  Chico, California              70       KHHZ-FM 97.7  MHz   La Zeta (2)
                                          KEWE-AM 1340  kHz   La Zeta (2)

Source: Nielsen Media Research 2001 universe estimates.
(1) Operated pursuant to a time brokerage agreement under which we grant to a third-party the right to program the station.
(2) Simulcast station.
(3) Operated pursuant to a time brokerage agreement under which we receive from the licensee the right to program the station.
(4) Under a FCC construction permit.
(5) Not yet operating--expanded band for Station KSVE-AM.

Radio Advertising

   Substantially all of the revenue from our radio operations is derived from local, national and network advertising.

   Local. This form of revenue refers to advertising usually purchased by a local client or agency directly from the station's sales force. In 2000, local radio revenue comprised 70% of our total radio revenue.

   National. This form of revenue refers to advertising purchased by a national client targeting a specific market. Usually this business is placed by a national advertising agency or media buying services and ordered through one of the offices of our national sales representative, Caballero Spanish Media. The national accounts are handled locally by the station's general sales manager and/or national sales manager. In 2000, 26% of our total radio revenue was from national radio advertising.

   Network. This form of revenue refers to advertising that is placed on one or all of our network formats. This business is placed as a single order and is broadcast from the network's central location. The network advertising can be placed by a local account executive that has a client in its market that wants national exposure. Network inventory can also be sold by corporate executives, by our national representative or by two other entities with whom we have network sales arrangements, the Jones Radio Network and the Hispanic Broadcasting Company Radio Network. In 2000, network radio revenue accounted for 4% of our total radio revenue.

Radio Marketing/Audience Research

   We believe that radio is an efficient means for advertisers to reach targeted demographic groups. Advertising rates charged by our radio stations are based primarily on the following factors:

  . the station's ability to attract listeners in a given market;

  . the demand for available air time;

  . the attractiveness of the demographic qualities of the listeners
    (primarily age and purchasing power);

  . the time of day that the advertising runs;

  . the program's popularity with listeners; and

  . the availability of alternative media in the market.

   In the smaller and mid-sized markets, Spanish-language radio continues to be more of a concept sale. In the larger markets, Arbitron provides advertisers with the industry-accepted measure of listening audience classified by demographic segment and time of day that the listeners spend on particular radio stations. Radio advertising rates generally are highest during the morning and afternoon drive-time hours which are the peak times for radio audience listening.

   We believe that having multiple stations in a market is desirable to enable the broadcaster to provide alternatives and to command higher advertising rates and budget share. Historically, advertising rates for Spanish-language radio stations have been lower than those of English-language stations with similar audience levels. We believe we will be able to increase our rates as new and existing advertisers recognize the growing desirability of targeting the Hispanic population in the United States.

   Each station broadcasts an optimal number of advertisements each hour, depending upon its format, in order to maximize the station's revenue without jeopardizing its audience listenership. Our owned stations have up to 15 minutes per hour for commercial inventory and local content. Our network has up to four additional minutes of commercial inventory per hour. The pricing is based on a rate card and negotiations subject to the supply and demand for the inventory in each particular market and the network.

Radio Competition

   Radio broadcasting is a highly competitive business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to increase our market share of the overall radio advertising revenue and the economic health of the market. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media within their respective markets, such as newspapers, broadcast and cable television, magazines, billboard advertising, transit advertising and direct mail advertising. Our primary competitors in our markets in Spanish-language radio are Hispanic Broadcasting Corporation, Radio Unica Communications Corp. and Spanish Broadcasting System, Inc. Several of the companies with which we compete are large national or regional companies that have significantly greater resources and longer operating histories than we do.

   Factors that are material to competitive position include management experience, the station's rank in its market, signal strength and audience demographics. If a competing station within a market converts to a format similar to that of one of our stations, or if one of our competitors upgrades its stations, we could suffer a reduction in ratings and advertising revenue in that market. The audience ratings and advertising revenue of our individual stations are subject to fluctuation and any adverse change in a particular market could have a material adverse effect on our operations.

   The radio industry is subject to competition from new media technologies that are being developed or introduced, such as:

  . audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and other digital audio broadcast formats;

  . satellite digital audio service, which could result in the introduction of new satellite radio services with sound quality comparable to that of compact disks; and

  . In-Band On-Channel(TM) digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services.

                        Outdoor Advertising/Publishing

Overview

   Our outdoor and publishing operations complement our television and radio businesses and will allow for cross-promotional opportunities. Because of its repetitive impact and relatively low cost, outdoor advertising attracts national, regional and local advertisers. We offer the ability to target specific demographic groups on a cost-effective basis as compared to other advertising media. In addition, we provide businesses with advertising opportunities in locations near their stores or outlets.

   Our outdoor portfolio adds to our television and radio reach by providing local advertisers with significant coverage of the Hispanic communities in Los Angeles and New York. Our outdoor advertising strategy is designed to complement our existing television and radio businesses by allowing us to capitalize on our Hispanic market expertise. The primary components of our strategy are to leverage the strengths of our inventory, continue to focus on ethnic communities and increase market penetration.

Outdoor Advertising Markets

   We own approximately 11,200 outdoor advertising faces located primarily in high-density Hispanic communities in Los Angeles and New York, the two largest Hispanic markets in the United States. We believe our outdoor advertising appeals to both large and small businesses.

   Los Angeles. The greater Los Angeles market has a population of approximately 15.6 million, of which approximately six million or 39% are Hispanic. As such, Los Angeles ranks as the largest Hispanic advertising market in the United States. Approximately 87% of our billboard inventory in Los Angeles is located in neighborhoods where Hispanics represent at least 30% of the local population, based on the 1990 Census Report. We believe that this coverage of the Hispanic population has increased significantly since 1990 as the Hispanic community continues to grow into communities previously populated by other demographic groups. The Los Angeles metropolitan area has miles of freeways and surface streets where the average commuter spends in excess of 75 minutes per day in the car.

   New York. The greater New York City area has a population of approximately
18.4 million, of which approximately 3.3 million or 18% are Hispanic. As such, New York ranks as the second largest Hispanic advertising market in the United States. We have consolidated substantially all of the 8-sheet and 30-sheet outdoor advertising faces in New York.

                         Outdoor Advertising Inventory

Inventory Type                                              Los Angeles New York
--------------                                              ----------- --------
8-sheet posters............................................    6,000     3,500
City-Lights................................................      250         0
30-sheet posters...........................................        0     1,075
Wall-Scapes................................................        5       187
Bulletins..................................................       20       164
                                                               -----     -----
Total......................................................    6,275     4,926
                                                               =====     =====

   Our inventory consists of the following types of advertising faces that are typically located on sites that we have leased or have a permanent easement:

   8-sheet posters are generally 6 feet high by 12 feet wide. Due to the smaller size of this type of billboard, 8-sheet posters are often located in densely populated or fast growing areas where larger signs do not fit or are not permitted, such as parking lots and other tight areas. Accordingly, most of our 8-sheet posters are concentrated on city streets, targeting both pedestrian and vehicular traffic and are sold to advertisers for periods of four weeks.

   City-Lights is a product we created in 1998 to serve national advertisers with a new advertising format visible both during the day and night. The format is typically used by national fashion, entertainment and consumer products companies desiring to target consumers within proximity of local malls or retail outlets. A City-Lights structure is approximately 7 feet by 10 feet set vertically on a single pole structure. The advertisement is usually housed in an illuminated glass casing for greater visibility at night and is sold to advertisers for a period of four weeks.

   30-sheet posters are generally 12 feet high by 25 feet wide and are the most common type of billboard. Lithographed or silk-screened paper sheets, supplied by the advertiser are pre-pasted and packaged in airtight bags by the outdoor advertising company and applied, like wallpaper, to the face of the display. The 30-sheet posters are concentrated on major traffic arteries and space is usually sold to advertisers for periods of four weeks.

   Wall-Scapes generally consist of advertisements ranging in a variety of sizes (from 120 to 800 square feet) which are displayed on the sides of buildings in densely populated locations. Advertising formats can include either vinyl prints or painted artwork. Because of a Wall-Scape's greater impact and higher cost relative to other types of billboards, space is usually sold to advertisers for periods of six to 12 months.

   Bulletins are generally 14 feet high and 48 feet wide and consist of panels or a single sheet of vinyl that are hand painted at the facilities of the outdoor advertising company or computer painted in accordance with design specifications supplied by the advertiser and mounted to the face of the display. Because of painted bulletins' greater impact and higher cost relative to other types of billboards, they are usually located near major highways and are sold for periods of six to 12 months.

Outdoor Advertising Revenue

   Advertisers usually contract for outdoor displays through advertising agencies, which are responsible for the artistic design and written content of the advertising. Advertising contracts are negotiated on the basis of monthly rates published in our "rate card." These rates are based on a particular display's exposure (or number of "impressions" delivered) in relation to the demographics of the particular market and its location within that market. The number of "impressions" delivered by a display (measured by the number of vehicles passing the site during a defined period and weighted to give effect to such factors as its proximity to other displays and the speed and viewing angle of approaching traffic) is determined by surveys that are verified by the Traffic Audit Bureau, an independent agency which is the outdoor advertising industry's equivalent of television's Nielsen ratings and radio's Arbitron ratings.

   In each of our markets, we employ salespeople who sell both local and national advertising. Our 2000 outdoor advertising revenue mix consisted of approximately 70% national advertisers and 30% local advertisers. We believe that our local sales force is crucial to maintaining relationships with key advertisers and agencies and identifying new advertisers.

Outdoor Advertising Competition

   We compete in each of our outdoor markets with other outdoor advertisers including Infinity Broadcasting Corporation, Clear Channel Communications, Inc., ArtKraft Strauss, Medallion Financial Corp., Ackerley Communications, Inc. and Regency Outdoor. Many of these competitors have a larger national network and may have greater total resources than we have. In addition, we also compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains and buses. In competing with other media, outdoor advertising relies on its relative cost efficiency and its ability to reach a segment of the population with a particular set of demographic characteristics within that market.

Publishing

   We publish El Diario/la Prensa, the oldest major Spanish-language daily newspaper in the United States and one of only two Spanish-language newspapers in New York. The newspaper reports news of interest to the Hispanic community, focusing primarily on local news events and daily occurrences in Latin America. El Diario/la Prensa has a daily paid circulation of approximately 55,000 as of December 31, 2000, up from 52,000 as of December 31, 1999.

   The majority of El Diario/la Prensa's revenue comes from circulation sales and the sale of local, national and classified advertising. Our top ten newspaper advertisers by dollar volume accounted for 8.5% of El Diario/la Prensa's total advertising revenue in 2000. Circulation revenue comes almost exclusively from sales at newsstands and retail outlets, rather than mailed subscriptions.

   Our primary Spanish-language publishing competitor is a new publication called Hoy. Our publishing operations also compete with English-language newspapers and other types of advertising media, many of which reach larger audiences and have greater total resources than we have.

   Most of our publishing employees are represented by the Newspaper and Mail Deliverers' Union of New York and Vicinity and the Newspaper Guild of New York. Our collective bargaining agreement with the Newspaper Guild of New York expires on June 30, 2002 and our agreement with the Newspaper and Mail Deliverers' Union of New York and Vicinity expires on March 30, 2004.

Material Trademarks, Trade Names and Service Marks

   In the course of our business, we use various trademarks, trade names and service marks, including our logos, in our advertising and promotions. We believe the strength of our trademarks, trade names and service marks are important to our business and intend to protect and promote them as appropriate. We do not hold or depend upon any material patent, government license, franchise or concession, except our broadcast licenses granted by the FCC.

Employees

   As of December 31, 2000, we had approximately 1,000 full-time employees, including 447 full-time employees in television, 414 full-time employees in radio, 46 full-time employees in outdoor and 160 full-time employees in publishing. As of December 31, 2000, 108 of our publishing employees were represented by labor unions that have entered into collective bargaining agreements with us. As of December 31, 2000, 3 of our full-time outdoor employees were represented by labor unions that have entered into or are currently in negotiations for collective bargaining agreements with us. We believe our relations with our employees are good.

Regulation of Television and Radio Broadcasting

   General. The FCC regulates television and radio broadcast stations pursuant to the Communications Act of 1934, as amended, or the Communications Act. Among other things, the FCC:

  . determines the particular frequencies, locations and operating power of stations;

  . issues, renews, revokes and modifies station licenses;

  . regulates equipment used by stations; and

  . adopts and implements regulations and policies that directly or indirectly affect the ownership, changes in ownership, control, operation and employment practices of stations.

   A licensee's failure to observe the requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of renewal terms of less than eight years, the grant of a license with conditions or, in the case of particularly egregious violations, the denial of a license renewal application, the revocation of an FCC license or the denial of FCC consent to acquire additional broadcast properties.

   Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. Such matters may include:

  . changes to the license authorization and renewal process;

  . proposals to impose spectrum use or other fees on FCC licensees;

  . changes to the FCC's equal employment opportunity regulations and other matters relating to involvement of minorities and women in the broadcasting industry;

  . proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding program content;

  . proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

  . technical and frequency allocation matters, including a new Class A television service for existing low-power television stations and a new low-power FM radio broadcast service;

  . the implementation of digital audio broadcasting on both satellite and terrestrial bases;

  . the implementation of rules governing the transmission of local television signals by direct broadcast satellite services in their local areas, and requiring cable television and direct broadcast satellite to carry local television digital signals;

  . changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies; and

  . proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

   We cannot predict what changes, if any, might be adopted, nor can we predict what other matters might be considered in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposal or change might have on our business.

   FCC Licenses. Television and radio stations operate pursuant to licenses that are granted by the FCC for a term of eight years, subject to renewal upon application to the FCC. During the periods when renewal applications are pending, petitions to deny license renewal applications may be filed by interested parties, including members of the public. The FCC is required to hold hearings on renewal applications if it is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a "substantial and material question of fact" as to whether the grant of the renewal applications would be inconsistent with the public interest, convenience and necessity. However, the FCC is prohibited from considering competing applications for a renewal applicant's frequency, and is required to grant the renewal application if it finds:

  . that the station has served the public interest, convenience and necessity;

  . that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and

  . that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

   If as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet the requirements for renewal and that no mitigating factors justify the imposition of a lesser sanction, the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our stations' licenses could have a material adverse effect on our business.

   Ownership Matters. The Communications Act requires prior approval of the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a television or radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers a number of factors pertaining to the licensee including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests therein, and the Communications Act's limitations on foreign ownership and compliance with the FCC rules and regulations.

   To obtain the FCC's prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. If the application to assign or transfer the license involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting stock, the application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If an assignment application does not involve new parties, or if a transfer of control application does not involve a "substantial change" in ownership or control, it is a pro forma application, which is not subject to the public notice and 30 day petition to deny procedure. The regular and pro forma applications are nevertheless subject to informal objections that may be filed any time until the FCC acts on the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC has an additional ten days to set aside such grant on its own motion. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

   Under the Communications Act, a broadcast license may not be granted to or held by persons who are not U.S. citizens, by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, or foreign governments or their representatives or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens in excess of these limitations. Our first restated certificate of incorporation restricts the ownership and voting of our capital stock to comply with these requirements.

   The FCC generally applies its other broadcast ownership limits to "attributable" interests held by an individual, corporation or other association or entity. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcast licensee.

   Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses.

   A time brokerage agreement with another television or radio station in the same market creates an attributable interest in the brokered television or radio station as well for purposes of the FCC's local television or radio station ownership rules, if the agreement affects more than 15% of the brokered television or radio station's weekly broadcast hours.

   Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, insulated limited partnership interests where the limited partner is not "materially involved" in the media-related activities of the partnership and minority voting stock interests in corporations where there is a single holder of more than 50% of the outstanding voting stock whose vote is sufficient to affirmatively direct the affairs of the corporation generally do not subject their holders to attribution.

   However, the FCC now applies a rule, known as the equity-debt-plus rule, that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority stockholder or other applicable exception to the FCC's attribution rules. Under this new rule, a major programming supplier (any programming supplier that provides more than 15% of the station's weekly programming hours) or a same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. For purposes of the equity-debt-plus rule, equity includes all stock, whether voting or nonvoting, and equity held by insulated limited partners in limited partnerships. Debt includes all liabilities, whether long-term or short-term.

   Generally, the FCC only permits an owner to have one television station per market. A single owner is permitted to have two stations with overlapping signals so long as they are assigned to different markets. Recent changes to the FCC's rules regarding ownership now permit an owner to operate two television stations assigned to the same market so long as either:

  . the television stations do not have overlapping broadcast signals; or

  . there will remain after the transaction eight independently owned, full power noncommercial or commercial operating television stations in the market and one of the two commonly-owned stations is not ranked in the top four based upon audience share.

   The FCC will consider waiving these ownership restrictions in certain cases involving failing or failed stations or stations which are not yet built.

   The FCC permits a television station owner to own one radio station in the same market as its television station. In addition, a television station owner is permitted to own additional radio stations, not to exceed the local ownership limits for the market, as follows:

  . in markets where 20 media voices will remain, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

  . in markets where ten media voices will remain, an owner may own an additional three radio stations.


   A "media voice" includes each independently-owned and operated full-power television and radio station and each daily newspaper that has a circulation exceeding 5% of the households in the market, plus one voice for all cable television systems operating in the market.

   The FCC has eliminated the limitation on the number of radio stations a single individual or entity may own nationwide and increased the limits on the number of stations an entity or individual may own in a market as follows:

  . In a radio market with 45 or more commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM).

  . In a radio market with between 30 and 44 (inclusive) commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM).

  . In a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM).

  . In a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50% of the radio stations in such market.

   The FCC staff has notified the public of its intention to review transactions that comply with these numerical ownership limits but that might involve undue concentration of market share.

   Because of these multiple and cross-ownership rules, if a stockholder, officer or director of Entravision holds an "attributable" interest in Entravision, such stockholder, officer or director may violate the FCC's rules if such person or entity also holds or acquires an attributable interest in other television or radio stations or daily newspapers, depending on their number and location. If an attributable stockholder, officer or director of Entravision violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our broadcast business and may be unable to obtain FCC consents for certain future acquisitions.

   The Communications Act requires broadcasters to serve the "public interest." The FCC has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a broadcast station's community of license. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from the public about a broadcast station's programming when it evaluates the licensee's renewal application, but complaints also may be filed and considered at any time. Stations also must pay regulatory and application fees, and follow various FCC rules that regulate, among other things, political broadcasting, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation.

   The FCC requires that licensees must not discriminate in hiring practices.

   The FCC rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, provided that the contours of the radio stations overlap in a certain manner.

   "Must Carry" Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three year intervals beginning October 1, 1993, to either:

  . require carriage of its signal by cable systems in the station's market, which is referred to as "must carry" rules; or

  . negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market which is referred to as "retransmission consent."

   We have elected "must carry" with respect to each of our full-power stations.

   Under the FCC's rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As our systems begin broadcasting digital signals in 2002, the cable systems that carry our stations' analog signals will not be required to carry such digital signal until we discontinue our analog broadcasting. Also, under current FCC rules, the cable systems will be required to carry only one channel of digital signal from each of our stations, even though we may be capable of broadcasting multiple programs simultaneously within the bandwidth that the FCC has allotted to us for digital broadcasting.

   Time Brokerage Agreements. We have, from time to time, entered into time brokerage agreements, generally in connection with pending station acquisitions, under which we are given the right to broker time on stations owned by third parties. By using time brokerage agreements, we can provide programming and other services to a station proposed to be acquired before we receive all applicable FCC and other governmental approvals. We have also, from time to time, entered into time brokerage agreements giving third parties the right to broker time on stations owned by us.

   FCC rules and policies generally permit time brokerage agreements if the station licensee retains ultimate responsibility for and control of the applicable station. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we have time brokerage agreements or that we will receive the anticipated revenue from the sale of advertising for such programming.

   Stations may enter into cooperative arrangements known as joint sales agreements. Under the typical joint sales agreement, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately-owned and licensed station in the same market. It also involves the provision by the selling party of certain sales, accounting and services to the station whose advertising is being sold. Unlike a time brokerage agreement, the typical joint sales agreement does not involve programming.

   As part of its increased scrutiny of radio and television station acquisitions, the Department of Justice has stated publicly that it believes that time brokerage agreements and joint sales agreements could violate the Hart-Scott-Rodino Antitrust Improvements Act of 1976 if such agreements take effect prior to the expiration of the waiting period under such Act. Furthermore, the Department of Justice has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Antitrust Act and has challenged them in certain locations. The Department of Justice also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to television and radio station acquisitions, above which a transaction may receive additional antitrust scrutiny.

   Digital Television Services. The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and data broadcasting.

   The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-power television station are allocated a separate channel for digital television operation. Stations will be permitted to phase in their digital television operations over a period of years after which they will be required to surrender their license to broadcast the analog, or non-digital television signal. Our stations must be on the air with a digital signal by May 1, 2002. We must return one of our paired channels for each station to the government by 2006, except that this deadline will be extended until at least 85% of all U.S. households own a television set with a digital tuner.

   Digital Radio Services. The FCC currently is considering standards for evaluating, authorizing and implementing terrestrial digital audio broadcasting technology, including In-Band On-Channel(TM) technology for FM radio stations. Digital audio broadcasting's advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel(TM) technology would permit an FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what regulations the FCC will adopt regarding digital audio broadcasting or In-Band On-Channel(TM) technology and what effect such regulations would have on our business or the operations of our radio stations.

   Equipment and other costs associated with the transition to digital television, including the necessity of temporary dual-mode operations and the relocation of stations from one channel to another, will impose some near-term financial costs on television stations providing the services. The potential also exists for new sources of revenue to be derived from digital television. We cannot predict the overall effect the transition to digital television might have on our business.

   Radio Frequency Radiation. The FCC has adopted rules limiting human exposure to levels of radio frequency radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC whether the applicant's broadcast facility would expose people or employees to excessive radio frequency radiation. We believe that all of our stations are in compliance with the FCC's current rules regarding radio frequency radiation exposure.

   Satellite Digital Audio Radio Service. The FCC has allocated spectrum to a new technology, satellite digital audio radio service, to deliver satellite-based audio programming to a national or regional audience. The nationwide reach of the satellite digital audio radio service could allow niche programming aimed at diverse communities that we are targeting. Two companies that hold licenses for authority to offer multiple channels of digital, satellite-delivered radio could compete with conventional terrestrial radio broadcasting. These potential competitors are expected to begin operations no later than 2001.

   Low-Power Radio Broadcast Service. On January 20, 2000, the FCC adopted rules creating a new low- power FM radio service. The low-power FM service consists of two classes of radio stations, with maximum power levels of either 10 watts or 100 watts. The 10 watt stations will reach an area with a radius of between one and two miles and the 100 watt stations will reach an area with a radius of approximately three and one-half miles. The low-power FM stations are required to protect other existing FM stations, as currently required of full-powered FM stations, under a law passed by Congress in 2000.

   The low-power FM service will be exclusively non-commercial. Current broadcast licensees or parties with interests in cable television or newspapers will not be eligible to hold low-power FM licenses. It is difficult to predict what impact, if any, the new low-power FM service will have on technical interference with our stations' signals or competition for our stations' audiences. Because of the legislation passed by Congress in 2000 which protected incumbent radio broadcasters on frequency three channels away, we expect that low-power FM service will cause little or no signal interference with our stations.

   Other Pending FCC and Legislative Proceedings. The Satellite Home Viewer Act allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the Satellite Home Viewer Improvement Act to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. These policies do not achieve "must-carry" status until January 1, 2002, when any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system.

   On November 29, 1999, Congress enacted the Community Broadcasters Protection Act of 1999, which provides for a new Class A television service, consisting of certain low-power television stations. Low-power television stations that qualify for Class A status are no longer secondary in nature and are protected against certain full-power stations. The existence of Class A stations impacts the ability of full-power stations to modify their facilities. As the owner of both full-power and low-power stations, we are not certain as to whether the creation of the Class A service will, on balance, be beneficial or detrimental to us.

Regulation of Outdoor Advertising

   Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act of 1965 regulates outdoor advertising on federally aided primary and interstate highways. As a condition to federal highway assistance, the Highway Beautification Act requires states to restrict billboards on such highways to commercial and industrial areas and imposes certain additional size, spacing and other limitations. All states have passed state billboard control statutes and regulations at least as restrictive as the federal requirements, including removal of any illegal signs on such highways at the owner's expense and without compensation. We believe that the number of our billboards that may be subject to removal as illegal is immaterial. No state in which we operate has banned billboards, but some have adopted standards more restrictive than the federal requirements. Municipal and county governments generally also have sign controls as part of their zoning laws. Some local governments prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zones, size, spacing and height.

   Federal law does not require the removal of existing lawful billboards, but does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a federally aided primary or interstate highway. State governments have purchased and removed legal billboards for beautification in the past, using federal funding for transportation enhancement programs, and may do so in the future. Governmental authorities from time to time use the power of eminent domain to remove billboards. Thus far, we have been able to obtain satisfactory compensation for any of our billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future. Local governments do not generally purchase billboards for beautification, but some have attempted to force the removal of legal but nonconforming billboards (billboards which conformed with applicable zoning regulations when built but which do not conform to current zoning regulations) after a period of years under a concept called "amortization," by which the governmental body asserts that just compensation is earned by continued operation over time. Although there is some question as to the legality of amortization under federal and many state laws, amortization has been upheld in some instances. We generally have been successful in negotiating settlements with municipalities for billboards required to be removed. Restrictive regulations also limit our ability to rebuild or replace nonconforming billboards.

   Under the terms of a settlement agreement among U.S. tobacco companies and 46 states, tobacco companies discontinued all advertising on billboards and buses in the 46 participating states as of April 23, 1999. The remaining four states had already reached separate settlements with the tobacco industry. We removed all tobacco billboards and advertising in these states in compliance with the settlement deadlines.

   In addition to the above settlement agreements, state and local governments are also considering regulating the outdoor advertising of alcohol products. Alcohol related advertising represented approximately 9.4% of the total revenue of our outdoor billboard business in 2000. As a matter of both company policy and industry practice (on a voluntary basis), we do not post any alcohol advertisements within a 500 square foot radius of any school, church or hospital.

FORWARD-LOOKING STATEMENTS

   This document contains forward-looking statements, including statements under the captions "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this document, concerning our expectations of future revenue, expenses, the outcome of our growth and acquisition strategy and the projected growth of the U.S. Hispanic population. Forward-looking statements often include words or phrases such as "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "project," "outlook," "seek" or similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors which could cause actual results to differ from expectations include those in the "Risk Factors" section of our Registration Statement on Form S-1, No. 333-35336, filed with the Securities and Exchange Commission, or SEC, on April 21, 2000, and all amendments thereto, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000. Our results of operations may be adversely affected by one or more of these factors. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this document.

ITEM 2. PROPERTIES

   Our corporate headquarters are located in Santa Monica, California. We lease approximately 13,083 square feet of space in the building housing our corporate headquarters under a lease expiring in 2006. The types of properties required to support each of our television and radio stations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We also own the buildings and/or land used for office, studio and tower facilities at six of our television stations and at one of our radio stations. We own substantially all of the equipment used in our television and radio broadcasting business. We believe that all of our facilities and equipment are adequate to conduct our present operations.

ITEM 3. LEGAL PROCEEDINGS

   We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

   We were a party to a proceeding before the American Arbitration Association, or AAA, in Phoenix, Arizona with Hispanic Broadcasting Corporation, or HBC, regarding a dispute over an agreement to exchange radio stations KLNZ-FM, Glendale, Arizona, and KRTX-FM, Winnie Texas, with one another. In written decisions issued in December 2000 and February 2001, the AAA issued an Interim Award of Arbitrators ruling that the parties will not exchange stations and awarding HBC $2,000,000 with interest thereon at the rate of 10% per annum from October 1999, plus costs and attorneys' fees incurred by HBC in connection with the arbitration.

   We were a defendant to a lawsuit filed in the Superior Court of the District of Columbia by First Millennium Communications, Inc. to resolve certain contract disputes arising out of a terminated brokerage-type arrangement. The litigation primarily concerns the payment of a brokerage fee alleged to be due in connection with the acquisition of television station WBSV-TV in Sarasota, Florida for $17 million, after taking into account certain additional capital expenditures, losses, interest expense and management fees. The parties have reached a confidential settlement and the lawsuit was dismissed with prejudice by court order. The settlement provides that the parties will resolve the dispute with respect to television station WBSV-TV pursuant to binding arbitration.

   On February 2, 2001, we reached a settlement with Telemundo with respect to the parties' pending disputes relating to our investment in XHAS-TV, Channel 33, Tijuana, Mexico. The actions previously filed in Florida and California were dismissed with prejudice without either party compensating the other.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our Class A common stock has been listed and traded on the New York Stock Exchange since August 2, 2000 under the symbol "EVC." The following table sets forth the range of high and low closing sales prices reported by the New York Stock Exchange for our Class A common stock for the periods indicated.

                                                                 High    Low
                                                                ------- ------
   Year Ended December 31, 2000
     Third Quarter (August 2, 2000 through September 30,
      2000).................................................... $20.375 $16.00
     Fourth Quarter............................................ $18.375 $10.00
   Year Ending December 31, 2001
     First Quarter (through March 20, 2001)....................  $19.50 $7.270

   As of March 20, 2001, there were approximately 90 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Dividend Policy

   We have never declared or paid any cash dividends on our Class A common stock, Class B common stock or Class C common stock. We currently intend to retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our Class A common stock, Class B common stock or Class C common stock in the foreseeable future. In addition, our credit facility and the terms of our outstanding preferred stock restrict our ability to pay dividends on our common stock.

Use of Proceeds from Sales of Registered Securities

   On August 2, 2000, we completed the IPO of our Class A common stock. The underwriters for the IPO were represented by Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., Bear, Stearns & Co. Inc. and DLJdirect Inc. The shares of Class A common stock sold in the IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-35336) that was declared effective by the SEC on August 1, 2000. We also sold 6,464,542 shares of our Class A common stock directly to Univision at a price of $15.47 per share. The aggregate public offering price was $866.2 million. In connection with the IPO, we paid an aggregate of $47.9 million in underwriting discounts and commissions to the underwriters. In addition, the following table sets forth all expenses incurred in connection with the IPO, other than underwriting discounts and commissions.

(In thousands of dollars)
SEC registration fee................................................... $  195.5
NASD filing fee........................................................     30.5
New York Stock Exchange listing fee....................................    272.6
Standard and Poor's....................................................    115.0
Printing and engraving expenses........................................    741.7
Legal fees and expenses (including $782.5 to related parties)..........    880.3
Accounting fees and expenses...........................................  2,003.7
Miscellaneous..........................................................     97.7
                                                                        --------
  Total................................................................ $4,337.0
                                                                        ========

   The net proceeds to us from the sale of 52,900,000 shares of Class A common stock in the IPO were approximately $814 million, after deducting the underwriting discounts and commissions and offering expenses. We used all of the net proceeds of the IPO proceeds as set forth below.

   We closed the acquisition of Z-Spanish Media on August 9, 2000. Approximately $331 million of the net proceeds of the IPO were used to pay the cash portion of the purchase price for Z-Spanish Media and to extinguish the Z-Spanish Media indebtedness.

   We closed the acquisition of two radio stations from Citicasters Co. on August 24, 2000. Approximately $68 million of the net proceeds of the IPO were used to pay the balance of the $85 million purchase price, $17 million of which had been placed in escrow on March 3, 2000.

   We closed the acquisition of four radio stations from Sunburst Media, LP on September 12, 2000. Approximately $53 million of the net proceeds of the IPO were used to pay the purchase price.

   We closed the acquisition of advertising assets from Infinity on October 2, 2000. Approximately $168 million of the net proceeds of the IPO were used to pay the purchase price.

   We also used $115 million of the net proceeds of the IPO to repay a bank loan borrowed in connection with our acquisition of LCG, and $79 million to repay part of the balance on our credit facility.

   None of the net proceeds of the IPO were paid directly or indirectly to any director or officer of ours or their associates, persons owning 10% or more of any class of our equity securities or any affiliate of ours.

ITEM 6. SELECTED FINANCIAL DATA

         (In thousands, except per share and per membership unit data)

   Presented below are our selected financial data for the fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996.

   The data as of December 31, 2000, 1999, 1998, 1997 and 1996 and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are derived from, and are qualified by reference to, our audited financial statements and should be read in conjunction therewith and the notes thereto.

                                        Year Ended December 31,
                            ---------------------------------------------------
                               2000        1999       1998      1997     1996
                            -----------  ---------  --------  --------  -------
Statement of Operations
 Data:
Gross revenue.............  $   170,810  $  66,204  $ 49,872  $ 33,419  $13,555
Less agency commissions...       16,789      7,205     5,052     2,963    1,481
                            -----------  ---------  --------  --------  -------
Net revenue...............      154,021     58,999    44,820    30,456   12,074
                            -----------  ---------  --------  --------  -------
Expenses:
Direct operating..........       58,987     24,441    15,794     9,184    3,819
Selling, general and
 administrative (excluding
 non-cash stock-based
 compensation)............       38,600     11,611     8,877     5,845    4,667
Corporate.................       12,741      5,809     3,963     3,899      564
Depreciation and
 amortization.............       69,238     15,982    10,934    10,216    1,707
Non-cash stock-based
 compensation (1).........        5,822     29,143       500       900      --
                            -----------  ---------  --------  --------  -------
Total expenses............      185,388     86,986    40,068    30,044   10,757
                            -----------  ---------  --------  --------  -------
Operating income (loss)...      (31,367)   (27,987)    4,752       412    1,317
Interest expense, net.....      (23,916)    (9,591)   (8,244)   (5,107)  (1,035)
Non-cash interest expense
 relating to related-party
 beneficial conversion
 options (2)..............      (39,677)    (2,500)      --        --       --
                            -----------  ---------  --------  --------  -------
Income (loss) before
 income taxes.............      (94,960)   (40,078)   (3,492)   (4,695)     282
Income tax (expense)
 benefit (3)..............        2,934        121      (210)    7,531     (145)
Equity in loss of
 nonconsolidated
 affiliates...............         (214)       --        --        --       --
                            -----------  ---------  --------  --------  -------
Net income (loss).........      (92,240) $ (39,957) $ (3,702) $  2,836  $   137
                                         =========  ========  ========  =======
Accretion of preferred
 stock redemption value...       (2,449)
                            -----------
Net loss applicable to
 common stock.............  $   (94,689)
                            ===========
Loss per share: basic and
 diluted..................  $     (0.27)
                            ===========
Income (loss) per
 membership unit (4)......  $    (31.04) $ (19.12)  $  (0.07) $  (1.19) $  0.02
                            ===========  =========  ========  ========  =======
Pro forma income tax
 (expense) benefit (5)....        5,904      2,499       322       643     (204)
                            -----------  ---------  --------  --------  -------
Pro forma net income
 (loss) (5)...............  $   (86,336) $(37,579)  $ (3,170) $ (4,052) $    78
                            ===========  =========  ========  ========  =======
Pro forma basic and
 diluted earnings per
 share:
Pro forma net income
 (loss) (5)...............  $     (1.34) $  (1.16)  $  (0.10) $  (0.12) $  0.00
                            ===========  =========  ========  ========  =======
Pro forma weighted average
 common shares
 outstanding..............       66,452     32,402    32,895    32,972   32,046
                            ===========  =========  ========  ========  =======

                                        Year Ended December 31,
                            ---------------------------------------------------
                               2000        1999       1998      1997     1996
                            -----------  ---------  --------  --------  -------
Other Financial Data:
Broadcast cash flow (6)...  $    56,434  $  22,947  $ 20,149  $ 15,427  $ 3,588
EBITDA (adjusted for non-
 cash stock-based
 compensation) (7)........       43,693     17,138    16,186    11,528    3,024
Non-cash stock-based
 compensation (1).........        5,822     29,143       500       900      --
Cash flows from operating
 activities...............       10,608      6,128     7,658     6,509    2,001
Cash flows from investing
 activities...............   (1,002,300)   (59,063)  (25,586)  (61,908)  (3,396)
Cash flows from financing
 activities...............    1,058,559     51,631    19,339    54,763    3,556
Capital expenditures......       23,675     12,825     3,094     2,366      935

                                          As of December 31,
                            ---------------------------------------------------
                               2000        1999       1998      1997     1996
                            -----------  ---------  --------  --------  -------
Balance Sheet Data:
Cash and cash
 equivalents..............  $    69,224  $   2,357  $  3,661  $  2,250  $ 2,886
Total assets..............    1,560,493    205,017   131,291   111,953   49,072
Long-term debt, including
 current portion..........      255,148    167,537    99,938    74,781   17,449
Series A mandatorily
 redeemable convertible
 preferred stock..........       80,603        --        --        --       --
Total equity..............    1,055,377     28,011    24,871    32,057   30,047

--------
(1) Non-cash stock-based compensation consists primarily of compensation expense relating to stock awards granted to our employees and vesting of the intrinsic value of unvested options exchanged in our acquisition of Z-Spanish Media in 2000.

(2) Non-cash interest expense charges relate to the estimated intrinsic value of the conversion options contained in our subordinated note to Univision in the amount of $2.5 million in 1999 and $31.6 million in 2000, and the conversion option feature in our convertible subordinated note in the amount of $8.1 in 2000.

(3) Included in the 1997 income tax expense is a $7.8 million tax benefit that resulted from the reversal of previously recorded deferred tax liabilities that were established in our acquisition of television station KNVO-TV, upon its conversion from a C-corporation to an S-corporation. Included in the 2000 income tax benefit is a charge of $10.5 million relating to the effect of change in tax status, which resulted from the recording of a net deferred tax liability upon our reorganization from a limited liability company to a C-corporation, effective with our IPO.

(4) Income (loss) per membership unit is computed as net income (loss) of our predecessor divided by the number of membership units as of the last day of each reporting period. For 2000, (loss) per membership unit is for the period from January 1, 2000 through the August 2, 2000 reorganization.

(5) Pro forma net income (loss) and pro forma basic and diluted net income
    (loss) per share give effect to our reorganization from a limited liability company to a C-corporation for federal and state income tax purposes and assume that we were subject to corporate income taxes at an effective combined federal and state income tax rate of 40% before the effect of non-tax deductible goodwill, non-cash stock-based compensation and non-cash interest expense for each of the four years in the period ended December 31, 1999. The December 31, 2000 statement of operations reflects operations and the related income tax benefit as a C-corporation for the period subsequent to our reorganization. Pro forma income tax expense is presented for the period from January 1, 2000 through the August 2, 2000 reorganization on the same basis as the preceding years.

(6) Broadcast cash flow means operating income (loss) before corporate expenses, depreciation and amortization and non-cash stock-based compensation and gain (loss) on the sale of assets. We have presented broadcast cash flow, which we believe is comparable to the data provided by to other companies in the broadcast industry, because such data is commonly used as a measure of performance in our industry. However, broadcast cash flow should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

(7) EBITDA means broadcast cash flow less corporate expenses (adjusted for non-cash stock-based compensation) and is commonly used in the broadcast industry to analyze and compare broadcast companies on the basis of operating performance, leverage and liquidity. EBITDA, as presented above, may not be comparable to similarly titled measures of other companies unless such measures are calculated in substantially the same fashion. EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2000, 1999, and 1998 and consolidated financial condition as of December 31, 2000 and 1999 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

                                   OVERVIEW

   We operate 34 television stations (and have three additional television stations that are not yet operational) and 56 radio stations primarily in the Southwestern United States where the majority of U.S. Hispanics live, including the U.S./Mexican border markets. Our television stations consist primarily of Univision affiliates serving 18 of the top 50 U.S. Hispanic markets. Our operating radio stations consist of 39 FM and 17 AM stations serving portions of the Arizona, California, Colorado, Florida, Illinois, New Mexico and Texas markets.

   We were organized as a Delaware limited liability company in January 1996 to combine the operations of our predecessor entities. On August 2, 2000, we completed a reorganization in which all of the outstanding direct and indirect membership interests of our predecessor were exchanged for shares of our Class A and Class B common stock and Univision's subordinated note and option were exchanged for shares of our Class C common stock.

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

   Our primary expenses are employee compensation, including commissions paid to our sales staffs, marketing, promotion and selling costs, technical, local programming, engineering costs, general and administrative expenses, non-cash stock-based compensation and depreciation and amortization. Our local programming costs for television consist of costs related to producing a local newscast in each of our markets.

   We have historically not had material income tax expense or benefit reflected in our statement of operations as the majority of our subsidiaries have been non-taxpaying entities. Federal and state income taxes attributable to income during such periods were incurred and paid directly by the members of our predecessor. Accordingly, no discussion of income taxes is included in this section. However, we are now a taxpaying organization and effective with our reorganization and the exchange transaction on August 2, 2000, we have recorded a charge to income tax expense of approximately $10.5 million to establish net deferred tax liabilities, as a result of our change in tax status. We have included in our historical financial statements a pro forma provision for income taxes and a pro forma net loss to show what our net income or loss would have been if we were a taxpaying entity. We anticipate that our future effective income tax rate will vary from 40% due to a portion of our purchase price for the LCG and Z-Spanish Media acquisitions being allocated to non-tax deductible goodwill.

   Broadcast cash flow means operating income (loss) before corporate expenses, depreciation and amortization, non-cash stock-based compensation and gain (loss) on sale of assets. We have presented broadcast cash flow which we believe is comparable to the data provided by other companies in the broadcast industry, because such data is commonly used as a measure of performance for companies in our industry. However, broadcast cash flow should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

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

 Impairment of long-lived assets

   We review our long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets and identified goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, we may be required to recognize an impairment loss at that date. An impairment loss would be the amount, if any, by which the carrying value exceeds the fair value of the long-lived assets and identified goodwill.

   Goodwill not identified with impaired assets is evaluated to determine whether events or circumstances warrant a write-down or revised estimates of useful lives. We determine impairment by comparing the carrying value of goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, we may be required to recognize an impairment loss at that date. Impairment losses are measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the goodwill.

   To date, we have determined that no impairment of long-lived assets and goodwill exists.

                             RESULTS OF OPERATIONS

   Separate financial data for each of our operating segments is provided below. Segment operating loss is defined as operating loss before corporate expenses and non-cash stock-based compensation. We evaluate the performance of our operating segments based on the following:

                                                  Years Ended December 31,
                                                ------------------------------
                                                   2000       1999      1998
                                                ----------  --------  --------
                                                 (In thousands of dollars)
Net revenue:
 TV............................................ $   82,417  $ 56,846  $ 43,752
 Radio.........................................     43,338     2,153     1,068
 Outdoor.......................................     13,096       --        --
 Publishing....................................     15,170       --        --
                                                ----------  --------  --------
   Consolidated................................    154,021    58,999    44,820
                                                ----------  --------  --------

Direct expenses:
 TV............................................     34,290    23,165    15,067
 Radio.........................................     10,991     1,276       727
 Outdoor.......................................      5,494       --        --
 Publishing....................................      8,212       --        --
                                                ----------  --------  --------
   Consolidated................................     58,987    24,441    15,794
                                                ----------  --------  --------

Selling, general and administrative expenses
 TV............................................     15,642    11,093     8,590
 Radio.........................................     16,767       518       287
 Outdoor.......................................      1,544       --        --
 Publishing....................................      4,647       --        --
                                                ----------  --------  --------
   Consolidated................................     38,600    11,611     8,877
                                                ----------  --------  --------

Depreciation and amortization
 TV............................................     20,064    15,277    10,570
 Radio.........................................     41,537       705       364
 Outdoor.......................................      5,984       --        --
 Publishing....................................      1,653       --        --
                                                ----------  --------  --------
   Consolidated................................     69,238    15,982    10,934
                                                ----------  --------  --------

Segment operating profit (loss):
 TV............................................     12,421     7,311     9,525
 Radio.........................................    (25,957)     (346)     (310)
 Outdoor.......................................         74       --        --
 Publishing....................................        658       --        --
                                                ----------  --------  --------
   Consolidated................................    (12,804)    6,965     9,215

Corporate expenses.............................     12,741     5,809     3,963
Non-cash stock-based compensation..............      5,822    29,143       500
                                                ----------  --------  --------
Operating profit (loss)........................ $  (31,367) $(27,987) $  4,752
                                                ==========  ========  ========

Broadcast cash flow
 TV............................................ $   32,485  $ 22,588  $ 20,095
 Radio.........................................     15,580       359        54
 Outdoor.......................................      6,058       --        --
 Publishing....................................      2,311       --        --
                                                ----------  --------  --------
   Consolidated................................ $   56,434  $ 22,947  $ 20,149
                                                ==========  ========  ========

Total assets
 TV............................................ $  401,075  $199,360  $127,630
 Radio.........................................    856,038     5,657     3,661
 Outdoor.......................................    293,887       --        --
 Publishing....................................      9,493       --        --
                                                ----------  --------  --------
   Consolidated................................ $1,560,493  $205,017  $131,291
                                                ==========  ========  ========

Capital expenditures
 TV............................................ $   15,749  $ 12,825  $  3,094
 Radio.........................................      7,700       --        --
 Outdoor.......................................        164       --        --
 Publishing....................................         62       --        --
                                                ----------  --------  --------
   Consolidated................................ $   23,675  $ 12,825  $  3,094
                                                ==========  ========  ========

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

Segment Operations

   We operate in four reportable segments based upon the types of advertising medium which consists of television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. We operate 34 television stations primarily in the Southwestern United States and consisting primarily of Univision affiliates. We operate 56 radio stations (39 FM and 17 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. Our outdoor advertising segment owns approximately
11,200 billboards in Los Angeles and New York. Our newspaper publishing operations consist of a publication in New York.

   Net Revenue. Net revenue in our television segment increased to $82.4 million for the year ended December 31, 2000 from $56.8 million for the year ended December 31, 1999, an increase of $25.6 million. This increase is primarily attributed to an increase in our advertising rates of approximately 21% and in the number of advertising spots aired in half of our markets, as well as other acquisitions in 2000 and the benefit of 12 months of our 1999 acquisitions.

   Net revenue in our radio segment increased to $43.3 million for the year ended December 31, 2000 from $2.2 million for the year ended December 31, 1999, an increase of $41.1 million. This increase is primarily attributable to our acquisition of LCG in April 2000 and Z-Spanish Media in August 2000, as well as the acquisition of four radio stations from Sunburst Media, LP in September 2000 and the FCC licenses relating to the operations of two radio stations in Santa Monica/Newport Beach, California acquired from Citicasters Co., in August 2000.

   Net revenue from our outdoor segment in the amount of $13.1 million for the year ended December 31, 2000 is a result of our acquisition of Z-Spanish Media's outdoor business in August 2000 and our acquisition of certain outdoor advertising assets from Infinity in October 2000.

   Net revenue from our publishing segment in the amount of $15.2 million for the year ended December 31, 2000 is primarily attributable to our acquisition of El Diario/la Prensa, the oldest major Spanish-language daily newspaper in New York, from LCG in April 2000. Additionally, we published VEA New York, or VEA, a visitor guide targeting Spanish-language visitors. In January 2001 we ceased operations of VEA due to its lack of profitability and its inability to generate positive cash flow. We believe this will allow us to better focus on our core publishing business of El Diario/la Prensa.

Consolidated Operations

   Net Revenue. Net revenue increased to $154 million for the year ended December 31, 2000 from $59 million for the year ended December 31, 1999, an increase of $95 million. This is primarily attributable to the acquisitions of LCG, Z-Spanish Media and Infinity assets which accounted for $68.9 million of the increase. Additionally, $11.2 million of the increase was attributable to our other acquisitions in 2000 and the benefit of 12 months of our 1999 acquisitions. On a same station basis, for the stations we owned or operated for all of 1999, net revenue increased $14 million or 26.1%. This increase is attributable to an increase in advertising rates of approximately 21% and advertising spots aired in half of our markets. Additionally, we earned $3.6 million of network compensation from Univision during the year ended December 31, 2000 which will not recur in 2001. We experienced significant growth during 2000 primarily due to our acquisitions of LCG, Z-Spanish Media and the assets acquired from Infinity. As a result, we do not expect to experience the same level of growth in 2001. Additionally, we believe that our 2001 operations will be impacted by the weak economic environment and subsequent reduction in advertising expenditures by our customers.

   Direct Operating Expenses. Direct operating expenses increased to $59 million for the year ended December 31, 2000 from $24.4 million for the year ended December 31, 1999, an increase of $34.6 million.

This increase was primarily attributable to the acquisitions of LCG, Z-Spanish Media and Infinity assets. On a same station basis, for the stations we owned or operated for all of 1999, direct operating expenses increased $4.7 million or 23.2%. Additionally, $2.8 million of the increase was due to increases in selling costs associated with increased sales, increases in management and staff, and increases in market research tools. In addition we incurred approximately $1.4 million in technical and news costs to implement local news programming in Orlando, Florida and to continue improving local news programming in our McAllen, Texas and Las Vegas, Nevada markets. As a percentage of net revenue, direct operating expenses decreased to 38% for the year ended December 31, 2000 from 41% for the year ended December 31, 1999. We expect direct operating expenses to decrease as a percentage of revenue in 2001.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $38.6 million for the year ended December 31, 2000 from $11.6 million for the year ended December 31, 1999, an increase of $27 million. This increase was primarily attributable to the acquisitions of LCG, Z-Spanish Media, and the Infinity assets. On a same station basis, for the stations we owned or operated for all of 1999, selling, general and administrative expenses increased $1.2 million or 10.8%. The increase was due to increases in rent, property tax, insurance, and bonuses. As a percentage of net revenue, selling, general and administrative expenses increased to 25% for the year ended December 31, 2000 from 20% for the year ended December 31, 1999. We expect selling, general and administrative expenses to decrease as a percentage of revenue in 2001.

   Depreciation and Amortization. Depreciation and amortization increased to $69.2 million for the year ended December 31, 2000 from $16 million for the year ended December 31, 1999, an increase of $53.2 million. This increase was primarily attributable to the acquisitions of LCG, Z-Spanish Media and Infinity assets. On a same station basis, for the stations we owned or operated for all of 1999, depreciation and amortization was relatively flat as it decreased to $11.2 million for the year ended December 31, 2000 from $11.4 million for the year ended December 31, 1999.

   Corporate Expenses. Corporate expenses increased to $12.7 million for the year ended December 31, 2000 from $5.8 million for the year ended December 31, 1999, an increase of $6.9 million. This increase was primarily due to the acquisitions of LCG, Z-Spanish Media and Infinity assets and the hiring of additional corporate personnel due to our growth and the costs associated with being a public company. As a percentage of net revenue, corporate expenses decreased to 8% for the year ended December 31, 2000 from 10% for the year ended December 31, 1999. We expect corporate expenses to decrease as a percentage of revenue in 2001.

   Non-Cash Stock-Based Compensation. Non-cash stock-based compensation decreased to $5.8 million for the year ended December 31, 2000 from $29.1 million for the year ended December 31, 1999 a decrease of $23.3 million. Non-cash stock-based compensation consists primarily of compensation expense relating to stock awards granted to our employees. We expect to continue to make stock-based awards to our employees in the future.

   Operating Loss. As a result of the above factors, we recognized an operating loss of $31.4 million for the year ended December 31, 2000 compared to an operating loss of $28 million for the year ended December 31, 1999. Excluding non-cash stock-based compensation, we recognized an operating loss of $25.5 million for the year ended December 31, 2000, compared to operating income of $1.2 million for the year ended December 31, 1999, a decrease of $26.7 million. The decrease was primarily due to the increase in depreciation and amortization offset by the increase in net revenue.

   Interest Expense, Net. Interest expense increased to $23.9 million for the year ended December 31, 2000 from $9.6 million for the year ended December 31, 1999, an increase of $20.1 million. This increase is primarily due to increased bank loan facilities, the increase in our convertible subordinated note to Univision and the issuance of our $90 million convertible subordinated note used to finance our acquisition of LCG.

   The non-cash interest expense of $39.7 million for the year ended December 31, 2000 relates to the estimated intrinsic value of the conversion option features in our $90 million convertible subordinated note used to finance our acquisition of LCG and our convertible subordinated note to Univision. These notes were converted and exchanged for shares of our preferred and common stock during 2000 and, as such, we do not expect to incur additional non-cash interest expense in 2001.

   Net Loss. We recognized a net loss of $92.2 million for the year ended December 31, 2000 compared to a net loss of $40 million for the year ended December 31, 1999. Excluding non-cash stock-based compensation and interest expense relating to the estimated intrinsic value of the conversion option features in our $90 million convertible subordinated note and our convertible subordinated note with Univision, our net loss increased to $46.7 for the year ended December 31, 2000 from $8.3 million for the year ended December 31, 1999.

   Broadcast Cash Flow. Broadcast cash flow increased to $56.4 million for the year ended December 31, 2000 from $22.9 million for the year ended December 31, 1999, an increase of $33.5 million. As a percentage of net revenue, broadcast cash flow decreased to 37% for the year ended December 31, 2000 from 39% for the year ended December 31, 1999. On a same station basis for the stations we owned or operated for all of 1999, broadcast cash flow increased $6.8 million or 32%.

   EBITDA. EBITDA increased to $43.7 million for the year ended December 31, 2000 from $17.1 million for the year ended December 31, 1999, an increase of $26.6 million. As a percentage of net revenue, EBITDA decreased to 28% for the year ended December 31, 2000 from 29% for the year ended December 31, 1999. The decrease in EBITDA was primarily due to the increase in direct operating and selling, general and administrative expenses offset by the increase in net revenue.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

   Net Revenue. Net revenue increased to $59 million for the year ended December 31, 1999 from $44.8 million for the year ended December 31, 1998, an increase of $14.2 million. This increase was primarily attributable to the acquisition of television stations in 1999 and the benefit of 12 months of our 1998 acquisitions. On a same station basis, for stations we owned or operated for all of 1998, net revenue increased $4.3 million, or 10.4%. This increase is attributable to an increase in advertising rates of approximately 20% in certain of our markets, offset by a $2.2 million decrease in network compensation from Univision.

   Direct Operating Expenses. Direct operating expenses increased to $24.4 million for the year ended December 31, 1999 from $15.8 million for the year ended December 31, 1998, an increase of $8.6 million. This increase was primarily due to the additional operations of five television stations in 1999. On a same station basis, for stations owned or operated for all of 1998, direct operating expenses increased $1.9 million, or 12.0%. This increase was due to approximately $1.4 million in technical and news costs to implement local news programming in our McAllen, Texas and Las Vegas, Nevada markets and an additional newscast at our station in San Diego, California. The addition of local newscasts to our television stations is consistent with our strategy of increasing advertising revenue and viewership by producing news programming specifically designed for each of our markets. As a percentage of net revenue, direct operating expenses increased to 41.4% in 1999 from 35.2% in 1998.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11.6 million for the year ended December 31, 1999 from $8.9 million for the year ended December 31, 1998, an increase of $2.7 million. This increase was primarily due to the acquisition of television stations in 1999. On a same station basis, for stations owned or operated for all of 1998, selling, general and administrative expenses decreased $1.4 million, or 15.7%. The decrease was due to the elimination of duplicative costs in integrating our 1998 acquisitions as well as volume discounts obtained due to the increase in the number of stations and employees. This decrease was partially offset by the increase in selling costs associated with increased sales, management and staff levels and increased market research. As a percentage of net revenue, selling, general and administrative expenses decreased to 19.7% in 1999 from 19.8% in 1998.

   Depreciation and Amortization. Depreciation and amortization increased to $16 million for the year ended December 31, 1999 from $10.9 million for the year ended December 31, 1998, an increase of $5.1 million. The increase was primarily attributable to the acquisition of television stations in 1999. On a same station basis, for stations we owned or operated for all of 1998, depreciation and amortization decreased $1 million. This decrease was due primarily to a decrease in amortization relating to presold advertising contracts.

   Corporate Expenses. Corporate expenses increased to $5.8 million for the year ended December 31, 1999 from $4 million for the year ended December 31, 1998, an increase of $1.8 million. This increase was primarily due to additional costs associated with our acquisitions. As a percentage of net revenue, corporate expenses increased by 1% to 9.8% in 1999.

   Non-Cash Stock-Based Compensation. We have an employment agreement with an executive vice president in which the employee was awarded 54,284 Class D membership units in our predecessor which converted into 922,828 shares of our Class A common stock which vested through January 2000. At December 31, 1999, the estimated fair value of this award was $27.7 million, of which $0.9 million, $0.5 million and $26.3 million were recorded as non-cash stock-based compensation for the years ended December 31, 1997, 1998, and 1999 respectively. In January 1999, we entered into an employment agreement with a senior vice president. As amended, the agreement allowed the employee to purchase 4,835 restricted Class D membership units which converted into 82,195 shares of Class A common stock at $0.01 per share. The shares vest ratably over three years. Non-cash stock-based compensation associated with both of the awards was determined using an estimate by management and based primarily on the estimated IPO price. With respect to the restricted shares, we recorded $2.8 million in non-cash stock-based compensation during 1999. Total non-cash stock-based compensation was $29.1 million for 1999.

   Operating Loss. As a result of the above factors, we recognized an operating loss of $28 million for the year ended December 31, 1999 compared to an operating income of $4.8 million for the year ended December 31, 1998. Excluding non-cash stock-based compensation, operating income decreased to $1.2 million in 1999 from $5.3 million in 1998, a decrease of $4.1 million. As a percentage of net revenue, operating income, excluding non-cash stock-based compensation, decreased to 2% in 1999 from 11.7% in 1998.

   Interest Expense, Net. Interest expense increased to $9.6 million for the year ended December 31, 1999 from $8.2 million for the year ended December 31, 1998, an increase of $1.4 million. This increase is due to additional borrowings to fund our acquisitions and higher interest rates due to our increased debt to cash flow ratio. The non-cash interest expense of $2.5 million for the year ended December 31, 1999 relates to our subordinated note to Univision.

   Net Loss. We recognized a net loss of $40 million for the year ended December 31, 1999 compared to a net loss of $3.7 million for the year ended December 31, 1998. Excluding non-cash stock-based compensation and interest expense relating to the estimated intrinsic value of the option feature of our original $10 million subordinated note payable to Univision, our net loss increased to $8.3 million on 1999 from $3.2 million in 1998, an increase of $5.1 million.

   Broadcast Cash Flow. Broadcast cash flow increased to $22.9 million for the year ended December 31, 1999 from $20.1 million for the year ended December 31,1998, an increase of $2.8 million. The increase was primarily attributable to the additional operations of five television stations in 1999. On a same station basis, for stations we owned or operated for all of 1998, broadcast cash flow increased $0.8 million. The increase was attributable to an increase in advertising rates of approximately 20% in some of our markets, offset by a $2.2 million decrease in network compensation from Univision and our investment in local news programming in our McAllen, Texas and Las Vegas, Nevada markets, and additional costs to implement an additional newscast at our station in San Diego, California. As a percentage of net revenue, broadcast cash flow decreased to 38.9% in 1999 from 45% in 1998.

   EBITDA. EBITDA increased to $17.1 million for the year ended December 31, 1999 from $16.2 million for the year ended December 31, 1998, an increase of $0.9 million. As a percentage of net revenue, EBITDA decreased to 29% for the year ended December 31, 1999 from 36.1% for the year ended December 31, 1998. The decrease in EBITDA was primarily due to the increase in direct operating and selling expenses offset by the increase in net revenue.

Liquidity and Capital Resources Overview

   Our primary sources of liquidity are cash provided by operations and available borrowings under our credit facility in the amount of $600 million, of which $200 million was outstanding as of December 31, 2000. The credit facility is secured by substantially all of our assets as well as the pledge of the stock of several of our subsidiaries including our special purpose subsidiaries formed to hold our FCC licenses, and consists of a $250 million revolving credit facility and a $150 million Term A loan, both bearing interest at LIBOR (6.5% as of December 31, 2000) plus a margin ranging from 0.875% to 2.75% based on our leverage, and a $200 million Term B loan bearing interest at LIBOR plus 3.25%. The revolving credit facility expires December 31, 2007. If not used, the Term A loan commitment expires on July 31, 2001. Upon expiration of the Term A loan commitment, we will have a $150 million incremental loan facility under substantially the same terms, expiring on December 31, 2007. The Term B loan expires on December 31, 2008. The revolving credit facility contains scheduled quarterly reductions in the amount that is available ranging from $6.3 million to $18.8 million, commencing September 30, 2002. The Term A loan contains scheduled quarterly reductions in the amount that is available ranging from $1.9 million to $11.3 million, commencing on September 30, 2001. The Term B loan contains scheduled quarterly reductions in the amount that is available ranging from $0.5 million to $42.5 million, commencing September 30, 2001. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum and levied upon the unused portion of the amount available. All of the outstanding balance as of December 31, 2000 was under the Term B loan.

   The credit facility contains a mandatory prepayment clause in the event that we should liquidate any assets if the proceeds are not utilized to acquire assets of the same type within one year, receive insurance or condemnation proceeds which are not fully utilized toward the replacement of such assets, or have excess cash flows.

   The credit facility contains certain financial covenants relating to maximum total debt ratio, total interest coverage ratio and a fixed charge coverage ratio. The covenants become increasingly restrictive in the later years of the facility. The credit facility also contains restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and the sale of assets over a certain limit. Additionally, we are required to enter into interest rate agreements if our leverage exceeds certain limits as defined in the agreement.

   The facility requires us to maintain our FCC licenses for our broadcast properties and contains other operating covenants, including restrictions on our ability to incur additional indebtedness and pay dividends.

   Acquisitions having an aggregate maximum consideration during the term of the credit agreement of greater than $25 million but less than or equal to $75 million are conditioned on delivery to the agent bank a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised projections for those acquisitions. For acquisitions having an aggregate maximum consideration during the term of the credit agreement in excess of $75 million, majority lender consent of the bank group is required. We can draw on our revolving credit facility without prior approval for working capital needs and acquisitions below $25 million.

   Net cash flow from operating activities increased to approximately $10.6 million for the year ended December 31, 2000, from approximately $6.1 million for the year ended December 31, 1999. Net cash flow from operating activities decreased to approximately $6.1 million for 1999, from approximately $7.7 million for 1998.

   Net cash flow used in investing activities increased to approximately $1 billion for the year ended December 31, 2000, from approximately $59.1 million for the year ended December 31, 1999. During the year ended December 31, 2000 we acquired media properties for a total of approximately $990 million, including LCG for approximately $256 million, Z-Spanish Media for approximately $462 million and certain assets from Infinity Broadcasting Corporation for approximately $168 million, made capital expenditures of approximately $22.8 million, and disposed of media properties and other assets of approximately $11 million. During the year ended December 31, 1999, we acquired broadcast properties of approximately $46 million and made capital expenditures of approximately $12.8 million. Net cash flow used in investing activities increased to approximately $59.1 million for 1999, compared to approximately $25.6 million for 1998. During 1998, we acquired broadcast properties for a total of approximately $23 million and made purchases of capital equipment totaling approximately $3.1 million.

   Net cash flow from financing activities increased to approximately $1.1 billion for the year ended December 31, 2000, from approximately $51.6 million for the year ended December 31, 1999. In order to finance our acquisitions during the year ended December 31, 2000 we issued 52,900,000 shares of our Class A common stock in our IPO for approximately $814 million, we increased our subordinated debt to Univision by $110 million to $120 million which was subsequently exchanged into 21,983,392 shares of our Class C common stock as a result of our reorganization, we issued a $90 million convertible subordinated note, which was subsequently converted into 5,865,102 shares of our Series A mandatorily redeemable convertible preferred stock in our reorganization, we entered into a new $600 million credit facility of which $200 million is currently outstanding, we issued a note in the amount of $37.5 million to acquire television station WUNI and we paid approximately $12.9 million in deferred debt costs in connection with our credit facility. During 1999, we drew on our bank credit facility to acquire television stations from LCG and a television station in Venice (Sarasota), Florida. In 1998, we completed acquisitions totaling $15.3 million, which were financed with borrowings under our revolving credit facility. These acquisitions included KORO-TV and KVYE-TV.

   During 2001, we anticipate our capital expenditures will be approximately $18 million, including the building of two studio facilities, upgrading approximately seven stations to digital, as well as upgrades and maintenance on broadcasting equipment and facility improvements to radio stations in some of our markets. We anticipate paying for these capital expenditures out of net cash flow from operating activities. The amount of these capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions.

   We currently anticipate that funds generated from operations and available borrowings under our credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

   We continuously review, and are currently reviewing, opportunities to acquire additional television and radio stations as well as billboards and other opportunities targeting the U.S. Hispanic market. We expect to finance any future acquisitions through funds generated from operations and borrowings under our credit facility and through additional debt and equity financing. Any additional financing, if needed, might not be available to us on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and our acquisition strategy. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights preferences or privileges senior to our Class A common stock.

   On March 19, 2001, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $35 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance stock repurchases, if and when made, with our available cash on hand and cash provided by operations.

New Pronouncements

   In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in all fiscal quarters of all fiscal years beginning after June 15, 2000.

SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. We will adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of our minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on our earnings or financial position.

   In December 1999, the SEC issued SAB No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. This accounting bulletin, as amended in March 2000, is effective beginning in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on our or our acquired companies' financial statements.

   In March 2000, FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Interpretation No. 44 did not have a material effect on our financial position or results of operations, other than the stock options issued in connection with our acquisition of Z-Spanish Media.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

   Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. We periodically enter into derivative financial instrument transactions such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes. Our credit facilities require us to maintain an interest rate protection agreement, if we exceed certain leverage ratios, as defined in the agreement.

Interest Rates

   Our bank term loan bears interest at a variable rate of LIBOR (6.5% as of December 31, 2000) plus 3.25%. As of December 31, 2000, we had $200 million of variable rate bank debt. As of December 31, 2000, we were not required to hedge any of our outstanding variable rate debt by using an interest rate cap. Based on our overall interest rate exposure on our LIBOR loans as of December 31, 2000, a change of 10% in interest rates would have an impact of approximately $2 million on a pre-tax earnings and pre-tax cash flows over a one year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See pages F-1 through F-29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to our directors is set forth in "Proposal 1--Election of Directors" under the captions "Information Regarding Class A/B Directors," "Information Regarding Class C Directors" and "Board Meetings and Committees" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be held on May 10, 2001. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of Class A common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Information relating to the compensation of our executive officers and directors is set forth in "Proposal 1--Election of Directors" under the caption "Director Compensation" and under the caption "Summary of Cash and Certain Other Compensation" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding ownership of our Class A common stock by certain persons is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" and under the caption "Summary of Cash and Certain Other Compensation" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding relationships or transactions between our affiliates and us is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this Report:

   1. Financial Statements

   The consolidated financial statements contained herein are as listed on the "Index to Consolidated Financial Statements" on page F-1 of this report.

   2. Financial Statement Schedules

   Not applicable.

   3. Exhibits

   The following exhibits are attached hereto and incorporated herein by reference.

 Exhibit
  Number                           Exhibit Description
 -------                           -------------------
  3.1(1)  First Restated Certificate of Incorporation

  3.2*    Certificate of Designations, Preferences and Rights of Series A
          Convertible Preferred Stock

  3.3(1)  First Amended and Restated Bylaws

 10.1(2)  2000 Omnibus Equity Incentive Plan

 10.2(2)  Form of Voting Agreement by and among Walter F. Ulloa, Philip C.
          Wilkinson, Paul A. Zevnik and the registrant

 10.3(1) Employment Agreement dated August 1, 2000 by and between the registrant and Walter F. Ulloa

 10.4(1) Employment Agreement dated August 1, 2000 by and between the registrant and Philip C. Wilkinson

 10.5* Executive Employment Agreement dated December 1, 2000 by and between the registrant and Jeffery A. Liberman

 10.6* First Amendment to Executive Employment Agreement dated March 9, 2001 by and between the registrant and Jeffery A. Liberman

 10.7(3) Credit Agreement dated as of September 26, 2000 by and among the registrant, as Borrower, the several banks and other lenders from time to time parties of the Agreement, as Lenders, Union Bank of California, N.A, as Arranging Agent for the Lenders, Union Bank of
          California, N.A., as Co-Lead Arranger and Joint Book Manager, Credit
          Suisse First Boston, as Co-Lead Arranger, Administrative Agent and
          Joint Book Manager, The Bank of Nova Scotia, as Syndication Agent, and Fleet National Bank, as Documentation Agent

 10.8(1) Form of Indemnification Agreement for officers and directors of the registrant

 10.9(2) Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

 10.10(2) Office Lease dated August 19, 1999 by and between Water Garden
          Company L.L.C. and Entravision Communications Company, L.L.C.

 10.11*   First Amendment to Lease and Agreement Re: Sixth Floor Additional
          Space dated as of March 15, 2001 by and between Water Garden Company
          L.L.C., Entravision Communications Company, L.L.C. and the registrant

 21.1*    Subsidiaries of the registrant

 23.1*    Consent of Independent Accountants

 24.1*    Power of Attorney (included after signatures hereto)

--------
*  Filed herewith

(1) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.

(2) Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000, and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.

(3) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 14, 2000.

   (b) Reports on Form 8-K:

   We filed a report on Form 8-K (Item 2) on October 17, 2000, in which we reported the purchase of certain outdoor advertising assets from Infinity.

   We filed a report on Form 8-K (Item 5) on November 15, 2000, in which we reported the election of two new directors.

   (c) Exhibits

   The following exhibits are attached hereto and incorporated herein by reference.

 Exhibit
  Number                           Exhibit Description
 -------                           -------------------
  3.1(1)  First Restated Certificate of Incorporation

  3.2*    Certificate of Designations, Preferences and Rights of Series A
          Convertible Preferred Stock

  3.3(1)  First Amended and Restated Bylaws

 10.1(2)  2000 Omnibus Equity Incentive Plan

 10.2(2)  Form of Voting Agreement by and among Walter F. Ulloa, Philip C.
          Wilkinson, Paul A. Zevnik and the registrant

 10.3(1) Employment Agreement dated August 1, 2000 by and between the registrant and Walter F. Ulloa

 10.4(1) Employment Agreement dated August 1, 2000 by and between the registrant and Philip C. Wilkinson

 10.5* Executive Employment Agreement dated December 1, 2000 by and between the registrant and Jeffery A. Liberman

 10.6* First Amendment to Executive Employment Agreement dated March 9, 2001 by and between the registrant and Jeffery A. Liberman

 10.7(3) Credit Agreement dated as of September 26, 2000 by and among the registrant, as Borrower, the several banks and other lenders from time to time parties of the Agreement, as Lenders, Union Bank of California, N.A, as Arranging Agent for the Lenders, Union Bank of
          California, N.A., as Co-Lead Arranger and Joint Book Manager, Credit
          Suisse First Boston, as Co-Lead Arranger, Administrative Agent and
          Joint Book Manager, The Bank of Nova Scotia, as Syndication Agent, and Fleet National Bank, as Documentation Agent

 10.8(1) Form of Indemnification Agreement for officers and directors of the registrant

 10.9(2) Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

 10.10(2) Office Lease dated August 19, 1999 by and between Water Garden
          Company L.L.C. and Entravision Communications Company, L.L.C.


 Exhibit
 Number                           Exhibit Description
 -------                          -------------------
 10.11*  First Amendment to Lease and Agreement Re: Sixth Floor Additional
         Space dated as of March 15, 2001 by and between Water Garden Company
         L.L.C., Entravision Communications Company, L.L.C. and the registrant

 21.1*   Subsidiaries of the registrant

 23.1*   Consent of Independent Accountants

 24.1*   Power of Attorney (included after signatures hereto)

--------
*  Filed herewith

(1) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.

(2) Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.

(3) Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 14, 2000.

   (d) Financial Statement Schedules

   Not applicable.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Entravision Communications
                                           Corporation

                                          By:       /s/ Walter F. Ulloa
                                            ___________________________________
                                                     Walter F. Ulloa,
                                               Chairman and Chief Executive
                                                          Officer

Date: March 28, 2001

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Walter F. Ulloa and Jeanette Tully, and each of them, as his or her true and lawful attorneys-in-fact and agents, will full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

        /s/ Walter F. Ulloa          Chairman and Chief Executive    March 28, 2001
____________________________________  Officer (principal
          Walter F. Ulloa             executive officer)

      /s/ Philip C. Wilkinson        President, Chief Operating      March 28, 2001
____________________________________  Officer and Director
        Philip C. Wilkinson           (principal executive
                                      officer)

         /s/ Jeanette Tully          Executive Vice President,       March 28, 2001
____________________________________  Treasurer and Chief
           Jeanette Tully             Financial Officer
                                      (principal financial
                                      officer and principal
                                      accounting officer)

                                     Secretary and Director          March   , 2001
____________________________________
           Paul A. Zevnik

             Signature                           Title                    Date
             ---------                           -----                    ----

       /s/ Darryl B. Thompson        Director                        March 28, 2001
____________________________________
         Darryl B. Thompson

        /s/ Amador S. Bustos         Director                        March 28, 2001
____________________________________
          Amador S. Bustos

        /s/ Andrew W. Hobson         Director                        March 28, 2001
____________________________________
          Andrew W. Hobson

      /s/ Michael D. Wortsman        Director                        March 28, 2001
____________________________________
        Michael D. Wortsman

        /s/ Michael S. Rosen         Director                        March 28, 2001
____________________________________
          Michael S. Rosen

____________________________________ Director                        March   , 2001
         Esteban E. Torres

                     ENTRAVISION COMMUNICATIONS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditor's Report............................................. F-2
Consolidated Balance Sheets.............................................. F-3
Consolidated Statements of Operations.................................... F-4
Consolidated Statements of Mandatorily Redeemable Preferred Stock and
 Equity.................................................................. F-5
Consolidated Statements of Cash Flows.................................... F-7
Notes to Consolidated Financial Statements............................... F-8

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Entravision Communications Corporation
Santa Monica, California

   We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

                                          /s/ McGladrey & Pullen, LLP

Pasadena, California
February 5, 2001

                     ENTRAVISION COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share data)

                                                             December 31,
                                                          --------------------
                                                             2000       1999
                                                          ----------  --------
                         ASSETS
Current assets
 Cash and cash equivalents..............................  $   69,224  $  2,357
 Receivables:
 Trade, net of allowance for doubtful accounts of 2000
  $5,966; 1999 $979.....................................      38,274    12,392
 Related parties........................................         273       273
 Prepaid expenses and taxes.............................       3,038       355
 Deferred taxes.........................................      11,244       --
                                                          ----------  --------
  Total current assets..................................     122,053    15,377
Property and equipment, net.............................     169,289    27,230
Intangible assets, net..................................   1,257,348   152,387
Other assets, including amounts due from related parties
 of 2000 $562 and deposits on acquisitions of 2000
 $2,689; 1999 $8,742....................................      11,803    10,023
                                                          ----------  --------
                                                          $1,560,493  $205,017
                                                          ==========  ========
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                         EQUITY
Current liabilities
 Current maturities of notes and advances payable,
  related parties.......................................  $      201  $    231
 Current maturities of long-term debt...................       2,452     1,389
 Accounts payable and accrued expenses (including
  related parties of 2000 $711; 1999 $527 which includes
  amounts due to Univision-2000 $362; 1999 $247)........      30,274     7,479
                                                          ----------  --------
  Total current liabilities.............................      32,927     9,099
                                                          ----------  --------
Long-term debt
 Subordinated note payable to Univision.................         --     10,000
 Notes payable, less current maturities.................     252,495   155,917
                                                          ----------  --------
                                                             252,495   165,917
Other long-term liabilities.............................       6,672       --
Deferred taxes..........................................     132,419     1,990
                                                          ----------  --------
  Total liabilities.....................................     424,513   177,006
                                                          ----------  --------
Series A mandatorily redeemable convertible preferred
 stock, $0.0001 par value, 11,000,000 shares authorized,
 shares issued and outstanding 2000 5,865,102
 (liquidation value at December 31, 2000: $51,394)......      80,603       --
                                                          ----------  --------

Commitments and Contingencies

Members' capital
 Entravision Communications Company, L.L.C..............         --     59,645
 Common stock of member corporations....................         --      1,256
 Additional paid-in capital of member corporations......         --     16,329
 Accumulated deficit....................................         --    (48,635)

Stockholders' equity
 Preferred stock, $0.0001 par value, 39,000,000 shares
  authorized, none issued and outstanding...............         --        --
 Class A common stock, $0.0001 par value, 260,000,000
  shares authorized; shares issued and outstanding 2000
  65,626,063............................................           7       --
 Class B common stock, $0.0001 par value, 40,000,000
  shares authorized; shares issued and outstanding 2000
  27,678,533............................................           3       --
 Class C common stock, $0.0001 par value, 25,000,000
  shares authorized; shares issued and outstanding 2000
  21,983,392............................................           2       --
 Additional paid-in capital.............................   1,092,865       --
 Deferred compensation..................................      (5,745)      --
 Accumulated deficit....................................     (31,147)      --
                                                          ----------  --------
                                                           1,055,985    28,595
 Less L.L.C. membership and stock subscription notes
  receivable............................................        (608)     (584)
                                                          ----------  --------
                                                           1,055,377    28,011
                                                          ----------  --------
                                                          $1,560,493  $205,017
                                                          ==========  ========

                 See Notes to Consolidated Financial Statements

                     ENTRAVISION COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

  (In thousands, except share, per share and per L.L.C. membership unit data)

                                               Years Ended December 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
Gross revenue (including network
 compensation from Univision of $4,338,
 $2,748 and $4,922).....................  $   170,810  $    66,204  $    49,872
Less agency commissions.................       16,789        7,205        5,052
                                          -----------  -----------  -----------
  Net revenue...........................      154,021       58,999       44,820
                                          -----------  -----------  -----------
Direct operating expenses (including
 Univision national representation fees
 of $4,145, $3,149 and $2,379)..........       58,987       24,441       15,794
Selling, general and administrative
 expenses (excluding non-cash stock-
 based compensation of $5,822, $29,143
 and $500)..............................       38,600       11,611        8,877
Corporate expenses (including related
 parties of $527, $522 and $453)........       12,741        5,809        3,963
Non-cash stock-based compensation.......        5,822       29,143          500
Depreciation and amortization...........       69,238       15,982       10,934
                                          -----------  -----------  -----------
                                              185,388       86,986       40,068
                                          -----------  -----------  -----------
  Operating income (loss)...............      (31,367)     (27,987)       4,752
Interest expense (including amounts to
 Univision of $3,645, $701 and $701)....      (29,834)      (9,690)      (8,386)
Non-cash interest expense relating to
 related-party beneficial conversion
 options................................      (39,677)      (2,500)         --
Interest income.........................        5,918           99          142
                                          -----------  -----------  -----------
  Loss before income taxes..............      (94,960)     (40,078)      (3,492)
Income tax (expense) benefit............       13,448          121         (210)
Effect of change in tax status..........      (10,514)         --           --
                                          -----------  -----------  -----------
Net loss before equity in earnings of
 nonconsolidated affiliates.............      (92,026)     (39,957)      (3,702)
Equity in loss of nonconsolidated
 affiliates.............................         (214)         --           --
                                          -----------  -----------  -----------
  Net loss..............................      (92,240) $   (39,957) $    (3,702)
                                                       ===========  ===========
Accretion of preferred stock redemption
 value..................................        2,449
                                          -----------
Net loss applicable to common stock.....  $   (94,689)
                                          ===========
Loss per share: basic and diluted.......  $     (0.27)
                                          ===========
Loss per L.L.C. membership unit.........  $    (31.04) $    (19.12) $     (0.07)
                                          ===========  ===========  ===========
Pro forma provision for income tax
 benefit................................        5,904        2,499          322
                                          -----------  -----------  -----------
Pro forma net loss......................  $   (86,336) $   (37,579) $    (3,170)
                                          ===========  ===========  ===========
Pro forma per share data:
  Net loss per share:
   Basic and diluted....................  $     (1.34) $     (1.16) $     (0.10)
                                          ===========  ===========  ===========
Pro forma weighted average common shares
 outstanding:
  Basic and diluted.....................   66,451,637   32,402,378   32,894,802
                                          ===========  ===========  ===========

                 See Notes to Consolidated Financial Statements

                     ENTRAVISION COMMUNICATIONS CORPORATION

  CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK AND EQUITY Years ended December 31, 1998 and 1999 and for the period from January 1, 2000 through August 2, 2000

          (In thousands, except share and L.L.C. membership unit data)

                                                       Additional
                           Entravision                  Paid-in                                Notes
                          Communications Common Stock  Capital of                           Receivable
                             Company,     of Member      Member      Deferred   Accumulated Stockholder
                              L.L.C.     Corporations Corporations Compensation   Deficit   and Members  Total
                          -------------- ------------ ------------ ------------ ----------- ----------- --------
Balance, December 31,
 1997...................     $ 13,543      $ 1,255      $ 16,329     $   --      $  1,470      $(540)   $ 32,057
Capitalization of 9,750
 shares of Telecorpus,
 Inc....................          --             1           --          --           --         --            1
Issuance of 147,411
 Class A membership
 units in exchange for
 assets contributed by
 member corporation.....          --           --            --          --           --         --          --
Conversion of 4,500
 Class A membership
 units into 4,500 Class
 E and F membership
 units..................          --           --            --          --           --         --          --
Interest earned on notes
 and subscriptions
 receivable from
 member.................           21          --            --          --           --         --           21
Increase in notes and
 subscriptions
 receivable from
 member.................          --           --            --          --           --         (21)        (21)
Repurchase of 1,600
 shares of Golden Hills
 Broadcasting
 Corporation common
 stock..................          --           --            --          --        (1,000)       --       (1,000)
Compensation expense
 attributable to
 employee equity
 awards.................          500          --            --          --           --         --          500
Net loss................          --           --            --          --        (3,702)       --       (3,702)
Distributions and
 dividends to members
 and stockholders.......          --           --            --          --        (2,985)       --       (2,985)
                             --------      -------      --------     -------     --------      -----    --------
Balance, December 31,
 1998...................       14,064        1,256        16,329         --        (6,217)      (561)     24,871
Increase in conversion
 option on subordinated
 note agreement relating
 to acquisition of
 business...............       13,915          --            --          --           --         --       13,915
Estimated value of
 subordinated note
 conversion option......        2,500          --            --          --           --         --        2,500
Conversion of 813 Class
 A membership units into
 813 Class E and F
 membership units.......          --           --            --          --           --         --          --
Interest earned on notes
 and subscriptions
 receivable from
 member.................           23          --            --          --           --         --           23
Increase in notes and
 subscriptions
 receivable from
 member.................          --           --            --          --           --         (23)        (23)
Compensation expense
 attributable to
 employee equity
 awards.................       29,143          --            --          --           --         --       29,143
Repurchase of 250 shares
 of Telecorpus, Inc.
 common stock...........          --           --            --          --           (61)       --          (61)
Net loss................          --           --            --          --       (39,957)       --      (39,957)
Distributions and
 dividends to members
 and stockholders.......          --           --            --          --        (2,400)       --       (2,400)
                             --------      -------      --------     -------     --------      -----    --------
Balance, December 31,
 1999...................       59,645        1,256        16,329         --       (48,635)      (584)     28,011
Interest earned on notes
 and subscriptions
 receivable.............           14          --            --          --           --         (14)        --
Estimated value of
 Univision subordinated
 note conversion
 option.................          --           --         31,600         --           --         --       31,600
Estimated value of
 subordinated note
 conversion option .....          --           --         19,537         --           --         --       19,537
Restricted employee
 equity awards of 33,923
 Class D L.L.C. units...        6,920          --            --       (6,920)         --         --          --
Amortization of deferred
 compensation...........          --           --            --          392          --         --          392
Unrestricted employee
 equity awards of 16,050
 Class D L.L.C. units...        3,852          --            --          --           --         --        3,852
Net loss for the period
 through August 2,
 2000...................          --           --            --          --       (63,542)       --      (63,542)
Reclassification of
 accumulated deficit....      (44,711)         --        (67,466)        --       112,177        --          --
To give effect to
 reorganization.........      (25,720)      (1,256)          --        6,528          --         598     (19,850)
                             --------      -------      --------     -------     --------      -----    --------
Balance, August 2,
 2000...................     $    --       $   --       $    --      $   --      $    --       $ --     $    --
                             ========      =======      ========     =======     ========      =====    ========

                See Notes to Consolidated Financial Statements.

                    ENTRAVISION COMMUNICATIONS CORPORATION

 CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK AND EQUITY
         For the period from August 2, 2000 through December 31, 2000

         (In thousands, except share and L.L.C. membership unit data)

                      Mandatorily
                      Redeemable
                    Preferred Stock      Number of Common Shares           Common Stock       Additional
                   ----------------- -------------------------------- -----------------------  Paid-in     Deferred   Accumulated
                    Shares   Amount   Class A    Class B    Class C   Class A Class B Class C  Capital   Compensation   Deficit
                   --------- ------- ---------- ---------- ---------- ------- ------- ------- ---------- ------------ -----------
Balance, August
2, 2000..........        --  $   --         --         --         --   $ --    $ --    $ --   $      --    $   --      $    --
 Adjustments to
 give effect to
 reorganization..        --      --   5,538,175 27,678,533        --       1       3     --       26,972    (6,528)         --
 Interest earned
 on subscriptions
 receivable......        --      --         --         --         --     --      --      --           10       --           --
 Issuance of
 common stock in
 initial public
 offering,
 including
 exchange of
 Univision note
 payable for
 21,983,392 Class
 C common shares,
 and net of
 $52,217 issuance
 costs...........        --      --  52,900,000        --  21,983,392      5     --        2     933,967       --           --
 Issuance of
 common stock and
 exchange of
 stock options in
 connection with
 the acquisition
 of Z-Spanish
 Media...........        --      --   7,187,888        --         --       1     --      --      131,825      (817)         --
 Issuance of
 preferred stock
 upon conversion
 of subordinated
 note............  5,865,102  78,154        --         --         --     --      --      --          --        --           --
 Accretion of
 redemption value
 on preferred
 stock...........        --    2,449        --         --         --     --      --      --          --        --        (2,449)
 Amortization of
 deferred
 compensation....        --      --         --         --         --     --      --      --          --      1,600          --
 Stock options
 granted to non-
 employees.......        --      --         --         --         --     --      --      --           91       --           --
 Net loss for the
 period from
 August 2, 2000
 through December
 31, 2000........        --      --         --         --         --     --      --      --          --        --       (28,698)
                   --------- ------- ---------- ---------- ----------  -----   -----   -----  ----------   -------     --------
Balance, December
31, 2000.........  5,865,102 $80,603 65,626,063 27,678,533 21,983,392  $   7   $   3   $   2  $1,092,865   $(5,745)    $(31,147)
                   ========= ======= ========== ========== ==========  =====   =====   =====  ==========   =======     ========
                   Subscription
                      Notes
                    Receivable    Total
                   ------------ -----------
Balance, August
2, 2000..........     $ --      $      --
 Adjustments to
 give effect to
 reorganization..      (598)        19,850
 Interest earned
 on subscriptions
 receivable......       (10)           --
 Issuance of
 common stock in
 initial public
 offering,
 including
 exchange of
 Univision note
 payable for
 21,983,392 Class
 C common shares,
 and net of
 $52,217 issuance
 costs...........       --         933,974
 Issuance of
 common stock and
 exchange of
 stock options in
 connection with
 the acquisition
 of Z-Spanish
 Media...........       --         131,009
 Issuance of
 preferred stock
 upon conversion
 of subordinated
 note............       --             --
 Accretion of
 redemption value
 on preferred
 stock...........       --          (2,449)
 Amortization of
 deferred
 compensation....       --           1,600
 Stock options
 granted to non-
 employees.......       --              91
 Net loss for the
 period from
 August 2, 2000
 through December
 31, 2000........       --         (28,698)
                   ------------ -----------
Balance, December
31, 2000.........     $(608)    $1,055,377
                   ============ ===========

                See Notes to Consolidated Financial Statements.

                     ENTRAVISION COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                  Years Ended December 31,
                                                -------------------------------
                                                   2000        1999      1998
                                                -----------  --------  --------
Cash Flows from Operating Activities
 Net loss.....................................  $   (92,240) $(39,957) $ (3,702)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
 Depreciation and amortization................       69,238    15,723    10,934
 Deferred tax expense (benefit)...............       (4,126)      406       (83)
 Amortization of debt issue costs.............        2,779       258     1,295
 Intrinsic value of subordinated note
  conversion option...........................       39,677     2,500       --
 Net loss in equity method investee...........          214       --        --
 Non-cash stock-based compensation............        5,899    29,143       500
 (Gain) loss on disposal of media properties
  and other assets............................          (43)      100        15
 Changes in assets and liabilities, net of
  effect of business combinations:
  (Increase) in accounts receivable...........      (10,813)   (3,249)   (2,446)
  (Increase) in prepaid expenses and other
   assets.....................................         (229)      (87)     (119)
  Increase in accounts payable, accrued
   expenses and other.........................          252     1,291     1,264
                                                -----------  --------  --------
   Net cash provided by operating activities..       10,608     6,128     7,658
                                                -----------  --------  --------
Cash Flows from Investing Activities
 Purchases of property and equipment..........      (22,848)  (12,825)   (3,094)
 Proceeds from disposal of media properties
  and other assets............................       11,043       116        19
 Cash deposits and purchase price on
  acquisitions................................     (990,495)  (46,354)  (22,511)
                                                -----------  --------  --------
   Net cash (used in) investing activities....   (1,002,300)  (59,063)  (25,586)
                                                -----------  --------  --------
Cash Flows from Financing Activities
 Proceeds from issuance of common stock.......      813,974       --        --
 Principal payments on notes payable..........     (334,925)     (352)     (288)
 Proceeds from borrowings on notes payable....      592,367    54,913    24,407
 Dividends paid to members for income taxes...          --     (2,400)   (2,985)
 Purchase and retirement of common stock......          --       (530)     (500)
 Payments of deferred debt costs..............      (12,857)      --     (1,295)
                                                -----------  --------  --------
   Net cash provided by financing activities..    1,058,559    51,631    19,339
                                                -----------  --------  --------
   Net increase (decrease) in cash and cash
    equivalents...............................       66,867    (1,304)    1,411
Cash and Cash Equivalents
 Beginning....................................        2,357     3,661     2,250
                                                -----------  --------  --------
 Ending.......................................  $    69,224  $  2,357  $  3,661
                                                ===========  ========  ========
Supplemental Disclosures of Cash Flow
 Information
 Cash payments for:
 Interest.....................................  $    23,266  $ 10,542  $  6,744
                                                ===========  ========  ========
 Income taxes.................................  $       895  $     96  $     51
                                                ===========  ========  ========
Supplemental Disclosures of Non-Cash Investing
 and Financing Activities
 Conversion of notes payable into preferred
  stock and Class C common shares.............  $   198,539  $    --   $    --
                                                ===========  ========  ========
 Property and equipment acquired under capital
  lease obligations and included in accounts
  payable.....................................  $       827  $    --   $    --
                                                ===========  ========  ========
 Issuance of note payable in connection with
  redemption of common stock of member
  corporations................................  $       --   $     30  $    500
                                                ===========  ========  ========
 Assets Acquired and Debt Issued in Business
  Combinations
 Current and other assets.....................  $    25,771  $     86  $     99
 Property and equipment.......................      128,342     4,477     1,343
 Intangible assets............................    1,164,047    67,533    16,733
 Current and other liabilities................      (25,811)      --       (164)
 Deferred taxes...............................     (123,311)   (2,112)      --
 Notes payable................................      (40,004)  (12,000)     (350)
 Increase in subordinated note conversion
  option......................................          --    (13,915)      --
 Estimated fair value allocated to purchase
  option agreement............................       (3,500)      --        --
 Issuance of common stock and exchange of
  stock options...............................     (131,009)      --        --
 Less cash deposits from prior year...........       (8,500)   (5,533)     (500)
                                                -----------  --------  --------
   Net cash paid..............................  $   986,025  $ 38,536  $ 17,161
                                                ===========  ========  ========

                 See Notes to Consolidated Financial Statements

                    ENTRAVISION COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, REORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

 Nature of business

   Entravision Communications Corporation (together with its subsidiaries, hereinafter, individually and collectively, "ECC" or the "Company") is a diversified Spanish-language media company utilizing a combination of television, radio, outdoor and publishing operations to reach Hispanic consumers in the United States. The Company operates 34 television stations in 24 markets located primarily in the Southwestern United States, consisting primarily of Univision Communications Inc. ("Univision") affiliated stations. Radio operations consist of a Spanish-language radio network, which provides programming to the Company's 56 operational radio stations, 39 FM and 17 AM, in 25 markets located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. Additionally the Company's radio network provides programming to 39 radio station affiliates in 38 markets. Publishing operations consist of a newspaper publication in New York. The Company's outdoor operations consist of approximately 11,200 billboards located in Los Angeles and New York.

   Pursuant to Univision network affiliation agreements, Univision acts as the Company's exclusive sales representative for the sale of all national advertising aired on Univision television stations. Proceeds of national sales are remitted to the Company by Univision, net of an agency commission and a network representative fee. The affiliation agreements expire December 2021.

 Reorganization

   The financial statements presented for the years ended December 31, 1998 and 1999, and for the period from January 1, 2000 through August 2, 2000 are those of Entravision Communications Company, L.L.C. ("ECC LLC") and its combined affiliates: Cabrillo Broadcasting Corporation, Golden Hills Broadcasting Corporation, Las Tres Palmas Corporation, Tierra Alta Broadcasting, Inc., KSMS, Inc., Valley Channel 48, Inc., and Telecorpus, Inc. (collectively, the "Affiliates") prior to the exchange transaction (the "Exchange Transaction") described below. Under the terms of the ECC LLC operating agreement, ECC LLC was authorized to issue Class A, B, C, D, E and F membership units. Through a series of prior planned transactions, each of the Affiliates had transferred all of their operations and all their operating assets and liabilities except for acquisition debt to ECC LLC in exchange for membership interests in ECC LLC.

   Effective August 2, 2000, an Exchange Transaction was consummated whereby the direct and indirect membership interests in ECC LLC were exchanged for Class A or Class B common stock of ECC. The Class B common stock was issued to Walter F. Ulloa, Philip C. Wilkinson and Paul A. Zevnik (and certain trusts and related entities of such individuals) in exchange for their direct and indirect membership interests in ECC LLC. The remaining individual members and stockholders (other than Messrs. Ulloa, Wilkinson and Zevnik) of the Affiliates exchanged their LLC membership units and common shares of the respective corporations for Class A common stock of ECC. Accordingly the Affiliates became wholly owned subsidiaries of ECC and ECC LLC became a wholly owned subsidiary of the Affiliates. The number of shares of common stock of ECC issued to the members of ECC LLC and the stockholders of the Affiliates was determined in such a manner that the ownership interests in ECC equaled the direct and indirect ownership interests in ECC LLC immediately prior to the exchange. Prior to the Exchange Transaction, ECC LLC and its Affiliates were considered to be under common control and, as such, the Exchange Transaction was accounted for in a manner similar to a pooling of interests.

   ECC LLC membership units were exchanged into Class A or Class B shares of common stock of the Company at an exchange ratio of 17 shares of common stock per membership unit. As a result, for all periods prior to the Exchange Transaction, ECC LLC membership units have been reflected as shares of ECC common stock in these notes to financial statements.

                    ENTRAVISION COMMUNICATIONS CORPORATION

   Additionally, effective with the Exchange Transaction, Univision exchanged its $120 million subordinated note (see Note 5) into 21,983,392 shares of ECC Class C common stock.

 Initial Public Offering

   On August 2, 2000, the Company completed an underwritten initial public offering (the "IPO") of 46,435,458 shares of its Class A common stock at a price of $16.50 per share. The Company also sold 6,464,542 shares of its Class A common stock directly to Univision at a price of $15.47 per share. The net proceeds to the Company, after deducting underwriting discounts and commissions, and offering expenses, were approximately $814 million.

 Significant accounting policies

 Basis of consolidation

   The accompanying consolidated financial statements include the accounts of ECC and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Investment in nonconsolidated affiliates

   The Company accounts for its investment in its less than majority-owned investees using the equity method under which the Company's share of the net income (loss) is recognized in the Company's statement of operations. Condensed financial information is not provided as these operations are not considered to be significant.

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   The Company's operations are affected by numerous factors including changes in audience acceptance (i.e., ratings), priorities of advertisers, new laws and governmental regulations and policies and technological advances. The Company cannot predict if any of these factors might have a significant impact on the television, radio, publishing and outdoor advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company's operations. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the carrying value of long-lived and intangible assets and the fair value of the Company's common stock used to determine interest and compensation expense.

 Cash and cash equivalents

   For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

 Interest rate cap agreements

   Interest rate cap agreements are principally used by the Company in the management of interest rate exposure. The differential to be paid or received is accrued as interest rates change and is recorded in the statement of operations.

                    ENTRAVISION COMMUNICATIONS CORPORATION

 Property and equipment

   Property and equipment are recorded at cost. Depreciation and amortization are provided using accelerated and straight-line methods over the following estimated useful lives:

                                                                     Years
                                                               -----------------
   Buildings and land improvements............................        39
   Outdoor advertising displays...............................        15
   Transmission, studio and broadcast equipment...............       5-15
   Office and computer equipment..............................        5-7
   Transportation equipment...................................         5
   Leasehold improvements.....................................   Lesser of the
                                                               life of the lease
                                                                  or economic
                                                               life of the asset

 Intangible assets

   Intangible assets consisting of the following items are amortized on a straight-line method over the following estimated useful lives:

                                                                           Years
                                                                           -----
   FCC licenses...........................................................  15
   Network affiliation agreements.........................................  15
   Goodwill...............................................................  15
   Time brokerage agreements..............................................  15
   Customer base..........................................................  15
   Other.................................................................. 1-15

   Deferred debt costs related to the Company's credit facility are amortized using a method which approximates the effective interest method over the life of the related indebtedness. Favorable leasehold interests are amortized over the term of the underlying lease. Presold advertising contracts are amortized over the term of the underlying contracts.

 Impairment of long-lived assets

   The Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets and identified goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company may be required to recognize an impairment loss at that date. An impairment loss would be the amount, if any, by which the carrying value exceeds the fair value of the long-lived assets and identified goodwill.

   Goodwill not identified with impaired assets is evaluated to determine whether events or circumstances warrant a write-down or revised estimates of useful lives. The Company determines impairment by comparing the carrying value of goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company may be required to recognize an impairment loss at that date.

                    ENTRAVISION COMMUNICATIONS CORPORATION

Impairment losses are measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the goodwill.

   To date, management has determined that no impairment of long-lived assets and goodwill exists.

 Concentrations of credit risk

   The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

   The Company routinely assesses the financial strength of its customers and, as a consequence, believes that their trade receivable credit risk exposure is limited. A valuation allowance is provided for known and anticipated credit losses. Credit losses for bad debts are provided for in the financial statements through a charge to the allowance, and aggregated $2.2 million, $0.8 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. During the years ended December 31, 2000, 1999 and 1998 the Company's allowance for doubtful accounts was increased through business acquisitions in the amounts of $6.3 million, $0 and $0.1 million respectively. The net charge off of bad debts aggregated $3.5 million, $0.6 million and $0.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

 Disclosures about fair value of financial instruments

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

 Cash and cash equivalents

   The carrying amount approximates fair value because of the short maturity of those instruments.

 Long-term debt

   The carrying amount approximates the fair value of the Company's long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

 Mandatorily redeemable convertible preferred stock

   Mandatorily redeemable convertible preferred stock is stated at redemption value less the unamortized discount. The discount is accreted into the carrying value of the mandatorily redeemable preferred stock through the date at which the preferred stock is redeemable at the option of the holder with a charge to accumulated deficit using the effective-interest method.

 Income taxes

   Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                    ENTRAVISION COMMUNICATIONS CORPORATION

 Advertising costs

   Advertising costs are expensed as incurred. Advertising expense totaled approximately $2.5 million, $0.9 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

 Revenue recognition

   Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Network compensation is recognized ratably over the period of the agreement. Publishing revenue is recognized as services are provided. Outdoor advertising revenue is recognized over the life of advertising contracts.

 Local marketing and time brokerage agreements

   The Company operates certain stations under local marketing agreements and time brokerage agreements whereby the Company sells and retains all advertising revenue. The broadcast station licensee retains responsibility for ultimate control of the station in accordance with all FCC rules and regulations. The Company pays a fixed fee to the station owner, as well as all expenses of the station, and performs other functions. The financial results of the local marketing and time brokerage agreements operated stations are included in the Company's statement of operations from the date of commencement of the respective agreement.

 Trade transactions

   The Company exchanges broadcast time for certain merchandise and services. Trade revenue and the related receivables are recorded when spots air at the fair value of the goods or services received or time aired, whichever is more readily determinable. Trade expense and the related liability are recorded when the goods or services are used or received. Trade revenue and costs were approximately $6.5 million, $1.3 million and $0.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

 Stock-based compensation

   The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value of the common stock to be received at the measurement date. Nonemployee stock-based transactions are accounted for under the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

 Earnings per share

   The following table sets forth the calculation of the Company's loss per share:

                                                    For the period from
                                                      August 2, 2000
                                                 through December 31, 2000
                                             ---------------------------------
                                             (In thousands, except share data)
   Net loss.................................            $    28,698
   Accretion to preferred stock redemption
    value...................................                  2,449
                                                        -----------
   Net loss attributable to common stock....            $    31,147
                                                        ===========
   Shares...................................            115,287,988
                                                        ===========

                    ENTRAVISION COMMUNICATIONS CORPORATION

   Basic earnings per share is computed as net income (loss) less accretion of the discount on Series A mandatorily redeemable preferred stock divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from shares issuable through stock options and convertible securities.

   For the period from August 2, 2000 through December 31, 2000, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on earnings per share. As of December 31, 2000, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive is as follows: 5,511,123 stock options, 549,293 unvested stock grants subject to repurchase and 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock.

 Earnings per membership unit

   Basic earnings per unit is computed as net income (loss) divided by the number of membership units outstanding as of the last day of each period. Diluted earnings per unit reflects the potential dilution that could occur from membership units through options and convertible securities.

   For the years ended December 31, 1998 and 1999 and for the period from January 1, 2000 through August 2, 2000, the date of the Exchange Transaction, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on earnings per membership unit.

   The following table sets forth the calculation of loss per membership unit:

                                     For the period
                                     from January 1, Years Ended December 31,
                                      2000 through   -------------------------
                                     August 2, 2000      1999         1998
                                     --------------- ------------ ------------
   Net loss.........................    $  63,542    $     39,957 $      3,702
   Less loss of member
    corporations....................        2,886           3,547        3,566
                                        ---------    ------------ ------------
   Net loss applicable to L.L.C.
    members.........................    $  60,656    $     36,410 $        136
                                        =========    ============ ============
   L.L.C. membership units
    outstanding.....................    1,953,924       1,903,951    1,907,731
                                        =========    ============ ============

 Pro forma income tax adjustments and pro forma earnings per share

   The pro forma income tax information is included in these financial statements for all periods prior to the Exchange Transaction to show what the significant effects might have been on the historical statements of operations had the Company and its Affiliates not been treated as flow-through entities not subject to income taxes. The pro forma information reflects a benefit for income taxes at the assumed effective rate for the years ended December 31, 2000, 1999 and 1998.

   The weighted average number of shares of common stock outstanding during the years ended December 31, 2000, 1999 and 1998, used to compute pro forma basic and diluted net loss per share is based on the conversion ratio used to exchange ECC LLC membership units and member corporation shares for shares of ECC's common stock in the Exchange Transaction.

 Comprehensive income

   For the years ended December 31, 2000, 1999 and 1998, the Company had no components of comprehensive income and, therefore, net income is equal to comprehensive income.

                    ENTRAVISION COMMUNICATIONS CORPORATION

 New pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"), which is required to be adopted in all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted the Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not entered into any derivative contracts or hedging activities.

   In December 1999, the Securities and Exchange Commission (the "SEC") issued SAB No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. This accounting bulletin, as amended in March 2000, is effective beginning in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

   In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Interpretation No. 44 did not have a material effect on the financial position or the results of operations of the Company, other than the stock options issued in connection with the Company's acquisition of Z-Spanish Media (as defined below).

2. BUSINESS ACQUISITION AND DISPOSITIONS

 Acquisitions

   During the years ended December 31, 2000, 1999 and 1998, the Company made the following acquisitions, some of which were asset acquisitions and did not constitute a business. All business acquisitions have been accounted for as purchase business combinations with the operations of the businesses included subsequent to their acquisition dates. The allocation of the respective purchase prices is generally based upon management's estimates of the discounted future cash flows to be generated from the media properties for intangible assets, and replacement cost for tangible assets, and as it relates to certain 2000 acquisitions, reflects management's preliminary allocation of purchase price.

 Latin Communications Group Inc.

   In April 2000, the Company acquired all of the outstanding capital stock of Latin Communications Group Inc. ("LCG") for approximately $256 million, plus the assumption of certain liabilities. LCG operated 17 radio stations located in California, Colorado, New Mexico and Washington D.C. and also owned and operated two Spanish-language publications. In connection with this acquisition, the Company issued a $90 million convertible subordinated note. The subordinated note contained two conversion rights, a voluntary option to the holder at any time after December 31, 2000 and the second automatically upon the effectiveness of the IPO and the Exchange Transaction. Effective with the Exchange Transaction, as discussed in Note 1, the subordinated note converted into 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock of ECC.

   In connection with the $90 million convertible subordinated note, the Company recorded non-cash interest expense of approximately $8.1 million during the year ended December 31, 2000. Upon conversion, the carrying

                    ENTRAVISION COMMUNICATIONS CORPORATION
value of the note, net of the unamortized beneficial conversion discount of $11.4 million, was recorded as Series A mandatorily redeemable convertible preferred stock (see Note 11).

 Z-Spanish Media Corporation

   In August 2000, the Company acquired all of the outstanding capital stock of Z-Spanish Media Corporation ("Z-Spanish Media"). Z-Spanish Media owned 33 radio stations and an outdoor billboard business. The purchase price, as amended, consisted of approximately $222 million in cash, 7,187,888 shares of newly-issued Class A common stock of the Company after the reorganization as discussed in Note 1, and the assumption of certain liabilities including approximately $110 million of outstanding debt and $2.4 million in connection with the December 2000 settlement with Hispanic Broadcasting Corporation to satisfy a contract dispute in a proposed exchange of certain radio stations between the parties. Furthermore, to comply with a preliminary Department of Justice inquiry, seven of Z-Spanish Media's radio stations were transferred to a trust. The beneficiaries of the trust are the former stockholders of Z-Spanish Media. The net proceeds from the sale of these stations will be remitted to the former stockholders of Z-Spanish Media.

   In connection with this acquisition, the Company issued approximately 1.5 million stock options to purchase its Class A common stock in exchange for Z-Spanish Media's previously outstanding stock options. In connection with these stock options, the Company also recorded as additional purchase price approximately $12.4 million for the excess of the estimated fair value over the intrinsic value of the unvested options. The Company will also recognize approximately $0.8 million as non-cash stock-based compensation over the remaining vesting period.

   Additionally, as part of this business combination, the Company has adopted a plan to restructure its radio division. In accordance with this plan, management recorded approximately $1.4 million relating to employee termination and exit costs of the acquired business. These amounts were recorded as a purchase accounting adjustment, resulting in an increase in goodwill and have been included in accrued expenses in the accompanying consolidated balance sheet. Management anticipates that substantially all of the termination and exit costs will be paid by December 31, 2001.

 Citicasters Co.

   In August 2000, the Company acquired the Federal Communications Commission ("FCC") licenses relating to the operations of radio stations KACD(FM) Santa Monica, California, and KBCD(FM) Newport Beach, California, from Citicasters Co., a subsidiary of Clear Channel Communications, Inc., for $85 million in cash.

 Radio Stations KFRQ(FM), KKPS(FM), KVPA(FM) and KVLY(FM)

   In September 2000, the Company acquired certain assets relating to the operations of radio stations KFRQ(FM), KKPS(FM), KVPA(FM) and KVLY(FM) from Sunburst Media, LP for $55 million in cash.

 Infinity Broadcasting Corporation

   In October 2000, the Company acquired approximately 1,200 outdoor display faces located in New York from Infinity Broadcasting Corporation for a total of approximately $168 million in cash.

 WUNI-TV

   In December 2000, the Company acquired certain assets of television station WUNI-TV in Boston, Massachusetts. The aggregate purchase price paid of $47.5 million consisted of $10 million in cash and a note payable in the amount of $37.5 million (see Note 5).

                    ENTRAVISION COMMUNICATIONS CORPORATION

 Other

   Also during 2000, the Company acquired four additional television stations for an aggregate purchase price of $82.3 million and two radio stations for an aggregate purchase price of $14 million.

   The following is a summary of the purchase price allocation for all acquisitions during 2000 described above.

(In millions of dollars)
Current and other assets.............................................. $   25.8
Property and equipment................................................    128.3
Intangible assets.....................................................  1,164.0
Current and other liabilities.........................................    (25.8)
Deferred taxes........................................................   (123.3)
Notes payable.........................................................    (40.0)
Estimated fair value allocated to purchase option agreement...........     (3.5)
Issuance of common stock and exchange of stock options................   (131.0)
Less cash deposits from prior year....................................     (8.5)
                                                                       --------
Net cash paid......................................................... $  986.0
                                                                       ========

   During the year ended December 31, 1999, in several separate transactions, the Company acquired nine television stations for an aggregate purchase price of $67.2 million and seven radio stations for an aggregate purchase price of $4.8 million. The excess of cost over the fair value of net assets acquired relating to these acquisitions aggregated $63 million.

   During the year ended December 31, 1998, in several separate transactions, the Company acquired two television stations and entered into an agreement with an unrelated third party to form a new company to construct a television station in Odessa-Midland, Texas. The aggregate purchase price paid in connection with these acquisitions was $17.9 million. The excess of cost over the fair value of net assets acquired relating to these acquisitions aggregated $13.9 million. In connection with the Odessa-Midland station, construction commenced during 2000. It is anticipated that the construction will be completed during the second quarter of 2001.

 Dispositions

   In August 2000, the Company sold certain outdoor advertising display faces and related assets located in Joliet, Illinois for $1 million in cash. In December 2000, the Company sold all of its assets relating to radio station WACA-AM in Wheaton, Maryland for $2.5 million in cash. No income or loss was recognized as a result of these dispositions.

 Pending transactions

   The Company has entered into an agreement to acquire the FCC license and permits to construct a television station. The Company has also agreed to acquire two radio stations. The aggregate purchase price to be paid in connection with these acquisitions is $33.6 million. In addition, one of the acquisition agreements calls for the Company to exchange two of its radio stations as part of the consideration to be paid in connection with one of the radio station acquisitions.

   Management intends to close on these transactions upon receiving FCC approval, which it anticipates receiving during 2001.

                    ENTRAVISION COMMUNICATIONS CORPORATION

 Pro forma results (unaudited)

   The following pro forma results of continuing operations assume the 2000 and 1999 acquisitions discussed above occurred on January 1, 1999. The unaudited pro forma results have been prepared using the historical financial statements of the Company and each acquired entity. The unaudited pro forma results give effect to certain adjustments including amortization of goodwill, depreciation of property and equipment, interest expense and the related tax effects as if the Company had been a tax paying entity since January 1, 1999.

                                                              December 31
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
   (In millions of dollars, except per share data)       (Unaudited) (Unaudited)
   Net revenue..........................................  $ 195.9     $ 159.0
   Net loss.............................................   (136.5)     (133.7)
   Basic and diluted net loss per share.................  $ (2.05)    $ (2.21)

   The above pro forma financial information does not purport to be indicative of the results of operations had the 2000 and 1999 acquisitions actually taken place on January 1, 1999, nor is it intended to be a projection of future results or trends.

3. PROPERTY AND EQUIPMENT

   Property and equipment at December 31 consists of:

                                                                    2000  1999
   (In millions of dollars)                                        ------ -----
   Buildings...................................................... $  9.6 $ 5.3
   Construction in progress.......................................   13.2   --
   Outdoor advertising displays...................................   83.9   --
   Leasehold improvements and land improvements...................    3.5   1.9
   Transmission studio and other broadcast equipment..............   59.6  25.4
   Office and computer equipment..................................    8.3   3.1
   Transportation equipment.......................................    2.0   1.0
                                                                   ------ -----
                                                                    180.1  36.7
   Less accumulated depreciation and amortization.................   21.2  11.6
                                                                   ------ -----
                                                                    158.9  25.1
   Land...........................................................   10.4   2.1
                                                                   ------ -----
                                                                   $169.3 $27.2
                                                                   ====== =====

                    ENTRAVISION COMMUNICATIONS CORPORATION

4. INTANGIBLE ASSETS

   At December 31, intangible assets consist of:

                                                                  2000    1999
   (In millions of dollars)                                     -------- ------
   FCC licenses................................................ $  603.7 $ 44.0
   Network affiliation agreements..............................     56.2   52.5
   Goodwill....................................................    558.2   47.6
   Time brokerage agreements...................................     46.8   19.5
   Customer base...............................................     22.1    --
   Other.......................................................     43.0   15.4
                                                                -------- ------
                                                                 1,330.0  179.0
   Less accumulated amortization...............................     72.7   26.6
                                                                -------- ------
                                                                $1,257.3 $152.4
                                                                ======== ======

5. LONG-TERM DEBT AND NOTES PAYABLE

   Notes payable at December 31 are summarized as follows:

                                                                   2000   1999
   (In millions of dollars)                                       ------ ------
   Credit facility..............................................  $200.0 $142.9
   Note payable for station acquisition, due in annual principal installments of $7.5 million through January 2006. The note is collateralized by a pledge of the ownership interest of
    Entravision 27, L.L.C., a wholly owned subsidiary formed to effect this acquisition. Interest is payable quarterly at 8%
    through January 2003, 10% January 2003 through January 2004 and 12% thereafter. The note may be paid in cash or the
    Company's Class A common stock, at the sole discretion of
    the Company. The Company may prepay this note at any time
    with no penalty.............................................    37.5    --
   Time brokerage contract payable, due in annual installments of $1 million bearing interest at LIBOR (6.5% at December
    31, 1999) through June 2011.................................    11.0   12.0
   Subordinated note with interest at 7.01%.....................     --    10.0
   Other........................................................     6.5    2.4
                                                                  ------ ------
                                                                   255.0  167.3
   Less current maturities......................................     2.5    1.4
                                                                  ------ ------
                                                                  $252.5 $165.9
                                                                  ====== ======

 Credit facility

   The Company has a credit facility in the amount of $600 million, of which $200 million was outstanding at December 31, 2000. The credit facility is secured by substantially all of the Company's assets, as well as the pledge of the stock of several of the Company's subsidiaries, and consists of a $250 million revolving facility and a $150 million Term A loan, both bearing interest at LIBOR (6.5% at December 31, 2000) plus a margin ranging from 0.875% to 2.75% based on the Company's leverage, and a $200 million Term B loan bearing interest at LIBOR plus 3.25%. The revolving facility expires on December 31, 2007. If not used, the Term A loan commitment expires on July 31, 2001 and the Term B loan expires on December 31, 2008. Upon expiration of the Term A loan commitment, we will have a $150 million incremental loan facility with substantially the same terms, expiring on December 31, 2007. The line-of-credit facility contains scheduled quarterly reductions in the amount that is available ranging from $6.3 million to $18.8 million, commencing

                    ENTRAVISION COMMUNICATIONS CORPORATION

September 30, 2002. The Term A loan contains scheduled quarterly reductions in the amount that is available ranging from $1.9 million to $11.3 million, commencing on September 30, 2001. The Term B loan contains scheduled quarterly reductions in the amount that is available ranging from $0.5 million to $42.5 million, commencing September 30, 2001. In addition, the Company pays a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum and levied upon the unused portion of the amount available. All of the outstanding balance at December 31, 2000 was under the Term B loan.

   The credit facility also allows for an incremental loan facility of up to an additional $150 million under substantially the same terms, and expires in December 2007. There were no borrowings under the incremental loan facility at December 31, 2000.

   The credit facility also contains a mandatory prepayment clause in the event the Company should liquidate any assets if the proceeds are not utilized to acquire assets of the same type within one year, receive insurance or condemnation proceeds which are not fully utilized toward the replacement of such assets, or have excess cash flows.

   The credit facility contains certain financial covenants relating to maximum total debt ratio, total interest coverage ratio, a fixed charge coverage ratio and a ceiling on annual capital expenditures. The covenants become increasingly restrictive in the later years of the facility. The credit facility also contains restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and the sale of assets over a certain limit. Additionally, the Company is required to enter into interest rate agreements if its leverage exceeds certain limits as defined in the agreement.

   Aggregate maturities of long-term debt and notes payable as of December 31, 2000 are as follows:

   Years Ending December 31,                                             Amount
   -------------------------                                             ------
   (In millions of dollars)
   2001................................................................. $  2.5
   2002.................................................................   10.9
   2003.................................................................   10.8
   2004.................................................................   10.8
   2005.................................................................   10.9
   Thereafter...........................................................  209.1
                                                                         ------
                                                                         $255.0
                                                                         ======

 Subordinated note

   On December 30, 1996, the Company issued a $10 million subordinated note to Univision. This note was subordinated to all senior debt. The note was due December 30, 2021 with interest at 7.01% per annum, for which Univision agreed to provide the Company with network compensation equal to the amount of annual interest due. Under a separate agreement, Univision had the option to exchange the note into Class A membership units of ECC LLC representing a 27.9% interest in the Company, at the holder's option at any time prior to maturity. During 1999 certain conditions restricting the exchange of the note were eliminated and, as such, the Company recorded non-cash interest expense of $2.5 million based on the estimated intrinsic value of the option feature at the date the note was entered into.

   On March 2, 2000, the note was amended and increased to $120 million, and the option exchange feature was increased from 27.9% to 40%, resulting in additional non-cash interest expense of $31.6 million during the quarter ended March 31, 2000 based on the estimated intrinsic value of the option feature. The intrinsic value of the exchange option feature was determined using an estimate by management based primarily on the estimated IPO price as the fair market value. On August 2, 2000, the note was exchanged for Class C common stock of the Company, as described in Note 1.

                    ENTRAVISION COMMUNICATIONS CORPORATION

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses at December 31 consist of:

                                                                     2000  1999
   (In millions of dollars)                                         ------ ----
   Accounts payable................................................ $  5.0 $2.4
   Accrued payroll and compensated absences........................    7.0  1.1
   Income taxes payable............................................    3.0  0.3
   Executive employment agreement and bonuses......................    2.2  1.1
   Professional fees and transaction costs.........................    5.1  0.8
   Deferred revenue................................................    2.0  --
   Other...........................................................    6.0  1.8
                                                                    ------ ----
                                                                    $ 30.3 $7.5
                                                                    ====== ====

7. INCOME TAXES

   Prior to the reorganization of the Company as described in Note 1, the combined organization included various taxpaying and non-taxpaying entities. Each of the entities filed separate federal and state tax returns. Deferred taxes were not provided for the difference between the book and tax basis of intangible assets, broadcast equipment, and furniture and fixtures for the non-taxpaying entities. As a result of the reorganization and Exchange Transaction, the Company recorded a net deferred tax liability with a corresponding charge to tax expense of approximately $10.5 million.

   The provision for income taxes for the years ended December 31 is as follows:

                                                            2000   1999   1998
   (In millions of dollars)                                 -----  -----  -----
   Current:
     Federal............................................... $ --   $ 0.2  $ 0.1
     State.................................................   1.2    0.1    0.2
   Deferred................................................  (4.1)  (0.4)  (0.1)
                                                            -----  -----  -----
                                                            $(2.9) $(0.1) $ 0.2
                                                            =====  =====  =====

   The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the years ended December 31 due to the following:

                                                          2000    1999   1998
   (In millions of dollars)                              ------  ------  -----
   Computed "expected" tax (benefit).................... $(32.3) $(13.6) $(1.2)
   Change in income tax resulting from:
     State taxes, net of federal benefit................  ( 3.2)  ( 1.4)  (0.2)
     Non-deductible expenses............................   22.1    15.0    1.3
     Effect of change in tax status.....................   10.5     --     --
     Other..............................................    --    ( 0.1)   0.3
                                                         ------  ------  -----
                                                         $ (2.9) $ (0.1) $ 0.2
                                                         ======  ======  =====

                    ENTRAVISION COMMUNICATIONS CORPORATION

   The components of the deferred tax assets and liabilities at December 31 consist of the following:

                                                                 2000    1999
   (In millions of dollars)                                     -------  -----
   Deferred tax assets:
     Accrued expenses.......................................... $   2.2  $ --
     Accounts receivable.......................................     3.3    --
     Net operating loss carryforward...........................    12.8    --
     Stock-based compensation..................................     0.3    --
                                                                -------  -----
                                                                   18.6    --
                                                                -------  -----

   Deferred tax liabilities:
     Intangible assets.........................................  (125.1)  (1.8)
     Property and equipment....................................   (14.7)  (0.2)
                                                                -------  -----
                                                                 (139.8)  (2.0)
                                                                -------  -----
                                                                $(121.2) $(2.0)
                                                                =======  =====

   The deferred tax amounts have been classified in the accompanying balance sheets at December 31 as follows:

                                                                 2000    1999
   (In millions of dollars)                                     -------  -----
   Current assets.............................................. $  11.2  $ --
   Non-current liabilities.....................................  (132.4)  (2.0)
                                                                -------  -----
                                                                $(121.2) $(2.0)
                                                                =======  =====

   The Company has recorded deferred tax assets of $18.6 million, including the benefit of $30.4 million in net operating loss carryforwards which expire through 2020.

8. COMMITMENTS

   The Company has agreements with certain media research and rating providers, expiring at various dates through December 2005, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of $27.3 million in increasing annual amounts. The annual commitments range from $1.8 million to $7.1 million.

                    ENTRAVISION COMMUNICATIONS CORPORATION

 Operating leases

   The Company leases facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through May 2009.

   The approximate future minimum lease payments under these operating leases at December 31, 2000 are as follows:

   Years Ending December 31,                                              Amount
   -------------------------                                              ------
   (In millions of dollars)
   2001.................................................................. $ 6.1
   2002..................................................................   5.3
   2003..................................................................   4.6
   2004..................................................................   3.8
   2005..................................................................   3.4
   Thereafter............................................................  17.8
                                                                          -----
                                                                          $41.0
                                                                          =====

   Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $9.4 million, $2.0 million and $1.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

 Employment agreements

   The Company has entered into employment agreements (the "Agreements") with two executive officers, who are also stockholders and directors, through August 2005. The Agreements provide that a minimum annual base salary and a bonus be paid to each of the executives. The Company accrued approximately $1.6 million, $1.1 million and $0.9 million of bonuses payable to these executives for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, the Agreements provide for a continuation of each executive's annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Agreements.

   The Company also has an employment arrangement with its executive vice president which provides for an annual base salary and bonus. Additionally, in 1997 the employee was awarded 922,828 shares of Class A common stock in the Company, which vested through January 2000. The estimated fair value associated with this award of was approximately $27.7 million. The Company has recorded $26.3 million and $0.5 million of compensation expense in connection with this award for the years ended December 31, 1999 and 1998, respectively. This award originally provided for a repurchase option which has been eliminated. As such, the award was considered variable. Compensation expense for 1999 was determined using an estimate by management based primarily on the estimated IPO price.

   In January 1999, the Company entered into an employment agreement with a senior vice president which expires on January 4, 2002 and provides for an annual base salary and bonus to be paid to the employee. As part of this agreement, the Company originally granted an option to the employee to purchase Class A common stock. As amended in April 2000, the Company sold the employee 82,195 shares of restricted Class A common stock at $ 0.01 per share. The Company may repurchase the restricted shares at $0.01 per share. The number of shares subject to the Company's repurchase option is eliminated proportionately over three years from the original grant date. The intrinsic value of the original option at the grant date was determined by management using the estimated IPO price. In accordance with APB No. 25, the Company recorded $2.8 million in compensation expense during 1999 attributable to the original option grant which is reflected as non-cash stock-based

                    ENTRAVISION COMMUNICATIONS CORPORATION
compensation in the statement of operations. This amount approximates the total intrinsic value of the amended employee restricted Class A common stock purchase. Accordingly, no amounts have been recorded for non-cash stock-based compensation for this grant during the year ended December 31, 2000.

9. RELATED-PARTY TRANSACTIONS

   Related-party transactions not discussed elsewhere consist of the following:

   The Company has unsecured advances of $0.2 million payable to related parties which bear interest and are due on demand at December 31, 2000 and 1999.

   The Company has unsecured stock subscriptions due from officer/director/stockholders of the Company amounting to $0.6 million at December 31, 2000 and 1999. The advances are due on demand and have been recorded as a reduction of equity.

   In addition, the Company has unsecured advance receivables due on demand from related parties amounting to $0.3 million at December 31, 2000 and 1999. The Company also has notes receivable totaling $0.6 million from two officers which bear interest ranging from 6.02% to 9.75% and are due from August 2002 through October 2005.

   The Company utilizes the services of a law firm, a partner of which is a stockholder and director. Total legal fees incurred with this law firm aggregated approximately $3.6 million, $0.5 million and $0.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Approximately $0.8 million of the fees for the year ended December 31, 2000 are included in amounts netted with the proceeds from the issuance of common stock as disclosed in the statements of stockholders' equity.

10. 401(K) SAVINGS PLAN

   The Company has multiple 401(k) savings plans covering substantially all employees. The Company currently matches the amounts contributed by each participant up to the maximum amount allowable under the plans for its defined contribution plans. Additionally, the Company has a 401(k) savings plan which allows discretionary matching contributions. Employer matching contributions for the year ended December 31, 2000 and 1999 aggregated approximately $0.4 million and $0.1 million, respectively.

11. STOCKHOLDERS' EQUITY

 Common stock

   The First Restated Certificate of Incorporation of ECC authorizes both common and preferred stock. The common stock has three classes identified as A, B and C which have similar rights and privileges, except the Class B common stock provides ten votes per share as compared to one vote per share for all other classes of common stock. Univision, as the holder of all Class C common stock, is entitled to vote as a separate class to elect two directors, and has the right to vote as a separate class on certain material transactions. Class B and C common stock is convertible at the holder's option into one fully paid and nonassessable share of Class A common stock and is required to be converted into one share of Class A common stock upon certain events as defined in the First Restated Certificate of Incorporation.

   In April 2000, the Company granted an unrestricted stock award to an executive vice president and officer totaling 240,737 shares of Class A common stock. As a result of this grant the Company recorded a non-cash stock-based compensation charge of $3.4 million.

                    ENTRAVISION COMMUNICATIONS CORPORATION

   In May 2000, the Company granted restricted stock awards to employees, directors and consultants totaling 494,496 Class A shares of common stock. As a result of these grants, the Company recorded a deferred non-cash stock-based compensation charge of $6.9 million that is being amortized over the three-year vesting period beginning in the second quarter of 2000. Approximately $1.3 million of the deferred charge has been amortized during the year ended December 31, 2000.

 Preferred Stock

   The Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001, in one or more series. The Company's Board of Directors (the "Board") is authorized to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series, as well as the qualifications, limitations or restrictions. As of December 31, 2000, the Company has designated 11 million shares as Series A mandatorily redeemable convertible preferred stock, of which 5,865,102 shares are outstanding.

   The Series A preferred stock is convertible into Class A common stock on a share-per-share basis at the option of the holder at any time and accrues dividends at 8.5% of the liquidation value ($8.47 per share) per annum, compounded annually and payable upon the liquidation of the Company or redemption. There were $1.7 million of dividends in arrears at December 31, 2000. All accrued and unpaid dividends are to be waived and forgiven upon the conversion of the Series A preferred stock into Class A common stock. The Series A preferred stock is subject to redemption at face value plus accrued dividends at the option of the holder at any time after April 2006, and must be redeemed in full in April 2010. The Company also has the right to redeem the Series A preferred stock at its option at any time one year after its issuance, provided that the trading price of the Class A common stock equals or exceeds 130% of the IPO price of the Class A common stock for 15 consecutive trading days immediately before such redemption. The Series A redemption price per share is equal to the sum of the original issue price per share ($15.35) plus accrued and unpaid dividends. The aggregate Series A redemption price at December 31, 2000 was $91.7 million.

   The Company is recording a periodic charge to accumulated deficit to accrete the Series A preferred stock up to its redemption value. During the year ended December 31, 2000, the Company recorded a $2.4 million accretion charge.

12. 2000 OMNIBUS EQUITY INCENTIVE PLAN

   In June 2000, the Company adopted a 2000 Omnibus Equity Incentive Plan that allows for the award of up to 11,500,000 shares of Class A common stock. Awards under the plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or stock units. The Plan is administered by a committee which is appointed by the Board. This committee determines the type, number, vesting requirements and other features and conditions of such awards.

   The Company issued a total of 5,583,876 stock options in 2000 to various employees and non-employee directors of the Company under its 2000 Omnibus Equity Incentive Plan. Included in the total are 1,494,161 stock options which were granted in exchange for stock options of Z-Spanish Media as a result of the business acquisition as described in Note 2.

                    ENTRAVISION COMMUNICATIONS CORPORATION

   The following is a summary of stock options outstanding and exercisable for the year ended December 31, 2000:

                                                                Weighted Average
                                                        Options  Exercise Price
                                                        ------- ----------------
                                                         (In thousands, except
                                                            per share data)
   Number of shares under stock options:
     Outstanding at beginning of year..................    --        $  --
     Granted...........................................  5,584        14.31
     Exercised.........................................    --           --
     Forfeited.........................................     73        12.78
                                                         -----
     Outstanding at end of year........................  5,511        14.33
                                                         =====
     Available to grant at end of year.................  5,989
                                                         =====
     Exercisable at end of year........................  1,456
                                                         =====

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                      Options Outstanding            Options Exercisable
                            --------------------------------------- ---------------------
                                       Weighted         Weighted              Weighted
                                   Average Remaining    Average               Average
   Price Range              Number Contractual Life  Exercise Price Number Exercise Price
   -----------              ------ ----------------- -------------- ------ --------------
   $16.50.................. 4,055          10            $16.50        --      $  --
   $10.03--13.37...........   396           8             11.28        396      11.28
   $ 6.69-- 9.03........... 1,060           4              7.15      1,060       7.15
                            -----                                   ------
                            5,511           8             14.33      1,456       8.44
                            =====                                   ======

   The Company's fair value calculation for the Z-Spanish Media acquisition exchange options was made using the Black-Scholes option-pricing model with the following assumptions: expected life of one year; volatility of 50%; risk-free interest rate of 5.89% and no dividends during the expected life. The fair value of these options was recorded as additional purchase price in the business acquisition and is not included in the pro forma compensation expense below.

   During 2000, the Company recognized $0.7 million of non-cash stock-based compensation expense relating to the intrinsic value of the unvested options exchanged in the Z-Spanish Media acquisition.

   SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value.

   The Company's fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with the following assumptions: expected life of six years; volatility of 50%; risk-free interest rate of 6.07% and no dividends during the expected life. The weighted average fair value of options granted during the year December 31, 2000 was approximately $9.

                    ENTRAVISION COMMUNICATIONS CORPORATION

   Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company's net loss would have increased the pro forma amounts for the year ended December 31, 2000 as follows:

   Net loss applicable to common stockholders
     As reported.................................................... $(94,689)
                                                                     ========
     Pro forma...................................................... $(97,231)
                                                                     ========

   Net loss per share applicable to common stockholders, basic and diluted
     As reported.................................................... $  (0.27)
                                                                     ========
     Pro forma...................................................... $  (0.29)
                                                                     ========

13. LITIGATION AND SUBSEQUENT EVENT

   The Company was a defendant to a lawsuit filed in the Superior Court of the District of Columbia by First Millennium Communications, Inc. to resolve certain contract disputes arising out of a terminated brokerage-type arrangement. The litigation primarily concerns the payment of a brokerage fee alleged to be due in connection with the acquisition of television station WBSV in Sarasota, Florida for $17.0 million, after taking into account certain additional capital expenditures, losses, interest expense and management fees. The parties have reached a confidential settlement and the lawsuit was dismissed with prejudice by court order. The settlement provides that the parties will resolve the dispute with respect to television station WBSV pursuant to binding arbitration.

   No accrual has been recorded in the accompanying consolidated financial statements beyond the amount management believes is the remaining contractual obligation of $250,000 because the ultimate liability in excess of the amount recorded, if any, cannot be reasonably estimated. Management does not believe that the resolution of this litigation is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

   On July 20, 2000, Telemundo Network Group LLC, Telemundo Network, Inc. and Council Tree Communications, L.L.C. (collectively, "Telemundo") filed an action against the Company and certain of its Affiliates relating to the Company's investment in XHAS-TV, Channel 33 in Tijuana, Mexico. On February 2, 2001, Telemundo and the Company reached a settlement relating to this investment. The actions previously filed were dismissed with prejudice without either party compensating the other. Additionally, the Company granted Telemundo an option to purchase the Company's ownership interest in television station KTLD-LP at a purchase price equal to the Company's cost for such interest.

14. SEGMENT DATA

   During 1999 and 1998, management had determined that the Company had only one reportable segment. Upon the completion of the business and asset acquisitions during 2000, management has determined that the Company currently operates in four reportable segments based upon the type of advertising medium which consists of television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. As a result of the redetermination of reportable segments in 2000, the 1999 and 1998 financial information has been retroactively restated to correspond to the current composition of reportable segments. Information about each of the operating segments follows:

 Television Broadcasting

   The Company operates 34 television stations primarily in the Southwestern United States and consisting primarily of Univision affiliates.

                     ENTRAVISION COMMUNICATIONS CORPORATION

 Radio Broadcasting

   The Company operates 56 radio stations (39 FM and 17 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas.

 Outdoor Advertising

   The Company's outdoor advertising segment owns approximately 11,200 billboards in Los Angeles and New York.

 Newspaper Publishing (Print)

   The Company's newspaper publishing operations consist of a publication in New York.

                    ENTRAVISION COMMUNICATIONS CORPORATION

   Separate financial data for each of the Company's operating segments is provided below. Segment operating loss is defined as operating loss before corporate expenses and non-cash stock-based compensation. There have been no significant sources of revenue generated outside the United States during the years ended December 31, 2000, 1999 and 1998. Additionally there are no significant assets held outside the United States. The Company evaluates the performance of its operating segments based on the following:

                                                       Twelve Months
                                                     Ended December 31,
                                                ------------------------------
                                                   2000       1999      1998
                                                ----------  --------  --------
                                                 (In thousands of dollars)
Net revenue:
 TV............................................ $   82,417  $ 56,846  $ 43,752
 Radio.........................................     43,338     2,153     1,068
 Outdoor.......................................     13,096       --        --
 Publishing....................................     15,170       --        --
                                                ----------  --------  --------
   Consolidated................................    154,021    58,999    44,820
                                                ----------  --------  --------

Direct expenses:
 TV............................................     34,290    23,165    15,067
 Radio.........................................     10,991     1,276       727
 Outdoor.......................................      5,494       --        --
 Publishing....................................      8,212       --        --
                                                ----------  --------  --------
   Consolidated................................     58,987    24,441    15,794
                                                ----------  --------  --------

Selling, general and administrative expenses
 TV............................................     15,642    11,093     8,590
 Radio.........................................     16,767       518       287
 Outdoor.......................................      1,544       --        --
 Publishing....................................      4,647       --        --
                                                ----------  --------  --------
   Consolidated................................     38,600    11,611     8,877
                                                ----------  --------  --------

Depreciation and amortization
 TV............................................     20,064    15,277    10,570
 Radio.........................................     41,537       705       364
 Outdoor.......................................      5,984       --        --
 Publishing....................................      1,653       --        --
                                                ----------  --------  --------
   Consolidated................................     69,238    15,982    10,934
                                                ----------  --------  --------

Segment operating profit (loss):
 TV............................................     12,421     7,311     9,525
 Radio.........................................    (25,957)     (346)     (310)
 Outdoor.......................................         74       --        --
 Publishing....................................        658       --        --
                                                ----------  --------  --------
   Consolidated................................    (12,804)    6,965     9,215

Corporate expenses.............................     12,741     5,809     3,963
Non-cash stock-based compensation..............      5,822    29,143       500
                                                ----------  --------  --------
Operating profit (loss)........................ $  (31,367) $(27,987) $  4,752
                                                ==========  ========  ========

Total assets
 TV............................................ $  401,075  $199,360  $127,630
 Radio.........................................    856,038     5,657     3,661
 Outdoor.......................................    293,887       --        --
 Publishing....................................      9,493       --        --
                                                ----------  --------  --------
   Consolidated................................ $1,560,493  $205,017  $131,291
                                                ==========  ========  ========

Capital expenditures
 TV............................................ $   15,749  $ 12,825  $  3,094
 Radio.........................................      7,700       --        --
 Outdoor.......................................        164       --        --
 Publishing....................................         62       --        --
                                                ----------  --------  --------
   Consolidated................................ $   23,675  $ 12,825  $  3,094
                                                ==========  ========  ========

                    ENTRAVISION COMMUNICATIONS CORPORATION

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                First     Second    Third     Fourth
                               Quarter   Quarter   Quarter   Quarter    Total
                               --------  --------  --------  --------  --------
                                  (In thousands, except per share data)
Year ended December 31, 2000:
  Net revenue................  $ 17,264  $ 35,660  $ 45,049  $ 56,048  $154,021
  Net loss...................   (36,584)  (17,427)  (25,212)  (13,017)  (92,240)
  Net loss applicable to
   common stockholders.......       --        --    (16,581)  (14,566)  (31,147)
  Net loss per share, basic
   and diluted...............       --        --      (0.14)    (0.13)    (0.27)
  Proforma net loss..........   (34,813)  (14,586)  (14,598)  (22,339)  (86,336)
  Proforma net loss per
   share, basic and diluted..     (1.08)    (0.45)    (0.30)    (0.21)    (1.34)

Year ended December 31, 1999:
  Net revenue................  $ 11,729  $ 14,486  $ 15,736  $ 17,048  $ 58,999
  Net loss...................    (9,313)   (9,142)  (11,180)  (10,322)  (39,957)
  Proforma net loss..........    (8,765)   (8,525)  (10,875)   (9,414)  (37,579)
  Proforma net loss per
   share, basic and diluted..     (0.27)    (0.26)    (0.34)    (0.29)    (1.16)

   Certain adjustments were recorded in the fourth quarter of 2000 for changes from preliminary allocations of purchase price for certain purchase business combinations.