Form 10-Q
period 2001-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2001-05-15
CIK 1109116

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                                  (MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

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

                               ----------------

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

   As of May 11, 2001, there were 65,875,341 shares, $0.0001 par value per share, of the registrant's Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant's Class B common stock outstanding and 21,983,392 shares, $0.0001 par value per share, of the registrant's Class C common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    ENTRAVISION COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
                      PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 (UNAUDITED)
         AND DECEMBER 31, 2000.........................................     3

         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE
         THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000..........     4

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
         THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000..........     5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)........     6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION......................................    11

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    16

                       PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS.............................................    17

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.....................    17

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................    17

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    17

 ITEM 5. OTHER INFORMATION.............................................    17

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................    18

Forward looking statements

   This Form 10-Q contains forward-looking statements, including statements concerning our expectations of future revenue, expenses, the outcome of our growth and acquisition strategy and the projected growth of the U.S. Hispanic population. Forward-looking statements often include words or phrases such as "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "project," " outlook," "seek" or similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors which could cause actual results to differ from expectations include those under the heading "Factors that May Affect Future Results" in our Form 10-Q for the quarter ended June 30, 2000. Our results of operations may be adversely affected by one or more of these factors. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Form 10-Q.

                     ENTRAVISION COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share data)

                                                       March 31,   December 31,
                                                         2001          2000
                                                      -----------  ------------
                                                      (Unaudited)
                       ASSETS
Current assets
 Cash and cash equivalents..........................  $    38,684  $    69,224
 Receivables:
 Trade, net of allowance for doubtful accounts of
  2001 $5,941; 2000 $5,966..........................       31,096       38,274
 Related parties....................................          273          273
 Prepaid expenses and other current assets..........        3,689        3,038
 Deferred taxes.....................................        3,589       11,244
                                                      -----------  -----------
  Total current assets..............................       77,331      122,053
Property and equipment, net.........................      174,676      169,289
Intangible assets, net..............................    1,251,731    1,257,348
Other assets, including amounts due from related
 parties of 2001 $305; 2000 $562 and deposits on
 acquisitions of 2001 $892; 2000 $2,689.............       12,177       11,803
                                                      -----------  -----------
                                                      $ 1,515,915  $ 1,560,493
                                                      ===========  ===========
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
              AND STOCKHOLDERS' EQUITY
Current liabilities
 Current maturities of notes and advances payable,
  related parties...................................  $       196  $       201
 Current maturities of long-term debt...............       10,508        2,452
 Accounts payable and accrued expenses (including
  related parties of 2001 $420; 2000 $711 which
  includes amounts due to Univision of 2001 $326;
  2000 $362)........................................       21,826       30,274
                                                      -----------  -----------
  Total current liabilities.........................       32,530       32,927
                                                      -----------  -----------
Long-term debt
Notes payable, less current maturities..............      244,515      252,495
Other long-term liabilities.........................        6,434        6,672
Deferred taxes......................................      113,861      132,419
                                                      -----------  -----------
  Total liabilities.................................      397,340      424,513
                                                      -----------  -----------

Commitments and contingencies
Series A mandatorily redeemable convertible
 preferred stock, $0.0001 par value, 11,000,000
 shares authorized; shares issued and outstanding
 2001 5,865,102.....................................       82,024       80,603
                                                      -----------  -----------
Stockholders' equity
 Preferred stock, $.0001 par value, 39,000,000
  shares authorized; none issued and outstanding....          --           --
 Class A common stock, $0.0001 par value,
  260,000,000 shares authorized; shares issued and
  outstanding 2001 65,757,618; 2000 65,626,063......            7            7
 Class B common stock, $0.0001 par value, 40,000,000
  shares authorized; shares issued and
  outstanding 27,678,533............................            3            3
 Class C common stock, $0.0001 par value, 25,000,000
  shares authorized; shares issued and
  outstanding 21,983,392............................            2            2
 Additional paid-in capital.........................    1,094,265    1,092,865
 Deferred compensation..............................       (4,997)      (5,745)
 Accumulated deficit................................      (52,115)     (31,147)
                                                      -----------  -----------
                                                        1,037,165    1,055,985
                                                      -----------  -----------
 Less: Stock subscription notes receivable..........         (614)        (608)
                                                      -----------  -----------
                                                        1,036,551    1,055,377
                                                      -----------  -----------
                                                      $ 1,515,915  $ 1,560,493
                                                      ===========  ===========


                See Notes to Consolidated Financial Statements.

                     ENTRAVISION COMMUNICATIONS CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

  (In thousands, except share, per share and per L.L.C. membership unit data)

                                                         Three Months Ended
                                                             March 31,
                                                      -------------------------
                                                          2001         2000
                                                      ------------  -----------
Net revenue (including amounts from Univision of
 $176 and $1,046)...................................  $     43,954  $    17,264
                                                      ------------  -----------
Expenses:
Direct operating expenses (including Univision
 national representation fees of $947 and $922).....        22,993        7,883
Selling, general and administrative expenses
 (excluding non-cash stock-based compensation of
 $959 and $0).......................................        10,139        3,749
Corporate expenses (including related parties of $62
 and $69)...........................................         3,540        1,848
Non-cash stock-based compensation...................           959          --
Depreciation and amortization.......................        30,587        4,877
                                                      ------------  -----------
                                                            68,218       18,357
                                                      ------------  -----------
  Operating loss....................................       (24,264)      (1,093)
Interest expense (including amounts to Univision of
 $0 and $816).......................................        (6,815)      (4,106)
Non-cash interest expense relating to related-party
 beneficial conversion options......................           --       (31,600)
Interest income.....................................           651          209
                                                      ------------  -----------
  Loss before income taxes..........................       (30,428)    (36,590)
Income tax benefit..................................        10,881            6
                                                      ------------  -----------
  Net loss..........................................  $    (19,547) $  (36,584)
Accretion of preferred stock redemption value.......         1,421          --
                                                      ------------  -----------
Net loss applicable to common stock.................  $    (20,968) $   (36,584)
                                                      ============  ===========
Pro forma provision for income tax benefit..........                      1,777
                                                                    -----------
Pro forma net loss..................................                $  (34,813)
                                                                    ===========
Per share data:
  Net loss per share:
    Basic and diluted, 2000 pro forma...............  $      (0.18) $     (1.08)
                                                      ============  ===========
Weighted average common shares outstanding:
  Basic and diluted, 2000 pro forma.................   114,806,925   32,367,167
                                                      ============  ===========
Loss per L.L.C. membership unit.....................                $    (18.68)
                                                                    ===========

                See Notes to Consolidated Financial Statements.

                     ENTRAVISION COMMUNICATIONS CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
Cash Flows from Operating Activities:
 Net (Loss).............................................. $ (19,547)  $(36,584)
 Adjustments to Reconcile Net (Loss) to Net Cash (Used
  in) Provided by Operating Activities:
 Depreciation and amortization...........................    30,587      4,808
 Deferred tax expense (benefit)..........................   (10,903)       --
 Amortization of debt issue costs........................       321         69
 Amortization of syndication contracts...................       263        --
 Intrinsic value of subordinated note conversion
  option.................................................       --      31,600
 Non-cash stock-based compensation.......................       959        --
 Gain (loss) on disposal of media properties and other
  assets.................................................       (98)         3
 Changes in assets and liabilities, net of effect of
  business combinations and dispositions:
  Decrease in accounts receivable........................     6,986        436
  Increase in prepaid expenses and other assets..........    (1,144)      (955)
  Increase (decrease) in accounts payable, accrued
   expenses and other....................................    (8,652)     1,651
                                                          ---------  ---------
   Net cash (used in) provided by operating activities...    (1,228)     1,028
                                                          ---------  ---------
Cash Flows from Investing Activities:
 Proceeds from disposal of media properties and other
  assets.................................................       128         25
 Purchases of property and equipment.....................    (7,999)    (2,693)
 Cash deposits and purchase price on acquisitions........   (22,507)   (61,158)
                                                          ---------  ---------
   Net cash (used in) investing activities...............   (30,378)   (63,826)
                                                          ---------  ---------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock..................     1,183        --
 Principal payments on notes payable.....................      (117)   (61,706)
 Proceeds from borrowings on notes payable...............       --     125,660
                                                          ---------  ---------
   Net cash provided by financing activities.............     1,066     63,954
                                                          ---------  ---------
   Net increase (decrease) in cash and cash equivalents..   (30,540)     1,156
Cash and Cash Equivalents:
 Beginning...............................................    69,224      2,357
                                                          ---------  ---------
 Ending.................................................. $  38,684  $   3,513
                                                          =========  =========
Supplemental Disclosures of Cash Flow Information
 Cash Payments for:
 Interest................................................ $   5,633  $   2,772
                                                          =========  =========
 Income taxes............................................ $     308  $     225
                                                          =========  =========
Supplemental Disclosures of Non-Cash Investing and
 Financing Activities:
 Property and equipment acquired under capital lease
  obligations and included in accounts payable........... $     275  $     --
                                                          =========  =========
 Assets Acquired in Business Combinations:
 Current assets, net of cash acquired.................... $     --   $   7,751
 Broadcast equipment and furniture and fixtures..........     1,603        626
 Intangible assets.......................................    37,215     40,636
 Less cash deposits from prior year......................    (1,976)    (1,500)
 Estimated fair value allocated to option agreement......       --      (3,015)
 Estimated fair market value of properties exchanged.....   (14,528)       --
                                                          ---------  ---------
   Net cash paid......................................... $  22,314  $  44,498
                                                          =========  =========
 Exercises of exchange stock options granted in business
  combinations........................................... $     208  $     --
                                                          =========  =========

                See Notes to Consolidated Financial Statements.

                    ENTRAVISION COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                March 31, 2001

1. BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the "Company" or "ECC"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Form 10-K for the fiscal year ended December 31, 2000. The unaudited information contained herein has been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of the Company's management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2001 or any other future period.

2. INITIAL PUBLIC OFFERING

   On August 2, 2000, the Company completed an underwritten initial public offering ("IPO") of 46,435,458 shares of its Class A common stock at a price of $16.50 per share. The Company also sold 6,464,542 shares of its Class A common stock directly to Univision Communications Inc. ("Univision") at a price of $15.47 per share. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $814 million.

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

   Effective August 2, 2000, an exchange transaction (the "Exchange Transaction") was consummated whereby the direct and indirect ownership interests in Entravision Communications Company, L.L.C. ("ECC LLC") were exchanged for Class A or Class B common stock of ECC. In addition, the stockholders of Cabrillo Broadcasting Corporation, Golden Hills Broadcasting Corporation, Las Tres Palmas Corporation, Tierra Alta Broadcasting, Inc., KSMS-TV, Inc., Valley Channel 48, Inc. and Telecorpus, Inc. (collectively, the "Affiliates") exchanged their common shares of the respective corporations for Class A common stock of ECC. Accordingly, the Affiliates became wholly-owned subsidiaries of ECC. Additionally, Univision exchanged its subordinated note for Class C common stock. The number of shares of common stock of ECC issued to the members of ECC LLC and the stockholders of the Affiliates was determined in such a manner that the ownership interest in ECC equaled the direct and indirect ownership interest in ECC LLC immediately prior to the exchange.

   ECC LLC and Affiliates were considered to be under common control and, as such, the exchange was accounted for in a manner similar to a pooling of interests.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                                March 31, 2001


 Earnings Per Share

   Basic earnings per share is computed as net income (loss) less accretion of the discount on Series A mandatorily redeemable convertible preferred stock divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from shares issuable through options and convertible securities.

   For the three month period ended March 31, 2001, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on earnings per share. As of March 31, 2001, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive are as follows: 5,679,273 stock options, 549,293 unvested stock grants subject to repurchase and 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock.

 Earnings Per Membership Unit

   Basic earnings per membership unit is computed as net income (loss) divided by the number of membership units outstanding as of the last day of the period. Diluted earnings per unit reflects the potential dilution that could occur from membership units issuable through options and convertible securities. For the three months ended March 31, 2000, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on earnings per membership unit.

   The following table sets forth the calculation of loss per membership unit:

                                                            Three Months Ended
                                                              March 31, 2000
                                                           ---------------------
                                                           (In thousands, except
                                                             membership units)
   Net loss...............................................      $   36,584
   Less loss of member corporations.......................           1,021
                                                                ----------
   Net loss applicable to L.L.C. members..................      $   35,563
                                                                ==========
   L.L.C. membership units outstanding....................       1,903,951
                                                                ==========

 Pro Forma Income Tax Adjustments and Pro Forma Earnings Per Share

   Pro forma income tax information is included in these financial statements for the three months ended March 31, 2000 to show what the significant effects might have been on the historical statements of operations had the Company and its affiliates not been treated as flow-through entities not subject to income taxes. The pro forma information reflects a benefit for income taxes at the assumed effective rate for the three months ended March 31, 2000.

   The weighted average number of shares of common stock outstanding during the period ended March 31, 2000 used to compute pro forma basic and diluted net loss per share is based on the conversion ratio used to exchange ECC LLC membership units and member corporation shares for shares of ECC's common stock in the Exchange Transaction.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                                March 31, 2001


4. BUSINESS ACQUISITIONS

   During the three months ended March 31, 2001, the Company acquired radio station KXGM-FM in Dallas, Texas in exchange for approximately $19.2 million in cash and two of its radio stations with a fair market value of approximately $14.5 million. This exchange transaction was accounted for at fair value with no gain or loss recognized. The Company also acquired a construction permit for television station KPMR-TV in Santa Barbara, California for approximately $4.8 million.

 Pro Forma Results

   The following pro forma results of continuing operations assume the Company's 2001 and 2000 acquisitions occurred on January 1, 2000 and 1999, respectively. The unaudited pro forma results have been prepared using the historical financial statements of the Company and each acquired entity if considered a business. The unaudited pro forma results give effect to certain adjustments including amortization of goodwill, depreciation of property and equipment, interest expense and the related tax effects as if the Company had been a tax paying entity since January 1, 2000.

                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
                                                         (In thousands, except
                                                            per share data)
   Net revenue..........................................      $44.0       $38.7
   Net loss.............................................      (19.5)      (59.2)
   Basic and diluted net loss per share.................     $(0.18)     $(0.98)

   The above pro forma financial information does not purport to be indicative of the results of operations had the 2001 and 2000 acquisitions actually taken place on January 1, 2000 and 1999, respectively, nor is it intended to be a projection of future results or trends.

5. STOCK OPTIONS AND GRANTS

 2000 Omnibus Equity Incentive Plan

   In June 2000, the Company adopted a 2000 Omnibus Equity Incentive Plan (the "Plan") that allows for the award of up to 11,500,000 shares of Class A common stock. Awards under the Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or stock units. The Plan is administered by a committee which is appointed by the Company's Board of Directors. This committee determines the type, number, vesting requirements and other features and conditions of such awards.

   The Company issued a total of 497,222 stock options in the first quarter 2001 to various employees and non-employee directors of the Company under the Plan. From the Plan's inception to March 31, 2001, the Company issued a total of 5,919,963 stock options.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                                March 31, 2001


6. SEGMENT INFORMATION

   Upon completion of the business and asset acquisitions during 2000, management determined that the Company operates in four reportable segments based upon the type of advertising medium which consists of television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. As a result of the redetermination of reportable segments in 2000, all previously reported information has been retroactively restated to be consistent with the presentation management currently utilizes to determine its reportable segments. Information about each of the operating segments follows:

 Television Broadcasting

   The Company operates 34 television stations primarily in the southwestern United States, consisting primarily of Univision affiliates.

 Radio Broadcasting

   The Company operates 56 radio stations (39 FM and 17 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas.

 Outdoor Advertising

   The Company owns approximately 11,200 billboards in Los Angeles and New
York.

 Newspaper Publishing (Print)

   The Company's newspaper publishing operation consists of a publication in New York.

                     ENTRAVISION COMMUNICATIONS CORPORATION

                                 March 31, 2001


   Separate financial data for each of the Company's operating segments is provided below. Segment operating loss is defined as operating loss before corporate expenses and non-cash stock-based compensation. There have been no significant sources of revenue generated outside the United States during the periods ended March 31, 2001 and 2000. The Company evaluates the performance of its operating segments based on the following:

                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                              2001       2000
                                                           ----------  --------
Net Revenue
 Television..............................................  $   19,829  $ 16,083
 Radio...................................................      12,976     1,181
 Outdoor.................................................       6,498       --
 Print...................................................       4,651       --
                                                           ----------  --------
 Consolidated............................................      43,954    17,264
                                                           ----------  --------
Direct Expenses
 Television..............................................       8,986     7,175
 Radio...................................................       5,852       708
 Outdoor.................................................       4,729       --
 Print...................................................       3,426       --
                                                           ----------  --------
 Consolidated............................................      22,993     7,883
                                                           ----------  --------
Selling General and Administrative Expenses
 Television..............................................       4,414     3,465
 Radio...................................................       3,947       284
 Outdoor.................................................         871       --
 Print...................................................         907       --
                                                           ----------  --------
 Consolidated............................................      10,139     3,749
                                                           ----------  --------
Depreciation and Amortization
 Television..............................................       7,143     4,461
 Radio...................................................      18,022       416
 Outdoor.................................................       4,805       --
 Print...................................................         617       --
                                                           ----------  --------
 Consolidated............................................      30,587     4,877
                                                           ----------  --------
Segment Operating Profit (Loss)
 Television..............................................        (714)      982
 Radio...................................................     (14,845)     (227)
 Outdoor.................................................      (3,907)      --
 Print...................................................        (299)      --
                                                           ----------  --------
 Consolidated............................................     (19,765)      755
                                                           ----------  --------
Corporate Expenses.......................................       3,540     1,848
Non-Cash Stock-Based Compensation........................         959       --
                                                           ----------  --------
Consolidated Operating (Loss)............................  $  (24,264) $(1,093)
                                                           ==========  ========
Total Assets
 Television..............................................  $  372,314  $249,023
 Radio...................................................     850,315    19,725
 Outdoor.................................................     285,045       --
 Print...................................................       8,241       --
                                                           ----------  --------
 Consolidated............................................  $1,515,915  $268,748
                                                           ==========  ========
Capital Expenditures
 Television..............................................  $    7,484  $  2,580
 Radio...................................................         582       113
 Outdoor.................................................         194       --
 Print...................................................          14       --
                                                           ----------  --------
 Consolidated............................................  $    8,274  $  2,693
                                                           ==========  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   We operate 34 television stations (and have three additional television stations that are not yet operational) and 56 radio stations primarily in the Southwestern United States where the majority of U.S. Hispanics live, including the U.S./Mexican border markets. Our television stations consist primarily of Univision affiliates serving 21 of the top 50 U.S. Hispanic markets. Our radio stations consist of 39 FM and 17 AM stations serving portions of the Arizona, California, Colorado, Florida, Illinois, New Mexico and Texas markets.

   We were organized as a Delaware limited liability company in January 1996 to combine the operations of our predecessor entities. On August 2, 2000 we completed a reorganization in which all of the outstanding direct and indirect membership interests of our predecessor were exchanged for shares of our Class A and Class B common stock and Univision's subordinated note and option were exchanged for shares of our Class C common stock.

   We generate revenue from sales of national and local advertising time on television and radio stations and advertising in our publication and on our billboards. Advertising rates are, in large part, based on each station's ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when the commercials are broadcast, when publishing services are provided and when outdoor services are provided. We incur commissions from agencies on local, regional and national advertising. Our revenue reflects deductions from gross revenue for commissions to these agencies.

   Our primary expenses are employee compensation, including commissions paid to our sales staffs, marketing, promotion and selling costs, technical, local programming, engineering costs and general and administrative expenses. Our local programming costs for television consist of costs related to producing a local newscast in each of our markets.

   Prior to our August 2, 2000 IPO, we had historically not had material income tax expense or benefit reflected in our statement of operations as the majority of our subsidiaries have been non-taxpaying entities. Federal and state income taxes attributable to income during such periods were incurred and paid directly by the members of our predecessor. However, we are now a taxpaying organization. We have included in our March 31, 2000 financial statements a pro forma provision for income taxes and a pro forma net loss to show what our net income or loss would have been if we were a taxpaying entity. Our effective tax rate for the quarter ended March 31, 2001 was 36% which varies from 40% due to a portion of our acquisitions of Latin Communications Group Inc. ("LCG") and Z-Spanish Media Corporation ("Z-Spanish Media") being allocated to non-tax deductible goodwill.

                       Three Months Ended March 31, 2001
               Compared to the Three Months Ended March 31, 2000

   The following table sets forth selected data from our operating results for the three months ended March 31, 2001 and 2000 (dollars in thousands):

                                                      Three Months
                                                          Ended
                                                    ------------------
                                                     March     March
                                                      31,       31,
                                                    --------  --------
                                                      2001      2000    Change
                                                    --------  --------  ------
Statement of Operations Data:
  Net revenue...................................... $ 43,954  $ 17,264    155 %
  Direct operating expenses........................   22,993     7,883    192
  Selling, general and administrative expenses.....   10,139     3,749    170
  Corporate expenses...............................    3,540     1,848     92
  Depreciation and amortization....................   30,587     4,877    527
  Non-cash stock-based compensation................      959       --     N/M
                                                    --------  --------
  Operating income (loss)..........................  (24,264)   (1,093)  2120
  Interest expense, net............................    6,164     3,897     58
  Non-cash interest expense relating to beneficial
   conversion options..............................      --     31,600    N/M
                                                    --------  --------
  Loss before income tax...........................  (30,428)  (36,590)   (17)
  Income tax benefit (expense).....................   10,881         6    N/M
                                                    --------  --------
  Net loss......................................... $(19,547) $(36,584)    47
                                                    ========  ========
Other Data:
  Broadcast cash flow.............................. $ 10,822  $  5,632     92 %
  EBITDA (adjusted for non-cash stock-based
   compensation)...................................    7,282     3,784     92
  Cash flows from (used in) operating activities...   (1,228)    1,028   (219)
  Cash flows used in investing activities..........  (30,378)  (63,826)   (52)
  Cash flows from financing activities.............    1,066    63,954    (98)

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

Segment Operations

   Net Revenue. Net revenue in our television segment increased to $19.8 million for the three months ended March 31, 2001 from $16.1 million for the three months ended March 31, 2000, an increase of $3.7 million. Our acquisitions of television stations in the Boston, San Diego, Hartford and Orlando markets in the fourth quarter of 2000 account for approximately $2.2 million of the increase. Same station results for the stations we owned or operated during the three month periods ended March 31, 2001 and 2000, resulted in an increase of net revenue of $2.4 million, or 15%. This increase is primarily attributed to increased rates and increases in our start-up stations. These increases were offset by $0.9 million due to a decrease in network compensation from Univision.

   Net revenue in our radio segment increased to $13 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000, an increase of $11.8 million. This increase is primarily attributable to our acquisition of LCG in April 2000, Z-Spanish Media in August 2000, four radio stations from Sunburst Media, LP in September 2000 and the Federal Communications Commission ("FCC") licenses relating to the operations of two radio stations in Santa Monica/Newport Beach, California from Citicasters Co. in August 2000, which comprised $11.8 million of the increase. On a same station basis for the stations we owned or operated during the three month periods ended March 31, 2001 and 2000, net revenue increased 8%. This increase is primarily attributed to an increase in rates.

   Net revenue from our outdoor segment in the amount of $6.5 million for the three months ended March 31, 2001 is a result of our acquisition of Z-Spanish Media's outdoor business in August 2000 and our acquisition of certain outdoor advertising assets from Infinity (the "Infinity Assets") in October 2000.

   Net revenue from our publishing segment in the amount of $4.7 million for the three months ended March 31, 2001 is attributable to our acquisition of El Diario/la Prensa, the oldest major Spanish-language daily newspaper in New York, from LCG in April 2000.

Consolidated Operations

   Net Revenue. Net revenue increased to $44 million for the quarter ended March 31, 2001 from $17.3 million for the quarter ended March 31, 2000, an increase of $26.7 million. This increase was primarily a result of the acquisitions of LCG, Z-Spanish Media and the Infinity Assets, which accounted for $21.3 million of the increase. Other acquisitions accounted for $3.8 million of the increase. On a same station basis for the stations we owned or operated during the three month periods ended March 31, 2001 and 2000, net revenue increased by $2.5 million, or 16%. This increase is primarily attributed to increased sales rates and increases in our start-up stations. These increases were offset by $0.9 million due to a decrease in network compensation.

   Direct Operating Expenses. Direct operating expenses increased to $23 million for the quarter ended March 31, 2001 from $7.9 million for the quarter ended March 31, 2000, an increase of $15.1 million. This increase was primarily a result of the acquisition of LCG, Z-Spanish Media and the Infinity Assets, which accounted for $12.8 million of the increase. Other acquisitions accounted for $1.3 million of the increase. On a same station basis for the stations we owned or operated during the three month periods ended March 31, 2001 and 2000, direct operating expenses increased by $1 million, or 8%. The increase is primarily attributed to investments in sales tools, local news departments and ratings services. As a percentage of net revenue, direct operating expenses increased to 52% for the quarter ended March 31, 2001 from 46% for the quarter ended March 31, 2000. We expect the direct operating expenses as a percentage of revenue to decrease during the remainder of 2001 as revenue is traditionally weakest in the first quarter.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.1 million for the quarter ended March 31, 2001 from $3.7 million for the quarter ended March 31, 2000, an increase of $6.4 million. This increase was primarily attributable to the acquisitions of LCG, Z-Spanish Media and the Infinity Assets, which accounted for $5.2 million of the increase. Other acquisitions accounted for $1 million of the increase. On a same station basis for the stations we owned or operated during the three month periods ended March 31, 2001 and 2000, selling, general and administrative expenses increased $0.2 million, or 5%. This increase is primarily attributable to increases in rents and salaries. As a percentage of net revenue, selling, general and administrative expenses increased to 23% for the quarter ended March 31, 2001 from 22% for the quarter ended March 31, 2000 due to the increase in commissions in selling expenses. We expect the selling, general and administrative expenses as a percentage of revenue to decrease during the remainder of 2001 as revenue is traditionally weakest in the first quarter.

   Corporate Expenses. Corporate expenses increased to $3.5 million for the quarter ended March 31, 2001 from $1.8 million for the quarter ended March 31, 2000, an increase of $1.7 million. This increase was primarily due to the addition of our outdoor and print segments, the addition of 50 radio stations and personnel. As a percentage of net revenue, corporate expenses decreased to 8% for the quarter ended March 31, 2001 from 11% for the quarter ended March 31, 2000. We expect corporate expenses to continue to decrease as a percentage of revenue.

   Depreciation and Amortization. Depreciation and amortization increased to $30.6 million for the quarter ended March 31, 2001 from $4.9 million for the quarter ended March 31, 2000, an increase of $25.7 million. This increase was primarily attributable to the acquisitions of LCG, Z-Spanish Media and the Infinity Assets, which accounted for $22.1 million of the increase. Other acquisitions accounted for $3.8 million of the increase.

   Non-Cash Stock-Based Compensation. Non-cash stock-based compensation increased to $1 million for the quarter ended March 31, 2001 from $0 for the quarter ended March 31, 2000. Non-cash stock-based compensation consists primarily of compensation expense relating to stock awards granted to our employees.

   Operating Loss. As a result of the above factors, we recognized an operating loss of $24.3 million for the quarter ended March 31, 2001 compared to an operating loss of $1.1 million for the quarter ended March 31, 2000, an increase of $23.2 million. The increased loss was due to the factors described above.

   Interest Expense, Net. Interest expense increased to $6.2 million for the quarter ended March 31, 2001 from $3.9 million for the quarter ended March 31, 2000, an increase of $2.3 million. This increase is primarily due to the increased bank loan facility and the issuance of a $37.5 million note in connection with our acquisition of WUNI-TV in December 2000.

   Net Loss. We recognized a net loss of $19.5 million for the quarter ended March 31, 2001 compared to a net loss of $36.6 million for the quarter ended March 31, 2000. Excluding non-cash stock-based compensation and interest expense relating to the estimated intrinsic value of the conversion option feature in our convertible subordinated note to Univision, our net loss increased to $18.6 million for the quarter ended March 31, 2001 from $5 million for the quarter ended March 31, 2000.

   Broadcast Cash Flow. Broadcast cash flow increased to $10.8 million for the quarter ended March 31, 2001 from $5.6 million for the quarter ended March 31, 2000, an increase of $5.2 million. As a percentage of net revenue, broadcast cash flow decreased to 25% for the quarter ended March 31, 2001 from 33% for the quarter ended March 31, 2000. The decrease in broadcast cash flow ratio is primarily attributed to the change in our business as a result of our diversification into radio, print and other outdoor advertising media as a result of our 2000 acquisitions. We expect broadcast cash flow to increase as a percentage of revenue as we continue to integrate our stations and outdoor operations.

   EBITDA. EBITDA increased to $7.3 million for the quarter ended March 31, 2001 from $3.8 million for the quarter ended March 31, 2000, an increase of $3.5 million. As a percentage of net revenue, EBITDA decreased to 17% for the quarter ended March 31, 2001 from 22% for the quarter ended March 31, 2000.

Liquidity and Capital Resources Overview

   Our primary sources of liquidity are cash provided by operations and available borrowings under our bank credit facility in the amount of $600 million, of which $200 million was outstanding as of March 31, 2001. The credit facility is secured by substantially all of our assets as well as the pledge of the stock of several of our subsidiaries, including our special purpose subsidiaries formed to hold our FCC licenses, and consists of a $250 million revolving credit facility and a $150 million Term A loan, both bearing interest at LIBOR (6.6875% at March 31, 2001) plus a margin ranging from 0.875% to 2.75% based on our leverage, and a $200 million Term B loan bearing interest at LIBOR plus 2.75%. The revolving credit facility expires on December 31, 2007. If not used, the Term A loan commitment expires on July 31, 2001. Upon expiration of the Term A loan commitment, we will have a $150 million incremental loan facility under substantially the same terms, expiring on December 31, 2007. The Term B loan expires on December 31, 2008. The revolving credit facility contains scheduled quarterly reductions in the amount that is available ranging from $6.3 million to $18.8 million, commencing September 30, 2002. The Term A loan, if drawn, contains scheduled quarterly reductions in the amount that is available ranging from $1.9 million to $11.3 million, commencing on September 30, 2001. The Term B loan contains scheduled quarterly reductions in the amount that is available ranging from $0.5 million to $42.5 million, commencing September 30, 2001. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum and levied upon the unused portion of the amount available. All of the outstanding balance as of March 31, 2001 was under the Term B loan.

   The credit facility contains a mandatory prepayment clause in the event that we should liquidate any assets if the proceeds are not utilized to acquire assets of the same type within one year, receive insurance or condemnation proceeds which are not fully utilized toward the replacement of such assets or have excess cash flows.

   The credit facility contains certain financial covenants relating to maximum total debt ratio, total interest coverage ratio and a fixed charge coverage ratio. The covenants become increasingly restrictive in the later years of the credit facility. The credit facility also contains restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and the sale of assets over a certain limit. Additionally, we are required to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

   The credit facility requires us to maintain our FCC licenses for our broadcast properties and contains other operating covenants, including restrictions on our ability to incur additional indebtedness and pay dividends.

   Acquisitions having an aggregate maximum consideration during the term of our credit agreement of greater than $25 million but less than or equal to $75 million are conditioned on delivery to the agent bank of a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised projections for those acquisitions. For acquisitions having an aggregate maximum consideration during the term of our credit agreement in excess of $75 million, majority lender consent of the bank group is required. We can draw on our revolving credit facility without prior approval for working capital needs and acquisitions below $25 million.

   Net cash flow used in operating activities increased to approximately $1.2 million for the three months ended March 31, 2001, from cash provided of approximately $1 million for three months ended March 31, 2000.

   Net cash flow used in investing activities decreased to approximately $30.4 million for the three months ended March 31, 2001, from approximately $63.8 million for three months ended March 31, 2000. During the three months ended March 31, 2001, we acquired media properties for a total of approximately $24 million, including KXGM-FM for $19.2 million and the construction permit for KPMR-TV for $4.8 million. We made capital expenditures of approximately $8 million, including $2.3 million for a building in San Diego, California and $3.5 million for construction of new buildings and start-up stations. During the three months ended March 31, 2000, we acquired broadcast properties for a total of approximately $46 million, made a deposit of $17 million for an acquisition and made capital expenditures totaling approximately $3 million.

   Net cash flow from financing activities decreased to approximately $1.1 million for the three months ended March 31, 2001 from approximately $64 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, we received proceeds from the exercise of stock options in the amount of approximately $1 million. During the three months ended March 31, 2000, we increased our subordinated debt by $110 million and paid down our revolving bank credit facility by $46 million.

   During the remainder of 2001, we anticipate our capital expenditures will be approximately $23 million, including the building of two television facilities and upgrading approximately seven television stations to digital, as well as upgrades and maintenance on broadcasting equipment and facility improvements to radio stations and to our outdoor division. We anticipate paying for these capital expenditures out of net cash flow from operating activities. The amount of these capital expenditures may change based on future changes in business plans, our financial conditions and general economic conditions.

   We currently anticipate that the funds generated from operations and available borrowings under our credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

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

   On March 19, 2001, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $35 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance stock repurchases, if and when made, with our available cash on hand and cash provided by operations. No shares of Class A common stock were repurchased during the quarter ended March 31, 2001.

   On April 4, 2001, the Company's Board of Directors adopted the 2001 Employee Stock Purchase Plan (the "Purchase Plan"). Subject to adjustments in the Company's capital structure, as defined in the Purchase Plan, the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the next ten calendar years, beginning January 1, 2002. All employees of the Company and its subsidiaries are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee, as of an offering date. The first offering period under the Purchase Plan will commence on August 15, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

   Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. We may be required to periodically enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes. Our credit facility requires us to maintain an interest rate protection agreement if we exceed certain leverage ratios as defined in our credit agreement.

Interest Rates

   Our bank term loan bears interest at a variable rate of LIBOR plus 2.75%. As of March 31, 2001, we were not required to hedge any of our outstanding variable rate debt by using an interest rate cap. Based on our overall interest rate exposure on our LIBOR loans as of March 31, 2001, a change of 10% in interest rates would have an impact of approximately $2 million on a pre-tax earnings and pre-tax cash flows over a one year period.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

   We were a party to a proceeding before the American Arbitration Association, or AAA, in Phoenix, Arizona with Hispanic Broadcasting Corporation, or HBC, regarding a dispute over an agreement to exchange radio stations KLNZ-FM, Glendale, Arizona, and KRTX-FM, Winnie, Texas, with one another. In written decisions issued in December 2000 and February 2001, the AAA issued an Interim Award of Arbitrators ruling that the parties will not exchange stations and awarding HBC $2,000,000 with interest thereon at the rate of 10% per annum from October 1999, plus costs and attorney's fees incurred by HBC in connection with the arbitration.

   We were a defendant to a lawsuit filed in the Superior Court of the District of Columbia by First Millenium Communications, Inc. to resolve certain contract disputes arising out of a terminated brokerage-type arrangement. The litigation primarily concerns the payment of a brokerage fee alleged to be due in connection with the acquisition of television station WBSV-TV in Sarasota, Florida for $17 million, after taking into account certain additional capital expenditures, losses, interest expense and management fees. The parties have reached a confidential settlement and the lawsuit was dismissed with prejudice by court order. The settlement provides that the parties will resolve the dispute with respect to television station WBSV-TV pursuant to binding arbitration. The arbitration is scheduled to take place in June 2001.

   On February 2, 2001, we reached a settlement with the Telemundo Network Group LLC and certain of its related entities with respect to the parties' pending disputes relating to our investment in XHAS-TV, Channel 33, Tijuana, Mexico. The actions previously filed in Florida and California were dismissed with prejudice without either party compensating the other.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   The following exhibits are attached hereto and incorporated herein by reference.

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
 10.1(1) First Amendment to Executive Employment Agreement dated March 9, 2001 by and between the registrant and Jeffery A. Liberman.

 10.2(1) First Amendment to Lease and Agreement re: Sixth Floor Additional
         Space dated as of March 15, 2001 by and between Water Garden Company,
         L.L.C., Entravision Communications Company, L.L.C. and the registrant.

--------
(1) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC on March 28, 2001.

   (b) Reports on Form 8-K

   We filed a report on Form 8-K (Item 5), dated February 27, 2001, on February 28, 2001 in which we reported unaudited pro forma operating results.

   We filed a report on Form 8-K (Item 5), dated March 9, 2001, on March 12, 2001 in which we reported the meeting and record dates for our 2001 Annual Meeting of Stockholders.

   We filed a report on Form 8-K (Item 5), dated March 19, 2001, on March 20, 2001 in which we reported revised financial expectations for the 2001 first quarter and full year and announced the approval of our stock repurchase program.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ENTRAVISION COMMUNICATIONS CORPORATION

                                 By:          /s/ Jeanette Tully
                                    ___________________________________________
                                                 Jeanette Tully
                                 Executive Vice President, Treasurer and Chief
                                                Financial Officer

Dated: May 15, 2001