Form 10-Q
period 2001-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2001-08-13
CIK 1109116

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ______________

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        Commission file number 1-15997
                                ______________

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

                                ______________

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

   As of August 7, 2001, there were 66,132,620 shares, $0.0001 par value per share, of the registrant's Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant's Class B common stock outstanding and 21,983,392 shares, $0.0001 par value per share, of the registrant's Class C common stock outstanding.


================================================================================

                    ENTRAVISION COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
           and December 31, 2000..................................................      3

           Consolidated Statements of Operations for the Three and Six Months
           Ended June 30, 2001 (Unaudited) and June 30, 2000 (Unaudited)..........      5

           Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2001 (Unaudited) and June 30, 2000 (Unaudited)..........      6

           Notes to Consolidated Financial Statements (Unaudited).................      8

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation...................................................     15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............     25


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings......................................................     26

Item 2.    Changes in Securities and Use of Proceeds..............................     26

Item 3.    Defaults Upon Senior Securities........................................     26

Item 4.    Submission of Matters to a Vote of Security Holders....................     27

Item 5.    Other Information......................................................     28

Item 6.    Exhibits and Reports on Form 8-K.......................................     28

Forward Looking Statements

     This Form 10-Q contains forward-looking statements, including statements concerning our expectations of future revenue, expenses, the outcome of our growth and acquisition strategy and the projected growth of the Hispanic population in the United States. Forward-looking statements often include words or phrases such as "will likely result," "expect," "will continue," "anticipate," "may," "estimate," "intend," "plan," "project," "outlook," "seek" or similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors which could cause actual results to differ from expectations include those under the heading "Factors that May Affect Future Results" in our Form 10-Q for the quarter ended June 30, 2000. Our results of operations may be adversely affected by one or more of these factors. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Form 10-Q.

                                    PART I

                             FINANCIAL INFORMATION

Item 1.   Financial Statements

                    ENTRAVISION COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                           June 30,       December 31,
                                                                                             2001             2000
                                                                                        --------------   --------------
                                                                                          (unaudited)
                                   ASSETS
Current assets
    Cash and cash equivalents                                                           $       24,603   $       69,224
    Receivables:
       Trade, net of allowance for doubtful accounts of
         2001 $5,686; 2000 $5,966 (including amounts due from
         Univision of 2001 $367; 2000 $0)                                                       45,326           38,274
       Related parties                                                                             273              273
    Prepaid expenses and other current assets                                                    5,208            3,038
    Deferred taxes                                                                               3,551           11,244
                                                                                        --------------   --------------
          Total current assets                                                                  78,961          122,053
Property and equipment, net                                                                    178,075          169,289
Intangible assets, net                                                                       1,308,547        1,257,348
Other assets, including amounts due from related parties of 2001 $581; 2000
    $562 and deposits on acquisitions of 2001 $402; 2000 $2,689                                 11,220           11,803
                                                                                        --------------   --------------
                                                                                        $    1,576,803   $    1,560,493
                                                                                        ==============   ==============


                LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
                      STOCK AND STOCKHOLDERS' EQUITY
    Current liabilities
    Current maturities of notes and advances payable, related parties                   $          196   $          201
    Current maturities of long-term debt                                                        10,858            2,452
    Accounts payable and accrued expenses (including related parties of 2001
       $504; 2000 $711 which includes amounts due to Univision of 2001
       $412; 2000 $362)                                                                         23,796           30,274
                                                                                        --------------   --------------
          Total current liabilities                                                             34,850           32,927
                                                                                        --------------   --------------
    Notes payable, less current maturities                                                     243,133          252,495
    Other long-term liabilities                                                                  6,367            6,672
    Deferred taxes                                                                             181,264          132,419
                                                                                        --------------   --------------
          Total liabilities                                                                    465,614          424,513
                                                                                        --------------   --------------
Commitments and contingencies

Series A mandatorily redeemable convertible preferred stock, $0.0001 par value,
    11,000,000 shares authorized; shares issued and outstanding 5,865,102                       83,564           80,603
                                                                                        ---------------  --------------
Stockholders' equity
    Preferred stock, $.0001 par value, 39,000,000 shares authorized; none
       issued and outstanding                                                                       --               --
    Class A common stock, $0.0001 par value, 260,000,000 shares authorized;
       shares issued and outstanding 2001 66,131,698; 2000 65,626,063                                7                7
    Class B common stock, $0.0001 par value, 40,000,000 shares authorized;
       shares issued and outstanding 27,678,533                                                      3                3
    Class C common stock, $0.0001 par value, 25,000,000 shares authorized;
       shares issued and outstanding 21,983,392                                                      2                2
    Additional paid-in capital                                                               1,097,171        1,092,865
    Deferred compensation                                                                       (4,381)          (5,745)
    Accumulated deficit                                                                        (64,557)         (31,147)
                                                                                        --------------   --------------
                                                                                             1,028,245        1,055,985
                                                                                        --------------   --------------
    Less: Stock subscription notes receivable                                                     (620)            (608)
                                                                                        --------------   --------------
                                                                                             1,027,625        1,055,377
                                                                                        --------------   --------------
                                                                                        $    1,576,803   $    1,560,493
                                                                                        ==============   ==============

                See Notes to Consolidated Financial Statements

                    ENTRAVISION COMMUNICATIONS CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
  (In thousands, except share, per share and per L.L.C. membership unit data)

                                                              Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                             2001             2000             2001            2000
                                                        ---------------   --------------  ---------------  -------------
 Net revenue (including amounts from Univision
     of $610, $2,258, $786 and $3,304)                  $       56,864    $      35,660   $      100,818   $     52,924
                                                        ---------------   --------------  ---------------  -------------
 Expenses:
 Direct operating expenses (including
     Univision national representation fees of
     $1,255, $1,028, $2,202 and $1,950)                         25,486           13,073           48,551         20,956
 Selling, general and administrative expenses
     (excluding non-cash stock-based compensation
     of $795, $3,563, $1,754 and $3,563)                        10,901            8,588           21,040         12,337
 Corporate expenses (including related parties
     of $95, $114, $157 and $183)                                3,603            2,180            7,143          4,028
 Non-cash stock-based compensation                                 795            3,563            1,754          3,563
 Depreciation and amortization                                  29,193           10,260           59,780         15,137
                                                        ---------------   --------------  ---------------  -------------
                                                                69,978           37,664          138,268         56,021
                                                        ---------------   --------------  ---------------  -------------

        Operating loss                                         (13,114)          (2,004)         (37,450)        (3,097)
 Interest expense (including amounts to
     Univision of $0, $2,103, $0 and $2,919)                    (5,952)         (10,034)         (12,767)       (14,140)
 Non-cash interest expense relating to
     related-party beneficial conversion options                   -             (5,461)             -          (37,061)
 Gain on sale of media property                                  1,596              -              1,668            -
 Interest income                                                   388              237            1,039            446
                                                        ---------------   --------------  ---------------  -------------
        Loss before income taxes                               (17,082)         (17,262)         (47,510)       (53,852)
 Income tax benefit (expense)                                    6,181             (165)          17,062           (159)
                                                        ---------------   --------------  ---------------  -------------
        Net loss                                        $      (10,901)   $     (17,427)  $      (30,448)  $    (54,011)

 Accretion of preferred stock redemption value                   1,541              -              2,962            -
                                                        ---------------   --------------  ---------------  -------------
 Net loss applicable to common stock                    $      (12,442)   $     (17,427)  $      (33,410)  $    (54,011)
                                                        ===============   ==============  ===============  =============

 Pro forma provision for income tax benefit                                       2,676                           4,454
                                                                          ==============                   =============
 Pro forma net loss                                                       $     (14,586)                   $    (49,398)
                                                                          ==============                   =============
 Per share data:
     Net loss per share
        Basic and diluted, 2000 pro forma               $        (0.11)   $       (0.45)  $        (0.29)  $      (1.52)
                                                        ===============   ==============  ===============  =============
 Weighted average common shares outstanding:
        Basic and diluted, 2000 pro forma                  115,144,312       32,635,302      114,990,182     32,501,900
                                                        ===============   ==============  ===============  =============

 Loss per L.L.C. membership unit                                          $       (8.55)                   $     (26.77)
                                                                          ==============                   =============

                 See Notes to Consolidated Financial Statements

                    ENTRAVISION COMMUNICATIONS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                --------------------------------
                                                                                     2001             2000
                                                                                ---------------  ---------------
Cash Flows from Operating Activities:
    Net (Loss)                                                                  $      (30,448)  $      (54,011)
    Adjustments to Reconcile Net (Loss) to Net Cash (Used In) Provided by
     Operating Activities:
       Depreciation and amortization                                                    59,780           14,484
       Deferred income taxes (benefit)                                                 (17,276)             -
       Amortization of debt issue costs                                                    643              653
       Amortization of syndication contracts                                               536              -
       Intrinsic value of subordinated note exchange option                                -             37,061
       Non-cash stock-based compensation                                                 1,754            3,563
       Gain on sale of media property and other assets                                  (1,668)             -
       Changes in assets and liabilities, net of effect of business combinations and dispositions:
          (Increase) in accounts receivable                                             (7,134)          (3,705)
          (Increase) in prepaid expenses and other assets                               (2,732)          (3,059)
          Increase (decrease) in accounts payable, accrued expenses and other           (6,584)           9,772
                                                                                ---------------  ---------------
              Net cash (used in) provided by operating activities                       (3,129)           4,758
                                                                                ---------------  ---------------
Cash Flows from Investing Activities:
    Proceeds from disposal of media properties and other assets                          2,743               25
    Purchases of property and equipment                                                (14,998)          (5,066)
    Cash deposits and purchase price on acquisitions                                   (31,942)        (313,860)
                                                                                ---------------  ---------------
              Net cash (used in) investing activities                                  (44,197)        (318,901)
                                                                                ---------------  ---------------
Cash Flows from Financing Activities:
    Proceeds from issuance of common stock                                               3,897              -
    Principal payments on notes payable                                                 (1,192)         (61,796)
    Proceeds from borrowing on notes payable                                               -            381,602
    Payments of deferred debt costs                                                        -             (3,414)
                                                                                ---------------  ---------------
              Net cash provided by financing activities                                  2,705          316,392
                                                                                ---------------  ---------------
              Net increase (decrease) in cash and cash equivalents                     (44,621)           2,249

Cash and Cash Equivalents:
    Beginning                                                                           69,224            2,357
                                                                                ---------------  ---------------
    Ending                                                                      $       24,603   $        4,606
                                                                                ===============  ===============

                 See Notes to Consolidated Financial Statements

Supplemental Disclosures of Cash Flow Information:

    Cash Payments for:
       Interest                                                                 $       10,458   $        7,785
                                                                                ===============  ===============

       Income taxes                                                             $          338   $          327
                                                                                ===============  ===============

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
    Property and equipment acquired under capital lease obligations             $          878   $           -
                                                                                ===============  ===============
    Assets Acquired and Debt Issued In Business Combinations:
       Current assets, net of cash acquired                                     $           -    $       19,621
       Broadcast equipment and furniture and fixtures                                    2,053           11,816
       Intangible assets                                                               120,316          343,386
       Other assets                                                                        -                959
       Current liabilities                                                                 -             (5,730)
       Deferred taxes                                                                  (73,498)         (63,090)
       Other liabilities                                                                   -             (1,545)
       Estimated fair value allocated to option agreement                                  -             (3,015)
       Estimated fair market value of properties exchanged                             (14,528)             -
       Less cash deposits from prior year                                               (2,476)          (8,500)
                                                                                ---------------  ---------------
          Net cash paid                                                         $       31,867   $      293,902
                                                                                ===============  ===============
    Exercises of exchange stock options granted in business combinations        $        1,014   $           -
                                                                                ===============  ===============

                 See Notes to Consolidated Financial Statements

                    ENTRAVISION COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 2001

1.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the "Company" or "ECC"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Form 10-K for the fiscal year ended December 31, 2000. The unaudited information contained herein has been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of the Company's management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2001 or any other future period.

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

                    ENTRAVISION COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(Continued)
                                 June 30, 2001

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

     ECC LLC and the Affiliates were considered to be under common control and, as such, the exchange was accounted for in a manner similar to a pooling of interests.

Earnings Per Share

     Basic earnings per share is computed as net income (loss) less accretion of the discount on Series A mandatorily redeemable convertible preferred stock, divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from shares issuable through options and convertible securities.

     For the three and six months ended June 30, 2001, all dilutive securities have been excluded because their inclusion would have had an antidilutive effect on earnings per share. As of June 30, 2001, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive are as follows: 5,258,158 stock options, 357,045 unvested stock grants subject to repurchase and 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock.

Earnings Per Membership Unit

     Basic earnings per membership unit is computed as net income (loss) divided by the number of membership units outstanding as of the last day of the period. Diluted earnings per unit reflects the potential dilution that could occur from membership units issuable through options and convertible securities. For the three and six months ended June 30, 2000, all dilutive securities have been excluded because their inclusion would have had an antidilutive effect on earnings per membership unit.

                    ENTRAVISION COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(Continued)
                                 June 30, 2001

     The following table sets forth the calculation of loss per membership unit:

                                                  Three months ended            Six months ended
                                                     June 30, 2000               June 30, 2000
                                                      (In thousands, except membership units)
Net loss                                             $    (17,427)                $    (54,011)
   Less: Net loss of member corporations                     (736)                      (1,757)
                                                     -------------                -------------
Net loss applicable to L.L.C. members                $    (16,691)                $    (52,254)
                                                     =============                =============
L.L.C. membership units outstanding                     1,952,035                    1,952,035
                                                     =============                =============

Pro Forma Income Tax Adjustments and Pro Forma Earnings Per Share

     Pro forma income tax information is included in these financial statements for the three and six months ended June 30, 2000 to show what the significant effects might have been on the historical statements of operations had the Company and its affiliates not been treated as flow-through entities not subject to income taxes. The pro forma information reflects a benefit for income taxes at the assumed effective rate for the three and six months ended June 30, 2000.

     The weighted average number of shares of common stock outstanding during the three and six month periods ended June 30, 2000 used to compute pro forma basic and diluted net loss per share is based on the conversion ratio used to exchange ECC LLC membership units and member corporation shares for shares of ECC's common stock in the Exchange Transaction.

4.   Business Acquisitions and Dispositions

     During the six months ended June 30, 2001, the Company acquired radio station KXGM-FM in Dallas, Texas in exchange for approximately $19.2 million in cash and two of its radio stations with a fair market value of approximately $14.5 million. This exchange transaction was accounted for at fair value with no gain or loss recognized. In a separate transaction, the Company also acquired radio station KDVA-FM in Phoenix, Arizona for approximately $10.1 million in cash. Additionally the Company acquired a construction permit for television station KPMR-TV in Santa Barbara, California for approximately $4.8 million in cash.

     In June 2001, the Company sold two of its radio stations, KEWE-AM and KHHZ-FM in Oroville, California, for approximately $2.6 million. The gain on the sale of these radio stations was approximately $1.6 million.

                    ENTRAVISION COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(Continued)
                                 June 30, 2001

Pro Forma Results

     The following pro forma results of continuing operations give effect to the Company's 2001 and 2000 acquisitions as if they had occurred on January 1, 2000 and 1999, respectively. The unaudited pro forma results have been prepared using the historical financial statements of the Company and each acquired entity if considered a business. The unaudited pro forma results give effect to certain adjustments including amortization of goodwill, depreciation of property and equipment, interest expense and the related tax effects as if the Company had been a tax paying entity since January 1, 2000. Additionally, pro forma basic and diluted net loss per share has been calculated as if our reorganization had occurred as of January 1, 2000.

                                                  Three months ended            Six months ended
                                                        June 30                     June 30
                                             --------------------------    --------------------------
                                                2001           2000            2001           2000
                                             -----------    -----------    -----------    -----------
                                                       (In millions, except per share data)
Net revenue............................      $     56.9     $     53.5     $    100.8     $     92.0
Net loss...............................           (12.6)         (25.2)         (33.6)         (75.6)
Basic and diluted net loss per share...      $    (0.11)    $    (0.42)    $    (0.29)    $    (1.25)

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

     The Company issued a total of 639,958 stock options in the first six months of 2001 to various employees and non-employee directors of the Company under the Plan.

                    ENTRAVISION COMMUNICATIONS CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(Continued)
                                 June 30, 2001

6.   Segment Information

     Upon completion of the business and asset acquisitions during 2000, management determined that the Company operates in four reportable segments based upon the type of advertising medium, which consist of television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. As a result of the redetermination of reportable segments in 2000, all previously reported information has been retroactively restated to be consistent with the presentation management currently utilizes to determine its reportable segments. Information about each of the operating segments follows:

Television Broadcasting

     The Company operates 37 television stations primarily in the southwestern United States, consisting primarily of Univision affiliates.

Radio Broadcasting

     The Company operates 54 radio stations (39 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas.

Outdoor Advertising

     The Company owns approximately 11,200 billboards in Los Angeles and New
York.

Newspaper Publishing (Print)

     The Company's newspaper publishing operation consists of a publication in New York.

     Separate financial data for each of the Company's operating segments is provided below. Segment operating loss is defined as operating loss before corporate expenses and non-cash stock-based compensation. There have been no significant sources of revenue generated outside the United States during the three and six month periods ended June 30, 2001 and 2000. The Company evaluates the performance of its operating segments based on the following (in thousands):

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                  -------------------------------    -------------------------------
                                                      2001             2000              2001             2000
                                                  --------------   --------------    --------------   --------------
Net Revenue
   Television.................................    $      24,418    $      22,678     $      44,247    $      38,917
   Radio......................................           18,134            8,772            31,110            9,797
   Outdoor....................................            9,265             -               15,763             -
   Print......................................            5,047            4,210             9,698            4,210
                                                  --------------   --------------    --------------   --------------

   Consolidated...............................    $      56,864    $      35,660     $     100,818    $      52,924
                                                  ==============   ==============    ==============   ==============
Direct Expenses
   Television.................................    $       9,969    $       8,720     $      18,955    $      15,956
   Radio......................................            6,844            2,199            12,768            2,846
   Outdoor....................................            5,201             -                9,930             -
   Print......................................            3,472            2,154             6,898            2,154
                                                  --------------   --------------    --------------   --------------

   Consolidated...............................    $      25,486    $      13,073     $      48,551    $      20,956
                                                  ==============   ==============    ==============   ==============
Selling, General and Administrative Expenses
   Television.................................    $       4,693    $       4,101     $       9,107    $       7,618
   Radio......................................            4,065            3,271             8,012            3,503
   Outdoor....................................            1,198             -                2,069             -
   Print......................................              945            1,216             1,852            1,216
                                                  --------------   --------------    --------------   --------------

   Consolidated...............................    $      10,901    $       8,588     $      21,040    $      12,337
                                                  ==============   ==============    ==============   ==============
Depreciation and Amortization
   Television.................................    $       7,302    $       5,547     $      14,445    $      10,008
   Radio......................................           16,760            4,614            34,782            5,030
   Outdoor....................................            4,836             -                9,641             -
   Print......................................              295               99               912               99
                                                  --------------   --------------    --------------   --------------

   Consolidated...............................    $      29,193    $      10,260     $      59,780    $      15,137
                                                  ==============   ==============    ==============   ==============
Segment Operating Profit (Loss)
   Television.................................    $       2,454    $       4,310     $       1,740    $       5,335
   Radio......................................           (9,535)          (1,312)          (24,452)          (1,582)
   Outdoor....................................           (1,970)            -               (5,877)            -
   Print......................................              335              741                36              741
                                                  --------------   --------------    --------------   --------------

   Consolidated...............................    $      (8,716)   $       3,739     $     (28,553)   $       4,494
                                                  ==============   ==============    ==============   ==============

Corporate Expenses............................            3,603            2,180             7,143            4,028
Non-Cash Stock-Based Compensation.............              795            3,563             1,754            3,563
                                                  --------------   --------------    --------------   --------------

Consolidated Operating (Loss).................    $     (13,114)   $      (2,004)    $     (37,450)   $      (3,097)
                                                  ==============   ==============    ==============   ==============

Total Assets
   Television.................................    $     439,779    $     515,698     $     439,779    $     515,698
   Radio......................................          846,635           84,258           846,635           84,258
   Outdoor....................................          282,651             -              282,651             -
   Print......................................            7,738            4,345             7,738            4,345
                                                  --------------   --------------    --------------   --------------

   Consolidated...............................    $   1,576,803    $     604,301     $   1,576,803    $     604,301
                                                  ==============   ==============    ==============   ==============
Capital Expenditures
   Television..................................   $       6,996    $       1,857     $      14,480    $       4,550
   Radio.......................................             560              504             1,142              504
   Outdoor.....................................               1              -                 195              -
   Print.......................................              45               12                59               12
                                                  --------------   --------------    --------------   --------------
   Consolidated................................   $       7,602    $       2,373     $      15,876    $       5,066
                                                  ==============   ==============    ==============   ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     We operate 37 television stations and 54 radio stations primarily in the Southwestern United States where the majority of U.S. Hispanics live, including the U.S./Mexican border markets. Our television stations consist primarily of Univision affiliates serving 21 of the top 50 U.S. Hispanic markets. Our radio stations consist of 39 FM and 15 AM stations serving portions of the Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas markets.

     We were organized as a Delaware limited liability company in January 1996 to combine the operations of our predecessor entities. On August 2, 2000 we completed a reorganization in which all of the outstanding direct and indirect membership interests of our predecessor were exchanged for shares of our Class A and Class B common stock and a $120 million subordinated note and option held by Univision was exchanged for shares of our Class C common stock.

     We generate revenue from sales of national and local advertising time on television and radio stations and advertising in our publication and on our billboards. Advertising rates are, in large part, based on each media's ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast, publishing services are provided and outdoor services are provided. We incur commissions from agencies on local, regional and national advertising. Our revenue reflects deductions from gross revenue for commissions to these agencies.

     Our primary expenses are employee compensation, including commissions paid to our sales staffs, marketing, promotion and selling, technical, local programming, engineering and general and administrative. Our local programming costs for television consist of costs related to producing a local newscast in most of our markets.

     Prior to our August 2, 2000 IPO, we had historically not had material income tax expense or benefit reflected in our statement of operations as the majority of our subsidiaries have been non-taxpaying entities. Federal and state income taxes attributable to income during such periods were incurred and paid directly by the members of our predecessor. However, we are now a taxpaying entity. We have included in our June 30, 2000 financial statements a pro forma provision for income taxes and a pro forma net loss to show what our net income or loss would have been if we were a taxpaying entity at such time. Our effective tax rate for the quarter ended June 30, 2001 was 36% which varies from 40% due to a portion of our acquisitions of Latin Communications Group Inc. ("LCG") and Z-Spanish Media Corporation ("Z-Spanish Media") being allocated to non-tax deductible goodwill.

                 Three Months and Six Months Ended June 30, 2001
        Compared to the Three Months and Six Months Ended June 30, 2000

         The following table sets forth selected data from our operating results for the three and six months ended June 30, 2001 and 2000 (dollars in thousands):

                                                 Three Months Ended                       Six Months Ended
                                                 ------------------         %             ----------------          %
                                             June 30, 2001 June 30, 2000  Change    June 30, 2001  June 30, 2000  Change
                                            -----------------------------------------------------------------------------
  Statement of Operations Data:
       Net revenue                          $    56,864   $    35,660         59%  $    100,818   $    52,924        90%
       Direct operating expenses                 25,486        13,073         95%        48,551        20,956       132%
       Selling, general and
        administrative expenses                  10,901         8,588         27%        21,040        12,337        71%
       Corporate expenses                         3,603         2,180         65%         7,143         4,028        77%
       Depreciation and amortization             29,193        10,260        185%        59,780        15,137       295%
       Non-cash stock-based compensation            795         3,563        -78%         1,754         3,563       -51%
                                            --------------------------             ---------------------------
       Operating loss                           (13,114)       (2,004)       554%       (37,450)       (3,097)     1109%
       Interest expense, net                     (5,564)       (9,797)       -43%       (11,728)      (13,694)      -14%
       Gain on sale of media property             1,596            -         N/M          1,668            -        N/M
       Non-cash interest expense
        relating to beneficial
        conversion options                         -           (5,461)      -100%          -          (37,061)      100%
                                            --------------------------             ---------------------------
       Loss before income tax                   (17,082)      (17,262)        -2%       (47,510)      (53,852)      -12%
       Income tax benefit (expense)               6,181          (165)       N/M         17,062          (159)      N/M
                                            --------------------------             ---------------------------
       Net loss                             $   (10,901)  $   (17,427)       -37%  $    (30,448)  $   (54,011)      -44%
                                            ============  ============             ===========================

  Other Data:
       Broadcast cash flow                  $    20,477   $    13,999         46%  $     31,227   $    19,631        59%
       EBITDA (adjusted for non-cash
        stock-based compensation)           $    16,874   $    11,819         43%  $     24,084   $    15,603        54%
       Cash flows from (used in)
        operating activities                $    (1,901)  $     3,730       -151%  $     (3,129)  $     4,758      -166%
       Cash flows (used in) investing
        activities                          $   (13,819)  $  (255,075)      - 95%  $    (44,197)  $  (318,901)      -86%
       Cash flows from financing
        activities                          $     1,639   $   252,438       - 99%  $      2,705   $   316,392       -99%
       Capital expenditures                 $     7,602   $     2,373        220%  $     15,876   $     5,066       213%

     Broadcast cash flow means operating income (loss) before corporate expenses, depreciation and amortization, non-cash stock-based compensation and gain on sale of media property. We have presented broadcast cash flow which we believe is comparable to the data provided by other companies in the broadcast industry, because such data is commonly used as a measure of performance for companies in our industry. However, broadcast cash flow should not be construed as an alternative to operating income (as determined in accordance with accounting principles generally accepted in the United States of America) as an indicator of operating performance or to cash flows from operating activities (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of liquidity.

     EBITDA means broadcast cash flow less corporate expenses (adjusted for non-cash stock-based compensation) and is commonly used in the broadcast industry to analyze and compare broadcast companies on the basis of operating performance, leverage and liquidity. EBITDA, as presented above, may not be comparable to similarly titled measures of other companies unless such measures are calculated in substantially the same fashion. EBITDA should not be construed as an alternative to operating income (as determined in accordance with accounting principles generally accepted in the United States of America) as an indicator of operating performance or to cash flows from operating activities (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of liquidity.

Consolidated Operations

     Net Revenue. Net revenue increased to $56.9 million for the quarter ended June 30, 2001 from $35.7 million for the quarter ended June 30, 2000, an increase of $21.2 million. The increase was primarily attributable to acquisitions, which accounted for of $20.1 million of the increase. Same station results for the stations we owned or operated during the three month period ended June 30, 2001, resulted in an increase of net revenue of $3.9 million. This increase was primarily attributable to increased inventory sold and increased rates. These increases were partially offset by a $2.8 million decrease in network compensation from Univision.

     Net revenue increased to $100.8 million for the six month period ended June 30, 2001, from $52.9 million for the six month period ended June 30, 2000, an increase of $47.9 million. This increase was primarily attributable to acquisitions, which accounted for $45.3 million of the increase. Same station results for the stations we owned or operated during the six month period ended June 30, 2001, resulted in an increase of net revenue of $6.3 million, or 18%. This increase was primarily attributable to increased inventory sold and increased rates. These increases were partially offset by a $3.7 million decrease in network compensation from Univision.

     Direct Operating Expenses. Direct operating expenses increased to $25.5 million for the quarter ended June 30, 2001 from $13.1 million for the quarter ended June 30, 2000, an increase of $12.4 million. The increase was primarily attributable to acquisitions, such as LCG, Z-Spanish Media and the acquisition of certain outdoor advertising assets from Infinity Broadcasting Corporation (the "Infinity Assets"), which accounted for $11.6 million of the increase. On a same station basis for the stations we owned or operated during the three month periods ended June 30, 2001 and 2000, direct operating expenses increased by $0.8 million, or 9%.

     Direct operating expenses increased to $48.6 million for the six month period ended June 30, 2001, from $21.0 million for the six month period ended June 30, 2000, an increase of $27.6 million. This increase was primarily attributable to acquisitions, such as LCG, Z-Spanish Media and the Infinity Assets, which accounted for $25.9 million of the increase. On a same station basis for the stations we owned or operated during the six month periods ended June 30, 2001 and 2000, direct operating expenses increased by $1.7 million.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.9 million for the quarter ended June 30, 2001 from $8.6 million for the quarter ended June 30, 2000, an increase of $2.3 million. This increase was primarily attributable to acquisitions, such as Z-Spanish Media and the Infinity Assets, which accounted for $2.2 million of the increase. On a same station basis for the stations we owned or operated during the three month periods ended June 30, 2001 and 2000, selling, general and administrative expenses increased by $0.1 million.

     Selling general and administrative expenses increased to $21.0 million for the six month period ended June 30, 2001 from $12.3 million, an increase of $8.7 million. This increase was primarily attributable to acquisitions, which accounted for $8.5 million of the increase. On a same station basis for the stations we owned or operated during the six month periods ended June 30, 2001 and 2000, selling, general and administrative expenses increased by $0.2 million.

     Corporate Expenses. Corporate expenses increased to $3.6 million for the quarter ended June 30, 2001 from $2.2 million for the quarter ended June 30, 2000, an increase of $1.4 million. Corporate expenses increased to $7.1 million for the six months ended June 30, 2001 from $4.0 million for the six months ended June 30, 2001, an increase of $3.1 million. Both increases were primarily attributable to increased costs from the addition of radio and outdoor corporate expenses as well as costs associated with being a public company.

     Depreciation and Amortization. Depreciation and amortization increased to $29.2 million for the quarter ended June 30, 2001 from $10.3 million for the quarter ended June 30, 2000, an increase of $18.9 million. This increase was primarily attributable to acquisitions and the addition of our startup stations.

     Deprecation and amortization increased to $59.8 million for the six month period ended June 30, 2001 from $15.1 million for the six month period ended June 30, 2000, an increase of $44.7 million. This increase was primarily attributable to acquisitions and the addition of our startup stations.

     Non-Cash Stock-Based Compensation. Non-cash stock-based compensation decreased to $0.8 million for the quarter ended June 30, 2001 from $3.6 million for the quarter ended June 30, 2000, a decrease of $2.8 million. Non-cash stock-based compensation consists primarily of compensation expense relating to restricted and unrestricted stock awards granted to our employees during the second quarter of 2000.

     Non-cash stock-based compensation decreased to $1.8 million for the six month period ended June 30, 2001 from $3.6 million for the six month period ended June 30, 2000, a decrease of $1.8 million.

     Operating Loss. As a result of the above factors, we recognized an operating loss of $13.1 million for the quarter ended June 30, 2001 compared to an operating loss of $2.0 million for the quarter ended June 30, 2000. We recognized an operating loss of $37.5 million for the six month period ended June 30, 2001 compared to an operating loss of $3.1 million for the six month period ended June 30, 2000.

     Interest Expense, Net. Interest expense decreased to $5.6 million for the quarter ended June 30, 2001 from $9.8 million for the quarter ended June 30, 2000, a decrease of $4.2 million. In the prior year, the Company had notes payable to Univision and a 364-day credit facility with our bank group for the acquisition of LCG.

     Interest expense decreased to $11.7 million for the six month period ended June 30, 2001, from $13.7 million for the six month period ended June 30, 2000, a decrease of $2.0 million. In the prior year, the Company had notes payable to Univision and a 364-day credit facility with our bank group for the acquisition of LCG.

     Net Loss. We recognized a net loss of $10.9 million for the quarter ended June 30, 2001 compared to a net loss of $17.4 million for the quarter ended June 30, 2000.

     We recognized a net loss of $30.4 million for the six month period ended June 30, 2001 compared to a net loss of $54.0 million for the six month period ended June 30, 2000.

     Broadcast Cash Flow. Broadcast cash flow increased to $20.5 million for the quarter ended June 30, 2001 from $14.0 million for the quarter ended June 30, 2000, an increase of $6.5 million. As a percent of net revenue, broadcast cash flow decreased to 36% for the quarter ended June 30, 2001 from 39% for the quarter ended June 30, 2000. The decrease in broadcast cash flow ratio is primarily attributable to the change in our business as a result of our diversification into radio, outdoor advertising and print media and to the slowdown of advertising expenditures in the United States. We expect broadcast cash flow to increase as a percentage of revenue as we continue to integrate our stations and outdoor operations.

     Broadcast cash flow increased to $31.2 million for the six month period ended June 30, 2001 from $19.6 million for the six month period ended June 30, 2000, an increase of $11.6 million. As a percentage of net revenue, broadcast cash flow decreased to 31% for the six month period ended June 30, 2001 from 37% for the six months ended June 30, 2000. The decrease in broadcast cash flow ratio is primarily attributable to the change in our business as a result of our diversification into radio, outdoor advertising and print media and to the slowdown of advertising expenditures in the United States. We expect broadcast cash flow to increase as a percentage of revenue as we continue to integrate our stations and outdoor operations.

     EBITDA. EBITDA increased to $16.9 million for the quarter ended June 30, 2001 from $11.8 million for the quarter ended June 30, 2000, an increase of $5.1 million. As a percentage of net revenue, EBITDA decreased to 30% for the quarter ended June 30, 2001 from 33% for the quarter ended June 30, 2000.

         EBITDA increased to $24.1 million for the six month period ended June 30, 2001 from $15.6 for the six month period ended June 30, 2000, an increase of $8.5 million. As a percentage of net revenue, EBITDA decreased to 24% for the six months ended June 30, 2001 from 29% for the six month period ended June 30, 2000.

Segment Operations

     Television

         Net Revenue. Net revenue in our television segment increased to $24.4 million for the quarter ended June 30, 2001 from $22.7 million for the quarter ended June 30, 2000, an increase of $1.7 million. Same station results for the stations we owned or operated during the three month periods ended June 30, 2001 and 2000, resulted in an increase of net revenue of $3.6 million, or 20%. This increase was primarily attributable to increased inventory sold and increased rates. Additionally, our acquisitions of television stations in the Boston, San Diego, Hartford and Orlando markets accounted for approximately $0.9 million of the increase. These increases were partially offset by a $2.8 million decrease in network compensation from Univision.

         Net revenue increased to $44.2 million for the six month period ended June 30, 2001, from $38.9 million for the six months ended June 30, 2000, an increase of $5.3 million. Same station results for the stations we owned or operated during the six month period ended June 30, 2001 and 2000, resulted in an increase of net revenue of $5.9 million, or 18%. This increase is primarily attributed to increased inventory sold and increased rates. The addition of our startup stations and acquisitions of television stations in the Boston, San Diego, Hartford and Orlando markets accounted for approximately $3.1 million of the increase. These increases were partially offset by a $3.7 million decrease in network compensation from Univision.

         Direct Operating Expenses. Direct operating expenses in our television segment increased to $10.0 million for the quarter ended June 30, 2001 from $8.7 million for the quarter ended June 30, 2000, an increase of $1.3 million. This increase is primarily attributable to sales commissions on the net revenue increase. Acquisitions and startup stations accounted for $0.5 million of the increase. Same station results for the stations we owned or operated during the three month periods ended June 30, 2001 and 2000, resulted in an increase of $0.8 million, or 10%.

         Direct operating expenses in our television segment increased to $19.0 million for the six month period ended June 30, 2001 from $16.0 million for the six month period ended June 30, 2000, an increase of $3.0 million. This increase is primarily attributable to sales commissions on the net revenue increase. Acquisitions and startup stations accounted for $1.2 million of the increase. Same station results for the stations we owned or operated during the six month periods ended June 30, 2001 and 2000, resulted in an increase of $1.8 million, or 12%.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $4.7 million for the quarter ended June 30, 2001 from $4.1 million for the quarter ended June 30, 2000, an increase of $0.6 million. The increase was primarily attributable to acquisitions and the addition of our startup stations, which accounted for $0.5 million of the increase. Same station results for the stations we owned or operated during the three month periods ended June 30, 2001 and 2000, resulted in an increase of $0.1 million.

         Selling, general and administrative expenses in our television segment increased to $9.1 million for the six month period ended June 30, 2001 from $7.6 million for the six month period ended June 30, 2000, an increase of $1.5 million. The increase was primarily attributable to acquisitions and the addition of our startup stations, which accounted for $1.3 million of the increase. Same station results for the stations we owned or operated during the six month periods ended June 30, 2001 and 2000, resulted in an increase of $0.2 million.

     Radio

         Net Revenue. Net revenue in our radio segment increased to $18.1 million for the quarter ended June 30, 2001 from $8.8 million for the quarter ended June 30, 2000, an increase of $9.3 million. The acquisitions of Z-Spanish Media and LCG accounted for approximately $7.4 million of the increase. Our acquisition of radio stations in the McAllen market accounted for approximately $1.7 million of the increase. Same station results for the stations we owned or operated during the three month periods ended June
30, 2001 and 2000, resulted in an increase in net revenue of $0.2 million.

         Net revenue increased to $31.1 million for the six month period ended June 30, 2001, from $9.8 million, an increase of $21.3 million. The acquisitions of Z-Spanish Media and LCG accounted for approximately $17.8 million of the increase. Our acquisition of radio stations in the McAllen and El Paso markets accounted for approximately $3.3 million of the increase. Same station results for the stations we owned or operated during the six month periods ended June 30, 2001 and 2000, resulted in an increase of net revenue of $0.2 million.

         Direct Operating Expenses. Direct operating expenses in our radio segment increased to $6.8 million for the quarter ended June 30, 2001 from $2.2 million for the quarter ended June 30, 2000, an increase of $4.6 million. The increase was primarily attributable to acquisitions, including LCG and Z-Spanish. Same station results for the stations we owned or operated during the three month periods ended June 30, 2001 and 2000, resulted in no increase of expenses.

         Direct operating expenses in our radio segment increased to $12.8 million for the six month period ended June 30, 2001 from $2.8 million for the six month period ended June 30, 2000, an increase of $10.0 million. Same station results for the stations we owned or operated during the six month periods ended June 30, 2001 and 2000, resulted in a decrease of $0.1 million. This decrease was offset by an increase in expenses attributed to acquisitions, including LCG and Z-Spanish.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $4.1 million for the quarter ended June 30, 2001 from $3.3 million for the quarter ended June 30, 2000, an increase of $0.8 million. The increase was primarily attributable to acquisitions, including LCG and Z-Spanish. Same station results for the stations we owned or operated during the three month periods ended June 30, 2001 and 2000, resulted in no increase.

         Selling, general and administrative expenses in our radio segment increased to $8.0 million for the six month period ended June 30, 2001 from $3.5 million for the six month period ended June 30, 2000, an increase of $4.5 million. The increase was primarily attributable to acquisitions, including LCG and Z-Spanish. Same station results for the stations we owned or operated during the six month periods ended June 30, 2001 and 2000, resulted in no increase.

     Outdoor

         Net Revenue. Net revenue increase in our outdoor segment is a result of our acquisition of Z-Spanish Media's outdoor business in August 2000 and our acquisition of the Infinity Assets in October 2000.

         Direct Operating Expenses. Direct operating expense increase in our outdoor segment in the amount of $5.2 million for the quarter ended June 30, 2001 and $9.9 million for the six month period ended June 30, 2000, is a result of our acquisition of Z-Spanish Media's outdoor operations and the Infinity Assets.

         Selling, General and Administrative Expenses. Selling, general and administrative expense increase in our outdoor segment in the amount of $1.2 million for the quarter ended June 30, 2001 and $2.1 million for the six month period ended June 30, 2000, is a result of our acquisition of Z-Spanish Media's outdoor operations and the Infinity Assets.

     Print

         Net Revenue. Net revenue in our publishing segment increased to $5.0 million for the quarter ended June 30, 2001 from $4.2 million for the quarter ended June 30, 2000, an increase of $0.8 million. This increase is the result of a full quarter's operations of LCG's publishing operations.

         Net revenue in our publishing segment increased to $9.7 million for the six months ended June 30, 2001 from $4.2 million for the six months ended June 30, 2000, an increase of $5.5 million. This increase is a result of our acquisition of LCG's publishing operations.

         Direct Operating Expenses. Direct operating expenses in our print segment increased to $3.5 million for the quarter ended June 30, 2001 from $2.2 million for the quarter ended June 30, 2000, an increase of $1.3 million. This increase was primarily attributable to a full quarter of activity in 2001 compared to 2000.

         Direct operating expenses in our print segment increased to $6.9 million for the six months ended June 30, 2001 from $2.2 million for the six months ended June 30, 2000, an increase of $4.7 million. This increase is primarily attributed to a full six months of activity in 2001 compared to 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in our print segment decreased to $0.9 million for the quarter ended June 30, 2001 from $1.2 million for the quarter ended June 30, 2000, a decrease of $0.3 million.

         Selling, general and administrative expenses in our print segment increased to $1.9 million for the six months ended June 30, 2001 from $1.2 million for the six months ended June 30, 2000, an increase of $0.6 million. This increase is primarily attributed to a full six months of activity in 2001 compared to 2000.

Liquidity and Capital Resources

         Our primary sources of liquidity are cash provided by operations and available borrowings under our bank credit facility in the amount of $600.0 million, of which $200.0 million was outstanding as of June 30, 2001. The credit facility is secured by substantially all of our assets as well as the pledge of the stock of several of our subsidiaries, including our special purpose subsidiaries formed to hold our FCC licenses. The credit facility consists of a $250.0 million revolving credit facility and a $150.0 million Term A loan, both bearing interest at LIBOR (3.8% at June 30, 2001) plus a margin ranging from 0.875% to 2.75% based on our leverage, and a $200.0 million Term B loan bearing interest at LIBOR plus 2.75%. The revolving credit facility expires on December 31, 2007. The Term A loan commitment expired on July 31, 2001. Upon the expiration of the Term A loan commitment, we have a $150.0 million incremental loan facility under substantially the same terms, expiring on December 31, 2007. The Term B loan expires on December 31, 2008. The revolving credit facility contains scheduled quarterly reductions in the amount that is available ranging from $6.3 million to $18.8 million, commencing September 30, 2002. The Term B loan contains scheduled quarterly reductions in the amount that is available ranging from $0.5 million to $42.5 million, commencing September 30, 2001. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum and levied upon the unused portion of the amount available. All of the outstanding balance as of June 30, 2001 was under the Term B loan.

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

         Acquisitions having an aggregate maximum consideration during the term of our credit agreement of greater than $25.0 million but less than or equal to $75.0 million are conditioned on delivery to the agent bank of a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised projections for those acquisitions. For acquisitions having an aggregate maximum consideration during the term of our credit agreement in excess of $75.0 million, majority lender consent of the bank group is required. We can draw on our revolving credit facility without prior approval for working capital needs and acquisitions below $25.0 million.

         Net cash flow used in operating activities was approximately $3.1 million for the six month period June 30, 2001, from cash provided of approximately $4.8 million for six month period ended June 30, 2000.

         Net cash flow used in investing activities was approximately $44.2 million for the six month period ended June 30, 2001, compared to $318.9 million for six month period ended June 30, 2000. During the six month period ended June 30, 2001, we acquired media properties for a total of approximately $31.9 million, including KXGM-FM for $17.6 million, the construction permit for KPMR-TV for $4.8 million and the acquisition of KDVA-FM for approximately $10.1 million. We made capital expenditures of approximately $15.0 million, including $2.3 million for a building in San Diego and $3.5 million for the construction of new buildings and start-up stations. During the six month period ended June 30, 2000, we acquired broadcast properties for a total of approximately $291.0 million, made a deposit of $23.0 million for acquisitions and made capital expenditures totaling approximately $5.0 million.

         Net cash flow from financing activities was approximately $2.7 million for the six month period ended June 30, 2001 compared to $316.4 million for the six month period ended June 30, 2000. During the six month period ended
June 30, 2001, we received proceeds from the exercise of stock options in the amount of approximately $3.9 million partially offset by a reduction in our notes payable in the amount of $1.2 million. During the six month period ended June 30, 2000, we increased our subordinated debt by $110.0 million and increased our bank debt by $206.0 million.

         During 2001, we anticipate our total capital expenditures will be approximately $23.0 million, including building a television facility and upgrading approximately seven television stations to digital, as well as upgrading and maintaining our broadcasting equipment and facility improvements to radio stations and to our outdoor division. We anticipate paying for these capital expenditures out of net cash flow from operating activities. The amount of these capital expenditures may change based on future changes in business plans, our financial conditions and general economic conditions.

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

         On March 19, 2001, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $35.0 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance stock repurchases, if and when made, with our available cash on hand and cash provided by operations. No shares of Class A common stock were repurchased as of June 30, 2001.

        On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan was approved by our stockholders on May 10, 2001 at the Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Purchase Plan, the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the next ten calendar years, beginning January 1, 2002. All of our employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee, as of an offering date. The first offering period under the Purchase Plan will commence on August 15, 2001.

        New Accounting Standards. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. We are in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption, which will include the elimination of goodwill amortization. As of June 30, 2001, goodwill totaled approximately $402.0 million and is being amortized over 15 years.

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

Interest Rates

         Our bank Term B loan bears interest at a variable rate of LIBOR plus 2.75%. As of June 30, 2001, we were not required to hedge any of our outstanding variable rate debt by using an interest rate cap. Based on our overall interest rate exposure on our LIBOR loans as of June 30, 2001, a change of 10% in interest rates would have an impact of approximately $2.0 million on a pre-tax earnings and pre-tax cash flows over a one year period.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings

         We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

         We were a defendant to a lawsuit filed in the Superior Court of the District of Columbia by First Millenium Communications, Inc. to resolve certain contract disputes arising out of a terminated brokerage-type arrangement. The litigation primarily concerns the payment of a brokerage fee alleged to be due in connection with the acquisition of television station WBSV-TV in Sarasota, Florida for $17 million, after taking into account certain additional capital expenditures, losses, interest expense and management fees. The parties have reached a confidential settlement and the lawsuit was dismissed with prejudice by court order. The settlement provides that the parties will resolve the dispute with respect to television station WBSV-TV pursuant to binding arbitration. The arbitration took place in June 2001, and we are presently awaiting the arbitrator's decision.

Item 2.           Changes In Securities and Use of Proceeds

         None.

Item 3.           Defaults Upon Senior Securities

         None.

Item 4.           Submission of Matters to a Vote of Security Holders

         We held our annual meeting of stockholders on May 10, 2001. At that meeting, our stockholders:

         1. Elected nine directors, consisting of seven directors elected by our Class A and Class B stockholders and two directors elected by our Class C stockholders:

                 Name                                             For                 Withheld
                 ----                                             ---                 --------
                 Walter F. Ulloa (a)                           324,847,434             7,422,868
                 Philip C. Wilkinson (a)                      324,847,434             7,422,868
                 Paul A. Zevnik (a)                            332,255,502                14,800
                 Darryl B. Thompson (a)                        332,270,302                     0
                 Amador S. Bustos (a)                          332,270,292                    10
                 Michael S. Rosen (a)                          332,270,102                   200
                 Esteban E. Torres (a)                         332,267,857                 2,445
                 Andrew W. Hobson (b)                           21,983,392                     0
                 Michael D. Wortsman (b)                        21,983,392                     0

         (a) Messrs. Ulloa, Wilkinson, Zevnik, Thompson, Bustos, Rosen and Torres were elected by our Class A and Class B stockholders, voting together as a class.

         (b) Messrs. Hobson and Wortsman were elected by our Class C stockholder.

         2.       Approved our 2001 Employee Stock Purchase Plan:

                           Votes For                        353,656,336
                           Votes Against                        591,331
                           Abstentions                            6,027
                           Broker Non-Votes                           0

         3. Ratified the appointment of McGladrey & Pullen, LLP as our independent auditors for the current fiscal year:

                           Votes For                         354,109,790
                           Votes Against                         141,797
                           Abstentions                             2,107
                           Broker Non-Votes                            0

Item 5.           Other Information

         None.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

         The following exhibits are attached hereto and incorporated herein by reference.

         None.

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ENTRAVISION COMMUNICATIONS
                                         CORPORATION



                                         By: /s/ Jeanette Tully
                                          ----------------------------------  --
                                                    Jeanette Tully
                                          Executive Vice President, Treasurer
                                              and Chief Financial Officer

Dated:  August 13, 2001