Form 10-Q
period 2001-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2001-11-13
CIK 1109116

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                                  (MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

   As of November 9, 2001, there were 66,144,109 shares, $0.0001 par value per share, of the registrant's Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant's Class B common stock outstanding and 21,983,392 shares, $0.0001 par value per share, of the registrant's Class C common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    ENTRAVISION COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

                         PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001
         (UNAUDITED) AND DECEMBER 31, 2000.............................      3

         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND
         SEPTEMBER 30, 2000............................................      4

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE
         MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30,
         2000..........................................................      5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)........      6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.....................................     11

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....     20

                          PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS.............................................     21

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.....................     21

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................     21

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     21

 ITEM 5. OTHER INFORMATION.............................................     21

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................     21

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ENTRAVISION COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share data)

                                                      September 30, December 31,
                                                          2001          2000
                                                      ------------- ------------
                                                       (Unaudited)
                       ASSETS
Current assets
 Cash and cash equivalents..........................   $    16,969   $   69,224
 Receivables:
 Trade, net of allowance for doubtful accounts of
  2001 $4,501; 2000 $5,966 (including amounts due
  from Univision of 2001 $663; 2000 $0).............        43,276       38,274
 Prepaid expenses and other current assets
  (including amounts from related parties of 2001
  $550; 2000 $273)..................................         5,318        3,311
 Deferred taxes.....................................         3,589       11,244
                                                       -----------   ----------
  Total current assets..............................        69,152      122,053
Property and equipment, net.........................       179,296      169,289
Intangible assets, net..............................     1,297,069    1,257,348
Other assets, including amounts due from related
 parties of 2001 $318; 2000 $562 and deposits on
 acquisitions of 2001 $416; 2000 $2,689.............        11,778       11,803
                                                       -----------   ----------
                                                       $ 1,557,295   $1,560,493
                                                       ===========   ==========
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
              AND STOCKHOLDERS' EQUITY
Current liabilities
 Current maturities of notes and advances payable,
  related parties...................................   $       118   $      201
 Current maturities of long-term debt...............        10,806        2,452
 Accounts payable and accrued expenses (including
  related parties of 2001 $445; 2000 $711 which
  includes amounts due to Univision of 2001 $398;
  2000 $362)........................................        25,271       30,274
                                                       -----------   ----------
  Total current liabilities.........................        36,195       32,927
Notes payable, less current maturities..............       242,548      252,495
Other long-term liabilities.........................         6,474        6,672
Deferred taxes......................................       173,575      132,419
                                                       -----------   ----------
  Total liabilities.................................       458,792      424,513
                                                       -----------   ----------
Commitments and contingencies
Series A mandatorily redeemable convertible
 preferred stock, $0.0001 par value, 11,000,000
 shares authorized; shares issued and outstanding
 5,865,102..........................................        85,133       80,603
                                                       -----------   ----------
Stockholders' equity
 Preferred stock, $.0001 par value, 39,000,000
  shares authorized; none issued and outstanding....           --           --
 Class A common stock, $0.0001 par value,
  260,000,000 shares authorized; shares issued 2001
  66,147,794; 2000 65,626,063.......................             7            7
 Class B common stock, $0.0001 par value, 40,000,000
  shares authorized; shares issued and outstanding
  27,678,533........................................             3            3
 Class C common stock, $0.0001 par value, 25,000,000
  shares authorized; shares issued and outstanding
  21,983,392........................................             2            2
 Additional paid-in capital.........................     1,097,362    1,092,865
 Deferred compensation..............................        (3,752)      (5,745)
 Accumulated deficit................................       (79,625)     (31,147)
                                                       -----------   ----------
                                                         1,013,997    1,055,985
                                                       -----------   ----------
 Less: Stock subscription notes receivable..........          (627)        (608)
 Treasury stock, Class A common stock, $.0001 par
  value, 2001, 3,684 shares.........................           --           --
                                                       -----------   ----------
                                                         1,013,370    1,055,377
                                                       -----------   ----------
                                                       $ 1,557,295   $1,560,493
                                                       ===========   ==========

                 See Notes to Consolidated Financial Statements

                     ENTRAVISION COMMUNICATIONS CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

  (In thousands, except share, per share and per L.L.C. membership unit data)

                          Three Month Period Ended   Nine Month Period Ended
                               September 30,              September 30,
                          -------------------------  -------------------------
                              2001         2000          2001         2000
                          ------------  -----------  ------------  -----------
Net revenue (including
 amounts from Univision
 of $161, $855, $947 and
 $4,159)................  $     54,468  $    45,049  $    155,286  $    98,358
                          ------------  -----------  ------------  -----------
Expenses:
Direct operating
 expenses (including
 Univision national
 representation fees of
 $1,138, $1,075, $3,340
 and $2,989)............        26,164       17,138        74,715       39,764
Selling, general and
 administrative expenses
 (excluding non-cash
 stock-based
 compensation of $664,
 $1,027, $2,418 and
 $4,590)................        11,072       10,247        32,112       20,835
Corporate expenses
 (including related
 parties of $53, $161,
 $210 and $340).........         4,530        4,790        11,673        9,267
Non-cash stock-based
 compensation...........           664        1,027         2,418        4,590
Depreciation and
 amortization...........        28,184       21,721        87,964       36,857
                          ------------  -----------  ------------  -----------
                                70,614       54,923       208,882      111,313
                          ------------  -----------  ------------  -----------
  Operating loss........       (16,146)      (9,874)      (53,596)     (12,955)
Interest expense
 (including amounts to
 Univision of $0, $724,
 $0 and $3,645).........        (5,267)      (9,047)      (18,034)     (23,186)
Non-cash interest
 expense relating to
 related-party
 beneficial conversion
 options................           --        (2,615)          --       (39,677)
Gain on sale of media
 property...............           --           --          1,668          --
Interest income.........           153        3,807         1,192        4,252
                          ------------  -----------  ------------  -----------
  Loss before income
   taxes................       (21,260)     (17,729)      (68,770)     (71,566)
Income tax benefit
 (expense)..............         7,695       (7,317)       24,757       (7,475)
                          ------------  -----------  ------------  -----------
  Net loss before equity
   in earnings of
   nonconsolidated
   affiliates...........       (13,565)     (25,046)      (44,013)     (79,041)
  Equity in net income
   (loss) of
   nonconsolidated
   affiliates...........            67         (166)           67         (166)
                          ------------  -----------  ------------  -----------
    Net loss............  $    (13,498) $   (25,212) $    (43,946) $   (79,207)
Accretion of preferred
 stock redemption
 value..................         1,570          --          4,532          --
                          ------------  -----------  ------------  -----------
Net loss applicable to
 common stock...........  $    (15,068) $   (25,212) $    (48,478) $   (79,207)
                          ============  ===========  ============  ===========
Pro forma provision for
 income tax benefit.....                      3,297                      5,904
                                        ===========                ===========
Pro forma net loss......                $    (6,234)               $   (57,638)
                                        ===========                ===========
Per share data:
  Net loss per share
    Basic and diluted,
     2000 pro forma.....  $      (0.13) $     (0.30) $      (0.42) $     (1.59)
                          ============  ===========  ============  ===========
Weighted average common
 shares outstanding:
    Basic and diluted,
     2000 pro forma.....   115,447,705   85,817,163   115,144,366   50,321,985
                          ============  ===========  ============  ===========
Loss per L.L.C.
 membership unit........                $     (4.30)               $    (31.04)
                                        ===========                ===========

                 See Notes to Consolidated Financial Statements

                     ENTRAVISION COMMUNICATIONS CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)

                                                              Nine Month
                                                             Period Ended
                                                             September 30,
                                                          --------------------
                                                            2001       2000
                                                          --------  ----------
Cash Flows from Operating Activities:
 Net (Loss).............................................. $(43,946) $  (79,207)
 Adjustments to Reconcile Net (Loss) to Net Cash Provided
  by Operating Activities:
 Depreciation and amortization...........................   87,964      36,857
 Deferred income taxes (benefit).........................  (24,743)      7,188
 Amortization of debt issue costs........................      963       2,237
 Amortization of syndication contracts...................      811         --
 Intrinsic value of subordinated note exchange option....      --       39,677
 Net (income) loss in equity method investee.............      (67)        166
 Non-cash stock-based compensation.......................    2,418       4,590
 (Gain) loss on sale of media property and other
  assets.................................................   (1,667)         15
 Changes in assets and liabilities, net of effect of
  business combinations and dispositions:
  (Increase) in accounts receivable......................   (5,159)     (4,757)
  (Increase) decrease in prepaid expenses and other
   assets................................................   (2,927)      1,616
  Increase (decrease) in accounts payable, accrued
   expenses and other....................................   (6,240)        679
                                                          --------  ----------
   Net cash provided by operating activities.............    7,407       9,061
                                                          --------  ----------
Cash Flows from Investing Activities:
 Proceeds from disposal of media properties and other
  assets.................................................    2,739       1,023
 Purchases of property and equipment.....................  (21,135)    (10,802)
 Cash deposits and purchase price on acquisitions........  (43,378)   (769,008)
                                                          --------  ----------
   Net cash (used in) investing activities...............  (61,774)   (778,787)
                                                          --------  ----------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock..................    4,048     813,977
 Principal payments on notes payable.....................   (1,936)   (325,241)
 Proceeds from borrowing on notes payable................      --      573,655
 Payments of deferred debt costs.........................      --       (3,414)
                                                          --------  ----------
   Net cash provided by financing activities.............    2,112   1,058,977
                                                          --------  ----------
   Net increase (decrease) in cash and cash equivalents..  (52,255)    289,251
Cash and Cash Equivalents:
 Beginning...............................................   69,224       2,357
                                                          --------  ----------
 Ending.................................................. $ 16,969  $  291,608
                                                          ========  ==========
Supplemental Disclosures of Cash Flow Information:
 Cash Payments for:
 Interest................................................ $ 14,469  $   19,204
                                                          ========  ==========
 Income taxes............................................ $    363  $      695
                                                          ========  ==========
Supplemental Disclosures of Non-Cash Investing and
 Financing Activities:
 Deferred stock compensation............................. $    --   $    6,969
                                                          ========  ==========
 Property and equipment acquired under capital lease
  obligations............................................ $    531  $      --
                                                          ========  ==========
 Assets Acquired and Debt Issued In Business Combinations
  and Asset Acquisitions:
 Current assets, net of cash acquired.................... $    --   $   31,646
 Broadcast equipment and furniture and fixtures..........    2,253      69,455
 Intangible assets.......................................  131,955     979,716
 Other assets............................................      --        7,866
 Current liabilities.....................................     (576)    (18,244)
 Deferred taxes..........................................  (73,498)   (167,569)
 Other liabilities.......................................      --       (5,150)
 Issuance of Common Stock................................      --     (118,600)
 Estimated fair value allocated to option agreement......      --       (3,015)
 Estimated fair market value of properties exchanged.....  (14,528)     (2,788)
 Less cash deposits from prior year......................   (2,476)     (8,500)
                                                          --------  ----------
   Net cash paid......................................... $ 43,130  $  764,817
                                                          ========  ==========
 Exercises of exchange stock options granted in business
  combinations........................................... $  1,036  $      --
                                                          ========  ==========

                 See Notes to Consolidated Financial Statements

                    ENTRAVISION COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              September 30, 2001

1. BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the "Company" or "ECC"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Form 10-K for the fiscal year ended December 31, 2000. Certain items in the 2000 statement of operations have been reclassified in order to conform with the current year presentation, with no effect on net loss or net loss per share. The unaudited information contained herein has been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of the Company's management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2001 or any other future period.

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

3. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

   On February 11, 2000, ECC was formed. The First Restated Certificate of Incorporation, as amended, of ECC authorizes both common and preferred stock. The common stock has three classes identified as A, B and C which have similar rights and privileges, except the Class B common stock provides ten votes per share as compared to one vote per share for all other classes of common stock. Univision, as the holder of all Class C common stock, is entitled to vote as a separate class to elect two directors, and has the right to vote as a separate class on certain material transactions. Class B and C common stock is convertible at the holder's option into one fully-paid and nonassessable share of Class A common stock and is required to be converted into one share of Class A common stock upon certain events as defined in the First Restated Certificate of Incorporation, as amended. The Series A mandatorily redeemable convertible preferred stock has limited voting rights and accrues an 8.5% dividend.

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

                    ENTRAVISION COMMUNICATIONS CORPORATION

                              September 30, 2001


   ECC LLC and the Affiliates were considered to be under common control and, as such, the exchange was accounted for in a manner similar to a pooling of interests.

 Earnings Per Share

   Basic earnings per share is computed as net income (loss) less accretion of the redemption value on Series A mandatorily redeemable convertible preferred stock, divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from shares issuable through options and convertible securities.

   For the three and nine month periods ended September 30, 2001, all dilutive securities have been excluded because their inclusion would have had an antidilutive effect on earnings per share. As of September 30, 2001, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive are as follows: 5,287,826 stock options, 353,361 unvested stock grants subject to repurchase and 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock.

 Earnings Per Membership Unit

   Basic earnings per membership unit is computed as net income (loss) divided by the number of membership units outstanding as of the last day of the period. Diluted earnings per unit reflects the potential dilution that could occur from membership units issuable through options and convertible securities. For the period up to the date of the Exchange Transaction included in the three and nine month periods ended September 30, 2000, all dilutive securities have been excluded because their inclusion would have had an antidilutive effect on earnings per membership unit.

   The following table sets forth the calculation of loss per membership unit:

                             July 1-August 2, January 1-August 2,
                                   2000              2000
                             ---------------- -------------------
                               (In thousands, except membership
                                            units)
   Net loss................     $   (9,531)       $  (63,542)
   Less: Net loss of member
    corporations...........         (1,129)           (2,886)
                                ----------        ----------
   Net loss applicable to
    L.L.C. members.........     $   (8,402)       $  (60,656)
                                ==========        ==========
   L.L.C. membership units
    outstanding............      1,953,924         1,953,924
                                ==========        ==========

 Pro Forma Income Tax Adjustments and Pro Forma Earnings Per Share

   Pro forma income tax information is included in these financial statements for the three and nine month periods ended September 30, 2000 to show what the significant effects might have been on the historical statements of operations had the Company and its affiliates not been treated as flow-through entities not subject to income taxes. The pro forma information reflects a benefit for income taxes at the assumed effective rate for the three and nine month periods ended September 30, 2000.

   The weighted average number of shares of common stock outstanding during the three and nine month periods ended September 30, 2000 used to compute pro forma basic and diluted net loss per share is based on the conversion ratio used to exchange ECC LLC membership units and member corporation shares for shares of ECC's common stock in the Exchange Transaction.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                              September 30, 2001


4. BUSINESS ACQUISITIONS AND DISPOSITIONS

   During the nine month period ended September 30, 2001, the Company acquired radio station KXGM-FM in Dallas, Texas in exchange for approximately $19.2 million in cash and two of the Company's radio stations with a fair market value of approximately $14.5 million. This exchange transaction was accounted for at fair value with no gain or loss recognized. In a separate transaction, the Company acquired radio station KDVA-FM in Phoenix, Arizona for approximately $10.1 million. The Company also acquired television station WJAL-TV in Hagerstown, Maryland for approximately $10.3 million. Additionally, the Company acquired a construction permit for television station KPMR-TV in Santa Barbara, California for approximately $4.8 million.

   In June 2001, the Company sold two of its radio stations, KEWE-AM and KHHZ-FM in Oroville, California, for an aggregate amount of approximately $2.6 million. The gain on the sale of these radio stations was approximately
$1.6 million.

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

                                                          Nine Month Period
                                    Three Month Period          Ended
                                    Ended September 30,     September 30,
                                    --------------------  -------------------
                                      2001       2000       2001      2000
                                    ---------  ---------  --------  ---------
                                     (In millions, except per share data)
   Net revenue..................... $    54.5  $    51.6  $  155.3  $   147.2
   Net loss........................     (15.2)     (40.3)    (48.8)    (139.0)
   Basic and diluted net loss per
    share.......................... $   (0.13) $   (0.51) $  (0.42) $   (1.22)

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

   The Company issued a total of 787,458 stock options in the first nine months of 2001 to various employees, consultants and non-employee directors of the Company under the Plan.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                              September 30, 2001


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

 Television Broadcasting

   The Company owns and/or operates 38 television stations located primarily in the southwestern United States, consisting primarily of Univision affiliates.

 Radio Broadcasting

   The Company owns and/or operates 56 radio stations (38 FM and 18 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas.

 Outdoor Advertising

   The Company owns approximately 11,200 billboards in Los Angeles and New
York.

 Newspaper Publishing (Print)

   The Company's newspaper publishing operation consists of a publication in New York.

7. SUBSEQUENT EVENTS

   The Company acquired television stations KNRV-LP in Reno, Nevada and KNCV-LP in Carson City, Nevada, for an aggregate amount of approximately $1.3 million and, in a separate transaction, has entered into an agreement to acquire KKWB-TV in El Paso, Texas for approximately $18 million.

   The Company has entered into separate agreements to sell three radio stations for an aggregate amount of approximately $9 million. The Company does not anticipate a loss on any of these sales.

   The Company has entered into a joint marketing and programming agreement with Grupo Televisa with respect to two television stations serving the San Diego, California market.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                              September 30, 2001


   Separate financial data for each of the Company's operating segments is provided below. Segment operating loss is defined as operating loss before corporate expenses and non-cash stock-based compensation. There have been no significant sources of revenue generated outside the United States during the three and nine month periods ended September 30, 2001 and 2000. The Company evaluates the performance of its operating segments based on the following (in thousands):

                                  Three Month Period       Nine Month Period
                                         Ended                   Ended
                                     September 30,           September 30,
                                 ----------------------  ----------------------
                                    2001        2000        2001        2000
                                 ----------  ----------  ----------  ----------
Net Revenue
 Television....................  $   22,916  $   21,165  $   67,163  $   60,111
 Radio.........................      17,826      15,437      48,936      25,590
 Outdoor.......................       8,797       3,139      24,560       3,139
 Print.........................       4,929       5,308      14,627       9,518
                                 ----------  ----------  ----------  ----------
 Consolidated..................  $   54,468  $   45,049  $  155,286  $   98,358
                                 ==========  ==========  ==========  ==========
Direct Expenses
 Television....................  $    9,816  $    8,765  $   28,771  $   24,740
 Radio.........................       7,077       3,841      19,845       7,038
 Outdoor.......................       5,611         870      15,541         870
 Print.........................       3,660       3,662      10,558       7,116
                                 ----------  ----------  ----------  ----------
 Consolidated..................  $   26,164  $   17,138  $   74,715  $   39,764
                                 ==========  ==========  ==========  ==========
Selling, General and
 Administrative Expenses
 Television....................  $    4,556  $    3,384  $   13,663  $   11,002
 Radio.........................       4,602       5,459      12,614       8,512
 Outdoor.......................       1,018         457       3,087         457
 Print.........................         896         947       2,748         864
                                 ----------  ----------  ----------  ----------
 Consolidated..................  $   11,072  $   10,247  $   32,112  $   20,835
                                 ==========  ==========  ==========  ==========
Depreciation and Amortization
 Television....................  $    7,583  $    4,997  $   22,028  $   15,004
 Radio.........................      15,623      14,139      50,405      19,170
 Outdoor.......................       4,843       1,806      14,484       1,806
 Print.........................         135         779       1,047         877
                                 ----------  ----------  ----------  ----------
 Consolidated..................  $   28,184  $   21,721  $   87,964  $   36,857
                                 ==========  ==========  ==========  ==========
Segment Operating Profit (Loss)
 Television....................  $      961  $    4,019  $    2,701  $    9,365
 Radio.........................      (9,476)     (8,002)    (33,928)     (9,130)
 Outdoor.......................      (2,675)          6      (8,552)          6
 Print.........................         238         (80)        274         661
                                 ----------  ----------  ----------  ----------
 Consolidated..................  $  (10,952) $   (4,057) $  (39,505) $      902
                                 ==========  ==========  ==========  ==========
Corporate Expenses.............  $    4,530  $    4,790  $   11,673  $    9,267
Non-Cash Stock-Based
 Compensation..................         664       1,027       2,418       4,590
                                 ----------  ----------  ----------  ----------
Consolidated Operating (Loss)..  $  (16,146) $   (9,874) $  (53,596) $  (12,955)
                                 ==========  ==========  ==========  ==========
Total Assets
 Television....................  $  438,999  $  519,068  $  438,999  $  519,068
 Radio.........................     835,053     981,602     835,053     981,602
 Outdoor.......................     275,680      60,970     275,680      60,970
 Print.........................       7,563       4,573       7,563       4,573
                                 ----------  ----------  ----------  ----------
 Consolidated..................  $1,557,295  $1,566,213  $1,557,295  $1,566,213
                                 ==========  ==========  ==========  ==========
Capital Expenditures
 Television....................  $    5,171  $    5,116  $   19,651  $    9,666
 Radio.........................         573         550       1,715       1,054
 Outdoor.......................          46          70         241          70
 Print.........................         --          --           59          12
                                 ----------  ----------  ----------  ----------
 Consolidated..................  $    5,790  $    5,736  $   21,666  $   10,802
                                 ==========  ==========  ==========  ==========

                    ENTRAVISION COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We own and/or operate 38 television stations and 56 radio stations located primarily in the southwestern United States where the majority of U.S. Hispanics live, including the U.S./Mexican border markets. Our television stations consist primarily of Univision affiliates serving 22 of the top 50 U.S. Hispanic markets. Our radio stations consist of 38 FM and 18 AM stations serving portions of the Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas markets.

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

   We generate revenue from sales of national and local advertising time on television and radio stations and advertising on our billboards and in our publication. Advertising rates are, in large part, based on each media's ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast, outdoor services are provided and publishing services are provided. We incur commissions from agencies on local, regional and national advertising. Our revenue reflects deductions from gross revenue for commissions to these agencies.

   Our primary expenses are employee compensation, including commissions paid to our sales staffs and our national representative firm, marketing, promotion and selling, technical, local programming, engineering and general and administrative. Our local programming costs for television consist of costs related to producing a local newscast in most of our markets.

   Prior to our August 2, 2000 IPO, we had historically not had material income tax expense or benefit reflected in our statement of operations as the majority of our subsidiaries have been non-taxpaying entities. Federal and state income taxes attributable to income during such periods were incurred and paid directly by the members of our predecessor. However, we are now a taxpaying entity. We have included in our September 30, 2000 financial statements a pro forma provision for income taxes and a pro forma net loss to show what our net income or loss would have been if we were a taxpaying entity at such time. Our effective tax rate for the quarter ended September 30, 2001 was 36%, which varies from 40% due to a portion of our acquisitions of Latin Communications Group Inc. ("LCG") and Z-Spanish Media Corporation ("Z-Spanish") being allocated to non-tax deductible goodwill.

         Three Months and Nine Month Periods Ended September 30, 2001 Compared to the Three Months and Nine Month Periods Ended September 30, 2000

   The following table sets forth selected data from our operating results for the three and nine month periods ended September 30, 2001 and 2000 (dollars in thousands):

                           Three Month Period Ended            Nine Month Period Ended
                          September 30, September 30,        September 30, September 30,
                          ------------- -------------   %    ------------- -------------   %
                              2001          2000      Change     2001          2000      Change
                          ------------- ------------- ------ ------------- ------------- ------
Statement of Operations
 Data:
 Net revenue............    $ 54,468      $  45,049      21%   $155,286     $   98,358      58%
 Direct operating
  expenses..............      26,164         17,138      53%     74,715         39,764      88%
 Selling, general and
  administrative
  expenses..............      11,072         10,247       8%     32,112         20,835      54%
 Corporate expenses.....       4,530          4,790      -5%     11,673          9,267      26%
 Depreciation and
  amortization..........      28,184         21,721      30%     87,964         36,857     139%
 Non-cash stock-based
  compensation..........         664          1,027     -35%      2,418          4,590     -47%
                            --------      ---------            --------     ----------
 Operating loss.........     (16,146)        (9,874)     64%    (53,596)       (12,955)   -314%
 Interest expense, net..      (5,114)        (5,240)     -2%    (16,842)       (18,934)    -11%
 Gain on sale of media
  property..............         --             --      N/M       1,668            --      N/M
 Non-cash interest
  expense relating to
  beneficial conversion
  options...............         --          (2,615)    N/M         --         (39,677)    N/M
                            --------      ---------            --------     ----------
 Loss before income
  tax...................     (21,260)       (17,729)     20%    (68,770)       (71,566)     -4%
 Income tax benefit
  (expense).............       7,695         (7,317)   -205%     24,757         (7,475)   -431%
                            --------      ---------            --------     ----------
 Net loss before equity
  in earnings of
  nonconsolidated
  affiliates............     (13,565)       (25,046)    -46%    (44,013)       (79,041)    -44%
 Equity in net income
  (loss) of
  nonconsolidated
  affiliates............          67           (166)   -140%         67           (166)   -140%
                            --------      ---------            --------     ----------
 Net loss...............    $(13,498)     $ (25,212)    -46%   $(43,946)    $  (79,207)    -45%
                            ========      =========            ========     ==========
Other Data:
 Broadcast cash flow....    $ 17,232      $  17,664      -2%   $ 48,459     $   37,759      28%
 EBITDA (adjusted for
  non-cash stock-based
  compensation).........    $ 12,702      $  12,874      -1%   $ 36,786     $   28,492      29%
 Cash flows from
  operating activities..    $ 10,536      $   4,333     143%   $  7,407     $    9,061     -18%
 Cash flows (used in)
  investing activities..    $(17,577)     $(459,886)    -96%   $(61,774)    $ (778,787)    -92%
 Cash flows from (used
  in) financing
  activities............    $   (593)     $ 742,585    -100%   $  2,112     $1,058,977    -100%
 Capital expenditures...    $  5,790      $   5,736       1%   $ 21,666     $   10,802     101%

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

Consolidated Operations

   Net Revenue. Net revenue increased to $54.5 million for the three month period ended September 30, 2001 from $45.0 million for the three month period ended September 30, 2000, an increase of $9.5 million. This increase was primarily attributable to acquisitions and startup stations, which accounted for $9.2 million of the increase. Same station results for the stations we owned or operated during the three month period ended September 30, 2001, resulted in an increase of net revenue of $1.0 million. This increase was primarily attributable to increased inventory sold and increased rates. These increases were partially offset by a $0.7 million decrease in network compensation from Univision.

   Net revenue increased to $155.3 million for the nine month period ended September 30, 2001 from $98.4 million for the nine month period ended September 30, 2000, an increase of $56.9 million. This increase was primarily attributable to acquisitions and startup stations, which accounted for $52.9 million of the increase. Same station results for the stations we owned or operated during the nine month period ended September 30, 2001, resulted in an increase of net revenue of $7.2 million. This increase was primarily attributable to increased inventory sold and increased rates. These increases were partially offset by a $3.2 million decrease in network compensation from Univision.

   Direct Operating Expenses. Direct operating expenses increased to $26.2 million for the three month period ended September 30, 2001 from $17.1 million for the three month period ended September 30, 2000, an increase of $9.1 million. This increase was primarily attributable to acquisitions and startup stations, which accounted for $8.5 million of the increase. On a same station basis for the stations we owned or operated during the three month periods ended September 30, 2001 and 2000, direct operating expenses increased by $0.6 million. This increase was primarily attributable to sales commissions on the net revenue increase.

   Direct operating expenses increased to $74.7 million for the nine month period ended September 30, 2001 from $39.8 million for the nine month period ended September 30, 2000, an increase of $34.9 million. This increase was primarily attributable to acquisitions and startups, which accounted for $32.9 million of the increase. On a same station basis for the stations we owned or operated during the nine month periods ended September 30, 2001 and 2000, direct operating expenses increased by $2.0 million. This increase was primarily attributable to sales commissions on the net revenue increase.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11.1 million for the three month period ended September 30, 2001 from $10.2 million for the three month period ended September 30, 2000, an increase of $0.9 million. On a same station basis for the stations we owned or operated during the three month periods ended September 30, 2001 and 2000, selling, general and administrative expenses increased by $0.8 million. This increase was primarily attributable to increased rent, insurance and utility costs.

   Selling general and administrative expenses increased to $32.1 million for the nine month period ended September 30, 2001 from $20.8 million for the nine month period ended September 30, 2000, an increase of $11.3 million. This increase was primarily attributable to acquisitions and startups, which accounted for $10.5 million of the increase. On a same station basis for the stations we owned or operated during the nine month periods ended September 30, 2001 and 2000, selling, general and administrative expenses increased by $0.8 million. This increase was primarily attributable to increased rent, insurance and utility costs.

   Corporate Expenses. Corporate expenses decreased to $4.5 million for the three month period ended September 30, 2001 from $4.8 million for the three month period ended September 30, 2000, a decrease of $0.3 million. This decrease was primarily attributable to reduced expenses as a result of consolidating our radio division, which was offset by higher legal expenses associated with settlement of an arbitration.

   Corporate expenses increased to $11.7 million for the nine month period ended September 30, 2001 from $9.3 million for the nine month period ended September 30, 2001, an increase of $2.4 million. This increase was primarily attributable to increased costs from the addition of radio and outdoor corporate expenses, higher legal expenses associated with settlement of an arbitration and costs associated with being a publicly traded company.

   Depreciation and Amortization. Depreciation and amortization increased to $28.2 million for the three month period ended September 30, 2001 from $21.7 million for the three month period ended September 30, 2000, an increase of $6.5 million. This increase was primarily attributable to acquisitions and the addition of our four startup stations.

   Deprecation and amortization increased to $88.0 million for the nine month period ended September 30, 2001 from $36.9 million for the nine month period ended September 30, 2000, an increase of $51.1 million. This increase was primarily attributable to acquisitions and the addition of our four startup stations.

   Non-Cash Stock-Based Compensation. Non-cash stock-based compensation decreased to $0.7 million for the three month period ended September 30, 2001 from $1.0 million for the three month period ended September 30, 2000, a decrease of $0.3 million. Non-cash stock-based compensation consists primarily of compensation expense relating to restricted and unrestricted stock awards granted to our employees during the second quarter of 2000.

   Non-cash stock-based compensation decreased to $2.4 million for the nine month period ended September 30, 2001 from $4.6 million for the nine month period ended September 30, 2000, a decrease of $2.2 million.

   Operating Loss. As a result of the above factors, we recognized an operating loss of $16.1 million for the three month period ended September 30, 2001 compared to an operating loss of $9.9 million for the three month period ended September 30, 2000. We recognized an operating loss of $53.6 million for the nine month period ended September 30, 2001 compared to an operating loss of $13.0 million for the nine month period ended September 30, 2000.

   Net Interest Expense. Interest expense decreased to $5.1 million for the three month period ended September 30, 2001 from $5.2 million for the three month period ended September 30, 2000, a decrease of $0.1 million.

   Net interest expense decreased to $16.8 million for the nine month period ended September 30, 2001 from $18.9 million for the nine month period ended September 30, 2000, a decrease of $2.1 million. In the prior year, we had higher borrowings due to the note payable to Univision and the 364-day credit facility with our bank group at higher interest rates.

   Net Loss. We recognized a net loss of $13.5 million for the three month period ended September 30, 2001 compared to a net loss of $25.2 million for the three month period ended September 30, 2000. We recognized a net loss of $43.9 million for the nine month period ended September 30, 2001 compared to a net loss of $79.2 million for the nine month period ended September 30, 2000.

   Broadcast Cash Flow. Broadcast cash flow decreased to $17.2 million for the three month period ended September 30, 2001 from $17.7 million for the three month period ended September 30, 2000, a decrease of $0.5 million. As a percent of net revenue, broadcast cash flow decreased to 32% for the three month period ended September 30, 2001 from 39% for the three month period ended September 30, 2000. The decrease in broadcast cash flow ratio is primarily attributable to the unanticipated sales reduction after the events of September 11, 2001 and the increase in direct operating expenses due to our start-up television stations. We anticipate the broadcast cash flow ratio to return to historical levels as markets recover from the events of September 11, 2001 and the economic slowdown and our startup television stations become fully integrated.

   Broadcast cash flow increased to $48.5 million for the nine month period ended September 30, 2001 from $37.8 million for the nine month period ended September 30, 2000, an increase of $10.7 million. As a percentage of net revenue, broadcast cash flow decreased to 31% for the nine month period ended September 30, 2001 from 38% for the nine month period ended September 30, 2000. The decrease in broadcast cash flow ratio is primarily attributable to the diversification into the outdoor and print operations.

   EBITDA. EBITDA decreased to $12.7 million for the three month period ended September 30, 2001 from $12.9 million for the three month period ended September 30, 2000. As a percentage of net revenue, EBITDA decreased to 23% for the three month period ended September 30, 2001 from 29% for the three month period ended September 30, 2000.

   EBITDA increased to $36.8 million for the nine month period ended September 30, 2001 from $28.5 million for the nine month period ended September 30, 2000, an increase of $8.3 million. As a percentage of net revenue, EBITDA decreased to 24% for the nine month period ended September 30, 2001 from 29% for the nine month period ended September 30, 2000.

Segment Operations

 Television

   Net Revenue. Net revenue in our television segment increased to $22.9 million for the three month period ended September 30, 2001 from $21.2 million for the three month period ended September 30, 2000, an increase of $1.7 million. Same station results for the stations we owned or operated during the three month period ended September 30, 2001 and 2000, resulted in an increase of net revenue of $0.9 million, or 5%. This increase was primarily attributable to increased inventory sold and increased rates. Additionally, our acquisitions of television stations in the Boston, Hartford, Orlando and San Diego markets and startups in the Midland and Santa Barbara markets accounted for approximately $1.5 million of the increase. These increases were partially offset by a $0.7 million decrease in network compensation from Univision.

   Net revenue increased to $67.2 million for the nine month period ended September 30, 2001 from $60.1 million for the nine month period ended September 30, 2000, an increase of $7.1 million. Same station results for the stations we owned or operated during the nine month period ended September 30, 2001 and 2000, resulted in an increase of net revenue of $6.7 million, or 13%. This increase was primarily attributable to increased inventory sold and increased rates. The addition of our startup stations and acquisitions of television stations in the Boston, Hartford, Washington, D.C., Orlando and San Diego markets and startups in the Midland and Santa Barbara markets accounted for approximately $3.6 million of the increase. These increases were partially offset by a $3.2 million decrease in network compensation from Univision.

   Direct Operating Expenses. Direct operating expenses in our television segment increased to $9.8 million for the three month period ended September 30, 2001 from $8.8 million for the three month period ended September 30, 2000, an increase of $1.0 million. Acquisitions and startup stations accounted for $0.7 million of the increase. Same station results for the stations we owned or operated during the three month periods ended September 30, 2001 and 2000, resulted in an increase of $0.3 million, or 4%. This increase was primarily attributable to sales commissions on the net revenue increase and additional sales and research tools.

   Direct operating expenses in our television segment increased to $28.8 million for the nine month period ended September 30, 2001 from $24.7 million for the nine month period ended September 30, 2000, an increase of $4.1 million. Acquisitions and startup stations accounted for $1.9 million of the increase. Same station results for the stations we owned or operated during the nine month periods ended September 30, 2001 and 2000, resulted in an increase of $2.2 million, or 10%. This increase was primarily attributable to sales commissions on the net revenue increase and additional sales and research tools.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $4.6 million for the three month period ended September 30, 2001 from $3.4 million for the three month period ended September 30, 2000, an increase of $1.2 million. Acquisitions and startup stations accounted for $0.5 million of the increase. Same station results for the stations we owned or operated during the three month periods ended September 30, 2001 and 2000, resulted in an increase of $0.7 million. The increase was primarily attributable to increased rent, insurance and utility expenses.

   Selling, general and administrative expenses in our television segment increased to $13.7 million for the nine month period ended September 30, 2001 from $11.0 million for the nine month period ended September 30, 2000, an increase of $2.7 million. The increase was primarily attributable to acquisitions and the addition of our startup stations, which accounted for $1.9 million of the increase. Same station results for the stations we owned or operated during the nine month periods ended September 30, 2001 and 2000, resulted in an increase of $0.8 million.

 Radio

   Net Revenue. Net revenue in our radio segment increased to $17.8 million for the three month period ended September 30, 2001 from $15.4 million for the three month period ended September 30, 2000, an increase of $2.4 million. The increase was primarily attributable to acquisitions, primarily Z-Spanish, which accounted for $2.0 million of the increase. Same station results for the stations we owned or operated during the three month periods ended September 30, 2001 and 2000, resulted in an increase in net revenue of $0.4 million.

   Net revenue increased to $48.9 million for the nine month period ended September 30, 2001 from $25.6 million for the nine month period ended September 30, 2000, an increase of $23.3 million. The increase was primarily attributable to the acquisitions of Z-Spanish and LCG, which accounted for $22.8 million of the increase. Same station results for the stations we owned or operated during the nine month periods ended September 30, 2001 and 2000, resulted in an increase of net revenue of $0.5 million.

   Direct Operating Expenses. Direct operating expenses in our radio segment increased to $7.1 million for the three month period ended September 30, 2001 from $3.8 million for the three month period ended September 30, 2000, an increase of $3.3 million. The increase was primarily attributable to the acquisitions of Z-Spanish, which accounted for $3.0 million of the increase. Same station results for the stations we owned or operated during the three month periods ended September 30, 2001 and 2000, resulted in an increase in direct operating expenses of $0.3 million.

   Direct operating expenses in our radio segment increased to $19.8 million for the nine month period ended September 30, 2001 from $7.0 million for the nine month period ended September 30, 2000, an increase of $12.8 million. This increase was primarily attributable to the acquisitions of Z-Spanish and LCG, which accounted for $13.0 million of the increase. The increase was offset by same station results for the stations we owned or operated during the nine month periods ended September 30, 2001 and 2000, which resulted in a decrease of $0.2 million.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.6 million for the three month period ended September 30, 2001 from $5.5 million for the three month period ended September 30, 2000, a decrease of $0.9 million. This decrease was primarily attributable to reduced expenses as a result of consolidating our radio operations into our San Jose location. Same station results for the stations we owned or operated during the three month periods ended September 30, 2001 and 2000 resulted in an increase of $0.2 million.

   Selling, general and administrative expenses in our radio segment increased to $12.6 million for the nine month period ended September 30, 2001 from $8.5 million for the nine month period ended September 30, 2000, an increase of $4.1 million. This increase was primarily attributable to the acquisitions of LCG and Z-Spanish, which accounted for $4.1 million of the increase. Same station results for the stations we owned or operated during the nine month periods ended September 30, 2001 and 2000 resulted in no change.

 Outdoor

   Net Revenue. Net revenue in our outdoor segment increased to $8.8 million for the three month period ended September 30, 2001 from $3.1 million for the three month period ended September 30, 2000, an increase of $5.7 million. This increase was a result of our acquisitions of Z-Spanish's outdoor operations in August 2000 and certain outdoor advertising assets from Infinity Broadcasting Corporation (the "Infinity Assets") in October 2000.

   Based on the events of September 11 and the economic slowdown, particularly in New York, we anticipate our outdoor operating results for the fourth quarter will be negatively impacted.

   Net revenue in our outdoor segment increased to $24.6 million for the nine month period ended September 30, 2001 from $3.1 million for the nine months period ended September 30, 2000, an increase of $21.5 million. This increase was a result of our acquisitions of Z-Spanish's outdoor operations and the Infinity Assets.

   Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $5.6 million for the three month period ended September 30, 2001 from $0.9 million for the three month period ended September 30, 2000, an increase of $4.7 million. This increase was a result of our acquisitions of Z-Spanish's outdoor operations and the Infinity Assets.

   Direct operating expenses in our outdoor segment increased to $15.6 million for the nine month period ended September 30, 2001 from $0.9 million for the nine month period ended September 30, 2000, an increase of $14.7 million. This increase was a result of our acquisitions of Z-Spanish's outdoor operations and the Infinity Assets.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment increased to $1.0 million for the three month period ended September 30, 2001 from $0.5 million for the three month period ended September 30, 2000, an increase of $0.5 million. This increase was a result of our acquisitions of Z-Spanish's outdoor operations and the Infinity Assets.

   Selling, general and administrative expenses in our outdoor segment increased to $3.1 million for the nine month period ended September 30, 2001 from $0.5 million for the nine month period ended September 30, 2000, an increase of $2.6 million. This increase was a result of our acquisitions of Z-Spanish's outdoor operations and the Infinity Assets.

 Print

   Net Revenue. Net revenue in our publishing segment decreased to $4.9 million for the three month period ended September 30, 2001 from $5.3 million for the three month period ended September 30, 2000, a decrease of $0.4 million. This decrease was the result of slowing economic conditions in New York and the events of September 11.

   Net revenue in our publishing segment increased to $14.6 million for the nine month period ended September 30, 2001 from $9.5 million for the nine month period ended September 30, 2000, an increase of $5.1 million. This increase was primarily attributable to a full nine months of activity in 2001 compared to 2000.

   Direct Operating Expenses. Direct operating expenses in our print segment remained flat at $3.7 million for the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000.

   Direct operating expenses in our print segment increased to $10.6 million for the nine month period ended September 30, 2001 from $7.1 million for the nine month period ended September 30, 2000, an increase of $3.5 million. This increase was primarily attributable to a full nine months of activity in 2001 compared to 2000.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses in our print segment remained flat at $0.9 million for the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000.

   Selling, general and administrative expenses in our print segment increased to $2.7 million for the nine month period ended September 30, 2001 from $0.9 million for the nine month period ended September 30, 2000, an increase of $1.8 million. This increase was primarily attributable to a full nine months of activity in 2001 compared to 2000.

Liquidity and Capital Resources

   Our primary sources of liquidity are cash provided by operations and available borrowings under our bank credit facility in the amount of $600.0 million, of which $199.5 million was outstanding as of September 30, 2001. The credit facility is secured by substantially all of our assets as well as the pledge of the stock of several of our subsidiaries, including our special purpose subsidiaries formed to hold our FCC licenses. The credit facility consists of a $250.0 million revolving credit facility and a $150.0 million Term A loan, both bearing interest at LIBOR (3.6% at September 30, 2001) plus a margin ranging from 0.875% to 2.75% based on our leverage, and a $200.0 million Term B loan bearing interest at LIBOR plus 2.75%. The revolving credit facility expires on December 31, 2007. The Term A loan commitment expired on July 31, 2001. Upon the expiration of the Term A loan commitment, we have a $150.0 million incremental loan facility remaining under substantially the same terms, expiring on December 31, 2007. The Term B loan expires on December 31, 2008. The revolving credit facility contains scheduled quarterly reductions in the amount that is available, ranging from $6.3 million to $18.8 million, commencing September 30, 2002. The Term B loan contains scheduled quarterly reductions in the amount that is available, ranging from $0.5 million to $42.5 million, commencing September 30, 2001. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. All of the outstanding balance of our credit facility as of September 30, 2001 was under the Term B loan.

   The credit facility contains a mandatory prepayment clause in the event that we liquidate any assets if the proceeds are not utilized to acquire assets of the same type within one year, receive insurance or condemnation proceeds which are not fully utilized toward the replacement of such assets or have excess cash flow (as defined in our credit agreement), 50% of which shall be used to reduce our outstanding loan balance.

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

   Acquisitions having an aggregate maximum consideration during the term of our credit agreement of greater than $25.0 million but less than or equal to $75.0 million are conditioned on delivery to the agent bank of a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised projections for those acquisitions. For acquisitions having an aggregate maximum consideration during the term of our credit agreement in excess of $75.0 million, majority lender consent of the bank group is required. We can draw on our revolving credit facility without prior approval for working capital needs and acquisitions less than $25.0 million.

   Net cash flow provided by operating activities was approximately $7.4 million for the nine month period ended September 30, 2001, from cash provided of approximately $9.1 million for the nine month period ended September 30, 2000.

   Net cash flow used in investing activities was approximately $61.8 million for the nine month period ended September 30, 2001, compared to $778.8 million for nine month period ended September 30, 2000. During the nine month period ended September 30, 2001, we acquired media properties for a total of approximately $43.1 million, consisting primarily of WJAL-TV for approximately $10.3 million, KXGM-FM for approximately $17.6 million (plus the exchange of two of our radio stations with a fair value of $14.5 million), the construction permit for KPMR-TV for approximately $4.8 million and the acquisition of KDVA-FM for approximately $9.6 million. We sold two radio stations, KEWE-AM and KHHZ-FM, for approximately $2.6 million. We made capital expenditures of approximately $21.1 million, including $2.3 million for a building in San Diego and $7.8 million for the construction of two new television facilities in Texas and four startup stations.

   Net cash flow from financing activities was approximately $2.1 million for the nine month period ended September 30, 2001 compared to approximately $1.1 billion for the nine month period ended September 30, 2000. During the nine month period ended September 30, 2001, we received proceeds from the exercise of stock options in the amount of approximately $4.0 million, partially offset by reductions in our notes payable in the amount of $1.9 million. During the nine month period ended September 30, 2000, we increased our subordinated debt by $110.0 million and increased our bank debt by $206.0 million.

   We anticipate that our total capital expenditures for the full year 2001 will be approximately $25 million, of which amount we have incurred approximately $21.7 million of expenditures including assets acquired under capital leases as of September 30, 2001. These expenditures include building two television facilities, as well as upgrading and maintaining our broadcasting equipment and facility improvements to television and radio stations and to our outdoor division. We anticipate paying for these capital expenditures out of net cash flow from operating activities. The amount of these capital expenditures may change based on future changes in business plans, our financial conditions and general economic conditions.

   We currently anticipate that the funds generated from operations and available borrowings under our credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

   We continuously review, and are currently reviewing, opportunities to acquire additional television and radio stations, as well as billboards and other opportunities targeting the U.S. Hispanic market. We expect to finance any future acquisitions through funds generated from operations and borrowings under our credit facility and possibly through additional debt and equity financing. Any additional financing, if needed, might not be available to us on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and our acquisition strategy. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our Class A common stock.

   On March 19, 2001, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $35.0 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance stock repurchases, if and when made, with our available cash on hand and cash provided by operations. No shares of Class A common stock had been repurchased under the stock repurchase program as of September 30, 2001.

   On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan was approved by our stockholders on May 10, 2001 at the Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Purchase Plan, the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the next ten calendar years, beginning January 1, 2002. All of our employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. The first offering period under the Purchase Plan commenced on August 15, 2001.

New Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The most significant changes made by SFAS No. 141 are: (i) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (ii) establishing specific criteria for the recognition of intangible assets separately from goodwill.

   SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets (i.e., post acquisition accounting) and is effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: (i) goodwill and indefinite-lived intangible assets will no longer be amortized; (ii) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and (iii) the amortization period of intangible assets with finite lives will no longer be limited to forty years. We are in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption. As of September 30, 2001, the net book value of goodwill totaled approximately $363.0 million and is being amortized over 15 years. Management believes that FCC licenses are indefinite-lived intangible assets. As of September 30, 2001, the net book value of FCC licenses totaled approximately $614.0 million and is being amortized over 15 years. Total annualized amortization expense for goodwill and FCC licenses as of September 30, 2001 is approximately $67.0 million.

   In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for us on January 1, 2002. We do not expect that adoption of this standard will have a material effect on our results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

   Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. Periodically, we may be required to periodically enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes. Our credit facility requires us to maintain an interest rate protection agreement if we exceed certain leverage ratios as defined in our credit agreement.

Interest Rates

   Our Term B loan bears interest at a variable rate of LIBOR plus 2.75%. As of September 30, 2001, we were not required to hedge any of our outstanding variable rate debt by using an interest rate cap. Based on our overall interest rate exposure on our LIBOR loans as of September 30, 2001, a change of 10% in interest rates would have an impact of approximately $2.0 million on pre-tax earnings and pre-tax cash flows over a one year period.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

   We were a defendant to a lawsuit filed in the Superior Court of the District of Columbia by First Millennium Communications, Inc. The settlement of this matter provided that the parties would resolve a dispute with respect to the fair market value of the claimants' 10% ownership interest in television station WBSV-TV in Sarasota, Florida, pursuant to binding arbitration. The arbitration hearing was held during June and July 2001 to determine the fair market value of WBSV-TV as of November 10, 2000. In August 2001, the arbitrator issued a revised arbitration award in which we were ordered to pay the claimants approximately $937,630 for their 10% interest in WBSV-TV, subject to the parties' agreeing on whether the claimants were entitled to pre-award interest. In August 2001, the parties agreed that we would pay approximately $32,370 in pre-award interest to the claimants, for a total payment of approximately $970,000. The parties also agreed that the arbitration award constituted the final and binding determination of the disputes between the parties. In August 2001, we paid the approximately $970,000 to the claimants in full satisfaction of the arbitration award.

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

                                          ENTRAVISION COMMUNICATIONS
                                           CORPORATION

                                                   /s/ Jeanette Tully
                                          By: _________________________________
                                                       Jeanette Tully
                                                 Executive Vice President,
                                                Treasurer and Chief Financial
                                                           Officer

Dated: November 13, 2001