Form 10-K
period 2001-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2002-03-26
CIK 1109116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 1-15997

ENTRAVISION COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4783236 (I.R.S. Employer Identification No.)

2425 Olympic Boulevard, Suite 6000 West
Santa Monica, California 90404
(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: (310) 447-3870

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 2002 was approximately $671,653,041 (based upon the closing price for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange for the last trading date prior to that date). Shares of Class A common stock held by each officer, director and holder of 5% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2002, there were 70,023,078 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 21,983,392 shares, $0.0001 par value per share, of the registrant’s Class C common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders scheduled to be held on May 16, 2002 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

i

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in Item 1, “Business” (including the “Risk Factors” section of that Item) and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. We do not intend, and undertake no obligation, to update any forward-looking statement.

ITEM 1.    BUSINESS

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

Overview

Entravision Communications Corporation and its wholly owned subsidiaries, or Entravision, is a diversified Spanish-language media company with a unique portfolio of television, radio, outdoor advertising and publishing assets, reaching approximately 80% of all Hispanics in the U.S. We own and/or operate 38 primary television stations that are located primarily in the southwestern U.S., including the U.S./Mexican border markets. Our television stations consist primarily of affiliates of the two television networks of Univision Communications Inc. (“Univision”) serving 21 of the top 50 Hispanic markets in the U.S. We are the largest Univision-affiliated television group in the U.S. Univision is a key source of programming for our television broadcasting business and we consider them to be a valuable strategic partner of ours.

We own and operate one of the largest groups of Spanish-language radio stations in the U.S. We own and/or operate 54 radio stations in 25 U.S. markets, including Spanish-language stations in Los Angeles, San Francisco, Phoenix and Dallas-Ft. Worth. Our radio stations consist of 39 FM and 15 AM stations serving portions of the Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas markets.

Our outdoor advertising operations consist of approximately 11,200 advertising faces located primarily in high-density Hispanic communities in Los Angeles and New York. We also own El Diario/la Prensa, the oldest major Spanish-language daily newspaper in the U.S.

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

On August 2, 2000, we also completed an initial public offering, or IPO, of our Class A common stock. We sold 46,435,458 shares of our Class A common stock to the underwriters at a price of $16.50 per share. We also sold 6,464,542 shares of our Class A common stock directly to Univision at a price of $15.47 per share. The net proceeds to us after deducting underwriting discounts and commissions and offering expenses were approximately $814 million.

Also on August 2, 2000, we completed a reorganization from a limited liability company to a corporation. As a result of this reorganization, prior to the closing of the IPO, the beneficial ownership of Entravision was virtually identical to the beneficial ownership of Entravision Communications Company, L.L.C., our predecessor, immediately before the reorganization. This reorganization occurred as follows:

•
Walter Ulloa, Philip Wilkinson and Paul Zevnik and each of their trusts and other related entities exchanged their direct and indirect ownership interests in our predecessor for newly-issued shares of Class B common stock;

•
each of the stockholders in the seven corporate member entities of our predecessor (other than Messrs. Ulloa, Wilkinson and Zevnik and their trusts and related entities) exchanged their shares in such corporate members for newly-issued shares of Class A common stock;

•	each of the remaining individuals, trusts and other entities holding direct membership interests in our predecessor exchanged such interests for newly-issued shares of Class A common stock; and

•	Univision exchanged its subordinated note and option in our predecessor for shares of Class C common stock.

On March 18, 2002, we issued $225 million in Senior Subordinated Notes due 2009 (the “Notes”). The Notes bear interest at 8 1/8% per year, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2002. The net proceeds from the Notes were used to pay the outstanding balance under our bank credit facility and for general corporate purposes.

We generate revenue from sales of national and local advertising time on television and radio stations and advertising on our billboards and in our publication. Advertising rates are, in large part, based on each media’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast, outdoor services are provided and publishing services are provided. We incur commissions from agencies on local, regional and national advertising. Our revenue reflects deductions from gross revenue for commissions to these agencies.

Our primary expenses are employee compensation, including commissions paid to our sales staffs and our national representative firms, marketing, promotion and selling, technical, local programming, engineering and general and administrative. Our local programming costs for television consist of costs related to producing a local newscast in most of our markets.

The Hispanic Market Opportunity

Our media assets target densely-populated and fast-growing Hispanic markets in the U.S. We operate media properties in 12 of the 15 highest-density Hispanic markets in the U.S. In addition, among the top 25 Hispanic markets in the U.S., we operate media properties in 12 of the 15 fastest-growing markets. We believe that targeting the Hispanic market will translate into strong growth for the foreseeable future for the following reasons:

Hispanic Population Growth.    Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population. According to Census 2000 data, over 35 million Hispanics live in the U.S., accounting for approximately 13% of the total U.S. population. The overall Hispanic population is growing at approximately seven times the rate of the non-Hispanic population in the U.S. and is expected to grow to 55.2 million (17% of the total U.S. population) by 2020. Approximately 46% of the total future growth in the U.S. population through 2020 is expected to come from the Hispanic community. By 2005, Hispanics are projected to be the largest minority group in the U.S.

Spanish-Language Use.    Approximately 68% of all Hispanics in the U.S. speak Spanish at home. This percentage is expected to remain relatively constant through 2020. The number of Hispanics who speak Spanish in the home is expected to grow from 22 million in 2000 to 36.3 million in 2020. We believe that the strong Spanish-language use among Hispanics indicates that Spanish-language media will continue to be an important source of news, sports and entertainment for Hispanics and an important vehicle for marketing and advertising.

Increasing Hispanic Buying Power.    The Hispanic population in the U.S. accounted for total consumer expenditures of approximately $444 billion in 2000, an increase of 106% since 1990. Hispanics are expected to account for over $1 trillion in consumer expenditures by 2010 and by 2020, Hispanics are expected to account for $2.1 trillion in consumer expenditures (12% of total U.S. consumer spending). Hispanic buying power is expected to grow at approximately five times the rate of the Hispanic population growth by 2020. We believe that these factors make Hispanics an attractive target audience for many major U.S. advertisers.

Attractive Profile of Hispanic Consumers.    We believe that the demographic profile of the Hispanic audience makes it attractive to advertisers. We believe that the larger size and younger age of Hispanic households (averaging 3.4 persons and 27.6 years of age as compared to the general public’s average of 2.5 persons and 37.2 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 23.5% more per year than the average non-Hispanic U.S. household on food at home, 96% more on children’s clothing, 55% more on footwear and 27% more on laundry and household cleaning products. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the Hispanic population and its disposable income continue to grow.

Spanish-Language Advertising.    According to published sources, nearly $2.2 billion of total advertising expenditures in the U.S. were placed in Spanish-language media in 2001, of which approximately 84% was placed in Spanish-language television and radio advertising. We believe that major advertisers have found that Spanish-language media is a more cost-effective means to target the growing Hispanic audience than English-language broadcast media.

Business Strategy

We seek to increase our advertising revenue through the following strategies:

Effectively Use Our Networks and Media Brands.    We are the largest Univision television affiliate group for Univision’s primary network as well as its new network, Telefutura, which was launched in January 2002. Univision’s primary network is the most-watched television network (English- or Spanish-language) among U.S. Hispanic households, capturing approximately an 81% market share of the U.S. Spanish-language prime time audience as of December 2001. Univision makes its networks’ Spanish-language programming available to our television stations 24-hours a day, including a prime time schedule on its primary network of substantially all first-run programming throughout the year.

We believe that the breadth and diversity of Univision’s programming, combined with our local news and community-oriented segments, provide us with an advantage over other Spanish-language and English-language broadcasters in reaching Hispanic viewers. Our local content is designed to brand each of our stations as the best source for relevant community information that accurately reflects local interests and needs.

We operate our radio network using three primary formats designed to appeal to different listener tastes. We format the programming of our network and radio stations to capture a substantial share of the U.S. Hispanic audience.

Invest in Media Research and Sales.    We believe that continued use of reliable ratings and surveys will allow us to further increase our advertising rates. We use industry ratings and surveys, including Nielsen, Arbitron, the Traffic Audit Bureau and the Audit Bureau of Circulation, to provide a more accurate measure of consumers that we reach with our operations. We believe that our focused research and sales efforts will enable us to continue to achieve significant revenue growth.

Continue to Benefit from Strong Management.    We believe that we have one of the most experienced management teams in the industry. Walter Ulloa, our co-founder, Chairman and Chief Executive Officer,

Philip Wilkinson, our co-founder, President and Chief Operating Officer, Jeanette Tully, our Executive Vice President and Chief Financial Officer, Jeffery Liberman, the President of our Radio Division, and Glenn Emanuel, the President of our Outdoor Division, have an average of more than 20 years of media experience. We intend to continue to build and retain our key management personnel and to capitalize on their knowledge and experience in the Spanish-language markets.

Emphasize Local Content, Programming and Community Involvement.    We believe that local content in each market we serve is an important part of building our brand identity within the community. By combining our local news and quality network programming, we believe that we have a significant competitive advantage. We also believe that our active community involvement, including station remote broadcasting appearances at client events, concerts and tie-ins to major events, helps to build station awareness and identity as well as viewer and listener loyalty.

Increase in Market Cross-Selling and Cross-Promotion.    We believe that our uniquely diversified asset portfolio provides us with a competitive advantage. We are one of the only Hispanic media companies that has the ability to provide advertisers with attractive media packages which combine television, radio, outdoor advertising and publishing in targeting the Hispanic consumer. In 2001, we began the process of combining television and radio operations to create synergies and achieve cost savings and are continuing that process in 2002. Currently, we operate some combination of television, radio, outdoor advertising and publishing in 13 markets.

Target Other Attractive Hispanic Markets and Fill-In Acquisitions.    We believe that our knowledge of, and experience with, the Hispanic marketplace will enable us to continue to identify acquisitions in the television, radio and outdoor advertising markets. Since our inception, we have used our management expertise, programming and brand identity to improve our acquired media properties.

Television

Overview

We own and/or operate Univision-affiliated television stations in 21 of the top 50 Hispanic markets in the U.S. Our television operations are the largest affiliate group of the Univision networks. Univision’s primary network is the leading Spanish-language network in the U.S., reaching more than 97% of all Hispanic households. Univision’s primary network is the most-watched television network (English- or Spanish-language) among U.S. Hispanic households, representing approximately an 81% market share of the U.S. Spanish-language network television prime time audience as of December 2001. Univision’s networks make available to our Univision-affiliated stations 24-hours a day of Spanish-language programming. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

Television Programming

Univision Primary Network Programming.    Univision directs its programming primarily toward its young, family-oriented audience. It begins daily with Despierta America and other talk and information shows, Monday through Friday, followed by novelas. In the late afternoon and early evening, Univision offers a talk show, a game show, a news-magazine and national news, in addition to local news produced by our television stations. During prime time, Univision airs novelas, variety shows, a talk show, comedies, news magazines and lifestyle shows, as well as specials and movies. Prime time is followed by late news and a late night talk show. Overnight programming consists primarily of repeats of programming aired earlier in the day. Weekend daytime programming begins with children’s programming, followed by sports, variety, teen lifestyle shows and movies.

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

Telefutura Network Programming.    On January 14, 2002, Univision launched a new 24-hour general-interest Spanish-language broadcast network, Telefutura, to meet the diverse preferences of the multi-faceted U.S. Hispanic community. Telefutura’s programming includes sports (including live boxing, soccer and a nightly wrap-up similar to ESPN’s at 11 p.m.), movies (including a mix of English-language movies dubbed into Spanish) and novelas (not run on Univision’s primary network), as well as reruns of popular novelas broadcast on Univision’s primary network. Telefutura offers U.S. Hispanics an alternative to traditional Spanish-language broadcast networks and targets younger U.S. Hispanics who currently watch predominantly English-language programming.

Entravision Local Programming.    We believe that our local news brands each of our stations in the market. We shape our local news to relate to our target audiences. In seven of our television markets, our local news is ranked #1 in its designated time slot among viewers 18-34 years of age, in any language. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets.

Network Affiliation Agreements.    Substantially all of our television stations are Univision-affiliated television stations. Our network affiliation agreements with Univision provide certain of our stations with the exclusive right to broadcast the Univision primary network programming in its respective market. These long-term affiliation agreements expire in 2021. Under the affiliation agreements, Univision retains the right to sell approximately six minutes per hour of the advertising time available during the Univision schedule, with the remaining six minutes per hour available for sale by our stations.

Our network affiliation agreement with the United Paramount Network (“UPN”) gives us the right to provide UPN network programming for a ten year period expiring in October 2009 on XUPN-TV serving the Tecate/San Diego market. A related participation agreement grants UPN a 20% interest in the appreciation of XUPN-TV above $35 million upon certain liquidity events as defined in the agreement.

XHAS-TV broadcasts Telemundo Network Group LLC (“Telemundo”) network programming serving the Tijuana/San Diego market pursuant to a network affiliation agreement. Our network affiliation agreement with Telemundo gives us the right to provide Telemundo network programming for a six year period expiring in July 2007 on XHAS-TV serving the Tijuana/San Diego market. The affiliation agreement grants Telemundo a 20% interest in the appreciation of XHAS-TV above $31 million, plus capital expenditures and certain other adjustments upon certain liquidity events as defined in the agreement. We also granted Telemundo an option to purchase our ownership interest in KTCD-LP at a purchase price equal to our cost for such interest.

Our joint marketing and programming agreement with Grupo Televisa and certain of its affiliates gives us the right through December 2004 to manage the programming, advertising, sales and certain operations functions of XETV-TV, Channel 6, the Fox network affiliate serving the Tijuana/San Diego market.

Our Television Station Portfolio

The following table lists information as of March 22, 2002 concerning each of our owned and/or operated television stations and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel	Programming

Harlingen-Weslaco-	10	273,370	220,080	80.5%	KNVO-TV, Channel 48	Univision
Brownsville-McAllen, Texas

Albuquerque-Santa Fe,	11	607,170	206,520	34.0%	KLUZ-TV, Channel 41	Univision
New Mexico					KTFA-LP, Channel 48	Telefutura

Denver-Boulder, Colorado	12	1,281,620	196,500	14.2%	KCEC-TV, Channel 50	Univision
					KTFD-LP, Channel 36	Telefutura
					K03EM, Channel 3	Univision

San Diego, California	14	975,690	191,820	19.6%	KBNT-LP, Channel 17	Univision
					KTCD-LP, Channel 46	Telemundo
					KHAX-LP, Channel 49	Telemundo

El Paso, Texas	16	273,120	187,680	68.7%	KINT-TV, Channel 26	Univision
					KTFN-TV, Channel 65	Telefutura

Washington, D.C.	18	2,128,430	133,450	6.3%	WMDO-CA, Channel 30 (1)	Univision
					WJAL-TV, Channel 68	Univision
					WFDC-TV, Channel 14 (2)	Telefutura

Tampa-St. Petersburg	19	1,568,180	123,860	7.9%	WVEA-TV, Channel 62	Univision
(Sarasota), Florida					WVEA-LP, Channel 61	Univision
					WFTT-TV, Channel 50 (2)	Telefutura

Orlando-Daytona Beach-	20	1,182,420	118,280	10.0%	WVEN-TV, Channel 26	Univision
Melbourne, Florida					WVCI-LP, Channel 63 (3)	Time Brokered
					W62CC, Channel 62	Univision
					WOTF-TV, Channel 43 (2)	Telefutura

Boston, Massachusetts	23	2,315,700	106,670	4.6%	WUNI-TV, Channel 27	Univision
					WUTF-TV, Channel 66 (2)	Telefutura

Las Vegas, Nevada	24	579,680	105,290	18.2%	KINC-TV, Channel 15	Univision
					KELV-LP, Channel 2	Telefutura
					KNTL-LP, Channel 47	Univision
					KWWB-LP, Channel 45	Univision

Corpus Christi, Texas	26	188,260	92,240	49.0%	KORO-TV, Channel 28	Univision
					KCRP-CA, Channel 41 (1)	Telefutura

Monterey-Salinas-Santa Cruz,	28	229,450	68,030	29.6%	KSMS-TV, Channel 67	Univision
California

Hartford-New Haven,	29	953,130	66,790	7.0%	WUVN-TV, Channel 18	Univision
Connecticut					WUTH-TV, Channel 47 (4)	Telefutura

Laredo, Texas	34	56,080	50,810	90.6%	KLDO-TV, Channel 27	Univision

Yuma, Arizona-El Centro,	35	95,750	47,640	49.7%	KVYE-TV, Channel 7	Univision
California

Colorado Springs-Pueblo,	37	305,730	46,010	15.0%	KGHB-CA, Channel 27 (1)	Univision
Colorado

Santa Barbara-Santa	39	225,260	43,660	19.4%	KPMR-TV, Channel 38	Univision
Maria-San Luis Obispo,					KTSB-LP, Channel 43 (4)	Telefutura
California					K10OG, Channel 10 (4)	Telefutura
					K21EX, Channel 21 (4)	Telefutura
					K28FK, Channel 28 (4)	Telefutura
					K35ER, Channel 35 (4)	Telefutura

Odessa-Midland, Texas	40	132,960	43,190	32.5%	KUPB-TV, Channel 18	Univision

Palm Springs, California	42	119,060	38,910	32.7%	KVER-CA, Channel 4 (1)	Univision
					KEVC-CA, Channel 5 (1)	Telefutura
					KVES-LP, Channel 28	Univision

Lubbock, Texas	45	144,750	37,750	26.1%	KBZO-LP, Channel 51	Univision

Amarillo, Texas	46	191,940	37,430	19.5%	KEAT-LP, Channel 22	Univision

Reno, Nevada	56	239,840	27,780	11.6%	KNVV-LP, Channel 41	Univision
					KNCV-LP, Channel 48	Univision

San Angelo, Texas	80	50,640	12,750	25.2%	KEUS-LP, Channel 31	Univision

Tecate, Baja California,	—	—	—	—	XUPN-TV, Channel 49 (5)	UPN
Mexico

Tijuana, Mexico	—	—	—	—	XHAS-TV, Channel 33 (5)	Telemundo
	—	—		—	XETV-TV, Channel 6 (2)	Fox
Source: Nielsen Media Research 2002 universe estimates.
(footnotes on next page)

(footnotes from preceding page)

(1)	“CA” in call letters indicates station is under Class A television service.
(2)	We run the sales and marketing operations of this station under a marketing and sales arrangement.
(3)	Operated pursuant to a time brokerage agreement under which we grant to a third-party the right to program the station.
(4)	Operated pursuant to a time brokerage agreement under which a third-party grants to us the right to program the station.
(5)
We hold a minority, limited voting interest (neutral investment stock) in the entity that directly or indirectly holds the broadcast license for this station. We have been retained to provide the programming and related services available on this station under a time brokerage agreement. The station holds absolute control on the contents and other broadcast issues.

Television Advertising

Local.    Local advertising revenue is generated from commercial airtime and is sold directly by the station to an in-market advertiser or its agency.

National.    National advertising revenue represents commercial time sold to a national advertiser within a specific market by Univision, our national representative firm. For these sales, Univision is paid a 15% commission on the net revenue from each sale (gross revenue less agency commission). We target the largest national Spanish-language advertisers that collectively purchase the greatest share of national advertisements through Univision. The Univision representative works closely with each station’s national sales manager. This has enabled us to secure major national advertisers, including Ford Motor Company, General Motors, AT&T, McDonald’s, Burger King and Wells Fargo Bank. We have a similar national advertising representative arrangement with Telemundo. XUPN/XETV are represented by Blair Television Inc. In 2001, national advertising accounted for 41%, local advertising accounted for 58% and network and other compensation for 1% of our total television advertising revenue.

Network.    Network compensation represents compensation for broadcasting network programming in two television markets.

Television Marketing/Audience Research

We derive our revenue primarily from selling advertising time. The relative advertising rates charged by competing stations within a market depend primarily on four factors:

•	the station’s ratings (households or people viewing its programs as a percentage of total television households or people in the viewing area);

•	audience share (households or people viewing its programs as a percentage of households or people actually watching television at a specific time);

•	the time of day the advertising will run; and

•	the demographic qualities of a program’s viewers (primarily age and gender).

Nielsen ratings provide advertisers with the industry-accepted measure of television viewing. In recent years, Nielsen began a special service to measure Hispanic viewing. Nielsen is now introducing improved methodology to its general market service that more accurately measures Hispanic viewing by using language spoken in the home in its metered market sample. We believe that this new methodology will result in substantial ratings gains and allow us to further increase our advertising rates and narrow any primary disparities which have historically existed between English-language and Spanish-language advertising rates. We have made significant investments in experienced sales managers and account executives and have provided our sales professionals with research tools to continue to attract major advertisers.

The various Nielsen rating services that we use are described below:

Nielsen Hispanic Station Index.    This service measures Hispanic household viewing at the local market level. Each sample also reflects the varying levels of language usage by Hispanics in each market in order to more accurately reflect the Hispanic household population in the relevant market. Nielsen Hispanic Station Index only measures the audience viewing of Hispanic households, that is, households where the head of the household is of Hispanic descent or origin. Although this offers improvements over previous measurement indices, we believe that it still under-reports the number of viewers watching Entravision programming because we have viewers who do not live in Hispanic households.

Nielsen Station Index.    This service measures local station viewing of all households in a specific market. We buy these reports in most of our markets to measure our viewing against both English- and Spanish-language competitors. This rating service, however, is not language-stratified and generally under-represents Spanish-speaking households. As a result, we believe that this typically under-reports viewing of Spanish-language television. Despite this limitation, the Nielsen Station Index demonstrates that many of our full-power broadcast stations achieve total market ratings that are fully comparable with their English-language counterparts, with seven of our full-power television stations ranking as the top station in their respective markets in prime time among viewers 18-34 years of age.

Television Competition

We compete for viewers and revenue with other Spanish-language and English-language television stations and networks, including the four principal English-language television networks, ABC, CBS, NBC and Fox, and in certain cities, UPN and Warner Bros. Certain of these English-language networks and others have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable broadcasters have recently commenced, or announced their intention to commence, Spanish-language services as well.

Telemundo is a competitor that broadcasts Spanish-language television programming. As of December 31, 2001, Telemundo had total coverage reaching approximately 88% of all Hispanic households in their markets. In some of our markets, we compete directly with stations affiliated with Telemundo. We also compete for viewers and revenue with independent television stations, other video media, suppliers of cable television programs, direct broadcast systems, newspapers, magazines, radio and other forms of entertainment and advertising.

Radio

Overview

We own and/or operate 54 radio stations in 25 markets, 52 of which are located in the top 50 Hispanic markets in the U.S. Our radio stations cover in aggregate approximately 57% of the Hispanic population in the U.S. Our radio operations combine network programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with independent programming.

Radio Programming

Radio Network.    Through our radio network, we have created one of the largest U.S. Hispanic radio markets, currently with approximately 20 million potential listeners. Our network allows clients with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner and at a cost that is generally lower than our English-language counterparts.

Although our network has a broad reach across the U.S., technology allows our stations to offer the necessary local feel and to be responsive to local clients and community needs.

Designated time slots are used for local advertising, news, traffic, weather, promotions and community events. The audience gets the benefit of a national radio sound along with local content. To further enhance this effect, our on-air personalities frequently travel to participate in local promotional events. For example, in selected key markets our on-air personalities appear at special events and client locations. We promote these events as “remotes” to bond the national personalities to local listeners. Furthermore, all of our stations can disconnect from the networks and operate independently in the case of a local emergency or a problem with the central satellite transmission.

Radio Formats.    We produce programming in a variety of music formats that are simultaneously distributed via satellite with a digital CD-quality sound to our owned and/or operated stations. We offer three primary formats which appeal to different listener preferences:

•	Radio Romantica is an adult-contemporary, romantic ballads/current hits format, targeting primarily female Hispanic listeners 18-49 years of age.

•	Radio Tricolor is a personality-driven, Mexican country-style format, targeting primarily male Hispanic listeners 18-49 years of age.

•	Super Estrella is a music-driven, pop and alternative Spanish-rock format, targeting primarily Hispanic listeners 18-34 years of age.

Our Radio Station Portfolio

The following table lists information as of March 22, 2002 concerning each of our owned and/or operated radio stations and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format

Los Angeles, California	1	KSSC-FM	103.1	MHz	Super Estrella(1)
		KSSD-FM	103.1	MHz	Super Estrella(1)
		KSSE-FM	97.5	MHz	Super Estrella(1)

Miami-Ft. Lauderdale-	3	WLQY-AM	1320	kHz	Time Brokered(2)
Hollywood, Florida

Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	Time Brokered(2)

Chicago, Illinois	5	WRZA-FM	99.9	MHz	Super Estrella(1)
		WZCH-FM	103.9	MHz	Super Estrella(1)
		WNDZ-AM	750	kHz	Time Brokered(2)

Dallas-Ft. Worth, Texas	6	KRVA-FM	106.9	MHz	Super Estrella(1)(3)
		KRVF-FM	107.1	MHz	Super Estrella(1)(3)
		KZMP-FM	101.7	MHz	Radio Tricolor(1)
		KRVA-AM	1600	kHz	Radio Romantica
		KXGM-FM	106.5	MHz	Time Brokered(2)
		KZMP-AM	1540	kHz	Radio Tricolor(1)

San Francisco-San Jose,	7	KBRG-FM	100.3	MHz	Radio Romantica
California		KLOK-AM	1170	kHz	Radio Tricolor

Phoenix, Arizona	9	KLNZ-FM	103.5	MHz	Radio Tricolor
		KVVA-FM	107.1	MHz	Radio Romantica(1)
		KUET-AM	710	kHz	Stardust (English)
		KDVA-FM	106.9	MHz	Radio Romantica(1)

Harlingen-Weslaco-Brownsville-McAllen,	10	KFRQ-FM	94.5	MHz	Classic Rock (English)
Texas		KKPS-FM	99.5	MHz	Tejano
		KVLY-FM	107.9	MHz	Adult Contemporary (English)
		KVPA-FM	101.1	MHz	Top 40 (English)

Albuquerque-Santa Fe, New Mexico	11	KRZY-FM	105.9	MHz	Radio Romantica
		KRZY-AM	1450	kHz	Radio Tricolor

Denver-Boulder, Colorado	12	KJMN-FM	92.1	MHz	Radio Romantica
		KMXA-AM	1090	kHz	Radio Tricolor
Aspen, Colorado		KPVW-FM	107.1	MHz	Country (English)

Fresno, California	13	KZFO-FM	92.1	MHz	Super Estrella

Sacramento, California	15	KRRE-FM	104.3	MHz	Radio Romantica
		KRCX-FM	99.9	MHz	Radio Tricolor
		KCCL-FM	101.9	MHz	Oldies (English)
Stockton, California		KMIX-FM	100.9	MHz	Radio Tricolor
		KCVR-AM	1570	kHz	Radio Romantica(1)
Modesto, California		KCVR-FM	98.9	MHz	Radio Romantica(1)
		KTSE-FM	97.1	MHz	Super Estrella

El Paso, Texas	16	KINT-FM	93.9	MHz	La Caliente (Top 40)
		KHRO-FM	94.7	MHz	80’s (English)
		KOFX-FM	92.3	MHz	Oldies (English)
		KSVE-AM	1150	kHz	Radio Unica
		KBIV-AM	1650	kHz	(4)

Las Vegas, Nevada	24	KRRN-FM	105.1	MHz	Super Estrella

Tucson/Nogales, Arizona	25	KZLZ-FM	105.3	MHz	Radio Tricolor
		KZNO-FM	98.3	MHz	Radio Tricolor(3)

Monterey-Salinas-Santa Cruz, California	28	KLOK-FM	99.5	MHz	Radio Tricolor
		KSES-FM	107.1	MHz	Super Estrella
		KMBX-AM	700	kHz	Oldies (Spanish)

El Centro, California	35	KSEH-FM	94.5	MHz	Super Estrella
Brawley, California		KWST-AM	1430	kHz	Country (English)
Imperial, California		KMXX-FM	99.3	MHz	Radio Tricolor

Palm Springs, California	42	KLOB-FM	94.7	MHz	Radio Romantica

Lubbock, Texas	45	KBZO-AM	1460	kHz	Radio Tricolor

Reno, Nevada	56	KRNV-FM	101.7	MHz	Radio Tricolor
Source: Nielsen Media Research 2002 universe estimates.
(footnotes on next page)

(footnotes from preceding page)
(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage agreement under which we grant to a third-party the right to program the station.
(3)	Operated pursuant to a time brokerage agreement under which a third-party grants to us the right to program the station.
(4)	Regular broadcast operations not yet commenced.

Significant Acquisitions

The LCG Acquisition.    Through our acquisition of Latin Communications Group Inc., or LCG, on April 20, 2000 for approximately $256 million, we added 17 radio stations to our existing radio stations and LCG’s publishing operations. LCG’s radio stations are located in nine radio markets, including Los Angeles and San Francisco, which are two of the top ten U.S. Hispanic markets.

The Z-Spanish Media Acquisition.    Through our acquisition of Z-Spanish Media Corporation, or Z-Spanish Media, on August 9, 2000 for approximately $462 million, including the assumption of approximately $110 million of debt, we became the largest group of Spanish-language radio stations and the largest centrally programmed radio network in the U.S. targeting primarily Hispanic listeners. Z-Spanish Media also operates one of the largest outdoor advertising companies in the U.S. focusing on the Hispanic market.

Acquisition of Radio Stations KACD-FM and KBCD-FM.    On August 24, 2000, we acquired certain assets relating to the operations of radio stations KACD-FM, Santa Monica, California, and KBCD-FM, Newport Beach, California, from Citicasters Co., a subsidiary of Clear Channel Communications, Inc. (“Clear Channel”), for $85 million.

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

Local.    This form of revenue refers to advertising usually purchased by a local client or agency directly from the station’s sales force. In 2001, local radio revenue comprised approximately 77% of our total radio revenue.

National.    This form of revenue refers to advertising purchased by a national client targeting a specific market. Usually this business is placed by a national advertising agency or media buying services and ordered through one of the offices of our national sales representative, Lotus/Entravision Reps LLC (“Lotus/Entravision”). Lotus/Entravision is a joint venture we entered into in August 2001 with Lotus Hispanic Reps Corp. (“Lotus”). We believe that Lotus brings significant national sales expertise and reach in targeting key Hispanic media advertisers. Lotus/Entravision has increased our ability to capture national advertising sales. During the fourth quarter of 2001, we experienced improved national sales every consecutive month of that quarter. The national accounts are handled locally by the station’s general sales manager and/or national sales manager. In 2001, approximately 21% of our total radio revenue was from national radio advertising.

Network.    This form of revenue refers to advertising that is placed on one or all of our network formats. This business is placed as a single order and is broadcast from the network’s central location. The network advertising can be placed by a local account executive that has a client in its market that wants national exposure. Network inventory can also be sold by corporate executives and/or by our national representative. In 2001, network radio revenue accounted for approximately 2% of our total radio revenue.

Radio Marketing/Audience Research

We believe that radio is an efficient means for advertisers to reach targeted demographic groups. Advertising rates charged by our radio stations are based primarily on the following factors:

•	the station’s ability to attract listeners in a given market;

•	the demand for available air time;

•	the attractiveness of the demographic qualities of the listeners (primarily age and purchasing power);

•	the time of day that the advertising runs;

•	the program’s popularity with listeners; and

•	the availability of alternative media in the market.

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

We believe that having multiple stations in a market is desirable to enable us to provide alternatives and to command higher advertising rates and budget share. Historically, advertising rates for Spanish-language radio stations have been lower than those of English-language stations with similar audience levels. We believe that we will be able to increase our rates as new and existing advertisers recognize the growing desirability of targeting the Hispanic population in the U.S.

Each station broadcasts an optimal number of advertisements each hour, depending upon its format, in order to maximize the station’s revenue without jeopardizing its audience listenership. Our owned stations have up to 14 minutes per hour for commercial inventory and local content. Our network has up to two additional minutes of commercial inventory per hour. The pricing is based on a rate card and negotiations subject to the supply and demand for the inventory in each particular market and the network.

Radio Competition

Radio broadcasting is a highly competitive business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to increase our market share of the overall radio advertising revenue and the economic health of the market. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media within their respective markets, such as newspapers, broadcast and cable television, magazines, billboard advertising, transit advertising and direct mail advertising. Our primary competitors in our markets in Spanish-language radio are Hispanic Broadcasting Corporation, Spanish Broadcasting System, Inc. and Radio Unica Communications Corp. Several of the companies with which we compete are large national or regional companies that have significantly greater resources and longer operating histories than we do.

Factors that are material to our competitive position include management experience, a station’s rank in its market, signal strength and audience demographics. If a competing station within a market converts to a format similar to that of one of our stations, or if one of our competitors upgrades its stations, we could suffer a reduction in ratings and advertising revenue in that market. The audience ratings and advertising revenue of our individual stations are subject to fluctuation and any adverse change in a particular market could have a material adverse effect on our operations.

The radio industry is subject to competition from new media technologies that are being developed or introduced, such as:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and other digital audio broadcast formats;

•	satellite digital audio service, which has resulted in the introduction of new satellite radio services with sound quality comparable to that of compact disks; and

•	In-Band On-Channel™ digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services.

Outdoor Advertising

Our outdoor advertising operations complement our television and radio businesses and allow for cross-promotional opportunities. Because of its repetitive impact and relatively low cost, outdoor advertising attracts national, regional and local advertisers. We offer the ability to target specific demographic groups on a cost-effective basis as compared to other advertising media. In addition, we provide businesses with advertising opportunities in locations near their stores or outlets.

Our outdoor portfolio adds to our television and radio reach by providing local advertisers with significant coverage of the Hispanic communities in Los Angeles, New York and Fresno. Our outdoor advertising strategy is designed to complement our existing television and radio businesses by allowing us to capitalize on our Hispanic market expertise. The primary components of our strategy are to leverage the strengths of our inventory, continue to focus on ethnic communities and increase market penetration.

Outdoor Advertising Markets

We own and operate approximately 11,200 outdoor advertising faces located primarily in high density Hispanic communities in Los Angeles and New York, the two largest Hispanic markets in the U.S. We also maintain the exclusive rights to market advertising on public buses in Fresno, California. We believe that our outdoor advertising appeals to both large and small businesses.

Los Angeles.    The greater Los Angeles market has a population of approximately 15.5 million, of which 6.2 million or 40% are Hispanic. As such, Los Angeles ranks as the largest Hispanic advertising market in the U.S. Substantially all of our billboard inventory in Los Angeles is located in neighborhoods where Hispanics represent a significant percentage of the local population. We believe that this coverage of the Hispanic population will continue to increase as the Hispanic community continues to grow. The Los Angeles metropolitan area has miles of freeways and surface streets where the average commuter spends approximately 84 minutes per day in the car.

New York.    The greater New York City area has a population of approximately 19.3 million, of which approximately 3.6 million or 19% are Hispanic. As such, New York ranks as the second largest Hispanic advertising market in the U.S. We have consolidated substantially all of the 8-sheet and 30-sheet outdoor advertising faces in New York.

Outdoor Advertising Inventory

Inventory Type	Los Angeles	New York
8-sheet posters	6,000	3,500
30-sheet posters	0	1,075
City-Lights	250	0
Wall-Scapes	5	187
Bulletins	20	164

Total	6,275	4,926

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

30-sheet posters are generally 12 feet high by 25 feet wide and are the most common type of billboard. Lithographed or silk-screened paper sheets, supplied by the advertiser, are pre-pasted and packaged in airtight bags by the outdoor advertising company and applied, like wallpaper, to the face of the display. The 30-sheet posters are concentrated on major traffic arteries and space is usually sold to advertisers for periods of four weeks.

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

Wall-Scapes generally consist of advertisements ranging in a variety of sizes (from 120 to 800 square feet) which are displayed on the sides of buildings in densely populated locations. Advertising formats can include either vinyl prints or painted artwork. Because of a Wall–Scape’s greater impact and higher cost relative to other types of billboards, space is usually sold to advertisers for periods of six to 12 months.

Bulletins are generally 14 feet high and 48 feet wide and consist of panels or a single sheet of vinyl that are hand painted at the facilities of the outdoor advertising company or computer painted in accordance with design specifications supplied by the advertiser and mounted to the face of the display. Because of painted bulletins greater impact and higher cost relative to other types of billboards, they are usually located near major highways and are sold for periods of six to 12 months.

Transit Advertising is our newest form of outdoor advertising inventory and consists of advertising panels placed directly on public city buses. We market this type of advertising product only in Fresno, California, where we maintain exclusive rights through a three year franchise arrangement to sell advertising space on all of Fresno’s 107 public buses until January 3, 2004.

Significant Acquisitions

Acquisition of Z-Spanish Media Outdoor Advertising Assets.    Through our acquisition of Z-Spanish Media, we acquired approximately 10,000 outdoor advertising assets located primarily in high-density Hispanic communities in New York City and Los Angeles.

Acquisition of Infinity Broadcasting Outdoor Advertising Assets.    On October 2, 2000, we acquired certain outdoor advertising assets located primarily in high-density Hispanic communities in New York City from Infinity Broadcasting Corporation, or Infinity, for approximately $168 million.

Outdoor Advertising Revenue

Advertisers usually contract for outdoor displays through advertising agencies, which are responsible for the artistic design and written content of the advertising. Advertising contracts are negotiated on the basis of monthly rates published in our “rate card.” These rates are based on a particular display’s exposure (or number of

“impressions” delivered) in relation to the demographics of the particular market and its location within that market. The number of “impressions” delivered by a display (measured by the number of vehicles passing the site during a defined period and weighted to give effect to such factors as its proximity to other displays and the speed and viewing angle of approaching traffic) is determined by surveys that are verified by the Traffic Audit Bureau, an independent agency which is the outdoor advertising industry’s equivalent of television’s Nielsen ratings and radio’s Arbitron ratings.

In each of our markets, we employ salespeople who sell both local and national advertising. Our 2001 outdoor advertising revenue mix consisted of approximately 74% national advertisers and 26% local advertisers. We believe that our local sales force is crucial to maintaining relationships with key advertisers and agencies and identifying new advertisers.

Outdoor Advertising Competition

We compete in each of our outdoor markets with other outdoor advertisers including Infinity, Clear Channel, ArtKraft Strauss, Medallion Financial Corp. and Regency Outdoor Advertising. Many of these competitors have a larger national network and may have greater total resources than we have. In addition, we also compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains and buses. In competing with other media, outdoor advertising relies on its relative cost efficiency and its ability to reach a segment of the population with a particular set of demographic characteristics within that market.

Publishing

In connection with our acquisition of LCG in April 2000, we acquired El Diario/la Prensa, the oldest major Spanish-language daily newspaper in the U.S. and one of only two Spanish-language daily newspapers in New York. The newspaper reports news of interest to the Hispanic community, focusing primarily on local news events and daily occurrences in Latin America. El Diario/la Prensa has a daily paid circulation of approximately 57,000 as of September 23, 2001, up from approximately 55,000 as of September 24, 2000.

The majority of El Diario/la Prensa’s revenue comes from circulation sales and the sale of local, national and classified advertising. Our top ten newspaper advertisers by dollar volume accounted for 9.2% of El Diario/la Prensa’s total advertising revenue in 2001. Circulation revenue comes almost exclusively from sales at newsstands and retail outlets, rather than mailed subscriptions.

Our primary Spanish-language publishing competitor is a publication called Hoy. Our publishing operation also competes with English-language newspapers and other types of advertising media, many of which reach larger audiences and have greater total resources than we have.

Most of our publishing employees are represented by the Newspaper and Mail Deliverers’ Union of New York and Vicinity and the Newspaper Guild of New York. Our collective bargaining agreement with the Newspaper Guild of New York expires on June 30, 2002 and our agreement with the Newspaper and Mail Deliverers’ Union of New York and Vicinity expires on March 30, 2004.

Material Trademarks, Trade Names and Service Marks

In the course of our business, we use various trademarks, trade names and service marks, including our logos, in our advertising and promotions. We believe that the strength of our trademarks, trade names and service marks are important to our business and intend to protect and promote them as appropriate. We do not hold or depend upon any material patent, government license, franchise or concession, except our broadcast licenses granted by the Federal Communications Commission (“FCC”).

Employees

As of December 31, 2001, we had approximately 1,206 full-time employees, including 614 full-time employees in television, 384 full-time employees in radio, 57 full-time employees in outdoor and 151 full-time employees in publishing. As of December 31, 2001, 117 of our publishing employees were represented by labor unions that have entered into collective bargaining agreements with us. As of December 31, 2001, 9 of our full-time outdoor employees were represented by labor unions that have entered into or are currently in negotiations for collective bargaining agreements with us. We believe our relations with our employees are good.

Regulation of Television and Radio Broadcasting

General.    The FCC regulates television and radio broadcast stations pursuant to the Communications Act of 1934 (the “Communications Act”). Among other things, the FCC:

•	determines the particular frequencies, locations and operating power of stations;

•	issues, renews, revokes and modifies station licenses;

•	regulates equipment used by stations; and

•	adopts and implements regulations and policies that directly or indirectly affect the ownership, changes in ownership, control, operation and employment practices of stations.

A licensee’s failure to observe the requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of renewal terms of less than eight years, the grant of a license with conditions or, in the case of particularly egregious violations, the denial of a license renewal application, the revocation of an FCC license or the denial of FCC consent to acquire additional broadcast properties.

Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. Such matters may include:

•	changes to the license authorization and renewal process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to the FCC’s equal employment opportunity regulations and other matters relating to involvement of minorities and women in the broadcasting industry;

•	proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	technical and frequency allocation matters, including a new Class A television service for existing low-power television stations and a new low-power FM radio broadcast service;

•	the implementation of digital audio broadcasting on both satellite and terrestrial bases;

•
the implementation of rules governing the transmission of local television signals by direct broadcast satellite services in their local areas, and requiring cable television and direct broadcast satellite to carry local television digital signals;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

We cannot predict what changes, if any, might be adopted, nor can we predict what other matters might be considered in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposal or change might have on our business.

FCC Licenses.    Television and radio stations operate pursuant to licenses that are granted by the FCC for a term of eight years, subject to renewal upon application to the FCC. During the periods when renewal applications are pending, petitions to deny license renewal applications may be filed by interested parties, including members of the public. The FCC may hold hearings on renewal applications if it is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a “substantial and material question of fact” as to whether the grant of the renewal applications would be inconsistent with the public interest, convenience and necessity. However, the FCC is prohibited from considering competing applications for a renewal applicant’s frequency, and is required to grant the renewal application if it finds:

•	that the station has served the public interest, convenience and necessity;

•	that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and

•	that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

If as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet the requirements for renewal and that no mitigating factors justify the imposition of a lesser sanction, the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our stations’ licenses could have a material adverse effect on our business.

Ownership Matters.    The Communications Act requires prior consent of the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a television or radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers a number of factors pertaining to the licensee including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests therein, and the Communications Act’s limitations on foreign ownership and compliance with the FCC rules and regulations.

To obtain the FCC’s prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. If the application to assign or transfer the license involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting equity, the application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If an assignment application does not involve new parties, or if a transfer of control application does not involve a “substantial” change in ownership or control, it is a pro forma application, which is not subject to the public notice and 30-day petition to deny procedure. The regular and pro forma applications are nevertheless subject to informal objections that may be filed any time until the FCC acts on the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC has an additional ten days to set aside such grant on its own motion. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

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

The FCC generally applies its other broadcast ownership limits to “attributable” interests held by an individual, corporation or other association or entity. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcast licensee.

Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses.

A time brokerage agreement with another television or radio station in the same market creates an attributable interest in the brokered television or radio station as well for purposes of the FCC’s local television or radio station ownership rules, if the agreement affects more than 15% of the brokered television or radio station’s weekly broadcast hours.

Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, insulated limited partnership interests where the limited partner is not “materially involved” in the media-related activities of the partnership and minority voting stock interests in corporations where there is a single holder of more than 50% of the outstanding voting stock whose vote is sufficient to affirmatively direct the affairs of the corporation generally do not subject their holders to attribution.

However, the FCC now applies a rule, known as the equity-debt-plus rule, that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority stockholder or other applicable exception to the FCC’s attribution rules. Under this new rule, a major programming supplier (any programming supplier that provides more than 15% of the station’s weekly programming hours) or a same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the equity-debt-plus rule, equity includes all stock, whether voting or nonvoting, and equity held by insulated limited partners in limited partnerships. Debt includes all liabilities, whether long-term or short-term.

Generally, the FCC only permits an owner to have one television station per market. A single owner is permitted to have two stations with overlapping signals so long as they are assigned to different markets. Recent changes to the FCC’s rules regarding ownership now permit an owner to operate two television stations assigned to the same market so long as either:

•	the television stations do not have overlapping broadcast signals; or

•
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

The FCC permits a television station owner to own one radio station in the same market as its television station. In addition, a television station owner is permitted to own additional radio stations, not to exceed the local ownership limits for the market, as follows:

•	in markets where 20 media voices will remain, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

•	in markets where ten media voices will remain, an owner may own an additional three radio stations.

A “media voice” includes each independently-owned and operated full-power television and radio station and each daily newspaper that has a circulation exceeding 5% of the households in the market, plus one voice for all cable television systems operating in the market.

The FCC has eliminated the limitation on the number of radio stations a single individual or entity may own nationwide and increased the limits on the number of stations an entity or individual may own in a market as follows:

•	In a radio market with 45 or more commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM).

•
In a radio market with between 30 and 44 (inclusive) commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM).

•
In a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM).

•
In a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50% of the radio stations in such market.

The FCC has notified the public of its intention to review transactions that comply with these numerical ownership limits but that might involve undue concentration of market share. The FCC has also solicited comments from the public on whether it should alter the way in which it defines radio markets for purposes of these rules.

Because of these multiple and cross-ownership rules, if a stockholder, officer or director of Entravision holds an “attributable” interest in Entravision, such stockholder, officer or director may violate the FCC’s rules if such person or entity also holds or acquires an attributable interest in other television or radio stations or daily newspapers, depending on their number and location. If an attributable stockholder, officer or director of Entravision violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our broadcast business and may be unable to obtain FCC consents for certain future acquisitions.

Recent court rulings have called into question the validity of the FCC’s current ownership limitations involving local market and nationwide limitations and even the FCC’s authority to impose such limits. In addition, the FCC has announced that it is considering changes to or possible elimination of its ownership limit rules. The various FCC proceedings and judicial review thereof are ongoing. At this time it is difficult to predict the future of the FCC’s restrictions on how many stations a party may own, operate and/or control, and the effect that such changes may have upon our future acquisitions and competition we experience from other companies.

The Communications Act requires broadcasters to serve the “public interest.” The FCC has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a broadcast station’s community of license. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from the public about a broadcast station’s programming when it evaluates the licensee’s renewal application, but complaints also may be filed and considered at any time. Stations also must follow various FCC rules that regulate, among other things, political broadcasting, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation.

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

“Must Carry” Rules.    FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the “Cable Act”) require each full-service television broadcaster to elect, at three year intervals beginning October 1, 1993, to either:

•	require carriage of its signal by cable systems in the station’s market, which is referred to as “must carry” rules; or

•	negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market which is referred to as “retransmission consent.”

We have elected “must carry” with respect to each of our full-power stations.

Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As our systems begin broadcasting digital signals in 2002, the cable systems that carry our stations’ analog signals will not be required to carry such digital signal until we discontinue our analog broadcasting. Also, under current FCC rules, the cable systems will be required to carry only one channel of digital signal from each of our stations, even though we may be capable of broadcasting multiple programs simultaneously within the bandwidth that the FCC has allotted to us for digital broadcasting.

Time Brokerage Agreements.    We have, from time to time, entered into time brokerage agreements, generally in connection with pending station acquisitions, under which we are given the right to broker time on stations owned by third parties, or agree that other parties may broker time on our stations. By using time brokerage agreements, we can provide programming and other services to a station proposed to be acquired before we receive all applicable FCC and other governmental approvals. As indicated, we have, from time to time, entered into time brokerage agreements giving third parties the right to broker time on stations owned by us.

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

As part of its increased scrutiny of television and radio station acquisitions, the Department of Justice has stated publicly that it believes that time brokerage agreements and joint sales agreements could violate the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if such agreements take effect prior to the expiration of the waiting period under such Act. Furthermore, the Department of Justice has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Antitrust Act and has challenged them in certain locations. The Department of Justice also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to television and radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. See “Business—Risks Related to the Television, Radio, Outdoor Advertising and Publishing Industries” below.

Digital Television Services.    The FCC has adopted rules for implementing digital television service in the U.S. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and data broadcasting.

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station are allocated a separate channel for digital television operation. Stations will be permitted to phase in their digital television operations over a period of years after which they will be required to surrender their license to broadcast the analog, or non-digital television signal. Our stations must be on the air with a digital signal by May 1, 2002, and we have developed a plan for complying with this requirement. We must return one of our paired channels for each station to the government by 2006, except that this deadline may be extended until digital television receivers reach an 85% market penetration.

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

Digital Radio Services.    The FCC currently is considering standards for evaluating, authorizing and implementing terrestrial digital audio broadcasting technology, including In-Band On-Channel™ technology for FM radio stations. Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel™ technology would permit an FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what regulations the FCC will adopt regarding digital audio broadcasting or In-Band On-Channel™ technology and what effect such regulations would have on our business or the operations of our radio stations.

Radio Frequency Radiation.    The FCC has adopted rules limiting human exposure to levels of radio frequency radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC whether the applicant’s broadcast facility would expose people or employees to excessive radio frequency radiation. We believe that all of our stations are in compliance with the FCC’s current rules regarding radio frequency radiation exposure.

Satellite Digital Audio Radio Service.    The FCC has allocated spectrum to a new technology, satellite digital audio radio service, to deliver satellite-based audio programming to a national or regional audience. The nationwide reach of the satellite digital audio radio service could allow niche programming aimed at diverse communities that we are targeting. Two companies that hold licenses for authority to offer multiple channels of digital, satellite-delivered radio could compete with conventional terrestrial radio broadcasting. These competitors have commenced limited operations and both are expected to be offering their services nationwide by the end of 2002.

Low-Power Radio Broadcast Service.    On January 20, 2000, the FCC adopted rules creating a new low-power FM radio service. The low-power FM service consists of two classes of radio stations, with maximum power levels of either 10 watts or 100 watts. The 10 watt stations will reach an area with a radius of between one and two miles and the 100 watt stations will reach an area with a radius of approximately three and one-half miles. The low-power FM stations are required to protect other existing FM stations, as currently required of full-powered FM stations.

The low-power FM service will be exclusively non-commercial. It is difficult to predict what impact, if any, the new low-power FM service will have on technical interference with our stations’ signals or competition for our stations’ audiences. Because of the legislation passed by Congress in 2000 which protected incumbent radio broadcasters on frequency three channels away, we expect that low-power FM service will cause little or no signal interference with our stations.

Other Pending FCC and Legislative Proceedings.    The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-service stations in those markets where the satellite operators have implemented local-into-local service.

Regulation of Outdoor Advertising

Outdoor advertising is subject to extensive governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act of 1965 (the “Highway Beautification Act”) regulates outdoor advertising on federally aided primary and interstate highways. As a condition to federal highway assistance, the Highway Beautification Act requires states to restrict billboards on such highways to commercial and industrial areas and imposes certain additional size, spacing and other limitations. All states have passed state billboard control statutes and regulations at least as restrictive as the federal requirements, including removal of any illegal signs on such highways at the owner’s expense and without compensation. We believe that the number of our billboards that may be subject to removal as illegal is immaterial. No state in which we operate has banned billboards, but some have adopted standards more restrictive than the federal requirements. Municipal and county governments generally also have sign controls as part of their zoning laws. Some local governments prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zones, size, spacing and height.

Federal law does not require the removal of existing lawful billboards, but does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a federally aided primary or interstate highway. State governments have purchased and removed legal billboards for beautification in the past, using federal funding for transportation enhancement programs, and may do so in the future. Governmental authorities from time to time use the power of eminent domain to remove billboards. Thus far, we have been able to obtain satisfactory compensation for any of our billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future. Local governments do not generally purchase billboards for beautification, but some have attempted to force the removal of legal but nonconforming billboards (billboards which conformed with applicable zoning regulations when built but which do not conform to current zoning regulations) after a period of years under a concept called “amortization,” by which the governmental body asserts that just compensation is earned by continued operation over time. Although there is some question as to the legality of amortization under federal and many state laws, amortization has been upheld in some instances. We generally have been successful in negotiating settlements with municipalities for billboards required to be removed. Restrictive regulations also limit our ability to rebuild or replace nonconforming billboards. In addition, we are unable to predict what additional regulations may be imposed on outdoor advertising in the future. The outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays.

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

In addition to the above settlement agreements, state and local governments are also considering regulating the outdoor advertising of alcohol products. Alcohol-related advertising represented approximately 8% of the total revenue of our outdoor billboard business in 2001. As a matter of both company policy and industry practice (on a voluntary basis), we do not post any alcohol advertisements within a 500 square foot radius of any school, church or hospital. Any significant reduction in alcohol-related advertising due to content-related restrictions could cause a reduction in our direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

Seasonality

Seasonal net broadcast revenue fluctuations are common in the television and radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Risk Factors

Risks Related To Our Business

We have a history of losses that if continued into the future could adversely affect the market price of our securities and our ability to raise capital.

We had net losses of approximately $40 million, $92.2 million and $65.8 million for the years ended December 31, 1999, 2000 and 2001, respectively. In addition, we had pro forma net losses of $37.6 million and $86.3 million for the years ended December 31, 1999 and 2000, respectively, and net losses applicable to common stock of $94.7 million and $75.9 million for the years ended December 31, 2000 and 2001, respectively. We believe that losses may continue while we pursue our acquisition strategy. If we cannot generate profits in the future, it could adversely affect the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

Cancellations or reductions of advertising could adversely affect our results of operations.

In the competitive broadcasting industry, the success of each of our television and radio stations is primarily dependent upon its share of the overall advertising revenue within its market. Although we believe that each of our stations can compete effectively in its broadcast area, we cannot be sure that any of our stations can maintain or increase its current audience ratings or market share, or that advertisers will not decrease the amount they spend on advertising.

Our advertising revenue may suffer if any of our stations cannot maintain its audience ratings or market share. Shifts in population, demographics, audience tastes and other factors beyond our control could cause us to lose market share. Our stations also compete for audiences and advertising revenue directly with other television and radio stations, and some of the owners of those competing stations have greater resources than we do. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue.

Additionally, we believe that advertising is a discretionary business expense, meaning that spending on advertising may decline during an economic recession or downturn. Consequently, a recession or downturn in the

U.S. economy or the economy of an individual geographic market in which we own or operate stations could adversely affect our advertising revenue and, therefore, our results of operations.

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

Our growth depends on successfully executing our acquisition strategy.

One of our strategies is to supplement our internal growth by acquiring media properties that complement or augment our existing markets. This growth has placed, and may continue to place, significant demands on our management, working capital and financial resources. We may be unable to identify or complete acquisitions for many reasons, including:

•	competition among buyers;

•	the need for regulatory approvals, including FCC and antitrust approvals;

•	the high valuations of media properties; and

•
we may be required to raise additional financing and our ability to do so is limited by the terms of our debt instruments, which may prevent future acquisitions and have a material adverse effect on our ability to grow through acquisitions.

In addition, we experienced significant growth during 2001, primarily due to our acquisitions. Therefore, we do not expect to experience the same rate of growth in 2002.

If we cannot successfully integrate our recent and future acquisitions, it could decrease our revenue and/or increase our costs.

To integrate our recent and future acquisitions, we may need to:

•	integrate and improve operations and systems and the management of a station or group of stations;

•	retain key management and personnel of acquired properties;

•	successfully merge corporate cultures and business processes;

•	realize sales efficiencies and cost reduction benefits; and

•	operate successfully in markets in which we may have little or no prior experience.

Future acquisitions by us could result in the following consequences:

•	dilutive issuances of equity securities;

•	incurrence of debt and contingent liabilities;

•	impairment of goodwill and other intangibles;

•	other acquisition-related expenses; and

•	acquired stations may not increase our broadcast cash flow or yield other anticipated benefits.

In addition, after we have completed an acquisition, our management must be able to assume significantly greater responsibilities, and this in turn may cause them to divert their attention from our existing operations. We believe that these challenges are more pronounced when we enter new markets rather than expand further in existing markets. If we are unable to completely integrate into our business the operations of the properties that we have recently acquired or that we may acquire in the future, our revenue could decrease and/or our costs could increase. In addition, in the event that the operations of a new station do not meet our expectations, we may restructure or write-off the value of some portion of the assets of the new station.

If we cannot raise required capital, we may have to curtail existing operations and our future growth through acquisitions.

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

As of December 31, 2001, we had approximately $214.0 million of debt outstanding under our bank credit facility. Additionally, on March 18, 2002, we issued the Notes, the proceeds of which were used to repay all of our outstanding debt under our bank credit facility and for general corporate purposes. We expect to obtain a portion of our required capital through debt financing that bears or is likely to bear interest at a variable rate, subjecting us to interest rate risk. A significant portion of our cash flow from operations will be dedicated to servicing our debt obligations and our ability to obtain additional financing may be limited.

We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets to our lenders as collateral. Our lenders could proceed against the collateral granted to them to repay outstanding indebtedness if we are unable to meet our debt service obligations. If the amounts outstanding under our bank credit facility are accelerated, our assets may not be sufficient to repay in full the money owed to such lenders.

Our substantial indebtedness could adversely affect our financial position and prevent us from fulfilling our obligations under our bank credit facility and the Notes.

Our substantial indebtedness could have important consequences to our business. For example, it could:

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes;

•
require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•
limit our flexibility in planning for and reacting to changes in our business and our industry that could make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	place us at a disadvantage compared to our competitors that have less debt.

Any of the above listed factors could materially adversely affect us.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to pay the principal of and interest on the Notes, to service our other debt and to finance indebtedness when necessary depends on our financial and operating performance, each of which is subject to prevailing economic conditions and to financial, business, legislative and regulatory factors and other factors beyond our control.

There can be no assurance that we will generate sufficient cash flow from operations or that we will be able to obtain sufficient funding to satisfy all of our obligations, including the Notes. If we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. In addition, the ability to borrow funds under our bank credit facility in the future will depend on our meeting the financial covenants in the agreements governing this facility, including a minimum interest coverage test and a maximum leverage ratio test. There can be no assurance that our business will generate cash flow from operations or that future borrowings will be available to us under our bank credit facility, in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. However, there can be no assurance that any alternative strategies will be feasible at the time or prove adequate. Also, some alternative strategies will require the consent of our lenders before we engage in those strategies.

The indenture for the Notes and the credit agreement governing our bank credit facility contain various covenants that limit our management’s discretion in the operations of our business.

The indenture governing the Notes and the credit agreement governing our bank credit facility contain various provisions that limit our ability to:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	create liens;

•	sell assets; and

•	enter into certain transactions with affiliates.

These restrictions on our management’s ability to operate our business in accordance with its discretion could have a material adverse effect on our business.

In addition, our bank credit facility requires that we maintain specific financial ratios. Events beyond our control could affect our ability to meet those financial ratios, and there can be no assurance that we will meet them.

If we default under any financing agreements, our lenders could:

•	elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	terminate their commitments, if any, to make further extensions of credit.

Our bank facility and the indenture under which we issued the Notes also require us to maintain specific financial ratios. A breach of any of the covenants contained in our bank credit facility or the Indenture could allow our lenders to declare all amounts outstanding to be immediately due and payable.

If we are unable to pay our obligations to our senior secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them. The collateral under our bank credit facility consists of substantially all of our existing assets. In addition, a breach of certain of these restrictions or covenants, or an acceleration by our senior secured lenders of our obligations to them, would cause a default under the Notes. We may not have, or be able to obtain, sufficient funds to make accelerated payments, including payments on the Notes, or to repay the Notes in full after we pay our senior secured lenders to the extent of their collateral.

Univision has significant influence over our business.

Univision, as the holder of all of our Class C common stock, has significant influence over material decisions relating to our business, including the right to elect two of our directors, and the right to approve material decisions involving our company, including any merger, consolidation or other business combination, any dissolution of our company and any transfer of the FCC licenses for any of our Univision-affiliated television stations. Univision’s ownership interest may have the effect of delaying, deterring or preventing a change in control of our company and may make some transactions more difficult or impossible to complete without its support.

Our television ratings and revenue could decline significantly if our relationship with Univision or if Univision’s success changes in an adverse manner.

If our relationship with Univision changes in an adverse manner, or if Univision’s success diminishes, it could have a material adverse effect on our ability to generate television advertising revenue on which our television business depends. Univision’s ratings might decline or Univision might not continue to provide programming, marketing, available advertising time and other support to its affiliates on the same basis as currently provided. Additionally, by aligning ourselves closely with Univision, we might forego other opportunities that could diversify our television programming and avoid dependence on Univision’s television networks. Univision’s relationships with Grupo Televisa, S.A. de C.V. and Corporacion Venezolana de Television, C.A., or Venevision, are important to Univision’s, and consequently our, continued success.

Our ongoing success is dependent upon the continued availability of certain key employees.

We are dependent in our operations on the continued availability of the services of our employees, many of whom are individually key to our current and future success, and the availability of new employees to implement our company’s growth plans. In particular, we are dependent upon the services of Walter Ulloa, our Chairman and Chief Executive Officer, and Philip Wilkinson, our President and Chief Operating Officer. In August 2000, we entered into five-year employment agreements with Messrs. Ulloa and Wilkinson. The market for skilled employees is highly competitive, especially for employees in technical fields. While our compensation programs are intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all of our key employees or a sufficient number to execute our plans, nor can there be any assurances that we will be able to continue to attract new employees as required.

Our officers and directors and stockholders affiliated with them own a large percentage of our voting stock.

As of December 31, 2001, Messrs. Ulloa and Wilkinson, and Paul Zevnik, our Secretary, own all of the shares of our Class B common stock, and have approximately 75% of the combined voting power of our outstanding shares of common stock. The holders of our Class B common stock are entitled to ten votes per share on any matter subject to a vote of the stockholders. Accordingly, Messrs. Ulloa, Wilkinson and Zevnik have the ability to elect each of the remaining members of our board of directors, other than the two members of our board of directors appointed by Univision, and have control of all aspects of our business and future direction. Messrs. Ulloa, Wilkinson and Zevnik have agreed contractually to elect themselves and a representative of TSG Capital Fund III, L.P. as directors of our company. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of our company.

Consequently, our directors and executive officers, acting in concert, have the ability to significantly affect the election of our directors and have a significant effect on the outcome of corporate actions requiring stockholder approval. Such concentration may also have the effect of delaying or preventing a change of control of our company.

Risks associated with terrorism.

In the event of a terrorist attack on our facilities and properties, we do not believe that we would be vulnerable to significant or prolonged disruptions in our ability to broadcast or provide other media services. We do not believe that, but we do not know whether, our network television programming would be vulnerable to significant or prolonged disruptions in the event of a terrorist attack. The effect of any resulting decline in our revenue cannot be determined.

Risks Related to the Television, Radio, Outdoor Advertising and Publishing Industries

Our television and radio stations could be adversely affected by changes in the advertising market or a recession in the broader U.S. economy.

Revenue generated by our television and radio stations depends upon the sale of advertising and is, therefore, subject to various factors that influence the advertising market for the broadcasting industry as a whole, including:

•	changes in the financial condition of advertisers, which may reduce their advertising budgets;

•	changes in the tax laws applicable to advertisers; and

•	changes in the laws governing political advertising.

We cannot predict which, if any, of these or other factors might have a significant impact on the advertising revenue of the broadcasting industry in the future, nor can we predict what specific impact, if any, the occurrence of these or other events might have on our operations. Generally, advertising expenditures tend to decline during an economic recession or downturn. Consequently, our television and radio station revenue is likely to be adversely affected by a recession or downturn in the U.S. economy or other events or circumstances that adversely affect advertising activity. Our operating results in individual geographic markets also could be adversely affected by local regional economic downturns. Seasonal revenue fluctuations are common in the broadcasting industry and result primarily from fluctuations in advertising expenditures by local retailers and candidates for political office. Campaign finance reform legislation may restrict the amounts of money that we earn from political campaign and issue advertising.

If we are unable to maintain our FCC license for any station, we would have to cease operations at that station.

The success of our television and radio operations depends, in part, on acquiring and maintaining broadcast licenses issued by the FCC, which are typically issued for a maximum term of eight years and are subject to renewal. Our FCC licenses are next subject to renewal at various times between October 1, 2004 and December 1, 2006. Renewal applications submitted by us may not be approved, and the FCC may impose conditions or qualifications that could restrict our television and radio operations. In addition, third parties may challenge our renewal applications. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the broadcast station covered by the license. This could have a material adverse effect on our operations.

Our failure to maintain our FCC broadcast licenses could cause a default under our bank credit facility and cause an acceleration of our indebtedness.

Our bank credit facility requires us to maintain our FCC licenses. If the FCC were to revoke any of our material licenses, our lender could declare all amounts outstanding under the bank credit facility to be immediately due and payable. If our indebtedness is accelerated, we may not have sufficient funds to pay the amounts owed.

Displacement of any of our low-power television stations could cause our ratings and revenue for any such station to decrease.

A significant portion of our television stations are licensed by the FCC for low-power service only. Our low-power television stations operate with far less power and coverage than our full-service stations. The FCC rules under which we operate provide that low-power television stations are treated as a secondary service. In the event that our stations would cause interference to full-power stations, we are required to eliminate the interference or terminate service. As a result of the FCC’s initiation of digital television service and actions by Congress to reclaim broadcast spectrum, channels 52-69 previously used for broadcasting will be cleared and put up for auction generally to wireless services or assignment to public safety services. The result is that in a few urban markets where we operate, including Washington, D.C. and San Diego, there are a limited number of alternative channels to which our low-power television stations can migrate as they are displaced by full-power broadcasters and non-broadcast services. If we are unable to move our signals to replacement channels, we may be unable to maintain the same level of service, which could harm our ratings and advertising revenue or, in the worst case, cause us to discontinue operations at those low-power television stations.

The required conversion to digital television may impose significant costs which might not be balanced by consumer demand and we may have difficulty meeting certain FCC deadlines.

The FCC requires U.S. full-service television stations to begin broadcasting a digital television (“DTV”) signal by May 1, 2002. The FCC has allocated an additional television channel to most such station owners so that each full-service television station can broadcast a DTV signal on the additional channel while continuing to broadcast an analog signal on the station’s original channel. As part of the transition from analog to DTV, full-service television station owners may be required to stop broadcasting analog signals and relinquish their analog channels to the FCC by 2006 if the market penetration of DTV receivers reaches certain levels by that time. Our cost to construct DTV facilities and broadcast both digital and analog signals for our full-service television stations between 2002 and 2006 will be significant.

Certain of our full-service television stations will not meet the May 1, 2002 deadline to begin broadcasting a DTV signal. In certain cases, the inability to meet the deadline results from the FCC having not yet granted construction permits authorizing us to build the facilities necessary to operate on our allocated DTV channels. Certain other of our other full-service television stations have received construction permits from the FCC, but may not be able to finish construction and begin broadcasting DTV signals before the May 1, 2002 deadline. The FCC recently released rules which allow us to request an extension of time beyond May 1, 2002 to complete construction of our DTV facilities. In case circumstances prevent us from meeting the May 1, 2002 deadline, we are in the process of seeking extensions of time from the FCC for our full-service television stations that have received construction permits. We are unsure what effect, if any, the possible refusal of the FCC to grant one or more of such extensions may have on our current analog or future digital operations.

Additionally, the FCC recently released rules which allow us to initially satisfy the obligation to begin broadcasting a DTV signal by broadcasting a signal that serves, at least, each full-service television station’s applicable community of license. In most instances, this new rule will permit us to temporarily install facilities of a lower-power level, which will not require the initial degree of capital investment we had anticipated to meet the requirements of our stations’ DTV authorizations. Our initial cost of converting the qualifying television stations to DTV, therefore, will be considerably lower than it would have been if we were required to initially operate at the full signal strength provided for by our DTV authorizations.

We intend to explore the most effective use of digital broadcast technology for each of our stations. We cannot assure you, however, that we will derive commercial benefits from the development of our digital broadcasting capacity. Although we believe that proposed alternative and supplemental uses of our analog and digital spectrum will continue to grow in number, the viability and success of each proposed alternative or supplemental use of spectrum involves a number of contingencies and uncertainties. We cannot predict what future actions the FCC or Congress may take with respect to regulatory control of these activities or what effect these actions would have on us. Our final costs to convert our television stations to full-service DTV could be significant, and there may not be sufficient consumer demand for DTV services to recover our investment in DTV facilities.

Changes in the rules and regulations of the FCC could result in increased competition for our broadcast stations that could lead to increased competition in our markets.

Recent and prospective actions by the FCC could cause us to face increased competition in the future. The changes include:

•	relaxation of restrictions on the participation by regional telephone operating companies in cable television and other direct-to-home audio and video technologies;

•	the establishment of a Class A television service for low-power stations that makes such stations primary stations and gives them protection against full-service stations;

•	procedures for licensing low-power FM radio stations that will be designed to serve small localized areas and niche audiences;

•	permission for direct broadcast satellite television to provide the programming of traditional over-the-air stations, including local and out-of-market network stations; and

•
elimination or revision of restrictions on cross-ownership (i.e. ownership of both television and radio stations in combination with newspapers and/or cable television systems in the same market) and caps on the number of stations or market share that a particular company may own or control, locally or nationally.

Because our full-service television stations rely on “must carry” rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operations.

Pursuant to the “must carry” provisions of the Cable Act, a broadcaster may demand carriage on a specific channel on cable systems within its market. However, the future of those “must carry” rights is uncertain, especially as they relate to the extent of carriage of DTV stations. The current FCC rules relate only to the carriage of analog television signals. It is not certain what, if any, “must carry” rights television stations will have after they make the transition to DTV. New laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operations.

Our low-power television stations do not have cable “must carry” rights. In seven markets where we currently hold only a low-power license we may face future uncertainty with respect to the availability of cable carriage for our stations in those markets. With the exception of the San Angelo, Texas market, all of our low-power stations reach a substantial portion of the Hispanic cable households in their respective markets with their over-the-air broadcasts.

Under the Cable Act, each broadcast station is required to elect, every three years, to exercise the right to either require cable television system operators in their local market to carry their signals, which we refer to as “must carry” rights, or to prohibit cable carriage or condition it upon payment of a fee or other consideration. By electing the “must carry” rights, a broadcaster can demand carriage on a specified channel on cable systems within its market. These “must carry” rights are not absolute, and under some circumstances, a cable system may decline to carry a given station. Our television stations elected “must carry” on local cable systems for the three year election period which commenced January 1, 2000. The required election date for the next three year election period commencing January 1, 2003 will be October 1, 2002. If the law were changed to eliminate or materially alter “must carry” rights, our business could be adversely affected.

The FCC is developing rules to govern the obligations of cable television systems to carry local television stations during and following the transition from analog to DTV broadcasting. We cannot predict what final rules the FCC ultimately will adopt or what effect those rules will have on our business.

The policies of direct broadcast satellite companies may make it more difficult for their customers to receive our local broadcast station signals.

SHVIA allows direct broadcast satellite (“DBS”) television companies (currently DirecTV and EchoStar/Dish Network) for the first time to transmit local broadcast television station signals back to their subscribers in local markets. In exchange for this privilege, however, SHVIA requires that in television markets in which a DBS company elects to pick-up and retransmit any local broadcast station signals, the DBS provider must also offer to its subscribers signals from all other qualified local broadcast television stations in that market. This is known as the “carry one/carry all” rule. Our broadcast television stations in markets for which DBS operators have elected to carry local stations have sought to qualify for carriage under this rule, which we expect will increase our viewership in those markets. The two DBS operators and a satellite broadcasting trade association have instituted litigation challenging the constitutionality of SHVIA’s carry one/carry all requirements. In June 2001 a federal district court upheld the constitutionality of the federal law, which decision was upheld on appeal. We cannot predict the final outcome of such litigation challenging the constitutionality of the carry one/carry all rule. A problem has also arisen in the manner in which one of the DBS operators has implemented the carry one/carry all rule. In order to get signals from all local stations, including the signals from our stations, EchoStar/Dish Network subscribers are being required to install a second receiving dish to receive all of the local stations. This is an inconvenience for the typical DBS subscriber and, as a result, limits the size of the viewership for our stations available only on the “second dish” under the carry one/carry all rule. There is a proceeding pending at the FCC to determine if DBS operators, in carrying out their SHVIA obligations, can require use of a second dish for carriage of local signals.

We may have difficulty obtaining regulatory approval for acquisitions in our existing markets and, potentially, new markets.

An important part of our growth strategy is the acquisition of additional television and radio stations. The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission (“FTC”) and the Department of Justice, may investigate certain acquisitions. After the passage of the Telecommunications Act of 1996 (the “Telecommunications Act”), the Department of Justice became more aggressive in reviewing proposed acquisitions of radio stations. The Department of Justice has, on several occasions, negotiated settlements, without initiating litigation, with broadcasters seeking to increase their ownership of radio stations in specific markets, in which the broadcasters have been required to divest one or more stations in order to complete a transaction. The Department of Justice has, in certain cases, examined television and radio ownership concentrations where a transaction would result in a single entity controlling more than 40% of the advertising revenue in a particular market or where, after the transaction, two companies would control more than 70% of the advertising revenue in a particular market. The Department of Justice has also in certain cases examined whether a combination would result in undue concentration in a particular format or in formats appealing to particular audience demographics.

We cannot predict the outcome of any specific Department of Justice or FTC investigation. Any decision by the Department of Justice or FTC to challenge a proposed acquisition could affect our ability to consummate an acquisition or to consummate it on the proposed terms. There can be no assurance that the FTC or Department of Justice will not seek to bar us from acquiring additional television or radio stations in any market where our existing stations already have a significant market share.

Similarly, the FCC staff has adopted procedures to review proposed broadcasting transactions even if the proposed acquisition otherwise complies with the FCC’s ownership limitations. In particular, the FCC may invite public comment on proposed transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local radio market. The FCC has delayed its approval of numerous proposed television or radio station purchases by various parties because of market concentration concerns, and generally will not approve acquisitions when the FTC or Department of Justice has expressed concentration concerns even if the acquisition complies with the FCC’s numerical station limits. Moreover, in recent years the FCC has followed a policy of giving specific public notice of its intention to conduct additional ownership concentration analysis, and soliciting public comment on “the issue of concentration and its effect on competition and diversity,” with respect to certain applications for consent to radio station acquisitions based on advertising revenue shares or other criteria. The FCC has recently expressed their desire to eliminate delays in the staff’s review of transactions that might involve concentration of market share but are otherwise consistent with the radio ownership limits set forth in the Communications Act. It is uncertain at this time what effect this will have on the FCC’s review of future television or radio station sale applications.

Additionally, the FCC has recently solicited public comment on a variety of possible changes in the methodology by which it defines a television or radio “market” and counts stations for purposes of determining compliance with local ownership restrictions. If adopted, any such changes could limit our ability to make future acquisitions of radio stations. Moreover, in the same proceeding, the FCC has announced a policy of deferring, until the rulemaking is completed, certain pending and future television or radio sale applications which raise “concerns” about how the FCC counts the number of stations a company may own in a market. This policy may delay future acquisitions for which we must seek FCC approval.

If regulation of outdoor advertising increases, we could suffer decreased revenue from our outdoor operations.

Our outdoor operations are significantly impacted by federal, state and local government regulation of the outdoor advertising business. These regulations impose restrictions on, among other things, the location, size and spacing of billboards. If we are required to remove our existing billboards, or are unable to construct new billboards or reconstruct damaged billboards, our outdoor business could be harmed. In addition, we may not receive compensation for billboards that we may be required to remove in the future.

Additional regulations may be imposed on outdoor advertising in the future. Legislation regulating the content of billboard advertisements has been introduced and passed in Congress from time to time in the past. Additional regulations or changes in the current laws regulating and affecting outdoor advertising at the federal, state or local level may harm the results of our outdoor operations.

We must respond to the rapid changes in technology, services and standards which characterize our industry in order to remain competitive.

The television and radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being developed, including the following:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and Internet based audio radio services;

•	satellite digital audio radio service with numerous channels and sound quality equivalent to that of compact discs;

•	In-Band On-Channel™ digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low power FM radio, which could result in additional FM radio broadcast outlets that are designed to serve local interests;

•	streaming video programming delivered via the Internet;

•	video-on-demand programming offered by cable television companies; and

•	digital video recorders with hard-drive storage capacity that offer time-shifting of programming and the capability of deleting advertisements when playing back the recorded programs.

We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with other new technologies. We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the television or radio broadcasting industry or on our company.

Strikes, work stoppages and slowdowns by our employees could disrupt our publishing operations.

Our publishing business depends to a significant degree on our ability to avoid strikes and other work stoppages by our employees. The Newspaper and Mail Deliverers’ Union of New York and Vicinity and the Newspaper Guild of New York represent our publishing employees. Our collective bargaining agreement with the Newspaper and Mail Deliverers’ Union of New York and Vicinity expires on March 30, 2004. Our collective bargaining agreement with the Newspaper Guild of New York expires on June 30, 2002. We anticipate that negotiations will commence prior to the expiration of the agreement. Future collective bargaining agreements may not be negotiated without service interruptions, and the results of these negotiations may result in decreased revenue in our publishing operations.

Risks Related To Our Capital Structure and Outstanding Securities

Stockholders who desire to change control of our company may be prevented from doing so by provisions of our first restated certificate of incorporation, as amended, applicable law, our credit agreement and the Notes. Our restated certificate of incorporation and other agreements contain provisions that could discourage a takeover.

Our restated certificate of incorporation could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. The provisions of our restated certificate of incorporation could diminish the opportunities for a stockholder to participate in tender offers. In addition, under our restated certificate of incorporation, our board of directors may issue preferred stock that could have the effect of delaying or preventing a change in control of our company. The issuance of preferred stock could also negatively affect the voting power of holders of our common stock. The provisions of our restated certificate of incorporation may have the effect of discouraging or preventing an acquisition or sale of our business. In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

The transfer restrictions imposed on the broadcast licenses we own also restrict the ability of third parties to acquire us. Control of our licenses may only be transferred with prior approval by the FCC. Accordingly, the number of potential transferees of our licenses is limited, and any acquisition, merger or other business combination involving our company would be subject to regulatory approval.

In addition, the documents governing our indebtedness and the Notes contain limitations on our ability to enter into a change of control transaction. Under these documents, the occurrence of a change of control transaction, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of our outstanding indebtedness.

The issuance by us of preferred stock could affect the rights of our other stockholders.

Our restated certificate of incorporation authorizes our board of directors to issue up to 50,000,000 shares of preferred stock in one or more series, to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock, to fix the number of shares constituting any such series, and to fix the designation of any such series, without further vote or action by its stockholders. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of the holders of common stock and thereby reduce the value of our common stock. We have approximately 5.9 million shares of Series A convertible preferred stock outstanding. We have no present plans to issue any additional shares of preferred stock. The issuance of preferred stock, coupled with the concentration of ownership of common stock in certain directors and executive officers, could discourage certain types of transactions involving an actual or potential change in control of our company. This includes transactions in which the holders of common stock might otherwise receive a premium for their shares over then current prices, otherwise dilute the rights of holders of common stock, and may limit the ability of such stockholders to cause or approve transactions which they may deem to be in their best interests. All of this could have a material adverse effect on the market price of our common stock.

Our restated certificate of incorporation limits the liability of our directors, which may limit the remedies that we or our stockholders have available.

Our restated certificate of incorporation provides that, pursuant to the Delaware General Corporation Law, the liability of our directors for monetary damages shall be eliminated to the fullest extent permissible under Delaware law. This is intended to eliminate the personal liability of a director for monetary damages in an action brought by us, or in our right, for breach of a director’s duties to us or our stockholders and may limit the remedies available to us or our stockholders. This provision does not eliminate the directors’ fiduciary duty and does not apply for certain liabilities: (i) for acts or omissions that involve intentional misconduct or a knowing and culpable violation of law; (ii) for acts or omissions that a director believes to be contrary to our best interests or our stockholders or that involve the absence of good faith on the part of the director; and (iii) for any transaction from which a director derived an improper personal benefit.

If the holders of our Series A mandatorily redeemable convertible preferred stock exercise their option to redeem such preferred stock on or after April 19, 2006, we may not have sufficient funds to do so and we may be in default under the terms of our bank credit facility and/or the Notes.

The holders of a majority of our Series A mandatorily redeemable convertible preferred stock have the right on or after April 19, 2006 to require us to redeem any and all of their preferred stock at the original issue price plus accrued dividends. On April 19, 2006 such redemption price would be approximately $143.5 million, and would continue to accrue a dividend of 8.5% per year. If we have sufficient funds under Delaware law to pay but are prevented from redeeming their preferred stock because of restrictions in the Indenture and/or the bank credit facility, we would be in violation of the terms of the Series A mandatorily redeemable convertible preferred stock. In such event, we may be in default under our bank credit facility and the holders of the Series A mandatorily redeemable convertible preferred stock may be able to obtain a judgment against us. Any such judgment may be found to be pari passu with the claims of the holders of the Notes. In the event a judgment is obtained and remains unpaid, or the preferred stock is paid in violation of our bank credit facility or the Indenture, we would be in default under our bank credit facility and the Notes and we could be obligated to repay the obligations under our bank credit facility, if accelerated, and the Notes, if accelerated. We may not have sufficient funds at that time to pay all of our obligations in such event.

ITEM 2.    PROPERTIES

Our corporate headquarters are located in Santa Monica, California. We lease approximately 13,000 square feet of space in the building housing our corporate headquarters under a lease expiring in 2006. The types of properties required to support each of our television and radio stations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We also own the buildings and/or land used for office, studio and tower facilities at nine of our television and/or radio properties. We own substantially all of the equipment used in our television and radio broadcasting business. We believe that all of our facilities and equipment are adequate to conduct our present operations. The Company also leases certain facilities and broadcast equipment in the operation of its business. See Note 8 to “Notes to Consolidated Financial Statements.”

ITEM 3.    LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A common stock has been listed and traded on the New York Stock Exchange since August 2, 2000 under the symbol ‘‘EVC.’’ The following table sets forth the range of high and low closing sales prices reported by the New York Stock Exchange for our Class A common stock for the periods indicated.

	High	Low
Year Ended December 31, 2000
Third Quarter (August 2, 2000 through September 30, 2000)	$20.38	$16.00
Fourth Quarter	$18.38	$10.00

Year Ended December 31, 2001
First Quarter	$19.50	$7.25
Second Quarter	$14.50	$8.70
Third Quarter	$13.30	$7.40
Fourth Quarter	$12.40	$8.47

Year Ending December 31, 2002
First Quarter (through March 21, 2002)	$15.80	$10.88

As of March 21, 2002, there were approximately 103 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Dividend Policy

We have never declared or paid any cash dividends on our Class A common stock, Class B common stock or Class C common stock. We currently intend to retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our Class A common stock, Class B common stock or Class C common stock in the foreseeable future. In addition, our bank credit facility, the Notes and the terms of our outstanding preferred stock restrict our ability to pay dividends on our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

Presented below are our selected financial data for the fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997.

The data as of December 31, 2001, 2000, 1999, 1998 and 1997 and for the years ended December 31, 2001 2000, 1999, 1998 and 1997 are derived from, and are qualified by reference to, our audited financial statements and should be read in conjunction therewith and the notes thereto. We experienced significant growth during 2000 and 2001, primarily due to our acquisitions. Therefore, we do not expect to experience the same rate of growth in 2002.

(In thousands, except per share and per membership unit data)

	Year Ended December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data:
Net revenue	$208,908	$154,021	$58,999	$44,820	$30,456

Expenses:
Direct operating expenses	100,347	60,987	24,441	15,794	9,184
Selling, general and administrative expenses (excluding non-cash stock-based compensation)	42,485	36,600	11,611	8,877	5,845
Corporate expenses	15,636	12,741	5,809	3,963	3,899
Non-cash stock-based compensation (1)	3,243	5,822	29,143	500	900
Depreciation and amortization	120,017	69,238	15,982	10,934	10,216

Total expenses	281,728	185,388	86,986	40,068	30,044

Operating income (loss)	(72,820)	(31,367)	(27,987)	4,752	412
Interest expense, net	(20,978)	(23,916)	(9,591)	(8,244)	(5,107)
Non-cash interest expense relating to related-party beneficial conversion options (2)	—	(39,677)	(2,500)	—	—
Gain on sale of media properties	4,977	—	—	—	—

Loss before income taxes	(88,821)	(94,960)	(40,078)	(3,492)	(4,695)
Income tax (expense) benefit (3)	22,999	2,934	121	(210)	7,531
Equity in income (loss) of nonconsolidated affiliates	27	(214)	—	—	—

Net income (loss)	(65,795)	(92,240)	$(39,957)	$(3,702)	$2,836

Accretion of preferred stock redemption value	(10,117)	(2,449)

Net loss applicable to common stock	$(75,912)	$(94,689)

Net loss per share: basic and diluted	$(0.66)	$(0.27)

Weighted average common shares outstanding, basic and diluted	115,223	115,288

Pro forma:
Provision for income tax benefit (4)		$5,904	$2,499	$322	$643

Net loss (4)		$(86,336)	$(37,579)	$(3,170)	$(4,052)

Per share data:
Net loss per share, basic and diluted (4)		$(1.34)	$(1.16)	$(0.10)	$(0.12)

Weighted average common shares outstanding, basic and diluted		66,452	32,402	32,895	32,972

Loss per membership unit (5)		$(31.04)	$(19.12)	$(0.07)	$(1.19)

	Year Ended December 31,
	2001	2000	1999	1998	1997
Other Financial Data:
Broadcast cash flow (6)	$66,076	$56,434	$22,947	$20,149	$15,427
EBITDA (adjusted for non-cash stock-based compensation) (7)	50,440	43,693	17,138	16,186	11,528
Non-cash stock-based compensation (1)	3,243	5,822	29,143	500	900
Cash flows from operating activities	11,998	10,608	6,128	7,658	6,509
Cash flows from investing activities	(63,733)	(1,002,300)	(59,063)	(25,586)	(61,908)
Cash flows from financing activities	1,524	1,058,559	51,631	19,339	54,763
Capital expenditures	28,941	23,675	12,825	3,094	2,366

	As of December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash and cash equivalents	$19,013	$69,224	$2,357	$3,661	$2,250
Total assets	1,535,517	1,560,493	205,017	131,291	111,953
Long-term debt, including current portion	252,769	254,947	167,306	99,737	74,656
Series A mandatorily redeemable convertible preferred stock	90,720	80,603	—	—	—
Total equity	987,395	1,055,377	28,011	24,871	32,057

(footnotes from preceding page)

(1)
Non-cash stock-based compensation consists primarily of compensation expense relating to stock awards granted to our employees and consultants and vesting of the intrinsic value of unvested options exchanged in our acquisition of Z-Spanish Media in 2000.

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

(4)
Pro forma net loss and pro forma basic and diluted net loss per share give effect to our reorganization from a limited liability company to a C-corporation for federal and state income tax purposes and assume that we were subject to corporate income taxes at an effective combined federal and state income tax rate of 40% before the effect of non-tax deductible goodwill, non-cash stock-based compensation and non-cash interest expense for each of the three years in the period ended December 31, 1999. The December 31, 2000 statement of operations reflects operations and the related income tax benefit as a C-corporation for the period subsequent to our reorganization. Pro forma income tax expense is presented for the period from January 1, 2000 through the August 2, 2000 reorganization on the same basis as the preceding years.

(5)
Loss per membership unit is computed as net loss of our predecessor divided by the number of membership units as of the last day of each reporting period. For 2000, loss per membership unit is for the period from January 1, 2000 through the August 2, 2000 reorganization.

(6)
Broadcast cash flow means operating income (loss) before corporate expenses, depreciation and amortization and non-cash stock-based compensation. We have presented broadcast cash flow, which we believe is comparable to the data provided by to other companies in the broadcast industry, because such data is commonly used as a measure of performance in our industry. However, broadcast cash flow should not be construed as an alternative to operating income (as determined in accordance with accounting principles generally accepted in the U.S.) as an indicator of operating performance or to cash flows from operating activities (as determined in accordance with accounting principles generally accepted in the U.S.) as a measure of liquidity.

(7)
EBITDA means broadcast cash flow less corporate expenses and is commonly used in the broadcast industry to analyze and compare broadcast companies on the basis of operating performance, leverage and liquidity. EBITDA, as presented above, may not be comparable to similarly titled measures of other companies unless such measures are calculated in substantially the same fashion. EBITDA should not be construed as an alternative to operating income (as determined in accordance with accounting principles generally accepted in the U.S.) as an indicator of operating performance or to cash flows from operating activities (as determined in accordance with accounting principles generally accepted in the U.S.) as a measure of liquidity.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2001, 2000 and 1999 and consolidated financial condition as of December 31, 2001 and 2000 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document, and such discussion is of the date of filing this report, unless otherwise indicated.

OVERVIEW

We generate revenue from sales of national and local advertising time on television and radio stations and advertising on our billboards and in our publication. Advertising rates are, in large part, based on each media’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when the commercials are broadcast, outdoor advertising services are provided and publishing services are provided. We incur commissions from agencies on local, regional and national advertising. Our revenue reflects deductions from gross revenue for commissions to these agencies. Univision currently owns approximately 31% of our common stock.

We operate in four reportable segments based upon the types of advertising medium which consists of television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. We own and/or operate 38 primary television stations that are located primarily in the southwestern U.S. We own and/or operate 54 radio stations (39 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. Our outdoor advertising segment owns approximately 11,200 billboards in Los Angeles and New York. Our newspaper publishing operations consist of a publication in New York. The comparability of our results between 2001, 2000 and 1999 is significantly affected by businesses we acquired in 2000 and 2001.

Our primary expenses are employee compensation, including commissions paid to our sales staffs and our national representative firms, marketing, promotion and selling, technical, local programming, engineering and general and administrative. Our local programming costs for television consist of costs related to producing local newscasts in most of our markets.

We were organized as a Delaware limited liability company in January 1996 to combine the operations of our predecessor entities. On August 2, 2000, we completed a reorganization in which all of the outstanding direct and indirect membership interests of our predecessor were exchanged for shares of our Class A and Class B common stock and a $120 million subordinated note and option held by Univision were exchanged for shares of our Class C common stock.

Prior to our IPO, which also was completed on August 2, 2000, we had historically not had material income tax expense or benefit reflected in our statement of operations as the majority of our subsidiaries have been non-taxpaying entities. Federal and state income taxes attributable to income during such periods were incurred and paid directly by the members of our predecessor. However, we are now a taxpaying entity. We anticipate that our future effective income tax rate will vary from 40% due to a portion of our purchase price for the LCG and Z-Spanish Media acquisitions being allocated to non-tax deductible goodwill.

In 2001, we began the process of combining television and radio operations to create synergies and achieve cost savings and are continuing that process in 2002.

As a result of the businesses and other assets we acquired in recent years, approximately 83% of our total assets and 128% of our net assets are intangible. We review our tangible long-lived assets and intangibles related to those assets periodically to determine potential impairment. To date, we have determined that no impairment of long-lived assets and goodwill exists. In making this determination, the assumptions about future cash flows on the assets under evaluation are critical. Some stations under evaluation had limited cash flow in 2001 due to planned conversion of format or station power. The assumptions about cash flows after conversion reflect management’s estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If these expected increases or sale proceeds are not realized, impairment losses may be recorded in the future.

We are in the process of determining the expected impact on earnings and existing goodwill and other intangibles since our adoption of a new accounting standard, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), was effective for us January 1, 2002.

Broadcast cash flow means operating loss before corporate expenses, depreciation and amortization and non-cash stock-based compensation. We have presented broadcast cash flow, which we believe is comparable to the data provided by to other companies in the broadcast industry, because such data is commonly used as a measure of performance in our industry. However, broadcast cash flow should not be construed as an alternative to operating income (as determined in accordance with accounting principles generally accepted in the U.S.) as an indicator of operating performance or to cash flows from operating activities (as determined in accordance with accounting principles generally accepted in the U.S.) as a measure of liquidity.

EBITDA means broadcast cash flow less corporate expenses and is commonly used in the broadcast industry to analyze and compare broadcast companies on the basis of operating performance, leverage and liquidity. EBITDA, as presented above, may not be comparable to similarly titled measures of other companies unless such measures are calculated in substantially the same fashion. EBITDA should not be construed as an alternative to operating income (as determined in accordance with accounting principles generally accepted in the U.S.) as an indicator of operating performance or to cash flows from operating activities (as determined in accordance with accounting principles generally accepted in the U.S.) as a measure of liquidity.

RESULTS OF OPERATIONS

Separate financial data for each of our operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. We evaluate the performance of our operating segments based on the following:

	Years Ended December 31,
	2001	2000	1999	% Change 2001 to 2000	% Change 2000 to 1999
	(dollars in thousands)
Net revenue:
TV	$91,902	$82,417	$56,846	12%	45%
Radio	65,479	43,338	2,153	51	*
Outdoor	31,668	13,096	—	142	N/A
Publishing	19,859	15,170	—	31	N/A

Consolidated	208,908	154,021	58,999	36	161

Direct expenses:
TV	38,652	34,290	23,165	13	48
Radio	26,443	10,991	1,276	141	*
Outdoor	20,688	5,494	—	277	N/A
Publishing	14,564	10,212	—	43	N/A

Consolidated	100,347	60,987	24,441	65	150

Selling, general and administrative expenses:
TV	18,516	15,642	11,093	18	41
Radio	16,445	16,767	518	–2	*
Outdoor	4,128	1,544	—	167	N/A
Publishing	3,396	2,647	—	28	N/A

Consolidated	42,485	36,600	11,611	16	215

Depreciation and amortization:
TV	30,076	20,064	15,277	50	31
Radio	69,442	41,537	705	67	*
Outdoor	19,319	5,984	—	223	N/A
Publishing	1,180	1,653	—	–29	N/A

Consolidated	120,017	69,238	15,982	73	333

Segment operating profit (loss):
TV	4,658	12,421	7,311	–62	70
Radio	(46,851)	(25,957)	(346)	80	*
Outdoor	(12,467)	74	—	*	N/A
Publishing	719	658	—	9	N/A

Consolidated	(53,941)	(12,804)	6,965	321	–284

Corporate expenses	15,636	12,741	5,809	23	119
Non-cash stock-based compensation	3,243	5,822	29,143	–44	–80

Operating loss	$(72,820)	$(31,367)	$(27,987)	132	12

Broadcast cash flow:
TV	$34,734	$32,485	$22,588	7	44
Radio	22,591	15,580	359	45	*
Outdoor	6,852	6,058	—	13	N/A
Publishing	1,899	2,311	—	–18	N/A

Consolidated	$66,076	$56,434	$22,947	17	146

EBITDA	$50,440	$43,693	$17,138	15%	155%

Total assets:
TV	$441,487	$401,075	$199,360
Radio	815,323	856,038	5,657
Outdoor	271,001	293,887	—
Publishing	7,706	9,493	—

Consolidated	$1,535,517	$1,560,493	$205,017

	Years Ended December 31,
	2001	2000	1999
	(dollars in thousands)
Capital expenditures:
TV	$23,911	$15,749	$12,825
Radio	4,639	7,700	—
Outdoor	325	164	—
Publishing	66	62	—

Consolidated	$28,941	$23,675	$12,825

*	Percentage not meaningful

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Consolidated Operations

Net Revenue.    Net revenue increased to $208.9 million for the year ended December 31, 2001 from $154 million for the year ended December 31, 2000, an increase of $54.9 million. This increase was primarily attributable to our 2001 acquisitions, start up stations and a full 12 months of operations of our 2000 acquisitions, compared to only 5-8 months in the 2000 income statements for the most significant 2000 acquisitions. This effect, together with the effect of our 2001 acquisitions and start up stations, accounted for $50.4 million of the increase. On a same station basis, for the stations and other operations we owned or operated for all of 2000 and 2001, net revenue increased $8.1 million or 11%. This increase was primarily attributable to increased advertising (referred to as “inventory” in our industry) sold and increased rates for that inventory. These increases were partially offset by a $3.6 million decrease of network compensation from Univision. We experienced significant growth during 2001 primarily due to our acquisitions. We do not expect to experience the same level of growth in 2002. Additionally, we believe that our 2002 operations may be impacted by the weak economic environment and reduction in advertising expenditures by our customers.

Direct Operating Expenses.    Direct operating expenses increased to $100.3 million for the year ended December 31, 2001 from $61 million for the year ended December 31, 2000, an increase of $39.3 million. This increase was primarily attributable to our 2001 acquisitions, start up stations and a full 12 months of operations of our 2000 acquisitions, which together accounted for $37.1 million of the increase. On a same station basis, for the stations we owned or operated for all of 2000 and 2001, direct operating expenses increased $2.2 million or 7%. This increase was primarily attributable to sales commissions on the net revenue increase. As a percentage of net revenue, direct operating expenses increased to 48% for the year ended December 31, 2001 from 40% for the year ended December 31, 2000. The increase in direct operating expenses as a percentage of net revenue was primarily due to our entry into the outdoor and publishing segments. These lines of business typically have a higher percentage of direct operating expenses as a percentage of net revenue than our television and radio segments. Additionally, we experienced increases in the direct operating expenses as a percentage of net revenue in the radio and outdoor segments as net revenue compared to the prior year, as prior year annualized revenue decreased and a significant portion of our radio, outdoor and publishing segments operating expenses were fixed. During the second quarter of 2001, we began to implement cost reduction strategies, which we believe will contribute to a decrease of direct operating expenses as a percentage of revenue in 2002.

Selling, General and Administrative Expenses.    The selling, general and administrative expenses included in this category relate directly to our station, outdoor advertising and publishing operations. General and administrative expenses at our corporate level are included with “Corporate Expenses” and discussed below. Selling, general and administrative expenses increased to $42.5 million for the year ended December 31, 2001 from $36.6 million for the year ended December 31, 2000, an increase of $5.9 million. This increase was primarily attributable to our 2001 acquisitions, start up stations and a full 12 months of operations of our 2000 acquisitions, which together accounted for $5.3 million of the increase. On a same station basis, for the stations we owned or operated for all of 2000 and 2001, selling, general and administrative expenses increased $0.6 million or 4%. The increase was due to increases in rent, insurance and utility costs. As a percentage of net revenue, selling, general and administrative expenses decreased to 20% for the year ended December 31, 2001 from 24% for the year ended December 31, 2000. The decrease in selling, general and administrative expenses as a percentage of net revenue was primarily due to the consolidation of our radio operations into our San Jose location and our cost reduction strategies. We expect selling, general and administrative expenses to continue to decrease as a percentage of revenue in 2002 through implementation of our cost reduction strategies.

Depreciation and Amortization.    Depreciation and amortization increased to $120 million for the year ended December 31, 2001 from $69.2 million for the year ended December 31, 2000, an increase of $50.8 million. This increase was primarily attributable to our 2001 acquisitions, start up stations and a full 12 months of operations of our 2000 acquisitions. On a same station basis, for the stations we owned or operated for all of 2000 and 2001, depreciation and amortization increased to $13.8 million for the year ended December 31, 2001 from $13.0 million for the year ended December 31, 2000. The increase was due to additional depreciation for buildings purchased in 2000 and 2001. We expect depreciation and amortization to decrease in 2002 as the company will adopt SFAS No. 142, and as a result, indefinite life intangibles of the company will no longer be amortized. Based on our current assessment of the assets that will be considered to have indefinite lives, we anticipate a decrease in amortization expense of approximately $87 million in 2002 relating to our existing goodwill and intangible assets we believe will meet the indefinite lives criteria.

Corporate Expenses.    Corporate expenses increased to $15.6 million for the year ended December 31, 2001 from $12.7 million for the year ended December 31, 2000, an increase of $2.9 million. This increase was primarily attributable to the acquisitions of LCG and Z-Spanish Media, the hiring of additional corporate personnel due to our growth and an increase in legal expense of $0.5 million due to an arbitration settlement. As a percentage of net revenue, corporate expenses decreased to 7% for the year ended December 31, 2001 from 8% for the year ended December 31, 2000. The decrease in corporate expenses as a percentage of net revenue was primarily due to our cost reduction strategies and net revenue increase. We expect corporate expenses to continue to decrease, as a result of these strategies, as a percentage of revenue in 2002.

Non-Cash Stock-Based Compensation.    Non-cash stock-based compensation decreased to $3.2 million for the year ended December 31, 2001 from $5.8 million for the year ended December 31, 2000, a decrease of $2.6 million. Non-cash stock-based compensation consists primarily of compensation expense relating to stock awards granted to our employees and vesting of the intrinsic value of unvested options exchanged in our acquisition of Z-Spanish Media. We expect to continue to make stock-based awards to our employees and consultants in the future.

Operating Loss.    As a result of the above factors, we recognized an operating loss of $72.8 million for the year ended December 31, 2001 compared to an operating loss of $31.4 million for the year ended December 31, 2000. Excluding non-cash stock-based compensation, we recognized an operating loss of $69.6 million for the year ended December 31, 2001 compared to an operating loss of $25.5 million for the year ended December 31, 2000, an increase in the amount of the loss of $44.1 million. The larger operating loss was primarily due to the increase in depreciation and amortization and direct operating expense offset by the increase in net revenue.

Interest Expense, Net.    Interest expense decreased to $21 million for the year ended December 31, 2001 from $23.9 million for the year ended December 31, 2000, a decrease of $2.9 million. This decrease was primarily due to higher borrowings in the prior year due to the note payable to Univision and the 364-day credit facility at higher rates.

Net Loss.    We recognized a net loss of $65.8 million for the year ended December 31, 2001 compared to a net loss of $92.2 million for the year ended December 31, 2000. Excluding non-cash stock-based compensation and interest expense relating to the estimated intrinsic value of the conversion option features in our $90 million convertible subordinated note and our convertible subordinated note with Univision, our net loss increased to $62.6 million for the year ended December 31, 2001 from $46.7 million for the year ended December 31, 2000.

Broadcast Cash Flow.    Broadcast cash flow increased to $66.1 million for the year ended December 31, 2001 from $56.4 million for the year ended December 31, 2000, an increase of $9.6 million. As a percentage of net revenue, broadcast cash flow decreased to 32% for the year ended December 31, 2001 from 37% for the year ended December 31, 2000. On a same station basis for the stations we owned or operated for all of 2000 and 2001, broadcast cash flow increased $5.3 million or 20%. As a percentage of net revenue for stations owned or operated for all of 2000 and 2001, broadcast cash flow increased to 39% for the year ended December 31, 2001 from 36% for the year ended December 31, 2000.

EBITDA.    EBITDA increased to $50.4 million for the year ended December 31, 2001 from $43.7 million for the year ended December 31, 2000, an increase of $6.7 million. As a percentage of net revenue, EBITDA decreased to 24% for the year ended December 31, 2001 from 28% for the year ended December 31, 2000. The decrease in EBITDA as a percentage of revenue was primarily due to the increase in direct operating expenses offset by the increase in net revenue.

Segment Operations

Television

Net Revenue.    Net revenue in our television segment increased to $91.9 million for the year ended December 31, 2001 from $82.4 million for the year ended December 31, 2000, an increase of $9.5 million. This increase was partially attributable to acquisitions and start up stations, which accounted for $5.5 million of the increase. On a same station basis, for the stations we owned or operated for all of 2000 and 2001, net revenue increased $7.6 million. We believe that a majority of this increase was attributable to an increase in our advertising rates, as well as an increase in inventory sold in some of our markets. These increases were offset by a $3.6 million decrease in network compensation from Univision.

Direct Operating Expenses.    Direct operating expenses in our television segment increased to $38.7 million for the year ended December 31, 2001 from $34.3 million for the year ended December 31, 2000, an increase of $4.4 million. This increase was partially attributable to acquisitions and start up stations, which accounted for $1.9 million of the increase. Same station results for the stations we owned or operated for all of 2000 and 2001 resulted in a increase of $2.5 million. This increase was primarily attributable to sales commissions on the net revenue increase.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses in our television segment increased to $18.5 million for the year ended December 31, 2001 from $15.6 million for the year ended December 31, 2000, an increase of $2.9 million. This increase was primarily attributable to acquisitions and start up stations, which accounted for $2.3 million of the increase. Same station results for the stations we owned or operated for all of 2000 and 2001 resulted in an increase of $0.6 million. This increase was primarily attributable to increased rent, insurance and utility costs.

Radio

Net Revenue.    Net revenue in our radio segment increased to $65.5 million for the year ended December 31, 2001 from $43.3 million for the year ended December 31, 2000, an increase of $22.2 million. This increase was primarily attributable to a full 12 months of operations of our acquisitions, primarily Z-Spanish Media and LCG, which accounted for $21.7 million of the increase. Same station results for the stations we owned or operated for all of 2000 and 2001 resulted in an increase of $0.5 million.

Direct Operating Expenses.    Direct operating expenses in our radio segment increased to $26.4 million for the year ended December 31, 2001 from $11 million for the year ended December 31, 2000, an increase of $15.4 million. This increase was primarily attributable to a full 12 months of operations of our acquisitions, primarily Z-Spanish Media and LCG, which accounted for an increase of $15.6 million. The increase was offset by a decrease in operating expenses of $0.2 million for same station results for the stations we owned or operated for all of 2001 and 2000.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses in our radio segment decreased to $16.4 million for the year ended December 31, 2001 from $16.8 million for the year ended December 31, 2000, a decrease of $0.4 million. This decrease was primarily due to reduced expenses as a result of consolidating our radio operations into our San Jose location. Same station results for the stations we owned or operated for all of 2000 and 2001 resulted in a decrease of $0.1 million.

Outdoor

Net Revenue.    Net revenue from our outdoor segment increased to $31.7 million for the year ended December 31, 2001 from $13.1 million for the year ended December 31, 2000, an increase of $18.6 million. The increase was attributable to a full 12 months of operations of our acquisition of Z-Spanish Media’s outdoor operations in August 2000 and our acquisition of certain outdoor advertising assets from Infinity in October 2000.

Direct Operating Expenses.    Direct operating expenses from our outdoor segment increased to $20.7 million for the year ended December 31, 2001 from $5.5 million for the year ended December 31, 2000, an increase of $15.2 million. The increase was attributable to a full 12 months of operations of our acquisition of Z-Spanish Media’s outdoor operations and our acquisition of certain outdoor advertising assets from Infinity.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses from our outdoor segment increased to $4.1 million for the year ended December 31, 2001 from $1.5 million for the year ended December 31, 2000, an increase of $2.6 million. The increase was attributable to a full 12 months of operations of our acquisition of Z-Spanish Media’s outdoor operations and our acquisition of certain outdoor advertising assets from Infinity.

Publishing

Net Revenue.    Net revenue from our publishing segment increased to $19.9 million for the year ended December 31, 2001 from $15.2 million for the year ended December 31, 2000, an increase of $4.7 million. The increase was attributable to a full 12 months of operations of our acquisition of El Diario/la Prensa from LCG in April 2000.

Direct Operating Expenses.    Direct operating expenses from our publishing segment increased to $14.6 million for the year ended December 31, 2001 from $10.2 million for the year ended December 31, 2000, an increase of $4.4 million. The increase was attributable to a full 12 months of operations of our acquisition of El Diario/la Prensa.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses from our publishing segment increased to $3.4 million for the year ended December 31, 2001 from $2.6 million for the year ended December 31, 2000, an increase of $0.8 million. The increase was attributable to a full 12 months of operations of our acquisition of El Diario/la Prensa.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Consolidated Operations

Net Revenue.    Net revenue increased to $154 million for the year ended December 31, 2000 from $59 million for the year ended December 31, 1999, an increase of $95 million. This increase was primarily attributable to the acquisitions of LCG, Z-Spanish Media and Infinity assets which accounted for $64.3 million of the increase. Additionally, $13.3 million of the increase was attributable to our other acquisitions in 2000 and the benefit of 12 months of our 1999 acquisitions. On a same station basis, for the stations we owned or operated for all of 1999 and 2000, net revenue increased $14 million or 26.1%. This increase was attributable to an increase in advertising rates of approximately 21% and in the number of advertising spots aired in half of our markets. Additionally, we received $3.6 million of network compensation from Univision during the year ended December 31, 2000 which will not recur in 2001.

Direct Operating Expenses.    Direct operating expenses increased to $61 million for the year ended December 31, 2000 from $24.4 million for the year ended December 31, 1999, an increase of $36.6 million. This increase was primarily attributable to the acquisitions of LCG, Z-Spanish Media and Infinity assets. On a same station basis, for the stations we owned or operated for all of 1999 and 2000, direct operating expenses increased $6 million or 27.4%. Additionally, $2.8 million of the increase was due to increases in selling costs associated with increased sales, increases in management and staff and increases in market research tools. In addition, we incurred approximately $1.4 million in technical and news costs to implement local news programming in Orlando, Florida and to continue improving local news programming in our McAllen, Texas and Las Vegas, Nevada markets. As a percentage of net revenue, direct operating expenses decreased to 40% for the year ended December 31, 2000 from 41% for the year ended December 31, 1999.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $36.6 million for the year ended December 31, 2000 from $11.6 million for the year ended December 31, 1999, an increase of $25 million. This increase was primarily attributable to the acquisitions of LCG, Z-Spanish Media and the Infinity assets. On a same station basis, for the stations we owned or operated for all of 1999 and 2000, selling, general and administrative expenses increased $1.2 million or 10.8%. The increase was due to increases in rent, property tax, insurance and bonuses. As a percentage of net revenue, selling, general and administrative expenses increased to 24% for the year ended December 31, 2000 from 20% for the year ended December 31, 1999.

Depreciation and Amortization.    Depreciation and amortization increased to $69.2 million for the year ended December 31, 2000 from $16 million for the year ended December 31, 1999, an increase of $53.2 million. This increase was primarily attributable to the acquisitions of LCG, Z-Spanish Media and Infinity assets. On a same station basis, for the stations we owned or operated for all of 1999 and 2000, depreciation and amortization was relatively flat as it decreased to $11.2 million for the year ended December 31, 2000 from $11.4 million for the year ended December 31, 1999.

Corporate Expenses.    Corporate expenses increased to $12.7 million for the year ended December 31, 2000 from $5.8 million for the year ended December 31, 1999, an increase of $6.9 million. This increase was primarily attributable to the acquisitions of LCG, Z-Spanish Media and Infinity assets, the hiring of additional corporate personnel due to our growth and the costs associated with being a public company. As a percentage of net revenue, corporate expenses decreased to 8% for the year ended December 31, 2000 from 10% for the year ended December 31, 1999.

Non-Cash Stock-Based Compensation.    Non-cash stock-based compensation decreased to $5.8 million for the year ended December 31, 2000 from $29.1 million for the year ended December 31, 1999, a decrease of $23.3 million. Non-cash stock-based compensation consists primarily of compensation expense relating to stock awards granted to our employees. We expect to continue to make stock-based awards to our employees in the future.

Operating Loss.    As a result of the above factors, we recognized an operating loss of $31.4 million for the year ended December 31, 2000 compared to an operating loss of $28 million for the year ended December 31, 1999. Excluding non-cash stock-based compensation, we recognized an operating loss of $25.5 million for the year ended December 31, 2000 compared to operating income of $1.2 million for the year ended December 31, 1999, a decrease of $26.7 million. The decrease was primarily due to the increase in depreciation and amortization offset by the increase in net revenue.

Interest Expense, Net.    Interest expense increased to $23.9 million for the year ended December 31, 2000 from $9.6 million for the year ended December 31, 1999, an increase of $14.3 million. This increase was primarily due to increased bank loan facilities, the increase in our convertible subordinated note to Univision and the issuance of our $90 million convertible subordinated note used to finance our acquisition of LCG.

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

Net Loss.    We recognized a net loss of $92.2 million for the year ended December 31, 2000 compared to a net loss of $40 million for the year ended December 31, 1999. Excluding non-cash stock-based compensation and interest expense relating to the estimated intrinsic value of the conversion option features in our $90 million convertible subordinated note and our convertible subordinated note with Univision, our net loss increased to $46.7 million for the year ended December 31, 2000 from $8.3 million for the year ended December 31, 1999.

Broadcast Cash Flow.    Broadcast cash flow increased to $56.4 million for the year ended December 31, 2000 from $22.9 million for the year ended December 31, 1999, an increase of $33.5 million. As a percentage of net revenue, broadcast cash flow decreased to 37% for the year ended December 31, 2000 from 39% for the year ended December 31, 1999. On a same station basis for the stations we owned or operated for all of 1999 and 2000, broadcast cash flow increased $6.8 million or 32%.

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

Segment Operations

Net Revenue.    Net revenue in our television segment increased to $82.4 million for the year ended December 31, 2000 from $56.8 million for the year ended December 31, 1999, an increase of $25.6 million. This increase was primarily attributable to an increase in our advertising rates of approximately 21% and in the number of advertising spots aired in half of our markets, as well as other acquisitions in 2000 and the benefit of 12 months of operations of our 1999 acquisitions.

Net revenue in our radio segment increased to $43.3 million for the year ended December 31, 2000 from $2.2 million for the year ended December 31, 1999, an increase of $41.1 million. This increase was primarily attributable to acquisitions, primarily Z-Spanish Media and LCG.

Net revenue from our outdoor segment in the amount of $13.1 million for the year ended December 31, 2000 was a result of our acquisition of Z-Spanish Media’s outdoor operations and our acquisition of certain outdoor advertising assets from Infinity.

Net revenue from our publishing segment in the amount of $15.2 million for the year ended December 31, 2000 was primarily attributable to our acquisition of El Diario/la Prensa from LCG in April 2000.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and available borrowings under our bank credit facility. We have a $600 million credit facility which is comprised of a $250 million revolver, a

$150 million uncommitted loan facility expiring in 2007 and a $200 million Term B loan expiring in 2008. Our bank credit facility is secured by substantially all of our assets as well as the pledge of the stock of several of our subsidiaries including our special purpose subsidiaries formed to hold our FCC licenses. The revolving facility bears interest at LIBOR (1.94% as of December 31, 2001 and 1.87% as of February 28, 2002) plus a margin ranging from 0.875% to 2.75% based on our leverage. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. As of December 31, 2001, the outstanding balance under the Term B loan was $199 million. Subsequent to December 31, 2001, we borrowed $15 million under our revolving credit facility.

Our bank credit facility contains a mandatory prepayment clause in the event that we liquidate any assets if the proceeds are not utilized to acquire assets of the same type within 180 days, receive insurance or condemnation proceeds which are not fully utilized toward the replacement of such assets or have excess cash flow (as defined in our credit agreement), 50% of which excess cash flow shall be used to reduce our outstanding loan balance.

Our bank credit facility contains certain financial covenants relating to maximum total debt ratio, minimum total interest coverage ratio and a fixed charge coverage ratio. The covenants become increasingly restrictive in the later years of the bank credit facility. Our bank credit facility also contains restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and the sale of assets over a certain limit. Additionally, we are required to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

Our bank credit facility requires us to maintain our FCC licenses for our broadcast properties and contains other operating covenants, including restrictions on our ability to incur additional indebtedness and pay dividends.

Acquisitions having an aggregate maximum consideration during the term of our credit agreement of greater than $25 million but less than or equal to $75 million are conditioned on delivery to the agent bank of a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised projections for those acquisitions. For acquisitions having an aggregate maximum consideration during the term of the credit agreement in excess of $75 million, majority lender consent of the bank group is required. We can draw on our revolving credit facility without prior approval for working capital needs and acquisitions less than $25 million.

On February 8, 2002, we retired a $37.5 million note payable with approximately 3.6 million shares of our Class A common stock and approximately $0.3 million in cash.

On March 18, 2002, we issued the Notes. The Notes bear interest at 8 1/8% per year, payable semi-annually on March 15, and September 15 of each year, commencing on September 15, 2002. The net proceeds from the Notes were used to pay all indebtedness outstanding under our bank credit facility and for general corporate purposes.

In connection with the issuance of the Notes, we expect to amend our bank credit facility as follows:

•	to incorporate certain restrictions and covenants from the indenture governing the Notes into our bank credit facility;

•
to provide that in the event that we have excess cash flow at the end of any of our fiscal years ending on or after December 31, 2003, we are required to prepay the loans with 50% of our excess cash flow with respect to such fiscal year (but only if our ratio of total debt to operating cash flow, together with that of our subsidiaries on a consolidated basis, is 4.5 to 1 or greater);

•	to provide that for the revolving loans, the maximum margin above LIBOR is 3.25% with respect to LIBOR loans and 2.25% above base rate with respect to base rate loans;

•	to pre-approve approximately $100 million of certain identified acquisitions;

•	to reset and increase the amount available for future acquisitions to $100 million, in addition to the pre-approved acquisitions; and

•	to permit the establishment of a new venture into which we may contribute certain media assets in exchange for an equity interest in such venture.

Net cash flow provided by operating activities increased to approximately $12 million for the year ended December 31, 2001 from approximately $10.6 million for the year ended December 31, 2000. Net cash flow provided by operating activities increased to approximately $10.6 million for 2000 from approximately $6.1 million for 1999.

Net cash flow used in investing activities decreased to approximately $63.7 million for the year ended December 31, 2001 from approximately $1 billion for the year ended December 31, 2000. During the year ended December 31, 2001 we acquired media properties for which cash payments in 2001 totaled approximately $45.1 million, including WJAL-TV for approximately $10.3 million, KXGM-FM for approximately $17.6 million (plus the exchange of two of our radio stations with a fair value of $11.2 million), the construction permit for KPMR-TV for approximately $4.8 million, KDVA-FM for approximately $9.1 million, and television stations KNVV-LP and KNCV-LP for approximately $1.3 million. In addition, we sold five radio stations, KEWE-AM, KHHZ-FM, KCAL-AM, KHOT-AM and KSZZ-AM, for approximately $10.1 million, made capital expenditures of approximately $28.7 million and disposed of media properties and other assets of approximately $10.1 million. During the year ended December 31, 2000, we acquired media properties for which cash payments in 2000 totaled approximately $990 million. The purchase prices for the significant acquisitions include LCG for approximately $256 million, Z-Spanish Media for approximately $462 million and certain assets from Infinity for approximately $168 million; made capital expenditures of approximately $23.7 million; and disposed of media properties and other assets of approximately $11 million. Net cash flow used in investing activities decreased to approximately $63.7 million for 2001, compared to approximately $1 billion for 2000. Net cash flow used in investing activities increased to approximately $1 billion for 2000, compared to approximately $59.1 million for 1999. During 1999, we acquired broadcast properties for a total of approximately $46 million and made capital expenditures totaling approximately $12.8 million.

Net cash flow from financing activities decreased to approximately $1.5 million for the year ended December 31, 2001, from approximately $1.1 billion for the year ended December 31, 2000. During the year ended December 31, 2001, we received proceeds from the exercise of stock options in the amount of approximately $4 million, partially offset by reductions in our notes payable in the amount of $2.5 million. During the year ended December 31, 2000, in order to finance our acquisitions, we issued 52,900,000 shares of our Class A common stock in our IPO for approximately $814 million, increased our subordinated debt to Univision by $110 million to $120 million which was subsequently exchanged into 21,983,392 shares of our Class C common stock as a result of our reorganization, issued a $90 million convertible subordinated note, which was subsequently converted into 5,865,102 shares of our Series A mandatorily redeemable convertible preferred stock in our reorganization, entered into a new $600 million credit facility of which approximately $199 million is outstanding, issued a note in the amount of $37.5 million to acquire television station WUNI-TV and paid approximately $12.9 million in deferred debt costs in connection with our credit facility. Net cash flow from financing activities increased to approximately $1.1 billion for 2000, from approximately $51.6 million for 1999. During 1999, we drew on our bank credit facility to acquire television stations from LCG and a television station in Venice (Sarasota), Florida.

During 2002, we anticipate our maintenance capital expenditures will be approximately $12 million, and our digital television capital expenditures will be approximately $5.5 million. We anticipate paying for these capital expenditures out of net cash flow from operating activities. The amount of these capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions.

We currently anticipate that funds generated from operations and available borrowings under our credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

We continuously review, and are currently reviewing, opportunities to acquire additional television and radio stations as well as billboards and other opportunities targeting the Hispanic market in the U.S. We expect to finance any future acquisitions through funds generated from operations and borrowings under our credit facility and through additional debt and equity financing. Any additional financing, if needed, might not be available to us on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and our acquisition strategy. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our Class A common stock.

On March 19, 2001, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $35 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance stock repurchases, if and when made, with our available cash on hand and cash provided by operations. No shares of Class A common stock had been repurchased under the stock repurchase program.

On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan was approved by our stockholders on May 10, 2001 at the Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Purchase Plan, the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the next ten calendar years, beginning January 1, 2002. All of our employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. The first offering period under the Purchase Plan commenced on August 15, 2001 and concluded on February 14, 2002.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142. The most significant changes made by SFAS No. 141 are: (i) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and (ii) establishing specific criteria for the recognition of intangible assets separately from goodwill.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets (i.e., post acquisition accounting) and is effective for us on January 1, 2002. The most significant changes made by SFAS No. 142 are: (i) goodwill and indefinite-lived intangible assets will no longer be amortized; (ii) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and (iii) the amortization of intangible assets with finite lives will no longer be limited to forty years. We are in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption. As of December 31, 2001, the net book value of intangible assets we believe will meet the indefinite life criterion includes goodwill, FCC licenses, Univision network affiliation agreements and our radio network, which totaled approximately $1.2 billion. The amortization expense related to these assets for the year ended December 31, 2001 was approximately $87 million.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for us beginning January 1, 2003. We do not expect that adoption of this standard will have a material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement was effective for us on January 1, 2002. We do not expect that adoption of this standard will have a material effect on our results of operations or financial position.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2001. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. We may enter into derivative financial instrument transactions such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes. Our credit facilities require us to maintain an interest rate protection agreement, if we exceed certain leverage ratios, as defined in the agreement.

Interest Rates

Our bank term loan bears interest at a variable rate of LIBOR (1.94% as of December 31, 2001) plus 2.75%. As of December 31, 2001, we had $199 million of variable rate bank debt. As of December 31, 2001, we were not required to hedge any of our outstanding variable rate debt by using an interest rate cap. Based on our overall interest rate exposure on our LIBOR loans as of December 31, 2001 a change of 10% in interest rates would have an impact of approximately $1 million on a pre-tax earnings and pre-tax cash flows over a one year period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-31.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors is set forth in ‘‘Proposal 1—Election of Directors’’ under the captions ‘‘Biographical Information Regarding Class A/B Directors,’’ ‘‘Biographical Information Regarding Class C Directors’’ and ‘‘Board Meetings and Committees’’ in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be held on May 16, 2002. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the Proxy Statement under the caption ‘‘Section 16(a) Beneficial Ownership Reporting Compliance.’’ Such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information relating to the compensation of our executive officers and directors is set forth in ‘‘Proposal 1—Election of Directors’’ under the caption ‘‘Director Compensation’’ and under the caption ‘‘Summary of Cash and Certain Other Compensation’’ in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of our Class A common stock by certain persons is set forth under the caption ‘‘Security Ownership of Certain Beneficial Owners and Management’’ and under the caption ‘‘Summary of Cash and Certain Other Compensation’’ in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding relationships or transactions between our affiliates and us is set forth under the caption ‘‘Certain Relationships and Related Transactions’’ in the Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

1.  Financial Statements

The consolidated financial statements contained herein are as listed on the ‘‘Index to Consolidated Financial Statements’’ on page F-1 of this report.

2.  Financial Statement Schedules

Not applicable.

3.  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K:

None.

(c)  Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description
3.1(2)	First Restated Certificate of Incorporation

3.2(4)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock

3.3*	First Amended and Restated Bylaws, as amended on October 18, 2001

10.1(1)	2000 Omnibus Equity Incentive Plan

10.2(1)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.3(2)	Employment Agreement dated August 1, 2000 by and between the registrant and Walter F. Ulloa

10.4(2)	Employment Agreement dated August 1, 2000 by and between the registrant and Philip C. Wilkinson

10.5(4)	Executive Employment Agreement dated December 1, 2000 by and between the registrant and Jeffery A. Liberman

10.6(4)	First Amendment to Executive Employment Agreement dated March 9, 2001 by and between the registrant and Jeffery A. Liberman

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

10.8*	First Amendment dated March 23, 2001 to Exhibit 10.7

10.9(2)	Form of Indemnification Agreement for officers and directors of the registrant

10.10(1)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

Exhibit Number	Exhibit Description
10.11(1)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.12(4)
First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.13(5)	Limited Liability Company Agreement of Lotus/Entravision Reps LLC dated as of August 10, 2001

21.1*	Subsidiaries of the registrant

23.1*	Consent of Independent Accountants

24.1*	Power of Attorney (included after signatures hereto)

*	Filed herewith

(1)
Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.

(3)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 14, 2000.

(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.

(5)
Incorporated by reference from our Registration Statement on Form S-3, No. 333-81652, filed with the SEC on January 30, 2002, as amended by Post-Effective Amendment No. 1 thereto, filed with the SEC on February 25, 2002.

(d)  Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ Walter F. Ulloa
Walter F. Ulloa Chairman and Chief Executive Officer
Date: March 26, 2002

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

Signature	Title	Date

/s/ Walter F. Ulloa Walter F. Ulloa	Chairman and Chief Executive Officer (principal executive officer)	March 26, 2002

/s/ Philip C. Wilkinson Philip C. Wilkinson	President, Chief Operating Officer and Director	March 26, 2002

/s/ Jeanette Tully Jeanette Tully	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 26, 2002

/s/ Paul A. Zevnik Paul A. Zevnik	Secretary and Director	March 26, 2002

/s/ Andrew W. Hobson Andrew W. Hobson	Director	March 26, 2002

/s/ Michael D. Wortsman Michael D. Wortsman	Director	March 26, 2002

Signature	Title	Date

Darryl B. Thompson	Director	March , 2002

/s/ Amador S. Bustos Amador S. Bustos	Director	March 26, 2002

/s/ Michael S. Rosen Michael S. Rosen	Director	March 26, 2002

/s/ Esteban E. Torres Esteban E. Torres	Director	March 26, 2002

/s/ Patricia Diaz Dennis Patricia Diaz Dennis	Director	March 26, 2002

ENTRAVISION COMMUNICATIONS CORPORATION

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Entravision Communications Corporation
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/S/ MCGLADREY & PULLEN, LLP

Pasadena, California
February 8, 2002

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$19,013	$69,224
Receivables:
Trade, net of allowance for doubtful accounts of 2001 $4,851; 2000 $5,966 (including amounts due from Univision of 2001 $599; 2000 $0)	44,143	38,274
Prepaid expenses and other current assets (including amounts from related parties of 2001 $1,189; 2000 $273)	6,308	3,311
Deferred taxes	4,487	11,244

Total current assets	73,951	122,053
Property and equipment, net	181,135	169,289
Intangible assets, net	1,268,351	1,255,386
Other assets, including amounts due from related parties of 2001 $322; 2000 $562 and deposits on acquisitions of 2001 $431; 2000 $2,689	12,080	13,765

	$1,535,517	$1,560,493

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,341	$2,452
Advances payable, related parties	118	201
Accounts payable and accrued expenses (including related parties of 2001 $1,699; 2000 $711 which includes amounts due to Univision 2001 $1,145; 2000 $362)	25,210	30,274

Total current liabilities	28,669	32,927
Notes payable, less current maturities	249,428	252,495
Other long-term liabilities	2,313	6,672
Deferred taxes	176,992	132,419

Total liabilities	457,402	424,513

Commitments and Contingencies
Series A mandatorily redeemable convertible preferred stock, $0.0001 par value, 11,000,000 shares authorized; shares issued and outstanding 2001 and 2000 5,865,102 (liquidation value 2001 $100,970; 2000 $93,060)	90,720	80,603

Stockholders’ equity
Preferred stock, $0.0001 par value, 39,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2001 66,147,794; 2000 65,626,063	7	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2001 and 2000 27,678,533	3	3
Class C common stock, $0.0001 par value, 25,000,000 shares authorized; shares issued and outstanding 2001 and 2000 21,983,392	2	2
Additional paid-in capital	1,097,617	1,092,865
Deferred compensation	(3,175)	(5,745)
Accumulated deficit	(107,059)	(31,147)

	987,395	1,055,985
Less stock subscription notes receivable	—	(608)
Treasury stock, Class A common stock, $.0001 par value 2001, 3,684 shares; 2000 none	—	—

Total stockholders’ equity	987,395	1,055,377

	$1,535,517	$1,560,493

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share, per share and per L.L.C. membership unit data)

	Years Ended December 31,
	2001	2000	1999
Net revenue (including amounts from Univision of $1,519, $4,338 and $2,748)	$208,908	$154,021	$58,999

Expenses:
Direct operating expenses (including related parties national representation fees of $5,555, $4,145 and $3,149; which includes amounts to Univision of $5,001, $4,145 and $3,149)	100,347	60,987	24,441
Selling, general and administrative expenses (excluding non-cash stock-based compensation of $3,243, $5,822 and $29,143)	42,485	36,600	11,611
Corporate expenses (including related parties of $210, $527 and $522)	15,636	12,741	5,809
Non-cash stock-based compensation	3,243	5,822	29,143
Depreciation and amortization	120,017	69,238	15,982

	281,728	185,388	86,986

Operating loss	(72,820)	(31,367)	(27,987)
Interest expense (including amounts to Univision of $0, $3,645 and $701)	(22,265)	(29,834)	(9,690)
Non-cash interest expense relating to related-party beneficial conversion options	—	(39,677)	(2,500)
Gain on sale of media properties	4,977	—	—
Interest income	1,287	5,918	99

Loss before income taxes	(88,821)	(94,960)	(40,078)
Income tax benefit	22,999	2,934	121

Net loss before equity in earnings of nonconsolidated affiliates	(65,822)	(92,026)	(39,957)
Equity in net income (loss) of nonconsolidated affiliates	27	(214)	—

Net loss	(65,795)	(92,240)	$(39,957)

Accretion of preferred stock redemption value	10,117	2,449

Net loss applicable to common stock	$(75,912)	$(94,689)

Net loss per share, basic and diluted	$(0.66)	$(0.27)

Weighted average common shares outstanding, basic and diluted	115,223,005	115,287,988

Pro forma:
Provision for income tax benefit		$5,904	$2,499

Net loss		$(86,336)	$(37,579)

Per share data:
Net loss per share, basic and diluted		$(1.34)	$(1.16)

Weighted average common shares outstanding, basic and diluted		66,451,637	32,402,378

Loss per L.L.C. membership unit		$(31.04)	$(19.12)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK AND EQUITY

Year ended December 31, 1999 and for the period from January 1, 2000 through August 2, 2000
(In thousands, except share and L.L.C. membership unit data)

	Entravision Communications Company, L.L.C.	Common Stock of Member Corporations	Additional Paid-in Capital of Member Corporations	Deferred Compensation	Accumulated Deficit	Notes Receivable Stockholder and Members	Total
Balance, December 31, 1998	$14,064	$1,256	$16,329	$—	$(6,217)	$(561)	$24,871
Increase in conversion option on subordinated note agreement relating to acquisition of business	13,915	—	—	—	—	—	13,915
Estimated value of subordinated note conversion option	2,500	—	—	—	—	—	2,500
Conversion of 813 Class A membership units into 813 Class E and F membership units	—	—	—	—	—	—	—
Interest earned on notes and subscriptions receivable from member	23	—	—	—	—	—	23
Increase in notes and subscriptions receivable from member	—	—	—	—	—	(23)	(23)
Compensation expense attributable to employee equity awards	29,143	—	—	—	—	—	29,143
Repurchase of 250 shares of Telecorpus, Inc. common stock	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(39,957)	—	(39,957)
Distributions and dividends to members and stockholders	—	—	—	—	(2,400)	—	(2,400)

Balance, December 31, 1999	59,645	1,256	16,329	—	(48,635)	(584)	28,011
Interest earned on notes and subscriptions receivable	14	—	—	—	—	(14)	—
Estimated value of Univision subordinated note conversion option	—	—	31,600	—	—	—	31,600
Estimated value of subordinated note conversion option	—	—	19,537	—	—	—	19,537
Restricted employee equity awards of 33,923 Class D L.L.C. units	6,920	—	—	(6,920)	—	—	—
Amortization of deferred compensation	—	—	—	392	—	—	392
Unrestricted employee equity awards of 16,050 Class D L.L.C. units	3,852	—	—	—	—	—	3,852
Net loss for the period through August 2, 2000	—	—	—	—	(63,542)	—	(63,542)
Reclassification of accumulated deficit	(44,711)	—	(67,466)	—	112,177	—	—
To give effect to reorganization	(25,720)	(1,256)	—	6,528	—	598	(19,850)

Balance, August 2, 2000	$—	$—	$—	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK AND EQUITY

For the period from August 2, 2000 through December 31, 2001
(In thousands, except share data)

	Mandatorily Redeemable Preferred Stock		Number of Common Shares				Common Stock			Additional Paid-in Capital	Deferred Compen- sation	Accumu- lated Deficit	Subscrip- tion Notes Receivable	Total
	Shares	Amount	Class A	Class B	Class C	Treasury Stock	Class A	Class B	Class C
Balance, August 2, 2000	—	$—	—	—	—	—	$—	$—	$—	$—	$—	$—	$—	$—
Adjustments to give effect to reorganization	—	—	5,538,175	27,678,533	—	—	1	3	—	26,972	(6,528)	—	(598)	19,850
Interest earned on subscriptions receivable	—	—	—	—	—	—	—	—	—	10	—	—	(10)	—
Issuance of common stock in initial public offering, including exchange of Univision note payable for 21,983,392 Class C common shares, and net of $52,217 issuance costs	—	—	52,900,000	—	21,983,392	—	5	—	2	933,967	—	—	—	933,974
Issuance of common stock and exchange of stock options in connection with the acquisition of Z-Spanish Media	—	—	7,187,888	—	—	—	1	—	—	131,825	(817)	—	—	131,009
Issuance of preferred stock upon conversion of subordinated note	5,865,102	78,154	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of redemption value on preferred stock	—	2,449	—	—	—	—	—	—	—	—	—	(2,449)	—	(2,449)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	1,600	—	—	1,600
Stock options granted to non-employees	—	—	—	—	—	—	—	—	—	91	—	—	—	91
Net loss for the period from August 2, 2000 through December 31, 2000	—	—	—	—	—	—	—	—	—	—	—	(28,698)	—	(28,698)

Balance, December 31, 2000	5,865,102	80,603	65,626,063	27,678,533	21,983,392	—	7	3	2	1,092,865	(5,745)	(31,147)	(608)	1,055,377
Interest earned on subscriptions receivable	—	—	—	—	—	—	—	—	—	25	—	—	(25)	—
Issuance of common stock upon exercise of stock options	—	—	521,731	—	—	—	—	—	—	4,048	—	—	—	4,048
Accretion of redemption value on preferred stock	—	10,117	—	—	—	—	—	—	—	—	—	(10,117)	—	(10,117)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	2,518	—	—	2,518
Stock options granted to non-employees	—	—	—	—	—	—	—	—	—	731	—	—	—	731
Treasury stock repurchase	—	—	(3,684)	—	—	3,684	—	—	—	(52)	52	—	—	—
Reclassification of subscriptions receivable to current assets	—	—	—	—	—	—	—	—	—	—	—	—	633	633
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	—	—	(65,795)	—	(65,795)

Balance, December 31, 2001	5,865,102	$90,720	66,144,110	27,678,533	21,983,392	3,684	$7	$3	$2	$1,097,617	$(3,175)	$(107,059)	$—	$987,395

See Notes to Consolidated Financial Statements.

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities
Net loss	$(65,795)	$(92,240)	$(39,957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	120,017	69,238	15,723
Deferred tax expense (benefit)	(23,749)	(4,126)	406
Amortization of debt issue costs	1,318	2,522	258
Amortization of syndication contracts	1,090	257	–
Intrinsic value of subordinated note conversion option	—	39,677	2,500
Net (income) loss in equity method investees	(27)	214	—
Non-cash stock-based compensation	3,243	5,899	29,143
(Gain) loss on disposal of media properties and other assets	(4,977)	(43)	100
Changes in assets and liabilities, net of effect of business combinations:
(Increase) in accounts receivable	(6,620)	(10,813)	(3,249)
(Increase) in prepaid expenses and other assets	(4,208)	(229)	(87)
Increase (decrease) in accounts payable, accrued expenses and other	(8,294)	252	1,291

Net cash provided by operating activities	11,998	10,608	6,128

Cash Flows from Investing Activities
Purchases of property and equipment	(28,680)	(22,848)	(12,825)
Proceeds from disposal of media properties and other assets	10,086	11,043	116
Cash deposits and purchase price on acquisitions	(45,139)	(990,495)	(46,354)

Net cash (used in) investing activities	(63,733)	(1,002,300)	(59,063)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	4,048	813,974	—
Principal payments on notes payable	(2,524)	(334,925)	(352)
Proceeds from borrowings on notes payable	—	592,367	54,913
Dividends paid to members for income taxes	—	—	(2,400)
Purchase and retirement of common stock	—	—	(530)
Payments of deferred debt costs	—	(12,857)	—

Net cash provided by financing activities	1,524	1,058,559	51,631

Net increase (decrease) in cash and cash equivalents	(50,211)	66,867	(1,304)

Cash and Cash Equivalents
Beginning	69,224	2,357	3,661

Ending	$19,013	$69,224	$2,357

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$17,563	$23,266	$10,542

Income taxes	$750	$895	$96

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of notes payable into preferred stock and Class C common shares	$—	$198,539	$—

Property and equipment acquired under capital lease obligations and included in accounts payable	$261	$827	$—

Issuance of note payable in connection with redemption of common stock of member corporations	$—	$—	$30

Assets Acquired and Debt and Equity Issued in Business Combinations
Current and other assets, net of cash acquired	$165	$25,771	$86
Property and equipment	3,685	128,342	4,477
Intangible assets	57,526	1,164,047	67,533
Current and other liabilities	—	(25,811)	—
Deferred taxes	(3,029)	(123,311)	(2,112)
Notes payable	—	(40,004)	(12,000)
Increase in subordinated note conversion option	—	—	(13,915)
Estimated fair value of properties exchanged	(11,172)	—	—
Estimated fair value allocated to purchase option agreement	—	(3,500)	—
Issuance of common stock and exchange of stock options	—	(131,009)	—
Less cash deposits from prior year	(2,476)	(8,500)	(5,533)

Net cash paid	$44,699	$986,025	$38,536

Exercise of options granted in business combinations	$1,036	$—	$—

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS, REORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Entravision Communications Corporation (together with its subsidiaries, hereinafter, individually and collectively, “ECC” or the “Company”) is a diversified Spanish-language media company utilizing a combination of television, radio, outdoor and publishing operations to reach Hispanic consumers in the United States of America. The Company operates 40 television stations in 25 markets located primarily in the Southwestern United States of America, consisting primarily of Univision Communications Inc. (“Univision”) affiliated stations. Radio operations consist of a Spanish-language radio network, which provides programming to substantially all of the Company’s 53 operational radio stations, 38 FM and 15 AM, in 23 markets located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. The Company’s outdoor operations consist of approximately 11,200 billboards located in Los Angeles and New York. Publishing operations consist of a newspaper publication in New York.

Pursuant to Univision network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision television stations. Proceeds of national sales are remitted to the Company by Univision, net of an agency commission and a network representation fee. The Univision primary network affiliation agreements expire through December 2021.

Initial Public Offering and Reorganization

On August 2, 2000, the Company completed an underwritten initial public offering (the “IPO”) of 46,435,458 shares of its Class A common stock at a price of $16.50 per share. The Company also sold 6,464,542 shares of its Class A common stock directly to Univision at a price of $15.47 per share. The net proceeds to the Company, after deducting underwriting discounts and commissions, and offering expenses, were approximately $814 million.

Effective August 2, 2000, an exchange transaction (“Exchange Transaction”) was consummated whereby the direct and indirect membership interests in Entravision Communications Company, L.L.C. (“ECC LLC”) were exchanged for Class A or Class B common stock of ECC. The Class B common stock was issued to Walter F. Ulloa, Philip C. Wilkinson and Paul A. Zevnik (and certain trusts and related entities of such individuals) in exchange for their direct and indirect membership interests in ECC LLC. The remaining individual members and stockholders (other than Messrs. Ulloa, Wilkinson and Zevnik) of the Cabrillo Broadcasting Corporation, Golden Hills Broadcasting Corporation, Las Tres Palmas Corporation, Tierra Alta Broadcasting, Inc., KSMS, Inc., Valley Channel 48, Inc., and Telecorpus, Inc. (collectively, the “Affiliates”) exchanged their LLC membership units and common shares of the respective corporations for Class A common stock of ECC. Accordingly, the Affiliates became wholly owned subsidiaries of ECC, and ECC LLC became a wholly owned subsidiary of the Affiliates. The number of shares of common stock of ECC issued to the members of ECC LLC and the stockholders of the Affiliates was determined in such a manner that the ownership interests in ECC equaled the direct and indirect ownership interests in ECC LLC immediately prior to the exchange. Prior to the Exchange Transaction, ECC LLC and its Affiliates were considered to be under common control and, as such, the Exchange Transaction was accounted for in a manner similar to a pooling of interests.

ECC LLC membership units were exchanged into Class A or Class B shares of common stock of the Company at an exchange ratio of 17 shares of common stock per membership unit. As a result, for all periods prior to the Exchange Transaction, ECC LLC membership units have been reflected as shares of ECC common stock in these notes to consolidated financial statements.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, effective with the Exchange Transaction, Univision exchanged its $120 million subordinated note (see Note 5) into 21,983,392 shares of ECC Class C common stock.

The financial statements presented for the years ended December 31, 1999 and for the period from January 1, 2000 through August 2, 2000 are those combined statements of ECC LLC and the Affiliates prior to the Exchange Transaction.

Summary of significant accounting policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of ECC and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment in nonconsolidated affiliates

The Company accounts for its investment in its less than majority-owned investees using the equity method under which the Company’s share of the net income (loss) is recognized in the Company’s statement of operations. Condensed financial information is not provided as these operations are not considered to be significant.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s operations are affected by numerous factors including changes in audience acceptance (i.e., ratings), priorities of advertisers, new laws and governmental regulations and policies and technological advances. The Company cannot predict if any of these factors might have a significant impact on the television, radio, outdoor and publishing advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company’s operations. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, and the purchase price allocations used in the Company’s business combinations.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided using accelerated and straight-line methods over the following estimated useful lives:

Years
Buildings and land improvements	39
Outdoor advertising displays	15
Transmission, studio and broadcast equipment	5-15
Office and computer equipment	3-7
Transportation equipment	5
Leasehold improvements	Lesser of the life of the lease or economic life of the asset

Intangible assets

Intangible assets consisting of the following items are amortized on a straight-line method over the following estimated useful lives:

Years
FCC licenses	15
Television network affiliation agreements	15
Goodwill	15
Time brokerage agreements	15
Customer base	15
Radio network	15
Other	1-15

Deferred debt costs related to the Company’s credit facility are amortized using a method, which approximates the effective interest method over the life of the related indebtedness. Favorable leasehold interests are amortized over the term of the underlying lease. Presold advertising contracts are amortized over the term of the underlying contracts.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles related to those assets periodically and upon the occurrence of events or changes in circumstances that indicate that the recoverability of the carrying value of an asset should be assessed. Management determines potential impairment by comparing the carrying value of the long-lived assets and identified goodwill with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net undiscounted cash flows be less than the carrying value, the Company may be required to recognize an impairment loss at that date. An impairment loss would be the amount, if any, by which the carrying value exceeds the fair value of the long-lived assets and identified goodwill.

Goodwill not identified with specific assets or groups of assets is evaluated to determine whether events or circumstances warrant a write-down or revised estimates of useful lives. The Company determines potential impairment by comparing the carrying value of reportable segments or independently managed business components with the estimated future net undiscounted cash flows expected to result from the use of the respective assets, including cash flows from disposition. Should the sum of the expected future net undiscounted cash flows be less than the carrying value, the Company may be required to recognize an impairment loss at that date.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment losses, if any, are measured by comparing the amount by which the carrying value exceeds the fair value (estimated using discounted future cash flows) of the segment or business component.

Management has determined that no impairment of long-lived assets, intangibles or goodwill currently exists. In making this determination, the assumptions about future cash flows on the assets under evaluation are critical. Some stations evaluated had limited cash flow in 2001 due to planned conversion of format or station power. The assumptions about cash flows after conversion reflect management’s estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If these expected increases or sale proceeds are not realized, future impairment losses may be recorded.

Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2001, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. A valuation allowance is provided for known and anticipated credit losses. Estimated losses for bad debts are provided for in the financial statements through a charge to expense which aggregated $2.0 million, $2.2 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 2000 the Company’s allowance for doubtful accounts was increased through business acquisitions in the amount of $6.3 million. The net charge off of bad debts aggregated $4.0 million, $3.5 million and $0.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Disclosures about fair value of financial instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

The carrying amount of long-term debt approximates the fair value of the Company’s long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

Mandatorily redeemable convertible preferred stock is stated at redemption value less the unamortized discount. The discount is accreted into the carrying value of the mandatorily redeemable preferred stock through the date at which the preferred stock is redeemable at the option of the holder with a charge to accumulated deficit using the effective-interest method. Due to the inherent uncertainties regarding the ability and ultimate timing of either the redemption or conversion of these preferred shares and the accretion method used, it is not practical for management to determine their fair value.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $2.1 million, $2.5 million and $0.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Revenue recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Network compensation from Univision’s primary network is recognized ratably over the period of the agreement. Network compensation aggregated $0.6 million, $4.3 million and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Revenue for outdoor advertising space is recognized ratably over the term of the contract, which is typically less than twelve months. Publishing advertising revenue is recognized when advertisements are published and circulation revenue is recognized based on the date of publication, net of provisions for related returns.

Local marketing and time brokerage agreements

The Company operates certain stations under local marketing agreements and time brokerage agreements whereby the Company sells and retains all advertising revenue. The broadcast station licensee retains responsibility for ultimate control of the station in accordance with all FCC rules and regulations. The Company pays a fixed fee to the station owner, as well as all expenses of the station, and performs other functions. The financial results of the local marketing and time brokerage agreements operated stations are included in the Company’s statement of operations from the date of commencement of the respective agreement.

Trade transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue and the related assets are recorded when spots air at the fair value of the goods or services received or time aired, whichever is more readily determinable. Trade expense and the related liability are recorded when the goods or services are used or received. Trade revenue related to exchange transactions was approximately $9.2 million, $6.5 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Trade costs for exchange transactions were approximately $7.4 million, $6.5 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Stock-based compensation

The Company accounts for stock-based employee compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to fair value of the common stock to be received at the measurement date.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonemployee stock-based transactions are accounted for under the requirements of Statements of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” which requires compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

Earnings per share

The following table sets forth the calculation of the Company’s net loss per share for the period from August 2, 2000 (the date of the Company’s reorganization) through December 31, 2000:

(In thousands, except share and per share data)
Net loss	$28,698
Accretion of preferred stock redemption value	2,449

Net loss attributable to common stock	$31,147

Shares	115,287,988

Net loss per share, basic and diluted	$0.27

Basic earnings per share is computed as net loss less accretion of the discount on Series A mandatorily redeemable preferred stock divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

For the year ended December 31, 2001 and the period from August 2, 2000 through December 31, 2000, all dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on earnings per share. As of December 31, 2001, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive is as follows: 5,595,311 stock options, 349,678 unvested stock grants subject to repurchase and 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock.

Earnings per membership unit

Basic earnings per membership unit is computed as net loss divided by the number of membership units outstanding as of the last day of each period. Diluted earnings per unit reflects the potential dilution that could occur from membership units through options and convertible securities.

For the period from January 1, 2000 through August 2, 2000, the date of the Exchange Transaction, and for the year ended December 31, 1999 all dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on earnings per membership unit.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the calculation of loss per membership unit:

	For the period from January 1, 2000 through August 2, 2000	Year Ended December 31, 1999
	(In thousands, except unit and per unit data)
Net loss	$63,542	$39,957
Less loss of member corporations	2,886	3,547

Net loss applicable to L.L.C. members	$60,656	$36,410

L.L.C. membership units outstanding	1,953,924	1,903,951

Loss per L.L.C. membership unit	$31.04	$19.12

Pro forma income tax adjustments and pro forma earnings per share

The pro forma income tax information is included in these financial statements for all periods prior to the Exchange Transaction to show what the significant effects might have been on the historical statements of operations had the Company and its Affiliates not been treated as flow-through entities not subject to income taxes. The pro forma information reflects a benefit for income taxes at the assumed effective rate for the years ended December 31, 2000 and 1999.

The weighted average number of shares of common stock outstanding during the years ended December 31, 2000 and 1999, used to compute pro forma basic and diluted net loss per share is based on the conversion ratio used to exchange ECC LLC membership units and member corporation shares for shares of ECC’s common stock in the Exchange Transaction.

Comprehensive income

For the years ended December 31, 2001, 2000 and 1999, the Company had no components of comprehensive income.

Reclassification

Certain amounts in the prior year financial statements and related footnote disclosures were reclassified to conform to the current year presentation with no effect on net loss or stockholders’ equity.

New pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” The most significant changes made by SFAS No. 141 are: (i) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (ii) establishing specific criteria for the recognition of intangible assets separately from goodwill.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets (i.e., post acquisition accounting) and is effective for the Company on January 1, 2002. The most significant changes made by SFAS No. 142 are (i) goodwill and indefinite-lived intangible assets will no longer

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be amortized; (ii) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and (iii) the amortization of intangible assets with finite lives will no longer be limited to forty years. Management is in the process of determining the expected impact on earnings and existing goodwill and other intangibles upon adoption. As of December 31, 2001, the net book value of intangible assets, which management believes will meet the indefinite life criterion includes goodwill, FCC licenses, Univision network affiliation agreements and the Company’s radio network, totaled approximately $1.2 billion. The amortization expense related to these assets for the year ended December 31, 2001 was approximately $87 million.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company beginning January 1, 2003. Management does not expect that adoption of this standard will have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting For The Impairment or Disposal of Long-Lived Assets,” which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company as of January 1, 2002. Management does not expect that adoption of this standard will have a material effect on the Company’s results of operations or financial position.

2.    BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions

During the years ended December 31, 2001, 2000 and 1999, the Company made the following acquisitions, some of which were asset acquisitions and did not constitute a business. All business acquisitions have been accounted for as purchase business combinations with the operations of the businesses included subsequent to their acquisition dates. The allocation of the respective purchase prices is generally based upon management’s estimates of the discounted future cash flows to be generated from the media properties for intangible assets, and replacement cost for tangible assets, and as it relates to certain 2001 acquisitions, reflects management’s preliminary allocation of purchase price. All business combinations completed on or before June 30, 2001 have been accounted for under APB No. 16. Business combinations entered into subsequent to June 30, 2001 have been accounted for in accordance with SFAS No. 141 and the applicable paragraphs of SFAS No. 142.

During 2001, the Company acquired the license for radio station KXGM-FM in Dallas, Texas in exchange for approximately $19.2 million in cash and two of the Company’s radio station licenses with a fair market value of approximately $11.2 million. This exchange transaction was accounted for at fair value with no gain or loss recognized. In a separate transaction, the Company acquired radio station KDVA-FM in Phoenix, Arizona for approximately $10.1 million.

Additionally in separate transactions, the Company acquired television stations in Hagerstown, Maryland, Reno, Nevada, Carson City, Nevada and Melbourne, Florida for an aggregate purchase price of approximately $11.8 million. Additionally, the Company acquired a construction permit for a television station in Santa Barbara, California for approximately $4.8 million.

Latin Communications Group Inc.

In April 2000, the Company acquired all of the outstanding capital stock of Latin Communications Group Inc. (“LCG”) for approximately $256 million, plus the assumption of certain liabilities. LCG operated 17 radio stations located in California, Colorado, New Mexico and Washington D.C. and also owned and operated two

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Spanish-language publications. In connection with this acquisition, the Company issued a $90 million convertible subordinated note. The subordinated note contained two conversion rights, a voluntary option to the holder at any time after December 31, 2000 and the second automatically upon the effectiveness of the IPO and the Exchange Transaction. Effective with the Exchange Transaction, as discussed in Note 1, the subordinated note converted into 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock of ECC.

In connection with the $90 million convertible subordinated note, the Company recorded non-cash interest expense of approximately $8.1 million during the year ended December 31, 2000. Upon conversion, the carrying value of the note, net of the unamortized beneficial conversion discount of $11.4 million, was recorded as Series A mandatorily redeemable convertible preferred stock (see Note 11).

Z-Spanish Media Corporation

In August 2000, the Company acquired all of the outstanding capital stock of Z-Spanish Media Corporation (“Z-Spanish Media”). Z-Spanish Media owned 33 radio stations and an outdoor billboard business. The purchase price, as amended, consisted of approximately $222 million in cash, 7,187,888 shares of newly-issued Class A common stock of the Company after the reorganization as discussed in Note 1, and the assumption of certain liabilities including approximately $110 million of outstanding debt and $2.4 million in connection with the December 2000 settlement with Hispanic Broadcasting Corporation to satisfy a contract dispute in a proposed exchange of certain radio stations between the parties. Furthermore, to comply with a preliminary Department of Justice inquiry, seven of Z-Spanish Media’s radio stations were transferred to a trust. The beneficiaries of the trust are the former stockholders of Z-Spanish Media. The net proceeds from the sale of these stations will be remitted to the former stockholders of Z-Spanish Media. As of December 31, 2001, two of the stations had not yet been sold.

In connection with this acquisition, the Company issued approximately 1.5 million stock options to purchase its Class A common stock in exchange for Z-Spanish Media’s previously outstanding stock options. In connection with these stock options, the Company also recorded as additional purchase price approximately $12.4 million for the excess of the estimated fair value over the intrinsic value of the unvested options. Additionally, during 2001 the Company recognized approximately $0.8 million as non-cash stock-based compensation with respect to the remaining unvested options.

Additionally, as part of this business combination, the Company has adopted a plan to restructure its radio division. In accordance with this plan, management recorded approximately $1.4 million relating to employee termination and exit costs of the acquired business. These amounts were recorded as a purchase accounting adjustment, resulting in an increase in goodwill and have been included in accrued expenses in the accompanying consolidated balance sheet. Substantially all of the termination and exit costs have been paid by December 31, 2001.

During 2001, the Company finalized its purchase price allocation in which approximately $176.4 million was assigned from goodwill to the radio network intangible asset. As a result, deferred tax liabilities increased approximately $70.6 million with a corresponding increase in goodwill.

Citicasters Co.

In August 2000, the Company acquired the Federal Communications Commission (“FCC”) licenses of radio stations KACD(FM) Santa Monica, California, and KBCD(FM) Newport Beach, California, from Citicasters Co., a subsidiary of Clear Channel Communications, Inc., for approximately $85 million in cash.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 1999, in several separate transactions, the Company acquired nine television stations for an aggregate purchase price of $69.4 million and four radio stations for an aggregate purchase price of $2.6 million. The excess of cost over the fair value of net assets acquired relating to these acquisitions aggregated $67.1 million.
The following is a summary of the purchase price allocation for the 2001, 2000 and 1999 acquisitions:

	2001	2000	1999
(In millions of dollars)
Current and other assets	$0.2	$25.8	$0.1
Property and equipment	3.7	128.3	4.5
Intangible assets	57.5	1,164.0	67.5
Current and other liabilities	—	(25.8)	—
Deferred taxes	(3.0)	(123.3)	(2.1)
Notes payable	—	(40.0)	(12.0)
Increase in subordinated note conversion option	—	—	(13.9)
Estimated fair value of properties exchanged	(11.2)	—	—
Estimated fair value allocated to purchase option agreement	—	(3.5)	—
Issuance of common stock and exchange of stock options	—	(131.0)	—
Less cash deposits from prior year	(2.5)	(8.5)	(5.6)

Net cash paid	$44.7	$986.0	$38.5

Dispositions

In November and December 2001, the Company sold three of its radio stations, KCAL-AM in Redlands, California, KSZZ-AM in San Bernardino, California and KHOT-AM in Madera, California for an aggregate amount of approximately $7.5 million. The gain on the sale of these radio stations was approximately $3.4 million.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001, the Company sold two of its radio stations, KEWE-AM and KHHZ-FM in Oroville, California, for an aggregate amount of approximately $2.6 million. The gain on the sale of these radio stations was approximately $1.6 million.
In August 2000, the Company sold certain outdoor advertising display faces and related assets located in Joliet, Illinois for $1 million in cash. In December 2000, the Company sold all of its assets relating to radio station WACA-AM in Wheaton, Maryland for $2.5 million in cash. No gain or loss was recognized as a result of these dispositions.

Transactions completed in 2002

In January 2002, the Company acquired two television stations in El Paso, Texas and Corpus Christi, Texas for an aggregate purchase price of $18.3 million.

Pending transaction
The Company has also entered into an agreement to acquire a radio station in Denver, Colorado for $47.5 million. Management intends to close on this transaction upon receiving FCC approval, which it anticipates receiving during 2002.

Pro forma results (unaudited)

The following pro forma results of continuing operations give effect to the Company’s 2001, 2000 and 1999 acquisitions discussed above as if they had occurred on January 1, 2000, 1999 and 1998, respectively. The unaudited pro forma results have been prepared using the historical financial statements of the Company and each acquired entity, if considered a business. The unaudited pro forma results give effect to certain adjustments including amortization of goodwill, depreciation of property and equipment, interest expense and the related tax effects as if the Company had been a tax paying entity since January 1, 1999. Additionally, pro forma basic and diluted net loss per share has been calculated as if the reorganization had occurred as of January 1, 1999.

	December 31,
	2001	2000	1999
(In millions of dollars, except per share data)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$208.9	$200.8	$159.0
Net loss	(76.2)	(141.7)	(133.7)
Basic and diluted net loss per share	$(0.66)	$(2.13)	$(2.21)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above pro forma financial information does not purport to be indicative of the results of operations had the acquisitions actually taken place on the dates indicated above. Due to the Company’s growth through acquisitions, the period to period comparison may not be meaningful and neither historical nor proforma financial information is intended to be a projection of future results or trends.

3.    PROPERTY AND EQUIPMENT

Property and equipment at December 31 consists of:

(In millions of dollars)	2001	2000
Buildings	$20.2	$9.6
Construction in progress	7.6	13.2
Outdoor advertising displays	84.1	83.9
Leasehold improvements and land improvements	5.2	3.5
Transmission, studio and other broadcast equipment	75.2	59.6
Office and computer equipment	12.6	8.3
Transportation equipment	2.7	2.0

	207.6	180.1
Less accumulated depreciation and amortization	39.2	21.2

	168.4	158.9
Land	12.7	10.4

	$181.1	$169.3

4.    INTANGIBLE ASSETS

Intangible assets at December 31 consist of:

(In millions of dollars)	2001	2000
FCC licenses	$668.6	$647.5
Television network affiliation agreements	62.7	56.2
Goodwill	404.6	338.0
Time brokerage agreements	46.8	46.8
Customer base	45.6	22.1
Radio network	176.4	176.4
Other	52.5	40.3

	1,457.2	1,327.3
Less accumulated amortization	188.8	71.9

	$1,268.4	$1,255.4

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    LONG-TERM DEBT AND NOTES PAYABLE

Notes payable at December 31 are summarized as follows:

(In millions of dollars)	2001	2000
Credit facility	$199.0	$200.0

Note payable for station acquisition, due in annual principal installments of $7.5 million through January 2006. Interest is payable quarterly commencing January 2002. The note may be paid in cash or the Company’s Class A common stock, at the sole discretion of the Company(A)	37.5	37.5

Time brokerage contract payable, due in annual installments of $1 million bearing interest at LIBOR (1.9% at December 31, 2001) through June 2011	10.0	11.0

Other	6.2	6.5

	252.7	255.0
Less reduction of long-term debt (A)	37.5	—

	215.2	255.0

Less current maturities	3.3	2.5

	$211.9	$252.5

(A)	The debt was paid in full in February 2002 with the issuance of 3,593,859 shares of the Company’s Class A common stock and a cash payment of approximately $0.3 million.

Credit facility

The Company has a credit facility in the amount of $600 million, of which $199 million and $200 million were outstanding at December 31, 2001 and 2000, respectively. The credit facility is secured by substantially all of the Company’s assets as well as the pledge of the stock of several of the Company’s subsidiaries, including the special purpose subsidiaries formed to hold our FCC licenses. The credit facility consists of a $250 million revolving facility and a $150 million Term A loan, both bearing interest at LIBOR (1.9% at December 31, 2001) plus a margin ranging from 0.875% to 2.75% based on the Company’s leverage, and a $200 million Term B loan bearing interest at LIBOR plus 2.75%. The revolving facility expires on December 31, 2007. The Term A loan commitment expired on July 31, 2001. Upon expiration of the Term A loan commitment, the Company has a $150 million incremental loan facility with substantially the same terms, expiring on December 31, 2007. The Term B loan expires on December 31, 2008. The line-of-credit facility contains scheduled quarterly reductions in the amount that is available ranging from $6.3 million to $18.8 million, commencing September 30, 2002. The Term B loan contains scheduled quarterly reductions in the amount that is available ranging from $0.5 million to $42.5 million, commencing September 30, 2001. In addition, the Company pays a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. All of the outstanding balance at December 31, 2001 and 2000 was under the Term B loan.

The credit facility also contains a mandatory prepayment clause in the event the Company should liquidate any assets if the proceeds are not utilized to acquire assets of the same type within one year, receive insurance or condemnation proceeds which are not fully utilized toward the replacement of such assets, or have excess cash flows (as defined in our credit agreement), 50% of which shall be used to reduce the outstanding loan balance.

The credit facility contains certain financial covenants relating to maximum total debt ratio, total interest coverage ratio, a fixed charge coverage ratio and a ceiling on annual capital expenditures. The covenants become

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increasingly restrictive in the later years of the facility. The credit facility also contains restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and the sale of assets over a certain limit. Additionally, the Company is required to enter into interest rate agreements if its leverage exceeds certain limits as defined in the agreement. No such agreements have been entered into at December 31, 2001 or 2000.

In February 2002, the Company entered into negotiations with its bank to amend its credit facility and repay the balance due under the Term B loan and reduce the credit facility to $400 million. It is anticipated that the Term B loan will be repaid with the proceeds from a contemplated debt offering of senior subordinated notes.

Aggregate maturities of long-term debt and notes payable at December 31, 2001 are as follows:

Years Ending December 31,	Amount
(In millions of dollars)
2002	$3.3
2003	3.2
2004	3.1
2005	3.3
2006	3.3
Thereafter	199.0

$215.2

Subordinated note

On December 30, 1996, the Company issued a $10 million subordinated note to Univision. This note was subordinated to all senior debt. The note was due December 30, 2021 with interest at 7.01% per annum, for which Univision agreed to provide the Company with network compensation equal to the amount of annual interest due. Under a separate agreement, Univision had the option to exchange the note into Class A membership units of ECC LLC representing a 27.9% interest in the Company, at the holder’s option at any time prior to maturity. During 1999 certain conditions restricting the exchange of the note were eliminated and, as such, the Company recorded non-cash interest expense of $2.5 million based on the estimated intrinsic value of the option feature at the date the note was entered into.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31 consist of:

(In millions of dollars)	2001	2000
Accounts payable	$3.4	$5.0
Accrued payroll and compensated absences	5.9	7.0
Income taxes payable	—	3.0
Executive employment agreement and bonuses	—	2.2
Professional fees and transaction costs	1.2	5.1
Accrued interest	3.8	0.7
Deferred revenue	2.7	2.0
Accrued purchase option agreement	1.5	—
Accrued national representation fees	1.5	0.9
Other	5.2	4.4

	$25.2	$30.3

7.    INCOME TAXES

Prior to the reorganization of the Company as described in Note 1, the combined organization included various taxpaying and non-taxpaying entities. Each of the entities filed separate federal and state tax returns. Deferred taxes were not provided for the difference between the book and tax basis of intangible assets, broadcast equipment, and furniture and fixtures for the non-taxpaying entities. As a result of the reorganization and Exchange Transaction on August 2, 2000 the Company recorded a net deferred tax liability with a corresponding charge to tax expense of approximately $10.5 million.

The provision for income taxes for the years ended December 31 is as follows:

(In millions of dollars)	2001	2000	1999
Current
Federal	$—	$—	$0.2
State	0.8	1.2	0.1
Deferred	(23.8)	(4.1)	(0.4)

	$(23.0)	$(2.9)	$(0.1)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the years ended December 31 due to the following:

(In millions of dollars)	2001	2000	1999
Computed ‘‘expected’’ tax (benefit)	$(30.2)	$(32.3)	$(13.6)
Change in income tax resulting from:
State taxes, net of federal benefit	(5.0)	(3.2)	(1.4)
Non-deductible expenses	12.2	22.1	15.0
Effect of change in tax status	—	10.5	—
Other	—	—	(0.1)

	$(23.0)	$(2.9)	$(0.1)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities at December 31 consist of the following:

(In millions of dollars)	2001	2000
Deferred tax assets:
Accrued expenses	$4.7	$2.2
Accounts receivable	1.9	3.3
Net operating loss carryforward	28.0	12.8
Stock-based compensation	0.2	0.3

	34.8	18.6

Deferred tax liabilities:
Intangible assets	(192.5)	(125.1)
Property and equipment	(14.8)	(14.7)

	(207.3)	(139.8)

	$(172.5)	$(121.2)

The deferred tax amounts have been classified in the accompanying balance sheets at December 31 as follows:

(In millions of dollars)	2001	2000
Current assets	$4.5	$11.2
Non-current liabilities	(177.0)	(132.4)

	$(172.5)	$(121.2)

The Company has recorded deferred tax assets of $34.8 million, including the benefit of approximately $78.5 million in federal net operating loss carryforwards which expire through 2020.

8.    COMMITMENTS

The Company has agreements with certain media research and rating providers, expiring at various dates through December 2006, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of $18.8 million in increasing annual amounts. The annual commitments range from $0.3 million to $5.4 million.

Operating leases

The Company leases facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through December 2025.

The approximate future minimum lease payments under these operating leases at December 31, 2001 are as follows:

Years Ending December 31,	Amount
(In millions of dollars)
2002	$6.1
2003	5.5
2004	4.5
2005	4.0
2006	3.4
Thereafter	19.1

$42.6

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $23.2 million, $9.4 million and $2.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Employment agreements

The Company has entered into employment agreements (the “Agreements”) with two executive officers, who are also stockholders and directors, through August 2005. The Agreements provide that a minimum annual base salary and a bonus be paid to each of the executives. The Company accrued approximately $0, $1.6 million and $1.1 million of bonuses payable to these executives for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, the Agreements provide for a continuation of each executive’s annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Agreements.

The Company also has an employment arrangement with its executive vice president which provides for an annual base salary and bonus. Additionally, in 1997 the employee was awarded 922,828 shares of Class A common stock in the Company, which vested through January 2000. The estimated fair value associated with this award of was approximately $27.7 million. The Company has recorded $26.3 million of compensation expense in connection with this award for the year ended December 31, 1999.

In January 1999, the Company entered into an employment agreement with a senior vice president which expires on January 4, 2002 and provides for an annual base salary and bonus to be paid to the employee. As part of this agreement, the Company originally granted an option to the employee to purchase Class A common stock. As amended in April 2000, the Company sold the employee 82,195 shares of restricted Class A common stock at $0.01 per share. The Company may repurchase the restricted shares at $0.01 per share. The number of shares subject to the Company’s repurchase option is eliminated proportionately over three years from the original grant date. The intrinsic value of the original option at the grant date was determined by management using the estimated IPO price. In accordance with APB No. 25, the Company recorded $2.8 million in compensation expense during 1999 attributable to the original option grant, which is reflected as non-cash stock-based compensation in the statement of operations. This amount approximates the total intrinsic value of the amended employee restricted Class A common stock purchase. Accordingly, no amounts have been recorded for non-cash stock-based compensation for this grant during the years ended December 31, 2001 and 2000.

9.    RELATED-PARTY TRANSACTIONS

Related-party transactions not discussed elsewhere consist of the following:

In August 2001, the Company entered into a joint venture agreement to establish an exclusive national advertising representative for all Spanish-language radio stations owned or operated by the joint venture partners, as well as radio stations currently represented by the third party. The joint venture is owned equally and is co-managed with each party having equal representation on its board of directors.

The Company has unsecured advances of $0.1 million and $0.2 million payable to related parties, which are due on demand at December 31, 2001 and 2000, respectively.

The Company has unsecured stock subscriptions due from officer/director/stockholders of the Company amounting to $0.6 million at December 31, 2001 and 2000 respectively. The advances are due on demand and

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have been recorded as a reduction of equity at December 31, 2000. The stock subscriptions were paid in full in 2002 and have been included in other current assets as of December 31, 2001.

In addition, the Company has unsecured advance receivables due on demand from related parties amounting to $0.3 million at December 31, 2001 and 2000. At December 31, 2001 and 2000, the Company also has notes receivable totaling $0.6 million from two officers which bear interest ranging from 6.02% to 9.75% and are due from August 2002 through October 2005.

Prior to July 2001, the Company utilized the services of a law firm, a partner of which is a stockholder and director. Total legal fees incurred with this law firm aggregated approximately $0.3 million, $3.6 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Approximately $0.1 million and $0.8 million of the fees for the years ended December 31, 2001 and 2000, respectively, have been recorded as debt and stock issuance costs.

10.    401(K) SAVINGS PLAN

The Company has multiple 401(k) savings plans covering substantially all employees. The Company currently matches the amounts contributed by each participant up to the maximum amount allowable under the plans for its defined contribution plans. Additionally, the Company has a 401(k) savings plan which allows discretionary matching contributions. Employer matching contributions for the year ended December 31, 2001 and 2000 aggregated approximately $0.3 million and $0.4 million, respectively.

11.    STOCKHOLDERS’ EQUITY

Common stock

The First Restated Certificate of Incorporation of ECC authorizes both common and preferred stock. The common stock has three classes identified as A, B and C which have similar rights and privileges, except the Class B common stock provides ten votes per share as compared to one vote per share for all other classes of common stock. Univision, as the holder of all Class C common stock, is entitled to vote as a separate class to elect two directors, and has the right to vote as a separate class on certain material transactions. Class B and C common stock is convertible at the holder’s option into one fully paid and nonassessable share of Class A common stock and is required to be converted into one share of Class A common stock upon certain events as defined in the First Restated Certificate of Incorporation.

In April 2000, the Company granted an unrestricted stock award to an executive vice president and officer totaling 240,737 shares of Class A common stock. As a result of this grant the Company recorded a non-cash stock-based compensation charge of $3.4 million.

In May 2000, the Company granted restricted stock awards to employees, directors and consultants totaling 494,496 Class A shares of common stock. As a result of these grants, the Company recorded a deferred non-cash stock-based compensation charge of $6.9 million that is being amortized over the three-year vesting period beginning in the second quarter of 2000. Approximately $2.3 million and $1.3 million of the deferred charge has been amortized during the years ended December 31, 2001 and 2000, respectively.

On March 19, 2001, the Company’s Board of Directors approved a stock repurchase program. The Company is authorized to repurchase up to $35.0 million of outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. The Company intends to finance

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock repurchases, if and when made, with available cash on hand and cash provided by operations. No shares of Class A common stock had been repurchased under the stock repurchase program as of December 31, 2001.

Preferred Stock

The Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001, in one or more series. The Company’s Board of Directors (the “Board”) is authorized to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series, as well as the qualifications, limitations or restrictions. As of December 31, 2001, the Company has designated 11 million shares as Series A mandatorily redeemable convertible preferred stock, of which 5,865,102 shares are outstanding.

The Series A preferred stock is convertible into Class A common stock on a share-per-share basis at the option of the holder at any time and accrues dividends at 8.5% of the liquidation value ($15.35 per share) per annum, compounded annually and payable upon the liquidation of the Company or redemption. There were approximately $11.0 million and $3.1 million of dividends in arrears at December 31, 2001 and 2000, respectively. All accrued and unpaid dividends are to be waived and forgiven upon the conversion of the Series A preferred stock into Class A common stock. The Series A preferred stock is subject to redemption at face value plus accrued dividends at the option of the holder at any time after April 2006, and must be redeemed in full in April 2010. The Company also has the right to redeem the Series A preferred stock at its option at any time one year after its issuance, provided that the trading price of the Class A common stock equals or exceeds 130% of the IPO price of the Class A common stock for 15 consecutive trading days immediately before such redemption. The Series A redemption price per share is equal to the sum of the original issue price per share ($15.35) plus accrued and unpaid dividends.

The Company is recording a periodic charge to accumulated deficit to accrete the Series A preferred stock up to its redemption value. During the years ended December 31, 2001 and 2000, the Company recorded accretion charges of $10.1 million and $2.4 million, respectively.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    EQUITY INCENTIVE PLANS

In June 2000, the Company adopted a 2000 Omnibus Equity Incentive Plan that allows for the award of up to 11,500,000 shares of Class A common stock. Awards under the plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or stock units. The Plan is administered by a committee, which is appointed by the Board. This committee determines the type, number, vesting requirements and other features and conditions of such awards.

The Company issued a total of 1,154,605 stock options in 2001, and 5,583,876 stock options in 2000 to various employees and non-employee directors of the Company under its 2000 Omnibus Equity Incentive Plan. Included in the 2000 grants are 1,494,161 stock options which were granted in exchange for stock options of Z-Spanish Media as a result of the business acquisition as described in Note 2.

The following is a summary of stock options outstanding and exercisable for the years ended December 31 :

	2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(In thousands, except per share data)
Number of shares under stock options:
Outstanding at beginning of year	5,511	$14.33	—	$—
Granted	1,155	11.89	5,584	14.31
Exercised	522	7.76	—	—
Forfeited	549	13.70	73	12.78

Outstanding at end of year	5,595	14.38	5,511	14.33

Available to grant at end of year	5,905		5,989

Exercisable at end of year	1,660		1,456

The following table summarizes information about stock options outstanding at December 31, 2001:

Options Outstanding				Options Exercisable
Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$16.38–16.50	3,939,681	8.62	$16.49	752,797	$16.50
$10.03–13.37	851,380	9.11	11.11	276,144	11.39
$ 6.69–9.95	804,250	8.23	7.53	631,250	7.12

	5,595,311	8.64	$14.38	1,660,191	$12.08

The Company’s fair value calculation for the Z-Spanish Media acquisition exchange options was made using the Black-Scholes option-pricing model with the following assumptions: expected life of one year; volatility of 50%; risk-free interest rate of 5.89% and no dividends during the expected life. The fair value of these options was recorded as additional purchase price in the business acquisition and is not included in the pro forma compensation expense below.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001 and 2000, the Company recognized $0.2 and $0.7 million, respectively, of non-cash stock-based compensation expense relating to the intrinsic value of the unvested options exchanged in the Z-Spanish Media acquisition.

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

The Company’s 2001 and 2000 fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000
Weighted average fair value	$7.61	$9.08
Expected volatility	50% to 88%	50%
Risk free interest rate	5.40% to 6.07%	6.07%
Expected lives	6.0 years	6.0 years
Dividend rate	—	—

Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company’s net loss would have increased the pro forma amounts for the years ended December 31, 2001 and 2000 as follows:

	2001	2000
Net loss applicable to common stockholders
As reported	$(75,912)	$(94,689)
Pro forma	$(82,082)	$(97,231)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.66)	$(0.27)
Pro forma	$(0.71)	$(0.29)

On April 4, 2001, the Company’s Board of Directors adopted the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan was approved by the Company’s stockholders on May 10, 2001 at the Annual Meeting of Stockholders. Subject to adjustments in the capital structure, as defined in the Purchase Plan, the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the next ten calendar years, beginning January 1, 2002. All of the Company’s employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their compensation withheld to purchase shares each offering period. The purchase price of the stock is 85% of the lower of the day preceding the beginning-of-period or end-of-period market price. The first offering period under the Purchase Plan commenced on August 15, 2001. As of December 31, 2001, approximately $0.4 million was withheld for the Purchase Plan.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    LITIGATION AND SUBSEQUENT EVENTS

The Company is subject to various outstanding claims that arose in the ordinary course of business and to other legal proceedings. In the opinion of management, any liability of the Company which may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

The Company has initiated arbitration asserting that a former advertising representative breached contracts, that the breaches support an immediate termination for cause, and that the breaches caused the Company several million dollars of damage. The former representative has filed an answer asserting that the termination was without cause, and filed a counterclaim asserting that the Company is liable to the former representative for several million dollars of damage. The Company has filed an answer denying the assertions of the counterclaim. No accrual has been recorded as the matter is in an early stage in the proceedings and the ultimate benefit or liability, if any, cannot be reasonably estimated.

Additionally, a subsidiary of the Company acquired in a 2000 business combination was involved in a lawsuit and a default judgment was ordered against the subsidiary. The Company is an indirect successor-in-interest for the liabilities of the subsidiary and accrued $500,000 for the judgment and related legal fees.

14.    SEGMENT DATA

Upon the completion of the business and asset acquisitions during 2000, management determined that the Company operates in four reportable segments based upon the type of advertising medium which consists of television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. Information about each of the operating segments follows:

Television Broadcasting

The Company operates 40 television stations primarily in the Southwestern United States and consisting primarily of Univision affiliates.

Radio Broadcasting

The Company operates 53 radio stations (38 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas.

Outdoor Advertising

The Company’s outdoor advertising segment owns approximately 11,200 billboards in Los Angeles and New York.

Newspaper Publishing (Print)

The Company’s newspaper publishing operation consists of a publication in New York.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There have been no significant sources of revenue generated outside the United States of America during the years ended December 31, 2001, 2000 and 1999. Additionally there are no significant assets held outside the United States of America.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below.

	Twelve Months Ended December 31,
	2001	2000	1999
	(In thousands of dollars)
Net revenue:
TV	$91,902	$82,417	$56,846
Radio	65,479	43,338	2,153
Outdoor	31,668	13,096	—
Publishing	19,859	15,170	—

Consolidated	208,908	154,021	58,999

Direct expenses:
TV	38,652	34,290	23,165
Radio	26,443	10,991	1,276
Outdoor	20,688	5,494	—
Publishing	14,564	10,212	—

Consolidated	100,347	60,987	24,441

Selling, general and administrative expenses:
TV	18,516	15,642	11,093
Radio	16,445	16,767	518
Outdoor	4,128	1,544	—
Publishing	3,396	2,647	—

Consolidated	42,485	36,600	11,611

Depreciation and amortization:
TV	30,076	20,064	15,277
Radio	69,442	41,537	705
Outdoor	19,319	5,984	—
Publishing	1,180	1,653	—

Consolidated	120,017	69,238	15,982

Segment operating profit (loss):
TV	4,658	12,421	7,311
Radio	(46,851)	(25,957)	(346)
Outdoor	(12,467)	74	—
Publishing	719	658	—

Consolidated	(53,941)	(12,804)	6,965

Corporate expenses	15,636	12,741	5,809
Non-cash stock-based compensation	3,243	5,822	29,143

Operating (loss)	$(72,820)	$(31,367)	$(27,987)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Twelve Months Ended December 31,
	2001	2000	1999
	(In thousands of dollars)
Total assets:
TV	$441,487	$401,075	$199,360
Radio	815,323	856,038	5,657
Outdoor	271,001	293,887	—
Publishing	7,706	9,493	—

Consolidated	$1,535,517	$1,560,493	$205,017

Capital expenditures:
TV	$23,911	$15,749	$12,825
Radio	4,639	7,700	—
Outdoor	325	164	—
Publishing	66	62	—

Consolidated	$28,941	$23,675	$12,825

15.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Year ended December 31, 2001:
Net revenue	$43,954	$56,864	$54,468	$53,622	$208,908
Net loss	(19,547)	(10,901)	(13,498)	(21,849)	(65,795)
Net loss applicable to common stock	(20,968)	(12,442)	(15,068)	(27,434)	(75,912)
Net loss per share, basic and diluted	(0.18)	(0.11)	(0.13)	(0.24)	(0.66)

Year ended December 31, 2000:
Net revenue	$17,264	$35,660	$45,049	$56,048	$154,021
Net loss	(36,584)	(17,427)	(25,212)	(13,017)	(92,240)
Net loss applicable to common stock	—	—	(16,581)	(14,566)	(31,147)
Net loss per share, basic and diluted	—	—	(0.14)	(0.13)	(0.27)
Pro forma net loss	(34,813)	(14,586)	(14,598)	(22,339)	(86,336)
Pro forma net loss per share, basic and diluted	(1.08)	(0.45)	(0.30)	(0.21)	(1.34)

Certain adjustments were recorded in the fourth quarters of 2001 and 2000 for changes from preliminary allocations of purchase price for certain purchase business combinations. Adjustments recorded in the fourth quarter of 2001 resulted in an increase of approximately $3 million in net loss applicable to common stock or approximately $0.03 net loss per common share.