Form 10-Q
period 2002-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2002-05-14
CIK 1109116

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                                  (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER 1-15997

                               -----------------

                    ENTRAVISION COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                 95-4783236
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                    2425 Olympic Boulevard, Suite 6000 West
                        Santa Monica, California 90404
              (Address of principal executive offices) (Zip Code)

                                (310) 447-3870
             (Registrant's telephone number, including area code)

                               -----------------

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

   As of May 10, 2002, there were 70,062,449 shares, $0.0001 par value per share, of the registrant's Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant's Class B common stock outstanding and 21,983,392 shares, $0.0001 par value per share, of the registrant's Class C common stock outstanding.

================================================================================

                    ENTRAVISION COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2002 (UNAUDITED) AND
        DECEMBER 31, 2001...............................................    3

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE
        MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001...........    4

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE
        MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001...........    5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)..........    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...........................................   12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   20

                       PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...............................................   21

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................   21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................   21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   21

ITEM 5. OTHER INFORMATION...............................................   21

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................   21

Forward-Looking Statements

   This document contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words. Such forward-looking statements may be contained in Item 1, "Business" (including the "Risk Factors" section of that Item) in our Annual Report on Form 10-K for the year ended December 31, 2001 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, among other places.

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

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ENTRAVISION COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                                         March 31,  December 31,
                                                                                                           2002         2001
                                                                                                        ----------- ------------
                                                                                                        (Unaudited)
                                                ASSETS
Current assets
  Cash and cash equivalents............................................................................ $   19,265   $   19,013
  Receivables:
   Trade, net of allowance for doubtful accounts of 2002 $4,528; 2001 $4,851 (including amounts due
    from Univision of 2002 $1,133; 2001 $599)..........................................................     38,274       44,143
  Prepaid expenses and other current assets (including amounts due from related parties of 2002 $561;
   2001 $1,189)........................................................................................      6,131        6,308
  Deferred taxes.......................................................................................      4,733        4,487
                                                                                                        ----------   ----------
      Total current assets.............................................................................     68,403       73,951
Property and equipment, net............................................................................    184,109      181,135
Intangible assets subject to amortization, net.........................................................    152,084       59,805
Intangible assets not subject to amortization, net.....................................................    869,540      851,935
Goodwill, net..........................................................................................    211,316      361,679
Other assets, including amounts due from related parties of 2002 $337; 2001 $322; and deposits on
 acquisitions of 2002 $6,611; 2001 $431................................................................     12,193        7,012
                                                                                                        ----------   ----------
                                                                                                        $1,497,645   $1,535,517
                                                                                                        ==========   ==========
                       LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                                         STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt................................................................. $    1,360   $    3,341
  Advances payable, related parties....................................................................        118          118
  Accounts payable and accrued expenses (including related parties of 2002 $1,661; 2001 $1,699 which
   includes amounts due to Univision of 2002 $1,082; 2001 $1,145)......................................     22,098       25,210
                                                                                                        ----------   ----------
      Total current liabilities........................................................................     23,576       28,669
Notes payable, less current maturities.................................................................    239,853      249,428
Other long-term liabilities............................................................................      2,139        2,313
Deferred taxes.........................................................................................    161,031      176,992
                                                                                                        ----------   ----------
      Total liabilities................................................................................    426,599      457,402
                                                                                                        ----------   ----------
Commitments and contingencies
Series A mandatorily redeemable convertible preferred stock, $0.0001 par value, 11,000,000 shares
 authorized; shares issued and outstanding 2002 and 2001 5,865,102.....................................     93,169       90,720
                                                                                                        ----------   ----------
Stockholders' equity
  Preferred stock, $0.0001 par value, 39,000,000 shares authorized; none issued and outstanding........         --           --
  Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued 2002
   70,026,015; 2001 66,147,794.........................................................................          7            7
  Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding
   2002 and 2001 27,678,533............................................................................          3            3
  Class C common stock, $0.0001 par value, 25,000,000 shares authorized; shares issued and outstanding
   2002 and 2001 21,983,392............................................................................          2            2
  Additional paid-in capital...........................................................................  1,140,725    1,097,617
  Deferred compensation................................................................................     (2,577)      (3,175)
  Accumulated deficit..................................................................................   (160,283)    (107,059)
                                                                                                        ----------   ----------
                                                                                                           977,877      987,395
  Treasury stock, Class A common stock, $0.0001 par value, 2002 5,101; 2001, 3,684 shares..............         --           --
                                                                                                        ----------   ----------
      Total stockholders' equity.......................................................................    977,877      987,395
                                                                                                        ----------   ----------
                                                                                                        $1,497,645   $1,535,517
                                                                                                        ==========   ==========

                See Notes to Consolidated Financial Statements

                    ENTRAVISION COMMUNICATIONS CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (In thousands, except share and per share data)

                                                                                      Three Month Period
                                                                                        Ended March 31,
                                                                                  --------------------------
                                                                                      2002          2001
                                                                                  ------------  ------------
Net revenue (including amounts from Univision of $224 and $176).................. $     49,128  $     43,954
                                                                                  ------------  ------------
Expenses:
   Direct operating expenses (including related parties representation fees of
     $1,619 and $947)............................................................       25,766        22,993
   Selling, general and administrative expenses (excluding non-cash stock-based
     compensation of $981 and $959)..............................................       11,139        10,139
   Corporate expenses (including related parties of $0 and $62)..................        3,715         3,540
   Non-cash stock-based compensation.............................................          981           959
   Depreciation and amortization.................................................        6,616        30,587
                                                                                  ------------  ------------
                                                                                        48,217        68,218
                                                                                  ------------  ------------
       Operating income (loss)...................................................          911       (24,264)
Interest expense.................................................................       (6,655)       (6,815)
Interest income..................................................................           58           651
                                                                                  ------------  ------------
       Loss before income taxes..................................................       (5,686)      (30,428)
Income tax benefit...............................................................        1,100        10,881
                                                                                  ------------  ------------
       Net loss before equity in earnings of nonconsolidated affiliates..........       (4,586)      (19,547)
Equity in net loss of nonconsolidated affiliates.................................          (18)           --
                                                                                  ------------  ------------
       Net loss before cumulative effect of a change in accounting principle.....       (4,604)      (19,547)
Cumulative effect of a change in accounting principle, net of taxes of
  $13,420........................................................................      (46,171)           --
                                                                                  ------------  ------------
       Net loss..................................................................      (50,775)      (19,547)
Accretion of preferred stock redemption value....................................        2,449         1,421
                                                                                  ------------  ------------
Net loss applicable to common stock.............................................. $    (53,224) $    (20,968)
                                                                                  ============  ============
Net loss per share, basic and diluted............................................ $      (0.45) $      (0.18)
                                                                                  ============  ============
Weighted average common shares outstanding, basic and diluted....................  117,653,254   114,806,925
                                                                                  ============  ============


                See Notes to Consolidated Financial Statements

                    ENTRAVISION COMMUNICATIONS CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                       Three Month Period
                                                        Ended March 31,
                                                      -------------------
                                                        2002       2001
                                                      ---------  --------
      Cash Flows from Operating Activities:
       Net (Loss).................................... $ (50,775) $(19,547)
       Adjustments to reconcile net (loss) to net
         cash provided by (used in) operating
         activities:
         Depreciation and amortization...............     6,616    30,587
         Deferred income taxes.......................    (1,313)  (10,903)
         Cumulative effect of write-down of
          intangibles due to impairment..............    46,171        --
         Amortization of debt issue costs............     3,261       321
         Amortization of syndication contracts.......       182       263
         Net loss in equity method investee..........        18        --
         Non-cash stock-based compensation...........       981       959
         (Gain) loss on sale of equipment............        99       (98)
         Changes in assets and liabilities, net of
          effect of business combinations:
          Decrease in accounts receivable............     4,748     6,986
          (Increase) decrease in prepaid expenses
           and other assets..........................       227    (1,144)
          Decrease in accounts payable, accrued
           expenses and other........................      (629)   (8,652)
                                                      ---------  --------
           Net cash provided by (used in)
             operating activities....................     9,586    (1,228)
                                                      ---------  --------
      Cash Flows from Investing Activities:
       Proceeds from disposal of equipment...........        13       128
       Purchases of property and equipment...........    (5,688)   (7,999)
       Cash deposits and purchase price on
         acquisitions................................   (25,328)  (22,507)
                                                      ---------  --------
           Net cash used in investing activities.....   (31,003)  (30,378)
                                                      ---------  --------
      Cash Flows from Financing Activities:
       Proceeds from issuance of common stock........     2,082     1,183
       Principal payments on notes payable...........  (199,090)     (117)
       Proceeds from borrowing on notes payable......   225,000        --
       Payments of deferred debt and offering costs..    (6,323)       --
                                                      ---------  --------
           Net cash provided by financing
             activities..............................    21,669     1,066
                                                      ---------  --------
           Net increase (decrease) in cash and
             cash equivalents........................       252   (30,540)
      Cash and Cash Equivalents:
       Beginning.....................................    19,013    69,224
                                                      ---------  --------
       Ending........................................ $  19,265  $ 38,684
                                                      =========  ========
      Supplemental Disclosures of Cash Flow
       Information:
       Cash Payments for:
         Interest.................................... $   3,798  $  5,633
                                                      =========  ========
         Income taxes................................ $     466  $    308
                                                      =========  ========
      Supplemental Disclosures of Non-Cash
       Investing and Financing Activities:
       Property and equipment acquired under
         capital lease obligations and included in
         accounts payable............................ $     216  $    275
                                                      =========  ========
       Repayment of note payable and related
         accrued interest payable with the
         issuance of Class A common shares........... $  40,641  $     --
                                                      =========  ========
       Assets Acquired in Business Combinations
         and Asset Acquisitions:
         Property and equipment...................... $   1,926  $  1,603
         Intangible assets...........................    17,503    37,215
         Estimated fair value of properties
          exchanged..................................        --   (14,528)
         Less cash deposits from prior year..........      (711)   (1,976)
                                                      ---------  --------
           Net cash paid............................. $  18,718  $ 22,314
                                                      =========  ========
       Exercise of options granted in business
         combinations................................ $     720  $    208
                                                      =========  ========

                See Notes to Consolidated Financial Statements

                    ENTRAVISION COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                March 31, 2002

1.  BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 included in the Company's Form 10-K for the fiscal year ended December 31, 2001. Certain items in the 2001 balance sheet and statement of operations have been reclassified in order to conform with the current year presentation, with no effect on equity, net loss or net loss per share. Except for the effects of the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the unaudited information contained herein has been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of the Company's management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2002 or any other future period.

2.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

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

   For the three month period ended March 31, 2002, all dilutive securities have been excluded because their inclusion would have had an antidilutive effect on earnings per share. As of March 31, 2002, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive are as follows:
6,925,358 stock options, 323,147 unvested stock grants subject to repurchase and 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock.

  Business and Asset Acquisitions

   During the three month period ended March 31, 2002, the Company acquired substantially all of the assets of two television stations in El Paso, Texas and Corpus Christi, Texas for an aggregate purchase price of $18.3 million. Additionally, the Company acquired substantially all of the assets of a radio station in Aspen, Colorado for approximately $0.6 million. None of these acquisitions was considered a business.

   On May 1, 2002, the Company acquired substantially all of the assets of radio station KXPK-FM in Denver, Colorado, for approximately $47.7 million.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                                March 31, 2002


  Pro Forma Results

   The following pro forma results of continuing operations give effect to the Company's 2001 acquisitions as if they had occurred on January 1, 2000. The unaudited pro forma results have been prepared using the historical financial statements of the Company and each acquired entity if considered a business. The unaudited pro forma results give effect to certain adjustments including amortization of goodwill, if acquired before June 30, 2001, amortization of intangible assets, depreciation of property and equipment, interest expense and the related tax effects as if the Company had been a tax paying entity since January 1, 2000 (in thousands, except per share amounts).

                                                    Three Month
                                                    Period Ended
                                                   March 31, 2001
                                                   --------------
              Net revenue.........................     $ 44.0
              Net loss............................      (21.2)
              Basic and diluted net loss per share     $(0.18)

   The above pro forma financial information does not purport to be indicative of the results of operations had the 2001 acquisitions actually taken place on January 1, 2000, nor is it intended to be a projection of future results or trends.

  Other

   No accrual has been recorded in the accompanying financial statements regarding a dispute with our former national radio sales representative firm, since the amount of the Company's liability, if any, is indeterminable.

3.  STOCK OPTIONS AND GRANTS

  2000 Omnibus Equity Incentive Plan

   The Company's 2000 Omnibus Equity Incentive Plan (the "Plan") allows for the award of up to 11,500,000 shares of Class A common stock. Awards under the Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or stock units. The Plan is administered by a committee which is appointed by the Company's Board of Directors. This committee determines the type, number, vesting requirements and other features and conditions of such awards.

   The Company issued a total of 1,797,852 stock options in the first quarter 2002 to various employees, consultants and non-employee directors of the Company under the Plan.

4.  NEW ACCOUNTING PRONOUNCEMENTS

   On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and also specifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. While amortization of indefinite life intangible assets and goodwill will no longer be reflected as a charge in the Company's financial statements, amortization related to certain of these intangibles will continue to be deductible for income tax purposes. Amortization expense related to the Company's indefinite life intangible assets and goodwill for the three month period ended March 31, 2001 was $14.8 million, net of tax.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                                March 31, 2002


   Also, in connection with the adoption of SFAS No. 142, the Company is required to carry out a transitional goodwill impairment evaluation, which requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Initially, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities (including goodwill) to those reporting units as of the date of adoption. All existing goodwill at the date that SFAS No. 142 is adopted is assigned to one or more reporting units in a reasonable and supportable manner as prescribed by the standard. The Company has until June 30, 2002, which is the second quarter from the date of adoption date, to assess the fair value of each reporting unit and compare it to the reporting unit's carrying value. If the fair value of a reporting unit is below the unit's carrying amount, as computed in step one, the Company must complete step two of the transitional goodwill impairment test for that reporting unit as soon as possible, but no later than the end of the year of adoption. If the implied fair value of the reporting unit's goodwill is less than its recorded goodwill, a transitional goodwill impairment loss will be recognized and reported as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20 "Accounting Changes". Any subsequent impairment losses resulting from events or circumstances that occur after the first day of the fiscal year in which SFAS No. 142 is adopted will be reported as a component of income from continuing or discontinued operations, as appropriate.

   Management has determined each of the Company's operating segments to be a reporting unit. Upon adoption of SFAS No. 142, the Company assigned all the assets and liabilities to the reporting units and has recorded an impairment charge relating to the Company's outdoor operating segment of approximately $46.2 million, net of taxes of $13.4 million. The write-down, which is due to the carrying value of our outdoor advertising assets exceeding their current fair value, is reflected on a separate line item in the statement of operations, titled "cumulative effect of a change in accounting principle." This is primarily due to the effects of the national economic slowdown on the New York advertising market. The Company is in the process of completing its initial assessment of the adoption of SFAS No. 142, by corroborating its initial assessment of the fair value of the Company's indefinite life intangible assets and reporting unit fair values by obtaining a valuation of the fair values from an independent appraisal firm. This valuation may result in an additional impairment charge, and that charge may be material. In determining the impairment charge, the fair value of the reporting units was estimated using a discounted cash flow method.

   A reconciliation of previously reported net loss applicable to common stock and basic loss per share to the amounts adjusted for the exclusion of goodwill amortization and the amortization of our indefinite life intangible assets, net of the related income tax, follow (in thousands, except per share amounts):

                                                          Three Months Period
                                                            Ended March 31,
                                                          ------------------
                                                            2002      2001
                                                          --------  --------
  Reported net loss applicable to common stock........... $(53,224) $(20,968)
  Add back:
     Goodwill amortization...............................       --     6,741
     Other identified indefinite life intangible asset
       amortization......................................       --     8,027
                                                          --------  --------
  Adjusted net loss applicable to common stock........... $(53,224) $ (6,200)
                                                          ========  ========
  Basic loss per share applicable to common stock:
  Reported net loss applicable to common stock........... $  (0.45) $  (0.18)
  Add back:
     Goodwill amortization...............................       --      0.06
     Other identified indefinite life intangible asset
       amortization......................................       --      0.07
                                                          --------  --------
  Adjusted net loss applicable to common stock........... $  (0.45) $  (0.05)
                                                          ========  ========

                    ENTRAVISION COMMUNICATIONS CORPORATION

                                March 31, 2002


   The changes in the carrying amount of goodwill for the three month period ended March 31, 2002 are as follows (in thousands):

                                             Television  Radio    Outdoor   Publishing  Total
                                             ---------- --------  --------  ---------- --------
Balance as of January 1, 2002...............  $34,034   $176,720  $150,925     $ --    $361,679
Reclassification of customer base intangible
  asset subject to amortization.............       --         --   (90,400)      --     (90,400)
Impairment losses...........................       --         --   (59,591)      --     (59,591)
Other.......................................       37       (409)       --       --        (372)
                                              -------   --------  --------     ----    --------
Balance as of March 31, 2002................  $34,071   $176,311  $    934     $ --    $211,316
                                              =======   ========  ========     ====    ========

   The composition of the Company's intangible assets and associated accumulated amortization is as follows as of March 31, 2002 (in thousands):

                                                 Gross                  Net
                                                Carrying Accumulated  Carrying
                                                 Amount  Amortization  Amount
                                                -------- ------------ --------
 Intangible assets not subject to amortization:
  FCC licenses.................................                       $622,162
  Television network affiliation agreements....                         30,564
  Time brokerage agreements....................                         56,751
  Radio network................................                        160,063
                                                                      --------
    Total......................................                       $869,540
                                                                      ========
 Intangible assets subject to amortization:
  Customer base................................ $143,472   $19,240    $124,232
  Other........................................   54,209    26,357      27,852
                                                --------   -------    --------
    Total...................................... $197,681   $45,597    $152,084
                                                ========   =======    ========

   The aggregate amount of amortization expense for the three month periods ended March 31, 2002 and 2001 totaled $1.2 million and $26.3 million, respectively. Estimated amortization expense for each of the years ending December 31, 2002 through 2006 is approximately $11 million per year.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for us beginning January 1, 2003. We do not expect that adoption of this standard will have a material impact on our financial statements.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement was effective for us on January 1, 2002. Adoption of this standard did not have a material effect on our results of operations or financial position.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                                March 31, 2002


5.  SEGMENT INFORMATION

   Management has determined that the Company operates in four reportable segments based upon the type of advertising medium, which consist of television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. Information about each of the operating segments follows:

  Television Broadcasting

   The Company owns and/or operates 38 primary television stations located primarily in the southwestern United States, consisting primarily of Univision Communications Inc. ("Univision") affiliates.

  Radio Broadcasting

   The Company owns and/or operates 54 radio stations (39 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas.

  Outdoor Advertising

   The Company owns approximately 11,200 billboards in Los Angeles and New York.

  Newspaper Publishing

   The Company's newspaper publishing operation consists of a publication in New York.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                                March 31, 2002


                             RESULTS OF OPERATIONS

   Separate financial data for each of the Company's operating segments is provided below. Segment operating profit (loss) is defined as operating profit
(loss) before corporate expenses and non-cash stock-based compensation. There have been no significant sources of revenue generated outside the United States during the three month periods ended March 31, 2002 and 2001. The Company evaluates the performance of its operating segments based on the following (in thousands):

                                                     Three Month Period
                                                       Ended March 31,
                                                   ----------------------
                                                      2002        2001
                                                   ----------  ----------
      Net Revenue
         Television............................... $   24,021  $   19,829
         Radio....................................     14,788      12,976
         Outdoor..................................      5,739       6,498
         Publishing...............................      4,580       4,651
                                                   ----------  ----------
         Consolidated.............................     49,128      43,954
                                                   ----------  ----------
      Direct Expenses
         Television...............................     11,029       8,986
         Radio....................................      6,497       5,852
         Outdoor..................................      4,697       4,729
         Publishing...............................      3,543       3,426
                                                   ----------  ----------
         Consolidated.............................     25,766      22,993
                                                   ----------  ----------
      Selling, General and Administrative Expenses
         Television...............................      5,114       4,414
         Radio....................................      4,272       3,947
         Outdoor..................................        947         871
         Publishing...............................        806         907
                                                   ----------  ----------
         Consolidated.............................     11,139      10,139
                                                   ----------  ----------
      Depreciation and Amortization
         Television...............................      2,897       7,143
         Radio....................................      1,497      18,022
         Outdoor..................................      2,087       4,805
         Publishing...............................        135         617
                                                   ----------  ----------
         Consolidated.............................      6,616      30,587
                                                   ----------  ----------
      Segment Operating Profit (Loss)
         Television...............................      4,981        (714)
         Radio....................................      2,522     (14,845)
         Outdoor..................................     (1,992)     (3,907)
         Publishing...............................         96        (299)
                                                   ----------  ----------
                                                        5,607     (19,765)
      Corporate Expenses..........................     (3,715)     (3,540)
      Non-Cash Stock-Based Compensation...........       (981)       (959)
                                                   ----------  ----------
      Consolidated Operating Income (Loss)........ $      911  $  (24,264)
                                                   ==========  ==========
      Total Assets
         Television............................... $  461,623  $  372,314
         Radio....................................    820,867     850,315
         Outdoor..................................    207,970     285,045
         Publishing...............................      7,185       8,241
                                                   ----------  ----------
         Consolidated............................. $1,497,645  $1,515,915
                                                   ==========  ==========
      Capital Expenditures
         Television............................... $    4,040  $    7,484
         Radio....................................      1,504         582
         Outdoor..................................        357         194
         Publishing...............................          3          14
                                                   ----------  ----------
         Consolidated............................. $    5,904  $    8,274
                                                   ==========  ==========

                    ENTRAVISION COMMUNICATIONS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We generate revenue from sales of national and local advertising time on television and radio stations and advertising on our billboards and in our publication. Advertising rates are, in large part, based on each media's ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and outdoor advertising services and publishing services are provided. We incur commissions from agencies on local, regional and national advertising. Our revenue reflects deductions from gross revenue for commissions to these agencies. Univision currently owns approximately 31% of our common stock.

   We operate in four reportable segments based upon the types of advertising medium which consist of television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. We own and/or operate 38 primary television stations that are located primarily in the southwestern U.S. We own and/or operate 54 radio stations (39 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. Our outdoor advertising segment consists substantially of approximately 11,200 owned billboards in Los Angeles and New York. Our newspaper publishing operation consists of a publication in New York.

   Our primary expenses are employee compensation, including commissions paid to our sales staff and our national representative firms, marketing, promotion and selling, technical, local programming, engineering and general and administrative. Our local programming costs for television consist of costs related to producing local newscasts in most of our markets.

   Prior to our initial public offering, which was completed on August 2, 2000, we were organized as a Delaware limited liability company and had historically not had material income tax expense or benefit reflected in our statement of operations as the majority of our subsidiaries have been non-taxpaying entities. Federal and state income taxes attributable to income during such periods were incurred and paid directly by the members of our predecessor. However, we are now a taxpaying entity. We anticipate that our future effective income tax rate will vary from 40% due to a portion of our purchase price for the Latin Communications Group Inc. and Z-Spanish Media Corporation acquisitions being allocated to non-tax deductible goodwill.

   In 2001, we began the process of combining television and radio operations to create synergies and achieve cost savings and are continuing that process in 2002.

   As a result of the businesses and other assets we acquired in recent years, approximately 83% of our total assets and 126% of our net assets are intangible. We review our tangible long-lived assets, intangibles related to those assets and goodwill periodically to determine potential impairment. To date, we have determined that no impairment of long-lived tangible assets and intangible assets exists. In making this determination, the assumptions about future cash flows on the assets under evaluation are critical. Some stations under evaluation have had limited cash flow due to planned conversion of format or station power. The assumptions about cash flows after conversion reflect management's estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If these expected increases or sale proceeds are not realized, impairment losses may be recorded in the future. See Note 4 to Notes to Consolidated Financial Statements regarding the effects of our adoption of SFAS No 142.

   Loss per share for the three months ended March 31, 2001 as adjusted to reflect the adoption of SFAS No. 142 as if it had been adopted in 2001 would have been ($0.05) per share. Pro forma loss per share as adjusted to reverse the effect of the impairment charge recorded as a result of the adoption of SFAS No. 142 would have been ($0.06) per share.

   On March 18, 2002, we issued $225 million of Senior Subordinated Notes (the "Notes") and subsequently amended our bank credit facility.

   On May 1, 2002, the Company acquired substantially all of the assets of radio station KXPK-FM in Denver, Colorado, for approximately $47.7 million.

                    Three Month Period Ended March 31, 2002
            Compared to the Three Month Period Ended March 31, 2001

   The following table sets forth selected data from our operating results for the three month periods ended March 31, 2002 and 2001 (in thousands):

                                                             Three Month Period
                                                                    Ended
                                                             ------------------
                                                             March 31, March 31,   %
                                                               2002      2001    Change
                                                             --------- --------- ------
Statement of Operations Data:
   Net revenue.............................................. $ 49,128  $ 43,954      12 %
   Direct operating expenses................................   25,766    22,993      12 %
   Selling, general and administrative expenses.............   11,139    10,139      10 %
   Corporate expenses.......................................    3,715     3,540       5 %
   Depreciation and amortization............................    6,616    30,587     (78)%
   Non-cash stock-based compensation........................      981       959       2 %
                                                             --------  --------
   Operating income (loss)..................................      911   (24,264)      *
   Interest expense, net....................................    6,597     6,164       7 %
                                                             --------  --------     ---
   Loss before income taxes.................................   (5,686)  (30,428)    (81)%
   Income tax benefit.......................................    1,100    10,881     (90)%
                                                             --------  --------
   Net loss before equity in earnings of nonconsolidated
     affiliates.............................................   (4,586)  (19,547)    (77)%
   Equity in net loss of nonconsolidated affiliates.........      (18)       --       *
                                                             --------  --------
   Net loss before cumulative effect of a change in
     accounting principle...................................   (4,604)  (19,547)    (76)%
   Cumulative effect of a change in accounting principle,
     net of taxes
     of $13,420.............................................  (46,171)       --       *
                                                             --------  --------
   Net loss................................................. $(50,775) $(19,547)
                                                             ========  ========
Other Data:
   Broadcast cash flow...................................... $ 12,223  $ 10,822      13 %
   EBITDA...................................................    8,508     7,282      17 %
   Cash flows provided by (used in) operating activities....    9,586    (1,228)      *
   Cash flows used in investing activities..................  (31,003)  (30,378)      2 %
   Cash flows provided by financing activities..............   21,669     1,066       *
   Capital expenditures.....................................    5,904     8,274     (29)%

--------
* not meaningful

   Broadcast cash flow means operating income (loss) before corporate expenses, depreciation and amortization and non-cash stock-based compensation. We have presented broadcast cash flow, which we believe is comparable to the data provided by other companies in the broadcast industry, because such data is commonly used as a measure of performance in our industry. However, broadcast cash flow should not be construed as an alternative to operating income (as determined in accordance with accounting principles generally accepted in the U.S.) as an indicator of operating performance or to cash flows from operating activities (as determined in accordance with accounting principles generally accepted in the U.S.) as a measure of liquidity.

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

Consolidated Operations

   Net Revenue. Net revenue increased to $49.1 million for the three month period ended March 31, 2002 from $44 million for the three month period ended March 31, 2001, an increase of $5.1 million. This increase was primarily attributable to the net revenue increase in the television and radio stations that we owned or operated during the entire three month periods ended March 31, 2002 and 2001. On a same station basis for broadcast properties we owned or operated for the three month periods ended March 31, 2002 and 2001, there was an increase of $5 million, or 15%. This increase was primarily attributable to increased advertising sold (referred to as "inventory" in our industry) and increased rates for that inventory.

   Direct Operating Expenses. Direct operating expenses increased to $25.8 million for the three month period ended March 31, 2002 from $23 million for the three month period ended March 31, 2001, an increase of $2.8 million. On a same station basis, for the properties we owned or operated during the entire three month periods ended March 31, 2002 and 2001, direct operating expenses increased $2.1 million or 9%. This increase was primarily attributable to increases in commissions and national representation fees associated with the increase in net revenue and increase in the cost of rating services. The increase was also partially attributable to a full three months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $0.7 million of the increase. As a percentage of net revenue, direct operating expenses remained constant at 52% for the three month periods ended March 31, 2002 and 2001. The decrease in direct operating expense as a percentage of net revenue from the properties we owned or operated during the entire three month periods ended March 31, 2002 and 2001 was offset by the increase in direct expenses for the 2001 acquisitions and our Telefutura affiliates.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11.1 million for the three month period ended March 31, 2002 from $10.1 million for the three month period ended March 31, 2001, an increase of $1 million. On a same station basis, for the properties we owned or operated during the entire three month periods ended March 31, 2002 and 2001, selling, general and administrative expenses increased $0.6 million or 6%. This increase was primarily attributable to increases in marketing, promotion and insurance costs. The increase was also partially attributable to a full three months of operations of our 2001 acquisitions, which accounted for approximately $0.4 million of the increase. As a percentage of net revenue, selling, general and administrative expenses remained constant at 23% for the three month periods ended March 31, 2002 and 2001. The decrease in selling, general and administrative expense as a percentage of net revenue from the properties we owned or operated during the entire three month periods ended March 31, 2002 and 2001 was offset by the increase in selling, general and administrative expenses for the 2001 acquisitions and our Telefutura affiliates.

   Depreciation and Amortization. Depreciation and amortization decreased to $6.6 million for the three month period ended March 31, 2002 from $30.6 million for the three month period ended March 31, 2001, a decrease of $24 million. This decrease was primarily due to the adoption of SFAS No. 142, which resulted in a decrease of approximately $22.2 million of amortization expense. The decrease was also partially attributable to no amortization expense of intangibles that were completely amortized in 2001. These decreases were partially offset by increased depreciation as a result of additional assets from our 2001 acquisitions and our Telefutura affiliates.

   Corporate Expenses. Corporate expenses increased to $3.7 million for the three month period ended March 31, 2002 from $3.5 million for the three month period ended March 31, 2001, an increase of $0.2 million. The increase was primarily attributable to increased insurance costs.

   Non-Cash Stock-Based Compensation. Non-cash stock-based compensation was $1 million for the three month periods ended March 31, 2002 and 2001. Non-cash stock-based compensation consists primarily of compensation expense relating to stock awards granted to our employees and consultants. We expect to continue to make stock-based awards to our employees and consultants in the future.

   Operating Income (Loss). As a result of the above factors, we had operating income of $0.9 million for the three month period ended March 31, 2002 compared to an operating loss of $24.3 million for the three month period ended March 31, 2001, an increase of $25.2 million. The increase was primarily due to the decrease in amortization expense as a result of adopting SFAS No. 142.

   Interest Expense, Net. Net interest expense increased to $6.6 million for the three month period ended March 31, 2002 from $6.2 million for the three month period ended March 31, 2001, an increase of $0.4 million. The increase was primarily a result of an increase in interest expense of approximately $2.7 million relating to the write-off of deferred debt costs as a result of the repayment of the outstanding balances under our bank credit facility with the proceeds of our Notes issued on March 18, 2002. This increase was offset primarily by lower interest rates and our reduced debt due to the retirement of a $37.5 million note payable with the issuance of approximately 3.6 million shares of Class A common stock and a cash payment of approximately $0.3 million.

   Net Loss. Net loss increased to $50.8 million for the three month period ended March 31, 2002 from $19.5 million for the three month period ended March 31, 2001, an increase of $31.3 million. This increase was primarily the result of a write-down relating to our outdoor segment in accordance with SFAS No. 142 in the amount of $46.2 million net of taxes of $13.4 million, offset by a reduction in our amortization expense in the amount of $22.2 million.

   Broadcast Cash Flow. Broadcast cash flow increased to $12.2 million for the three month period ended March 31, 2002 from $10.8 million for the three month period ended March 31, 2001, an increase of $1.4 million. As a percentage of net revenue, broadcast cash flow remained constant at 25% for the three month periods ended March 31, 2002 and 2001. On a same station basis, for the properties we owned or operated during the entire three month periods ended March 31, 2002 and 2001, broadcast cash flow increased $1.5 million or 14%. As a percentage of net revenue for properties we owned or operated during the entire three month periods ended March 31, 2002 and 2001, broadcast cash flow increased to 26% for the three month period ended March 31, 2002 from 25% for the three month period ended March 31, 2001.

   EBITDA. EBITDA increased to $8.5 million for the three month period ended March 31, 2002 from $7.3 million for the three month period ended March 31, 2001, an increase of $1.2 million. As a percentage of net revenue, EBITDA remained constant at 17% for the three month periods ended March 31, 2002 and 2001. On a same station basis, for the properties we owned or operated during the entire three month periods ended March 31, 2002 and 2001, EBITDA increased $1.3 million or 18%. As a percentage of net revenue for properties we owned or operated during the entire three month periods ended March 31, 2002 and 2001, EBITDA increased to 18% for the three month period ended March 31, 2002 from 17% for the three month period ended March 31,

2001. The increase in EBITDA as a percentage of revenue was primarily due to the increase of net revenue partially offset by the increase of direct operating and selling, general and administrative expenses.

Segment Operations

  Television

   Net Revenue. Net revenue in our television segment increased to $24 million for the three month period ended March 31, 2002 from $19.8 million for the three month period ended March 31, 2001, an increase of $4.2 million. This increase was partially attributable to a full three months of operations of our 2001 acquisitions, which accounted for $1.1 million of the increase, and our Telefutura affiliates in markets where we currently operate a Univision station, which accounted for $0.2 million of the increase. On a same station basis, for the stations we owned or operated during the entire three month periods ended March 31, 2002 and 2001, net revenue increased $2.9 million. This increase was attributable to a combination of an increase in rates and inventory sold.

   Direct Operating Expenses. Direct operating expenses in our television segment increased to $11 million for the three month period ended March 31, 2002 from $9 million for the three month period ended March 31, 2001, an increase of $2 million. This increase was partially attributable to a full three months of operations of our 2001 acquisitions, which accounted for $0.5 million of the increase, and our Telefutura affiliates, which accounted for $0.3 million of the increase. On a same station basis, for the stations we owned or operated during the entire three month periods ended March 31, 2002 and 2001, direct operating expenses increased $1.2 million. This increase was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue and an increase in the cost of rating services.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.1 million for the three month period ended March 31, 2002 from $4.4 million for the three month period ended March 31, 2001, an increase of $0.7 million. This increase was primarily attributable to a full three months of operations of our 2001 acquisitions, which accounted for $0.5 million of the increase. On a same station basis, for the stations we owned or operated during the entire three month periods ended March 31, 2002 and 2001, selling, general and administrative expenses increased $0.2 million. This increase was primarily attributable to increased insurance costs.

  Radio

   Net Revenue. Net revenue in our radio segment increased to $14.8 million for the three month period ended March 31, 2002 from $13 million for the three month period ended March 31, 2001, an increase of $1.8 million. On a same station basis, for the stations we owned or operated during the entire three month periods ended March 31, 2002 and 2001, net revenue increased $2.1 million. This increase was primarily attributable to increased ratings and sales incentive programs. The increase was partially offset by a reduction in net revenue as a result of stations that were sold in 2001.

   Direct Operating Expenses. Direct operating expenses in our radio segment increased to $6.5 million for the three month period ended March 31, 2002 from $5.9 million for the three month period ended March 31, 2001, an increase of $0.6 million. On a same station basis, for the stations we owned or operated during the entire three month periods ended March 31, 2002 and 2001, direct operating expenses increased $0.8 million. This increase was primarily attributable to an increase in commissions associated with the increase in net revenue. The increase was partially offset by the reduction in direct operating expenses as a result of stations that were sold in 2001.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $4.3 million for the three month period ended March 31, 2002 from $3.9 million for the three month period ended March 31, 2001, an increase of $0.4 million. On a same station basis, for the stations we owned or operated during the entire three month periods ended March 31, 2002 and 2001, selling, general and administrative expenses increased $0.4 million. This increase was primarily attributable to increases in marketing and promotion expenses in two large markets.

  Outdoor

   Net Revenue. Net revenue in our outdoor segment decreased to $5.7 million for the three month period ended March 31, 2002 from $6.5 million for the three month period ended March 31, 2001, a decrease of $0.8 million. This decrease was primarily attributable to a decline in the average monthly rate of boards sold, partially offset by an increase in overall billboard occupancy during the period.

   Direct Operating Expenses. Direct operating expenses in our outdoor segment remained constant at $4.7 million for the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment remained constant at $0.9 million for the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001.

  Publishing

   Net Revenue. Net revenue in our publishing segment decreased to $4.6 million for the three month period ended March 31, 2002 from $4.7 million for the three month period ended March 31, 2001, a decrease of $0.1 million.

   Direct Operating Expenses. Direct operating expenses in our publishing segment increased to $3.5 million for the three month period ended March 31, 2002 from $3.4 million for the three month period ended March 31, 2001, an increase of $0.1 million.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses in our publishing segment decreased to $0.8 million for the three month period ended March 31, 2002 from $0.9 million for the three month period ended March 31, 2001, a decrease of $0.1 million.

Liquidity and Capital Resources

   Our primary sources of liquidity are cash provided by operations and available borrowings under our bank credit facility. We have a $400 million credit facility which is comprised of a $250 million revolver, and a $150 million uncommitted loan facility expiring in 2007. Our bank credit facility is secured by substantially all of our assets as well as the pledge of the stock of several of our subsidiaries including our special purpose subsidiaries formed to hold our Federal Communications Commission ("FCC") licenses. The revolving facility bears interest at LIBOR (1.88% at March 31, 2002) plus a margin ranging from 0.875% to 3.25% based on our leverage. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. As of March 31, 2002, there was no amount outstanding under our bank credit facility, as described below.

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

   Acquisitions having an aggregate maximum consideration during the term of our credit agreement of greater than $25 million but less than or equal to $100 million are conditioned on delivery to the agent bank of a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised projections for those acquisitions. For acquisitions having an aggregate maximum consideration during the term of the credit agreement in excess of $100 million, majority lender consent of the bank group is required. We can draw on our revolving credit facility without prior approval for working capital needs and acquisitions less than $25 million.

   On February 8, 2002, we retired a $37.5 million note payable with the issuance of approximately 3.6 million shares of our Class A common stock and approximately $0.3 million in cash.

   On March 18, 2002, we issued the Notes, which bear interest at 8 1/8% per year, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2002. The net proceeds from the Notes were used to pay all indebtedness outstanding under our bank credit facility and for general corporate purposes.

   In connection with the issuance of the Notes, we amended our bank credit facility as follows:

   . to incorporate certain restrictions and covenants from the indenture governing the Notes into our bank credit facility;

   . to provide that in the event that we have excess cash flow at the end of any of our fiscal years ending on or after December 31, 2003, we are required to prepay the loans with 50% of our excess cash flow with respect to such fiscal year (but only if our ratio of total debt to operating cash flow, together with that of our subsidiaries on a consolidated basis, is 4.5 to 1 or greater);

   . to provide that for the revolving loans, the maximum margin above LIBOR is 3.25% with respect to LIBOR loans and 2.25% above base rate with respect to base rate loans;

   . to pre-approve approximately $100 million of certain identified acquisitions;

   . to reset and increase the amount available for future acquisitions to $100 million, in addition to the pre-approved acquisitions; and

   . to permit the establishment of a new venture into which we may contribute certain media assets in exchange for an equity interest in such venture.

   Net cash flow provided by operating activities was approximately $9.6 million for the three month period ended March 31, 2002, from cash used of approximately $1.2 million for the three month period ended March 31, 2001.

   Net cash flow used in investing activities was approximately $31 million for the three month period ended March 31, 2002, compared to $30.4 million for three month period ended March 31, 2001. During the three month period ended March 31, 2002, we acquired media properties for a total of approximately $19.4 million, consisting primarily of a television station in El Paso, Texas for approximately $18 million, made a deposit for radio station KXPK-FM in Denver, Colorado for $5.9 million and made capital expenditures of approximately $5.7 million.

   Net cash flow from financing activities was approximately $21.7 million for the three month period ended March 31, 2002 compared to $1.1 million for the three month period ended March 31, 2001. During the three month period ended March 31, 2002, we received net proceeds from the sale of our Notes of $218.7 million and used a portion of those proceeds to repay our indebtedness under our bank credit facility in the amount of $199.1 million. Additionally, we received net proceeds from the exercise of stock options and from shares issued under the 2001 Employee Stock Purchase Plan (the "Purchase Plan") in the amount of approximately $2.1 million.

   During the remainder of 2002, we anticipate our maintenance capital expenditures will be approximately $6.1 million, and our digital television capital expenditures will be approximately $5.5 million. We anticipate paying for these capital expenditures out of net cash flow from operating activities. The amount of these capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions.

   We currently anticipate that funds generated from operations and available borrowings under our credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

   We continually review, and are currently reviewing, opportunities to acquire additional television and radio stations as well as other opportunities targeting the Hispanic market in the U.S. We expect to finance any future acquisitions through funds generated from operations and borrowings under our credit facility and through additional debt and equity financing. Any additional financing, if needed, might not be available to us on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and our acquisition strategy. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our Class A common stock.

   On March 19, 2001, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $35 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance stock repurchases, if and when made, with our available cash on hand and cash provided by operations. No shares of Class A common stock have been repurchased under the stock repurchase program.

   On April 4, 2001, our Board of Directors adopted the Purchase Plan. The Purchase Plan was approved by our stockholders on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Purchase Plan, the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the next ten calendar years, beginning January 1, 2002. All of our employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. The first offering period under the Purchase Plan commenced on August 15, 2001 and concluded on February 14, 2002. As of March 31, 2002, approximately 44,756 shares were purchased under the Purchase Plan.

   On May 9, 2002, we filed a registration statement with the SEC to register up to $500 million of equity and debt securities, which we may offer from time to time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

   Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. Periodically, we may be required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes. Our credit facility requires us to maintain an interest rate protection agreement if we exceed certain leverage ratios as defined in our credit agreement.

Interest Rates

   Our revolving facility loan bears interest at a variable rate at LIBOR (1.88% as of March 31, 2002) plus a margin ranging from 0.875% to 3.25% based on our leverage. As of March 31, 2002, we had no variable rate bank debt outstanding. As of March 31, 2002, we were not required to hedge any of our outstanding variable rate debt by using an interest rate cap.

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

   None.

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

Exhibit No. Description

4.1         Indenture, dated as of March 1, 2002, by and among Entravision Communications
            Corporation, as Issuer, Union Bank of California, N.A., as Trustee, and the Guarantors
            listed therein.

4.2         Entravision Communications Corporation 8.125% Senior Subordinated Note due 2009
            dated March 18, 2002 in the principal amount of $221,120,000.

4.3         Entravision Communications Corporation 8.125% Senior Subordinated Regulation S
            Temporary Global Note due 2009 dated March 18, 2002 in the principal amount of
            $3,880,000.

10.1        Purchase Agreement, dated March 12, 2002, by and among Entravision
            Communications Corporation and UBS Warburg, LLC, Credit Suisse First Boston
            Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as
            representatives of the initial purchasers listed therein.

10.2        Exchange and Registration Rights Agreement dated as of March 12, 2002, by and among Entravision Communications Corporation, as Issuer, and UBS Warburg, LLC,
            Credit Suisse First Boston Corporation and Merrill Lynch, Pierce, Fenner & Smith
            Incorporated, as Initial Purchasers.

10.3        Second Amendment to Credit Agreement, dated as of March 29, 2002, among
            Entravision Communications Corporation, the Lenders (as defined therein), Union
            Bank of California, N.A, Credit Suisse First Boston, The Bank of Nova Scotia and
            Fleet National Bank.

   (b)  Reports on Form 8-K

      (i) Current Report on Form 8-K, announcing our Notes offering, filed with the SEC on March 5, 2002.

     (ii) Current Report on Form 8-K, announcing the sale of our Notes, filed with the SEC on March 13, 2002.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ENTRAVISION COMMUNICATIONS
                                               CORPORATION

                                               By:      /s/  JEANETTE TULLY
                                                   -----------------------------
                                                          Jeanette Tully
                                                     Executive Vice President,
                                                             Treasurer
                                                    and Chief Financial Officer

Dated: May 14, 2002