Form 10-Q
period 2002-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2002-08-14
CIK 1109116

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q
                                  (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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
                  (State or other                (I.R.S.
                   jurisdiction          Employer Identification
                of incorporation or               No.)
                   organization)

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

   As of August 8, 2002, there were 70,108,384 shares, $0.0001 par value per share, of the registrant's Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant's Class B common stock outstanding and 21,983,392 shares, $0.0001 par value per share, of the registrant's Class C common stock outstanding.

================================================================================

                    ENTRAVISION COMMUNICATIONS CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
                      PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002 (UNAUDITED)
        AND DECEMBER 31, 2001............................................    3

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE
        THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001    4

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX
        MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001..............    5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)...........    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS........................................   12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......   25

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS................................................   26

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................   26

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................   26

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   26

ITEM 5. OTHER INFORMATION................................................   26

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................   27

Forward-Looking Statements

   This document contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words. Such forward-looking statements may be contained in Item 1, "Business" (including the "Risk Factors" section of that Item) in our Annual Report on Form 10-K for the year ended December 31, 2001 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, among other places.

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

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ENTRAVISION COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                               June 30,   December 31,
                                                                 2002         2001
                                                              ----------- ------------
                                                              (Unaudited)
                          ASSETS
Current assets
 Cash and cash equivalents................................... $    9,054   $   19,013
 Receivables:
   Trade, net of allowance for doubtful accounts of 2002
    $4,617; 2001 $4,851 (including amounts due from
    Univision of 2002 $1,172; 2001 $599).....................     50,112       44,143
 Prepaid expenses and other current assets (including
   amounts due from related parties of 2002 $968; 2001
   $1,189)...................................................      8,983        6,308
 Deferred taxes..............................................      5,256        4,487
                                                              ----------   ----------
     Total current assets....................................     73,405       73,951
Property and equipment, net..................................    182,606      181,135
Intangible assets subject to amortization, net...............    143,089       59,805
Intangible assets not subject to amortization, net...........    916,326      851,935
Goodwill, net................................................    233,732      361,679
Other assets, including amounts due from related parties of
 2002 $331; 2001 $322; and deposits on acquisitions of 2002
 $2,624; 2001 $431...........................................     15,747        7,012
                                                              ----------   ----------
                                                              $1,564,905   $1,535,517
                                                              ==========   ==========
    LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                 AND STOCKHOLDERS' EQUITY
Current liabilities
 Current maturities of long-term debt........................ $    1,374   $    3,341
 Advances payable, related parties...........................        118          118
 Accounts payable and accrued expenses (including related
   parties of 2002 $2,300; 2001 $1,699 which includes
   amounts due to Univision of 2002 $1,488; 2001 $1,145).....     29,519       25,210
                                                              ----------   ----------
     Total current liabilities...............................     31,011       28,669
Notes payable, less current maturities.......................    273,767      249,428
Other long-term liabilities..................................      2,114        2,313
Deferred taxes...............................................    186,407      176,992
                                                              ----------   ----------
     Total liabilities.......................................    493,299      457,402
                                                              ----------   ----------
Commitments and contingencies
Series A mandatorily redeemable convertible preferred
 stock, $0.0001 par value, 11,000,000 shares authorized;
 shares issued and outstanding 2002 and 2001 5,865,102.......     95,684       90,720
                                                              ----------   ----------
Stockholders' equity
 Preferred stock, $0.0001 par value, 39,000,000 shares
   authorized; none issued and outstanding...................         --           --
 Class A common stock, $0.0001 par value, 260,000,000
   shares authorized; shares issued 2002 70,113,487, 2001
   66,147,794................................................          7            7
 Class B common stock, $0.0001 par value, 40,000,000 shares
   authorized; shares issued and outstanding 2002 and 2001
   27,678,533................................................          3            3
 Class C common stock, $0.0001 par value, 25,000,000 shares
   authorized; shares issued and outstanding 2002 and 2001
   21,983,392................................................          2            2
 Additional paid-in capital..................................  1,141,526    1,097,617
 Deferred compensation.......................................     (2,005)      (3,175)
 Accumulated deficit.........................................   (163,611)    (107,059)
                                                              ----------   ----------
                                                                 975,922      987,395
 Treasury stock, Class A common stock, $0.0001 par value,
   2002 5,101; 2001, 3,684 shares............................         --           --
                                                              ----------   ----------
     Total stockholders' equity..............................    975,922      987,395
                                                              ----------   ----------
                                                              $1,564,905   $1,535,517
                                                              ==========   ==========

                    ENTRAVISION COMMUNICATIONS CORPORATION

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except share and per share data)

                                                       Three Month Period           Six Month Period
                                                         Ended June 30,              Ended June 30,
                                                   --------------------------  --------------------------
                                                       2002          2001          2002          2001
                                                   ------------  ------------  ------------  ------------
Net revenue (including amounts from Univision
  of $246, $610, $470 and $786)................... $     62,160  $     56,864  $    111,288  $    100,818
                                                   ------------  ------------  ------------  ------------
Expenses:
   Direct operating expenses (including
     related parties representation fees of
     $2,007, $1,255, $3,626 and $2,202)...........       28,552        25,486        54,318        48,551
   Selling, general and administrative
     expenses (excluding non-cash stock-
     based compensation of $621, $795,
     $1,602 and $1,754)...........................       13,002        10,901        24,141        21,040
   Corporate expenses (including related
     parties of $0, $95, $0 and $157).............        3,770         3,603         7,485         7,143
   Non-cash stock-based compensation..............          621           795         1,602         1,754
   Depreciation and amortization..................        7,870        29,193        14,486        59,780
                                                   ------------  ------------  ------------  ------------
                                                         53,815        69,978       102,032       138,268
                                                   ------------  ------------  ------------  ------------
       Operating income (loss)....................        8,345       (13,114)        9,256       (37,450)
Interest expense..................................       (5,975)       (5,952)      (12,630)      (12,767)
Gain (loss) on sale of assets.....................         (358)        1,596          (358)        1,668
Interest income...................................           68           388           126         1,039
                                                   ------------  ------------  ------------  ------------
       Income (loss) before income taxes..........        2,080       (17,082)       (3,606)      (47,510)
Income tax (expense) benefit......................       (6,104)        6,181        (5,004)       17,062
                                                   ------------  ------------  ------------  ------------
       Net loss before equity in earnings of
         nonconsolidated affiliates...............       (4,024)      (10,901)       (8,610)      (30,448)
Equity in net earnings of nonconsolidated
  affiliates......................................           18            --            --            --
                                                   ------------  ------------  ------------  ------------
       Net loss before cumulative effect of a
         change in accounting principle...........       (4,006)      (10,901)       (8,610)      (30,448)
Cumulative effect of a change in accounting
  principle.......................................        3,193            --       (42,978)           --
                                                   ------------  ------------  ------------  ------------
       Net loss...................................         (813)      (10,901)      (51,588)      (30,448)
Accretion of preferred stock redemption value.....        2,515         1,541         4,964         2,962
                                                   ------------  ------------  ------------  ------------
Net loss applicable to common stock............... $     (3,328) $    (12,442) $    (56,552) $    (33,410)
                                                   ============  ============  ============  ============
Net loss per share, basic and diluted............. $      (0.03) $      (0.11) $      (0.48) $      (0.29)
                                                   ============  ============  ============  ============
Weighted average common shares outstanding,
  basic and diluted...............................  119,471,433   115,144,312   118,581,890   114,990,182
                                                   ============  ============  ============  ============

                See Notes to Consolidated Financial Statements

                    ENTRAVISION COMMUNICATIONS CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                      Six Month Period
                                                                       Ended June 30,
                                                                    -------------------
                                                                       2002      2001
                                                                    ---------  --------
Cash Flows from Operating Activities:
 Net (Loss)........................................................ $ (51,588) $(30,448)
 Adjustments to reconcile net (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization...................................    14,486    59,780
   Deferred income taxes...........................................     3,807   (17,276)
   Cumulative effect of write-down of intangibles due to
    impairment.....................................................    42,978        --
   Amortization of debt issue costs................................     3,860       643
   Amortization of syndication contracts...........................       314       536
   Non-cash stock-based compensation...............................     1,602     1,754
   Loss (gain) on sale of media property and other assets..........       358    (1,668)
   Loss on sale of assets..........................................       129        --
   Changes in assets and liabilities, net of effect of business combinations:
    (Increase) in accounts receivable..............................    (6,870)   (7,134)
    (Increase) in prepaid expenses and other assets................    (2,713)   (2,732)
    Increase (decrease) in accounts payable, accrued expenses
     and other.....................................................     9,092    (6,584)
                                                                    ---------  --------
     Net cash provided by (used in) operating activities...........    15,455    (3,129)
                                                                    ---------  --------
Cash Flows from Investing Activities:
   Proceeds from disposal of equipment.............................        16     2,743
   Purchases of property and equipment.............................   (11,286)  (14,998)
   Cash deposits and purchase price on acquisitions................   (68,944)  (31,942)
                                                                    ---------  --------
     Net cash (used) in investing activities.......................   (80,214)  (44,197)
                                                                    ---------  --------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock............................     2,831     3,897
 Principal payments on notes payable...............................  (200,189)   (1,192)
 Proceeds from borrowing on notes payable..........................   260,011        --
 Payments of deferred debt and offering costs......................    (7,853)       --
                                                                    ---------  --------
     Net cash provided by financing activities.....................    54,800     2,705
                                                                    ---------  --------
     Net (decrease) in cash and cash equivalents...................    (9,959)  (44,621)
Cash and Cash Equivalents:
 Beginning.........................................................    19,013    69,224
                                                                    ---------  --------
 Ending............................................................ $   9,054  $ 24,603
                                                                    =========  ========
Supplemental Disclosures of Cash Flow Information:
 Cash Payments for:
   Interest........................................................ $   4,245  $ 10,458
                                                                    =========  ========
   Income taxes.................................................... $     568  $    338
                                                                    =========  ========
Supplemental Disclosures of Non-Cash Investing and Financing
 Activities:
 Property and equipment acquired under capital lease obligations
   and included in accounts payable................................ $     241  $    878
                                                                    =========  ========
 Repayment of note payable and related accrued interest payable
   with the issuance of Class A common shares...................... $  40,641  $     --
                                                                    =========  ========
 Assets Acquired in Business Combinations and Asset Acquisitions:
   Other assets.................................................... $       9  $     --
   Property and equipment..........................................     2,856     2,053
   Intangible assets...............................................    64,285   120,316
   Current liabilities.............................................       (27)       --
   Deferred taxes..................................................        --   (73,498)
   Estimated fair value of properties exchanged....................        --   (14,528)
   Less cash deposits from prior year..............................      (711)   (2,476)
                                                                    ---------  --------
     Net cash paid................................................. $  66,412  $ 31,867
                                                                    =========  ========
 Exercise of options granted in business combinations.............. $     783  $  1,014
                                                                    =========  ========

                See Notes to Consolidated Financial Statements

                    ENTRAVISION COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 2002

1.  BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report Form 10-K for the year ended December 31, 2001. Certain items in the December 31, 2001 balance sheet and statement of operations have been reclassified in order to conform with the current year presentation, with no effect on equity, net loss or net loss per share. Except for the effects of the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the unaudited information contained herein has been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of the Company's management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2002 or any other future period.

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

   For the six month period ended June 30, 2002, all dilutive securities have been excluded because their inclusion would have had an antidilutive effect on earnings per share. As of June 30, 2002, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive are as follows: 6,956,390 stock options, 161,574 unvested stock grants subject to repurchase and 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock.

  Business and Asset Acquisitions

   During the six month period ended June 30, 2002, the Company acquired substantially all of the assets of two television stations in El Paso, Texas and Corpus Christi, Texas for an aggregate purchase price of approximately $18.3 million. Additionally, the Company acquired substantially all of the assets of two radio stations in Denver, Colorado and Aspen, Colorado for an aggregate purchase price of approximately $48.3 million. None of these acquisitions was considered a business.

   On June 5, 2002, the Company entered into a definitive agreement to acquire substantially all of the assets of radio station KTCY-FM in Dallas, Texas for approximately $35 million. Concurrently with the execution of the agreement, the Company began operating this station under a time brokerage agreement.

   On June 27, 2002, the Company entered into a definitive agreement to acquire substantially all of the assets of radio station KRCY-FM in Las Vegas, Nevada for approximately $6 million in cash. The Company has agreed to pay an additional $6 million to the seller if the station's city of license is upgraded.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                                 June 30, 2002


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

                                              Three Month    Six Month
                                             Period Ended  Period Ended
                                             June 30, 2001 June 30, 2001
                                             ------------- -------------
        Net revenue.........................    $ 56.9        $100.8
        Net loss............................     (12.6)        (33.6)
        Basic and diluted net loss per share    $(0.11)       $(0.29)

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

   The Company issued a total of 1,890,108 stock options in the first six months of 2002 to various employees, consultants and non-employee directors of the Company under the Plan.

4.  NEW ACCOUNTING PRONOUNCEMENTS

   On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. While amortization of indefinite life intangible assets and goodwill will no longer be reflected as a charge in the Company's financial statements, amortization related to certain of these intangibles will continue to be deductible for income tax purposes. Amortization expense related to the Company's indefinite life intangible assets and goodwill for the three and six month periods ended June 30, 2001 was $13.7 million and $27.4 million, respectively, net of tax.

   In connection with the adoption of SFAS No. 142, the Company is required to carry out a transitional goodwill impairment evaluation, which requires an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, January 1, 2002. Initially, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities (including goodwill) to

                    ENTRAVISION COMMUNICATIONS CORPORATION

                                 June 30, 2002

those reporting units as of the date of adoption. All existing goodwill at the date that SFAS No. 142 is adopted is assigned to one or more reporting units in a reasonable and supportable manner as prescribed by the standard. The Company had until June 30, 2002, to assess the fair value of each reporting unit and compare it to the reporting unit's carrying value. If the fair value of a reporting unit is below the unit's carrying amount, as computed in step one, the Company must complete step two of the transitional goodwill impairment test for that reporting unit as soon as possible, but no later than the end of the 2002 fiscal year. If the implied fair value of the reporting unit's goodwill is less than its recorded goodwill, a transitional goodwill impairment loss will be recognized and reported as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20 "Accounting Changes." Any subsequent impairment losses resulting from events or circumstances that occur after January 1, 2002, will be reported as a component of income from continuing or discontinued operations, as appropriate.

   Management has determined each of the Company's operating segments to be a reporting unit. Upon adoption of SFAS No. 142, the Company assigned all the assets and liabilities to the reporting units and has preliminarily recorded an estimated impairment charge relating to the Company's outdoor advertising segment goodwill of approximately $43 million, substantially all of which was not tax deductible. The write-down, which is a result of the carrying value of the outdoor advertising segment assets exceeding their current fair value, is reflected on a separate line item in the statement of operations, titled "cumulative effect of a change in accounting principle." The estimated impairment charge is primarily due to the effects of the national economic slowdown on the New York advertising market. The Company has completed step one of its adoption of SFAS No. 142, and has until the end of the 2002 fiscal year to complete step two of the assessment. Management has retained an independent appraisal firm to prepare a valuation of the outdoor advertising segment assets and liabilities to assist in determining the final measurement of the transitional outdoor goodwill impairment charge. Management has received a preliminary valuation that indicates a significant portion of the preliminary estimated impairment charge recorded in the first quarter of 2002 will likely be reversed once the final measurement of the loss is completed. While the fair value of the outdoor advertising segment is less than the carrying value of the assigned assets and liabilities as of January 1, 2002, the fair value of the customer base reported in the valuation is significantly less than the fair value initially estimated by management and used to determine the implied fair value of goodwill. Accordingly, it appears that the implied fair value of goodwill to be used in the final measurement of the impairment loss will be significantly greater than initially estimated and, as such, a significant portion of the impairment charge recorded in the first quarter will likely be reversed. In determining the impairment charge, the fair value of the reporting units was estimated using a discounted cash flow method.

   A reconciliation of previously reported net loss applicable to common stock and basic earnings (loss) per share to the amounts adjusted for the exclusion of the amortization of goodwill and the Company's indefinite life intangible assets, net of the related income tax, follows (in thousands, except per share amounts):

                                                                    Three Month Period  Six Month Period
                                                                      Ended June 30,     Ended June 30,
                                                                    -----------------  ------------------
                                                                      2002     2001      2002      2001
                                                                    -------  --------  --------  --------
Reported net loss applicable to common stock....................... $(3,328) $(12,442) $(56,552) $(33,410)
Add back:
   Goodwill amortization...........................................      --     3,827        --     7,809
   Other identified indefinite life intangible asset amortization..      --     9,842        --    19,634
                                                                    -------  --------  --------  --------
Adjusted net earnings (loss) applicable to common stock............ $(3,328) $  1,227  $(56,552) $ (5,967)
                                                                    =======  ========  ========  ========
Basic earnings (loss) per share applicable to common stock:
Reported net loss applicable to common stock....................... $ (0.03) $  (0.11) $  (0.48) $  (0.29)
Add back:
   Goodwill amortization...........................................      --      0.03        --      0.07
   Other identified indefinite life intangible asset amortization..      --      0.09        --      0.17
                                                                    -------  --------  --------  --------
Adjusted net earnings (loss) applicable to common stock............ $ (0.03) $   0.01  $  (0.48) $  (0.05)
                                                                    =======  ========  ========  ========

                    ENTRAVISION COMMUNICATIONS CORPORATION

                                 June 30, 2002


   The change in the carrying amount of goodwill for the six month period ended June 30, 2002 is as follows (in thousands):

                                    Television  Radio    Outdoor  Publishing   Total
                                    ---------- -------- --------  ---------- --------
Balance as of January 1, 2002......  $34,034   $176,720 $150,925     $ --    $361,679
Reclassification of customer base
  intangible asset Subject to
  amortization.....................       --         --  (90,400)      --     (90,400)
Impairment losses..................       --         --  (42,978)      --     (42,978)
Other..............................      186      5,245       --       --       5,431
                                     -------   -------- --------     ----    --------
Balance as of June 30, 2002........  $34,220   $181,965  $17,547     $ --    $233,732
                                     =======   ======== ========     ====    ========

   The composition of the Company's intangible assets and associated accumulated amortization is as follows as of June 30, 2002 (in thousands):

                                                Gross
                                               Carrying Accumulated    Net Carrying
                                                Amount  Amortization      Amount
                                               -------- ------------- --------------
Intangible assets not subject to amortization:
   FCC licenses...............................                        $      668,947
   Television network affiliation agreements..                                46,517
   Time brokerage agreements..................                                40,798
   Radio network..............................                               160,064
                                                                      --------------
       Total..................................                        $      916,326
                                                                      ==============
Intangible assets subject to amortization:
   Customer base.............................. $144,190 $      21,448 $      122,742
   Other......................................   48,039        27,692         20,347
                                               -------- ------------- --------------
       Total.................................. $192,229 $      49,140 $      143,089
                                               ======== ============= ==============

   The aggregate amount of amortization expense for the six month periods ended June 30, 2002 and 2001 totaled $3.4 million and $50.8 million, respectively. Estimated amortization expense for each of the years ending December 31, 2002 through 2006 is approximately $8 million per year.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company beginning January 1, 2003. The Company does not expect that adoption of this standard will have a material impact on its financial statements.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement was effective for the Company on January 1, 2002. Adoption of this standard did not have a material effect on the Company's results of operations or financial position.

   As a result of the carrying amount of the outdoor advertising segment customer base significantly exceeding the estimated fair value, management reviewed the outdoor advertising segment as an asset group for recoverability in accordance with SFAS No. 144. Management has determined that no impairment of the outdoor advertising segment assets currently exists other than as determined regarding goodwill as measured under SFAS No. 142 and described above.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                                 June 30, 2002


5.  SEGMENT INFORMATION

   Management has determined that the Company operates in four reportable segments: television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing.

  Television Broadcasting

   The Company owns and/or operates 38 primary television stations located primarily in the southwestern United States, consisting primarily of Univision Communications Inc. ("Univision") affiliates.

  Radio Broadcasting

   The Company owns and/or operates 56 radio stations (41 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas.

  Outdoor Advertising

   The Company owns approximately 11,200 billboards located primarily in Los Angeles and New York.

  Newspaper Publishing

   The Company's newspaper publishing operation consists of a publication in New York.

                    ENTRAVISION COMMUNICATIONS CORPORATION

                                 June 30, 2002


                             RESULTS OF OPERATIONS

   Separate financial data for each of the Company's operating segments is provided below. Segment operating profit (loss) is defined as operating profit
(loss) before corporate expenses and non-cash stock-based compensation. There have been no significant sources of revenue generated outside the United States during the three and six month periods ended June 30, 2002 and 2001. The Company evaluates the performance of its operating segments based on the following (in thousands):

                                               Three Month Period       Six Month Period
                                                 Ended June 30,          Ended June 30,
                                             ----------------------  ----------------------
                                                2002        2001        2002        2001
                                             ----------  ----------  ----------  ----------
Net Revenue
   Television............................... $   29,225  $   24,418  $   53,246  $   44,247
   Radio....................................     20,357      18,134      35,145      31,110
   Outdoor..................................      7,435       9,265      13,174      15,763
   Publishing...............................      5,143       5,047       9,723       9,698
                                             ----------  ----------  ----------  ----------
   Consolidated.............................     62,160      56,864     111,288     100,818
                                             ----------  ----------  ----------  ----------
Direct Expenses
   Television...............................     12,056       9,969      23,085      18,955
   Radio....................................      7,735       6,844      14,232      12,768
   Outdoor..................................      5,050       5,201       9,747       9,930
   Publishing...............................      3,711       3,472       7,254       6,898
                                             ----------  ----------  ----------  ----------
   Consolidated.............................     28,552      25,486      54,318      48,551
                                             ----------  ----------  ----------  ----------
Selling, General and Administrative Expenses
   Television...............................      4,797       4,693       9,911       9,107
   Radio....................................      6,251       4,065      10,523       8,012
   Outdoor..................................      1,032       1,198       1,979       2,069
   Publishing...............................        922         945       1,728       1,852
                                             ----------  ----------  ----------  ----------
   Consolidated.............................     13,002      10,901      24,141      21,040
                                             ----------  ----------  ----------  ----------
Depreciation and Amortization
   Television...............................      3,130       7,302       6,027      14,445
   Radio....................................      1,652      16,760       3,149      34,782
   Outdoor..................................      2,952       4,836       5,039       9,641
   Publishing...............................        136         295         271         912
                                             ----------  ----------  ----------  ----------
   Consolidated.............................      7,870      29,193      14,486      59,780
                                             ----------  ----------  ----------  ----------
Segment Operating Profit (Loss)
   Television...............................      9,242       2,454      14,223       1,740
   Radio....................................      4,719      (9,535)      7,241     (24,452)
   Outdoor..................................     (1,599)     (1,970)     (3,591)     (5,877)
   Publishing...............................        374         335         470          36
                                             ----------  ----------  ----------  ----------
                                                 12,736      (8,716)     18,343     (28,553)
                                             ----------  ----------  ----------  ----------
Corporate Expenses..........................      3,770       3,603       7,485       7,143
Non-Cash Stock-Based Compensation...........        621         795       1,602       1,754
                                             ----------  ----------  ----------  ----------
Consolidated Operating Income (Loss)........ $    8,345  $  (13,114) $    9,256  $  (37,450)
                                             ==========  ==========  ==========  ==========
Total Assets
   Television............................... $  391,557  $  439,779  $  391,557  $  439,779
   Radio....................................    942,689     846,635     942,689     846,635
   Outdoor..................................    223,442     282,651     223,442     282,651
   Publishing...............................      7,217       7,738       7,217       7,738
                                             ----------  ----------  ----------  ----------
   Consolidated............................. $1,564,905  $1,576,803  $1,564,905  $1,576,803
                                             ==========  ==========  ==========  ==========
Capital Expenditures
   Television............................... $    3,772  $    6,343  $    7,812  $   13,156
   Radio....................................      1,742       1,213       3,246       2,466
   Outdoor..................................         94           1         451         195
   Publishing...............................         15          45          18          59
                                             ----------  ----------  ----------  ----------
   Consolidated............................. $    5,623  $    7,602  $   11,527  $   15,876
                                             ==========  ==========  ==========  ==========

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

   We operate in four reportable segments: television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. We own and/or operate 38 primary television stations that are located primarily in the southwestern United States. We own and/or operate 56 radio stations (41 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 11,200 billboards located primarily in Los Angeles and New York. Our newspaper publishing operation consists of a publication in New York.

   Our primary expenses are employee compensation, including commissions paid to our sales staff and our national representative firms, marketing, promotion and selling, technical, local programming, engineering and general and administrative. Our local programming costs for television consist of costs related to producing local newscasts in most of our markets.

   Prior to our initial public offering, which was completed on August 2, 2000, we were organized as a Delaware limited liability company and had historically not had material income tax expense or benefit reflected in our statement of operations as the majority of our subsidiaries had been non-taxpaying entities. Federal and state income taxes attributable to income during such periods were incurred and paid directly by the members of our predecessor. However, we are now a taxpaying entity. We anticipate that our future effective income tax rate will vary from 40% due to that portion of purchase price for the non-taxable business acquisitions that are allocated to non-tax deductible goodwill.

   In 2001, we began the process of combining television and radio operations to create synergies and achieve cost savings and are continuing that process in 2002.

   As a result of the businesses and other assets we acquired in recent years, approximately 83% of our total assets and 133% of our net assets are intangible. We review our tangible long-lived assets, intangibles related to those assets and goodwill periodically to determine potential impairment. To date, we have determined that no impairment of long-lived tangible assets and intangible assets exists. In making this determination, the assumptions about future cash flows on the assets under evaluation are critical. Some stations under evaluation have had limited cash flow due to planned conversion of format or station power. The assumptions about cash flows after conversion reflect management's estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If these expected increases or sale proceeds are not realized, impairment losses may be recorded in the future. See Note 4 to Notes to Consolidated Financial Statements regarding the effects of our adoption of SFAS No. 142.

   Basic earnings (loss) per share for the three and six month periods ended June 30, 2001, as adjusted to reflect the adoption of SFAS No. 142 as if it had been adopted in 2001, would have been $0.01 and $(0.05) per share, respectively. Pro forma basic loss per share, as adjusted to reverse the effect of the impairment charge recorded as a result of the adoption of SFAS No. 142, would have been $(0.05) and $(0.11) per share for the three and six month periods ended June 30, 2002, respectively.

   On March 18, 2002, we issued $225 million of Senior Subordinated Notes (the "Notes") and subsequently amended our bank credit facility.

   On May 1, 2002, the Company acquired substantially all of the assets of radio station KXPK-FM in Denver, Colorado, for approximately $47.7 million.

   On June 5, 2002, the Company entered into a definitive agreement to acquire substantially all of the assets of radio station KTCY-FM in Dallas, Texas for approximately $35 million. Concurrently with the execution of the agreement, the Company began operating this station under a time brokerage agreement.

   On June 27, 2002, the Company entered into a definitive agreement to acquire substantially all of the assets of radio station KRCY-FM in Las Vegas, Nevada for approximately $6 million in cash. The Company has agreed to pay an additional $6 million to the seller if the station's city of license is upgraded.

Application of Critical Accounting Policies

   Critical accounting policies are defined as those that are the most important to the accurate portrayal of our financial condition and results. Critical accounting policies require management's subjective judgment, and may produce materially different results under different assumptions and conditions. The following are our critical accounting policies:

   Goodwill and Other Intangible Assets

   Effective January 1, 2002 we adopted the provisions of SFAS No. 142 and determined each of our operating segments to be a reporting unit. Upon adoption, we assigned all of our assets and liabilities to our reporting units and ceased amortizing goodwill and our indefinite life intangible assets. We believe that our broadcast licenses, television network affiliation agreements, time brokerage agreements and radio network are indefinite life intangible assets.

   In performing our transitional goodwill impairment test we recorded an estimated goodwill impairment charge related to our outdoor advertising segment as the cumulative effect of a change in accounting principle. While we are in the process of finalizing the determination and measurement of the transitional impairment charge, we anticipate reversal of a significant portion of our initial estimated charge. See Note 4 to Notes to Consolidated Financial Statements for the six months ended June 30, 2002 included herein.

   We believe that the accounting estimates related to fair value and goodwill and other intangible asset impairment is a "critical accounting estimate" because: (1) goodwill and other intangible assets are our most significant assets; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net loss could be material. The assumptions about future cash flows on the assets under evaluation are critical. Our assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue. Additionally, some stations under evaluation have had limited cash flow due to planned conversion of format or station power. The assumptions about cash flows after conversion reflect our estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If the expected cash flows are not realized, impairment losses may be recorded in the future. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosure in Management's Discussion and Analysis of Financial Condition and Results of Operations.

   We develop our future revenue estimates based on projected rating increases, planned timing of signal strength increases, planned timing of promotional events, customer commitments and available advertising time.

Our estimates of future cash flows and EBITDA assume that our revenue will grow at rates consistent with historical rates.

   Allowance for Doubtful Accounts

   We evaluate the collectibility of our trade accounts receivable based on a number of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

   Property and Equipment

   Property and equipment is recorded at cost and is depreciated on accelerated and straight-line methods over the estimated useful lives of such assets. Change in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of property and equipment should be shortened, we would depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life. Factors such as changes in the planned use of equipment or mandated regulatory requirements could result in shortened useful lives.

   We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. The estimate of future cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimate of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the asset, the asset will be written down to its estimated fair value.

   Deferred Taxes

   Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. We have considered future taxable income resolution of tax uncertainties and prudent and feasible tax planning strategies in the need for a valuation allowance. In the event we determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made.

   Additional Information

   For additional information on our significant accounting policies, see Note 1 to Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

 Three and Six Month Periods Ended June 30, 2002 Compared to the Three and Six
                       Month Periods Ended June 30, 2001

   The following table sets forth selected data from our operating results for the three and six month periods ended June 30, 2002 and 2001 (in thousands):

                                                Three Month Period Ended        Six Month Period Ended
                                               -------------------------      -------------------------
                                               June 30,  June 30,    %        June 30,  June 30,    %
                                                 2002      2001    Change       2002      2001    Change
                                               --------  --------  ------     --------  --------  ------
Statement of Operations Data:
   Net revenue................................ $ 62,160  $ 56,864      9 %    $111,288  $100,818     10 %
   Direct operating expenses..................   28,552    25,486     12 %      54,318    48,551     12 %
   Selling, general and administrative
     expenses.................................   13,002    10,901     19 %      24,141    21,040     15 %
   Corporate expenses.........................    3,770     3,603      5 %       7,485     7,143      5 %
   Depreciation and amortization..............    7,870    29,193    (73)%      14,486    59,780    (76)%
   Non-cash stock-based compensation..........      621       795    (22)%       1,602     1,754     (9)%
                                               --------  --------             --------  --------
   Operating income (loss)....................    8,345   (13,114)  (164)%       9,256   (37,450)  (125)%
   Interest expense, net......................   (5,907)   (5,564)     6 %     (12,504)  (11,728)     7 %
   Gain (loss) on sale of assets..............     (358)    1,596   (122)%        (358)    1,668   (121)%
                                               --------  --------             --------  --------
   Income (loss) before income tax............    2,080   (17,082)  (112)%      (3,606)  (47,510)   (92)%
   Income tax benefit (expense)...............   (6,104)    6,181   (199)%      (5,004)   17,062   (129)%
                                               --------  --------             --------  --------
   Net (loss) before equity in earnings of
     nonconsolidated affiliates...............   (4,024)  (10,901)   (63)%      (8,610)  (30,448)   (72)%
Equity in net earnings of nonconsolidated
  affiliates..................................       18        --      *            --        --      -
                                               --------  --------             --------  --------
   Net (loss) before cumulative effect of a
     change in accounting principle...........   (4,006)  (10,901)   (63)%      (8,610)  (30,448)   (72)%
Cumulative effect of a change in accounting
  principle...................................    3,193        --      *       (42,978)       --      *
                                               --------  --------             --------  --------
   Net (loss)................................. $   (813) $(10,901)            $(51,588) $(30,448)
                                               ========  ========             ========  ========
Other data:
   Broadcast cash flow........................ $ 20,606  $ 20,477      1 %    $ 32,829  $ 31,227      5 %
   EBITDA (adjusted for non-cash stock-
     based compensation)...................... $ 16,836  $ 16,874      -      $ 25,344  $ 24,084      5 %
   Cash flows provided by (used in) operating
     activities............................... $  5,869  $ (1,901)     *      $ 15,455  $ (3,129)     *
   Cash flows (used in) investing activities.. $(49,211) $(13,819)     *      $(80,214) $(44,197)    81 %
   Cash flows provided by financing
     activities............................... $ 33,131  $  1,639      *      $ 54,800  $  2,705      *
   Capital expenditures....................... $  5,623  $  7,602    (26)%    $ 11,527  $ 15,876    (27)%

--------
* not meaningful

   Broadcast cash flow means operating income (loss) before corporate expenses, depreciation and amortization and non-cash stock-based compensation. We have presented broadcast cash flow, which we believe is comparable to the data provided by other companies in the broadcast industry, because such data are commonly used as a measure of performance in our industry.

   EBITDA means broadcast cash flow less corporate expenses and is commonly used in the broadcast industry to analyze and compare broadcast companies on the basis of operating performance, leverage and liquidity. EBITDA, as presented above, may not be comparable to similarly titled measures of other companies unless such measures are calculated in substantially the same fashion.

   Neither broadcast cash flow nor EBITDA should be construed as an alternative to operating income (as determined in accordance with accounting principles generally accepted in the United States of America) as an indicator of operating performance or to cash flows from operating activities (as determined in accordance with accounting principles generally accepted in the United States of America) as a measure of liquidity.

Consolidated Operations

   Net Revenue. Net revenue increased to $62.2 million for the three month period ended June 30, 2002 from $56.9 million for the three month period ended June 30, 2001, an increase of $5.3 million. This increase was primarily attributable to increased advertising sold (referred to as "inventory" in our industry) and increased rates for that inventory sold on the television and radio stations we owned or operated during the entire three month periods ended June 30, 2002 and 2001. These same television and radio stations resulted in a net revenue increase of $6 million, or 14%. The increase was also partially attributable to a full three months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $1.4 million of the increase, and increased print net revenue, which accounted for $0.1 million of the increase. The increases were partially offset by reductions of $1.8 million as a result of reduced outdoor net revenue and $0.4 million as a result of radio stations that were sold in the second half of 2001.

   Net revenue increased to $111.3 million for the six month period ended June 30, 2002, from $100.8 million for the six month period ended June 30, 2001, an increase of $10.5 million. This increase was primarily attributable to increased advertising sold and increased rates for that inventory sold on the television and radio stations we owned or operated during the entire six month periods ended June 30, 2002 and 2001. These same television and radio stations resulted in a net revenue increase of $11 million, or 15%. The increase was also partially attributable to a full six months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $2.8 million of the increase. The increases were partially offset by reductions of $2.6 million as a result of reduced outdoor net revenue and $0.7 million as a result of radio stations that were sold in 2001.

   Direct Operating Expenses. Direct operating expenses increased to $28.6 million for the three month period ended June 30, 2002 from $25.5 million for the three month period ended June 30, 2001, an increase of $3.1 million. This increase was primarily attributable to increases in commissions and national representation fees associated with the increase in net revenue for the television and radio stations we owned or operated during the entire three month periods ended June 30, 2002 and 2001. These same stations resulted in an increase in direct operating expenses of $2.4 million, or 15%. The increase was also partially attributable to a full three months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $0.8 million of the increase, and increased print direct operating expenses, which accounted for $0.2 million of the increase. The increases were partially offset by reductions of $0.1 million as a result of reduced outdoor direct operating expenses and $0.2 million as a result of radio stations that were sold in 2001. As a percentage of net revenue, direct operating expenses increased to 46% for the three month period ended June 30, 2002 from 45% for the three month period ended June 30, 2001. The increase in direct operating expenses as a percentage of net revenue was primarily due to lower outdoor segment revenue with relatively fixed direct operating expenses.

   Direct operating expenses increased to $54.3 million for the six month period ended June 30, 2002, from $48.5 million for the six month period ended June 30, 2001, an increase of $5.8 million. This increase was primarily attributable to increases in commissions and national representation fees associated with the increase in net revenue for the television and radio stations we owned or operated during the entire six month periods ended June 30, 2002 and 2001. These same stations resulted in an increase in direct operating expenses of $4.4 million, or 14%. The increase was also partially attributable to a full six months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $1.6 million of the increase, and increased print direct operating expenses, which accounted for $0.4 million of the increase. The increases were partially offset by reductions of $0.2 million as a result of reduced outdoor direct operating expenses and $0.4 million as a result of radio stations that were sold in 2001. As a percentage of net revenue, direct operating expenses increased to 49% for the six month period ended June 30, 2002 from 48% for the six month period ended June 30, 2001. The increase in direct operating expenses as a percentage of net revenue was primarily due to lower outdoor segment revenue with relatively fixed direct operating expenses.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13 million for the three month period ended June 30, 2002 from $10.9 million for the three month period ended June 30, 2001, an increase of $2.1 million. This increase was primarily attributable to the settlement of a contract dispute with our former radio national representation firm, Interep National Radio Sales, Inc. ("Interep"), which accounted for approximately $1.6 million of the increase. The increase was also attributable to a full three months of operations of our 2001 acquisitions, which accounted for $0.2 million of the increase. The increases were partially offset by reductions of $0.2 million as a result of reduced outdoor selling, general and administrative expenses and $0.1 million as a result of radio stations that were sold in 2001. On a same station basis, excluding the Interep settlement, for the properties we owned or operated during the entire three month periods ended June 30, 2002, and 2001, selling, general and administrative expenses increased $0.6 million, or 8%. This increase was primarily attributable to increased insurance costs and higher bonuses associated with the increase in net revenue. As a percentage of net revenue, selling, general and administrative expenses increased to 21% for the three month period ended June 30, 2002 from 19% for the three month period ended June 30, 2001. The increase in selling, general and administrative expenses as a percentage of net revenue was primarily due to the Interep settlement, which was partially offset by our increased revenue and cost reduction strategies. On a same station basis, excluding the Interep settlement, selling, general and administrative expenses as a percentage of net revenue decreased to 19% for the three month period ended June 30, 2002 from 20% for the three month period ended June 30, 2001.

   Selling, general and administrative expenses increased to $24.1 million for the six month period ended June 30, 2002 from $21 million for the six month period ended June 30, 2001, an increase of $3.1 million. This increase was primarily attributable to the Interep settlement, which accounted for approximately $1.6 million of the increase. The increase was also partially attributable to a full six months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $0.7 million of the increase. The increases were partially offset by reductions of $0.2 million as a result of reduced outdoor and print selling, general and administrative expenses and $0.2 million as a result of radio stations that were sold in 2001. On a same station basis, excluding the Interep settlement, for the properties we owned or operated during the entire six month periods ended June 30, 2002, and 2001, selling general and administrative expenses increased by $1.2 million, or 7%. This increase was primarily attributable to increased marketing and promotions in two large radio markets, increased insurance costs and higher bonuses associated with the increase in net revenue. As a percentage of net revenue, selling, general and administrative expenses increased to 22% for the six month period ended June 30, 2002 from 21% for the six month period ended June 30, 2001. The increase in selling, general and administrative expenses as a percentage of net revenue was primarily due to the Interep settlement, which was partially offset by our increased revenue and cost reduction strategies. On a same station basis, excluding the Interep settlement, selling, general and administrative expenses as a percentage of net revenue decreased to 21% for the six month period ended June 30, 2002 from 22% for the six month period ended June 30, 2001.

   Corporate Expenses. Corporate expenses increased to $3.8 million for the three month period ended June 30, 2002 from $3.6 million for the three month period ended June 30, 2001, an increase of $0.2 million. Corporate expenses increased to $7.5 million for the six month period ended June 30, 2002 from $7.1 million for the six month period ended June 30, 2001, an increase of $0.4 million. These increases were primarily attributable to increased insurance costs and bonuses associated with the increase in EBITDA.

   Depreciation and Amortization. Depreciation and amortization decreased to $7.9 million for the three month period ended June 30, 2002 from $29.2 million for the three month period ended June 30, 2001, a decrease of $21.3 million. This decrease was primarily due to the adoption of SFAS No. 142, which resulted in a decrease of approximately $20.4 million of amortization expense.

   Depreciation and amortization decreased to $14.5 million for the six month period ended June 30, 2002 from $59.8 million for the six month period ended June 30, 2001, a decrease of $45.3 million. The decrease was primarily due to the adoption of SFAS No. 142, which resulted in a decrease of approximately $41 million of amortization expense.

   Non-Cash Stock-Based Compensation. Non-cash stock-based compensation decreased to $0.6 million for the three month period ended June 30, 2002 from $0.8 million for the three month period ended June 30, 2001, a decrease of $0.2 million. Non-cash stock-compensation decreased to $1.6 million for the six month period ended June 30, 2002 from $1.8 million for the six month period ended June 30, 2001, a decrease of $0.2 million. Non-cash stock-based compensation consists primarily of compensation expense relating to restricted and unrestricted stock awards granted to our employees and consultants during the second quarter of 2000.

   Operating Income (Loss). As a result of the above factors, we had operating income of $8.3 million for the three month period ended June 30, 2002 compared to an operating loss of $13.1 million for the three month period ended June 30, 2001. We had operating income of $9.3 million for the six month period ended June 30, 2002 compared to an operating loss of $37.5 million for the six month period ended June 30, 2001. The increases in operating income were primarily due to the decrease in amortization expenses as a result of adopting SFAS
No. 142.

   Interest Expense, Net. Interest expense increased to $5.9 million for the three month period ended June 30, 2002, from $5.6 million for three month period ended June 30, 2001, an increase of $0.3 million. The increase was primarily due to the increased debt level compared to the prior year, as well as the higher rate of interest on the Notes.

   Interest expense increased to $12.5 million for the six month period ended June 30, 2002, from $11.7 million for the six month period ended June 30, 2001, an increase of $0.8 million. The increase was primarily due to higher interest income from the remaining initial public offering proceeds in the prior year, as well as the higher rate of interest on the Notes.

   Net Loss. Net loss decreased to $3.3 million for the three month period ended June 30, 2002 from $12.4 million for the three month period ended June 30, 2001, a decrease of $9.1 million. This decrease was primarily the result of the reduction of amortization expense in the amount of $13.7 million due to the implementation of SFAS No. 142 and the partial reversal of the impairment charge recorded in our outdoor advertising segment in accordance with SFAS
No. 142 in the amount of $3.2 million. Net loss increased to $56.6 million for the six month period ended June 30, 2002 from $33.4 million for the six month period ended June 30, 2001, an increase of $23.2 million. This increase was primarily the result of a write-down relating to our outdoor advertising segment in accordance with SFAS No. 142 in the amount of $43 million. The increases were partially offset by a reduction of the tax effected amortization expense in the amount of $27.4 million due to the implementation of SFAS No. 142.

   Broadcast Cash Flow. Broadcast cash flow increased to $20.6 million for the three month period ended June 30, 2002 from $20.5 million for the three month period ended June 30, 2001, an increase of $0.1 million. On a same station basis, excluding the Interep settlement, for the properties we owned or operated during the entire three month periods ended June 30, 2002 and 2001, broadcast cash flow increased $2.9 million, or 17%. As a percentage of net revenue, broadcast cash flow decreased to 33% for the three month period ended June 30, 2002 from 36% for the three month period ended June 30, 2001. On a same station basis, excluding the Interep settlement, for the properties we owned or operated during the entire three month periods ended June 30, 2002 and 2001, broadcast cash flow as a percentage of net revenue increased to 42% for the three month period ended June 30, 2002 from 41% for the three month period ended June 30, 2001.

   Broadcast cash flow increased to $32.8 million for the six month period ended June 30, 2002 from $31.2 million for the six month period ended June 30, 2001, an increase of $1.6 million. On a same station basis, excluding the Interep settlement, for the properties we owned or operated during the entire six month periods ended June 30, 2002 and 2001, broadcast cash flow increased $5.3 million, or 20%. As a percentage of net revenue, broadcast cash flow decreased to 30% for the six month period ended June 30, 2002 from 31% for the six month period ended June 30, 2001. On a same station basis, excluding the Interep settlement, for the properties we owned or operated during the entire six month periods ended June 30, 2002 and 2001, broadcast cash flow as a percentage of net revenue increased to 38% from the six month period ended June 30, 2002 from 36% for the six month period ended June 30, 2001.

   EBITDA. EBITDA decreased to $16.8 million for the three month periods ended June 30, 2002 from $16.9 for the three month period ended June 30, 2001, a decrease of $0.1 million. On a same station basis, excluding the Interep settlement, for the properties we owned or operated during the entire three month periods ended June 30, 2002 and 2001, EBITDA increased $2.8 million, or 20%. As a percentage of net revenue, EBITDA decreased to 27% for the three month period ended June 30, 2002 from 30% for the three month period ended June 30, 2001. On a same station basis, excluding the Interep settlement, for the properties we owned or operated during the entire three month periods ended June 30, 2002 and 2001, EBITDA as a percentage of net revenue increased to 34% for the three month period ended June 30, 2002 from 33% for the three month period ended June 30, 2001.

   EBITDA increased to $25.3 million for the six month period ended June 30, 2002 from $24.1 million for the six month period ended June 30, 2001, an increase of $1.2 million. On a same station basis, excluding the Interep settlement, for the properties we owned or operated during the entire six month periods ended June 30, 2002 and 2001, EBITDA increased $5 million, or 25%. As a percentage of net revenue, EBITDA decreased to 23% for the six month period ended June 30, 2002 from 24% for the six month period ended June 30, 2001. On a same station basis, excluding the Interep settlement, for the properties we owned or operated during the entire six month periods ended June 30, 2002 and 2001, EBITDA as a percentage of net revenue increased to 29% for the six month period ended June 30, 2002 from 27% for the six month period ended June 30, 2001.

Segment Operations

  Television

   Net Revenue. Net revenue in our television segment increased to $29.2 million for the three month period ended June 30, 2002 from $24.4 million for the three month period ended June 30, 2001, an increase of $4.8 million. This increase was primarily attributable to a combination of an increase in rates and inventory sold on the stations we owned or operated during the entire three month periods ended June 30, 2002 and 2001. These same stations resulted in a net revenue increase of $3.4 million, or 14%. The increase was also attributable to a full three months of operations of our 2001 acquisitions, which accounted for $0.9 million of the increase, and our Telefutura affiliates in markets where we currently operate a Univision station, which accounted for $0.5 million of the increase.

   Net revenue increased to $53.2 million for the six month period ended June 30, 2002, from $44.2 million for the six month period ended June 30, 2001, an increase of $9 million. This increase was primarily attributable to a combination of an increase in rates and inventory sold on the stations we owned or operated during the entire six month periods ended June 30, 2002 and 2001. These same stations resulted in a net increase of $6.3 million, or 14%. The increase was also attributable to a full six months of operations of our 2001 acquisitions, which accounted for $2 million of the increase and our Telefutura affiliates, which accounted for $0.7 million of the increase.

   Direct Operating Expenses. Direct operating expenses in our television segment increased to $12.1 million for the three month period ended June 30, 2002 from $10 million for the three month period ended June 30, 2001, an increase of $2.1 million. This increase was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, an increase in the cost of ratings services and an increase in the amortization of syndication contracts for the stations we owned or operated during the entire three month periods ended June 30, 2002 and 2001. These same stations resulted in an increase in direct operating expenses of $1.3 million. The increase was also attributable to a full three months of operations of our 2001 acquisitions, which accounted for $0.4 million of the increase, and our Telefutura affiliates, which accounted for $0.4 million of the increase.

   Direct operating expenses in our television segment increased to $23.1 million for the six month period ended June 30, 2002 from $19 million for the six month period ended June 30, 2001, an increase of $4.1 million. This increase was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, an increase in the cost of ratings services and an increase in the amortization of syndication contracts for the stations we owned or operated during the entire six month periods ended June 30, 2002 and 2001. These same stations resulted in an increase in direct operating expenses of $2.5 million. The increase was also attributable to a full six months of operations of our 2001 acquisitions, which accounted for $1 million of the increase and our Telefutura affiliates, which accounted for $0.6 million of the increase.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $4.8 million for the three month period ended June 30, 2002 from $4.7 million for the three month period ended June 30, 2002, an increase of $0.1 million. This increase was primarily attributable to a full three months of operations of our 2001 acquisitions, which accounted for $0.2 million of the increase. On a same station basis, for the stations we owned or operated during the entire three month periods ended June 30, 2002 and June 30, 2001, selling, general and administrative expenses decreased $0.1 million. This decrease was primarily attributable to reduced expenses as a result of our joint marketing and programming agreement with Televisa in San Diego, which was partially offset by increased insurance costs.

   Selling, general and administrative expenses in our television segment increased to $9.9 million for the six month period ended June 30, 2002 from $9.1 million for the six month period ended June 30, 2001, an increase of $0.8 million. This increase was attributable to a full six months of operations of our 2001 acquisitions, which accounted for $0.7 million of the increase and our Telefutura affiliates, which accounted for $0.1 million of the increase. On a same stations basis, for the stations we owned or operated during the entire six month periods ended June 30, 2002 and 2001, selling, general and administrative expenses were flat.

  Radio

   Net Revenue. Net revenue in our radio segment increased to $20.3 million for the three months ended June 30, 2002 from $18.1 million for the three month period ended June 30, 2001, an increase of $2.2 million. This increase was primarily attributable to the efforts of our new national radio sales representative, Lotus/Entravision Reps, for the stations we owned or operated during the entire three month periods ended June 30, 2002 and 2001. These same stations resulted in a net revenue increase of $2.6 million, or 15%. This increase was partially offset by a reduction in net revenue of $0.4 million as a result of stations that were sold in the second half of 2001.

   Net revenue in our radio segment increased to $35.1 million for the six months ended June 30, 2002 from $31.1 million for the six month period ended June 30, 2001, an increase of $4 million. This increase was primarily attributable to the efforts of our new national radio sales representative, Lotus/Entravision Reps, for the stations we owned or operated during the entire six month periods ended June 30, 2002 and 2001. These same stations resulted in a net revenue increase of $4.7 million, or 15%. This increase was partially offset by a reduction in net revenue of $0.7 million as a result of stations that were sold in 2001.

   Direct Operating Expenses. Direct operating expenses in our radio segment increased to $7.7 million for the three month period ended June 30, 2002 from $6.8 million for the three month period ended June 30, 2001, an increase of $0.9 million. This increase was primarily attributable to the commission expense and national representation fees associated with the increase in net revenue for the stations we owned or operated during the entire three month periods end June 30, 2002 and 2001. These same stations resulted in an increase in direct operating expense of $1.1 million. This increase was partially offset by a reduction in direct operating expenses of $0.2 million as a result of stations that were sold in 2001.

   Direct operating expenses in our radio segment increased to $14.2 million for the six month period ended June 30, 2002 from $12.7 million for the six month period ended June 30, 2001, an increase of $1.5 million. This increase was primarily attributable to the commission expense and national representation fees associated with the increase in net revenue for the stations we owned or operated during the entire six month periods end June 30, 2002 and 2001. These same stations resulted in an increase in direct operating expenses of $1.9 million. This increase was partially offset by a reduction in direct operating expenses of $0.4 million as a result of stations that were sold in 2001.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $6.3 million for the three month period ended June 30, 2002 from $4.1 million for the three month period ended June 30, 2001, an increase of $2.2 million. This increase was primarily attributable to the Interep settlement, which accounted for $1.6 million of the increase. On a same station basis, excluding the Interep settlement, for the stations we owned or operated during the entire three month periods ended June 30, 2002 and 2001, selling, general and administrative expenses increased $0.7 million, which was primarily attributable to increased insurance costs and higher bonuses associated with the increase in net revenue. These increases were partially offset by a reduction in selling, general and administrative expenses of $0.1 million as a result of stations that were sold in 2001.

   Selling, general and administrative expenses in our radio segment increased to $10.5 million for the six month period ended June 30, 2002 from $8 million for the six month period ended June 30, 2001, an increase of $2.5 million. This increase was primarily attributable to the Interep settlement, which accounted for $1.6 million of the increase. On a same station basis, excluding the Interep settlement, for the stations we owned or operated during the entire six month periods ended June 30, 2002 and 2001, selling, general and administrative expenses increased $1.1 million. The increase was primarily attributable to increased marketing and promotions in two large markets facing new competition, increased insurance costs and higher bonuses. These increases were offset by a reduction in selling, general and administrative expenses of $0.2 million as a result of stations that were sold in 2001.

  Outdoor

   Net Revenue. Net revenue for our outdoor segment decreased to $7.4 million for the three month period ended June 30, 2002 from $9.2 million for the three month ended June 30, 2001, a decrease of $1.8 million. This decrease was primarily attributable to a decline in the number of billboards sold and a decrease in average rates during the period. We believe that revenue from our billboards will increase during the second half of 2002.

   Net revenue for our outdoor segment decreased to $13.2 million for the six month period ended June 30, 2002 from $15.8 million for the six month period ended June 30, 2001, a decrease of $2.6 million. This decrease was primarily attributable to a decline in the number of billboards sold and a decrease in average rates during the period. We believe that revenue from our billboards will increase during the second half of 2002.

   Direct Operating Expenses. Direct operating expenses for our outdoor segment decreased to $5 million for the three month period ended June 30, 2002 from $5.2 million for the three month period ended June 30, 2001, a decrease of $ 0.2 million. The decrease was primarily attributable to the decline in installation activity relating to lower occupancy during the period.

   Direct operating expenses for our outdoor segment decreased to $9.7 million for the six month period ended June 30, 2002 from $9.9 million for the six month period ended June 30, 2001, a decrease of $0.2 million. The decrease was primarily attributable to the decline in installation activity relating to lower occupancy during the period.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses for our outdoor segment decreased to $1 million for the three month period ended June 30, 2002 from $1.2 million for the three month period ended June 30, 2001, a decrease of $0.2 million. This decrease was primarily attributable to lower sales commission arising from lower revenue during the period.

   Selling, general and administrative expense for our outdoor segment decreased to $2 million for the six month period ended June 30, 2002 from $2.1 million for the six month period ended June 30, 2001, a decrease of $0.1 million. This decrease was primarily attributable to lower sales commission arising from lower revenue during the period.

  Publishing

   Net Revenue. Net revenue in our publishing segment increased to $5.1 million for the three month period ended June 30, 2002 from $5 million for the three month period ended June 30, 2001, an increase of $0.1 million.

   Net revenue in our publishing segment was $9.7 million for the six month periods ended June 30, 2002 and June 30, 2001.

   Direct Operating Expenses. Direct operating expenses in our publishing segment increased to $3.7 million for the three month period ended June 30, 2002 from $3.5 million for the three month period ended June 30, 2001, an increase of $0.2 million. This increase was primarily attributable to contractual wage increases, insurance increases and higher distribution expense.

   Direct operating expenses in our publishing segment increased to $7.3 million for the six month period ended June 30, 2002 from $6.9 million for the six month period ended June 30, 2001, an increase of $0.4 million. This increase was due to contractual wage increases, insurance increases and higher distribution expense.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses in our publishing segment were $0.9 million for the three month periods ended June 30, 2002 and June 30, 2001.

   Selling, general and administrative expenses in our publishing segment decreased to $1.7 million for the six month period ended June 30, 2002 from $1.8 million for the six month period ended June 30, 2001, a decrease of $0.1 million. This decrease was due to lower promotion expense.

Liquidity and Capital Resources

   Our primary sources of liquidity are cash provided by operations and available borrowings under our bank credit facility. We have a $400 million credit facility which is comprised of a $250 million revolver, and a $150 million uncommitted loan facility expiring in 2007. Our bank credit facility is secured by substantially all of our assets as well as the pledge of the stock of several of our subsidiaries including our special purpose subsidiaries formed to hold our Federal Communications Commission ("FCC") licenses. The revolving facility bears interest at LIBOR (1.88% at June 30, 2002) plus a margin ranging from 0.875% to 3.25% based on our leverage. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. As of June 30, 2002, $35 million was outstanding under our bank credit facility, as described below.

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

   Acquisitions having an aggregate maximum consideration during the term of our credit agreement of greater than $25 million but less than or equal to $100 million are conditioned on delivery to the agent bank of a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised projections for those acquisitions. For acquisitions having an aggregate maximum consideration during the term of our credit agreement in excess of $100 million, majority lender consent of the bank group is required. We can draw on our revolving credit facility without prior approval for working capital needs and acquisitions less than $25 million.

   On February 8, 2002, we retired a $37.5 million note payable with the issuance of approximately 3.6 million shares of our Class A common stock and approximately $0.3 million in cash.

   On March 18, 2002, we issued the Notes, which bear interest at 8.125% per year, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2002. The net proceeds from the Notes were used to pay all indebtedness outstanding under our bank credit facility and for general corporate purposes.

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

   Net cash flow provided by operating activities was approximately $15.5 million for the six month period ended June 30, 2002, from cash used of approximately $3.1 million for the six month period ended June 30, 2001.

   Net cash flow used in investing activities was approximately $80.2 million for the six month period ended June 30, 2002, compared to $44.2 million for the six month period ended June 30, 2001. During the six month period ended June 30, 2002, we acquired media properties for a total of approximately $67.1 million, consisting primarily of radio station KXPK-FM in Denver, Colorado for $47.7 million and a television station in El Paso,

Texas for approximately $18 million. We made a deposit for radio station KTCY-FM in Dallas, Texas for $1.8 million and made capital expenditures of approximately $11.5 million.

   Net cash flow from financing activities was approximately $54.8 million for the six month period ended June 30, 2002 compared to $2.7 million for the six month period ended June 30, 2001. During the six month period ended June 30, 2002, we received net proceeds from the sale of our Notes of $217.2 million and used a portion of those proceeds to repay our indebtedness under our bank credit facility in the amount of $199.1 million, and payments made on other long-term liabilities in the amount of $1.1 million. Additionally, we borrowed $35 million from our bank credit facility for acquisitions and received net proceeds from the exercise of stock options and from shares issued under the 2001 Employee Stock Purchase Plan (the "Purchase Plan") in the amount of approximately $2.8 million.

   During the remainder of 2002, we anticipate our capital expenditures, including digital, will be approximately $6 million. We anticipate paying for these capital expenditures out of net cash flow from operating activities. The amount of these capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions.

   We currently anticipate that funds generated from operations and available borrowings under our credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

   We continually review, and are currently reviewing, opportunities to acquire additional television and radio stations as well as other opportunities targeting the Hispanic market in the United States. We expect to finance any future acquisitions through funds generated from operations and borrowings under our credit facility and through additional debt and equity financing. Any additional financing, if needed, might not be available to us on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and our acquisition strategy. If additional funds were raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our Class A common stock.

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

   On April 4, 2001, our Board of Directors adopted the Purchase Plan. The Purchase Plan was approved by our stockholders on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Purchase Plan, the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the next ten calendar years, beginning January 1, 2002. All of our employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. The first offering period under the Purchase Plan commenced on August 15, 2001 and concluded on February 14, 2002. As of June 30, 2002, approximately 44,756 shares were purchased under the Purchase Plan.

   On May 9, 2002, we filed a registration statement with the SEC to register up to $500 million of equity and debt securities, which we may offer from time to time. That registration statement has been declared effective by the SEC. We have not yet issued any securities under the registration statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

   Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. Periodically, we may be required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes. Our bank credit facility requires us to maintain an interest rate protection agreement if we exceed certain leverage ratios as defined in our credit agreement.

Interest Rates

   Our revolving facility loan bears interest at a variable rate at LIBOR (1.88% as of June 30, 2002) plus a margin ranging from 0.875% to 3.25% based on our leverage. As of June 30, 2002, we had $35 million of variable rate bank debt outstanding and we were not required to hedge any of our outstanding variable rate debt by using an interest rate cap.

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

   None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   We held our annual meeting of stockholders on May 16, 2002. At that meeting, our stockholders:

      1. Elected ten directors, consisting of eight directors elected by our Class A and Class B stockholders and two directors elected by our Class C stockholders:

         Name                                         For     Withheld
         ----                                     ----------- ---------
         Walter F. Ulloa (a)..................... 317,795,072 5,464,686
         Philip C. Wilkinson (a)................. 317,794,922 5,464,836
         Paul A. Zevnik (a)...................... 322,082,311 1,177,447
         Darryl B. Thompson (a).................. 322,083,311 1,176,447
         Amador S. Bustos (a).................... 322,067,911 1,191,847
         Michael S. Rosen (a).................... 322,216,961 1,042,797
         Esteban E. Torres (a)................... 322,216,941 1,042,817
         Patricia Diaz Dennis (a)................ 322,175,111 1,084,647
         Andrew W. Hobson (b)....................  21,983,392         0
         Michael D. Wortsman (b).................  21,983,392         0

       -
      (a) Messrs. Ulloa, Wilkinson, Zevnik, Thompson, Bustos, Rosen and Torres and Ms. Diaz Dennis were elected by our Class A and Class B stockholders, voting together as a class.
      (b) Messrs. Hobson and Wortsman were elected by our Class C stockholder. Messrs. Hobson and Wortsman resigned as Class C directors on August 5, 2002.

      2. Ratified the appointment of McGladrey & Pullen, LLP, as our independent auditors for the current fiscal year:

                          Votes For....... 346,006,891
                          Votes Against...   1,223,442
                          Abstentions.....      12,817
                          Broker Non-Votes           0

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

   The following exhibits are attached hereto and filed herewith:

      99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
   (S)1350

      99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
   (S)1350

   (b)  Reports on Form 8-K

      After the end of the quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K with the SEC on August 5, 2002, announcing the resignation of Messrs. Hobson and Wortsman as Class C directors.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ENTRAVISION
                                         COMMUNICATIONSCORPORATION

                                         By:         /s/  JEANETTE TULLY
                                             -----------------------------------
                                                       Jeanette Tully
                                             Executive Vice President, Treasurer
                                                 and Chief Financial Officer

Dated: August 14, 2002