Form 10-Q
period 2002-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2002-11-14
CIK 1109116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER 1-15997

ENTRAVISION COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4783236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2425 Olympic Boulevard, Suite 6000 West Santa Monica, California 90404
(Address of principal executive offices) (Zip Code)

(310) 447-3870
(Registrant’s telephone number, including area code)

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

          As of November 8, 2002, there were 70,160,332 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 21,983,392 shares, $0.0001 par value per share, of the registrant’s Class C common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

Forward-Looking Statements

          This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

          Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

          Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	industry-wide market factors and regulatory developments affecting our operations;

•	our ability to execute our acquisition strategy and successfully integrate recent and future acquisitions;

•	cancellations or reductions of advertising, whether due to a general economic downturn or otherwise;

•	intense competition in the advertising industry; and

•	risks related to our history of operating losses, our substantial indebtedness or our ability to raise capital.

          For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,174	$19,013
Receivables:
Trade, net of allowance for doubtful accounts of 2002 $4,522; 2001 $4,851 (including amounts due from Univision of 2002 $823; 2001 $599)	49,449	44,143
Prepaid expenses and other current assets (including amounts due from related parties of 2002 $812; 2001 $1,189)	6,339	6,308
Deferred taxes	5,256	4,487

Total current assets	73,218	73,951
Property and equipment, net	183,072	181,135
Intangible assets subject to amortization, net	137,208	59,805
Intangible assets not subject to amortization, net	949,826	851,935
Goodwill, net	283,826	361,679
Other assets (including amounts due from related parties of 2002 $634; 2001 $322; and deposits on acquisitions of 2002 $1,811; 2001 $431)	14,780	7,012

	$1,641,930	$1,535,517

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,363	$3,341
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of 2002 $2,547; 2001 $1,699, which includes amounts due to Univision of 2002 $1,674; 2001 $1,145)	23,400	25,210

Total current liabilities	24,881	28,669
Notes payable, less current maturities	308,682	249,428
Other long-term liabilities	1,923	2,313
Deferred taxes	189,599	176,992

Total liabilities	525,085	457,402

Commitments and contingencies
Series A mandatorily redeemable convertible preferred stock, $0.0001 par value, 11,000,000 shares authorized; shares issued and outstanding 2002 and 2001 5,865,102	98,268	90,720

Stockholders’ equity
Preferred stock, $0.0001 par value, 39,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued 2002 70,164,035, 2001 66,147,794	7	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2002 and 2001 27,678,533	3	3
Class C common stock, $0.0001 par value, 25,000,000 shares authorized; shares issued and outstanding 2002 and 2001 21,983,392	2	2
Additional paid-in capital	1,142,286	1,097,617
Deferred compensation	(1,433)	(3,175)
Accumulated deficit	(122,288)	(107,059)

	1,018,577	987,395
Treasury stock, Class A common stock, $0.0001 par value, 2002 5,101 shares; 2001 3,684 shares	—	—

Total stockholders’ equity	1,018,577	987,395

	$1,641,930	$1,535,517

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,

	2002	2001	2002	2001

Net revenue (including amounts from Univision of $260, $161, $730 and $947)	$64,682	$54,468	$175,970	$155,286

Expenses:
Direct operating expenses (including related parties representation fees of $2,071, $1,138, $5,697 and $3,340)	29,549	26,164	83,867	74,715
Selling, general and administrative expenses (excluding non- cash stock-based compensation of $175, $174, $536 and $522)	13,373	11,072	37,514	32,112
Corporate expenses (excluding non-cash stock-based compensation of $722, $490, $1,963 and $1,896, and including related parties of $0, $53, $0 and $210)	4,591	4,530	12,076	11,673
Non-cash stock-based compensation	897	664	2,499	2,418
Depreciation and amortization (includes direct operating of $13,500, $26,798, $27,421 and $83,508, and corporate of $306, $1,386, $871 and $4,456)	13,806	28,184	28,292	87,964

	62,216	70,614	164,248	208,882

Operating income (loss)	2,466	(16,146)	11,722	(53,596)
Interest expense	(5,995)	(5,267)	(18,625)	(18,034)
Gain (loss) on sale of assets	(349)	—	(707)	1,668
Interest income	8	153	134	1,192

Loss before income taxes	(3,870)	(21,260)	(7,476)	(68,770)
Income tax (expense) benefit	4,704	7,695	(300)	24,757

Net income (loss) before equity in earnings of nonconsolidated affiliates	834	(13,565)	(7,776)	(44,013)
Equity in net earnings of nonconsolidated affiliates	95	67	95	67

Net income (loss)	929	(13,498)	(7,681)	(43,946)
Accretion of preferred stock redemption value	2,584	1,570	7,548	4,532

Net loss applicable to common stock	$(1,655)	$(15,068)	$(15,229)	$(48,478)

Net loss per share, basic and diluted	$(0.01)	$(0.13)	$(0.13)	$(0.42)

Weighted average common shares outstanding, basic and diluted	119,633,081	115,447,705	118,926,100	115,144,366

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine-Month Period Ended September 30,

	2002	2001

Cash Flows from Operating Activities:
Net loss	$(7,681)	$(43,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,292	87,964
Deferred income taxes	(357)	(24,743)
Amortization of debt issue costs	4,261	963
Amortization of syndication contracts	385	811
Equity in net earnings of nonconsolidated affiliates	(95)	(67)
Non-cash stock-based compensation	2,499	2,418
Loss (gain) on sale of media property and other assets	843	(1,667)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(6,470)	(5,159)
Increase in prepaid expenses and other assets	(1,926)	(2,927)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,173	(6,240)

Net cash provided by operating activities	21,924	7,407

Cash Flows from Investing Activities:
Proceeds from disposal of equipment	1,341	2,739
Purchases of property and equipment	(16,070)	(21,135)
Cash deposits and purchase price on acquisitions	(104,019)	(43,378)

Net cash used in investing activities	(118,748)	(61,774)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,439	4,048
Principal payments on notes payable	(204,287)	(1,936)
Proceeds from borrowing on notes payable	299,011	—
Payments of deferred debt and offering costs	(8,178)	—

Net cash provided by financing activities	89,985	2,112

Net decrease in cash and cash equivalents	(6,839)	(52,255)
Cash and Cash Equivalents:
Beginning	19,013	69,224

Ending	$12,174	$16,969

Supplemental Disclosures of Cash Flow Information:
Cash Payments for:
Interest	$14,496	$14,469

Income taxes	$1,430	$363

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment acquired under capital lease obligations and included in accounts payable	$124	$531

Repayment of note payable and related accrued interest payable with the issuance of Class A common shares	$40,641	$—

Assets Acquired in Business Combinations and Asset Acquisitions:
Other assets	$9	$—
Property and equipment	4,678	2,253
Intangible assets	98,562	131,955
Current liabilities	(27)	(576)
Deferred taxes	—	(73,498)
Estimated fair value of properties exchanged	—	(14,528)
Less cash deposits from prior year	(710)	(2,476)

Net cash paid	$102,512	$43,130

Exercise of options granted in business combinations	$805	$1,036

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2002

1. BASIS OF PRESENTATION

          The condensed consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain items in the December 31, 2001 balance sheet and statement of operations have been reclassified in order to conform to the current year presentation, with no effect on equity, net loss or net loss per share. Except for the effects of the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets,” the unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2002 or any other future period.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     Earnings Per Share

          Basic earnings per share is computed as net income (loss) less accretion of the redemption value on Series A mandatorily redeemable convertible preferred stock, divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from shares issuable through options and convertible securities.

          For the three- and nine-month periods ended September 30, 2002, all dilutive securities have been excluded because their inclusion would have had an antidilutive effect on earnings per share. As of September 30, 2002, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive are as follows: 6,893,694 stock options, 161,574 unvested stock grants subject to repurchase and 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock.

     Completed and Pending Acquisitions

          During the nine-month period ended September 30, 2002, the Company acquired four television stations – one in each of El Paso, Texas, Corpus Christi, Texas, San Angelo, Texas and Salinas-Monterey, California – for an aggregate purchase price of  approximately $19.4 million. Additionally, the Company acquired three radio stations – one in each of Denver, Colorado, Aspen, Colorado and Dallas, Texas – for an aggregate purchase price of approximately $83.3 million. None of these acquisitions was considered a business.

          On May 20, 2002, the Company entered into a definitive agreement with Univision Communications Inc. ("Univision") to exchange the assets of the Company’s television station KEAT-LP in Amarillo, Texas for the assets of Univision's station WUTH-CA in Hartford, Connecticut. This transaction closed on October 1, 2002.

          On June 27, 2002, the Company entered into a definitive agreement to acquire radio station KRCY-FM in Las Vegas, Nevada for approximately $6 million in cash. This acquisition is expected to close in December 2002. The Company has agreed to pay an additional $6 million to the seller if the station’s city of license is changed.

          In September 2002, the Company entered into a definitive agreement with Univision to acquire five low-power television stations in Santa Barbara, California for an aggregate purchase price of approximately $2.4 million. This acquisition is expected to close in December 2002.

          Intangible assets acquired in connection with these 2002 acquisitions are as follows:

Intangible assets subject to amortization:
Presold advertising contracts, amortized over one year	$498
Favorable lease rights, amortized over the terms of the underlying lease of approximately 11 years	281

779
Intangible assets not subject to amortization, FCC licenses	97,783

$98,562

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2002

     Pro Forma Results

          The following unaudited pro forma results of continuing operations give effect to the Company’s 2001 business acquisitions as if they had occurred on January 1, 2000. There were no business acquisitions during the nine months ended September 30, 2002. The unaudited pro forma results have been prepared using the historical financial statements of the Company and each acquired entity if considered a business. The unaudited pro forma results give effect to certain adjustments including amortization of goodwill, if acquired before June 30, 2001, amortization of intangible assets, depreciation of property and equipment, interest expense and the related tax effects as if the Company had been a tax paying entity since January 1, 2000 (in thousands, except per share amounts).

	Three-Month Period Ended September 30, 2001	Nine-Month Period Ended September 30, 2001

Net revenue	$54.5	$155.3
Net loss	(15.2)	(48.8)
Basic and diluted net loss per share	$(0.13)	$(0.42)

          The above unaudited pro forma financial information does not purport to be indicative of the results of operations had the 2001 acquisitions actually taken place on January 1, 2000, nor is it intended to be a projection of future results or trends.

3. STOCK OPTIONS AND GRANTS

     2000 Omnibus Equity Incentive Plan

          The Company’s 2000 Omnibus Equity Incentive Plan (the “Plan”) allows for the award of up to 11,500,000 shares of Class A common stock. Awards under the Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or stock units. The Plan is administered by a committee that is appointed by the Company’s Board of Directors. This committee determines the type, number, vesting requirements and other features and conditions of such awards.

          The Company granted a total of 1,931,612 stock options in the first nine months of 2002 to various employees, consultants and non-employee directors of the Company under the Plan.

4. NEW ACCOUNTING PRONOUNCEMENTS

          On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. While amortization of indefinite life intangible assets and goodwill will no longer be reflected as a charge in the Company’s financial statements, amortization related to certain of these intangibles will continue to be deductible for income tax purposes. Amortization expense related to the Company’s indefinite life intangible assets and goodwill for the three- and nine-month periods ended September 30, 2001 was $13.6 million and $40.8 million, respectively, net of tax.

          In connection with the adoption of SFAS No. 142, the Company performed its transitional goodwill impairment evaluation, which required an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, January 1, 2002. Initially, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities (including goodwill) to those reporting units as of the date of adoption. All existing goodwill at the date that SFAS No. 142 was adopted was assigned to one or more reporting units in a reasonable and supportable manner as prescribed by the standard. The Company had until June 30, 2002, to complete step one of the impairment testing by assessing the fair value of each reporting unit and comparing it to the reporting unit’s carrying value.

          In the first quarter of 2002, management determined each of the Company's operating segments to be a reporting unit, completed step one and began its step two procedures to test the potential impairment of goodwill as of January 1, 2002. Using a discounted cash flow approach, the fair value of the outdoor reporting unit was determined to be less than its carrying value. Management made a reasonable estimate of the fair value of the underlying assets, including property and equipment, customer list and the implied fair value of goodwill. Based on this assessment, management believed there was a probable impairment to goodwill which was estimated at $46 million, net of tax. As a result of its step two assessment, management engaged an independent appraiser to value the outdoor reporting unit in order to verify its internal valuation and also to value the outdoor customer list intangible.

          In the third quarter of 2002, the independent appraiser completed its valuation of the Company’s outdoor customer list. It was then determined that the fair value of the customer list was significantly less than its carrying value and that the implied fair value of the outdoor reporting unit's goodwill actually exceeded its carrying value. Accordingly, the estimated impairment charge recorded in the first quarter has been restated to reflect no impairment charge.

          As a result of the impairment testing of goodwill and the obtaining of evidence that the fair value of the customer list was less than its carrying value, the Company evaluated whether there was any impairment to the customer list intangible as prescribed in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The outdoor reporting unit is the lowest level of separately identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. The net cash flows generated from the assets of the outdoor reporting unit are aggregated because of the revenue dependency upon all of the reporting unit's assets, a large proportion of shared operating activities and costs, and the management structure.

          Based on the estimated future undiscounted cash flows of the outdoor reporting unit exceeding the carrying value of the assets in the reporting unit, there is no impairment of the customer list intangible. As a result of this analysis, management has revised downward its estimate of the remaining useful life of the customer base in the outdoor reporting unit from 13 years to eight years. The effect on net income due to this change in estimate for the three- and nine-month periods ending September 30, 2002 is $0.9 million, or $0.01 per share.

          The following is a reconciliation of reported net loss applicable to common stock to net loss applicable to common stock adjusted for amortization of goodwill and other indefinite life intangible assets, net of tax and the related per share amounts (in thousands, except per share amounts):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,

	2002	2001	2002	2001

Reported net loss applicable to common stock	$(1,655)	$(15,068)	$(15,229)	$(48,478)
Add back:
Goodwill amortization	—	4,333	—	11,868
Other indefinite life intangible asset amortization	—	9,248	—	28,883

Adjusted net loss applicable to common stock	$(1,655)	$(1,487)	$(15,229)	$(7,727)

Reported net loss applicable to common stock per share	$(0.01)	$(0.13)	$(0.13)	$(0.42)
Add back:
Goodwill amortization	—	0.04	—	0.10
Other indefinite life intangible asset amortization	—	0.08	—	0.25

Adjusted net loss applicable to common stock per share	$(0.01)	$(0.01)	$(0.13)	$(0.07)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2002

          The change in the carrying amount of goodwill for the nine-month period ended September 30, 2002 is as follows (in thousands):

	Television	Radio	Outdoor	Publishing	Total

Balance as of January 1, 2002	$34,034	$176,720	$150,925	$—	$361,679
Reclassification of customer base intangible asset subject to amortization	—	—	(90,400)	—	(90,400)
Purchase accounting adjustment for deferred income taxes	2,234	10,338	564	—	13,136
Other	180	(755)	(14)	—	(589)

Balance as of September 30, 2002	$36,448	$186,303	$61,075	$—	$283,826

          The composition of the Company’s intangible assets and associated accumulated amortization is as follows as of September 30, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets not subject to amortization:
FCC licenses			$702,448
Television network affiliation agreements			46,517
Time brokerage agreements			40,798
Radio network			160,063

Total			$949,826

Intangible assets subject to amortization:
Customer base	$136,652	$20,085	$116,567
Other	48,824	28,183	20,641

Total	$185,476	$48,268	$137,208

          The aggregate amount of amortization expense for the nine-month periods ended September 30, 2002 and 2001 totaled $11.5 million and $74.2 million, respectively. Estimated amortization expense for each of the years ending December 31, 2002 through 2006 is approximately $20 million per year.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2002

5. SEGMENT INFORMATION

          Management has determined that the Company operates in four reportable segments:  television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing.

     Television Broadcasting

          The Company owns and/or operates 42 primary television stations located primarily in the southwestern United States, consisting primarily of Univision affiliates.

     Radio Broadcasting

          The Company owns and/or operates 54 radio stations (39 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas.

     Outdoor Advertising

          The Company owns approximately 11,400 billboards located primarily in Los Angeles and New York.

     Newspaper Publishing

          The Company’s newspaper publishing operation consists of a publication in New York.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
September 30, 2002

RESULTS OF OPERATIONS

          Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2002 and 2001. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period Ended September 30,		% Change	Nine-Month Period Ended September 30,		% Change

	2002	2001		2002	2001

Net revenue
Television	$29,426	$22,916	28%	$82,672	$67,163	23%
Radio	21,203	17,826	19%	56,348	48,936	15%
Outdoor	8,954	8,797	2%	22,128	24,560	(10)%
Publishing	5,099	4,929	3%	14,822	14,627	1%

Consolidated	64,682	54,468	19%	175,970	155,286	13%

Direct operating expenses
Television	12,522	9,816	28%	35,607	28,771	24%
Radio	7,877	7,077	11%	22,109	19,845	11%
Outdoor	5,392	5,611	(4)%	15,139	15,541	(3)%
Publishing	3,758	3,660	3%	11,012	10,558	4%

Consolidated	29,549	26,164	13%	83,867	74,715	12%

Selling, general and administrative expenses
Television	5,662	4,556	24%	15,573	13,663	14%
Radio	5,600	4,602	22%	16,123	12,614	28%
Outdoor	1,095	1,018	8%	3,074	3,087	0%
Publishing	1,016	896	13%	2,744	2,748	0%

Consolidated	13,373	11,072	21%	37,514	32,112	17%

Depreciation and amortization
Television	3,000	7,583	(60)%	9,027	22,028	(59)%
Radio	3,015	15,623	(81)%	6,164	50,405	(88)%
Outdoor	7,655	4,843	58%	12,694	14,484	(12)%
Publishing	136	135	1%	407	1,047	(61)%

Consolidated	13,806	28,184	(51)%	28,292	87,964	(68)%

Segment operating profit (loss)
Television	7,142	961	*	21,365	2,701	*
Radio	5,811	(9,476)	*	13,052	(33,928)	*
Outdoor	(5,188)	(2,675)	94%	(8,779)	(8,552)	3%
Publishing	189	238	(21)%	659	274	141%

Consolidated	7,954	(10,952)	*	26,297	(39,505)	*

Corporate expenses	4,591	4,530	1%	12,076	11,673	3%
Non-cash stock-based compensation	897	664	35%	2,499	2,418	3%

Operating income (loss)	$2,466	$(16,146)	*	$11,722	$(53,596)	*

Total assets
Television	$393,937	$438,999		$393,937	$438,999
Radio	980,241	835,053		980,241	835,053
Outdoor	260,302	275,680		260,302	275,680
Publishing	7,450	7,563		7,450	7,563

Consolidated	$1,641,930	$1,557,295		$1,641,930	$1,557,295

Capital expenditures
Television	$3,406	$5,171		$11,218	$19,651
Radio	1,220	573		4,466	1,715
Outdoor	38	46		489	241
Publishing	3	—		21	59

Consolidated	$4,667	$5,790		$16,194	$21,666

*   Not meaningful.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          We generate revenue from sales of national and local advertising time on television and radio stations and advertising on our billboards and in our publication. Advertising rates are, in large part, based on each media’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and outdoor advertising services and publishing services are provided. We incur commission expense from agencies on local, regional and national advertising. Our revenue reflects deductions from gross revenue for commissions to these agencies. Univision currently owns approximately 31% of our common stock.

          We operate in four reportable segments: television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. We own and/or operate 42 primary television stations that are located primarily in the southwestern United States. We own and/or operate 54 radio stations (39 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 11,400 billboards located primarily in Los Angeles and New York. Our newspaper publishing operation consists of a publication in New York.

          Our net revenue for the nine-month period ended September 30, 2002 was $176 million. Of that amount, revenue generated by our television segment accounted for 47%; revenue generated by our radio segment accounted for 32%; revenue generated by our outdoor segment accounted for 13%; and revenue generated by our publishing segment accounted for 8%.

          Several factors may adversely affect our performance in any given period. Seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by both local and national advertisers. Our business is also affected by general trends in the national economic environment, as well as economic changes in the local or regional markets in which we operate. The effects of the recent economic downturn could continue to adversely affect our advertising revenues, causing our operating income to be reduced.

          Our primary expenses are employee compensation, including commissions paid to our sales staff and our national representative firms, marketing, promotion and selling, technical, local programming, engineering and general and administrative. Our local programming costs for television consist of costs related to producing local newscasts in most of our markets. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties.

          In 2001, we began the process of combining television and radio operations in the same market to create synergies and achieve cost savings, and we are continuing that process in 2002.

          As a result of the businesses and other assets we acquired in recent years, approximately 83% of our total assets and 135% of our net assets are intangible. We review our tangible long-lived assets, intangible assets related to those acquisitions and goodwill periodically to determine potential impairment. To date, we have determined that no impairment of long-lived tangible assets, intangible assets or goodwill exists. In making this determination, the assumptions about future cash flows on the assets under evaluation are critical. Some stations under evaluation have had limited historical cash flow due to planned conversion of format or upgrade of station signal. The assumptions about increasing cash flows after conversion reflect management’s estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If these expected increases or sale proceeds are not realized, impairment losses may be recorded in the future. Please see Note 4 to Notes to Consolidated Financial Statements regarding the effects of our adoption of SFAS No. 142.

          On August 23, 2002, we acquired radio station KTCY-FM in Dallas, Texas for approximately $35 million.

          In the third quarter of 2002, we also acquired two television stations – one in each of Salinas-Monterey, California and San Angelo, Texas – for an aggregate of approximately $1.1 million.

          On June 27, 2002, we entered into a definitive agreement to acquire radio station KRCY-FM in Las Vegas, Nevada for approximately $6 million in cash. This acquisition is expected to close in December 2002. We have agreed to pay an additional $6 million to the seller if the station’s city of license is changed.

          On October 1, 2002, we closed a transaction with Univision in which we exchanged the assets of our television station KEAT-LP in Amarillo, Texas for Univision’s television station WUTH-CA in Hartford, Connecticut.

          None of the completed or pending acquisitions described above is considered a business for accounting purposes.

         On March 18, 2002, we issued $225 million of Senior Subordinated Notes (the “Notes”) and subsequently amended our bank credit facility.

Application of Critical Accounting Policies

          Critical accounting policies are defined as those that are the most important to the accurate portrayal of our financial condition and results of operations. Critical accounting policies require management’s subjective judgment and may produce materially different results under different assumptions and conditions. We have discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed and approved our related disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following are our critical accounting policies:

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

          We believe that the accounting estimates related to fair values, estimated useful lives and goodwill and other intangible asset impairment is a “critical accounting estimate” because: (1) goodwill and other intangible assets are our most significant assets; (2) amortization expense is a significant component of our operating expenses; and (3) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as on our net loss, could be material. The assumptions about future cash flows on the assets under evaluation are critical. Our assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue. Additionally, some stations under evaluation have had limited cash flow due to planned conversion of format or upgrade of station signal. The assumptions about cash flows after conversion reflect our estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If the expected cash flows are not realized, impairment losses may be recorded in the future.

          We develop our future revenue estimates based on projected ratings increases, planned timing of signal strength upgrades, planned timing of promotional events, customer commitments and available advertising time. Our estimates of future cash flows assume that our revenue will grow at rates consistent with historical rates.

          Allowance for Doubtful Accounts

          We evaluate the collectibility of our trade accounts receivable based on a number of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

          Long-Lived Assets

          Property and equipment is recorded at cost and is depreciated on accelerated and straight-line methods over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of property and equipment should be shortened, we depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life. Factors such as changes in the planned use of equipment or mandated regulatory requirements could result in shortened useful lives.

          We review long-lived assets and asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimate of future cash flows is based upon, among other things,  assumptions about expected future operating performance. Our estimate of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to estimated fair value.

          Deferred Taxes

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider future taxable income, resolution of tax uncertainties and prudent and feasible tax planning strategies. If we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made.

          Additional Information

          For additional information on our significant accounting policies, please see Note 1 to Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Three- and Nine-Month Periods Ended September 30, 2002 and 2001 (Unaudited)

          The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2002 and 2001 (in thousands):

	Three-Month Period Ended September 30,			Nine-Month Period Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Statement of Operations Data:
Net revenue	$64,682	$54,468	19%	$175,970	$155,286	13%
Direct operating expenses	29,549	26,164	13%	83,867	74,715	12%
Selling, general and administrative expenses	13,373	11,072	21%	37,514	32,112	17%
Corporate expenses	4,591	4,530	1%	12,076	11,673	3%
Depreciation and amortization	13,806	28,184	(51)%	28,292	87,964	(68)%
Non-cash stock-based compensation	897	664	35%	2,499	2,418	3%

Operating income (loss)	2,466	(16,146)	*	11,722	(53,596)	*
Interest expense, net	(5,987)	(5,114)	17%	(18,491)	(16,842)	10%
Gain (loss) on sale of assets	(349)	—	*	(707)	1,668	(142)%

Loss before income tax	(3,870)	(21,260)	*	(7,476)	(68,770)	*
Income tax benefit (expense)	4,704	7,695	(39)%	(300)	24,757	(101)%

Net income (loss) before equity in earnings of nonconsolidated affiliates	834	(13,565)	*	(7,776)	(44,013)	*
Equity in net earnings of nonconsolidated affiliates	95	67	42%	95	67	42%

Net income (loss)	$929	$(13,498)	*	$(7,681)	$(43,946)	*

Other Data:
Broadcast cash flow	$21,760	$17,232	26%	$54,589	$48,459	13%
EBITDA (adjusted for non-cash stock-based compensation)	$17,169	$12,702	35%	$42,513	$36,786	16%
Cash flows provided by operating activities	$6,469	$10,536	(39)%	$21,924	$7,407	*
Cash flows used in investing activities	$(38,534)	$(17,577)	119%	$(118,748)	$(61,774)	92%
Cash flows provided by (used in) financing activities	$35,185	$(593)	*	$89,985	$2,112	*
Capital expenditures	$4,667	$5,790	(19)%	$16,194	$21,666	(25)%

*   Not meaningful.

          Broadcast cash flow means operating income (loss) before corporate expenses, depreciation and amortization and non-cash stock-based compensation. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe that this measure is useful to an investor in evaluating our performance because it is widely used in the broadcast industry to measure a company’s operating performance.

          EBITDA means broadcast cash flow less corporate expenses and is commonly used in the broadcast industry to analyze and compare broadcast companies on the basis of operating performance, leverage and liquidity. EBITDA, as presented above, may not be comparable to similarly titled measures of other companies unless such measures are calculated in substantially the same fashion. EBITDA, like broadcast cash flow, is a widely used measure of a company’s performance in the broadcast industry. Our calculation of EBITDA as reported in this Quarterly Report on Form 10-Q is the same as that used in the financial covenants included in our bank credit facility and in our indenture under the Notes. In those instruments, EBITDA is referred to as “operating cash flow” and “consolidated cash flow,” respectively.

          Under our bank credit facility, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of total debt to operating cash flow having exceeded 7.0 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of total indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis.

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

Consolidated Operations

          Net Revenue. Net revenue increased to $64.7 million for the three-month period ended September 30, 2002 from $54.5 million for the three-month period ended September 30, 2001, an increase of $10.2 million. This increase was primarily attributable to increased advertising sold (referred to as “inventory” in our industry) and increased rates for that inventory sold by the television and radio stations we owned and/or operated during the entire three-month periods ended September 30, 2002 and 2001. The operations of these same television and radio stations resulted in a net revenue increase of $8.5 million, or 22%. The increase was also partially attributable to our 2002 acquisitions, a full three months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $1.7 million of the increase, and increased publishing and outdoor revenue, which accounted for $0.3 million of the increase. The increases were partially offset by $0.3 million of net revenue in 2001 from radio stations we owned for part of 2001 but had sold by the end of 2001.

          Net revenue increased to $176 million for the nine-month period ended September 30, 2002 from $155.3 million for the nine-month period ended September 30, 2001, an increase of $20.7 million. This increase was primarily attributable to increased inventory sold and increased rates for that inventory sold by the television and radio stations we owned and/or operated during the entire nine-month periods ended September 30, 2002 and 2001. The operations of these same television and radio stations resulted in a net revenue increase of $19.3 million, or 17%. The increase was also partially attributable to our 2002 acquisitions, a full nine months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $4.5 million of the increase, and increased publishing revenue, which accounted for $0.2 million of the increase. The increases were partially offset by a reduction of $2.4 million as a result of reduced outdoor net revenue. The increases were also partially offset by $0.9 million of net revenue in 2001 from radio stations we owned for part of 2001 but had sold by the end of 2001.

          We currently anticipate that overall ratings for our television and radio stations will continue to increase in future periods, resulting in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to increase our rates, thereby driving continued increases in net revenue in future periods.

          Direct Operating Expenses. Direct operating expenses increased to $29.5 million for the three-month period ended September 30, 2002 from $26.2 million for the three-month period ended September 30, 2001, an increase of $3.3 million. This increase was primarily attributable to increases in the cost of ratings services, audience research services, commissions and national representation fees associated with the increase in net revenue for the television and radio stations we owned and/or operated during the entire three-month periods ended September 30, 2002 and 2001. The operations of these same television and radio stations resulted in an increase in direct operating expenses of $2.7 million, or 17%. The increase was also partially attributable to our 2002 acquisitions, a full three months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $1 million of the increase. The increases were partially offset by a reduction of $0.2 million as a result of reduced outdoor direct operating expenses. The increases were also partially offset by $0.2 million of direct operating expenses in 2001 from radio stations we owned for part of 2001 but had sold by the end of 2001. As a percentage of net revenue, direct operating expenses decreased to 46% for the three-month period ended September 30, 2002 from 48% for the three-month period ended September 30, 2001. The decrease in direct operating expenses as a percentage of net revenue was primarily due to higher television, radio and outdoor revenues and expense savings arising from various cost cutting measures implemented earlier in the year. On a same station basis, direct operating expenses as a percentage of net revenue decreased to 45% for the three-month period ended September 30, 2002 from 48% for the three-month period ended September 30, 2001.

          Direct operating expenses increased to $83.9 million for the nine-month period ended September 30, 2002 from $74.7 million for the nine-month period ended September 30, 2001, an increase of $9.2 million. This increase was primarily attributable to increases in the cost of ratings services, audience research services, commissions and national representation fees associated with the increase in net revenue for the television and radio stations we owned and/or operated during the entire nine-month periods ended September 30, 2002 and 2001. The operations of these same television and radio stations resulted in an increase in direct operating expenses of $7 million, or 15%. The increase was also partially attributable to our 2002 acquisitions, a full nine months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $2.7 million of the increase, and increased publishing direct operating expenses, which accounted for $0.5 million of the increase. The increases were partially offset by a reduction of $0.4 million resulting from reduced outdoor direct operating expenses. The increases were also partially offset by $0.6 million of direct operating expenses in 2001 from radio stations we owned for part of 2001 but had sold by the end of 2001. As a percentage of net revenue, direct operating expenses was 48% for the nine-month periods ended September 30, 2002 and 2001.

          We currently anticipate that, as our net revenue increases in future periods, our direct operating expenses will correspondingly continue to increase. However, we expect that the net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will continue to decrease in future periods.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13.4 million for the three-month period ended September 30, 2002 from $11.1 million for the three-month period ended September 30, 2001, an increase of $2.3 million. This increase was primarily attributable to increased insurance costs and higher sales bonuses associated with the increase in net revenue for the television and radio stations we owned and/or operated during the entire three-month periods ended September 30, 2002 and 2001. The operations of these same television and radio stations resulted in an increase in selling, general and administrative expenses of $1.3 million, or 15%. The increase was also attributable to our 2002 acquisitions, a full three months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $0.9 million of the increase, and increased outdoor and publishing expenses, which accounted for $0.2 million of the increase. The increases were partially offset by $0.1 million of selling, general and administrative expenses in 2001 from radio stations we owned for part of 2001 but had sold by the end of 2001. As a percentage of net revenue, selling, general and administrative expenses increased to 21% for the three-month period ended September 30, 2002 from 20% for the three-month period ended September 30, 2001. On a same station basis, selling, general and administrative expenses as a percentage of net revenue was 20% for the three-month periods ended September 30, 2002 and 2001.

          Selling, general, and administrative expenses increased to $37.5 million for the nine-month period ended September 30, 2002 from $32.1 million for the nine-month period ended September 30, 2001, an increase of $5.4 million. This increase was partially attributable to the settlement of a contract dispute with our former radio national representation firm, Interep National Radio Sales, Inc. (“Interep”), which accounted for $1.6 million of the increase. The increase was also partially attributable to our 2002 acquisitions, a full nine months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $1.7 million of the increase. The increases were partially offset by $0.3 million of selling, general and administrative expenses in 2001 from stations we owned for part of 2001 but had sold by the end of 2001. On a same station basis, excluding the Interep settlement, for the television and radio stations we owned and/or operated during the entire nine-month periods ended September 30, 2002 and 2001, selling, general and administrative expenses increased $2.4 million, or 10%. This increase was primarily attributable to increased insurance costs, increased marketing and promotion costs and higher sales bonuses associated with the increase in net revenue. As a percentage of net revenue, selling, general and administrative expenses was 21% for the nine-month periods ended September 30, 2002 and 2001. Selling, general and administrative expenses as a percentage of net revenue was flat due to our increased revenue and cost reduction strategies being offset by the additional cost of the Interep settlement. Excluding the Interep settlement, selling, general and administrative expenses as a percentage of net revenue decreased to 20% for the nine-month period ended September 30, 2002 from 21% for the nine-month period ended September 30, 2001. On a same station basis, excluding the Interep settlement, selling, general and administrative expenses as a percentage of net revenue decreased to 20% for the nine-month period ended September 30, 2002 from 21% for the nine-month period ended September 30, 2001.

          We currently anticipate that selling, general and administrative expenses will continue to decrease as a percentage of net revenue in future periods.

          Corporate Expenses. Corporate expenses increased to $4.6 million for the three-month period ended September 30, 2002 from $4.5 million for the three-month period ended September 30, 2001, an increase of $0.1 million. Corporate expenses increased to $12.1 million for the nine-month period ended September 30, 2002 from $11.7 million for the nine-month period ended September 30, 2001, an increase of $0.4 million. These increases were primarily attributable to increased insurance costs and bonuses associated with the increase in EBITDA. As a percentage of net revenue, corporate expenses decreased to 7% for the three- and nine-month periods ended September 30, 2002 from 8% for the three- and nine-month periods ended September 30, 2001.

          We currently anticipate that corporate expenses will increase in future periods, primarily due to increased insurance costs. Nevertheless, we expect that these increases will be outpaced by net revenue increases such that corporate expenses as a percentage of net revenue will decrease in future periods.

          Depreciation and Amortization. Depreciation and amortization decreased to $13.8 million for the three-month period ended September 30, 2002 from $28.2 million for the three-month period ended September 30, 2001, a decrease of $14.4 million. This decrease was primarily due to the adoption of SFAS No. 142, which resulted in a decrease of $17.7 million of amortization expense. Depreciation and amortization decreased to $28.3 million for the nine-month period ended September 30, 2002 from $88 million for the nine-month period ended September 30, 2001, a decrease of $59.7 million. This decrease was primarily due to the adoption of SFAS No. 142, which resulted in a decrease of $58.7 million of amortization expense.

          Non-Cash Stock-Based Compensation. Non-cash stock-based compensation increased to $0.9 million for the three-month period ended September 30, 2002 from $0.7 million for the three-month period ended September 30, 2001, an increase of $0.2 million. Non-cash stock-based compensation increased to $2.5 million for the nine-month period ended September 30, 2002 from $2.4 million for the nine-month period ended September 30, 2001, an increase of $0.1 million. Non-cash stock-based compensation consists primarily of compensation expense relating to restricted and unrestricted stock awards granted to our employees during the second quarter of 2000.

          Operating Income (Loss). As a result of the above factors, we had operating income of $2.5 million for the three-month period ended September 30, 2002 compared to an operating loss of $16.1 million for the three-month period ended September 30, 2001. We had operating income of $11.7 million for the nine-month period ended September 30, 2002, compared to an operating loss of $53.6 million for the nine-month period ended September 30, 2001. The increases in operating income were primarily due to the decrease in amortization expenses as a result of adopting SFAS No. 142.

          Interest Expense, Net. Interest expense increased to $6 million for the three-month period ended September 30, 2002 from $5.1 million for the three-month period ended September 30, 2001, an increase of $0.9 million. The increase was primarily due to the higher rate of interest on our Notes and increased borrowings on our bank credit facility. Interest expense increased to $18.5 million for the nine-month period ended September 30, 2002 from $16.8 million for the nine-month period ended September 30, 2001, an increase of $1.7 million. The increase was primarily due to the higher rate of interest on our Notes, increased borrowings on our bank credit facility offset by higher interest income from the remaining initial public offering proceeds in the prior year.

           Income Tax Expense. Our expected tax rate is approximately 40% of pre-tax income or loss, adjusted for permanent tax differences. For the nine-month period ended September 30, 2002, the tax benefit is less than the expected 40% of the pre-tax loss because of the non-deductible portion of meals and entertainment, compensation for financial statement purposes that will not be deductible for tax purposes, state taxes and the expected disallowance of state net operating loss carryforward amounts.

          Net Income (Loss). Net income was $0.9 million for the three-month period ended September 30, 2002 compared to a net loss of $13.5 million for the three-month period ended September 30, 2001, an increase of $14.4 million. This increase was primarily the result of the reduction of amortization expense in the amount of $17.7 million due to the implementation of SFAS No. 142. Net loss decreased to $7.7 million for the nine-month period ended September 30, 2002 from $43.9 million for the nine-month period ended September 30, 2001, a decrease of $36.2 million. This decrease was primarily the result of the reduction of amortization expense in the amount of $58.7 million due to the implementation of SFAS No. 142, partially offset by a reduction in income tax benefit of $25.1 million.

          Broadcast Cash Flow. Broadcast cash flow increased to $21.8 million for the three-month period ended September 30, 2002 from $17.2 million for the three-month period ended September 30, 2001, an increase of $4.6 million. On a same station basis, for the television and radio stations we owned and/or operated during the entire three-month periods ended September 30, 2002 and 2001, broadcast cash flow increased $1.7 million, or 32%. As a percentage of net revenue, broadcast cash flow increased to 34% for the three-month period ended September 30, 2002 from 32% for the three-month period ended September 30, 2001. On a same station basis, for the television and radio stations we owned and/or operated during the entire three-month periods ended September 30, 2002 and 2001, broadcast cash flow as a percentage of net revenue increased to 39% for the three-month period ended September 30, 2002 from 36% for the three-month period ended September 30, 2001.

          Broadcast cash flow increased to $54.6 million for the nine-month period ended September 30, 2002 from $48.5 million for the nine-month period ended September 30, 2001, an increase of $6.1 million. On a same station basis, excluding the Interep settlement, for the television and radio stations we owned and/or operated during the entire nine-month periods ended September 30, 2002 and 2001, broadcast cash flow increased $9.9 million, or 25%. As a percentage of net revenue, broadcast cash flow was

 31% for the nine-month periods ended September 30, 2002 and 2001. On a same station basis, excluding the Interep settlement, for the television and radio stations we owned and/or operated during the entire nine-month periods ended September 30, 2002 and 2001, broadcast cash flow as a percentage of net revenue increased to 38% for the nine-month period ended September 30, 2002 from 36% for the nine-month period ended September 30, 2001.

          We currently anticipate that broadcast cash flow will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue.

          EBITDA. EBITDA increased to $17.2 million for the three-month period ended September 30, 2002 from $12.7 million for the three-month period ended September 30, 2001, an increase of $4.5 million. As a percentage of net revenue, EBITDA increased to 27% for the three-month periods ended September 30, 2002 from 23% for the three-month period ended September 30, 2001.

          EBITDA increased to $42.5 million for the nine-month period ended September 30, 2002 from $36.8 million for the nine-month period ended September 30, 2001, an increase of $5.7 million. As a percentage of net revenue, EBITDA was 24% for the nine-month periods ended September 30, 2002 and 2001.

          We currently anticipate that EBITDA will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue.

Segment Operations

     Television

          Net Revenue. Net revenue in our television segment increased to $29.4 million for the three-month period ended September 30, 2002 from $22.9 million for the three-month period ended September 30, 2001, an increase of $6.5 million. This increase was primarily attributable to a combination of an increase in rates and inventory sold by the stations we owned and/or operated during the entire three-month periods ended September 30, 2002 and 2001. The operations of these same stations resulted in a net revenue increase of $5.4 million, or 24%. The increase was also attributable to a full three months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $1.1 million of the increase.

          Net revenue in our television segment increased to $82.7 million for the nine-month period ended September 30, 2002 from $67.2 million for the nine-month period ended September 30, 2001, an increase of $15.5 million. This increase was primarily attributable to a combination of an increase in rates and inventory sold by the stations we owned and/or operated during the entire nine-month periods ended September 30, 2002 and 2001. The operations of these same stations resulted in a net revenue increase of $11.7 million, or 18%. The increase was also attributable to a full nine months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $3.8 million of the increase.

          Direct Operating Expenses. Direct operating expenses in our television segment increased to $12.5 million for the three-month period ended September 30, 2002 from $9.8 million for the three-month period ended September 30, 2001, an increase of $2.7 million. This increase was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, an increase in the cost of ratings services and an increase in the amortization of syndication contracts for the stations we owned and/or operated during the entire three-month periods ended September 30, 2002 and 2001. The operations of these same stations resulted in an increase in direct operating expenses of $1.9 million, or 20%. The increase was also attributable to a full three months of operations of our 2001 acquisitions and our Telefutura affiliates, all of which currently operate in the same facility as our Univision station, which together accounted for $0.8 million of the increase.

          Direct operating expenses in our television segment increased to $35.6 million for the nine-month period ended September 30, 2002 from $28.8 million for the nine-month period ended September 30, 2001, an increase of $6.8 million. This increase was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, an increase in the cost of ratings services and an increase in the amortization of syndication contracts for the stations we owned and/or operated during the entire nine-month periods ended September 30, 2002 and 2001. The operations of these same stations resulted in an increase in direct operating expenses of $4.4 million, or 16%. The increase was also attributable to a full nine months of operations of our 2001 acquisitions and our Telefutura affiliates, which together accounted for $2.4 million of the increase.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.7 million for the three-month period ended September 30, 2002 from $4.6 million for the three-month period ended September 30, 2002, an increase of $1.1 million. The increase was primarily attributable to our Telefutura affiliates, which accounted for $0.6 million of the increase. The increase was also attributable to a full three months of operations of our 2001 acquisitions, which accounted for $0.1 million of the increase. On a same station basis, for the stations we owned and/or operated during the entire three-month periods ended September 30, 2002 and 2001, selling, general and administrative expenses increased $0.4 million, or 10%. This increase was primarily attributable to an increase in insurance costs and sales bonuses associated with the increase in net revenue.

          Selling, general and administrative expenses in our television segment increased to $15.6 million for the nine-month period ended September 30, 2002 from $13.7 million for the nine-month period ended September 30, 2001, an increase of $1.9 million. This increase was primarily attributable to a full nine months of operations of our 2001 acquisitions, which accounted for $0.8 million of the increase. The increase was also attributable to our Telefutura affiliates, which accounted for $0.6 million of the increase. On a same station basis, for the stations we owned and/or operated during the entire nine-month periods ended September 30, 2002 and 2001, selling, general and administrative expenses increased $0.5 million, or 5%. This increase was primarily attributable to an increase in insurance costs and sales bonuses associated with the increase in net revenue, which was partially offset by reduced expenses resulting from our joint marketing and programming agreement with Grupo Televisa, S.A. in San Diego.

     Radio

          Net Revenue. Net revenue in our radio segment increased to $21.2 million for the three-month period ended September 30, 2002 from $17.8 million for the three-month period ended September 30, 2001, an increase of $3.4 million. This increase was primarily attributable to increased inventory sold by our national radio sales representative, Lotus/Entravision Reps LLC, for the stations we owned and/or operated during the entire three-month periods ended September 30, 2002 and 2001. The operations of these same stations resulted in a net revenue increase of $3.1 million, or 18%. The increase was also attributable to our 2002 acquisitions, which accounted for $0.6 million of the increase. These increases were partially offset by $0.3 million of net revenue in 2001 from stations we owned for part of 2001 but had sold by the end of 2001.

          Net revenue in our radio segment increased to $56.3 million for the nine-month period ended September 30, 2002 from $48.9 million for the nine-month period ended September 30, 2001, an increase of $7.4 million. This increase was primarily attributable to increased inventory sold by Lotus/Entravision Reps for the stations we owned and/or operated during the entire nine-month periods ended September 30, 2002 and 2001. The operations of these same stations resulted in a net revenue increase of $7.6 million, or 17%. The increase was also attributable to our 2002 acquisitions, which accounted for $0.7 million of the increase. These increases were partially offset by $0.9 million of net revenue in 2001 from stations that we owned for part of 2001 but had sold by the end of 2001.

          Direct Operating Expenses. Direct operating expenses in our radio segment increased to $7.9 million for the three-month period ended September 30, 2002 from $7.1 million for the three-month period ended September 30, 2001, an increase of $0.8 million. This increase was primarily attributable to an increase in the cost of audience research services and an increase in commissions and national representation fees associated with the increase in net revenue for the stations we owned and/or operated during the entire three-month periods ended September 30, 2002 and 2001. The operations of these same stations resulted in an increase in direct operating expense of $0.8 million, or 11%.

          Direct operating expenses in our radio segment increased to $22.1 million for the nine-month period ended September 30, 2002 from $19.8 million for the nine-month period ended September 30, 2001, an increase of $2.3 million. This increase was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue for the stations we owned and/or operated during the entire nine-month periods ended September 30, 2002 and 2001. The operations of these same stations resulted in an increase in direct operating expenses of $2.6 million, or 14%. The increase was also attributable to our 2002 acquisitions, which accounted for $0.3 million of the increase. These increases were partially offset by $0.6 million of direct operating expenses in 2001 from stations we owned for part of 2001 but had sold by the end of 2001.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $5.6 million for the three-month period ended September 30, 2002 from $4.6 million for the three-month period ended September 30, 2001, an increase of $1 million. This increase was primarily attributable to increased marketing and promotion costs, increased insurance costs and higher sales bonuses associated with the increase in net revenue for the stations we owned and/or operated during the entire three-month periods ended September 30, 2002 and 2001. The operations of these same stations resulted in an increase in selling, general and administrative expenses of $0.8 million, or 19%. The increase was also attributable to our 2002 acquisitions, which accounted for $0.2 million of the increase.

          Selling, general and administrative expenses in our radio segment increased to $16.1 million for the nine-month period ended September 30, 2002 from $12.6 million for the nine-month period ended September 30, 2001, an increase of $3.5 million. This increase was primarily attributable to the Interep settlement, which accounted for $1.6 million of the increase. On a same station basis, excluding the Interep settlement, for the stations we owned and/or operated during the entire nine-month periods ended

September 30, 2002 and 2001, selling, general and administrative expenses increased $1.9 million, or 16%. The increase was primarily attributable to increased marketing and promotion costs, increased insurance costs and higher sales bonuses associated with the increase in net revenue.

     Outdoor

          Net Revenue. Net revenue in our outdoor segment increased to $9 million for the three-month period ended September 30, 2002 from $8.8 million for the three-month period ended September 30, 2001, an increase of $0.2 million. This increase was primarily attributable to an increase in inventory sold during the period. Net revenue in our outdoor segment decreased to $22.1 million for the nine-month period ended September 30, 2002 from $24.6 million for the nine-month period ended September 30, 2001, a decrease of $2.5 million. This decrease was primarily attributable to a decline in inventory sold and a decrease in average advertising rates during the first six months of 2002, partially offset by an increase in inventory sold during the three-month period ended September 30, 2002.

          We currently anticipate that, as the U.S. economy and the advertising markets gradually recover from the recent downturn, net revenues in our outdoor segment will continue to increase moderately in future periods.

          Direct Operating Expenses. Direct operating expenses for our outdoor segment decreased to $5.4 million for the three-month period ended September 30, 2002 from $5.6 million for the three-month period ended September 30, 2001, a decrease of $0.2 million. The decrease was primarily attributable to savings arising from various cost cutting measures at our facilities taken earlier in 2002, partially offset by a slight increase in installation activity.

          Direct operating expenses in our outdoor segment decreased to $15.1 million for the nine-month period ended September 30, 2002 from $15.5 million for the nine-month period ended September 30, 2001, a decrease of $0.4 million. The decrease was primarily attributable to a decline in installation activity relating to lower occupancy, coupled with savings arising from various cost cutting measures at our facilities taken earlier in 2002.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment increased to $1.1 million for the three-month period ended September 30, 2002 from $1 million for the three-month period ended September 30, 2001, an increase of $0.1 million. This increase was primarily attributable to higher sales commissions arising from higher revenue. Selling, general, administrative and regulatory expenses in our outdoor segment were $3.1 million for the nine-month periods ended September 30, 2002 and 2001.

     Publishing

          Net Revenue. Net revenue in our publishing segment increased to $5.1 million for the three-month period ended September 30, 2002 from $4.9 million for the three-month period ended September 30, 2001, an increase of $0.2 million. This increase was primarily attributable to an increase in national sales and classified advertising sales. Net revenue in our publishing segment increased to $14.8 million for the nine-month period ended September 30, 2002 from $14.6 million for the nine-month period ended September 30, 2001, an increase of $0.2 million. This increase was primarily attributable to an increase in national sales and classified advertising sales in the three-month period ended September 30, 2002.

          We currently anticipate that net revenue in our publishing segment will increase slightly in future periods.

          Direct Operating Expenses. Direct operating expenses in our publishing segment increased to $3.8 million for the three-month period ended September 30, 2002 from $3.7 million for the three-month period ended September 30, 2001, an increase of $0.1 million. This increase was primarily attributable to contractual wage increases, insurance cost increases and higher distribution expenses. Direct operating expenses in our publishing segment increased to $11 million for the nine-month period ended September 30, 2002 from $10.6 million for the nine-month period ended September 30, 2001, an increase of $0.4 million. This increase was primarily attributable to contractual wage increases, insurance cost increases and higher distribution expenses.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses in our publishing segment increased to $1 million for the three-month period ended September 30, 2002 from $0.9 million for the three-month period ended September 30, 2001, an increase of $0.1 million. This increase was primarily attributable to increases in rent and insurance expenses.

          Selling, general and administrative expenses in our publishing segment were $2.7 million for the nine-month periods ended September 30, 2002 and 2001.

Liquidity and Capital Resources

         While we have a history of operating losses, we expect to show positive earnings in future periods. In the interim, we expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures, including digital conversion, share repurchases, payments of principal and interest on outstanding indebtedness and commitments) with cash flow from operations and externally generated funds such as any proceeds from any debt or equity offering and our bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

Bank Credit Facility

        Our primary sources of liquidity are cash provided by operations and available borrowings under our bank credit facility. We have a $400 million bank credit facility, expiring in 2007, comprised of a $250 million revolver and a $150 million uncommitted loan facility. Our bank credit facility is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including our special purpose subsidiaries formed to hold our Federal Communications Commission (“FCC”) licenses. In connection with the issuance of the Notes, we amended our bank credit facility to conform to certain provisions in our indenture. The description below sets forth the material terms of the bank credit facility as so amended.

           The revolving facility bears interest at LIBOR (1.81% at September 30, 2002) plus a margin ranging from 0.875% to 3.25% based on our leverage. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. As of September 30, 2002, $70 million was outstanding under our bank credit facility.

          Our bank credit facility contains a mandatory prepayment clause, triggered in the event that we liquidate any assets if the proceeds are not utilized to acquire assets of the same type within 180 days, receive insurance or condemnation proceeds which are not fully utilized toward the replacement of such assets or have excess cash flow (as defined in our bank credit facility), 50% of which excess cash flow shall be used to reduce our outstanding loan balance.

          Our bank credit facility contains certain financial covenants relating to maximum total debt ratio, minimum total interest coverage ratio and fixed charge coverage ratio. The covenants become increasingly restrictive in the later years of the bank credit facility. Our bank credit facility also requires us to maintain our FCC licenses for our broadcast properties and contains restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and the sale of assets over a certain limit. Additionally, we are required to enter into interest rate agreements if our leverage exceeds certain limits.

          Acquisitions having an aggregate maximum consideration during the term of our bank credit facility of greater than $25 million but less than or equal to $100 million are conditioned upon our delivery to the agent bank of a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised revenue projections for the acquired stations. For acquisitions having an aggregate maximum consideration during the term of our bank credit facility in excess of $100 million, majority lender consent of the bank group is required. We can draw on our revolving bank credit facility without prior approval for working capital needs and for acquisitions having an aggregate maximum consideration of less than $25 million.

   Debt and Equity Financing

          On March 18, 2002, we issued the Notes, which bear interest at 8.125% per year, payable semi-annually on March 15 and September 15 of each year, which payments commenced on September 15, 2002. The net proceeds from the Notes were used to pay all indebtedness outstanding under our bank credit facility and for general corporate purposes.

          On May 9, 2002, we filed a shelf registration statement with the SEC to register up to $500 million of equity and debt securities, which we may offer from time to time. That registration statement has been declared effective by the SEC. We have not yet issued any securities under the registration statement. We intend to use the proceeds of the shelf registration to fund acquisitions or capital expenditures, for the reduction or refinancing of debt or other obligations and for general corporate purposes.

   Cash Flow

          Net cash flow provided by operating activities was $21.9 million for the nine-month period ended September 30, 2002, compared to $7.4 million for the nine-month period ended September 30, 2001.

          Net cash flow used in investing activities was $118.7 million for the nine-month period ended September 30, 2002 compared to $61.8 million for the nine-month period ended September 30, 2001. During the nine-month period ended September 30, 2002, we acquired media properties for a total of  $103.2 million, consisting primarily of radio station KTCY-FM in Dallas, Texas for $35 million, radio station KXPK-FM in Denver, Colorado for $47.7 million and a television station in El Paso, Texas for $18 million. We made a deposit of $0.7 million for radio station KRCY-FM in Las Vegas, Nevada and made net capital expenditures of $14.8 million.

          Net cash flow from financing activities was $90 million for the nine-month period ended September 30, 2002 compared to $2.1 million for the nine-month period ended September 30, 2001. During the nine-month period ended September 30, 2002, we received net proceeds from the sale of our Notes of $216.9 million. We used a portion of those proceeds to repay all of our indebtedness under our bank credit facility in the amount of $199.1 million, and made payments on other long-term liabilities in the amount of $1.2 million. Additionally, we borrowed $70 million under our bank credit facility for acquisitions and received net proceeds from the exercise of stock options and from shares issued under the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) in the amount of $3.4 million.

          During the remainder of 2002, we anticipate that our capital expenditures, including those associated with the conversion to digital television, will be $2 million. We anticipate paying for these capital expenditures out of net cash flow from operating activities. The amount of these capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions.

          As part of the transition from analog to digital television, full-service television station owners may be required to stop broadcasting analog signals and relinquish their analog channels to the FCC by 2006 if the market penetration of digital television receivers reaches certain levels by that time. We expect that the cost to construct digital television facilities and broadcast both digital and analog signals for our full-service television stations between 2002 and 2006 will not be significant. We intend to finance the conversion to digital television out of cash flow from operations.

          We continually review, and are currently reviewing, opportunities to acquire additional television and radio stations, as well as other opportunities targeting the Hispanic market in the United States. We expect to finance any future acquisitions through funds generated from operations, borrowings under our bank credit facility and additional debt and equity financing. Any additional financing, if needed, might not be available to us on reasonable terms or at all. Any failure to raise capital when needed could seriously harm our business and our acquisition strategy. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our existing stockholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our Class A common stock.

       Series A Mandatorily Redeemable Convertible Preferred Stock

          The holders of a majority of our Series A mandatorily redeemable convertible preferred stock have the right on or after April 19, 2006 to require us to redeem any and all or their preferred stock at the original issue price plus accrued dividends. On April 19, 2006 such redemption price will be $143.5 million, and our Series A mandatorily redeemable convertible preferred stock would continue to accrue a dividend of 8.5% per year. The Series A mandatorily redeemable convertible preferred stock is convertible into Class A common stock at the option of the holder at anytime. If, however, the holders elect not to convert and we are required to pay the redemption price in 2006, we anticipate that we would finance such payment with borrowings under our bank credit facility or the proceeds of any debt or equity offering.

     Contractual Obligations

          We have agreements with certain media research and ratings providers, expiring at various dates through December 2006, to provide television and radio audience measurement services. Pursuant to these agreements, we are obligated to pay these providers a total of $18.8 million. We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through December 2025.

          Our contractual obligations at September 30, 2002 are as follows (in thousands):

Contractual Obligations	Payments Due by Period

	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Notes	$225,000	$—	$—	$—	$225,000
Bank Credit Facility and Other Borrowings	85,000	1,400	3,400	2,500	77,700
Media Research & Ratings Providers (1)	18,800	5,400	13,100	300	—
Operating Leases (1) (2)	42,600	6,100	14,000	3,400	19,100

(1)	The amounts committed for media research and ratings providers and for operating leases are as of December 31, 2001.
(2)	Operating leases does not include month-to-month leases.

    Other

          On March 19, 2001, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $35 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance stock repurchases, if and when made, with our available cash on hand and cash provided by operations. To date, no shares of Class A common stock have been repurchased under the stock repurchase program.

          On April 4, 2001, our Board of Directors adopted the Purchase Plan. The Purchase Plan was approved by our stockholders on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning January 1, 2002. All of our employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. The first offering period under the Purchase Plan commenced on August 15, 2001 and concluded on February 14, 2002. The second offering period commenced February 15, 2002 and concluded on August 14, 2002. As of September 30, 2002, approximately 93,900 shares were purchased under the Purchase Plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

          Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. Under our bank credit facility, if we exceed certain leverage ratios we would be required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes.

Interest Rates

          Our revolving facility loan bears interest at a variable rate at LIBOR (1.81% as of September 30, 2002) plus a margin ranging from 0.875% to 3.25% based on our leverage. As of September 30, 2002, we had $70 million of variable rate bank debt outstanding and we were not required to hedge any of our outstanding variable rate debt by using an interest rate cap.

ITEM 4. CONTROLS AND PROCEDURES

          Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

PART II .
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

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are attached hereto and filed herewith:

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K with the SEC on August 5, 2002 announcing the resignation of Andrew W. Hobson and Michael D. Wortsman as Class C directors.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

	By:	/s/ JEANETTE TULLY

Jeanette Tully Executive Vice President, Treasurer and Chief Financial Officer
Dated: November 13, 2002

I, Walter F. Ulloa, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Entravision Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ WALTER F. ULLOA

Walter F. Ulloa Chief Executive Officer

I, Jeanette Tully, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Entravision Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ JEANETTE TULLY

Jeanette Tully Chief Financial Officer