Form 10-K
period 2002-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2003-02-14
CIK 1109116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number 1-15997

ENTRAVISION COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4783236 (I.R.S. Employer Identification No.)

2425 Olympic Boulevard, Suite 6000 West

Santa Monica, California 90404

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (310) 447-3870

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 5, 2003 was approximately $510,379,230 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of February 5, 2003, there were 70,448,864 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 21,983,392 shares, $0.0001 par value per share, of the registrant’s Class C common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders scheduled to be held on May 15, 2003 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

i

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this annual report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our history of operating losses, our substantial indebtedness or our ability to raise capital;

•	provisions of the agreements governing our debt instruments that may restrict the operation of our business;

•	cancellations or reductions of advertising, whether due to a general economic downturn or otherwise;

•	our relationship with Univision Communications Inc.; and

•	industry-wide market factors and regulatory and other developments affecting our operations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 22 below.

ITEM 1. BUSINESS

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

Overview

Entravision Communications Corporation and its wholly owned subsidiaries, or Entravision, is a diversified Spanish-language media company with a unique portfolio of television, radio, outdoor advertising and publishing assets, reaching approximately 80% of all Hispanics in the United States. We own and/or operate 42 primary television stations, a majority of which are located in the southwestern United States, including the U.S./Mexican border markets. Our television stations consist primarily of affiliates of the two television networks of Univision, serving 20 of the top 50 Hispanic markets in the United States. We are the largest Univision-affiliated television group in the United States. Univision is a key source of programming for our television broadcasting business and we consider them to be a valuable strategic partner of ours.

We own and operate one of the largest groups of Spanish-language radio stations in the United States. We own and/or operate 58 radio stations in 23 U.S. markets, including Spanish-language stations in Los Angeles, San Francisco, Phoenix and Dallas-Ft. Worth. Our radio stations consist of 43 FM and 15 AM stations located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas.

Our outdoor advertising operations consist of approximately 11,400 advertising faces located primarily in high-density Hispanic communities in Los Angeles and New York. We also own El Diario/la Prensa, the oldest major Spanish-language daily newspaper in the United States.

We generate revenue from sales of national and local advertising time on television and radio stations and advertising on our billboards and in our publication. Advertising rates are, in large part, based on each media’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and outdoor advertising services and publishing services are provided. We do not obtain long-term commitments from our advertisers and, consequently, advertisers may cancel, reduce or postpone orders without penalty. We pay commissions to agencies on local, regional and national advertising. Our revenue reflects deductions from gross revenue for commissions to these agencies.

For the year ended December 31, 2002, the percentage of our total net revenue contributed by each of our four segments was: television, 47%; radio, 32%; outdoor, 13%; and publishing, 8%.

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

On August 2, 2000, we completed a reorganization from a limited liability company to a corporation. As a result of this reorganization, prior to our initial public offering on the same date, the beneficial ownership of Entravision was virtually identical to the beneficial ownership of Entravision Communications Company, L.L.C., our predecessor, immediately before the reorganization. This reorganization occurred as follows:

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

On August 2, 2000, we also completed an initial public offering of our Class A common stock. We sold 46,435,458 shares of our Class A common stock to the underwriters at a price of $16.50 per share. We also sold 6,464,542 shares of our Class A common stock directly to Univision at a price of $15.47 per share.

Univision currently owns approximately 31% of our common stock. As the holder of all of our issued and outstanding Class C common stock, Univision currently has the ability to exert significant influence over certain material decisions relating to our business. This influence includes the right to elect two of our directors and the right to approve certain material decisions involving our company, including any merger, consolidation or other business combination, any dissolution of our company, and any assignment of the FCC licenses for any of our Univision-affiliated television stations. In connection with Univision’s proposed merger with Hispanic Broadcasting Corporation, the two Univision-elected directors resigned from our board of directors in August 2002 to avoid any potential conflict of interest arising out of that transaction, and those board seats have remained vacant since that time. In addition, Univision has stated publicly that it intends to restructure its interest in our company by exchanging its common stock for non-voting stock. Any changes to our charter documents to implement any restructuring would require the agreement of both us and Univision, as well as any necessary approvals by our stockholders. For a discussion of various risks related to our relationship with Univision, please see “Risk Factors,” beginning at page 22 below.

On March 18, 2002, we issued $225 million of our senior subordinated notes due 2009. The senior subordinated notes bear interest at 8 1/8% per year, payable semi-annually on March 15 and September 15 or each year, commencing on September 15, 2002. The net proceeds from our senior subordinated notes were used to repay all indebtedness then outstanding under our bank credit facility and for general corporate purposes.

The Hispanic Market Opportunity

Our media assets target densely-populated and fast-growing Hispanic markets in the United States. We operate media properties in 12 of the 15 highest-density Hispanic markets in the United States. In addition, among the top 25 Hispanic markets in the United States, we operate media properties in 13 of the 15 fastest-growing markets. We believe that targeting the Hispanic market will translate into strong growth for the foreseeable future for the following reasons:

Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. According to Census 2000 data, over 35 million Hispanics live in the United States, accounting for approximately 13% of the total U.S. population. A July 2001 update from the U.S. Census Bureau estimated that the U.S. Hispanic population has already climbed to 37 million. The overall Hispanic population is growing at approximately seven times the rate of the non-Hispanic population in the United States and is expected to grow to 55.2 million (17% of the total U.S. population) by 2020. Approximately 46% of the total future growth in the U.S. population through 2020 is expected to come from the Hispanic community.

Spanish-Language Use. Approximately 68% of all Hispanics in the United States speak Spanish at home. This percentage is expected to remain relatively constant through 2020. The number of Hispanics who speak Spanish at home is expected to grow from 22 million in 2000 to 36.3 million in 2020. We believe that the strong Spanish-language use among Hispanics indicates that Spanish-language media will continue to be an important source of news, sports and entertainment for Hispanics and an important vehicle for marketing and advertising.

Increasing Hispanic Buying Power. The Hispanic population in the United States accounted for total consumer expenditures of approximately $444 billion in 2000, an increase of 106% since 1990. Hispanics are expected to account for over $1 trillion in consumer expenditures by 2010, and by 2020 Hispanics are expected to account for $2.1 trillion in consumer expenditures (12% of total U.S. consumer spending). Hispanic buying power is expected to grow at approximately five times the rate of the Hispanic population growth by 2020. We believe that these factors make Hispanics an attractive target audience for many major U.S. advertisers.

Attractive Profile of Hispanic Consumers. We believe that the demographic profile of the Hispanic audience makes it attractive to advertisers. We believe that the larger size and younger age of Hispanic households (averaging 3.6 persons and 24.0 years of age as compared to the non-Hispanic average of 2.4 persons and 37.5 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 23.5% more per year than the average non-Hispanic U.S. household on food at home, 96% more on children’s clothing, 55% more on footwear and 27% more on laundry and household cleaning products. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the Hispanic population and its disposable income continue to grow.

Spanish-Language Advertising. Nearly $2.5 billion of total advertising expenditures in the United States were placed in Spanish-language media in 2002, of which approximately 86% was placed in Spanish-language television and radio advertising. We believe that major advertisers have found that Spanish-language media is a more cost-effective means to target the growing Hispanic audience than English-language media.

Business Strategy

We seek to increase our advertising revenue through the following strategies:

Effectively Use Our Networks and Media Brands. We are the largest Univision television affiliate group for Univision’s primary network, as well as its TeleFutura network, which was launched in January 2002. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represent an approximately 81% share of the U.S. Spanish-language network television prime time audience as of December 2002. Univision makes its networks’ Spanish-language programming available to our television stations 24-hours a day, including a prime time schedule on its primary network of substantially all first-run programming throughout the year.

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

We operate our radio network using four primary formats designed to appeal to different listener tastes. We format the programming of our network and radio stations in an effort to capture a substantial share of the U.S. Hispanic audience.

Invest in Media Research and Sales. We believe that continued use of reliable ratings and surveys will allow us further to increase our advertising rates. We use industry ratings and surveys, including Nielsen, Arbitron, the Traffic Audit Bureau and the Audit Bureau of Circulation, to provide a more accurate measure of our consumers. We believe that our focused research and sales efforts will enable us to continue to achieve significant revenue growth.

Continue to Benefit from Strong Management. We believe that we have one of the most experienced management teams in the industry. Walter Ulloa, our co-founder, Chairman and Chief Executive Officer, Philip Wilkinson, our co-founder, President and Chief Operating Officer, John DeLorenzo, our Executive Vice President and Chief Financial Officer, Jeffery Liberman, the President of our Radio Division, and Glenn Emanuel, the President of our Outdoor Division, have an average of more than 20 years of media experience. We intend to continue to build and retain our key management personnel and to capitalize on their knowledge and experience in the Spanish-language markets.

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

Take Advantage of Market Cross-Selling and Cross-Promotion. We believe that our uniquely diversified asset portfolio provides us with a competitive advantage. We are one of the only Hispanic media companies in the United States positioned to provide advertisers with attractive media packages that combine television, radio, outdoor advertising and publishing in targeting the Hispanic consumer. We are also continuing the process of combining television and radio operations to create synergies and achieve cost savings. Currently, we operate some combination of television, radio, outdoor advertising and publishing in 13 markets.

Target Other Attractive Hispanic Markets and Fill-In Acquisitions. We believe that our knowledge of, and experience with, the Hispanic marketplace will enable us to continue to identify acquisitions in the television, radio and outdoor advertising markets. Since our inception, we have used our management expertise, programming and brand identity to improve our acquired media properties. Please see “Acquisition Strategy” below.

Acquisition Strategy

Our acquisition strategy focuses on expanding our operations into new U.S. Hispanic markets, as well as increasing our presence in those markets in which we already compete. We target the fastest growing and highest density U.S. Hispanic markets. These include many markets in the southwestern United States, including Texas and the various other markets along the U.S./Mexican border. In addition, we pursue other acquisition opportunities in key strategic markets, or those which otherwise support our long-term growth plans.

One of our goals is to create media “clusters” within these target markets, featuring both Univision and TeleFutura television stations, together with a strong radio presence. We believe that these clusters provide unique cross-selling and cross-promotional opportunities, making Entravision an attractive option for advertisers wishing to reach the U.S. Hispanic consumer. Accordingly, in addition to targeting stations in new U.S. Hispanic markets, we focus on potential acquisitions of additional stations in our existing markets, particularly radio stations in those markets where we currently have only television stations.

In the past year, we made several acquisitions in furtherance of the strategy outlined above. These acquisitions demonstrate our continued efforts to target strategic U.S. Hispanic markets and to fill out our existing media clusters with additional quality assets:

•	in January 2002, we acquired the assets of television station KCRP-CA in Corpus Christi, Texas for $300,000, giving us both a Univision affiliate and a TeleFutura affiliate in the Corpus Christi market;

•	in January 2002, we acquired the assets of television station KTFN-TV in El Paso, Texas for $18 million, giving us both a Univision affiliate and a TeleFutura affiliate, as well as five radio stations (three FM and two AM) in the El Paso market;

•	in January 2002, we acquired radio station KPVW-FM in Aspen, Colorado for approximately $220,000, and in May 2002, we acquired the assets of radio station KXPK-FM in Denver, Colorado for approximately $47.7 million, giving us both a Univision affiliate and a TeleFutura affiliate, as well as four radio stations (three FM and one AM) in the Denver market;

•	in July 2002, we acquired the assets of television station KDJT-CA in Monterey-Salinas, California from Univision for $1 million, giving us both a Univision affiliate and a TeleFutura affiliate, as well as three radio stations (two FM and one AM) in the Monterey-Salinas market;

•	in August 2002, we acquired the assets of radio station KTCY-FM in Dallas, Texas for $35 million, giving us five radio stations (three FM and two AM) in the Dallas market;

•	in September 2002, we acquired the assets of television station KANG-CA in San Angelo, Texas for $100,000, giving us both a Univision affiliate and a TeleFutura affiliate in the San Angelo market;

•	in October 2002, we acquired the assets of television station WUTH-CA in Hartford, Connecticut from Univision in exchange for the assets of KEAT-LP, Amarillo, Texas, giving us both a Univision affiliate and a TeleFutura affiliate in the Hartford market;

•	in December 2002, we acquired the assets of radio station KRRN-FM in Las Vegas, Nevada for approximately $6.7 million, giving us both a Univision affiliate and a TeleFutura affiliate, as well as two FM radio stations in the Las Vegas market;

•	in December 2002, we entered into a definitive agreement to acquire the assets of KSSC-FM, KSSD-FM and KSSE-FM in Los Angeles, California from Big City Radio for $100 million in cash and approximately 3.77 million shares of our Class A common stock, giving us six FM radio stations in the greater Los Angeles market; and

•	in January 2003, we acquired the assets of television stations KTSB-LP, K10OG, K21EX, K28FK and K35ER in Santa Barbara, California from Univision for approximately $2.5 million, giving us both a Univision affiliate and a TeleFutura affiliate in the Santa Barbara market.

We have a history of net losses that may impact, among other things, our ability to implement our growth strategies. We had net losses of approximately $10.6 million, $65.8 million and $92.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Please see “Risk Factors,” beginning at page 22.

Television

Overview

We own and/or operate Univision-affiliated television stations in 20 of the top 50 Hispanic markets in the United States. Our television operations are the largest affiliate group of the Univision networks. Univision’s primary network is the leading Spanish-language network in the United States, reaching more than 97% of all Hispanic households. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represent an approximately 81% share of the U.S. Spanish-language network television prime time audience as of December 2002. Univision’s networks make available to our Univision-affiliated stations 24-hours a day of Spanish-language programming. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

Television Programming

Univision Primary Network Programming. Univision directs its programming primarily toward a young, family-oriented audience. It begins daily with Despierta America and other talk shows, Monday through Friday, followed by novelas. In the late afternoon and early evening, Univision offers a talk show, a news magazine and national news, in addition to local news produced by our television stations. During prime time, Univision airs novelas, variety shows, a talk show, comedies, news magazines and lifestyle shows, as well as specials and movies. Prime time is followed by late news and a late night talk show. Overnight programming consists primarily of repeats of programming aired earlier in the day. Weekend daytime programming begins with children’s programming, followed by sports, variety, teen lifestyle shows and movies.

Approximately eight to ten hours of programming per weekday, including a substantial portion of weekday prime time, are currently programmed with novelas supplied primarily by Grupo Televisa and Venevision. Although novelas have been compared to daytime soap operas on ABC, NBC or CBS, the differences are significant. Novelas, originally developed as serialized books, have a beginning, middle and end, generally run five days per week and conclude four to eight months after they begin. Novelas also have a much broader audience appeal than soap operas, delivering audiences that contain large numbers of men, children and teens, in addition to women.

TeleFutura Network Programming. In January 2002, Univision launched a new 24-hour general-interest Spanish-language broadcast network, TeleFutura, to meet the diverse preferences of the multi-faceted U.S. Hispanic community. TeleFutura’s programming includes sports (including live boxing, soccer and a nightly wrap-up similar to ESPN’s at 11 p.m.), movies (including a mix of English-language movies dubbed in Spanish) and novelas not run on Univision’s primary network, as well as reruns of popular novelas broadcast on Univision’s primary network. TeleFutura offers U.S. Hispanics an alternative to traditional Spanish-language broadcast networks and targets younger U.S. Hispanics who currently watch predominantly English-language programming.

Entravision Local Programming. We believe that our local news brands each of our stations in our television markets. We shape our local news to relate to our target audiences. In eight of our television markets, our local news is ranked first regardless of language in its designated time slot among viewers 18-34 years of age. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets.

Network Affiliation Agreements. Substantially all of our television stations are Univision-affiliated television stations. Our network affiliation agreement with Univision provides certain of our stations with the exclusive right to broadcast Univision’s primary network programming in their respective markets. This long-term affiliation agreement expires in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under the affiliation agreement, Univision retains the right to sell approximately six minutes per hour of the available advertising time during the Univision schedule, with the remaining six minutes per hour available for sale by our stations.

Our network affiliation agreement with the United Paramount Network, or UPN, gives us the right to provide UPN network programming for a ten-year period expiring in October 2009 on XUPN-TV serving the Tecate/San Diego market. A related participation agreement grants UPN a 20% interest in the appreciation of XUPN-TV above $35 million upon certain liquidity events as defined in the agreement.

XHAS-TV broadcasts Telemundo Network Group LLC, or Telemundo, network programming serving the Tijuana/San Diego market pursuant to a network affiliation agreement. Our network affiliation agreement with Telemundo gives us the right to provide Telemundo network programming for a six-year period expiring in July 2007 on XHAS-TV serving the Tijuana/San Diego market. The affiliation agreement grants Telemundo a 20% interest in the appreciation of XHAS-TV above $31 million, plus capital expenditures and certain other adjustments upon certain liquidity events as defined in the agreement. We also granted Telemundo an option to purchase our ownership interest in KTCD-LP at a purchase price equal to our cost for such interest.

Although our network affiliation agreements have historically been renewed, we cannot guarantee that our current agreements will be renewed in the future under their current terms or at all.

Our joint marketing and programming agreement with Grupo Televisa and certain of its affiliates gives us the right through December 2004 to manage the programming, advertising, sales and certain operations functions of XETV-TV, Channel 6, the Fox network affiliate serving the Tijuana/San Diego market.

Long-Term Time Brokerage Agreements. We operate both XUPN-TV, Channel 13, the UPN network affiliate serving the Tecate, Baja California, Mexico market, and XHAS-TV, Channel 33, the Telemundo network affiliate serving the Tijuana/San Diego market under long-term time brokerage agreements. Under those agreements, we provide the programming and related services available on these stations, but the stations retain absolute control of the contents and other broadcast issues. These long-term time brokerage agreements expire in 2008 and 2030, respectively, and each provides for automatic, perpetual 30-year renewals unless both parties consent to termination. Each of these agreements provides for substantial financial penalties should the other party attempt to terminate without our consent, and they do not limit the availability of specific performance as a remedy for any such attempted early termination.

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel	Programming

Harlingen-Weslaco- Brownsville-McAllen, Texas	10	287,230	232,270	80.9%	KNVO-TV, Channel 48	Univision

Albuquerque-Santa Fe, New Mexico	11	620,230	206,710	33.3%	KLUZ-TV, Channel 41 KTFA-LP, Channel 48	Univision TeleFutura

San Diego, California	12	1,004,220	192,170	19.1%	KBNT-CA, Channel 17 (1) KTCD-LP, Channel 46 KHAX-LP, Channel 49	Univision Telemundo Univision

El Paso, Texas	13	276,330	190,540	69.0%	KINT-TV, Channel 26 KTFN-TV, Channel 65	Univision TeleFutura

Denver-Boulder, Colorado	16	1,366,250	169,750	12.4%	KCEC-TV, Channel 50 KTFD-LP, Channel 36 K03EM, Channel 3	Univision TeleFutura Univision

Washington, D.C.	18	2,169,230	120,560	5.6%	WMDO-CA, Channel 30 (1) WFDC-TV, Channel 14 (2) WJAL-TV, Channel 68	Univision TeleFutura English-Language

Orlando-Daytona Beach- Melbourne, Florida	19	1,224,470	116,920	9.5%	WVEN-TV, Channel 26 WVCI-LP, Channel 63 (3) W62CC, Channel 62 WOTF-TV, Channel 43 (2)	Univision Time Brokered Univision TeleFutura

Tampa-St. Petersburg (Sarasota), Florida	20	1,620,110	116,040	7.2%	WVEA-TV, Channel 62 WVEA-LP, Channel 61 WFTT-TV, Channel 50 (2)	Univision Univision TeleFutura

Boston, Massachusetts	22	2,353,500	102,770	4.4%	WUNI-TV, Channel 27 WUTF-TV, Channel 66 (2)	Univision TeleFutura

Corpus Christi, Texas	23	191,280	95,640	50.0%	KORO-TV, Channel 28 KCRP-CA, Channel 41 (1)	Univision TeleFutura

Las Vegas, Nevada	25	585,440	90,710	15.5%	KINC-TV, Channel 15 KELV-LP, Channel 27 KNTL-LP, Channel 47 KWWB-LP, Channel 45	Univision TeleFutura Univision Univision

Hartford-New Haven, Connecticut	27	980,410	65,900	6.7%	WUVN-TV, Channel 18 WUTH-CA, Channel 47 (1)	Univision TeleFutura

Monterey-Salinas-Santa Cruz, California	29	228,290	61,130	26.8%	KSMS-TV, Channel 67 KDJT-CA, Channel 33 (1)	Univision TeleFutura

Laredo, Texas	34	57,940	52,960	91.4%	KLDO-TV, Channel 27	Univision

Yuma, Arizona-El Centro, California	35	96,400	47,550	49.3%	KVYE-TV, Channel 7 KAJB-TV, Channel 54 (2)	Univision TeleFutura

Odessa-Midland, Texas	36	131,800	44,200	33.6%	KUPB-TV, Channel 18	Univision

Colorado Springs-Pueblo, Colorado	37	302,750	44,090	14.6%	KGHB-CA, Channel 27 (1)	Univision

Santa Barbara-Santa Maria-San Luis Obispo, California	38	230,250	42,250	18.3%	KPMR-TV, Channel 38 KTSB-LP, Channel 43 K10OG, Channel 10 K21EX, Channel 21 K28FK, Channel 28 K35ER, Channel 35	Univision TeleFutura TeleFutura TeleFutura TeleFutura TeleFutura

Lubbock, Texas	39	149,990	40,830	27.2%	KBZO-LP, Channel 51	Univision

Palm Springs, California	43	119,010	36,870	31.0%	KVER-CA, Channel 4 (1) KEVC-CA, Channel 5 (1) KVES-LP, Channel 28	Univision TeleFutura Univision

Reno, Nevada	55	241,660	24,500	10.1%	KNVV-LP, Channel 41 KNCV-LP, Channel 48	Univision Univision

San Angelo, Texas	73	53,660	13,740	25.6%	KEUS-LP, Channel 31 KANG-CA, Channel 41 (1)	Univision TeleFutura

Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XUPN-TV, Channel 13 (4)	UPN

Tijuana, Mexico (San Diego)	—	—	—	—	XHAS-TV, Channel 33 (4) XETV-TV, Channel 6 (2)	Telemundo Fox

Source: Nielsen Media Research 2003 universe estimates.

(1)	“CA” in call letters indicates station is under Class A television service.
(2)	We run the sales and marketing operations of this station under a marketing and sales arrangement.
(3)	Operated pursuant to a time brokerage agreement under which we grant to a third party the right to program the station.
(4)	We hold a minority, limited voting interest (neutral investment stock) in the entity that directly or indirectly holds the broadcast license for this station. We have been retained to provide the programming and related services available on this station under a time brokerage agreement. The station retains absolute control of the contents and other broadcast issues.

Television Advertising

Substantially all of the revenue from our television operations is derived from local, national and network advertising.

Local. Local advertising revenue is generated from commercial airtime and is sold directly by the station to an in-market advertiser or its agency. In 2002, local advertising accounted for approximately 52% of our total television revenue.

National. National advertising revenue represents commercial time sold to a national advertiser within a specific market by Univision, our national representative firm. For these sales, Univision is paid a 15% commission on the net revenue from each sale (gross revenue less agency commission). We target the largest national Spanish-language advertisers that collectively purchase the greatest share of national advertisements through Univision. The Univision representative works closely with each station’s national sales manager. This has enabled us to secure major national advertisers, including Ford Motor Company, General Motors, Nissan, Toyota, McDonald’s, Burger King and Verizon. We have a similar national advertising representative arrangement with Telemundo. XUPN/XETV are represented by Blair Television Inc. In 2002, national advertising accounted for approximately 46% of our total television revenue.

Network. Network compensation represents compensation for broadcasting network programming in two television markets. In 2002, network advertising accounted for approximately 2% of our total television revenue.

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

Nielsen ratings provide advertisers with the industry-accepted measure of television viewing. In recent years, Nielsen began a special service to measure Hispanic viewing. Nielsen has introduced improved methodology to its general market service that more accurately measures Hispanic viewing by using language spoken in the home in its metered market sample. Nielsen has also committed to add weighting by language spoken in Hispanic metered market households. We believe that these new methodologies will result in substantial ratings gains and allow us further to increase our advertising rates and narrow any disparities that have historically existed between English-language and Spanish-language advertising rates. We have made significant investments in experienced sales managers and account executives and have provided our sales professionals with research tools to continue to attract major advertisers.

The Nielsen rating services that we use are described below:

•	Nielsen Hispanic Station Index. This service measures Hispanic household viewing at the local market level. Each sample also reflects the varying levels of language usage by Hispanics in each market in order to reflect more accurately the Hispanic household population in the relevant market. Nielsen Hispanic Station Index only measures the audience viewing of Hispanic households, that is, households where the head of the household is of Hispanic descent or origin. Although this offers improvements over previous measurement indices, we believe that it still under-reports the number of viewers watching our programming because we have viewers who do not live in Hispanic households.

•	Nielsen Station Index. This service measures local station viewing of all households in a specific market. We buy these reports in most of our markets to measure our viewing against both English- and Spanish-language competitors. This rating service, however, is not language-stratified and generally under-represents Spanish-speaking households. As a result, we believe that this typically under-reports viewing of Spanish-language television. Despite this limitation, the Nielsen Station Index demonstrates that many of our full-power broadcast stations achieve total market ratings that are fully comparable with their English-language counterparts, with six of our full-power television stations ranking as the top station in their respective markets in prime time among viewers 18-34 years of age.

Television Competition

We face intense competition in the broadcasting and cable business. We compete for viewers and revenue with other Spanish-language and English-language television stations, including local affiliates and owned and operated stations of the four principal English-language television networks, ABC, CBS, NBC and Fox and, in certain cities, UPN and the WB. In certain markets (other than San Diego), we also compete with the local affiliates or owned and operated stations of Telemundo, the second largest Spanish-language television network, and TV Azteca, the second largest producer of Spanish-language programming in the world. In addition, several cable broadcasters have recently commenced or announced their intention to begin Spanish-language services as well. We also compete for viewers and revenue with independent television stations, other video media, suppliers of cable television programs, direct broadcast systems, newspapers, magazines, radio and other forms of entertainment and advertising.

We believe that our primary competitive advantage is the quality of the programming we receive through our affiliation with Univision. Over the past five years, Univision’s programming has consistently ranked first in prime time television among all U.S. Hispanic adults. In addition, Univision’s primary network has maintained superior audience ratings among all U.S. Hispanic adults when compared to both Spanish-language and English-language broadcast networks, as shown below:

Network	1997-1998	1998-1999	1999-2000	2000-2001	2001-2002
Univision	20.4	23.1	20.4	19.6	19.4
ABC	4.9	4.7	5.1	4.2	3.5
CBS	3.6	3.3	3.4	3.4	3.0
NBC	5.1	4.6	4.7	4.0	3.9
Fox	6.1	6.0	5.2	5.3	4.6
Telemundo	2.9	2.5	4.0	4.9	5.3

Source: NHTI (full broadcast seasons)

Because of the strength of the programming supplied to us by Univision, each of our stations broadcasting Univision’s primary network is ranked number one in its market among Hispanic adults.

Telemundo is a competitor that broadcasts Spanish-language television programming. As of December 31, 2002, Telemundo had total coverage reaching approximately 88% of all Hispanic households in their markets. In some of our markets, we compete directly with stations affiliated with Telemundo. With the acquisition of Telemundo by NBC in 2002, we believe that Telemundo will compete with us more effectively over time.

We also benefit from operating in four different media: television, radio, outdoor and publishing. While we have not engaged in any significant cross-selling program, we do take advantage of opportunities for cross-promotion of our stations and other media outlets.

The quality and experience of our management team is a significant strength of our company. However, our growth strategy may place significant demands on our management, working capital and financial resources. We may be unable to identify or complete acquisitions due to strong competition among buyers, the high valuations of media properties and the need to raise additional financing and/or equity.

Many of our competitors have more stations than we have, and may have greater resources than we do. While we compete for acquisitions effectively within many markets and within a broad price range, our larger competitors nevertheless may price us out of certain acquisition opportunities.

Radio

Overview

We own and/or operate 58 radio stations, 57 of which are located in the top 50 Hispanic markets in the United States. Our radio stations cover in the aggregate approximately 56% of the Hispanic population in the United States. Our radio operations combine network programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with independent programming.

Radio Programming

Radio Network. Through our radio network, we broadcast into markets with an aggregate of 20 million U.S. Hispanics. Our network allows clients with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner and at a cost that is generally lower than our English-language counterparts.

Although our network has a broad reach across the United States, technology allows our stations to offer the necessary local feel and to be responsive to local clients and community needs. Designated time slots are used for local advertising, news, traffic, weather, promotions and community events. The audience gets the benefit of a national radio sound along with local content. To further enhance this effect, our on-air personalities frequently travel to participate in local promotional events. For example, in selected key markets our on-air personalities appear at special events and client locations. We promote these events as “remotes” to bond the national personalities to local listeners. Furthermore, all of our stations can disconnect from the networks and operate independently in the case of a local emergency or a problem with our central satellite transmission.

Radio Formats. We produce programming in a variety of music formats that are simultaneously distributed via satellite with a digital CD-quality sound to our stations. We offer four primary formats that each appeal to different listener preferences:

•	Radio Romantica is an adult-contemporary, romantic ballads/current hits format, targeting primarily female Hispanic listeners 18-49 years of age;

•	Radio Tricolor is a personality-driven, Mexican country-style format, targeting primarily male Hispanic listeners 18-49 years of age;

•	Super Estrella is a music-driven, pop and alternative Spanish-rock format, targeting primarily Hispanic listeners 18-34 years of age; and

•	La Consentida is a Spanish Oldies format, targeting primarily Hispanic listeners 25-54 years of age.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and/or operated radio stations and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format

Los Angeles-San Diego-Ventura, California	1	KSSC-FM KSSD-FM KSSE-FM KDLD-FM KDLE-FM KLYY-FM	107.1 107.1 107.1 103.1 103.1 97.5	MHz MHz MHz MHz MHz MHz	Super Estrella (1)(2) Super Estrella (1)(2) Super Estrella (1)(2) Rhythmic Dance (English) (2) Rhythmic Dance (English) (2) Super Estrella (2)

Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (3)

Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	Time Brokered (3)

Chicago, Illinois	5	WRZA-FM WZCH-FM WNDZ-AM	99.9 103.9 750	MHz MHz kHz	Super Estrella (2) Super Estrella (2) Time Brokered (3)

Dallas-Ft. Worth, Texas	6	KZMP-FM KRVA-AM KKDL-FM KZMP-AM KTCY-FM	101.7 1600 106.7 1540 104.9	MHz kHz MHz kHz MHz	Radio Tricolor (2) Radio Romantica Rhythmic Dance (English) Radio Tricolor (2) Super Estrella

San Francisco-San Jose, California	8	KBRG-FM KLOK-AM	100.3 1170	MHz kHz	Radio Romantica Radio Tricolor

Phoenix, Arizona	9	KLNZ-FM KVVA-FM KMIA-AM KDVA-FM	103.5 107.1 710 106.9	MHz MHz kHz MHz	Radio Tricolor Radio Romantica (2) La Consentida Radio Romantica (2)

Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KVLY-FM KVPA-FM	94.5 99.5 107.9 101.1	MHz MHz MHz MHz	Classic Rock (English) Tejano Adult Contemporary (English) Top 40 (English)

Albuquerque-Santa Fe, New Mexico	11	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	Radio Tricolor La Consentida

El Paso, Texas	13	KINT-FM KHRO-FM KOFX-FM KSVE-AM KBIV-AM	93.9 94.7 92.3 1150 1650	MHz MHz MHz kHz kHz	La Caliente (2) Modern Rock (English) Oldies (English) La Caliente (2) (4)

Fresno, California	14	KZFO-FM	92.1	MHz	Super Estrella

Sacramento, California Stockton, California Modesto, California	15	KRRE-FM KRCX-FM KCCL-FM KMIX-FM KCVR-AM KCVR-FM KTSE-FM	104.3 99.9 101.9 100.9 1570 98.9 97.1	MHz MHz MHz MHz kHz MHz MHz	Radio Romantica Radio Tricolor Oldies (English) Radio Tricolor Radio Romantica (2) Radio Romantica (2) Super Estrella

Denver-Boulder, Colorado Aspen, Colorado	16	KJMN-FM KMXA-AM KXPK-FM KPVW-FM	92.1 1090 96.5 107.1	MHz kHz MHz MHz	Radio Romantica La Consentida Radio Tricolor Radio Tricolor

Tucson/Nogales, Arizona	24	KZLZ-FM KZNO-FM	105.3 98.3	MHz MHz	Radio Tricolor Radio Tricolor (5)

Las Vegas, Nevada	25	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	Super Estrella Radio Tricolor

Monterey-Salinas-Santa Cruz, California	29	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	Radio Tricolor Super Estrella La Consentida

Yuma, Arizona-El Centro, California	35	KSEH-FM KWST-AM KMXX-FM	94.5 1430 99.3	MHz kHz MHz	Super Estrella Country (English) Radio Tricolor

Lubbock, Texas	39	KBZO-AM	1460	kHz	Radio Tricolor

Palm Springs, California	43	KLOB-FM	94.7	MHz	Radio Romantica

Reno, Nevada	55	KRNV-FM	101.7	MHz	Radio Tricolor

Market rank source: Nielsen Media Research 2003 universe estimates.

(1)	Operated pursuant to a time brokerage agreement under which Big City Radio grants to us the right to program the station pending the consummation of our purchase of the station.
(2)	Simulcast station.

(3)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.
(4)	Regular broadcast operations not yet commenced.
(5)	Operated pursuant to a time brokerage agreement under which a third party grants to us the right to program the station.

Radio Advertising

Substantially all of the revenue from our radio operations is derived from local, national and network advertising.

Local. This form of revenue refers to advertising usually purchased by a local client or agency directly from the station’s sales force. In 2002, local radio revenue accounted for approximately 70% of our total radio revenue.

National. This form of revenue refers to advertising purchased by a national client targeting a specific market. Usually this business is placed by a national advertising agency or media buying services and ordered through one of the offices of our national sales representative, Lotus/Entravision Reps LLC. Lotus/Entravision is a joint venture we entered into in August 2001 with Lotus Hispanic Reps Corp. The national accounts are handled locally by the station’s general sales manager and/or national sales manager. In 2002, national radio advertising accounted for approximately 25% of our total radio revenue.

Network. This form of revenue refers to advertising that is placed on one or all of our network formats. This business is placed as a single order and is broadcast from our network’s central location in San Jose, California. Network advertising can be placed by a local account executive that has a client in its market that wants national exposure. Network inventory can also be sold by corporate executives and/or by our national representative. In 2002, network radio revenue accounted for approximately 1% of our total radio revenue.

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

Arbitron provides advertisers with the industry-accepted measure of listening audience classified by demographic segment and time of day that the listeners spend on particular radio stations. Radio advertising rates generally are highest during the morning and afternoon drive-time hours that are the peak times for radio audience listening.

Historically, advertising rates for Spanish-language radio stations have been lower than those of English-language stations with similar audience levels. We believe that we will be able to increase our rates as new and existing advertisers recognize the growing desirability of targeting the Hispanic population in the United States. We also believe that having multiple stations in a market enables us to provide listeners with alternatives, to secure a higher overall percentage of a market’s available advertising dollars and to obtain greater percentages of individual customers’ advertising budgets.

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

Radio Competition

Radio broadcasting is a highly competitive business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to increase our market share of overall radio advertising revenue and the economic health of the market. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast and cable television, magazines, billboard advertising, transit advertising and direct mail advertising. Our primary competitors in our markets in Spanish-language radio are Hispanic Broadcasting Corporation (whose merger with Univision is currently pending before federal regulators), Spanish Broadcasting System, Inc. and Radio Unica Communications Corp. Several of the companies with which we compete are large national or regional companies that have significantly greater resources and longer operating histories than we do.

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

The radio industry is subject to competition from new media technologies that are being developed or introduced, such as:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and other digital audio broadcast formats;

•	satellite digital audio service, which has resulted in the introduction of new satellite radio services with sound quality comparable to that of compact discs; and

•	In-Band On-Channel ™ digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services.

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

Our outdoor portfolio complements our broadcast operations by providing local advertisers with significant coverage of the Hispanic communities in Los Angeles, New York and Fresno. Our outdoor advertising strategy is designed to complement our existing television and radio businesses by allowing us to capitalize on our Hispanic market expertise. The primary components of our strategy are to leverage the strengths of our inventory, continue to focus on ethnic communities and increase market penetration.

Outdoor Advertising Markets

We own and/or operate approximately 11,400 outdoor advertising faces located primarily in high density Hispanic communities in Los Angeles and New York, the two largest Hispanic markets in the United States. We also maintain the exclusive rights to market advertising on public buses in Fresno, California. We believe that our outdoor advertising appeals to both large and small businesses.

Los Angeles. The greater Los Angeles market has a population of approximately 15.8 million, of which 6.5 million or 41% are Hispanic. As such, Los Angeles ranks as the largest Hispanic advertising market in the United States. Substantially all of our billboard inventory in Los Angeles is located in neighborhoods where Hispanics represent a significant percentage of the local population. We believe that this coverage of the Hispanic population will continue to increase as the Hispanic community continues to grow. The Los Angeles metropolitan area has an extensive network of freeways and surface streets where the average commuter spends approximately 84 minutes per day in the car.

New York. The greater New York City area has a population of approximately 19.4 million, of which approximately 3.7 million, or 19%, are Hispanic. As such, New York ranks as the second largest Hispanic advertising market in the United States. We own substantially all of the 8-sheet and 30-sheet outdoor advertising faces in New York. We also own bulletins and larger outdoor faces in Times Square and along major highways and thoroughfares in New York’s boroughs.

Outdoor Advertising Inventory

Our inventory consists of the following types of advertising faces that are typically located on sites for which we have leases or permanent easements:

Inventory Type	Los Angeles	New York	Fresno
8-sheet posters	5,900	3,500	200
30-sheet posters	—	1,060	—
City-Lights	250	—	—
Wall-Scapes	5	172	—
Bulletins	14	160	—
Transit Vehicles	—	—	107

Total	6,169	4,892	307

8-sheet posters are generally six feet high by 12 feet wide. Due to the smaller size of this type of billboard, 8-sheet posters are often located in densely populated or fast growing areas where larger signs do not fit or are not permitted, such as parking lots and other tight areas. Accordingly, most of our 8-sheet posters are concentrated on city streets, targeting both pedestrian and vehicular traffic and are sold to advertisers for periods of four weeks.

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

City-Lights is a product we created in 1998 to serve national advertisers with a new advertising format visible both during the day and night. The format is typically used by national fashion, entertainment and consumer products companies desiring to target consumers within proximity of local malls or retail outlets. A City-Lights structure is approximately seven feet by 10 feet, set vertically on a single pole structure. The advertisement is usually housed in an illuminated glass casing for greater visibility at night and is sold to advertisers for periods of four weeks.

Wall-Scapes generally consist of advertisements ranging in a variety of sizes (from 120 to 800 square feet) that are displayed on the sides of buildings in densely populated locations. Advertising formats can include either vinyl prints or painted artwork. Because of a Wall-Scape’s greater impact and higher cost relative to other types of billboards, space is usually sold to advertisers for periods of six to 12 months.

Bulletins are generally 14 feet high by 48 feet wide and consist of panels or a single sheet of vinyl that are hand painted at the facilities of the outdoor advertising company or computer painted in accordance with design specifications supplied by the advertiser and mounted to the face of the display. Because of painted bulletins’ greater impact and higher cost relative to other types of billboards, they are usually located near major highways and are sold for periods of six to 12 months.

Transit Advertising is our newest form of outdoor advertising inventory and consists of advertising panels placed directly on public city buses. We market this type of advertising product only in Fresno, California, where we maintain exclusive rights through a franchise agreement to sell advertising space on nearly all of Fresno’s 107 public buses until January 3, 2004.

Outdoor Advertising Revenue

Advertisers usually contract for outdoor displays through advertising agencies, which are responsible for the artistic design and written content of the advertising. Advertising contracts are negotiated on the basis of monthly rates published in our “rate card.” These rates are based on a particular display’s exposure (or number of “impressions” delivered) in relation to the demographics of the particular market and its location within that market. The number of impressions delivered by a display (measured by the number of vehicles passing the site during a defined period and weighted to give effect to such factors as its proximity to other displays and the speed and viewing angle of approaching traffic) is determined by surveys that are verified by the Traffic Audit Bureau, an independent agency which is the outdoor advertising industry’s equivalent of television’s Nielsen ratings and radio’s Arbitron ratings.

In each of our markets, we employ salespeople who sell both local and national advertising. Our 2002 outdoor advertising revenue mix consisted of approximately 69% national advertisers and 31% local advertisers. We believe that our local sales force is crucial to maintaining relationships with key advertisers and agencies and identifying new advertisers.

Outdoor Advertising Competition

We compete in each of our outdoor markets with other outdoor advertisers including Viacom, Clear Channel, ArtKraft Strauss, Medallion Financial Corp. and Regency Outdoor Advertising. Many of these competitors have a larger national network and greater total resources than we have. In addition, we also compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains and buses. In competing with other media, outdoor advertising relies on its relative cost efficiency and its ability to reach a segment of the population with a particular set of demographic characteristics within that market.

Publishing

We own El Diario/la Prensa, the oldest major Spanish-language daily newspaper in the United States and one of three Spanish-language daily newspapers in New York. The newspaper reports news of interest to the Hispanic community, focusing primarily on local news events and daily occurrences in Latin America. El Diario/la Prensa had a daily paid circulation of 57,550 as of September 29, 2002, up from approximately 56,938 as of September 23, 2001.

The majority of El Diario/la Prensa’s revenue comes from circulation sales and the sale of local, national and classified advertising. Our top ten newspaper advertisers by dollar volume accounted for 11.3% of El Diario/la Prensa’s total advertising revenue in 2002. Circulation revenue comes almost exclusively from sales at newsstands and retail outlets, rather than mailed subscriptions.

Our primary Spanish-language publishing competitor is a publication called Hoy. Our publishing operation also competes with English-language newspapers and other types of advertising media, many of which reach larger audiences and have greater total resources than we have.

Most of our publishing employees are represented by the Newspaper and Mail Deliverers’ Union of New York and Vicinity and the Newspaper Guild of New York. Our collective bargaining agreement with the Newspaper Guild of New York expired on June 30, 2002 and we are currently in labor negotiations with the union over the terms of a new contract, during which time the terms and conditions of the prior agreement remain in effect under the terms of that agreement. Our agreement with the Newspaper and Mail Deliverers’ Union of New York and Vicinity expires on March 30, 2004.

Seasonality

Seasonal net broadcast revenue fluctuations are common in the television and radio broadcasting industry and the outdoor advertising industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. Our publishing advertising business typically does not experience significant seasonal revenue fluctuations.

Material Trademarks, Trade Names and Service Marks

In the course of our business, we use various trademarks, trade names and service marks, including our logos and FCC call letters, in our advertising and promotions. We believe that the strength of our trademarks, trade names and service marks are important to our business and we intend to protect and promote them as appropriate. We do not hold or depend upon any material patent, government license, franchise or concession, except our broadcast licenses granted by the Federal Communications Commission, or FCC. In addition, the majority of our outdoor advertising structures are subject to various state and local permitting requirements.

Employees

As of December 31, 2002, we had approximately 1,259 full-time employees, including 614 full-time employees in television, 416 full-time employees in radio, 52 full-time employees in outdoor and 152 full-time employees in publishing. As of December 31, 2002, 122 of our publishing employees were represented by labor unions that have entered into or are currently in negotiations for collective bargaining agreements with us. As of December 31, 2002, 10 of our full-time outdoor employees were represented by labor unions that have entered into or are currently in negotiations for collective bargaining agreements with us. We believe that our relations with our employees are good.

Regulation of Television and Radio Broadcasting

General. The FCC regulates television and radio broadcast stations pursuant to the Communications Act of 1934. Among other things, the FCC:

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

Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. Such matters may include:

•	changes to the license authorization and renewal process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to the FCC’s equal employment opportunity regulations and other matters relating to involvement of minorities and women in the broadcasting industry;

•	proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	technical and frequency allocation matters;

•	the implementation of digital television and radio broadcasting rules on both satellite and terrestrial bases;

•	the implementation of rules governing the carriage of local analog and/or digital television signals by direct broadcast satellite services and cable television systems;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution rules; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

However, the FCC also applies a rule, known as the equity-debt-plus rule, which causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority stockholder or other applicable exception to the FCC’s attribution rules. Under this rule, a major programming supplier (any programming supplier that provides more than 15% of the station’s weekly programming hours) or a same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the equity-debt-plus rule, equity includes all stock, whether voting or nonvoting, and equity held by insulated limited partners in limited partnerships. Debt includes all liabilities, whether long-term or short-term.

Generally, the FCC only permits an owner to have one television station per market. A single owner is permitted to have two stations with overlapping signals so long as they are assigned to different markets. The FCC’s rules regarding ownership permit, however, an owner to operate two television stations assigned to the same market so long as either:

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

The FCC permits a television station owner to own one radio station in the same market as its television station. In addition, a television station owner is permitted to own additional radio stations, not to exceed the local ownership limits for the market, as follows:

•	in markets where 20 media voices will remain, a television station owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

•	in markets where ten media voices will remain, a television station owner may own an additional three radio stations.

A “media voice” includes each independently-owned and operated full-power television and radio station and each daily newspaper that has a circulation exceeding 5% of the households in the market, plus one voice for all cable television systems operating in the market.

The FCC rules impose a limit on the number of radio stations a single individual or entity may own nationwide and the number of stations an entity or individual may own in a market as follows:

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

The FCC generally will conduct additional analysis for transactions that comply with these numerical ownership limits but that might involve undue concentration of market share.

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

As a result of recent court rulings that have called into question the validity of the FCC’s current ownership limitations involving local market and nationwide limitations and even the FCC’s authority to impose such limits, and as a part of its biennial review of all of its broadcast ownership restrictions, the FCC has announced that it is considering changes to or possible elimination of some or all of its ownership rules. The FCC has also solicited comments from the public on whether it should alter the way in which it defines radio markets for purposes of these rules. At this time it is difficult to predict the future of the FCC’s restrictions on how many stations a party may own, operate and/or control, and the effect that such changes may have upon our future acquisitions and competition we experience from other companies.

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

The FCC requires that licensees must not discriminate in hiring practices. It has recently released new rules that will require us to adhere to certain outreach practices when hiring personnel for our stations and to keep records of our compliance with these requirements.

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

“Must Carry” Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each full-service television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

•	require carriage of its signal by cable systems in the station’s market, which is referred to as “must carry” rules; or

•	negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market which is referred to as “retransmission consent.”

For the most part, we have elected “must carry” with respect to each of our full-power stations for the three-year period that commenced January 1, 2003.

Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As our stations begin broadcasting digital signals, the cable systems that carry our stations’ analog signals will not be required to carry such digital signal until we discontinue our analog broadcasting. Also, under current FCC rules, the cable systems will be required to carry only one channel of digital signal from each of our stations, even though we may be capable of broadcasting multiple programs simultaneously within the bandwidth that the FCC has allotted to us for digital broadcasting. The FCC is developing rules to govern the obligations of cable systems to carry local stations’ signals during and following the transition from analog to digital television broadcasting.

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

Stations may enter into cooperative arrangements known as joint sales agreements. Under the typical joint sales agreement, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately owned and licensed station in the same market. It also involves the provision by the selling party of certain sales, accounting and services to the station whose advertising is being sold. Unlike a time brokerage agreement, the typical joint sales agreement does not involve programming.

As part of its increased scrutiny of television and radio station acquisitions, the Department of Justice has stated publicly that it believes that time brokerage agreements and joint sales agreements could violate the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if such agreements take effect prior to the expiration of the waiting period under such Act. Furthermore, the Department of Justice has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Antitrust Act and has challenged them in certain locations. The Department of Justice also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to television and radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. See “Business—Risks Related To Our Business” below.

Digital Television Services. The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and data broadcasting.

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station have been allocated a separate channel for digital television operation. Stations are permitted to phase in their digital television operations over a period of years after which they will be required to surrender their license to broadcast the analog, or non-digital, television signal to the government by 2006, except that this deadline may be extended until digital television receivers reach an 85% market penetration. For a discussion of our stations’ compliance with the digital television broadcasting requirements, please see “Business—Risks Related To Our Business,” below.

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

Digital Radio Services. The FCC has adopted standards for authorizing and implementing terrestrial digital audio broadcasting technology, known as In-Band On-Channel™ or HD Radio, for FM radio stations. Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. This technology will permit an FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what effect such technology will have on our business or the operations of our radio stations.

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

Satellite Digital Audio Radio Service. The FCC has allocated spectrum to a new technology, satellite digital audio radio service, to deliver satellite-based audio programming to a national or regional audience. The FCC has licensed two entities, XM Radio, Inc. and Sirius Satellite Radio Inc., to provide this service. The nationwide reach of the satellite digital audio radio service allows niche programming aimed at diverse communities that we are targeting. This technology will compete with conventional terrestrial radio broadcasting. These competitors have both commenced operations and are offering their services nationwide.

Low-Power Radio Broadcast Service. On January 20, 2000, the FCC adopted rules creating a new low-power FM radio service and has granted a limited number of construction permits for such stations. The low-power FM service consists of two classes of radio stations, with maximum power levels of either 10 watts or 100 watts. The 10-watt stations will reach an area with a radius of between one and two miles, and the 100-watt stations reach an area with a radius of approximately three and one-half miles. The low-power FM stations are required to protect other existing FM stations, as currently required of full-powered FM stations.

The low-power FM service is exclusively non-commercial. It is difficult to predict what impact, if any, the new low-power FM service will have on technical interference with our stations’ signals or competition for our stations’ audiences. Due to current technical restrictions on low-power FM stations, we expect that low-power FM service will cause little or no signal interference with our stations.

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-service stations in those markets where the satellite operators have implemented local-into-local service, although one of the satellite carriers attempted to require its customers to install a second dish in order to receive our stations’ signals. The FCC has told this satellite carrier that it cannot utilize this second dish method of delivering our local broadcast signal to its customers, but an appeal is pending. Please see “Business—Risks Related To Our Business,” below.

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

In addition to the above settlement agreements, state and local governments are also considering regulating the outdoor advertising of alcohol products. Alcohol-related advertising represented approximately 8% of the total revenue of our outdoor billboard business in 2002. As a matter of both company policy and industry practice (on a voluntary basis), we do not post any alcohol advertisements within a 500 square foot radius of any school, church or hospital. Any significant reduction in alcohol-related advertising due to content-related restrictions could cause a reduction in our direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

Risk Factors

Risks Related To Our Business

We have a history of losses that, if continued, could adversely affect the market price of our securities and our ability to raise capital.

We had net losses of approximately $10.6 million, $65.8 million and $92.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, we had pro forma net losses applicable to common stock of $88.8 million for the year ended December 31, 2000. We had net losses applicable to common stock of $20.8 million, $75.9 million and $94.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

If we cannot raise required capital, we may have to curtail existing operations and our future growth through acquisitions.

We may require significant additional capital for future acquisitions and general working capital and debt service needs. If our cash flow and existing working capital are not sufficient to fund future acquisitions and our general working capital and debt service requirements, we will have to raise additional funds by selling equity, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives for raising additional funds may be available on acceptable terms to us or in amounts sufficient for us to meet our requirements. In addition, our ability to raise additional funds is limited by the terms of our bank credit facility and the indenture governing our senior subordinated notes. Our failure to obtain any required new financing may prevent future acquisitions.

Our substantial level of debt could limit our ability to grow and compete.

As of December 31, 2002, we had approximately $66 million of debt outstanding under our bank credit facility, and $225 million principal amount of our senior subordinated notes. In addition, we expect to draw down from our bank credit facility to pay the cash portion of the total consideration to be paid to Big City Radio, Inc. to acquire its Los Angeles area radio stations.

A significant portion of our cash flow from operations will be dedicated to servicing our debt obligations, and our ability to obtain additional financing may be limited. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If the amounts outstanding under our bank credit facility are accelerated, our assets may not be sufficient to repay in full the money owed to such lenders.

Our substantial indebtedness could have important consequences to our business, such as:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes; and

•	placing us at a disadvantage compared to those of our competitors who have less debt.

The indenture for the senior subordinated notes and the credit agreement governing our bank credit facility contain various covenants that limit management’s discretion in the operation of our business and could limit our ability to grow and compete.

The indenture governing our senior subordinated notes and the credit agreement governing our bank credit facility contain various provisions that limit our ability to:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	create liens;

•	sell assets; and

•	enter into certain transactions with affiliates.

These provisions restrict management’s ability to operate our business in accordance with management’s discretion and could limit our ability to grow and compete.

If we fail to comply with any of our financial covenants or ratios under our financing agreements, our lenders could:

•	elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	terminate their commitments, if any, to make further extensions of credit.

In addition, a breach of some of the restrictions or covenants under the indenture governing the senior subordinated notes, or an acceleration by our senior secured lenders of our obligations to them, would cause a default under the senior subordinated notes. We may not have, or be able to obtain, sufficient funds to make accelerated payments, including payments on the senior subordinated notes, or to repay the senior subordinated notes in full after we pay our senior secured lenders to the extent of their collateral.

Any failure to maintain our FCC broadcast licenses could cause a default under our bank credit facility and cause an acceleration of our indebtedness.

Our bank credit facility requires us to maintain our FCC licenses. If the FCC were to revoke any of our material licenses, our lenders could declare all amounts outstanding under the bank credit facility to be immediately due and payable. If our indebtedness is accelerated, we may not have sufficient funds to pay the amounts owed.

Cancellations or reductions of advertising could adversely affect our results of operations.

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

Univision’s ability to exert significant influence over our business may make some transactions difficult or impossible to complete without Univision’s support.

Univision, as the holder of all of our Class C common stock, currently has the ability to exert significant influence over certain material decisions relating to our business. This influence includes the right to elect two of our directors and the right to approve certain material decisions involving our company, including any merger, consolidation or other business combination, any dissolution of our company and any assignment of the FCC licenses for any of our Univision-affiliated television stations. In connection with Univision’s proposed merger with Hispanic Broadcasting Corporation, the two Univision-elected directors resigned from our board of directors in August 2002 to avoid any potential conflict of interest arising out of that transaction, and those board seats have remained vacant since that time. Univision’s ownership interest may have the effect of delaying, deterring or preventing a change in control of our company and may make some transactions more difficult or impossible to complete without Univision’s support.

If Univision is required to sell all or a portion of its equity interest in our company, the market price of our securities could be adversely affected.

In connection with their proposed merger, Univision and Hispanic Broadcasting Corporation are currently in discussions with the Department of Justice and the FCC regarding the conditions, if any, that must be met to obtain those agencies’ approvals of the transaction. We understand that one of the issues being discussed in this process is Univision’s equity interest in our company. If Univision is required to divest a significant portion of its equity interest in us, such sale could depress the market value of our Class A common stock.

Our television ratings and revenue could decline significantly if our affiliation relationship with Univision or Univision’s programming success changes in an adverse manner.

If our affiliation relationship with Univision changes in an adverse manner, or if Univision’s programming success diminishes, our ability to generate television advertising revenue on which our television business depends could be negatively affected. Univision’s ratings might decline or Univision might not continue to provide programming, marketing, available advertising time and other support to its affiliates on the same basis as currently provided. Additionally, by aligning ourselves closely with Univision, we might forego other opportunities that could diversify our television programming and avoid dependence on Univision’s television networks. Univision’s relationships with Grupo Televisa, S.A. de C.V. and Corporacion Venezolana de Television, C.A., or Venevision, are important to Univision’s, and consequently our, continued success.

Because three of our directors and officers, and stockholders affiliated with them, hold the majority of our voting power, they can ensure the outcome of most matters on which our stockholders vote.

As of December 31, 2002, Walter F. Ulloa, Philip C. Wilkinson and Paul Zevnik, each of whom is a director and officer of our company, together hold approximately 75% of the combined voting power of our outstanding shares of common stock. In addition to their shares of our Class A common stock, collectively they own all of the issued and outstanding shares of our Class

B common stock, which have ten votes per share on any matter subject to a vote of the stockholders. Accordingly, Messrs. Ulloa, Wilkinson and Zevnik have the ability to elect each of the members of our board of directors, other than the two members elected by Univision (which seats are currently vacant). Messrs. Ulloa, Wilkinson and Zevnik have agreed contractually to vote their shares to elect themselves and a representative of TSG Capital Fund III, L.P. as directors of our company. Messrs. Ulloa, Wilkinson and Zevnik, acting in concert, also have the ability to control the outcome of most matters requiring stockholder approval. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of the company.

Displacement of any of our low-power television stations could cause our ratings and revenue for any such station to decrease.

A significant portion of our television stations is licensed by the FCC for low-power service only. Our low-power television stations operate with far less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations are treated as a secondary service. If any or all of our low-power stations are found to cause interference to full-power stations, we would be required to eliminate the interference or terminate service. As a result of the FCC’s initiation of digital television service and actions by Congress to reclaim broadcast spectrum, channels 52-69, previously used for broadcasting, will be cleared and put up for auction generally to wireless services or assignment to public safety services. In a few urban markets where we operate, including Washington, D.C. and San Diego, there are a limited number of alternative channels to which our low-power television stations could migrate as they are displaced by full-power digital broadcasters and non-broadcast services. If we are unable to move the signals of our low-power television stations to replacement channels to the extent legally required, we may be unable to maintain the same level of service, which could harm our ratings and advertising revenue or, in the worst case, cause us to discontinue operations at those low-power television stations.

We may have difficulty meeting certain FCC deadlines to comply with the required conversion to digital television, and such conversion may not result in commercial benefit unless there is sufficient consumer demand.

The FCC required full-power television stations in the United States to begin broadcasting a digital television, or DTV, signal by May 1, 2002. The FCC has allocated an additional television channel to most such station owners so that each full-power television station can broadcast a DTV signal on the additional channel while continuing to broadcast an analog signal on the station’s original channel. As part of the transition from analog to DTV, full-power television station owners may be required to stop broadcasting analog signals and relinquish their analog channels to the FCC by 2006 if the market penetration of DTV receivers reaches certain levels by that time.

Our full-power television stations did not meet the May 1, 2002 deadline to begin broadcasting a DTV signal. In some cases, the inability to meet the deadline resulted from the FCC having not yet granted construction permits authorizing us to build the facilities necessary to operate on our allocated DTV channels. Some of our other full-power television stations received construction permits from the FCC, but were not able to finish construction and begin broadcasting DTV signals before the May 1, 2002 deadline. The FCC granted us extensions to complete construction of DTV facilities for our full-power television stations that have received construction permits. These extensions will expire during the second quarter of 2003, unless further extended by the FCC. We intend to complete construction of DTV facilities and commence DTV operations by constructing low-power facilities, as permitted by the FCC’s rules described in the next paragraph.

FCC rules allow us initially to satisfy the obligation for our full-power television stations to begin broadcasting a DTV signal by broadcasting a signal that serves at least each full-power television station’s applicable community of license. In most instances, this rule permits us to install temporary DTV facilities of a lower power level, which does not require the degree of capital investment that we had anticipated would be necessary to meet the requirements of our stations’ DTV authorizations. Our initial cost of converting our full-power stations to DTV, therefore, is considerably lower than it would have been if we were required to operate immediately at the full signal strength provided for by our DTV authorizations.

Because our full-power television stations rely on “must carry” rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operations.

Under the Cable Act, each broadcast station is required to elect, every three years, to exercise the right either to require cable television system operators in its local market to carry its signal, or to prohibit cable carriage or condition it upon payment of a fee or other consideration. Under these “must carry” provisions of the Cable Act, a broadcaster may demand carriage on a specific channel on cable systems within its market. These “must carry” rights are not absolute, and under some circumstances, a cable system may decline to carry a given station. Our television stations, for the most part, elected “must carry” on local cable systems for the three-year election period that commenced January 1, 2003. The required election date for the next three-year election period commencing January 1, 2006 will be October 1, 2005.

The future of “must carry” rights is uncertain, especially as they relate to the extent of carriage of DTV stations. Current FCC rules generally relate only to the carriage of analog television signals. The FCC is developing rules to govern the obligations of cable television systems to carry local television stations during and following the transition from analog to DTV broadcasting.

The extent of the “must carry” rights television stations will have after they make the transition to DTV is not certain. So long as we continue to broadcast in analog mode, the FCC has not yet required cable operators to carry our digital signal. New laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operations. We cannot predict what final rules the FCC ultimately will adopt or what effect those rules will have on our business.

Our low-power television stations do not have cable “must carry” rights. We may face future uncertainty with respect to the availability of cable carriage for our stations in seven markets where we currently hold only a low-power license.

The policies of direct broadcast satellite companies may make it more difficult for their customers to receive our local broadcast station signals.

The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows direct broadcast satellite, or DBS, television companies, which are currently DirecTV and EchoStar/Dish Network, for the first time to transmit local broadcast television station signals back to their subscribers in local markets. In exchange for this privilege, however, SHVIA requires that in television markets in which a DBS company elects to pick up and retransmit any local broadcast station signals, the DBS provider must also offer to its subscribers signals from all other qualified local broadcast television stations in that market. Our broadcast television stations in markets for which DBS operators have elected to carry local stations have sought to qualify for carriage under this “carry one/carry all” rule.

A controversy has arisen in the manner in which EchoStar/Dish Network has implemented the carry one/carry all rule. In order to get signals from all local stations, including the signals from our stations, EchoStar/Dish Network subscribers were being required to install a second receiving dish to receive all of the local stations in some markets. This was an inconvenience for the typical DBS subscriber and, as a result, limited the size of the viewership for our stations available only on the “second dish” under the carry one/carry all rule. The FCC has determined that EchoStar/Dish Network cannot require use of a second dish for carriage of local signals. EchoStar/Dish Network must implement alternative methods of complying with its SHVIA obligations, which has not resulted in EchoStar/Dish Network delivering certain of our stations to its customers’ primary dish. EchoStar/Dish Network has petitioned the FCC for reconsideration of this decision, and other parties have asked for review as to whether EchoStar/Dish Network was entitled to comply by any means other than by placing all television stations on the same dish. At this time, we cannot predict the outcome of this dispute or its effect on our stations’ ability to reach viewers who subscribe to EchoStar/Dish Network services.

Risks Related To Our Capital Structure

Stockholders who desire to change control of our company may be prevented from doing so by provisions of our first restated certificate of incorporation, the credit agreement governing our bank credit facility and the indenture governing our senior subordinated notes. In addition, other agreements contain provisions that could discourage a takeover.

Our first restated certificate of incorporation could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. The provisions of our certificate of incorporation could diminish the opportunities for a stockholder to participate in tender offers. In addition, under our certificate of incorporation, our board of directors may issue preferred stock on terms that could have the effect of delaying or preventing a change in control of our company. The issuance of preferred stock could also negatively affect the voting power of holders of our common stock. The provisions of our certificate of incorporation may have the effect of discouraging or preventing an acquisition or sale of our business.

In addition, the agreements governing our indebtedness and the senior subordinated notes contain limitations on our ability to enter into a change of control transaction. Under these agreements, the occurrence of a change of control, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of our outstanding indebtedness.

The issuance by us of preferred stock could adversely affect the rights of our other stockholders.

Our certificate of incorporation authorizes our board of directors to issue up to 50,000,000 shares of preferred stock in one or more series, to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock, to fix the number of shares constituting any such series, and to fix the designation of any such series, without further vote or action by our stockholders. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of the holders of common stock and thereby reduce the value of our common stock. We have 5,865,102 million shares of Series A mandatorily redeemable convertible preferred stock, or Series A preferred stock, outstanding. The issuance of preferred stock, coupled with the concentration of the voting power of common stock in three of our directors and executive officers, could discourage transactions involving an actual or potential change in control of our company. These include transactions in which the holders of common stock might otherwise receive a premium for their shares over then current prices and may limit the ability of such stockholders to approve transactions that they may deem to be in their best interests.

If the holders of our Series A preferred stock exercise their option to redeem their preferred stock on or after April 19, 2006, we may not have sufficient funds to do so and we may be in default under the terms of our bank credit facility and/or the senior subordinated notes.

The holders of a majority of our Series A preferred stock have the right on or after April 19, 2006 to require us to redeem any or all of their preferred stock at the original issue price plus accrued dividends. On April 19, 2006, such redemption price would be approximately $143.5 million, and would continue to accrue a dividend of 8.5% per year. If we have sufficient funds under Delaware law to pay the redemption price, but are prevented from redeeming this preferred stock because of restrictions in our indenture governing the senior subordinated notes and/or our bank credit facility, we would be in violation of the terms of the Series A preferred stock. In such event, we may be in default under our bank credit facility and the holders of the Series A preferred stock may be able to obtain a judgment against us. Any such judgment may be found to be pari passu with the claims of the holders of the senior subordinated notes. In the event a judgment is obtained and remains unpaid, or the Series A preferred stock is paid in violation of our bank credit facility or the indenture governing the senior subordinated notes, we would be in default under our bank credit facility and the senior subordinated notes and we could be obligated to repay the obligations under our bank credit facility, if accelerated, and the senior subordinated notes, if accelerated. We may not have sufficient funds at that time to pay all of our obligations in such event.

Available Information

We make available free of charge on our Internet website, www.entravision.com, the following reports, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC:

•	our annual report on Form 10-K;

•	our quarterly reports on Form 10-Q; and

•	our current reports on Form 8-K.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Monica, California. We lease approximately 13,000 square feet of space in the building housing our corporate headquarters under a lease expiring in 2006. The types of properties required to support each of our television and radio stations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We also own the buildings and/or land used for office, studio and tower facilities at nine of our television and/or radio properties. We own substantially all of the equipment used in our television and radio broadcasting business. We believe that all of our facilities and equipment are adequate to conduct our present operations. We also lease certain facilities and broadcast equipment in the operation of our business. See Note 8 to “Notes to Consolidated Financial Statements.”

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ended December 31, 2001
First Quarter	$20.50	$7.00
Second Quarter	$14.80	$8.70
Third Quarter	$13.70	$7.25
Fourth Quarter	$12.66	$8.11

Year Ending December 31, 2002
First Quarter	$16.50	$10.40
Second Quarter	$17.25	$11.50
Third Quarter	$13.25	$8.55
Fourth Quarter	$13.60	$9.30

As of February 5, 2003, there were approximately 135 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Dividend Policy

We have never declared or paid any cash dividends on our Class A common stock, Class B common stock or Class C common stock. We currently intend to retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our Class A common stock, Class B common stock or Class C common stock in the foreseeable future. In addition, our bank credit facility, the indenture governing our senior subordinated notes and the terms of our outstanding preferred stock restrict our ability to pay dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Presented below are our selected financial data for each of the five fiscal years in the period ended December 31, 2002.

The data as of December 31, 2002, 2001, 2000, 1999 and 1998 and for each of the five fiscal years in the period ended December 31, 2002 are derived from, and are qualified by reference to, our audited financial statements and should be read in conjunction therewith and the notes thereto. We experienced significant growth primarily due to our acquisition strategy. Therefore, we may not experience the same rate of growth in 2003.

(In thousands, except per share and per membership unit data)

	Year Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Net revenue	$238,469	$208,908	$154,021	$58,999	$44,820

Expenses:
Direct operating expenses	113,930	100,347	60,987	24,441	15,794
Selling, general and administrative expenses	49,116	42,485	36,600	11,611	8,877
Corporate expenses	16,731	15,636	12,741	5,809	3,963
Non-cash stock-based compensation (1)	2,942	3,243	5,822	29,143	500
Depreciation and amortization	41,194	120,017	69,238	15,982	10,934

Total expenses	223,913	281,728	185,388	86,986	40,068

Operating income (loss)	14,556	(72,820)	(31,367)	(27,987)	4,752
Interest expense, net	(24,829)	(20,978)	(23,916)	(9,591)	(8,244)
Non-cash interest expense relating to related-party beneficial conversion options (2)	—	—	(39,677)	(2,500)	—
Gain (loss) on sale of media properties	(707)	4,977	—	—	—

Loss before income taxes	(10,980)	(88,821)	(94,960)	(40,078)	(3,492)
Income tax (expense) benefit (3)	122	22,999	2,934	121	(210)
Equity in net earnings of nonconsolidated affiliates	213	27	(214)	—	—

Net (loss)	(10,645)	(65,795)	(92,240)	$(39,957)	$(3,702)

Accretion of preferred stock redemption value	10,201	10,117	2,449

Net loss applicable to common stock	$(20,846)	$(75,912)	$(94,689)

Net loss per share: basic and diluted	$(0.18)	$(0.66)	$(0.27)

Weighted average common shares outstanding, basic and diluted	119,111	115,223	115,288

Pro forma:
Provision for income tax benefit (4)			$5,904	$2,499	$322

Net loss (4)			$(86,336)	$(37,579)	$(3,170)

Per share data:
Net loss per share, basic and diluted (4)			$(1.34)	$(1.16)	$(0.10)

Weighted average common shares outstanding, basic and diluted			66,452	32,402	32,895

Loss per membership unit (5)			$(31.04)	$(19.12)	$(0.07)

	Year Ended December 31,
	2002	2001	2000	1999	1998
Other Financial Data:
Broadcast cash flow (6)	$75,423	$66,076	$56,434	$22,947	$20,149
EBITDA as adjusted (adjusted for non-cash stock-based compensation) (6)	58,692	50,440	43,693	17,138	16,186
Non-cash stock-based compensation (1)	2,942	3,243	5,822	29,143	500
Cash flows from operating activities	35,018	11,998	10,608	6,128	7,658
Cash flows from investing activities	(127,216)	(63,733)	(1,002,300)	(59,063)	(25,586)
Cash flows from financing activities	85,754	1,524	1,058,559	51,631	19,339
Capital expenditures	19,562	28,941	23,675	12,825	3,094

	As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$12,569	$19,013	$69,224	$2,357	$3,661
Total assets	1,573,481	1,535,517	1,560,493	205,017	131,291
Long-term debt, including current portion	305,910	252,769	254,947	167,306	99,737
Series A mandatorily redeemable convertible preferred stock	100,921	90,720	80,603	—	—
Total equity	1,015,043	987,395	1,055,377	28,011	24,871

(1)	Non-cash stock-based compensation consists primarily of compensation expense relating to stock awards granted to our employees and consultants.
(2)	Non-cash interest expense charges relate to the estimated intrinsic value of the conversion options contained in our subordinated note to Univision in the amount of $2.5 million in 1999 and $31.6 million in 2000, and the conversion option feature in our convertible subordinated note in the amount of $8.1 in 2000.
(3)	Included in the 2000 income tax benefit is a charge of $10.5 million relating to the effect of change in tax status, which resulted from the recording of a net deferred tax liability upon our reorganization from a limited liability company to a C corporation, effective with our initial public offering.
(4)	Pro forma net loss and pro forma basic and diluted net loss per share give effect to our reorganization from a limited liability company to a C corporation for federal and state income tax purposes and assume that we were subject to corporate income taxes at an effective combined federal and state income tax rate of 40% before the effect of non-tax deductible goodwill, non-cash stock-based compensation and non-cash interest expense for the years ended December 31, 1999 and 1998. The December 31, 2000 statement of operations reflects operations and the related income tax benefit as a C corporation for the period subsequent to our reorganization. Pro forma income tax expense is presented for the period from January 1, 2000 through the August 2, 2000 reorganization on the same basis as the preceding years.
(5)	Loss per membership unit is computed as net loss of our predecessor divided by the number of membership units as of the last day of each reporting period. For 2000, loss per membership unit is for the period from January 1, 2000 through the August 2, 2000 reorganization.
(6)	Broadcast cash flow means operating income (loss) before corporate expenses, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flows improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of total debt to operating cash flow having exceeded 7.0 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of total indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of total indebtedness to each of operating cash flow and consolidated cash flow were as follows (in each case for the year ended December 31): 2002, 5.2 to 1; 2001, 5.0 to 1; 2000, 5.8 to 1; 1999, 9.8 to 1; and 1998, 6.2 to 1. We entered into the bank credit facility in September 2000 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

While we and many in the financial community consider broadcast cash flow and EBITDA as adjusted to be important, they should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. In addition, our definitions of broadcast cash flow and EBITDA as adjusted differ from those of many companies reporting similarly named measures.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2002, 2001 and 2000 and consolidated financial condition as of December 31, 2002 and 2001 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

OVERVIEW

We generate revenue from sales of national and local advertising time on television and radio stations and advertising on our billboards and in our publication. Advertising rates are, in large part, based on each media’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and outdoor advertising services and publishing services are provided. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commission expense to agencies on local, regional and national advertising. Our revenue reflects deductions from gross revenue for commissions to these agencies. Univision currently owns approximately 31% of our common stock.

We operate in four reportable segments: television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. As of the date of filing this report, we own and/or operate 42 primary television stations that are located primarily in the southwestern United States. We own and/or operate 58 radio stations (43 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 11,400 advertising faces located primarily in Los Angeles and New York. Our newspaper publishing operation consists of the newspaper El Diario/la Prensa in New York. The comparability of our results between 2002, 2001 and 2000 is significantly affected by businesses we acquired in those years.

Our net revenue for the year ended December 31, 2002, was $238.5 million. Of that amount, revenue generated by our television segment accounted for 47%; revenue generated by our radio segment accounted for 32%; revenue generated by our outdoor segment accounted for 13%; and revenue generated by our publishing segment accounted for 8%.

Several factors may adversely affect our performance in any given period. Seasonal revenue fluctuations are common in the broadcasting and outdoor advertising industries and are due primarily to variations in advertising expenditures by both local and national advertisers. Our business is also affected by general trends in the national economic environment, as well as economic changes in the local or regional markets in which we operate. The effects of the economic downturn could continue to affect adversely our advertising revenues, causing our operating income to be reduced.

Our primary expenses are employee compensation, including commissions paid to our sales staffs and our national representative firms, marketing, promotion and selling, technical, local programming, engineering and general and administrative. Our local programming costs for television consist of costs related to producing local newscasts in most of our markets.

As a result of the acquisitions we consummated in recent years, approximately 83% of our total assets and 128% of our net assets are intangible. We periodically review our long-lived assets, including intangible assets and goodwill related to those acquisitions to determine potential impairment. To date, we have determined that no impairment of long-lived assets or goodwill exists. In making this determination, the assumptions about future cash flows on the assets under evaluation are critical. Some stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about increasing cash flows after conversion reflect management’s estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If these expected increases or sale proceeds are not realized, impairment losses may be recorded in the future. Please see Notes 3 and 14 to Notes to Consolidated Financial Statements regarding the effects of our adoption of SFAS No. 142.

During 2002, we acquired four television stations – one in each of El Paso, Texas, Corpus Christi, Texas, San Angelo, Texas and Salinas-Monterey, California – for an aggregate purchase price of approximately $19.4 million. Additionally, we acquired four radio stations – one in each of Denver, Colorado, Aspen, Colorado, Dallas, Texas and Las Vegas, Nevada – for an aggregate purchase price of approximately $70 million. We evaluated the transferred set of activities, assets, inputs and processes in each of these acquisitions and determined that the items excluded were significant and that each of these acquisitions was not considered a business.

On October 1, 2002, we exchanged the assets of our television station KEAT-LP in Amarillo, Texas for the assets of Univision’s station WUTH-CA in Hartford, Connecticut.

On December 23, 2002, we entered into an asset purchase agreement with Big City Radio to acquire three radio stations in Los Angeles, California for $100 million and 3,766,478 shares of our Class A common stock. This acquisition is expected to close in the first quarter of 2003.

On January 28, 2003, we acquired five low power television stations from Univision in Santa Barbara, California for approximately $2.5 million.

RESULTS OF OPERATIONS

Separate financial data for each of our operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. We evaluate the performance of our operating segments based on the following:

	Years Ended December 31,			% Change 2002 to 2001	% Change 2001 to 2000
	2002	2001	2000
	(In thousands)
Net revenue:
Television	$112,405	$91,902	$82,417	22%	12%
Radio	75,720	65,479	43,338	16	51
Outdoor	30,325	31,668	13,096	(4)	142
Publishing	20,019	19,859	15,170	1	31

Consolidated	238,469	208,908	154,021	14	36

Direct expenses:
Television	48,382	38,652	34,290	25	13
Radio	30,236	26,443	10,991	14	141
Outdoor	20,589	20,688	5,494	—	277
Publishing	14,723	14,546	10,212	1	42

Consolidated	113,930	100,347	60,987	14	65

Selling, general and administrative expenses:
Television	20,879	18,516	15,642	13	18
Radio	20,493	16,445	16,767	25	(2)
Outdoor	4,137	4,128	1,544	—	167
Publishing	3,607	3,346	2,647	7	26

Consolidated	49,116	42,485	36,600	16	16

Depreciation and amortization:
Television	14,478	30,076	20,064	(52)	50
Radio	8,241	69,442	41,537	(88)	67
Outdoor	17,930	19,319	5,984	(7)	223
Publishing	545	1,180	1,653	(54)	(29)

Consolidated	41,194	120,017	69,238	(66)	73

Segment operating profit (loss):
Television	28,666	4,658	12,421	515	(62)
Radio	16,750	(46,851)	(25,957)	*	80
Outdoor	(12,331)	(12,467)	74	(1)	*
Publishing	1,144	719	658	59	9

Consolidated	34,229	(53,941)	(12,804)	*	321

Corporate expenses	16,731	15,636	12,741	7	23
Non-cash stock-based compensation	2,942	3,243	5,822	(9)	(44)

Operating profit (loss)	$14,556	$(72,820)	$(31,367)	*	132

Broadcast cash flow (1):
Television	$43,144	$34,734	$32,485	24	7
Radio	24,991	22,591	15,580	11	45
Outdoor	5,599	6,852	6,058	(18)	13
Publishing	1,689	1,899	2,311	(11)	(18)

Consolidated	$75,423	$66,076	$56,434	14	17

EBITDA as adjusted (1)	$58,692	$50,440	$43,693	16%	15%

Total assets:
Television	$388,923	$441,487	$401,075
Radio	921,430	815,323	856,038
Outdoor	255,483	271,001	293,887
Publishing	7,645	7,706	9,493

Consolidated	$1,573,481	$1,535,517	$1,560,493

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Capital expenditures:
Television	$13,680	$23,911	$15,749
Radio	5,207	4,639	7,700
Outdoor	646	325	164
Publishing	29	66	62

Consolidated	19,562	$28,941	$23,675

*	Percentage not meaningful
(1)	Broadcast cash flow means operating income (loss) before corporate expenses, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flows improvement from year to year as they eliminate non-cash expense items. We that believe our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of total debt to operating cash flow having exceeded 7.0 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of total indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of total indebtedness to each of operating cash flow and consolidated cash flow were as follows (in each case for the year ended December 31): 2002, 5.2 to 1; 2001, 5.0 to 1; 2000, 5.8 to 1; 1999, 9.8 to 1; and 1998, 6.2 to 1. We entered into the bank credit facility in September 2000 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

While we and many in the financial community consider broadcast cash flow and EBITDA as adjusted to be important, they should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. In addition, our definitions of broadcast cash flow and EBITDA as adjusted differ from those of many companies reporting similarly named measures.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Consolidated Operations

Net Revenue. Net revenue increased to $238.5 million for the year ended December 31, 2002 from $208.9 million for the year ended December 31, 2001, an increase of $29.6 million. Of that increase, $25.7 million was attributable to a 17% increase in net revenue from the television and radio stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase from those same stations was attributable to increased advertising sold (referred to as “inventory” in our industry) and increased rates for that inventory. The overall increase in net revenue was also partially attributable to our 2002 acquisitions, a full year of operations of our 2001 acquisitions and our TeleFutura affiliates, which together accounted for $6 million of the overall increase, and increased publishing revenue, which accounted for $0.2 million of the overall increase. The overall increase was partially offset by a reduction of $1.3 million as a result of reduced outdoor net revenue. The overall increase was also partially offset by $1 million of net revenue in 2001 from radio stations that we owned for part of 2001 but had sold by the end of 2001.

We currently anticipate that a full year of operations from our 2002 acquisitions and the revenues generated from any 2003 acquisitions will contribute to an overall increase in our net revenue for 2003. We also currently anticipate that overall ratings for our television and radio stations will continue to increase in future periods. Together with the continued rise in the number of advertisers purchasing Spanish-language advertising, we believe that these ratings increases will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to increase our rates, resulting in continued increases in net revenue in future periods. These anticipated increases in net revenue could, however, be offset by the effects of any terrorist attack or significant U.S. military action abroad, as the advertising industry historically has experienced a measurable drop in sales under such circumstances.

Direct Operating Expenses. Direct operating expenses increased to $113.9 million for the year ended December 31, 2002 from $100.3 million for the year ended December 31, 2001, an increase of $13.6 million. Of that increase, $10.7 million was attributable to a 17% increase in direct operating expenses from the television and radio stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase from those same stations was primarily attributable to increases in the cost of ratings services and commissions and national representation fees associated with the increase in net revenue for those stations. The overall increase in direct operating expenses was also partially attributable to our 2002 acquisitions, a full year of operations of our 2001 acquisitions and our TeleFutura affiliates, which together accounted for $3.5 million of the overall increase, and increased publishing direct operating expenses, which accounted for $0.2 million of the overall increase. The overall increase was partially offset by $0.7 million of direct operating expenses in 2001 from radio stations that we owned for part of 2001 but had sold by the end of 2001. The overall increase was also partially offset by a reduction of $0.1 million resulting from reduced outdoor direct operating expenses. As a percentage of net revenue, direct operating expenses remained unchanged at 48% for each of the years ended December 31, 2002 and 2001.

We currently anticipate that, as our net revenue increases in future periods, our direct operating expenses correspondingly will continue to increase. However, we expect that net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will decrease in future periods.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to $49.1 million for the year ended December 31, 2002 from $42.5 million for the year ended December 31, 2001, an increase of $6.6 million. The increase was partially attributable to the settlement of a contract dispute with our former radio national representation firm, Interep National Radio Sales, Inc., which accounted for $1.6 million of the increase. The increase was also partially attributable to an 8% increase in selling, general and administrative expenses, excluding the Interep settlement, from the television and radio stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase of $2.8 million from those same stations was primarily attributable to increased insurance costs, increased marketing and promotion costs and higher sales bonuses associated with the increase in net revenue for those stations. The overall increase in selling, general and administrative expenses was also partially attributable to our 2002 acquisitions, a full year of operations of our 2001 acquisitions and our TeleFutura affiliates, which together accounted for $2.4 million of the overall increase and increased publishing expenses, which accounted for $0.2 million of the overall increase. The overall increase was partially offset by $0.4 million of selling, general and administrative expenses in 2001 from stations that we owned for part of 2001 but had sold by the end of 2001.

As a percentage of net revenue, selling, general and administrative expenses were 21% for the year ended December 31, 2002 and 20% for the year ended December 31, 2001. Selling, general and administrative expenses as a percentage of net revenue increased due to the additional cost of the Interep settlement. Excluding the Interep settlement, selling, general and administrative expenses as a percentage of net revenue remained unchanged at 20% for each of the years ended December 31, 2002 and 2001. On a same station basis, excluding the Interep settlement, selling, general and administrative expenses as a percentage of net revenue decreased to 21% for the year ended December 31, 2002 from 22% for the year ended December 31, 2001.

Although we currently anticipate that selling, general and administrative expenses will increase in future periods, we expect that net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will decrease in future periods.

Corporate Expenses. Corporate expenses increased to $16.7 million for the year ended December 31, 2002 from $15.6 million for the year ended December 31, 2001, an increase of $1.1 million. The increase was primarily attributable to increased legal costs associated with the third-party information request that we received in connection with the proposed merger between Univision and Hispanic Broadcasting Corporation. The increase was also attributable to increased insurance costs and bonuses associated with the increase in EBITDA as adjusted. As a percentage of net revenue, corporate expenses remained unchanged at 7% for each of the years ended December 31, 2002 and 2001.

We currently anticipate that corporate expenses will increase in future periods, primarily due to increased insurance costs. Nevertheless, we expect that these increases will be outpaced by net revenue increases such that corporate expenses as a percentage of net revenue will decrease in future periods.

Depreciation and Amortization. Depreciation and amortization decreased to $41.2 million for the year ended December 31, 2002 from $120 million for the year ended December 31, 2001, a decrease of $78.8 million. This decrease was primarily due to the adoption of SFAS No. 142, which resulted in a decrease of $80.9 million of amortization expense.

We had initially classified our Univision television network affiliation agreement as an indefinite life intangible asset under SFAS No. 142. This agreement has an initial term of 25 years and expires in 2021. The agreement includes multiple, successive renewal options, and we currently expect the agreement to be renewed indefinitely. However, upon further review of SFAS No. 142, we reevaluated our initial classification and determined that the Univision network affiliation agreement does not meet the strict requirements for classification as an indefinite life intangible asset because we do not have the unilateral right to renew the agreement indefinitely. We have revised the classification and will amortize this intangible asset over the remaining term of the agreement, retroactive to January 1, 2002, the date on which we adopted SFAS No. 142. Please see Notes 3 and 14 to Notes to Consolidated Financial Statements.

Non-Cash Stock-Based Compensation. Non-cash stock-based compensation decreased to $2.9 million for the year ended December 31, 2002 from $3.2 million for the year ended December 31, 2001, a decrease of $0.3 million. Non-cash stock-based compensation consists primarily of compensation expense relating to restricted and unrestricted stock awards granted to our employees during the second quarter of 2000.

Operating Income (Loss). As a result of the above factors, we had operating income of $14.6 million for the year ended December 31, 2002, compared to an operating loss of $72.8 million for the year ended December 31, 2001. The change to operating income was primarily due to the decrease in amortization expenses as a result of adopting SFAS No. 142.

Interest Expense, Net. Interest expense increased to $24.8 million for the year ended December 31, 2002 from $21 million for the year ended December 31, 2001, an increase of $3.8 million. The increase was primarily due to the higher rate of interest on our senior subordinated notes as compared to the rate of interest on borrowings under our bank credit facility. The increase was also attributable to increased borrowings and higher interest income in the prior year.

Income Tax Benefit. Our expected tax rate is approximately 40% of pre-tax income or loss, adjusted for permanent tax differences. For the years ended December 31, 2002 and 2001, the tax benefit was less than the expected 40% of the pre-tax loss because of the non-deductible portion of certain items, including non-cash stock-based compensation for financial statement purposes that will not be deductible for tax purposes, state taxes, foreign taxes, the expected disallowance of state net operating loss carryforward amounts and meals and entertainment. We currently have approximately $104 million in net operating loss carryforwards expiring through 2022 that we expect will be utilized prior to their expiration.

Net Income (Loss). Net loss decreased to $10.6 million for the year ended December 31, 2002 from $65.8 million for the year ended December 31, 2001, a decrease of $55.2 million. This decrease was primarily the result of the reduction of amortization expense in the amount of $80.9 million due to the adoption of SFAS No. 142, partially offset by a reduction in income tax benefit of $22.9 million.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $112.4 million for the year ended December 31, 2002 from $91.9 million for the year ended December 31, 2001, an increase of $20.5 million. Of that increase, $15.9 million was attributable to an 18% increase in net revenue from the stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase from those same stations was primarily attributable to a combination of an increase in rates and inventory sold by those stations. The overall increase in net revenue was also attributable to a full year of operations of our 2001 acquisitions and our TeleFutura affiliates, which together accounted for $4.6 million of the overall increase.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $48.4 million for the year ended December 31, 2002 from $38.7 million for the year ended December 31, 2001, an increase of $9.7 million. Of that increase, $6.8 million was attributable to an 18% increase in direct operating expenses from the stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase from those same stations was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, an increase in the cost of ratings services and an increase in the amortization of syndication contracts for those stations. The overall increase in direct operating expenses was also attributable to a full year of operations of our 2001 acquisitions and our TeleFutura affiliates, which together accounted for $2.9 million of the overall increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $20.9 million for the year ended December 31, 2002 from $18.5 million for the year ended December 31, 2001, an increase of $2.4 million. This increase was primarily attributable to our TeleFutura affiliates, which account for $1.2 million of the increase. The overall increase was also attributable to a full year of operations of our 2001 acquisitions, which accounted for $0.8 million of the increase. Of the overall increase, $0.4 million was attributable to a 2% increase in selling, general and administrative expenses from the stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase from those same stations was attributable to an increase in insurance costs, commissions and sales bonuses associated with the increase in net revenue and related payroll taxes.

Radio

Net Revenue. Net revenue in our radio segment increased to $75.7 million for the year ended December 31, 2002 from $65.5 million for the year ended December 31, 2001, an increase of $10.2 million. Of that increase, $9.7 million was attributable to a 16% increase in net revenue from the stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase from those same stations was primarily attributable to increased inventory sold by Lotus/Entravision Reps for those stations. The overall increase in net revenue was also attributable to our 2002 acquisitions, which accounted for $1.5 million of the overall increase. The overall increase were partially offset by $1 million of net revenue in 2001 from stations that we owned for part of 2001 but had sold by the end of 2001.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $30.2 million for the year ended December 31, 2002 from $26.4 million for the year ended December 31, 2001, an increase of $3.8 million. Of that increase, $3.9 million was attributable to a 16% increase in direct operating expenses from the stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase from those same stations was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue for those stations. The overall increase in direct operating expenses was also attributable to our 2002 acquisitions, which accounted for $0.6 million of the overall increase. The overall increase was partially offset by $0.7 million of direct operating expenses in 2001 from stations that we owned for part of 2001 but had sold by the end of 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $20.5 million for the year ended December 31, 2002 from $16.4 million for the year ended December 31, 2001, an increase of $4.1 million. Of that increase, $2.5 million was attributable to a 15% increase in selling, general and administrative expenses from the stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase from those same stations was primarily attributable to an increase in marketing and promotion costs, insurance costs and higher commissions and sales bonuses associated with the increase in net revenue for those stations. The overall increase in selling, general and administrative expenses was also partially attributable to the Interep settlement, which accounted for $1.6 million of the overall increase, and our 2002 acquisitions, which accounted for $0.4 million of the overall increase. The overall increase was partially offset by $0.4 million of direct operating expenses in 2001 from stations that we owned for part of 2001 but had sold by the end of 2001.

Outdoor

Net Revenue. Net revenue in our outdoor segment decreased to $30.3 million for the year ended December 31, 2002 from $31.7 million for the year ended December 31, 2001, a decrease of $1.4 million. This decrease was primarily attributable to a decline in inventory sold and a decrease in average advertising rates during the first six months of 2002, partially offset by an increase in inventory sold and average advertising rates during the last six months of 2002.

We currently anticipate that, as the U.S. economy and the advertising markets gradually recover from the economic downturn, net revenues in our outdoor segment will continue to increase moderately in future periods. We have seen signs of recovery in our outdoor advertising markets, as both rates and inventory sold increased in the last six months of 2002.

Direct Operating Expenses. Direct operating expenses in our outdoor segment decreased to $20.6 million for the year ended December 31, 2002 from $20.7 million for the year ended December 31, 2001, a decrease of $0.1 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment remained unchanged at $4.1 million for each of the years ended December 31, 2002 and 2001.

Publishing

Net Revenue. Net revenue in our publishing segment increased to $20 million for the year ended December 31, 2002 from $19.9 million for the year ended December 31, 2001, an increase of $0.1 million.

Direct Operating Expenses. Direct operating expenses in our publishing segment increased to $14.7 million for the year ended December 31, 2002 from $14.5 million for the year ended December 31, 2001, an increase of $0.2 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our publishing segment increased to $3.6 million for the year ended December 31, 2002 from $3.3 million for the year ended December 31, 2001, an increase of $0.3 million. This increase was primarily attributable to wages increases and insurance cost increases.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Consolidated Operations

Net Revenue. Net revenue increased to $208.9 million for the year ended December 31, 2001 from $154 million for the year ended December 31, 2000, an increase of $54.9 million. This increase was primarily attributable to our 2001 acquisitions, start up stations and a full 12 months of operations of our 2000 acquisitions, compared to only 5-8 months in the 2000 income statements for the most significant 2000 acquisitions. This effect, together with the effect of our 2001 acquisitions and start up stations, accounted for $50.4 million of the increase. On a same station basis, for the stations and other operations we owned or operated for all of 2000 and 2001, net revenue increased $8.1 million or 11%. This increase was primarily attributable to increased inventory sold and increased rates for that inventory. These increases were partially offset by a $3.6 million decrease of network compensation from Univision. We experienced significant growth during 2001 primarily due to our acquisitions. We do not expect to experience the same level of growth in 2002. Additionally, we believe that our 2002 operations may be impacted by the weak economic environment and reduction in advertising expenditures by our customers.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $42.5 million for the year ended December 31, 2001 from $36.6 million for the year ended December 31, 2000, an increase of $5.9 million. This increase was primarily attributable to our 2001 acquisitions, start up stations and a full 12 months of operations of our 2000 acquisitions, which together accounted for $5.3 million of the increase. On a same station basis, for the stations we owned or operated for all of 2000 and 2001, selling, general and administrative expenses increased $0.6 million or 4%. The increase was due to increases in rent, insurance and utility costs. As a percentage of net revenue, selling, general and administrative expenses decreased to 20% for the year ended December 31, 2001 from 24% for the year ended December 31, 2000. The decrease in selling, general and administrative expenses as a percentage of net revenue was primarily due to the consolidation of our radio operations into our San Jose location and our cost reduction strategies.

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

Income Tax Benefit. Our income tax benefit was different than the expected benefit due to a portion of our purchase price for the LCG and Z-Spanish Media acquisitions being allocated to non-tax deductible goodwill and other non-tax deductible expenses.

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

Liquidity and Capital Resources

While we have a history of operating losses, we have a history of generating significant positive cash flow from our operations. We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures, including digital conversion, share repurchases and payments of principal and interest on outstanding indebtedness and commitments) with cash flow from operations and externally generated funds, such as proceeds from any debt or equity offering and our bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

Bank Credit Facility

Our primary sources of liquidity are cash provided by operations and available borrowings under our bank credit facility. We have a $400 million bank credit facility, expiring in 2007, comprised of a $250 million revolving facility and a $150 million uncommitted loan facility. Our bank credit facility is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including our special purpose subsidiaries formed to hold our FCC licenses. In connection with the issuance of our senior subordinated notes, we amended our bank credit facility to conform to certain provisions in the indenture governing our senior subordinated notes.

The revolving facility bears interest at LIBOR (1.44% at December 31, 2002) plus a margin ranging from 0.875% to 3.25% based on our leverage. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. As of December 31, 2002, $66 million was outstanding under our bank credit facility. In addition, we expect to draw down from our bank credit facility to pay the $100 million cash portion of the total consideration to be paid to Big City Radio, Inc. to acquire its Los Angeles area radio stations.

Our bank credit facility contains a mandatory prepayment clause, triggered in the event that we liquidate any assets if the proceeds are not utilized to acquire assets of the same type within 180 days, receive insurance or condemnation proceeds which are not fully utilized toward the replacement of such assets or have excess cash flow, as defined in our bank credit facility, 50% of which excess cash flow shall be used to reduce our outstanding loan balance.

Our bank credit facility contains certain financial covenants relating to maximum total debt ratio, minimum total interest coverage ratio and fixed charge coverage ratio. The covenants become increasingly restrictive in the later years of the bank credit facility. Our bank credit facility also requires us to maintain our FCC licenses for our broadcast properties and contains restrictions on the incurrence of additional debt, the payment of dividends, the making of acquisitions and the sale of assets over a certain limit. Additionally, we are required to enter into interest rate agreements if our leverage exceeds certain limits.

We can draw on our revolving facility without prior approval for working capital needs and for acquisitions having an aggregate maximum consideration of less than $25 million. Acquisitions having an aggregate maximum consideration of greater than $25 million but less than or equal to $100 million are conditioned upon our delivery to the agent bank of a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised revenue projections for the acquired stations. For acquisitions having an aggregate maximum consideration in excess of $100 million, majority lender consent of the bank group is required.

We have obtained a consent from our lenders in connection with our pending acquisition of Big City Radio’s Los Angeles area radio stations. In connection with such consent, and concurrently with the closing of the Big City Radio transaction, we will amend our bank credit facility to, among other things, specifically contemplate that transaction, adjust upward the existing covenants relating to maximum total debt ratio and remove the existing cap on the incurrence of subordinated indebtedness.

Debt and Equity Financing

On February 8, 2002, we retired a $37.5 million note payable with the issuance of approximately 3.6 million shares of our Class A common stock and approximately $0.3 million in cash.

On March 18, 2002, we issued $225 million of our senior subordinated notes due 2009. The senior subordinated notes bear interest at 8 1/8% per year, payable semi-annually on March 15 and September 15 or each year, commencing on September 15, 2002. The net proceeds from our senior subordinated notes were used to repay all indebtedness then outstanding under our bank credit facility and for general corporate purposes.

On May 9, 2002, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, or SEC, to register up to $500 million of equity and debt securities, which we may offer from time to time. That shelf registration statement has been declared effective by the SEC. We have not yet issued any securities under the shelf registration statement. We intend to use the proceeds of any issuance of securities under the shelf registration statement to fund acquisitions or capital expenditures, to reduce or refinance debt or other obligations and for general corporate purposes.

Broadcast Cash Flow and EBITDA as Adjusted

Broadcast cash flow increased to $75.4 million for the year ended December 31, 2002 from $66.1 million for the year ended December 31, 2001, an increase of $9.3 million, or 14%. On a same station basis, excluding the Interep settlement, for the television and radio stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001, broadcast cash flow increased $10.4 million, or 19%. As a percentage of net revenue, broadcast cash flow was 32% for the years ended December 31, 2002 and 2001. On a same station basis, excluding the Interep settlement, for the television and radio stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001, broadcast cash flow as a percentage of net revenue increased to 37% for the year ended December 31, 2002 from 36% for the year ended December 31, 2001.

We currently anticipate that broadcast cash flow will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will outpace the increases in direct operating and selling, general and administrative expenses.

EBITDA as adjusted increased to $58.7 million for the year ended December 31, 2002 from $50.4 million for the year ended December 31, 2001, an increase of $8.3 million or 16%. As a percentage of net revenue, EBITDA as adjusted increased to 25% for the year ended December 31, 2002 from 24% for the year ended December 31, 2001.

We currently anticipate that EBITDA as adjusted will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will outpace the increases in direct operating, selling, general and administrative and corporate expenses.

Broadcast cash flow means operating income (loss) before corporate expenses, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flows improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of total debt to operating cash flow having exceeded 7.0 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of total indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of total indebtedness to each of operating cash flow and consolidated cash flow were as follows (in each case for the year ended December 31): 2002, 5.2 to 1; 2001, 5.0 to 1; 2000, 5.8 to 1; 1999, 9.8 to 1; and 1998, 6.2 to 1. We entered into the bank credit facility in September 2000 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

While we and many in the financial community consider broadcast cash flow and EBITDA as adjusted to be important, they should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. In addition, our definitions of broadcast cash flow and EBITDA as adjusted differ from those of many companies reporting similarly named measures.

Cash Flow

Net cash flow provided by operating activities increased to $35 million for the year ended December 31, 2002 from $12 million for the year ended December 31, 2001. Net cash flow provided by operating activities increased to $12 million for the year ended December 31, 2001 from $10.6 million for the year ended December 31, 2000.

Net cash flow used in investing activities increased to $127.2 million for the year ended December 31, 2002 from $63.7 million for the year ended December 31, 2001. During the year ended December 31, 2002, we acquired media properties for a total of $108.3 million, consisting primarily of radio station KXPK-FM in Denver, Colorado for $47.7 million, radio station KTCY-FM in Dallas, Texas for $35 million, television station KTFN-TV in El Paso, Texas for $18 million and radio station KRRN-FM in Las Vegas, Nevada for $6.7 million. We made a deposit of $1 million for radio stations KSSC-FM, KSSD-FM and KSSE-FM in Los Angeles, California and made net capital expenditures of $17.9 million.

Net cash flow from financing activities increased to $85.8 million for the year ended December 31, 2002 from $1.5 million for the year ended December 31, 2001. During the year ended December 31, 2002, we received net proceeds from the sale of our senior subordinated notes of $217 million. We used a portion of those proceeds to repay all of our indebtedness under our bank credit facility in the amount of $199.1 million. We also made payments on other long-term liabilities in the amount of $1.4 million. Additionally, we borrowed $66 million under our bank credit facility for acquisitions and received net proceeds of $3.3 million from the exercise of stock options issued under our 2000 Omnibus Equity Incentive Plan and from the sale of shares issued under the 2001 Employee Stock Purchase Plan, or the Purchase Plan.

During 2003, we anticipate that our maintenance capital expenditures will be approximately $17.5 million, and our digital television capital expenditures will be approximately $1.8 million. We anticipate paying for these capital expenditures out of net cash flow from operations.

As part of the transition from analog to digital television, full-service television station owners may be required to stop broadcasting analog signals and relinquish their analog channels to the FCC by 2006 if the market penetration of digital television receivers reaches certain levels by that time. We currently expect that the cost to complete construction of digital television facilities for our full-service television stations between 2003 and 2006 will be approximately $18 million, with the majority of those costs to be incurred in 2004 and 2005. In addition, we will be required to broadcast both digital and analog signals through this transition period, but we do not expect those incremental costs to be significant. We intend to finance the conversion to digital television out of cash flow from operations. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions.

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

Our material contractual obligations at December 31, 2002 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior subordinated notes	$225,000	$—	$—	$—	$225,000
Series A preferred stock (1)	143,482	—	—	143,482	—
Bank credit facility and other borrowings	80,900	1,400	2,800	12,700	64,000
Media research and ratings providers	20,546	5,679	11,739	3,128	—
Operating leases (2)	64,000	9,200	16,700	12,600	25,500

Total contractual obligations	$533,928	$16,279	$31,239	$171,910	$314,500

(1)	Please see “Series A Mandatorily Redeemable Convertible Preferred Stock” above.
(2)	Does not include month-to-month leases.

Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in or relationships with any special-purpose entities that are not included in the consolidated financial statements.

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

On April 4, 2001, our Board of Directors adopted the Purchase Plan. Our stockholders approved the Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years in the period ending 2002. All of our employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. The first offering period under the Purchase Plan commenced on August 15, 2001 and concluded on February 14, 2002. The second offering period commenced February 15, 2002 and concluded on August 14, 2002. As of December 31, 2002, approximately 93,900 shares were purchased under the Purchase Plan.

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

Goodwill and Other Intangible Assets

Effective January 1, 2002 we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined each of our operating segments to be a reporting unit. Upon adoption, we assigned all of our assets and liabilities to our reporting units and ceased amortizing goodwill and our indefinite life intangible assets. We believe that our broadcast licenses and long-term time brokerage agreements are indefinite life intangible assets. See Notes 3 and 14 to our Consolidated Financial Statements regarding our adoption of SFAS No. 142.

We believe that the accounting estimates related to the fair value of our reporting units and indefinite life intangible assets and our estimates of the useful lives of our long-lived assets are “critical accounting estimates” because: (1) goodwill and other intangible assets are our most significant assets; (2) amortization expense is a significant component of our operating expenses; and (3) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as on our net loss, could be material. Accordingly, the assumptions about future cash flows on the assets under evaluation are critical.

Beginning January 1, 2002, goodwill and indefinite life intangible assets are tested annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future revenue estimates based on projected ratings increases, planned timing of signal strength upgrades, planned timing of promotional events, customer commitments and available advertising time. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about cash flows after conversion reflect estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If the expected cash flows are not realized, impairment losses may be recorded in the future.

For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit, (including goodwill) to that reporting unit’s fair value. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference.

Similarly, the impairment evaluation for indefinite life intangible assets includes a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic, or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In addition, each reporting period, we evaluate the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

Long-Lived Assets, including Intangibles Subject to Amortization

Depreciation and amortization of our long-lived assets is provided using accelerated and straight-line methods over their estimated useful lives. Changes in circumstances such as the passage of new laws or changes in regulations, technological advances, changes to the Company’s business model or changes in the capital strategy could result in the actual useful lives differing from initial estimates. In those cases where the Company determines that the useful life of a long-lived asset should be revised, the Company will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments or mandated regulatory requirements could result in shortened useful lives.

Long-lived assets and asset groups are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

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

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Network compensation from Univision’s primary network is recognized ratably over the period of the agreement. Revenue for outdoor advertising space is recognized ratably over the term of the contract, which is typically less than 12 months. Publishing advertising revenue is recognized when advertisements are published and circulation revenue is recognized based on the date of publication, net of provisions for related returns.

Stock-based Compensation

        As allowed by SFAS No. 123, we have elected to continue to account for our employee stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date.

Additional Information

For additional information on our significant accounting policies, please see Note 2 to Notes to Consolidated Financial Statements.

Pending Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interests require a company to consolidate the variable interest entities financial statement with its own.

We are required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which we will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. We have not yet performed this assessment, however we are not aware of any material variable interest entity we may be required to consolidate.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal of Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our financial position or operating results.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for us beginning January 1, 2003. We do not expect that the adoption of this standard will have a material impact on our financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2002. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

Interest Rates

Our bank term loan bears interest at a variable rate of LIBOR (1.44% as of December 31, 2002) plus 2.75%. As of December 31, 2002, we had $66 million of variable rate bank debt. As of December 31, 2002, we were not required to hedge any of our outstanding variable rate debt by using an interest rate cap. Based on our overall interest rate exposure on our LIBOR loans as of December 31, 2002 a change of 10% in interest rates would have an impact of approximately $1 million on a pre-tax earnings and pre-tax cash flows over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-36.

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Class A/B Directors” and “Board Meetings and Committees” in our definitive proxy statement for our 2003 Annual Meeting of Stockholders to be held on May 15, 2003. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the compensation of our executive officers and directors is set forth in “Proposal 1—Election of Directors” under the caption “Director Compensation” and under the caption “Summary of Cash and Certain Other Compensation” in the proxy statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

                  STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and under the caption “Summary of Cash and Certain Other Compensation” in the proxy statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding relationships or transactions between our affiliates and us is set forth under the caption “Certain Relationships and Related Transactions” in the proxy statement. Such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1. Financial Statements

The consolidated financial statements contained herein are as listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

2. Financial Statement Schedules

Not applicable.

3. Exhibits

See Exhibit Index.

(b) Reports on Form 8-K:

We filed a Current Report on Form 8-K with the SEC on December 26, 2002 announcing that we had entered into a definitive agreement to acquire certain assets from Big City Radio, Inc.

(c) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number		Exhibit Description

2.1	(1)	Asset Purchase Agreement dated as of December 23, 2002 by and among Big City Radio, Inc., Big City Radio–LA, L.L.C., as Seller, and the registrant, as Purchaser

3.1	(2)	First Restated Certificate of Incorporation

3.2	(3)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock

3.3	(1)	Second Amended and Restated Bylaws, as adopted on July 11, 2002

4.1	(4)	Indenture dated as of March 1, 2002, by and among the registrant, as Issuer, Union Bank of California, N.A., as Trustee, and the Guarantors listed therein

4.2	(5)	First Amendment dated as of March 1, 2002 to Exhibit 4.1

4.3	(5)	Form of the registrant’s 8.125% Senior Subordinated Note due 2009

10.1	(6)	2000 Omnibus Equity Incentive Plan

10.2	(6)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.3	(2)	Employment Agreement dated August 1, 2000 by and between the registrant and Walter F. Ulloa

10.4	(2)	Employment Agreement dated August 1, 2000 by and between the registrant and Philip C. Wilkinson

10.5	(3)	Executive Employment Agreement dated December 1, 2000 by and between the registrant and Jeffery A. Liberman

10.6	(3)	First Amendment dated March 9, 2001 to Exhibit 10.5

10.7	(7)

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

10.8	(8)	First Amendment dated March 23, 2001 to Exhibit 10.7

10.9	(4)	Second Amendment dated as of March 29, 2002 to Exhibit 10.7

10.10	(2)	Form of Indemnification Agreement for officers and directors of the registrant

10.11	(6)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

Exhibit Number		Exhibit Description

10.12	(6)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.13	(3)

First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.14	(9)	Limited Liability Company Agreement of Lotus/Entravision Reps LLC dated as of August 10, 2001

10.15	*	Consulting Agreement dated as of December 7, 2002 by and between the registrant and Jeanette Tully

10.16	*	Executive Employment Agreement dated as of December 1, 2002 by and between the registrant and John F. DeLorenzo

10.17	(10)	Time Brokerage Agreement dated as of January 15, 2003 by and between the registrant and Big City Radio–LA, L.L.C.

21.1	*	Subsidiaries of the registrant

23.1	*	Consent of Independent Accountants

24.1	*	Power of Attorney (included after signatures hereto)

99.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

99.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

*	Filed herewith.
(1)	Incorporated by reference from our Registration Statement on Form S-4, No. 333-102553, filed with the SEC on January 16, 2003.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.
(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 14, 2002.
(5)	Incorporated by reference from our Registration Statement on Form S-4, No. 333-90302, filed with the SEC on June 12, 2002.
(6)	Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 14, 2000.
(8)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 26, 2002.
(9)	Incorporated by reference from our Registration Statement on Form S-3, No. 333-81652, filed with the SEC on January 30, 2002, as amended by Post-Effective Amendment No. 1 thereto, filed with the SEC on February 25, 2002.
(10)	Incorporated by reference from our Registration Statement on Form S-4, No. 333-102553, filed with the SEC on January 16, 2003 (attached as Annex B to the joint information statement/prospectus contained in such registration statement).

(d) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer
Date:	February 14, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Walter F. Ulloa and John F. DeLorenzo, and each of them, as his or her true and lawful attorneys-in-fact and agents, will full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman and Chief Executive Officer (principal executive officer)	February 14, 2003

/s/ PHILIP C. WILKINSON Philip C. Wilkinson	President, Chief Operating Officer and Director	February 14, 2003

/s/ JOHN F. DELORENZO John F. DeLorenzo	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 14, 2003

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Secretary and Director	February 14, 2003

/s/ DARRYL B. THOMPSON Darryl B. Thompson	Director	February 14, 2003

/s/ AMADOR S. BUSTOS Amador S. Bustos	Director	February 14, 2003

/s/ MICHAEL S. ROSEN Michael S. Rosen	Director	February 14, 2003

/s/ ESTEBAN E. TORRES Esteban E. Torres	Director	February 14, 2003

/s/ PATRICIA DIAZ DENNIS Patricia Diaz Dennis	Director	February 14, 2003

I, Walter F. Ulloa, certify that:

1. I have reviewed this annual report on Form 10-K of Entravision Communications Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003

/s/ WALTER F. ULLOA
Walter F. Ulloa Chief Executive Officer

I, John F. DeLorenzo, certify that:

1. I have reviewed this annual report on Form 10-K of Entravision Communications Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003

/s/ JOHN F. DELORENZO
John F. DeLorenzo Chief Financial Officer

ENTRAVISION COMMUNICATIONS CORPORATION

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

Entravision Communications Corporation

Santa Monica, California

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

/S/ MCGLADREY & PULLEN, LLP

Pasadena, California

February 7, 2003

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$12,569	$19,013
Receivables:
Trade, net of allowance for doubtful accounts of $4,069 and $4,851 (including related parties of $443 and $599)	51,796	44,143
Prepaid expenses and other current assets (including amounts due from related parties of $1,014 and $1,189)	5,157	6,308
Deferred taxes	4,000	4,487

Total current assets	73,522	73,951
Property and equipment, net	181,192	181,135
Intangible assets, subject to amortization, net	171,254	897,656
Intangibles assets not subject to amortization, net	749,510	—
Goodwill, net	379,545	361,679
Other assets, including amounts due from related parties of $340 and $322, and deposits on acquisitions of $1,000 and $757	18,458	21,096

	$1,573,481	$1,535,517

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,408	$3,341
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $1,952 and $1,699)	27,719	25,210

Total current liabilities	29,245	28,669
Notes payable, less current maturities	304,502	249,428
Other long-term liabilities	1,583	2,313
Deferred taxes	122,187	176,992

Total liabilities	457,517	457,402
Commitments and Contingencies
Series A mandatorily redeemable convertible preferred stock, $0.0001 par value, 11,000,000 shares authorized; shares issued and outstanding 2002 and 2001 5,865,102 (liquidation value of $109,553 and $100,970)	100,921	90,720

Stockholders’ equity
Preferred stock, $0.0001 par value, 39,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2002 70,450,367; 2001 66,147,794	7	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2002 and 2001 27,678,533	3	3
Class C common stock, $0.0001 par value, 25,000,000 shares authorized; shares issued and outstanding 2002 and 2001 21,983,392	2	2
Additional paid-in capital	1,143,782	1,097,617
Deferred compensation	(846)	(3,175)
Accumulated deficit	(127,905)	(107,059)

	1,015,043	987,395
Treasury stock, Class A common stock, $.0001 par value 2002, 5,101 shares; 2001, 3,684 shares	—	—

Total stockholders’ equity	1,015,043	987,395

	$1,573,481	$1,535,517

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share, per share and per L.L.C. membership unit data)

	Years Ended December 31,
	2002	2001	2000
Net revenue (including amounts from related parties of $1,500, $1,519 and $4,338)	$238,469	$208,908	$154,021

Expenses:
Direct operating expenses (including related parties of $10,105, $5,555 and $4,145)	113,930	100,347	60,987
Selling, general and administrative expenses	49,116	42,485	36,600
Corporate expenses (including related parties of $0, $210 and $527)	16,731	15,636	12,741
Non-cash stock-based compensation (includes direct operating of $299, $299 and $175; selling, general and administrative of $397, $397 and $683; and corporate of $2,246, $2,547 and $4,964)	2,942	3,243	5,822
Depreciation and amortization (includes direct operating of $33,098, $73,368 and $50,506; selling, general and administrative of $6,768, $43,667 and $15,719; and corporate of $1,328, $2,982 and $3,014)	41,194	120,017	69,238

	223,913	281,728	185,388

Operating income (loss)	14,556	(72,820)	(31,367)
Interest expense	(24,982)	(22,265)	(29,834)
Non-cash interest expense relating to related-party beneficial conversion options	—	—	(39,677)
Gain (loss) on sale of assets	(707)	4,977	—
Interest income	153	1,287	5,918

Loss before income taxes	(10,980)	(88,821)	(94,960)
Income tax benefit	122	22,999	2,934

Net loss before equity in earnings of nonconsolidated affiliates	(10,858)	(65,822)	(92,026)
Equity in net earnings of nonconsolidated affiliates	213	27	(214)

Net loss	(10,645)	(65,795)	(92,240)
Accretion of preferred stock redemption value	10,201	10,117	2,449

Net loss applicable to common stock	$(20,846)	$(75,912)	$(94,689)

Net loss per share, basic and diluted	$(0.18)	$(0.66)	$(0.27)

Weighted average common shares outstanding, basic and diluted	119,110,908	115,223,005	115,287,988

Pro forma:
Provision for income tax benefit			$5,904

Net loss			$(86,336)

Per share data:
Net loss per share applicable to common stock, basic and diluted			$(1.34)

Weighted average common shares outstanding, basic and diluted			66,451,637

Loss per L.L.C. membership unit			$(31.04)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND EQUITY

For the period from January 1, 2000 through August 2, 2000

(In thousands, except share and L.L.C. membership unit data)

	Entravision Communications Company, L.L.C.	Common Stock of Member Corporations	Additional Paid-in Capital of Member Corporations	Deferred Compensation	Accumulated Deficit	Notes Receivable Stockholder and Members	Total
Balance, December 31, 1999	$59,645	$1,256	$16,329	$—	$(48,635)	$(584)	$28,011
Interest earned on notes and subscriptions receivable	14	—	—	—	—	(14)	—
Estimated value of Univision subordinated note conversion option	—	—	31,600	—	—	—	31,600
Estimated value of subordinated note conversion option	—	—	19,537	—	—	—	19,537
Restricted employee equity awards of 33,923 Class D L.L.C. units	6,920	—	—	(6,920)	—	—	—
Amortization of deferred compensation	—	—	—	392	—	—	392
Unrestricted employee equity awards of 16,050 Class D L.L.C. units	3,852	—	—	—	—	—	3,852
Net loss for the period through August 2, 2000	—	—	—	—	(63,542)	—	(63,542)
Reclassification of accumulated deficit	(44,711)	—	(67,466)	—	112,177	—	—
To give effect to reorganization	(25,720)	(1,256)	—	6,528	—	598	(19,850)

Balance, August 2, 2000	$—	$—	$—	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

For the period from August 2, 2000 through December 31, 2001

(In thousands, except share data)

	Mandatorily Redeemable Preferred Stock		Number of Common Shares				Common Stock			Additional Paid-in Capital	Deferred Compen- sation	Accumu- lated Deficit	Subscrip- tion Notes Receivable	Total
	Shares	Amount	Class A	Class B	Class C	Treasury Stock	Class A	Class B	Class C
Balance, August 2, 2000	—	$—	—	—	—	—	$—	$—	$—	$—	$—	$—	$—	$—
Adjustments to give effect to reorganization	—	—	5,538,175	27,678,533	—	—	1	3	—	26,972	(6,528)	—	(598)	19,850
Interest earned on subscriptions receivable	—	—	—	—	—	—	—	—	—	10	—	—	(10)	—
Issuance of common stock in initial public offering, including exchange of Univision note payable for 21,983,392 Class C common shares, and net of $52,217 issuance costs	—	—	52,900,000	—	21,983,392	—	5	—	2	933,967	—	—	—	933,974
Issuance of common stock and exchange of stock options in connection with the acquisition of Z-Spanish Media	—	—	7,187,888	—	—	—	1	—	—	131,825	(817)	—	—	131,009
Issuance of preferred stock upon conversion of subordinated note	5,865,102	78,154	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of redemption value on preferred stock	—	2,449	—	—	—	—	—	—	—	—	—	(2,449)	—	(2,449)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	1,600	—	—	1,600
Stock options granted to non-employees	—	—	—	—	—	—	—	—	—	91	—	—	—	91
Net loss for the period from August 2, 2000 through December 31, 2000	—	—	—	—	—	—	—	—	—	—	—	(28,698)	—	(28,698)

Balance, December 31, 2000	5,865,102	80,603	65,626,063	27,678,533	21,983,392	—	7	3	2	1,092,865	(5,745)	(31,147)	(608)	1,055,377
Interest earned on subscriptions receivable	—	—	—	—	—	—	—	—	—	2	—	—	(25)	—
Issuance of common stock upon exercise of stock options	—	—	521,731	—	—	—	—	—	—	4,048	—	—	—	4,048
Accretion of redemption value on preferred stock	—	10,117	—	—	—	—	—	—	—	—	—	(10,117)	—	(10,117)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	2,518	—	—	2,518
Stock options granted to non-employees	—	—	—	—	—	—	—	—	—	731	—	—	—	731
Treasury stock repurchase	—	—	(3,684)	—	—	3,684	—	—	—	(52)	52	—	—	—
Reclassification of subscriptions receivable to current assets	—	—	—	—	—	—	—	—	—	—	—	—	633	633
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	—	—	(65,795)	—	(65,795)

Balance, December 31, 2001	5,865,102	$90,720	66,144,110	27,678,533	21,983,392	3,684	$7	$3	$2	$1,097,617	$(3,175)	$(107,059)	$—	$987,395

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

For the period from January 1, 2002 through December 31, 2002

(In thousands, except share data)

	Mandatorily Redeemable Preferred Stock		Number of Common Shares				Common Stock			Additional Paid-in Capital	Deferred Compen-sation	Accumulated Deficit	Total
	Shares	Amount	Class A	Class B	Class C	Treasury Stock	Class A	Class B	Class C
Balance, December 31, 2001	5,865,102	$90,720	66,144,110	27,678,533	21,983,392	3,684	$7	$3	$2	$1,097,617	$(3,175)	$(107,059)	$987,395
Interest earned on subscriptions receivable	—	—	—	—	—	—	—	—	—	2	—	—	2
Issuance of common stock upon exercise of stock options	—	—	614,810	—	—	—	—	—	—	4,446	—	—	4,446
Issuance of common stock upon employee stock purchase plan	—	—	93,904	—	—	—	—	—	—	934	—	—	934
Accretion of redemption value on preferred stock	—	10,201	—	—	—	—	—	—	—	—	—	(10,201)	(10,201)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	2,310	—	2,310
Stock options granted to non-employees	—	—	—	—	—	—	—	—	—	331	—	—	331
Treasury stock repurchase	—	—	(1,417)	—	—	1,417	—	—	—	(19)	19	—	—
Stock issued upon conversion of a note and net of $170 issuance costs	—	—	3,593,859	—	—	—	—	—	—	40,471	—	—	40,471
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	—	—	(10,645)	(10,645)

Balance, December 31, 2002	5,865,102	$100,921	70,445,266	27,678,533	21,983,392	5,101	$7	$3	$2	$1,143,782	$(846)	$(127,905)	$1,015,043

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net loss	$(10,645)	$(65,795)	$(92,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,194	120,017	69,238
Deferred income taxes	(377)	(23,749)	(4,126)
Amortization of debt issue costs	4,771	1,318	2,522
Amortization of syndication contracts	536	1,090	257
Non-cash interest expense relating to beneficial conversion option	—	—	39,677
Equity in net earnings of nonconsolidated affiliates	(213)	(27)	214
Non-cash stock-based compensation	2,942	3,243	5,899
(Gain) loss on sale of media properties and other assets	707	(4,977)	(43)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(5,158)	(6,620)	(10,813)
Increase in prepaid expenses and other assets	(1,980)	(4,208)	(229)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,241	(8,294)	252

Net cash provided by operating activities	35,018	11,998	10,608

Cash Flows from Investing Activities:
Purchases of property and equipment	(19,292)	(28,680)	(22,848)
Proceeds from disposal of equipment	1,372	10,086	11,043
Cash deposits and purchase price on acquisitions	(109,296)	(45,139)	(990,495)

Net cash used in investing activities	(127,216)	(63,733)	(1,002,300)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,269	4,048	813,974
Principal payments on notes payable	(208,488)	(2,524)	(334,925)
Proceeds from borrowings on notes payable	299,011	—	592,367
Payments of deferred debt and offering costs	(8,038)	—	(12,857)

Net cash provided by financing activities	85,754	1,524	1,058,559

Net increase (decrease) in cash and cash equivalents	(6,444)	(50,211)	66,867
Cash and Cash Equivalents:
Beginning	19,013	69,224	2,357

Ending	$12,569	$19,013	$69,224

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$15,139	$17,563	$23,266

Income taxes	$1,879	$750	$895

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Conversion of notes payable into preferred stock and Class C common shares	$—	$—	$198,539

Property and equipment acquired under capital lease obligations and included in accounts payable	$270	$261	$827

Repayment of note payable and related accrued interest payable with the issuances of Class A common shares	$40,641	$—	$—

Purchase accounting adjustments for deferred income taxes	$13,136	$4,968	$—

Tax benefit of exercise of options granted in business combinations	$1,190	$1,036	$—

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND REORGANIZATION

Nature of business

Entravision Communications Corporation (together with its subsidiaries, hereinafter, individually and collectively, the “Company”) is a diversified Spanish-language media company utilizing a combination of television, radio, outdoor and publishing operations to reach Hispanic consumers in the United States. The Company’s management has determined that the Company operates in four reportable segments, based upon the type of advertising medium, which consist of television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. The Company operates 42 television stations located primarily in the Southwestern United States, consisting primarily of Univision Communications Inc. (“Univision”) affiliated stations. Radio operations consist of a Spanish-language radio network, which provides programming to substantially all of the Company’s 55 operational radio stations, 40 FM and 15 AM, in 23 markets located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. The Company’s outdoor operations consist of approximately 11,400 billboards primarily located in Los Angeles and New York. Publishing operations consist of a newspaper publication in New York.

Pursuant to a network affiliation agreement with Univision, Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliated television stations. Proceeds of national sales are remitted to the Company by Univision, net of an agency commission and a network representation fee. The initial term of the Univision primary network affiliation agreement expires in December 2021.

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

Effective August 2, 2000, an exchange transaction (“Exchange Transaction”) was consummated whereby the direct and indirect membership interests in Entravision Communications Company, L.L.C. (“ECC LLC”) were exchanged for Class A or Class B common stock of the Company. The Class B common stock was issued to Walter F. Ulloa, Philip C. Wilkinson and Paul A. Zevnik (and certain trusts and related entities of such individuals) in exchange for their direct and indirect membership interests in ECC LLC. The remaining individual members and stockholders (other than Messrs. Ulloa, Wilkinson and Zevnik) of the Cabrillo Broadcasting Corporation, Golden Hills Broadcasting Corporation, Las Tres Palmas Corporation, Tierra Alta Broadcasting, Inc., KSMS, Inc., Valley Channel 48, Inc., and Telecorpus, Inc. (collectively, the “Affiliates”) exchanged their LLC membership units and common shares of the respective corporations for Class A common stock of the Company. Accordingly, the Affiliates became wholly owned subsidiaries of the Company, and ECC LLC became a wholly owned subsidiary of the Affiliates. The number of shares of common stock of the Company issued to the members of ECC LLC and the stockholders of the Affiliates was determined in a manner such that the ownership interests in the Company equaled the direct and indirect ownership interests in ECC LLC immediately prior to the exchange. Prior to the Exchange Transaction, ECC LLC and its Affiliates were considered to be under common control and, as such, the Exchange Transaction was accounted for in a manner similar to a pooling of interests.

ECC LLC membership units were exchanged for Class A or Class B shares of common stock of the Company at an exchange ratio of 17 shares of common stock per membership unit. As a result, for all periods prior to the Exchange Transaction, ECC LLC membership units have been reflected as shares of the Company’s common stock in these notes to consolidated financial statements.

Additionally, effective with the Exchange Transaction, Univision exchanged its $120 million subordinated note (see Note 6) into 21,983,392 shares of the Company’s Class C common stock.

The financial statements presented for the year ended December 31, 2000 include the combined financial statements of ECC LLC and the Affiliates for the period prior to the Exchange Transaction from January 1, 2000 through August 2, 2000.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment in nonconsolidated affiliates

The Company accounts for its investment in its less than majority-owned investees using the equity method under which the Company’s share of the net earnings is recognized in the Company’s statement of operations. Condensed financial information is not provided, as these operations are not considered to be significant.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s operations are affected by numerous factors, including changes in audience acceptance (i.e., ratings), priorities of advertisers, new laws and governmental regulations and policies and technological advances. The Company cannot predict if any of these factors might have a significant impact on the television, radio, outdoor and publishing advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, deferred income tax liabilities and the purchase price allocations used in the Company’s acquisitions.

Cash and cash equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets, including intangibles subject to amortization

Property and equipment are recorded at cost. Depreciation and amortization are provided using accelerated and straight-line methods over their estimated useful lives (see Note 5).

Intangible assets subject to amortization are amortized on a straight-line method over their estimated useful lives (see Note 3). Favorable leasehold interests and pre-sold advertising contracts are amortized over the term of the underlying contracts. Deferred debt costs are amortized over the life of the related indebtedness using a method that approximates the effective interest method.

Changes in circumstances, such as the passage of new laws or changes in regulations, technological advances or changes to the Company’s business strategy, could result in the actual useful lives differing from initial estimates. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments or mandated regulatory requirements could result in shortened useful lives. In those cases where the Company determines that the useful life of a long-lived asset should be revised, the Company will amortize or depreciate the net book value in excess of the estimated residual value over its revised remaining useful life.

Long-lived assets and asset groups are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. Management has determined that no impairment of long-lived assets currently exists.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and indefinite life intangible assets

Beginning January 1, 2002, goodwill and indefinite life intangible assets are not amortized but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy, the fluctuation of actual revenue and the timing of expenses. The Company’s management develops future revenue estimates based on projected ratings increases, planned timing of signal strength upgrades, planned timing of promotional events, customer commitments and available advertising time. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. Certain stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about cash flows after conversion or upgrade reflect estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If the expected cash flows are not realized, impairment losses may be recorded in the future.

For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit’s fair value. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference.

Similarly, the impairment evaluation for indefinite life intangible assets includes a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In each reporting period, the Company also evaluates the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

Concentrations of credit risk and trade receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2002, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $2.3 million, $2.0 million and $2.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The net charge off of bad debts aggregated $3.1 million, $4.0 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Mandatorily redeemable convertible preferred stock is stated at redemption value, less the unamortized discount. The discount is accreted into the carrying value of the mandatorily redeemable convertible preferred stock through the date at which the preferred stock is redeemable at the option of the holder with a charge to accumulated deficit using the effective-interest method. Due to the inherent uncertainties regarding the ability and ultimate timing of either the redemption or conversion of these preferred shares and the accretion method used, it is not practicable for management to determine their fair value.

Off-balance sheet financings and liabilities

Other than lease commitments, legal contingencies incurred in the normal course of business, and employment contracts for key employees (see Notes 8 and 12), the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

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

Advertising costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $1.4 million, $2.1 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Revenue recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Network compensation from Univision’s primary network is recognized ratably over the period of the agreement. Network compensation aggregated $0.6 million, $0.6 million and $4.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Revenue for outdoor advertising space is recognized ratably over the term of the contract, which is typically less than 12 months. Publishing advertising revenue is recognized when advertisements are published and circulation revenue is recognized based on the date of publication, net of provisions for related returns.

Time brokerage agreements

The Company operates certain stations under time brokerage agreements whereby the Company sells and retains all advertising revenue. The broadcast station licensee retains responsibility for ultimate control of the station in accordance with all rules and regulations of the Federal Communications Commission (“FCC”). The Company generally pays a fixed fee to the station owner, as well as all expenses of the station, and performs other functions. The financial results of stations operated pursuant to time brokerage agreements are included in the Company’s financial statements from the date of commencement of the respective agreements.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $5.2 million, $9.2 million and $6.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Trade costs were approximately $5.9 million, $7.4 million and $6.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Stock-based compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, nonemployee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the years ended December 31 (in thousands, except per share data):

	2002	2001	2000
Net loss applicable to common stockholders
As reported	$(20,846)	$(75,912)	$(94,689)
Less total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(8,544)	(6,170)	(2,542)

Pro forma	$(29,390)	$(82,082)	$(97,231)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.18)	$(0.66)	$(0.27)

Pro forma	$(0.25)	$(0.71)	$(0.29)

Earnings per share

Basic earnings per share is computed as net loss less accretion of the discount on Series A mandatorily redeemable convertible preferred stock divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2002 and 2001 and the period from August 2, 2000 through December 31, 2000, all dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on earnings per share. As of December 31, 2002, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive is as follows: the common stock equivalent effect of stock options, 158,740 unvested stock grants subject to repurchase and 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock.

Comprehensive income

For the years ended December 31, 2002, 2001 and 2000, the Company had no components of comprehensive income.

Reclassification

Certain amounts in the Company’s prior year’s financial statements and related footnote disclosures were reclassified to conform to the current year presentation with no effect on net loss or stockholders’ equity.

Pending new accounting pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it is not aware of any material variable interest entity that it may be required to consolidate.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal of Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position or operating results.

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

Special earnings per share considerations for 2000

The financial statements presented for the year ended December 31, 2000 include the combined financial statements of ECC LCC and the Affiliates for the period prior to the Exchange Transaction from January 1, 2000 through August 2, 2000.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the calculation of the Company’s net loss per share for the period from August 2, 2000 (the date of the Company’s reorganization) through December 31, 2000:

(In thousands, except share and per share data)
Net loss	$(28,698)
Accretion of preferred stock redemption value	2,449

Net loss attributable to common stock	$(31,147)

Weighted average common shares outstanding	115,287,988

Net loss per share, basic and diluted	$(0.27)

Basic earnings per membership unit for 2000 was computed as net loss divided by the number of membership units outstanding as of the last day of each period. Diluted earnings per unit reflects the potential dilution that could occur from membership units through options and convertible securities.

For the period from January 1, 2000 through August 2, 2000, the date of the Exchange Transaction, all dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on earnings per membership unit. The following table sets forth the calculation of loss per membership unit for that period:

(In thousands, except unit and per unit data)
Net loss	$(63,542)
Less loss of member corporations	(2,886)

Net loss applicable to L.L.C. members	$(60,656)

L.L.C. membership units outstanding	1,953,924

Loss per L.L.C. membership unit	$(31.04)

The pro forma income tax information is included in these financial statements for the period prior to the Exchange Transaction to show what the significant effects might have been on the historical statements of operations had the Company and its Affiliates not been treated as flow-through entities not subject to income taxes. The pro forma information reflects a benefit for income taxes at the assumed effective rate for the year ended December 31, 2000.

The weighted average number of shares of common stock outstanding during the year ended December 31, 2000 used to compute pro forma basic and diluted net loss per share is based on the conversion ratio used to exchange ECC LLC membership units and member corporation shares for shares of the Company’s common stock in the Exchange Transaction.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. GOODWILL AND OTHER INTANGIBLE ASSETS—ADOPTION OF STATEMENTS 141 AND 142

In June 2001, the FASB issued SFAS Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and other intangible assets deemed to have indefinite useful lives are no longer amortized but are subject to impairment tests at least annually, or more frequently if circumstances occur that indicate impairment may have occurred. Management has determined that the Company’s FCC broadcast licenses and certain time brokerage agreements are indefinite life intangible assets. Other intangible assets continue to be amortized over their useful lives. Amortization of certain of these intangible assets continues to be deductible for income tax purposes.

For acquisitions completed prior to June 30, 2001, the Company has applied the new rules on accounting for business combinations and goodwill and other intangible assets beginning on January 1, 2002. For acquisitions completed after June 30, 2001, the Company has applied the new rules beginning on July 1, 2001. Effective upon the adoption of SFAS No. 142 on January 1, 2002, the Company identified its four operating segments each to be separate reporting units: television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. The carrying values of the reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

During the three-month period ended March 31, 2002, the Company completed step one of the transitional goodwill and the indefinite life intangible asset impairment evaluations required by SFAS No. 142 as of January 1, 2002. As a result of the transitional goodwill impairment test, the Company concluded that the carrying value of the outdoor advertising reporting unit exceeded the fair value. The Company then began step two of the goodwill impairment evaluation, and management engaged an independent appraiser to value the outdoor reporting unit to corroborate the Company’s internal valuation and to value the outdoor reporting unit’s customer base intangible asset. The fair value of the outdoor reporting unit was determined by utilizing a composition of an income (discounted cash flows) and market valuation methodology. The fair value of each of the Company’s indefinite life intangible assets exceeded its carrying value as of January 1, 2002.

In the third quarter of 2002, the independent appraiser completed its valuation of the Company’s outdoor reporting unit’s customer base intangible asset. It was then determined that the fair value of the customer base intangible asset was significantly less than the carrying value and the implied fair value of the outdoor reporting unit’s goodwill exceeded the carrying value. Accordingly, the Company’s management determined that there was no impairment to the outdoor reporting unit’s goodwill.

As a result of the impairment testing of goodwill and the indication that the fair value of the outdoor reporting unit’s customer base intangible asset was less than its carrying value, the Company evaluated whether there was any impairment of the customer base intangible asset as prescribed in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company’s management determined the outdoor reporting unit is the lowest level of separately identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. The net cash flows generated from the assets of the outdoor reporting unit are aggregated because of the revenue dependency upon all of the reporting unit’s assets, a large proportion of shared operating activities and costs and the management structure. The sum of the projected undiscounted cash flows of the outdoor reporting unit exceeded the carrying value of the reporting unit’s assets (including goodwill) and, accordingly, there was no impairment of the customer base intangible asset. As a result of this analysis, management revised downward its estimate of the remaining useful life of the outdoor reporting unit’s customer base intangible asset from 13 years to eight years. The effect on net income of this change in estimate for the year ended December 31, 2002 is $3 million, or $0.02 per share.

The Company completed its annual goodwill and indefinite life intangible asset impairment evaluations as of October 1, 2002, and has concluded that no impairment exists. Therefore, as a result of these impairment evaluations, no impairment charges were recorded during the year ended December 31, 2002.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the impact of the new standards and reconciles the reported net loss applicable to common stock to net loss applicable to common stock adjusted for amortization of goodwill and other indefinite life intangible assets, net of the associated tax effects, and the related per share amounts (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Reported net loss applicable to common stock	$(20,846)	$(75,912)	$(88,785	)(1)
Add back amortization, net of taxes:
Goodwill	—	18,049	7,842
FCC licenses	—	27,871	12,785
Time brokerage agreements	—	1,871	1,643
Radio network, reclassified to goodwill	—	7,131	4,576

Adjusted net loss applicable to common stock	$(20,846)	$(20,990)	$(61,939)

Reported net loss per share, basic and diluted	$(0.18)	$(0.66)	$(1.34	)(1)
Add back amortization, net of taxes:
Goodwill	—	0.16	0.12
FCC licenses	—	0.24	0.19
Time brokerage agreements	—	0.02	0.02
Radio network, reclassified to goodwill	—	0.06	0.07

Adjusted net loss per share, basic and diluted	$(0.18)	$(0.18)	$(0.94)

(1)	Reflects pro forma income tax benefits on losses from non-taxable entities and accretion of preferred stock redemption value.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2002 and 2001 is as follows (in thousands):

	Television	Radio	Outdoor	Publishing	Total
Balance as of January 1, 2001	$33,320	$284,952	$161,917	$—	$480,189
Reclassification of goodwill to radio network	—	(176,400)	—	—	(176,400)
Purchase accounting adjustment for deferred income taxes related to reclassification of radio network	—	70,560	—	—	70,560
Acquisitions and other	4,137	64	—	—	4,201
Disposals	—	(831)	—	—	(831)
Purchase accounting adjustment for deferred income taxes	—	4,968	—	—	4,968
Amortization	(3,423)	(6,593)	(10,992)	—	(21,008)

Balance as of December 31, 2001	$34,034	$176,720	$150,925	$—	$361,679

Balance as of January 1, 2002	$34,034	$176,720	$150,925	—	$361,679
Reclassification of customer base intangible to assets subject to amortization	—	—	(90,400)	—	(90,400)
Purchase accounting adjustment for deferred income taxes	2,234	10,338	564	—	13,136
Reclassification of radio network to goodwill	—	160,063	—	—	160,063
Purchase accounting adjustment for deferred income taxes related to reclassification of radio network	—	(64,025)	—	—	(64,025)
Other	31	(925)	(14)	—	(908)

Balance as of December 31, 2002	$36,299	$282,171	$61,075	$—	$379,545

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of the Company’s acquired intangible assets and the associated accumulated amortization is as follows as of December 31, 2002 and 2001 (in thousands):

		2002			2001
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	19	$62,591	$18,513	$44,078	$62,715	$16,075	$46,640
Customer base	8	136,652	23,845	112,807	38,019	3,557	34,462
Radio network	—	—	—	—	176,400	16,337	160,063
Other	11	45,565	31,196	14,369	44,196	27,870	16,326

Total intangible assets subject to amortization		$244,808	$73,554	$171,254	$321,330	$63,839	$257,491

Intangible assets not subject to amortization:
FCC licenses				$708,712			$599,367
Time brokerage agreements				40,798			40,798

Total intangible assets not subject to amortization				749,510			640,165

Total intangible assets				$920,764			$897,656

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amount of amortization expense for the years ended December 31, 2002 and 2001 was approximately $18.8 million and $101.7 million, respectively. Estimated amortization expense for each of the years ending December 31, 2003 through 2007 ranges from $18.6 million to $19.4 million per year.

4. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Upon consummation of each acquisition the Company evaluates whether the acquisition constitutes a business. An acquisition is considered a business if it is comprised of a complete self-sustaining integrated set of activities and assets consisting of inputs, processes applied to those inputs and resulting outputs that are used to generate revenues. For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs to customers. A transferred set of activities and assets fails the definition of a business if it excludes one or more significant items such that it is not possible for the set to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.

During the years ended December 31, 2002, 2001 and 2000, the Company made the material acquisitions discussed in the following paragraphs, some of which were asset acquisitions and did not constitute a business. All business acquisitions have been accounted for as purchase business combinations with the operations of the businesses included subsequent to their acquisition dates. The allocation of the respective purchase prices is generally based upon management’s estimates of the discounted future cash flows to be generated from the media properties for intangible assets, and replacement cost for tangible assets, and as it relates to certain 2002 acquisitions, reflects management’s preliminary allocation of purchase price. Deferred income taxes are provided for temporary differences based upon management’s best estimate of the tax basis of acquired assets and liabilities that will ultimately be accepted by the applicable taxing authority. Deferred income tax adjustments attributed to revised tax basis estimates at or before settlement with taxing authorities are applied to goodwill attributed to the respective acquisition. All business combinations completed on or before June 30, 2001 have been accounted for under APB No. 16. Business combinations entered into subsequent to June 30, 2001 have been accounted for in accordance with SFAS No. 141 and the applicable paragraphs of SFAS No. 142.

During 2002, the Company acquired four television stations – one in each of El Paso, Texas, Corpus Christi, Texas, San Angelo, Texas and Monterey-Salinas, California – for an aggregate purchase price of approximately $20.1 million. Additionally, the Company acquired four radio stations – one in each of Denver, Colorado, Aspen, Colorado, Dallas, Texas and Las Vegas, Nevada – for an aggregate purchase price of approximately $90 million. The Company evaluated the transferred set of activities, assets, inputs and processes in each of these acquisitions and determined that none of these acquisitions constituted a business.

In January 2002, the Company completed its acquisition of the remaining 52.5% interest in Vista Television, Inc. and Channel 57, Inc. with a cash outflow in 2002 of approximately $1.9 million. The additional purchase price and the equity method investment have been recorded as intangible assets, consisting primarily of FCC licenses, totaling $5.6 million in 2002. This transaction is recorded as the completion of a business combination.

On October 1, 2002, the Company exchanged certain productive assets of the Company’s television station KEAT-LP in Amarillo, Texas for certain similar productive assets of Univision’s station WUTH-CA in Hartford, Connecticut. This exchange transaction was accounted for at the carrying value of the KEAT-LP assets of approximately $0.2 million, with no gain or loss recognized. Management determined that neither set of exchanged assets constituted a business.

During 2001, the Company acquired the license for radio station KKDL-FM in Dallas, Texas in exchange for approximately $19.2 million in cash and two of the Company’s radio station licenses with a fair market value of approximately $11.2 million. This exchange transaction was accounted for at fair value with no gain or loss recognized. In a separate business combination transaction, the Company acquired radio station KDVA-FM in Phoenix, Arizona for approximately $10.1 million.

Additionally, in separate transactions during 2001, the Company acquired television stations in Hagerstown, Maryland, Reno, Nevada, Carson City, Nevada and Melbourne, Florida for an aggregate purchase price of approximately $11.8 million. The Company also acquired a construction permit for a television station in Santa Barbara, California for approximately $4.8 million. The Company evaluated the transferred set of activities, assets, inputs and processes in each of these acquisitions and determined that none of these acquisitions constituted a business.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Latin Communications Group Inc.

In an April 2000 business combination, the Company acquired all of the outstanding capital stock of Latin Communications Group Inc. (“LCG”) for approximately $256 million, plus the assumption of certain liabilities. LCG operated 17 radio stations located in California, Colorado, New Mexico and Washington D.C. and also owned and operated two Spanish-language publications. In connection with this acquisition, the Company issued a $90 million convertible subordinated note. The subordinated note contained two conversion rights, a voluntary option to the holder at any time after December 31, 2000 and the second automatically upon the effectiveness of the IPO and the Exchange Transaction. Effective with the Exchange Transaction, as discussed in Note 1, the subordinated note converted into 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock of the Company.

In connection with the conversion of a $90 million convertible subordinated note, the Company recorded non-cash interest expense of approximately $8.1 million during the year ended December 31, 2000. Upon conversion, the carrying value of the note, net of the unamortized beneficial conversion discount of $11.4 million, was recorded as Series A mandatorily redeemable convertible preferred stock (see Note 10).

Z-Spanish Media Corporation

In an August 2000 business combination, the Company acquired all of the outstanding capital stock of Z-Spanish Media Corporation (“Z-Spanish Media”). Z-Spanish Media owned 33 radio stations and an outdoor billboard business. The purchase price, as amended, consisted of approximately $222 million in cash, 7,187,888 shares of newly-issued Class A common stock of the Company after the reorganization as discussed in Note 1, and the assumption of certain liabilities, including approximately $110 million of outstanding debt and $2.4 million in connection with the December 2000 settlement with Hispanic Broadcasting Corporation to satisfy a contract dispute in a proposed exchange of certain radio stations between the parties.

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

During 2001, the Company finalized its purchase price allocation for the Z-Spanish Media acquisition in which approximately $176.4 million was reclassified from goodwill to the radio network intangible asset. As a result, deferred tax liabilities increased approximately $70.6 million, with a corresponding increase in goodwill. Effective January 1, 2002, upon the adoption of SFAS No. 142, the radio network intangible asset, net of the deferred tax liabilities, was reclassified to goodwill (see Notes 3 and 14).

Citicasters Co.

In August 2000, the Company acquired the FCC licenses of radio stations KACD(FM) Santa Monica, California, and KBCD(FM), Newport Beach, California, from Citicasters Co., a subsidiary of Clear Channel Communications, Inc., for approximately $85 million in cash. Management determined that the transferred set of activities, assets inputs and processes did not constitute a business.

Radio Stations KFRQ(FM), KKPS(FM), KVPA(FM) and KVLY(FM)

In a September 2000 business combination, the Company acquired certain assets relating to the operations of radio stations KFRQ(FM), KKPS(FM), KVPA(FM) and KVLY(FM), each in McAllen, Texas, from Sunburst Media, LP for $55 million in cash.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Infinity Broadcasting Corporation

In October 2000, the Company acquired approximately 1,200 outdoor display faces located in New York from Infinity Broadcasting Corporation for a total of approximately $168 million in cash. Management determined that the transferred set of activities, assets, inputs and processes did not constitute a business.

WUNI-TV

In a December 2000 business combination, the Company acquired certain assets of television station WUNI-TV in Boston, Massachusetts. The aggregate purchase price of $47.5 million consisted of $10 million in cash and a note payable in the amount of $37.5 million (see Note 6).

Other

Also during 2000, the Company acquired four additional television stations for an aggregate purchase price of $82.3 million and, in a single transaction, two radio stations for an aggregate purchase price of $14 million. Management evaluated the transferred sets of activities, assets, inputs and processes and determined that the two radio stations constituted a business, whereas the television stations did not.

The following is a summary of the purchase price allocation for the Company’s 2002, 2001 and 2000 acquisitions (in millions):

	2002	2001	2000
Current and other assets, net of cash acquired	$—	$0.2	$25.8
Property and equipment	5.2	3.7	128.3
Intangible assets	104.9	57.5	1,164.0
Current and other liabilities	—	—	(25.8)
Deferred taxes	—	(3.0)	(123.3)
Notes payable	—	—	(40.0)
Estimated fair value of properties exchanged	(0.2)	(11.2)	—
Estimated fair value allocated to purchase option agreement	—	—	(3.5)
Issuance of common stock and exchange of stock options	—	—	(131.0)
Less cash deposits from prior year	(0.7)	(2.5)	(8.5)

Net cash paid	$109.2	$44.7	$986.0

Intangible assets acquired in connection with the 2002 acquisitions are as follows (in thousands):

Intangible assets subject to amortization:
Pre-sold advertising contracts	$497
Favorable lease rights	443

940
Intangible assets not subject to amortization (FCC licenses)	103,949

$104,889

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dispositions

In November and December 2001, the Company sold three of its radio stations, KCAL-AM in Redlands, California, KSZZ-AM in San Bernardino, California and KHOT-AM in Madera, California, for an aggregate of approximately $7.5 million. The gain on the sale of these radio stations was approximately $3.4 million.

In June 2001, the Company sold two of its radio stations, KEWE-AM and KHHZ-FM in Oroville, California, for an aggregate of approximately $2.6 million. The gain on the sale of these radio stations was approximately $1.6 million.

In August 2000, the Company sold certain outdoor advertising display faces and related assets located in Joliet, Illinois for $1 million. In December 2000, the Company sold all of its assets relating to radio station WACA-AM in Wheaton, Maryland for $2.5 million. No gain or loss was recognized as a result of these dispositions.

Transactions completed in 2003

On January 28, 2003, the Company acquired five low-power television stations from Univision in Santa Barbara, California for approximately $2.5 million.

Pending transaction

On December 23, 2002, the Company entered into an asset purchase agreement with Big City Radio, Inc. to acquire three radio stations in Los Angeles, California for $100 million in cash and 3,766,478 shares of the Company’s Class A common stock. This acquisition is expected to close in the first quarter of 2003.

Pro forma results (unaudited)

The following pro forma results of continuing operations give effect to the Company’s 2001 and 2000 “business” acquisitions discussed above as if they had occurred on January 1, 2000. The unaudited pro forma results have been prepared using the historical financial statements of the Company and of each acquired entity that was considered a business. The unaudited pro forma results give effect to certain adjustments, including amortization of goodwill, depreciation of property and equipment, interest expense and the related tax effects, as if the Company had been a tax-paying entity since January 1, 2000. Additionally, pro forma basic and diluted net loss per share has been calculated as if the reorganization had occurred as of January 1, 2000.

	Years Ended December 31,
(In millions, except per share data)	2001	2000
	(Unaudited)	(Unaudited)
Net revenue	$208.9	$200.8
Net loss	$(76.2)	$(141.7)
Basic and diluted net loss per share	$(0.66)	$(2.13)

The above pro forma financial information does not purport to be indicative of the results of operations had the business combinations actually taken place on the dates indicated above. Due to the Company’s growth through acquisitions, the period-to-period comparison may not be meaningful, and neither historical nor pro forma financial information is intended to be a projection of future results or trends.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. CONSOLIDATED BALANCE SHEET INFORMATION

Property and equipment

Property and equipment at December 31 consists of (in millions):

	Estimated useful life (years)	2002	2001
Buildings	39	$103.1	$20.2
Construction in progress	—	2.5	7.6
Outdoor advertising displays	15	—	84.1
Transmission, studio and other broadcast equipment	5-15	94.4	75.2
Office and computer equipment	3-7	15.4	12.6
Transportation equipment	5	3.2	2.7
Leasehold improvements and land improvements	Lesser of lease life or useful life	7.2	5.2

		225.8	207.6
Less accumulated depreciation and amortization		61.0	39.2

		164.8	168.4
Land		16.4	12.7

		$181.2	$181.1

Accounts payable and accrued expenses

Accounts payable and accrued expenses at December 31 consist of (in millions):

	2002	2001
Accounts payable	$3.3	$3.4
Accrued payroll and compensated absences	7.6	5.9
Income taxes payable	0.3	—
Accrued bonuses	0.8	—
Professional fees and transaction costs	0.8	1.2
Accrued interest	5.4	3.8
Deferred revenue	2.7	2.7
Accrued purchase option agreement	—	1.5
Accrued national representation fees	1.4	1.5
Other	5.4	5.2

	$27.7	$25.2

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LONG-TERM DEBT AND NOTES PAYABLE

Notes payable at December 31 are summarized as follows (in millions):

	2002	2001
Credit facility	$66.0	$199.0
8.125% Senior Subordinated notes, due 2009	225.0	—
Note payable for station acquisition (1)	—	37.5
Time brokerage contract payable, due in annual installments of $1 million bearing interest at 5.806% through June 2011	9.0	10.0
Other	5.9	6.2

	305.9	252.7
Less reduction of long-term debt (1)	—	37.5

	305.9	215.2
Less current maturities	1.4	3.3

	$304.5	$211.9

(1)	The debt was paid in full in February 2002 with the issuance of 3,593,859 shares of the Company’s Class A common stock and a cash payment of approximately $0.3 million.

Credit facility

The Company has a credit facility, as amended in March 2002, in the amount of $400 million, of which $66 million and $199 million were outstanding at December 31, 2002 and 2001, respectively. The credit facility is secured by substantially all of the Company’s assets as well as the pledge of the stock of several of the Company’s subsidiaries, including the special purpose subsidiaries formed to hold the Company’s FCC licenses. The credit facility consists of a $250 million revolving facility and a $150 million incremental loan facility, both bearing interest at LIBOR (1.44% at December 31, 2002) plus a margin ranging from 0.875% to 3.25% based on the Company’s leverage. In addition, the Company pays a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. The credit facility expires on December 31, 2007.

The credit facility contains a mandatory prepayment clause in the event the Company should liquidate any assets if the proceeds from liquidation are not utilized to acquire assets of the same type within one year, receive insurance or condemnation proceeds which are not fully utilized toward the replacement of such assets, or have excess cash flows (as defined in the credit agreement), 50% of which shall be used to reduce the outstanding loan balance.

The credit facility also contains certain financial covenants relating to maximum total debt ratio, total interest coverage ratio, a fixed charge coverage ratio and a ceiling on annual capital expenditures. The covenants become increasingly restrictive in the later years of the facility. The credit facility also contains restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and the sale of assets over a certain limit. Additionally, the Company is required to enter into interest rate agreements if its leverage exceeds certain limits as defined in the agreement. No such agreements have been entered into during 2002 or 2001.

Senior subordinated notes

The Company has senior subordinated notes (Notes) in the amount of $225 million that were outstanding at December 31, 2002. The Notes bear interest at 8.125% payable in cash semi-annually, in arrears on March 15 and September 15 each year. The Notes mature on March 15, 2009 and are subordinated to all senior debt. The Company may redeem any or all of the Notes at any time on or after March 15, 2006 at a redemption price equal to 104.063% of the Notes’ principal. The redemption price declines ratably thereafter to par, plus accrued and unpaid interest. Prior to March 15, 2005, the Company may redeem up to 35% of the Notes with the net proceeds of a qualified equity offering at a redemption price equal to 108.125% of the Notes’ principal, plus accrued and unpaid interest. In addition,

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon certain conditions of a change of control, the Company may be required to redeem the Notes in cash equal to 101% of the Notes’ principal, plus accrued and unpaid interest.

The Notes contain certain restrictive financial covenants, including those relating to the incurrence of additional debt or preferred stock, the payment of dividends, acquisitions and the sale of assets over a certain limit.

Aggregate maturities of long-term debt and notes payable at December 31, 2002 are as follows (in millions):

Amount
2003	$1.4
2004	1.3
2005	1.5
2006	1.5
2007	11.2
Thereafter	289.0

$305.9

Subordinated note

During 2000, the Company had a subordinated note payable to Univision. This note was subordinated to all senior debt. The note was due December 30, 2021 with interest at 7.01% per annum, for which Univision agreed to provide the Company with network compensation equal to the amount of annual interest due. Under a separate agreement, Univision had the option at any time prior to maturity to exchange the note into Class A membership units of ECC LLC representing a 27.9% interest in the ECC LLC.

On March 2, 2000, the subordinated note was amended and increased to $120 million, and the option exchange feature was increased from 27.9% to 40%, resulting in additional non-cash interest expense of $31.6 million during the quarter ended March 31, 2000 based on the estimated intrinsic value of the option feature. The intrinsic value of the exchange option feature was determined using an estimate by management based primarily on the estimated IPO price as the fair market value. On August 2, 2000, the note was exchanged for Class C common stock of the Company, as described in Note 1.

7. INCOME TAXES

The provision for income taxes for the years ended December 31 is as follows (in millions):

	2002	2001	2000
Current
Federal	$—	$—	$—
State	—	0.8	1.2
Foreign	0.3	—	—
Deferred	(0.4)	(23.8)	(4.1)

	$(0.1)	$(23.0)	$(2.9)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pre-tax income for the years ended December 31 due to the following (in millions):

	2002	2001	2000
Computed “expected” tax (benefit)	$(3.8)	$(30.2)	$(32.3)
Change in income tax resulting from:
State taxes, net of federal benefit	—	(5.0)	(3.2)
Non-deductible expenses	1.7	12.2	22.1
Effect of change in tax status	—	—	10.5
Reduction of state net operating loss carryforward and foreign tax credit	1.7	—	—
Other	0.3	—	—

	$(0.1)	$(23.0)	$(2.9)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities at December 31 consist of the following (in millions):

	2002	2001
Deferred tax assets:
Accrued expenses	$2.1	$4.7
Accounts receivable	1.6	1.9
Net operating loss carryforward	35.6	28.0
Stock-based compensation	0.5	0.2

	39.8	34.8

Deferred tax liabilities:
Deferred gains	(1.3)	—
Intangible assets	(145.2)	(192.5)
Property and equipment	(11.5)	(14.8)

	(158.0)	(207.3)

	$(118.2)	$(172.5)

The deferred tax amounts have been classified in the accompanying balance sheets at December 31 as follows (in millions):

	2002	2001
Current assets	$4.0	$4.5
Non-current liabilities	(122.2)	(177.0)

	$(118.2)	$(172.5)

The Company has federal net operating loss carryforwards of approximately $104 million which expire through 2022 as follows (in millions):

Year	Amount

2015	$48

2021	19

2022	37

$104

Prior to the reorganization of the Company as described in Note 1, the combined organization included various taxpaying and non-taxpaying entities. Each of the entities filed separate federal and state tax returns. Deferred taxes were not provided for the difference between the book and tax bases of intangible assets, broadcast equipment, and furniture and fixtures for the non-taxpaying entities. As a result of the reorganization and Exchange Transaction on August 2, 2000, the Company recorded a net deferred tax liability with a corresponding charge to tax expense of approximately $10.5 million.

8. CONTRACTUAL OBLIGATIONS

The Company has agreements with certain media research and ratings providers, expiring at various dates through December 2006, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of $20.5 million. The annual commitments range from $3.1 million to $6.0 million.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating leases

The Company leases facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through November 2050.

The approximate future minimum lease payments under these operating leases at December 31, 2002 are as follows (in millions):

Amount
2003	$9.2
2004	8.7
2005	8.0
2006	7.1
2007	5.5
Thereafter	25.5

$64.0

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $23.9 million, $23.2 million and $9.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Employment agreements

The Company has entered into employment agreements (the “Agreements”) with two executive officers, who are also stockholders and directors, through August 2005. The Agreements provide that a minimum annual base salary and a bonus be paid to each of the executives. The Company accrued approximately $0.5, $0 and $1.6 million of bonuses payable to these executives for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, the Agreements provide for a continuation of each executive’s annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Agreements.

401(k) savings plan

The Company has a 401(k) savings plan covering substantially all employees. The Company currently matches the amounts contributed by each participant up to an amount designated in the plan. Employer matching contributions for the years ended December 31, 2002, 2001 and 2000 aggregated approximately $0.2 million, $0.3 million and $0.4 million, respectively.

9. RELATED-PARTY TRANSACTIONS

Related-party transactions not discussed elsewhere consist of the following:

In August 2001, the Company entered into a joint venture agreement with a third party to establish an exclusive national advertising representative for Spanish-language radio stations, primarily those owned and/or operated by us and that third party. The joint venture is owned equally by the third party and us and is co-managed, with each party having equal representation on its board of directors.

The Company has an unsecured advance of $0.1 million payable to related parties, which was due on demand at December 31, 2002 and 2001, respectively. In addition, at December 31, 2002 and 2001, the Company also had a note receivable in the amount of $0.3 million from an officer that bears interest at 6.02% and is due October 2005.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to July 2001, the Company utilized the services of a law firm, a partner of which is a stockholder and director. Total legal fees incurred for services rendered by this law firm aggregated approximately $0.3 million and $3.6 million for the years ended December 31, 2001 and 2000, respectively.

10. STOCKHOLDERS’ EQUITY

Common stock

The First Restated Certificate of Incorporation of the Company authorizes both common and preferred stock. The common stock has three classes, identified as A, B and C, which have similar rights and privileges, except that the Class B common stock provides ten votes per share as compared to one vote per share for all other classes of common stock. Univision, as the holder of all Class C common stock, is entitled to vote as a separate class to elect two directors, and has the right to vote as a separate class on certain material transactions. In connection with Univision’s proposed merger with Hispanic Broadcasting Corporation, the two Univision-elected directors resigned from the Company’s Board of Directors (the “Board”) in August 2002 to avoid any potential conflict of interest arising out of that transaction, and those board seats have remained vacant since that time. Each share of Class B and C common stock is convertible at the holder’s option into one fully paid and nonassessable share of Class A common stock and is required to be converted into one share of Class A common stock upon the occurrence of certain events as defined in the First Restated Certificate of Incorporation.

In April 2000, the Company granted an unrestricted stock award to an executive vice president totaling 240,737 shares of Class A common stock. As a result of this grant, the Company recorded a non-cash stock-based compensation charge of $3.4 million.

In May 2000, the Company granted restricted stock awards to employees, directors and consultants totaling 494,496 shares of Class A common stock. As a result of these grants, the Company recorded a deferred non-cash stock-based compensation charge of $6.9 million that is being amortized over the three-year vesting period beginning in the second quarter of 2000. Approximately $2.3 million, $2.3 million and $1.3 million of the deferred charge has been amortized during the years ended December 31, 2002, 2001 and 2000, respectively.

On March 19, 2001, the Board approved a stock repurchase program. The Company is authorized to repurchase up to $35.0 million of outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. The Company intends to finance stock repurchases, if and when made, with available cash on hand and cash provided by operations. No shares of Class A common stock had been repurchased under the stock repurchase program as of December 31, 2002.

Preferred stock and mandatorily redeemable convertible preferred stock

The Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001, in one or more series. The Board is authorized to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series as well as any qualifications, limitations or restrictions. As of December 31, 2002, the Company had designated 11 million shares as Series A mandatorily redeemable convertible preferred stock, of which 5,865,102 shares are outstanding.

The Series A preferred stock is convertible into Class A common stock on a share-per-share basis at the option of the holder at any time and accrues dividends at 8.5% of the $90 million face value, compounded annually and payable upon the liquidation of the Company or redemption. There were approximately $19.6 million and $11 million of dividends in arrears at December 31, 2002 and 2001, respectively. All accrued and unpaid dividends are to be waived and forgiven upon the conversion of the Series A preferred stock into Class A common stock. The Series A preferred stock is subject to redemption at face value plus accrued dividends at the option of the holder at any time after April 19, 2006, and must be redeemed in full in April 2010. The Company also has the right to redeem the Series A preferred stock at its option at any time one year after its issuance, provided that the trading price of the Class A common stock equals or exceeds 130% of the IPO price of the Class A common stock for 15 consecutive trading days immediately before such redemption. The Series A redemption price per share is equal to the sum of the original issue price per share ($15.35) plus accrued and unpaid dividends.

The Series A preferred stock was issued upon the conversion of notes payable with a carrying value less than the face value of the preferred stock. Accordingly, a discount was recorded on the preferred stock. The Company is recording a periodic charge to

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accumulated deficit to accrete the Series A preferred stock up to its redemption value. During the years ended December 31, 2002, 2001 and 2000, the Company recorded accretion charges of $10.2 million, $10.1 million and $2.5 million, respectively.

11. EQUITY INCENTIVE PLANS

The Company’s 2000 Omnibus Equity Incentive Plan (the “Plan”) allows for the award of up to 11,500,000 shares of Class A common stock. Awards under the Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or stock units. The Plan is administered by a committee appointed by the Board. This committee determines the type, number, vesting requirements and other features and conditions of such awards.

The Company has issued stock options to various employees and non-employee directors of the Company in addition to non-employee service providers under its 2000 Omnibus Equity Incentive Plan. Included in the 2000 grants are 1,494,161 stock options that were granted in exchange for options in the Z-Spanish Media acquisition (see Note 4).

The following is a summary of stock option activity for the years ended December 31 (in thousands, except per share data):

	2002		2001		2000
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Number of shares under stock options:
Outstanding at beginning of year	5,595	$14.38	5,511	$14.33	—	$—
Granted	2,297	11.47	1,155	11.89	5,584	14.31
Exercised	615	7.22	522	7.76	—	—
Forfeited	354	16.08	549	13.70	73	12.78

Outstanding at end of year	6,924	13.96	5,595	14.38	5,511	14.33

Available to grant at end of year	4,576		5,905		5,989

Exercisable at end of year	2,131		1,660		1,456

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.90–16.69	3,760,728	7.69	$16.50	1,551,049	$16.49
$10.03–13.37	2,960,761	8.98	11.13	509,910	11.36
$ 6.69–9.95	202,411	8.21	8.32	69,611	7.59

	6,923,900	8.26	13.96	2,130,570	14.97

The Company’s fair value calculation for the Z-Spanish Media acquisition exchange options was made using the Black-Scholes option-pricing model, with the following assumptions: expected life of one year; volatility of 50%; risk-free interest rate of 5.89% and no dividends during the expected life. The fair value of these options was recorded as additional purchase price in the business acquisition and is not included in the pro forma compensation expense (See Note 2). The tax benefit resulting from the exercise of these options attributed to the intrinsic value of the options up to the grant date fair value is recorded as a credit to goodwill. Any excess tax benefit will be credited to additional paid-in capital.

During 2001 and 2000, the Company recognized $0.2 million and $0.8 million, respectively, of non-cash stock-based compensation expense relating to the intrinsic value of the unvested options exchanged in the Z-Spanish Media acquisition.

        SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as disclosed in Note 2. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s 2002, 2001 and 2000 fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Weighted average fair value of options granted	$8.22	$7.61	$9.08
Expected volatility	72% to 82%	50% to 88%	50%
Risk free interest rate	5.40%	5.40% to 6.07%	6.07%
Expected lives	6 years	6 years	6 years
Dividend rate	—	—	—

On April 4, 2001, the Board adopted the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). The Company’s stockholders approved the Purchase Plan on May 10, 2001 at the Annual Meeting of Stockholders. Subject to adjustments in the capital structure, as defined in the Purchase Plan, the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the next ten calendar years, beginning January 1, 2002. All of the Company’s employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their compensation withheld to purchase shares during each offering period. The purchase price of the stock is 85% of the lower of the day preceding the beginning-of-period or end-of-period closing market price. The first offering period under the Purchase Plan commenced on August 15, 2001. There was approximately $0.3 and $0.4 million withheld from employees under the Purchase Plan as of December 31, 2002 and 2001 respectively.

12. LITIGATION AND SUBSEQUENT EVENTS

The Company is subject to various outstanding claims and other legal proceedings that arose in the ordinary course of business. The Company is a party to three separate actions, none of which management believes is material, from plaintiffs seeking unspecified damages. Accruals have been made in the financial statements as necessary to provide for management’s best estimate of the probable liability associated with these actions. While the Company’s legal counsel cannot express an opinion on these matters, management believes that any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

13. SEGMENT DATA

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There have been no significant sources of revenue generated outside the United States during the years ended December 31, 2002, 2001 and 2000. Additionally there are no significant assets held outside the United States.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Net revenue:
Television	$112,405	$91,902	$82,417
Radio	75,720	65,479	43,338
Outdoor	30,325	31,668	13,096
Publishing	20,019	19,859	15,170

Consolidated	238,469	208,908	154,021
Direct expenses:
Television	48,382	38,652	34,290
Radio	30,236	26,443	10,991
Outdoor	20,589	20,688	5,494
Publishing	14,723	14,564	10,212

Consolidated	113,930	100,347	60,987
Selling, general and administrative expenses:
Television	20,879	18,516	15,642
Radio	20,493	16,445	16,767
Outdoor	4,137	4,128	1,544
Publishing	3,607	3,396	2,647

Consolidated	49,116	42,485	36,600
Depreciation and amortization:
Television	14,478	30,076	20,064
Radio	8,241	69,442	41,537
Outdoor	17,930	19,319	5,984
Publishing	545	1,180	1,653

Consolidated	41,194	120,017	69,238
Segment operating profit (loss):
Television	28,666	4,658	12,421
Radio	16,750	(46,851)	(25,957)
Outdoor	(12,331)	(12,467)	74
Publishing	1,144	719	658

Consolidated	34,229	(53,941)	(12,804)
Corporate expenses	16,731	15,636	12,741
Non-cash stock-based compensation	2,942	3,243	5,822

Operating profit (loss)	$14,556	$(72,820)	$(31,367)

	As of and for the Years Ended December 31,
	2002	2001	2000
	(In thousands)
Total assets:
Television	$388,923	$441,487	$401,075
Radio	921,430	815,323	856,038
Outdoor	255,483	271,001	293,887
Publishing	7,645	7,706	9,493

Consolidated	$1,573,481	$1,535,517	$1,560,493

Capital expenditures:
Television	$13,680	$23,911	$15,749
Radio	5,207	4,639	7,700
Outdoor	646	325	164
Publishing	29	66	62

Consolidated	$19,562	$28,941	$23,675

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Subsequent to the issuance of the Company’s September 30, 2002 condensed consolidated unaudited quarterly financial statements filed on Form 10-Q, management reevaluated and revised certain classifications of intangible assets and their respective estimated useful lives under SFAS No. 142, which was adopted effective January 1, 2002. As a result of the reclassifications, the Company’s unaudited interim financial information for each of the first three 2002 calendar quarters and the associated year-to-date amounts in those periods have been retroactively restated (1) to reclassify the radio network intangible asset totaling $160 million (previously considered by management to be a separately identifiable indefinite life intangible asset) to goodwill, net of the related deferred income taxes of $64 million, and (2) to reclassify its Univision network affiliation agreement intangible asset totaling $46.6 million (also previously considered by management to be a separately identifiable indefinite life intangible asset) to intangible assets subject to amortization. The latter reclassification resulted in additional amortization expense of approximately $350,000, net of the related deferred tax benefit, for the Univision network affiliation agreement in each of the first three 2002 calendar quarters. The change had no impact on cash flows provided by operations.

During the periods ended March 31, 2002 and June 30, 2002, the Company previously recorded transitional goodwill impairment charges to its outdoor reporting unit’s goodwill in connection with the adoption of SFAS No. 142 as a cumulative effect of a change in accounting principle. In the third quarter of 2002, the Company completed its determination of the fair value of the outdoor reporting unit’s assets and liabilities. It was then determined that the fair value of the outdoor reporting unit’s customer base intangible asset was less than initially estimated and significantly less than its carrying value. As a result, the implied fair value of the outdoor reporting unit’s goodwill exceeded the carrying value. Accordingly, the estimated impairment charge previously recorded was reversed to reflect no goodwill impairment charge and the unaudited quarterly results of operations for the periods ended March 31, 2002 and June 30, 2002 presented below have been retroactively restated. The retroactive restatement for the reversal of the previously reported transitional goodwill impairment charges related to the Company’s outdoor reporting unit has been reflected in the “as adjusted” amounts as prescribed by SFAS No. 142 and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

The effect of the restatements from the reclassification of the radio network and Univision network affiliation agreement intangible assets on the Company’s unaudited interim consolidated quarterly financial statements and a summary of the quarterly results of operations for the year ended December 31, 2002 is as follows (in thousands, except per share data):

BALANCE SHEET DATA:

	March 31, 2002		June 30, 2002		September 30, 2002
	As adjusted	As restated	As adjusted	As restated	As adjusted	As restated
Intangible assets subject to amortization, net	$152,084	$198,018	$143,089	$188,440	$137,208	$181,976
Intangible assets not subject to amortization, net	869,540	662,959	916,326	709,745	949,826	743,245
Goodwill, net	270,907	366,945	276,710	372,748	283,826	379,864
Total assets	1,557,236	1,552,219	1,607,883	1,585,670	1,641,930	1,576,156
Deferred tax liabilities, net	174,451	110,193	186,407	121,916	189,599	124,875
Total liabilities	440,019	375,761	493,299	428,808	525,085	460,361
Total stockholders’ equity	1,024,048	1,023,698	1,018,900	1,018,200	1,018,577	1,017,527

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF OPERATIONS DATA:

	Three-Month Period Ended March 31, 2002		Three-Month Period Ended June 30, 2002		Six-Month Period Ended June 30, 2002
	As adjusted	As restated	As adjusted	As restated	As adjusted	As restated
Net revenue	$49,128	$49,128	$62,160	$62,160	$111,288	$111,288
Depreciation and amortization	6,616	7,199	7,870	8,453	14,486	15,652
Total expenses	48,217	48,800	53,815	54,398	102,032	103,198
Operating income	911	328	8,345	7,762	9,256	8,090
Income (loss) before income taxes	(5,686)	(6,269)	2,080	1,497	(3,606)	(4,772)
Income tax (expense) benefit	1,100	1,333	(6,104)	(5,871)	(5,004)	(4,538)
Net loss	(4,604)	(4,954)	(4,006)	(4,356)	(8,610)	(9,310)
Net loss applicable to common stock	(7,053)	(7,403)	(6,521)	(6,871)	(13,574)	(14,274)
Net loss per share, basic and diluted	(0.06)	(0.06)	(0.05)	(0.06)	(0.11)	(0.12)

	Three-Month Period Ended September 30, 2002		Nine-Month Period Ended September 30, 2002		Three-Month Period Ended December 31, 2002
	As adjusted	As restated	As adjusted	As restated		Total 2002
Net revenue	$64,682	$64,682	$175,970	$175,970	$62,499	$238,469
Depreciation and amortization	13,806	14,389	28,292	30,041	11,153	41,194
Total expenses	62,216	62,799	164,248	165,997	57,916	223,913
Operating income	2,466	1,883	11,722	9,973	4,583	14,556
Loss before income taxes	(3,870)	(4,453)	(7,476)	(9,225)	(1,755)	(10,980)
Income tax (expense) benefit	4,704	4,937	(300)	399	(277)	122
Net income (loss)	929	579	(7,681)	(8,730)	(1,914)	(10,645)
Net loss applicable to common stock	(1,655)	(2,005)	(15,229)	(16,278)	(4,567)	(20,846)
Net loss per share, basic and diluted	(0.01)	(0.02)	(0.13)	(0.14)	(0.04)	(0.18)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 (as restated) and 2001 (in thousands, except per share data):

Year ended December 31, 2002:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$49,128	$62,160	$64,682	$62,499	$238,469
Net income (loss)	(4,954)	(4,356)	579	(1,914)	(10,645)
Net loss applicable to common stock	(7,403)	(6,871)	(2,005)	(4,567)	(20,846)
Net loss per share, basic and diluted	(0.06)	(0.06)	(0.02)	(0.04)	(0.18)

Year ended December 31, 2001:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$43,954	$56,864	$54,468	$53,622	$208,908
Net loss	(19,547)	(10,901)	(13,498)	(21,849)	(65,795)
Net loss applicable to common stock	(20,968)	(12,442)	(15,068)	(27,434)	(75,912)
Net loss per share, basic and diluted	(0.18)	(0.11)	(0.13)	(0.24)	(0.66)

Certain adjustments were recorded in the fourth quarter of 2001 for changes from preliminary allocations of purchase price for certain purchase business combinations. Adjustments recorded in the fourth quarter of 2001 resulted in an increase of approximately $3 million in net loss applicable to common stock or approximately $0.03 net loss per common share.