Form 10-Q
period 2003-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2003-05-12
CIK 1109116

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

          As of May 6, 2003, there were 74,287,836 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding and 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 21,983,392 shares, $0.0001 par value per share, of the registrant’s Class C common stock outstanding.

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

          Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our history of operating losses, our substantial indebtedness or our ability to raise capital;

•	provisions of the agreements governing our debt instruments that may restrict the operation of our business;

•	cancellations or reductions of advertising, whether due to a general economic downturn or otherwise;

•	our relationship with Univision Communications Inc. and Univision’s agreement to sell a significant portion of its equity interest in our company; and

•	industry-wide market factors and regulatory and other developments affecting our operations.

          For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,097	$12,569
Trade receivables (including related parties of $1,803 and $443), net of allowance for doubtful accounts of $4,241 and $4,069	47,548	51,796
Prepaid expenses and other current assets (including related parties of $1,038 and $1,014)	6,334	5,157
Deferred taxes	4,000	4,000

Total current assets	65,979	73,522
Property and equipment, net	178,678	181,192
Intangible assets subject to amortization, net	166,278	171,254
Intangible assets not subject to amortization, net	751,776	749,510
Goodwill, net	379,543	379,545
Other assets (including related parties of $345 and $340 and deposits on acquisitions of $1,500 and $1,000)	18,133	18,458

	$1,560,387	$1,573,481

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,391	$1,408
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $1,767 and $1,952)	22,701	27,719

Total current liabilities	24,210	29,245
Notes payable, less current maturities	304,451	304,502
Other long-term liabilities	1,660	1,583
Deferred taxes	119,987	122,187

Total liabilities	450,308	457,517

Commitments and contingencies
Series A mandatorily redeemable convertible preferred stock, $0.0001 par value, 11,000,000 shares authorized; shares issued and outstanding 2003 and 2002 5,865,102 (liquidation value of $111,881 and $109,553)	103,645	100,921

Stockholders’ equity
Preferred stock, $0.0001 par value, 39,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2003 70,526,461; 2002 70,450,367	7	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2003 and 2002 27,678,533	3	3
Class C common stock, $0.0001 par value, 25,000,000 shares authorized; shares issued and outstanding 2003 and 2002 21,983,392	2	2
Additional paid-in capital	1,144,041	1,143,782
Deferred compensation	(338)	(846)
Accumulated deficit	(137,281)	(127,905)

	1,006,434	1,015,043
Treasury stock, Class A common stock, $0.0001 par value, 2003 and 2003 5,101 shares	—	—

Total stockholders’ equity	1,006,434	1,015,043

	$1,560,387	$1,573,481

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three-Month Period Ended March 31,

	2003	2002 As restated (Note 1)

Net revenue (including related parties of $303 and $224)	$53,028	$49,128

Expenses:
Direct operating expenses (including related parties of $2,398 and $1,619)	28,662	25,908
Selling, general and administrative expenses	12,606	11,289
Corporate expenses (including related party reimbursement of $1,500 and $0)	2,426	3,423
Non-cash stock-based compensation (includes direct operating of $68 and $75; selling, general administrative of $89 and $100; and corporate of $145 and $806)	302	981
Depreciation and amortization (includes direct operating of $9,208 and $5,561; selling, general and administrative of $1,476 and $1,360; and corporate of $307 and $278)	10,991	7,199

	54,987	48,800

Operating income (loss)	(1,959)	328
Interest expense	(6,311)	(6,655)
Interest income	15	58

Loss before income taxes	(8,255)	(6,269)
Income tax benefit	1,652	1,333

Net loss before equity in losses of nonconsolidated affiliates	(6,603)	(4,936)
Equity in net losses of nonconsolidated affiliates	(49)	(18)

Net loss	(6,652)	(4,954)
Accretion of preferred stock redemption value	(2,724)	(2,449)

Net loss applicable to common stock	$(9,376)	$(7,403)

Net loss per share, basic and diluted	$(0.08)	$(0.06)

Weighted average common shares outstanding, basic and diluted	119,985,892	117,653,254

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three-Month Period Ended March 31,

	2003	2002 As restated (Note 1)

Cash Flows from Operating Activities:
Net loss	$(6,652)	$(4,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,991	7,199
Deferred income taxes	(2,200)	(1,546)
Amortization of debt issue costs	503	3,261
Amortization of syndication contracts	151	182
Equity in net losses of nonconsolidated affiliates	49	18
Non-cash stock-based compensation	302	981
Loss on sale of media property and other assets	—	99
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Decrease in accounts receivable	3,787	4,748
Decrease (increase) in prepaid expenses and other assets	(970)	227
Decrease in accounts payable, accrued expenses and other liabilities	(4,731)	(629)

Net cash provided by operating activities	1,230	9,586

Cash Flows from Investing Activities:
Proceeds from disposal of equipment	—	13
Purchases of property and equipment and intangibles	(2,994)	(5,688)
Cash deposits and purchase price on acquisitions	(3,015)	(25,328)

Net cash used in investing activities	(6,009)	(31,003)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	432	2,082
Principal payments on notes payable	(117)	(199,090)
Proceeds from borrowing on notes payable	—	225,000
Payments of deferred debt and offering costs	(8)	(6,323)

Net cash provided by financing activities	307	21,669

Net increase (decrease) in cash and cash equivalents	(4,472)	252
Cash and Cash Equivalents:
Beginning	12,569	19,013

Ending	$8,097	$19,265

Supplemental Disclosures of Cash Flow Information:
Cash Payments for:
Interest	$10,127	$3,798

Income taxes	$548	$466

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment acquired under capital lease obligations and included in accounts payable	$156	$216

Repayment of note payable and related accrued interest payable with the issuance of Class A common shares	$—	$40,641

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003

1. BASIS OF PRESENTATION

          The condensed consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain items in the March 31, 2002 statement of operations have been reclassified in order to conform to the current period presentation, with no effect to reported net loss or net loss per share. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2003 or any other future period.

          Subsequent to the issuance of the Company’s September 30, 2002 condensed consolidated unaudited quarterly financial statements filed on Form 10-Q, management reevaluated and revised certain classifications of intangible assets and their respective estimated useful lives under SFAS No. 142, which was adopted effective January 1, 2002. As a result of the reclassifications, the Company’s unaudited interim financial information for each of the first three 2002 calendar quarters and the associated year-to-date amounts in those periods have been retroactively restated (1) to reclassify the radio network intangible asset totaling $160 million (previously considered by management to be a separately identifiable indefinite life intangible asset) to goodwill, net of the related deferred income taxes of $64 million, and (2) to reclassify its Univision network affiliation agreement intangible asset totaling $46.6 million (also previously considered by management to be a separately identifiable indefinite life intangible asset) to intangible assets subject to amortization. The latter reclassification resulted in additional amortization expense of approximately $350,000, net of the related deferred tax benefit, for the Univision network affiliation agreement in each of the first three 2002 calendar quarters. The change had no impact on cash flows provided by operations. These reclassifications and restatements were previously reported in Note 14 to the consolidated financial statements included in the 2002 Form 10-K.

          During the periods ended March 31, 2002 and June 30, 2002, the Company previously recorded transitional goodwill impairment charges to its outdoor reporting unit’s goodwill in connection with the adoption of SFAS No. 142 as a cumulative effect of a change in accounting principle. In the third quarter of 2002, the Company completed its determination of the fair value of the outdoor reporting unit’s assets and liabilities. It was then determined that the fair value of the outdoor reporting unit’s customer base intangible asset was less than initially estimated and significantly less than its carrying value. As a result, the implied fair value of the outdoor reporting unit’s goodwill exceeded the carrying value. Accordingly, the estimated impairment charge previously recorded was reversed to reflect no goodwill impairment charge and the unaudited quarterly results of operations for the periods ended March 31, 2002 have been retroactively restated.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

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

          The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three-month periods ended March 31 (unaudited; in thousands, except per share data):

	Three-Month Period Ended March 31,

	2003	2002 As restated (Note 1)

Net loss applicable to common stockholders
As reported	$(9,376)	$(7,403)
Less total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,078)	(1,757)

Pro forma	$(11,454)	$(9,160)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.08)	$(0.06)

Pro forma	$(0.10)	$(0.08)

     The Company did not grant any stock options during the three-month period ended March 31, 2003.

     Loss Per Share

          Basic loss per share is computed as net loss less accretion of the discount on Series A mandatorily redeemable convertible preferred stock divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding is reduced by 158,740 shares which are unvested stock grants subject to repurchase. Diluted loss per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

          For the three-month periods ended March 31, 2003 and 2002, all dilutive securities have been excluded from dilutive loss per share, as their inclusion would have had an antidilutive effect on loss per share. For the three-month period ended March 31, 2003, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted loss per share if their effect was not antidilutive are as follows: the common stock equivalent effect of outstanding stock options; 158,740 unvested stock grants subject to repurchase; and 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock.

     Completed and Pending Acquisitions

          Upon consummation of each acquisition, the Company evaluates whether the acquisition constitutes a business. An acquisition is considered a business if it is comprised of a complete self-sustaining integrated set of activities and assets consisting of inputs, processes applied to those inputs and resulting outputs that are used to generate revenues. For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs to customers. A transferred set of activities and assets fails the definition of a business if it excludes one or more significant items such that it is not possible for the set to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.

          In January 2003, the Company acquired five low-power television stations in Santa Barbara, California from Univision for an aggregate purchase price of approximately $2.5 million. In February 2003, the Company acquired a low-power television station in Hartford, Connecticut for $50,000. The Company acquired $2.2 million in FCC licenses, or intangible assets not subject to amortization, in these acquisitions. None of these acquisitions was considered a business.

     Subsequent Event

          On January 15, 2003 the Company entered into a time brokerage agreement with Big City Radio, Inc. to operate three radio stations in the greater Los Angeles area prior to the acquisition of those three stations. On April 16, 2003, the Company consummated the purchase of substantially all of the assets of the three stations for $100 million in cash and 3,766,478 shares of Class A common stock. This acquisition was not considered a business.

3. SEGMENT INFORMATION

          The Company operates in four reportable segments:  television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing.

     Television Broadcasting

          The Company owns and/or operates 42 primary television stations located primarily in the southwestern United States, consisting primarily of Univision affiliates.

     Radio Broadcasting

          The Company owns and/or operates 58 radio stations (43 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas.

     Outdoor Advertising

          The Company owns approximately 11,400 billboards located primarily in Los Angeles and New York.

     Newspaper Publishing

          The Company’s newspaper publishing operation consists of a publication in New York.

          Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2003 and 2002. The Company evaluates the performance of its operating segments based on the following (unaudited, in thousands):

	Three-Month Period Ended March 31,		% Change

	2003	2002 As restated (Note 1)

Net revenue
Television	$25,479	$24,021	6%
Radio	16,259	14,788	10%
Outdoor	6,532	5,739	14%
Publishing	4,758	4,580	4%

Consolidated	53,028	49,128	8%

Direct operating expenses
Television	11,831	11,164	6%
Radio	7,798	6,504	20%
Outdoor	4,936	4,697	5%
Publishing	4,097	3,543	16%

Consolidated	28,662	25,908	11%

Selling, general and administrative expenses
Television	5,798	5,149	13%
Radio	4,956	4,387	13%
Outdoor	1,063	947	12%
Publishing	789	806	(2)%

Consolidated	12,606	11,289	12%

Depreciation and amortization
Television	3,805	3,480	9%
Radio	1,820	1,497	22%
Outdoor (1)	5,229	2,087	151%
Publishing	137	135	1%

Consolidated	10,991	7,199	53%

Segment operating profit (loss)
Television	4,045	4,228	(4)%
Radio	1,685	2,400	(30)%
Outdoor	(4,696)	(1,992)	136%
Publishing	(265)	96	*

Consolidated	769	4,732	(84)%

Corporate expenses	2,426	3,423	(29)%
Non-cash stock-based compensation	302	981	(69)%

Operating income (loss)	$(1,959)	$328	*

Total assets
Television	$384,321	$391,115
Radio	918,129	826,767
Outdoor	250,451	267,561
Publishing	7,486	7,185

Consolidated	$1,560,387	$1,492,628

Capital expenditures
Television	$2,144	$4,040
Radio	727	1,504
Outdoor	73	357
Publishing	5	3

Consolidated	$2,949	$5,904

* Not meaningful.

(1)

Management revised downward its estimate of the remaining useful life of the outdoor reporting unit’s customer base intangible asset from 13 years to eight years effective October 1, 2002. The increase in amortization expense related to this change in estimate for the three-month period ended March 31, 2003 was $3.1 million.

4. LITIGATION

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

          We operate in four reportable segments: television broadcasting, radio broadcasting, outdoor advertising and newspaper publishing. As of March 31, 2003, we own and/or operate 42 primary television stations that are located primarily in the southwestern United States. We own and/or operate 58 radio stations (43 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 11,400 advertising faces located primarily in Los Angeles and New York.

Our newspaper publishing operation consists of the newspaper El Diario/la Prensa in New York. The comparability of our results between the three-month periods ended March 31, 2003 and 2002 is significantly affected by acquisitions in those years.

          Our net revenue for the three-month period ended March 31, 2003 was $53 million. Of that amount, revenue generated by our television segment accounted for 48%; revenue generated by our radio segment accounted for 31%; revenue generated by our outdoor segment accounted for 12%; and revenue generated by our publishing segment accounted for 9%.

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

          As a result of the acquisitions we consummated in recent years, approximately 83% of our total assets and 129% of our net assets are intangible. We periodically review our long-lived assets, including intangible assets and goodwill related to those acquisitions to determine potential impairment. To date, we have determined that no impairment of long-lived assets or goodwill exists. In making this determination, the assumptions about future cash flows on the assets under evaluation are critical. Some stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about increasing cash flows after conversion reflect management’s estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If these expected increases or sale proceeds are not realized, impairment losses may be recorded in the future.

          On January 28, 2003, we acquired five low-power television stations in Santa Barbara, California from Univision for an aggregate purchase price of approximately $2.5 million. On February 28, 2003, we acquired a low-power television station in Hartford, Connecticut for $50,000. We evaluated the transferred set of activities, assets, inputs and processes in each of these acquisitions and determined that the items excluded were significant and that each of these acquisitions was not considered a business.

          On January 15, 2003 we entered into a time brokerage agreement, or TBA, with Big City Radio, Inc., which allowed us to operate three radio stations in the greater Los Angeles market (our “2003 TBA Stations”) prior to our acquisition of those three stations. On April 16, 2003, we consummated our purchase of substantially all of the assets of the 2003 TBA Stations for $100 million in cash and 3,766,478 shares of our Class A common stock. For purposes of allocating the purchase price, the Class A common stock issued to Big City Radio will be valued at approximately $37.8 million.

          Univision currently owns approximately 31% of our common stock. In connection with its proposed merger with Hispanic Broadcasting Corporation, Univision announced in February 2003 that it had reached a tentative agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to sell enough of our stock so that its ownership of our company will not exceed 15% at the end of three years and 10% at the end of six years.

          Univision’s agreement with DOJ also requires that it exchange all of the shares of our Class A and Class C common stock which it currently owns for shares of our new Series U preferred stock, which series we anticipate will have limited voting rights and will not include the right to elect directors. We also anticipate that the new Series U preferred stock will be mandatorily convertible into common stock, without any liquidation preference, when and if we create a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock. We believe that this exchange will occur in the near future. Univision’s agreement with DOJ will have no impact on our existing television station affiliation agreement with Univision.

Three-Month Period Ended March 31, 2003 and 2002 (Unaudited)

          The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2003 and 2002 (in thousands):

	Three-Month Period Ended March 31,

	2003	2002 As restated (Note 1)	% Change

Statement of Operations Data:
Net revenue	$53,028	$49,128	8%
Direct operating expenses	28,662	25,908	11%
Selling, general and administrative expenses	12,606	11,289	12%
Corporate expenses	2,426	3,423	(29)%
Depreciation and amortization	10,991	7,199	53%
Non-cash stock-based compensation	302	981	(69)%

Operating income (loss)	(1,959)	328	*
Interest expense, net	6,296	6,597	(5)%

Loss before income tax	(8,255)	(6,269)	32%
Income tax benefit	1,652	1,333	24%

Net loss before equity in losses of nonconsolidated affiliates	(6,603)	(4,936)	34%
Equity in net losses of nonconsolidated affiliates	(49)	(18)	172%

Net loss	$(6,652)	$(4,954)	34%

Other Data:
Broadcast cash flow	$11,760	$11,931	(1)%
EBITDA as adjusted (adjusted for non-cash stock-based compensation)	$9,334	$8,508	10%
Cash flows provided by operating activities	$1,230	$9,586	(87)%
Cash flows used in investing activities	$(6,009)	$(31,003)	(81)%
Cash flows provided by financing activities	$307	$21,669	(99)%
Capital expenditures and intangibles	$2,994	$5,688	(47)%

* Percentage not meaningful.

(1)

Broadcast cash flow means operating income (loss) before corporate expenses, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We that believe our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility as currently amended, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of total debt to operating cash flow having exceeded 6.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of total indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of total indebtedness to each of operating cash flow and consolidated cash flow as of March 31, 2003 and 2002 were 5.1 to 1 and 5.9 to 1, respectively.

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

The most directly comparable GAAP financial measure to each of broadcast cash flow and EBITDA as adjusted is net loss. A reconciliation of these non-GAAP measures to net loss follows:

	Three Months Ended March 31,

	2003	2002 As restated (Note 1)

Broadcast cash flow	$11,760	$11,931
Corporate expenses	2,426	3,423

EBITDA as adjusted	9,334	8,508
Non-cash stock-based compensation	302	981
Depreciation and amortization	10,991	7,199

Operating (loss) income	(1,959)	328
Interest expense	(6,311)	(6,655)
Interest income	15	58

Loss before income taxes	(8,255)	(6,269)
Income tax benefit	1,652	1,333

Net loss before equity in losses of nonconsolidated affiliates	(6,603)	(4,936)
Equity in losses of nonconsolidated affiliates	(49)	(18)

Net loss	$(6,652)	$(4,954)

Consolidated Operations

          Net Revenue. Net revenue increased to $53.0 million for the three-month period ended March 31, 2003 from $49.1 million for the three-month period ended March 31, 2002, an increase of $3.9 million. The overall increase was primarily attributable to our television and radio segments, which together accounted for $3.0 million of the increase. The increase from these segments was attributable to increased advertising sold (referred to as “inventory” in our industry), increased rates for that inventory, new revenue associated with our 2003 TBA Stations and increased revenue due to a full three months of operations of our 2002 acquisitions. The overall increase in net revenue was also partially attributable to our increased outdoor and publishing revenue, which together accounted for $0.9 million of the overall increase.

          We currently anticipate that a full year of operations from our 2002 and 2003 acquisitions will contribute to an overall increase in our net revenue for 2003. We also currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to increase our rates, resulting in continued increases in net revenue in future periods.

          Direct Operating Expenses. Direct operating expenses increased to $28.7 million for the three-month period ended March 31, 2003 from $25.9 million for the three-month period ended March 31, 2002, an increase of $2.8 million. The overall increase was primarily attributable to our television and radio segments, which together accounted for $2.0 million of the increase. The increase from these segments was attributable to an increase in national representation fees, an increase in ratings services expenses, new expense associated with our 2003 TBA Stations and a full three months of operations of our 2002 acquisitions. The overall increase in direct operating expenses was also partially attributable to our outdoor and publishing segments, which together accounted for $0.8 million of the overall increase. As a percentage of net revenue, direct operating expenses were 54% for the three-month period ended March 31, 2003 and 53% for the three-month period ended March 31, 2002. Direct operating expenses as a percentage of net revenue increased due to our new 2003 TBA Stations and our 2002 acquisitions, which had fixed operating expenses with minimal start-up revenue.

          We currently anticipate that, as our net revenue increases in future periods, our direct operating expenses correspondingly will continue to increase. However, we expect that net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will decrease in future periods.

          Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to $12.6 million for the three-month period ended March 31, 2003 from $11.3 million for the three-month period ended March 31, 2002, an increase of $1.3 million. The overall increase was primarily attributable to our television and radio segments, which together accounted for $1.2 million of the increase. The increase from these segments was attributable to an increase in insurance costs, new expenses associated with our 2003 TBA Stations and a full three months of operations of our 2002 acquisitions. As a percentage of net revenue, selling, general and administrative expenses were 24% for the three-month period ended March 31, 2003 and 23% for the three-month period ended March 31, 2002. Selling, general and administrative expenses as a percentage of net revenue increased due to increased insurance costs, new expenses associated with our 2003 TBA Stations and a full three months of expenses of our 2002 acquisitions.

          On a long-term basis, although we currently anticipate that selling, general and administrative expenses will increase in future periods, we expect that net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will decrease in future periods. On a short-term basis, we currently anticipate incurring additional expenses in and after the third quarter of 2003 in connection with the relocation of our Radio Division to Los Angeles from Campbell, California, including expenses associated with any inability to sublease our existing space in Campbell during the six years currently remaining on that lease.

          Corporate Expenses. Corporate expenses decreased to $2.4 million for the three-month period ended March 31, 2003 from $3.4 million for the three-month period ended March 31, 2002, a decrease of $1.0 million. The decrease was primarily attributable to a $1.5 million reimbursement from Univision for legal and other costs associated with the third-party information request that we received in connection with the proposed merger between Univision and Hispanic Broadcasting Corporation. Approximately $0.6 million of the reimbursement was attributable to out-of-pocket expenses incurred with third-party service providers in 2002. This decrease was partially offset by increased insurance costs and accounting expenses. As a percentage of net revenue, corporate expenses decreased to 5% for the three-month period ended March 31, 2003 from 7% for the three-month period ended March 31, 2002. Excluding the Univision reimbursement, corporate expenses as a percentage of net revenue remained unchanged at 7% for each of the three-month periods ended March 31, 2003 and 2002.

          We currently anticipate that corporate expenses will increase in future periods, primarily due to increased insurance costs. Nevertheless, we expect that these increases will be outpaced by net revenue increases such that corporate expenses as a percentage of net revenue will decrease in future periods.

          Depreciation and Amortization. Depreciation and amortization increased to $11.0 million for the three-month period ended March 31, 2003 from $7.2 million for the three-month period ended March 31, 2002, an increase of $3.8 million. This increase was primarily due to increased amortization of $3.2 million in our outdoor segment as a result of management revising downward its estimate of the remaining useful life of the outdoor segment’s customer base intangible from 13 years to eight years effective October 1, 2002.

          Non-Cash Stock-Based Compensation. Non-cash stock-based compensation decreased to $0.3 million for the three-month period ended March 31, 2003 from $1.0 million for the three-month period ended March 31, 2002, a decrease of $0.7 million. Non-cash stock-based compensation consists primarily of compensation expense relating to restricted and unrestricted stock awards granted to our employees during the second quarter of 2000.

          Operating Income (Loss). As a result of the above factors, we had an operating loss of $2.0 million for the three-month period ended March 31, 2003, compared to operating income of $0.3 million for the three-month period ended March 31, 2002. The change to operating loss was primarily due to the additional amortization expense in our outdoor segment.

          Interest Expense, Net. Interest expense decreased to $6.3 million for the three-month period ended March 31, 2003 from $6.6 million for the three-month period ended March 31, 2002, a decrease of $0.3 million. We incurred a $2.7 million write-down of deferred debt issue costs upon the early payment of approximately $200 million of debt in March 2002. Borrowings and interest rates on our average debt outstanding were each higher in

2003 than in 2002. We anticipate that interest expense will increase in future periods due to our borrowing of an additional $100 million under our bank credit facility on April 16, 2003 to fund the cash portion of the purchase price for the three radio stations we acquired from Big City Radio.

          Income Tax Benefit. Our expected tax benefit is based on the estimated effective tax rate for the full year 2003. We currently have approximately $104 million in net operating loss carryforwards expiring through 2022 that we expect will be utilized prior to their expiration.

          Net Loss. Net loss increased to $6.7 million for the three-month period ended March 31, 2003 from $5.0 million for the three-month period ended March 31, 2002, an increase of $1.7 million. This increase was primarily attributable to the additional amortization expense in our outdoor segment.

Segment Operations

     Television

          Net Revenue. Net revenue in our television segment increased to $25.5 million for the three-month period ended March 31, 2003 from $24.0 million for the three-month period ended March 31, 2002, an increase of $1.5 million. Of the overall increase, $1.4 million was attributable to our Univision stations and $0.1 million was attributable to our TeleFutura stations. The increase was primarily attributable to an increase in national advertising sales due to a combination of an increase in rates and inventory sold.

          Direct Operating Expenses. Direct operating expenses in our television segment increased to $11.8 million for the three-month period ended March 31, 2003 from $11.2 million for the three-month period ended March 31, 2002, an increase of $0.6 million. The increase was primarily attributable to an increase in national representation fees associated with the increase in net revenue, an increase in the cost of ratings services and an increase in news costs due to additional newscasts in the San Diego and Orlando markets.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.8 million for the three-month period ended March 31, 2003 from $5.1 million for the three-month period ended March 31, 2002, an increase of $0.7 million. The increase was primarily attributable to an increase in insurance costs and expenses associated with our TeleFutura affiliates.

     Radio

           Net Revenue. Net revenue in our radio segment increased to $16.3 million for the three-month period ended March 31, 2003 from $14.8 million for the three-month period ended March 31, 2002, an increase of $1.5 million. The increase was primarily attributable to a combination of an increase in rates and inventory sold by our national radio sales representative – Lotus/Entravision Reps LLC, a joint venture we entered into in August 2001 with Lotus Hispanic Reps Corp. – as well as new revenue associated with our 2003 TBA Stations and a full three months of operations of our 2002 acquisitions.

          Direct Operating Expenses. Direct operating expenses in our radio segment increased to $7.8 million for the three-month period ended March 31, 2003 from $6.5 million for the three-month period ended March 31, 2002, an increase of $1.3 million. The increase was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, new expenses associated with our 2003 TBA Stations and a full three months of operations of our 2002 acquisitions.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $5.0 million for the three-month period ended March 31, 2003 from $4.4 million for the three-month period ended March 31, 2002, an increase of $0.6 million. The increase was primarily attributable to an increase in insurance costs, new expenses associated with our 2003 TBA Stations and a full three months of operations of our 2002 acquisitions.

     Outdoor

          Net Revenue. Net revenue from our outdoor segment increased to $6.5 million for the three-month period ended March 31, 2003 from $5.7 million for the three-month period ended March 31, 2002, an increase of $0.8 million. The increase was primarily attributable to an increase in national advertising sales due to a combination of an increase in rates and inventory sold.

          We currently anticipate that, as the U.S. economy and the advertising markets gradually recover from the economic downturn, net revenues in our outdoor segment will continue to increase moderately in future periods. We have seen signs of recovery in our outdoor advertising markets, as both rates and inventory sold increased in the last six months of 2002 and the first three months of 2003.

          Direct Operating Expenses. Direct operating expenses from our outdoor segment increased to $4.9 million for the three-month period ended March 31, 2003 from $4.7 million for the three-month period ended March 31, 2002, an increase of $0.2 million. The increase was primarily attributable to higher installation costs as a result of increased sales.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses from our outdoor segment increased to $1.1 million for the three-month period ended March 31, 2003 from $0.9 million for the three-month period ended March 31, 2002, an increase of $0.2 million. The increase was primarily attributable to higher sales commissions associated with the increase in net revenue.

     Publishing

          Net Revenue. Net revenue in our publishing segment increased to $4.8 million for the three-month period ended March 31, 2003 from $4.6 million for the three-month period ended March 31, 2002, an increase of $0.2 million. The increase was primarily attributable to greater supplemental insert revenue from national retailers and sponsorship revenue related to the 90th anniversary of the newspaper.

          Direct Operating Expenses. Direct operating expenses in our publishing segment increased to $4.1 million for the three-month period ended March 31, 2003 from $3.5 million for the three-month period ended March 31, 2002, an increase of $0.6 million. The increase was primarily attributable to an increase in insurance expenses, an increase in distribution expenses, an increase in expenses for the 90th anniversary of the newspaper and higher news expenses associated with coverage of the war with Iraq.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses in our publishing segment were $0.8 million for each of the three-month periods ended March 31, 2003 and 2002.

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

     Bank Credit Facility

          Our primary sources of liquidity are cash provided by operations and available borrowings under our bank credit facility. We have a $400 million bank credit facility, expiring in 2007, comprised of a $250 million revolving facility and a $150 million uncommitted loan facility. The original $250 million amount of the revolving facility is subject to an automatic quarterly reduction, and had been reduced to $231 million as of March 31, 2003. Our ability to make additional borrowings under the bank credit facility is subject to compliance with certain financial ratios and other conditions set forth in the bank credit facility.

          Our bank credit facility is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including our consolidated special purpose subsidiaries formed to hold our Federal Communications Commission, or FCC, licenses.

          In connection with the issuance of our senior subordinated notes, we amended our bank credit facility to conform to certain provisions in the indenture governing our senior subordinated notes. On April 16, 2003, we further amended our bank credit facility in connection with our acquisition of three radio stations from Big City Radio to, among other things, specifically contemplate that transaction, adjust upward the existing covenants relating to maximum total debt ratio and remove the existing cap on the incurrence of subordinated indebtedness.

          The revolving facility bears interest at LIBOR (1.30% at March 31, 2003) plus a margin ranging from 0.875% to 3.25% based on our leverage. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. As of March 31, 2003, $66 million was outstanding under our bank credit facility and $165 million was available for future borrowings. On April 16, 2003, we drew an additional $100 million under the bank credit facility to fund the cash portion of the purchase price for the three radio stations we acquired from Big City Radio.

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

     Debt and Equity Financing

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

          On April 16, 2003, we issued 3,766,478 shares of our Class A common stock as a portion of the purchase price for the three radio stations we acquired from Big City Radio.

     Broadcast Cash Flow and EBITDA as Adjusted

          Broadcast cash flow decreased to $11.8 million for the three-month period ended March 31, 2003 from $11.9 million for the three-month period ended March 31, 2002, a decrease of $0.1 million, or 1%. As a percentage of net revenue, broadcast cash flow was 22% for the three-month period ended March 31, 2003 and 24% for the three-month period ended March 31, 2002.

          We currently anticipate that broadcast cash flow will increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will outpace the increases in direct operating and selling, general and administrative expenses.

          EBITDA as adjusted increased to $9.3 million for the three-month period ended March 31, 2003 from $8.5 million for the three-month period ended March 31, 2002, an increase of $0.8 million, or 10%. As a percentage of net revenue, EBITDA as adjusted was 18% for the three-month period ended March 31, 2003 and 17% for the three-month period ended March 31, 2002.

          We currently anticipate that EBITDA as adjusted will increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will outpace the increases in direct operating and selling, general and administrative and corporate expenses.

           Broadcast cash flow means operating income (loss) before corporate expenses, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We that believe our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

          Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility as currently amended, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of total debt to operating cash flow having exceeded 6.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of total indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of total indebtedness to each of operating cash flow and consolidated cash flow as of March 31, 2003 and 2002 were 5.1 to 1 and 5.9 to 1, respectively.

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

          For a reconciliation of each of broadcast cash flow and EBITDA as adjusted to net loss, their most directly comparable GAAP financial measure, please see pages 20-21.

     Cash Flow

          Net cash flow provided by operating activities decreased to $1.2 million for the three-month period ended March 31, 2003, from $9.6 million for the three-month period ended March 31, 2002.

          Net cash flow used in investing activities decreased to $6.0 million for the three-month period ended March 31, 2003 from $31.0 million for the three-month period ended March 31, 2002. During the three-month period ended March 31, 2003, we acquired media properties for a total of $2.5 million, consisting of five low-power television stations in Santa Barbara, California and one low-power television station in Hartford, Connecticut. We made net capital expenditures of $2.9 million and a fully refundable deposit of $0.5 million in connection with the making of a bid for a radio station in Dallas, Texas.

          Net cash flow from financing activities decreased to $0.3 million for the three-month period ended March 31, 2003 from $21.7 million for the three-month period ended March 31, 2002. During the three-month period ended March 31, 2003, we received net proceeds of $0.4 million from the exercise of stock options issued under our 2000 Omnibus Equity Incentive Plan and from the sale of shares issued under our 2001 Employee Stock Purchase Plan, or  the Employee Stock Purchase Plan. We made payments on long-term liabilities in the amount of $0.1 million.

          During the remainder of 2003, we anticipate that our capital expenditures will be approximately $14.6 million, including approximately $1.6 million in digital television capital expenditures. We anticipate paying for these capital expenditures out of net cash flow from operations.

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

          Our material contractual obligations at March 31, 2003 are as follows (in thousands):

	Payments Due by Period

Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Senior subordinated notes	$225,000	$—	$—	$—	$225,000
Series A preferred stock (1)	143,482	—	—	143,482	—
Bank credit facility and other borrowings	80,842	1,400	2,800	12,700	63,942
Media research and ratings providers (2)	20,546	5,679	11,739	3,128	—
Operating leases (2)(3)	78,700	9,300	18,000	14,600	36,800

Total contractual obligations	$548,570	$16,379	$32,539	$173,910	$325,742

(1)	Please see “Series A Mandatorily Redeemable Convertible Preferred Stock” above.
(2)

Operating leases includes amounts committed for a lease entered into as of March 12, 2003, for office space in Los Angeles to accommodate the anticipated relocation of the Radio Division’s headquarters from Campbell, California in the fourth quarter of 2003. Otherwise, the amounts committed for media research and ratings providers and for operating leases are as of December 31, 2002.

(3)	Does not include month-to-month leases.

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

          On April 4, 2001, our Board of Directors adopted the Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject

to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. The first offering period under the Employee Stock Purchase Plan commenced on August 15, 2001 and concluded on February 14, 2002. The second offering period commenced February 15, 2002 and concluded on August 14, 2002. As of December 31, 2002, approximately 93,900 shares were purchased under the Employee Stock Purchase Plan. The third offering period commenced August 15, 2002 and concluded on February 14, 2003. As of March 31, 2003, approximately 166,398 shares were purchased under the Employee Stock Purchase Plan.

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

Interest Rates

          Our revolving facility loan bears interest at a variable rate at LIBOR (1.3% as of March 31, 2003) plus a margin ranging from 0.875% to 3.25% based on our leverage. As of March 31, 2003, we had $66 million of variable rate bank debt outstanding. Our bank credit facility requires us to maintain interest rate swap agreements for at least two years when our total debt ratio is greater than 4.5 to 1. Effective March 31, 2003, we entered into a no-fee interest rate swap agreement covering 50% of the outstanding balance under our bank credit facility. This agreement provides for a LIBOR-based rate floor of 1% and rate ceiling of 6% for up to $82.5 million of the outstanding amount under our bank credit facility. The agreement terminates on March 31, 2005. Because this portion of our long-term debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates.

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

The following exhibits are attached hereto and filed herewith:

10.1

Third Amendment to Credit Agreement, dated as of April 16, 2003, among Entravision Communications Corporation, the Lenders (as defined therein), Union Bank of California, N.A., Credit Suisse First Boston, The Bank of Nova Scotia and Fleet National Bank.

	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

(b)	Reports on Form 8-K

We filed no Current Reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

	By:	/s/ JOHN F. DELORENZO

John F. DeLorenzo Executive Vice President, Treasurer and Chief Financial Officer

Dated: May 9, 2003

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

May 9, 2003

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

May 9, 2003

/s/ JOHN F. DE LORENZO

John F. DeLorenzo Chief Financial Officer