Form 10-Q
period 2003-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2003-08-14
CIK 1109116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________TO ___________

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

YES  ☒    NO  ☐

         As of August 8, 2003, there were 74,310,236 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 21,983,392 shares, $0.0001 par value per share, of the registrant’s Class C common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)	Reclassified (Note 1)
ASSETS
Current assets
Cash and cash equivalents	$9,017	$12,201
Trade receivables (including related parties of $253 and $443), net of allowance for doubtful accounts of $4,134 and $3,728	51,800	49,022
Assets held for sale	4,310	4,482
Prepaid expenses and other current assets (including related parties of $1,083 and $1,014)	5,540	4,928
Deferred taxes	4,000	4,000

Total current assets	74,667	74,633
Property and equipment, net	177,541	180,835
Intangible assets subject to amortization, net	159,445	167,365
Intangible assets not subject to amortization, net	888,024	749,510
Goodwill	379,543	379,545
Other assets (including related parties of $349 and $340 and deposits on acquisitions of $0 and $1,000)	20,151	21,593

	$1,699,371	$1,573,481

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$1,357	$1,376
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $2,486 and $1,952)	27,237	25,863
Liabilities held for assignment	3,478	3,378

Total current liabilities	32,190	30,735
Notes payable, less current maturities	397,121	304,502
Other long-term liabilities	108	93
Deferred taxes	119,987	122,187

Total liabilities	549,406	457,517

Commitments and contingencies
Series A mandatorily redeemable convertible preferred stock, $0.0001 par value, 11,000,000 shares authorized; shares issued and outstanding 2003 and 2002 5,865,102 (liquidation value of $114,209 and $109,553)	106,443	100,921

Stockholders’ equity
Preferred stock, $0.0001 par value, 39,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2003 74,303,139; 2002 70,450,367	7	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2003 and 2002 27,678,533	3	3
Class C common stock, $0.0001 par value, 25,000,000 shares authorized; shares issued and outstanding 2003 and 2002 21,983,392	2	2
Additional paid-in capital	1,182,419	1,143,782
Deferred compensation	—	(846)
Accumulated deficit	(138,909)	(127,905)

	1,043,522	1,015,043
Treasury stock, Class A common stock, $0.0001 par value, 2003 and 2002 5,101 shares	—	—

Total stockholders’ equity	1,043,522	1,015,043

	$1,699,371	$1,573,481

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2003	2002 As restated (Note 1)	2003	2002 As restated (Note 1)
Net revenue (including related parties of $375, $246, $678 and $470)	$64,148	$57,017	$112,418	$101,565

Expenses:
Direct operating expenses (including related parties of $3,892, $2,007, $6,190 and $3,626)	27,077	25,010	51,642	47,375
Selling, general and administrative expenses	12,360	12,244	24,177	22,727
Corporate expenses (including related party reimbursements of $500, $0, $2,000 and $0) (Note 2)	3,701	3,437	6,126	6,860
Non-cash stock-based compensation (includes direct operating of $45, $74, $113 and $150; selling, general and administrative of $60, $99, $149 and $198; and corporate of $741, $448, $887 and $1,254)	846	621	1,149	1,602
Depreciation and amortization (includes direct operating of $9,297, $6,658, $18,371 and $12,090; selling, general and administrative of $1,286, $1,331, $2,720 and $2,649; and corporate of $383, $328, $730 and $642)	10,966	8,317	21,821	15,381

	54,950	49,629	104,915	93,945

Operating income	9,198	7,388	7,503	7,620
Interest expense	(7,112)	(5,973)	(13,422)	(12,626)
Loss on sale of assets	—	(358)	—	(358)
Interest income	14	67	29	125

Income (loss) before income taxes	2,100	1,124	(5,890)	(5,239)
Income tax benefit (expense)	(1,183)	(5,863)	470	(4,523)

Net income (loss) before equity in net earnings of nonconsolidated affiliates	917	(4,739)	(5,420)	(9,762)
Equity in net earnings of nonconsolidated affiliates	260	18	211	—

Net income (loss) before discontinued operations	1,177	(4,721)	(5,209)	(9,762)
Income (loss) from discontinued operations, net of tax $8, $8, $15 and $15 (Note 1)	(1)	365	(272)	452

Net income (loss)	1,176	(4,356)	(5,481)	(9,310)
Accretion of preferred stock redemption value	(2,799)	(2,515)	(5,523)	(4,964)

Net loss applicable to common stock	$(1,623)	$(6,871)	$(11,004)	$(14,274)

Net loss per share from continuing operations	$(0.01)	$(0.06)	$(0.09)	$(0.12)
Net loss per share from discontinued operations	—	—	—	—

Net loss per share, basic and diluted	$(0.01)	$(0.06)	$(0.09)	$(0.12)

Weighted average common shares outstanding, basic and diluted	123,235,021	119,471,433	121,619,853	118,581,890

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six-Month Period Ended June 30,
	2003	2002 As restated (Note 1)
Cash flows from operating activities:
Net loss	$(5,481)	$(9,310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,821	15,381
Deferred income taxes	(1,500)	3,326
Amortization of debt issue costs	1,050	3,860
Amortization of syndication contracts	325	314
Equity in net earnings of nonconsolidated affiliates	(211)	—
Non-cash stock-based compensation	1,149	1,602
Loss on sale of media properties and other assets	58	487
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(3,210)	(6,843)
Increase in prepaid expenses and other assets	(799)	(1,975)
Increase in accounts payable, accrued expenses and other liabilities	858	9,180
Effect of discontinued operations	272	(452)

Net cash provided by operating activities	14,332	15,570

Cash flows from investing activities:
Proceeds from disposal of equipment	4	16
Purchases of property and equipment and intangibles	(110,077)	(78,462)
Cash deposits and purchase price on acquisitions	—	(1,750)

Net cash used in investing activities	(110,073)	(80,196)

Cash flows from financing activities:
Proceeds from issuance of common stock	548	2,831
Principal payments on notes payable	(7,450)	(200,173)
Proceeds from borrowing on notes payable	100,000	260,011
Payments of deferred debt and offering costs	(541)	(7,853)

Net cash provided by financing activities	92,557	54,816

Net decrease in cash and cash equivalents	(3,184)	(9,810)
Cash and cash equivalents:
Beginning	12,201	18,336

Ending	$9,017	$8,526

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$12,267	$4,245

Income taxes	$1,009	$568

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital lease obligations and included in accounts payable	$249	$241

Issuance of Class A common shares for:
Partial payment for Big City Radio stations	$37,785	—
Repayment of note payable and related accrued interest payable	—	$40,641

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

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

         The Company’s consolidated financial statements included herein reflect the following reclassifications and restatements, as discussed in further detail below:

•	the consolidated financial statements for the three- and six-month periods ended June 30, 2002 have been restated for reclassifications of intangible assets in accordance with SFAS No. 142;

•	certain reclassifications of expenses have been made in the consolidated financial statements for the three- and six-month periods ended June 30, 2002 to be consistent with the 2003 presentation with no effect on reported net loss or stockholders’ equity; and

•	the balance sheet information as of December 31, 2002 has been reclassified to be consistent with the 2003 treatment of the publishing segment as discontinued operations. The statements of operations information for the three- and six-month periods ended June 30, 2002 have been reclassified to present all results of the publishing segment’s operations as one amount in discontinued operations.

         Subsequent to the issuance of the Company’s September 30, 2002 condensed consolidated unaudited quarterly financial statements filed on Form 10-Q, management reevaluated and revised certain classifications of intangible assets and their respective estimated useful lives under SFAS No. 142, which was adopted effective January 1, 2002. As a result of the reclassifications, the Company’s unaudited interim financial information for each of the first three 2002 calendar quarters and the associated year-to-date amounts in those periods have been retroactively restated (1) to reclassify the radio network intangible asset totaling $160 million (previously considered by management to be a separately identifiable indefinite life intangible asset) to goodwill, net of the related deferred income taxes of $64 million, and (2) to reclassify its Univision network affiliation agreement intangible asset totaling $46.6 million (also previously considered by management to be a separately identifiable indefinite life intangible asset) to intangible assets subject to amortization. The latter reclassification resulted in additional amortization expense of approximately $583,000 and a related deferred tax benefit of approximately $233,000 for the Univision network affiliation agreement in each of the first three quarters of 2002. The change had no impact on cash flows provided by operations. These reclassifications and restatements were previously reported in Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain other items in the June 30, 2002 statements of operations have been reclassified in order to conform to the current period presentation, with no effect on reported net loss or stockholders’ equity.

         As a result of the Company’s decision to sell its publishing division, the Company’s consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations and publishing assets and liabilities as held for sale or assignment, as the case may be, in accordance with SFAS No. 144 (see Note 3).

         During the periods ended March 31, 2002 and June 30, 2002, the Company previously recorded transitional goodwill impairment charges to its outdoor reporting unit’s goodwill in connection with the adoption of SFAS No. 142 as a cumulative effect of a change in accounting principle. In the third quarter of 2002, the Company completed its determination of the fair value of the outdoor reporting unit’s assets and liabilities. It was then determined that the fair value of the outdoor reporting unit’s customer base intangible asset was less than initially estimated and significantly less than its carrying value. As a result, the implied fair value of the outdoor reporting unit’s goodwill exceeded the carrying value. Accordingly, the estimated impairment charge previously recorded was reversed to reflect no goodwill impairment charge and the unaudited quarterly results of operations for the periods ended June 30, 2002 have been retroactively restated.

2.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         Related Party

                 Univision currently owns approximately 28% of the Company’s common stock. In connection with Univision’s proposed merger with Hispanic Broadcasting Corporation, or HBC, Univision announced in February 2003 that it had reached a tentative agreement with the U.S. Department of Justice pursuant to which Univision agreed, among other things, to sell enough of the Company’s stock so that its ownership of the Company will not exceed 15% at the end of three years and 10% at the end of six years.

                 The Company received reimbursements from Univision in connection with Univision’s proposed merger with HBC in amounts of $0.5 million and $2.0 million for the three- and six-month periods ended June 30, 2003, respectively.

         Stock-based Compensation

                Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be issued at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

                The following table illustrates the effect on net loss and loss per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three- and six-month periods ended June 30, 2003 and 2002 (unaudited; in thousands, except per share data):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2003	2002 As restated (Note 1)	2003	2002 As restated (Note 1)
Net loss applicable to common stockholders
As reported	$(1,623)	$(6,871)	$(11,004)	$(14,274)
Add total stock-based compensation expense charged to income, net of related tax effect	846	621	1,149	1,602
Deduct total stock-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(3,756)	(2,825)	(6,137)	(5,563)

Pro forma, net loss per share applicable to common stockholders	$(4,533)	$(9,075)	$(15,992)	$(18,235)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.01)	$(0.06)	$(0.09)	$(0.12)

Pro forma	$(0.04)	$(0.08)	$(0.13)	$(0.15)

              The Company granted 1,737,092 stock options for employees and directors and 35,000 stock options for non-employees during the six-month period ended June 30, 2003. These stock options have an average exercise price of $6.81 and an average fair value of $4.41.

         Loss Per Share

              Basic loss per share is computed as net loss less accretion of the discount on Series A mandatorily redeemable convertible preferred stock divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding is reduced by 94,197 and 126,290 shares for the three- and six-month periods ended June 30, 2003, respectively, which are unvested stock grants subject to repurchase. Diluted loss per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

              For the three- and six-month periods ended June 30, 2003 and 2002, all dilutive securities have been excluded from dilutive loss per share, as their inclusion would have had an antidilutive effect on loss per share. For the three- and six-month periods ended June 30, 2003, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted loss per share if their effect was not antidilutive are as follows: the common stock equivalent effect of outstanding stock options, and 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock.

         Pending Accounting Pronouncement

              The Financial Accounting Standards Board has issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities on the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense on the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized or, if recognized, were reported on the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income.

              The Company is required to apply Statement No. 150 for the period beginning on July 1, 2003. The Company has mandatorily redeemable convertible preferred stock issued and outstanding that will continue to be reported as mezzanine equity when Statement No. 150 is applied, as those instruments are convertible up to the date of maturity. The Company does not expect the application of Statement No. 150 to have any effect on its consolidated financial statements.

         Acquisitions of Assets

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

              On January 15, 2003 the Company entered into a time brokerage agreement with Big City Radio, Inc. to operate three radio stations in the greater Los Angeles area prior to the acquisition of those three stations. On April 16, 2003, the Company consummated the purchase of substantially all of the assets of those three stations for $100 million in cash and 3,766,478 shares of Class A common stock. The value of the common stock was based on a five-day average closing price around the announcement date of the acquisition.

              In connection with the above acquisitions consummated during the six-month period ended June 30, 2003, the Company acquired $138.5 million in FCC licenses, which are classified as intangible assets not subject to amortization. None of these acquisitions was considered a business.

              The composition of the Company’s intangible assets and the associated accumulated amortization as of June 30, 2003 and December 31, 2002 is as follows (in thousands):

		June 30, 2003			December 31, 2002
		(unaudited)			(reclassified)
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	19	$62,591	$19,666	$42,925	$62,591	$18,513	$44,078
Customer base	8	136,652	31,365	105,287	136,652	23,845	112,807
Other	11	40,540	29,297	11,243	38,692	28,212	10,480

Total intangible assets subject to amortization		$239,783	$80,328	$159,445	$237,935	$70,570	$167,365

Intangible assets not subject to amortization:
FCC licenses				$847,226			$708,712
Time brokerage agreements				40,798			40,798

Total intangible assets not subject to amortization				888,024			749,510

Total intangible assets				$1,047,469			$916,875

3.   DISCONTINUED OPERATIONS AND SUBSEQUENT EVENT

         Discontinued Operations

              On July 3, 2003, the Company sold substantially all of the assets and certain specified liabilities related to its publishing segment to CPK NYC, LLC for aggregate consideration of approximately $19.9 million. In the sale, the Company received $18.0 million in cash and an unsecured, subordinated promissory note in the principal amount of $1.9 million. The note bears interest at a rate of 8.0% per annum compounded annually, and all principal and accrued interest on the note are due and payable on July 3, 2008.

              As a result of the Company’s decision to sell its publishing division, the Company’s consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations and publishing assets and liabilities as held for sale or assignment, as the case may be, in accordance with SFAS No. 144.

              Summarized financial information for the discontinued publishing operations is as follows (in thousands):

BALANCE SHEET DATA:

	June 30, 2003	December 31, 2002
	(Unaudited)
Property and equipment, net	$284	$357
Favorable lease rights subject to amortization	3,696	3,889
Other assets	330	236

Other liabilities	3,478	3,378

STATEMENTS OF OPERATIONS DATA (unaudited):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2003	2002	2003	2002
Net revenue	$4,871	$5,087	$9,516	$9,593
Net income (loss) from discontinued operations	(1)	365	(272)	452

         Subsequent Event

              On July 25, 2003, the Company acquired a construction permit to build a low-power television station in the San Diego, California market for $1.8 million.

4.   SEGMENT INFORMATION

              Following the Company’s disposition of its publishing operations on July 3, 2003 (see Note 3 above), the Company now operates in three reportable segments:  television broadcasting, radio broadcasting and outdoor advertising.

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

       Outdoor Advertising

                    The Company owns approximately 11,400 outdoor advertising faces located primarily in Los Angeles and New York.

                    Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There were no significant sources of revenue generated outside the United States during the three-and six-month periods ended June 30, 2003 and 2002. The Company evaluates the performance of its operating segments based on the following (unaudited, in thousands):

	Three-Month Period Ended June 30,		% Change	Six-Month Period Ended June 30,		% Change
	2003	2002 As restated (Note 1)		2003	2002 As restated (Note 1)
Net revenue
Television	$32,368	$29,225	11%	$57,847	$53,246	9%
Radio	23,478	20,357	15%	39,737	35,145	13%
Outdoor	8,302	7,435	12%	14,834	13,174	13%

Consolidated	64,148	57,017	13%	112,418	101,565	11%

Direct operating expenses
Television	12,632	12,211	3%	24,463	23,375	5%
Radio	9,134	7,749	18%	16,933	14,253	19%
Outdoor	5,311	5,050	5%	10,246	9,747	5%

Consolidated	27,077	25,010	8%	51,642	47,375	9%

Selling, general and administrative expenses
Television	5,736	4,843	18%	11,534	9,992	15%
Radio	5,521	6,369	(13)%	10,477	10,756	(3)%
Outdoor	1,103	1,032	7%	2,166	1,979	9%

Consolidated	12,360	12,244	1%	24,177	22,727	6%

Depreciation and amortization
Television	3,666	3,713	(1)%	7,471	7,193	4%
Radio	1,938	1,652	17%	3,759	3,149	19%
Outdoor (1)	5,362	2,952	82%	10,591	5,039	110%

Consolidated	10,966	8,317	32%	21,821	15,381	42%

Segment operating profit (loss)
Television	10,334	8,458	22%	14,379	12,686	13%
Radio	6,885	4,587	50%	8,568	6,987	23%
Outdoor	(3,474)	(1,599)	117%	(8,169)	(3,591)	127%

Consolidated	13,745	11,446	20%	14,788	16,082	(8)%

Corporate expenses	3,701	3,437	8%	6,126	6,860	(11)%
Non-cash stock-based compensation	846	621	36%	1,149	1,602	(28)%

Operating income	$9,198	$7,388	24%	$7,503	$7,620	(2)%

Capital expenditures
Television	$2,620	$5,309		$5,050	$9,349
Radio	2,583	2,678		3,407	4,565
Outdoor	201	94		274	451

Consolidated	$5,404	$8,081		$8,731	$14,365

Total assets (as of June 30)
Television	$390,665
Radio	1,058,641
Outdoor	245,755
Publishing	4,310

Consolidated	$1,699,371

(1)	Management revised downward its estimate of the remaining useful life of the outdoor reporting unit’s customer base intangible asset from 13 years to eight years effective October 1, 2002. The increase in amortization expense related to this change in estimate for the three- and six-month periods ended June 30, 2003 was $2.3 million and $5.4 million.

5.  LITIGATION

         The Company is subject to various outstanding claims and other legal proceedings that arose in the ordinary course of business. The Company is a party to three separate actions, none of which management believes is material, from plaintiffs seeking unspecified damages. Accruals have been made in the consolidated financial statements as necessary to provide for management’s best estimate of the probable liability associated with these actions. While the Company’s legal counsel cannot express an opinion on these matters, management believes that any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Overview

         We generate revenue from sales of national and local advertising time on television and radio stations and advertising on our outdoor advertising faces. Advertising rates are, in large part, based on each media’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and outdoor advertising services are provided. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commission expense to agencies on local, regional and national advertising. Our revenue reflects deductions from gross revenue for commissions to these agencies.

         As discussed further below, we sold our publishing operations on July 3, 2003. Following this disposition, we now operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising. As of June 30, 2003, we own and/or operate 42 primary television stations that are located primarily in the southwestern United States. We own and/or operate 58 radio stations (43 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 11,400 advertising faces located primarily in Los Angeles and New York. The comparability of our results between the three- and six-month periods ended June 30, 2003 and 2002 is significantly affected by acquisitions and dispositions in those periods.

         Our net revenue for the six-month period ended June 30, 2003 was $112 million. Of that amount, revenue generated by our television segment accounted for 52%, revenue generated by our radio segment accounted for 35% and revenue generated by our outdoor segment accounted for 13%.

         Several factors may adversely affect our performance in any given period. Seasonal revenue fluctuations are common in the broadcasting and outdoor advertising industries and are due primarily to variations in advertising expenditures by both local and national advertisers. Our business is also affected by general trends in the national economic environment, as well as economic changes in the local or regional markets in which we operate. The effects of the recent economic downturn could continue to affect adversely our advertising revenues, causing our operating income to be reduced.

         Our primary expenses are employee compensation, including commissions paid to our sales staffs and our national representative firms, marketing, promotion and selling, technical, local programming, engineering and general and administrative. Our local programming costs for television consist of costs related to producing local newscasts in most of our markets.

         As a result of the acquisitions we consummated in recent years, approximately 84% of our total assets and 137% of our net assets are intangible. We periodically review our long-lived assets, including intangible assets and goodwill related to those acquisitions to determine potential impairment. To date, we have determined that no impairment of long-lived assets or goodwill exists. In making this determination, the assumptions about future cash flows on the assets under evaluation are critical. Some stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about increasing cash flows after conversion reflect management’s estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If these expected increases or sale proceeds are not realized, impairment losses may be recorded in the future.

         On January 15, 2003 we entered into a time brokerage agreement with Big City Radio, Inc., which allowed us to operate three radio stations in the greater Los Angeles market prior to our acquisition of those three stations. On April 16, 2003, we consummated our purchase of substantially all of the assets of those three stations for $100 million in cash and 3,766,478 shares of our Class A common stock. For purposes of allocating the purchase price, the Class A common stock issued to Big City Radio was valued at approximately $37.8 million, based on a five-day average closing price around the announcement date of the acquisition. We evaluated the transferred set of activities, assets, inputs and processes from this acquisition and determined that the items excluded were significant and that this acquisition was not considered a business.

         On July 3, 2003, we sold substantially all of the assets and certain specified liabilities related to our publishing segment to CPK NYC, LLC for aggregate consideration of $19.9 million, consisting of $18.0 million in cash and an unsecured, subordinated five-year note in the principal amount of $1.9 million (see Note 3 to the consolidated financial statements). As a result of our decision to sell our publishing operations, our consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations and publishing assets and liabilities as held for sale or assignment, as the case may be, in accordance with SFAS No. 144.

         Univision currently owns approximately 28% of our common stock. In connection with its proposed merger with Hispanic Broadcasting Corporation, Univision announced in February 2003 that it had reached a tentative agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to sell enough of our stock so that its ownership of our company will not exceed 15% at the end of three years and 10% at the end of six years.

         Univision’s agreement with DOJ also requires that Univision exchange all of the shares of our Class A and Class C common stock which it currently owns for shares of a new Series U preferred stock which we intend to create. We anticipate that this Series U preferred stock will have limited voting rights and will not include the right to elect directors. We also anticipate that the new Series U preferred stock will be mandatorily convertible into common stock, without any liquidation preference, when and if we create a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock. We believe that this exchange will occur in the near future. Univision’s agreement with DOJ will have no impact on our existing television station affiliation agreement with Univision.

Three- and Six-Month Periods Ended June 30, 2003 and 2002 (Unaudited)

         The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2003 and 2002 (in thousands):

	Three-Month Period Ended June 30,			Six-Month Period Ended June 30,
	2003	2002 As restated	% Change	2003	2002 As restated	% Change
Statements of operations data:
Net revenue	$64,148	$57,017	13%	$112,418	$101,565	11%
Direct operating expenses	27,077	25,010	8%	51,642	47,375	9%
Selling, general and administrative expenses	12,360	12,244	1%	24,177	22,727	6%
Corporate expenses	3,701	3,437	8%	6,126	6,860	(11)%
Depreciation and amortization	10,966	8,317	32%	21,821	15,381	42%
Non-cash stock-based compensation	846	621	36%	1,149	1,602	(28)%

Operating income	9,198	7,388	24%	7,503	7,620	(2)%
Interest expense, net	(7,098)	(5,906)	20%	(13,393)	(12,501)	7%
Loss on sale of assets	—	(358)	*	—	(358)	*

Income (loss) before income tax	2,100	1,124	87%	(5,890)	(5,239)	12%
Income tax benefit (expense)	(1,183)	(5,863)	(80)%	470	(4,523)	*

Net income (loss) before equity in earnings of nonconsolidated affiliates	917	(4,739)	*	(5,420)	(9,762)	(44)%
Equity in net earnings of nonconsolidated affiliates	260	18	*	211	—	*

Net income (loss) before discontinued operations	1,177	(4,721)	*	(5,209)	(9,762)	(47)%
Income (loss) from discontinued operations	(1)	365	*	(272)	452	*

Net income (loss)	$1,176	$(4,356)	*	$(5,481)	$(9,310)	(41)%

Other Data:
Broadcast cash flow	$24,711	$19,763	25%	$36,599	$31,463	16%
EBITDA as adjusted (adjusted for non-cash stock-based compensation)	$21,010	$16,326	29%	$30,473	$24,603	24%
Cash flows provided by operating activities	$13,330	$6,006	122%	$14,332	$15,570	(8)%
Cash flows used in investing activities	$(104,069)	$(49,196)	112%	$(110,073)	$(80,916)	36%
Cash flows provided by financing activities	$92,241	$33,139	178%	$92,557	$54,816	69%
Capital expenditures and intangibles	$104,073	$47,449	119%	$110,077	$78,462	40%

 * Percentage not meaningful.

(1)	Broadcast cash flow means operating income (loss) before corporate expenses, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We that believe our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility as currently amended, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of total debt to operating cash flow having exceeded 6.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of total indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of total indebtedness to each of operating cash flow and consolidated cash flow as of June 30, 2003 and 2002 were 6.3 to 1 and 6.1 to 1, respectively.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. The most directly comparable GAAP financial measure to each of broadcast cash flow and EBITDA as adjusted is net income (loss). A reconciliation of these non-GAAP measures to net income (loss) follows (unaudited; in thousands):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2003	2002 As restated	2003	2002 As restated
Broadcast cash flow	$24,711	$19,763	$36,599	$31,463
Corporate expenses	3,701	3,437	6,126	6,860

EBITDA as adjusted	21,010	16,326	30,473	24,603
Non-cash stock-based compensation	846	621	1,149	1,602
Depreciation and amortization	10,966	8,317	21,821	15,381

Operating income	9,198	7,388	7,503	7,620
Interest expense	(7,112)	(5,973)	(13,422)	(12,626)
Interest income	14	67	29	125
Loss on sale of assets	—	(358)	—	(358)

Income (loss) before income taxes	2,100	1,124	(5,890)	(5,239)
Income tax benefit (expense)	(1,183)	(5,863)	470	(4,523)

Net income (loss) before equity in earnings of nonconsolidated affiliates	917	(4,739)	(5,420)	(9,762)
Equity in earnings of nonconsolidated affiliates	260	18	211	—

Net income (loss) before discontinued operations	1,177	(4,721)	(5,209)	(9,762)
Net income (loss) from discontinued operations	(1)	365	(272)	452

Net income (loss)	$1,176	$(4,356)	$(5,481)	$(9,310)

Consolidated Operations

         Net Revenue. Net revenue increased to $64.1 million for the three-month period ended June 30, 2003 from $57.0 million for the three-month period ended June 30, 2002, an increase of $7.1 million. The overall increase came primarily from our television and radio segments, which together accounted for $6.2 million of the increase. The increase from these segments was attributable to increased advertising sold (referred to as “inventory” in our industry), increased rates for that inventory, new revenue associated with our 2003 acquisitions and increased revenue due to a full three months of operations of our 2002 acquisitions. The overall increase in net revenue also came from an increase in outdoor revenue, which accounted for $0.9 million of the overall increase.

         Net revenue increased to $112.4 million for the six-month period ended June 30, 2003 from $101.6 million for the six-month period ended June 30, 2002, an increase of $10.8 million. The overall increase came primarily from our television and radio segments, which together accounted for $9.2 million of the increase. The increase from these segments was attributable to increased inventory sold, increased rates for that inventory, new revenue associated with our 2003 acquisitions and increased revenue due to a full six months of operations of our 2002 acquisitions. The overall increase in net revenue also came from an increase in outdoor revenue, which accounted for $1.6 million of the overall increase.

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

         Direct Operating Expenses. Direct operating expenses increased to $27.1 million for the three-month period ended June 30, 2003 from $25.0 million for the three-month period ended June 30, 2002, an increase of $2.1 million. The overall increase came primarily from our television and radio segments, which together accounted for $1.8 million of the increase. The increase from these segments was primarily attributable to an increase in national representation fees, an increase in ratings services expenses, new expense associated with our 2003 acquisitions and a full three months of operations of our 2002 acquisitions. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $0.3 million of the overall increase. As a percentage of net revenue, direct operating expenses decreased to 42% for the three-month period ended June 30, 2003 from 44% for the three-month period ended June 30, 2002. Direct operating expenses decreased as a percentage of net revenue because their increases were outpaced by higher increases in net revenue.

         Direct operating expenses increased to $51.6 million for the six-month period ended June 30, 2003 from $47.4 million for the six-month period ended June 30, 2002, an increase of $4.2 million. The overall increase came primarily from our television and radio segments, which together accounted for $3.7 million of the increase. The increase from these segments was primarily attributable to an increase in national representation fees, an increase in ratings services expenses, new expense associated with our 2003 acquisitions and a full six months of operations of our 2002 acquisitions. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $0.5 million of the overall increase. As a percentage of net revenue, direct operating expenses decreased to 46% for the six-month period ended June 30, 2003 from 47% for the six-month period ended June 30, 2002. Direct operating expenses decreased as a percentage of net revenue because their increases were outpaced by higher increases in net revenue.

         We currently anticipate that, as our net revenue increases in future periods, our direct operating expenses correspondingly will continue to increase. However, we expect that net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will continue to decrease in future periods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $12.4 million for the three-month period ended June 30, 2003 from $12.2 million for the three-month period ended June 30, 2002, an increase of $0.2 million. The overall increase was primarily attributable to an increase in insurance costs, new expenses associated with our 2003 acquisitions and a full three months of operations of our 2002 acquisitions. The increase was partially offset by the settlement of a contract dispute with our former radio national representation firm, Interep National Sales, Inc., which accounted for $1.6 million in 2002. As a percentage of net revenue, selling, general and administrative expenses decreased to 19% for the three-month period ended June 30, 2003 from 21% for the three-month period ended June 30, 2002. Selling, general and administrative expenses as a percentage of net revenue decreased due to the Interep settlement, which accounted for $1.6 million in 2002. Excluding the Interep settlement, selling, general and administrative expenses as a percentage of net revenue remained unchanged at 19% for the three-month periods ended June 30, 2003 and 2002.

         Selling, general and administrative expenses increased to $24.2 million for the six-month period ended June 30, 2003 from $22.7 million for the six-month period ended June 30, 2002, an increase of $1.5 million. The overall increase came primarily from our television and radio segments, which together accounted for $1.3 million of the increase. The increase from these segments was primarily attributable to an increase in insurance costs, new expenses associated with our 2003 acquisitions and a full six months of operations of our 2002 acquisitions. As a percentage of net revenue, selling, general and administrative expenses remained unchanged at 22% for the six-month periods ended June 30, 2003 and 2002. Excluding the Interep settlement, selling, general and administrative expenses as a percentage of net revenue increased to 22% for the six-month period ended June 30, 2003 from 21% for the six-month period ended June 30, 2002. The increase was primarily attributable to an increase in insurance costs and expenses associated with our TeleFutura stations.

         On a long-term basis, although we currently anticipate that selling, general and administrative expenses will increase in future periods, we expect that net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will decrease in future periods. On a short-term basis, we currently anticipate incurring additional expenses in and after the third quarter of 2003 in connection with the relocation of our Radio Division to Los Angeles from Campbell, California, including moving expenses, severance, write-off of leasehold improvements, if any, and any inability to sublease our existing space in Campbell during the six years currently remaining on that lease.

         Corporate Expenses. Corporate expenses increased to $3.7 million for the three-month period ended June 30, 2003 from $3.4 million for the three-month period ended June 30, 2002, an increase of $0.3 million. The increase was primarily attributable to increased insurance costs and bonuses associated with the increase in EBITDA as adjusted, partially offset by a $0.5 million reimbursement from Univision for legal and other costs associated with the third-party information request that we received in connection with the proposed merger between Univision and Hispanic Broadcasting Corporation. As a percentage of net revenue, corporate expenses remained unchanged at 6% for each of the three-month periods ended June 30, 2003 and 2002. Excluding the

Univision reimbursement (offset by current period Univision-related expenses), corporate expenses as a percentage of net revenue also remained unchanged at 6% for each of the three-month periods ended June 30, 2003 and 2002.

         Corporate expenses decreased to $6.1 million for the six-month period ended June 30, 2003 from $6.9 million for the six-month period ended June 30, 2002, a decrease of $0.8 million. The decrease was primarily attributable to a $2.0 million reimbursement from Univision for legal and other costs associated with the third-party information request that we received in connection with the proposed merger between Univision and Hispanic Broadcasting Corporation. Approximately $0.6 million of the reimbursement was attributable to out-of-pocket expenses incurred with third-party service providers in 2002. This decrease was partially offset by increased insurance costs and bonuses associated with the increase in EBITDA as adjusted. As a percentage of net revenue, corporate expenses decreased to 5% for the six-month period ended June 30, 2003 from 7% for the six-month period ended June 30, 2002. Excluding the Univision reimbursement (offset by current period Univision-related expenses), corporate expenses as a percentage of net revenue remained unchanged at 7% for each of the six-month periods ended June 30, 2003 and 2002.

         We currently anticipate that corporate expenses will increase in future periods, primarily due to increased insurance costs and higher accounting, legal and other costs associated with our compliance with the Sarbanes-Oxley Act of 2002. Nevertheless, we expect that these increases will be outpaced by net revenue increases such that corporate expenses as a percentage of net revenue will decrease in future periods.

         Depreciation and Amortization. Depreciation and amortization increased to $11.0 million for the three-month period ended June 30, 2003 from $8.3 million for the three-month period ended June 30, 2002, an increase of $2.7 million. This increase was primarily due to increased amortization of $2.3 million in our outdoor segment as a result of management revising downward its estimate of the remaining useful life of the outdoor segment’s customer base intangible from 13 years to eight years effective October 1, 2002.

         Depreciation and amortization increased to $21.8 million for the six-month period ended June 30, 2003 from $15.4 million for the six-month period ended June 30, 2002, an increase of $6.4 million. This increase was primarily due to increased amortization of $5.4 million in our outdoor segment as a result of management revising downward its estimate of the remaining useful life of the outdoor segment’s customer base intangible from 13 years to eight years effective October 1, 2002.

         Non-Cash Stock-Based Compensation. Non-cash stock-based compensation increased to $0.8 million for the three-month period ended June 30, 2003 from $0.6 million for the three-month period ended June 30, 2002, an increase of $0.2 million. Non-cash stock-based compensation decreased to $1.1 million for the six-month period ended June 30, 2003 from $1.6 million for the six-month period ended June 30, 2002, a decrease of $0.5 million. Non-cash stock-based compensation consists primarily of compensation expense relating to restricted and unrestricted stock awards granted to our employees during the second quarter of 2000 and stock options granted to non-employees. As of May 2003, all non-cash compensation expense related to restricted and unrestricted stock awards made to date has been fully recognized.

         Operating Income (Loss). As a result of the above factors, we had operating income of $9.2 million for the three-month period ended June 30, 2003, compared to operating income of $7.4 million for the three-month period ended June 30, 2002. The increase in operating income was primarily due to increased revenue, partially offset by increased direct operating expenses and increased amortization expenses in our outdoor segment.

         As a result of the above factors, we had operating income of $7.5 million for the six-month period ended June 30, 2003, compared to operating income of $7.6 million for the six-month period ended June 30, 2002. The decrease in operating income was primarily due to increased direct operating expenses and increased amortization expenses in our outdoor segment, partially offset by increased revenue.

         Interest Expense, Net. Interest expense increased to $7.1 million for the three-month period ended June 30, 2003 from $5.9 million for the three-month period ended June 30, 2002, an increase of $1.2 million. The increase was primarily attributable to $100 million of additional borrowings under our bank credit facility to fund the cash portion of the purchase price for the three radio stations we acquired from Big City Radio.

         Interest expense increased to $13.4 million for the six-month period ended June 30, 2003 from $12.6 million for the six-month period ended June 30, 2002, an increase of $0.8 million. The increase was primarily attributable to $100 million of additional borrowings under our bank credit facility to fund the cash portion of the purchase price for the three radio stations we acquired from Big City Radio.

         Income Tax Benefit (Expense). Our expected tax benefit (expense) is based on the estimated effective tax rate for the full year 2003. We currently have approximately $104 million in net operating loss carryforwards expiring through 2022 that we expect will be utilized prior to their expiration.

         Net Income (Loss).   Net income increased to $1.2 million for the three-month period ended June 30, 2003 from a net loss of $4.4 million for the three-month period ended June 30, 2002, an increase of $5.6 million. This increase was primarily attributable to the increase in net revenue.

         Net loss decreased to $5.5 million for the six-month period ended June 30, 2003 from $9.3 million for the six-month period ended June 30, 2002, a decrease of $3.8 million. This decrease was primarily attributable to the increase in net revenue.

Segment Operations

     Television

         Net Revenue.   Net revenue in our television segment increased to $32.4 million for the three-month period ended June 30, 2003 from $29.2 million for the three-month period ended June 30, 2002, an increase of $3.2 million. Of the overall increase, $3.0 million was attributable to our Univision stations, our TeleFutura stations remained unchanged and $0.2 million was attributable to our other stations. The overall increase was primarily attributable to an increase in national advertising sales due to a combination of an increase in rates and inventory sold.

         Net revenue increased to $57.8 million for the six-month period ended June 30, 2003 from $53.2 million for the six-month period ended June 30, 2002, an increase of $4.6 million. Of the overall increase, $4.3 million was attributable to our Univision stations, $0.1 million was attributable to our TeleFutura stations and $0.2 million was attributable to our other stations. The overall increase was primarily attributable to an increase in national advertising sales due to a combination of an increase in rates and inventory sold.

         Direct Operating Expenses.   Direct operating expenses in our television segment increased to $12.6 million for the three-month period ended June 30, 2003 from $12.2 million for the three-month period ended June 30, 2002, an increase of $0.4 million. The increase was primarily attributable to an increase in national representation fees associated with the increase in net revenue, an increase in the cost of ratings services and an increase in news costs due to the addition of newscasts in the San Diego, Orlando and Boston markets.

         Direct operating expenses increased to $24.5 million for the six-month period ended June 30, 2003 from $23.4 million for the six-month period ended June 30, 2002, an increase of $1.1 million. The increase was primarily attributable to an increase in national representation fees associated with the increase in net revenue, an increase in the cost of ratings services and an increase in news costs due to the addition of newscasts in the San Diego, Orlando and Boston markets.

         Selling, General and Administrative Expenses.   Selling, general and administrative expenses in our television segment increased to $5.7 million for the three-month period ended June 30, 2003 from $4.8 million for the three-month period ended June 30, 2002, an increase of $0.9 million. The increase was primarily attributable to an increase in insurance costs, expenses associated with our TeleFutura stations and expenses associated with our joint marketing and programming agreement with Grupo Televisa, S.A. de C.V. in San Diego.

         Selling, general and administrative expenses increased to $11.5 million for the six-month period ended June 30, 2003 from $10.0 million for the six-month period ended June 30, 2002, an increase of $1.5 million. The increase was primarily attributable to an increase in insurance costs and expenses associated with our TeleFutura stations.

     Radio

         Net Revenue.   Net revenue in our radio segment increased to $23.5 million for the three-month period ended June 30, 2003 from $20.4 million for the three-month period ended June 30, 2002, an increase of $3.1 million. The increase was primarily attributable to a combination of an increase in rates and inventory sold by our national radio sales representative – Lotus/Entravision Reps LLC, a joint venture we entered into in August 2001 with Lotus Hispanic Reps Corp. – as well as new revenue associated with our 2003 acquisitions and a full three months of operations of our 2002 acquisitions.

         Net revenue increased to $39.7 million for the six-month period ended June 30, 2003 from $35.1 million for the six-month period ended June 30, 2002, an increase of $4.6 million. The increase was primarily attributable to a combination of an increase in rates and inventory sold by Lotus/Entravision Reps LLC, as well as new revenue associated with our 2003 acquisitions and a full six months of operations of our 2002 acquisitions.

         Direct Operating Expenses.   Direct operating expenses in our radio segment increased to $9.1 million for the three-month period ended June 30, 2003 from $7.7 million for the three-month period ended June 30, 2002, an increase of $1.4 million. The increase was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, new expenses associated with our 2003 acquisitions and a full three months of operations of our 2002 acquisitions.

         Direct operating expenses increased to $16.9 million for the six-month period ended June 30, 2003 from $14.3 million for the six-month period ended June 30, 2002, an increase of $2.6 million. The increase was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, new expenses associated with our 2003 acquisitions and a full six months of operations of our 2002 acquisitions.

         Selling, General and Administrative Expenses.   Selling, general and administrative expenses in our radio segment decreased to $5.5 million for the three-month period ended June 30, 2003 from $6.4 million for the three-month period ended June 30, 2002, a decrease of $0.9 million. The decrease was primarily attributable to the Interep settlement, which accounted for $1.6 million in 2002. The decrease was partially offset by an increase in new expenses associated with our 2003 acquisitions and a full three months of operations of our 2002 acquisitions.

         Selling, general and administrative expenses decreased to $10.5 million for the six-month period ended June 30, 2003 from $10.8 million for the six-month period ended June 30, 2002, a decrease of $0.3 million. The decrease was primarily attributable to the Interep settlement, which accounted for $1.6 million in 2002. The decrease was partially offset by an increase in new expenses associated with our 2003 acquisitions and a full six months of operations of our 2002 acquisitions.

     Outdoor

         Net Revenue.   Net revenue from our outdoor segment increased to $8.3 million for the three-month period ended June 30, 2003 from $7.4 million for the three-month period ended June 30, 2002, an increase of $0.9 million. The increase was primarily attributable to an increase in national advertising sales due to a combination of an increase in rates and inventory sold.

         Net revenue increased to $14.8 million for the six-month period ended June 30, 2003 from $13.2 million for the six-month period ended June 30, 2002, an increase of $1.6 million. The increase was primarily attributable to an increase in national advertising sales due to a combination of an increase in rates and inventory sold.

         We currently anticipate that net revenue from our outdoor segment will decrease in the short term primarily due to recent personnel changes, non-returning local government advertising dollars in New York and the general weakness in our outdoor advertising markets. In the longer term, however, we currently anticipate moderate increases in net revenue from our outdoor segment.

         Direct Operating Expenses.   Direct operating expenses from our outdoor segment increased to $5.3 million for the three-month period ended June 30, 2003 from $5.1 million for the three-month period ended June 30, 2002, an increase of $0.2 million. The increase was primarily attributable to higher installation costs as a result of increased sales.

         Direct operating expenses increased to $10.2 million for the six-month period ended June 30, 2003 from $9.7 million for the six-month period ended June 30, 2002, an increase of $0.5 million. The increase was primarily attributable to higher installation costs as a result of increased sales.

         Selling, General and Administrative Expenses.   Selling, general and administrative expenses from our outdoor segment increased to $1.1 million for the three-month period ended June 30, 2003 from $1.0 million for the three-month period ended June 30, 2002, an increase of $0.1 million. The increase was primarily attributable to higher sales commissions associated with the increase in net revenue.

         Selling, general and administrative expenses increased to $2.2 million for the six-month period ended June 30, 2003 from $2.0 million for the six-month period ended June 30, 2002, an increase of $0.2 million. The increase was primarily attributable to higher sales commissions associated with the increase in net revenue.

Liquidity and Capital Resources

         While we have a history of operating losses, we also have a history of generating significant positive cash flow from our operations. We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures, including digital conversion, payments of principal and interest on outstanding indebtedness and commitments and share repurchases) with cash flow from operations and externally generated funds, such as proceeds from any debt or equity offering and our bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

     Bank Credit Facility

         Our primary sources of liquidity are cash provided by operations and available borrowings under our bank credit facility. We have a $400 million bank credit facility, expiring in 2007, comprised of a $250 million revolving facility and a $150 million uncommitted loan facility. The original $250 million amount of the revolving facility is subject to an automatic quarterly reduction, and had been reduced to $225 million as of June 30, 2003. Our ability to make additional borrowings under the bank credit facility is subject to compliance with certain financial ratios and other conditions set forth in the bank credit facility.

         Our bank credit facility is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including our consolidated special purpose subsidiaries formed to hold our Federal Communications Commission, or FCC, licenses.

         In connection with the issuance of our senior subordinated notes (discussed below under the caption “Debt and Equity Financing”), we amended our bank credit facility to conform to certain provisions in the indenture governing our senior subordinated notes. On April 16, 2003, we further amended our bank credit facility in connection with our acquisition of three radio stations from Big City Radio to, among other things, adjust upward the existing covenants relating to maximum total debt ratio and remove the existing cap on the incurrence of subordinated indebtedness. Please see “Broadcast Cash Flow and EBITDA as Adjusted” below.

         The revolving facility bears interest at LIBOR (1.125% at June 30, 2003) plus a margin ranging from 0.875% to 3.25% based on our leverage. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. As of June 30, 2003, $162 million was outstanding under our bank credit facility and $63 million was available for future borrowings. In July 2003, we paid down an additional $18 million of the outstanding balance on our bank credit facility from the proceeds of our sale of our publishing assets.

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

     Debt and Equity Financing

         On March 18, 2002, we issued $225 million of our senior subordinated notes due 2009. The senior subordinated notes bear interest at 8 1/8% per year, payable semi-annually on March 15 and September 15 of each year, which interest payments commenced on September 15, 2002. The net proceeds from our senior subordinated notes were used to repay all indebtedness then outstanding under our bank credit facility and for general corporate purposes.

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

     Broadcast Cash Flow and EBITDA as Adjusted

         Broadcast cash flow (as defined below) increased to $24.7 million for the three-month period ended June 30, 2003 from $19.8 million for the three-month period ended June 30, 2002, an increase of $4.9 million, or 25%. As a percentage of net revenue, broadcast cash flow increased to 39% for the three-month period ended June 30, 2003 from 35% for the three-month period ended June 30, 2002.

         Broadcast cash flow increased to $36.6 million for the six-month period ended June 30, 2003 from $31.5 million for the six-month period ended June 30, 2002, an increase of $5.1 million, or 16%. As a percentage of net revenue, broadcast cash flow increased to 33% for the six-month period ended June 30, 2003 from 31% for the six-month period ended June 30, 2002.

         We currently anticipate that broadcast cash flow will increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will outpace increases in direct operating and selling, general and administrative expenses.

         EBITDA as adjusted (as defined below) increased to $21.0 million for the three-month period ended June 30, 2003 from $16.3 million for the three-month period ended June 30, 2002, an increase of $4.7 million, or 29%. As a percentage of net revenue, EBITDA as adjusted increased to 33% for the three-month period ended June 30, 2003 from 29% for the three-month period ended June 30, 2002.

         EBITDA as adjusted increased to $30.5 million for the six-month period ended June 30, 2003 from $24.6 million for the six-month period ended June 30, 2002, an increase of $5.9 million, or 24%. As a percentage of net revenue, EBITDA as adjusted increased to 27% for the six-month period ended June 30, 2003 from 24% for the six-month period ended June 30, 2002.

         We currently anticipate that EBITDA as adjusted will increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will outpace increases in direct operating and selling, general and administrative and corporate expenses.

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

         Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility as currently amended, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of total debt to operating cash flow having exceeded 6.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of total indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of total indebtedness to each of operating cash flow and consolidated cash flow as of June 30, 2003 and 2002 were 6.3 to 1 and 6.1 to 1, respectively.

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

         Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. For a reconciliation of each of broadcast cash flow and EBITDA as adjusted to net income (loss), their most directly comparable GAAP financial measure, please see page 15.

     Cash Flow

         Net cash flow provided by operating activities decreased to $14.3 million for the six-month period ended June 30, 2003 from $15.6 million for the six-month period ended June 30, 2002.

         Net cash flow used in investing activities increased to $110.1 million for the six-month period ended June 30, 2003 from $80.2 million for the six-month period ended June 30, 2002. The cash portion of our acquisition of media assets for the six-month period ended June 30, 2003 was $101.5 million, consisting of three radio stations in the greater Los Angeles, California area, five low-power television stations in Santa Barbara, California and one low-power television station in Hartford, Connecticut. Additionally, we made other capital expenditures of $8.6 million.

         Net cash flow from financing activities increased to $92.6 million for the six-month period ended June 30, 2003 from $54.8 million for the six-month period ended June 30, 2002. During the six-month period ended June 30, 2003, we borrowed $100 million under our bank facility for the acquisition of substantially all of the assets of three radio stations in the greater Los Angeles, California area from Big City Radio. We also received net proceeds of $0.6 million from the exercise of stock options issued under our 2000 Omnibus Equity Incentive Plan and from the sale of shares issued under our 2001 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. We made payments on long-term liabilities in the amount of $7.5 million and paid bank financing fees related to the Big City Radio assets for $0.5 million.

         During the remainder of 2003, we anticipate that our capital expenditures will be approximately $10 million, including approximately $1.5 million in digital television capital expenditures. We anticipate paying for these capital expenditures out of net cash flow from operations.

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

         We continually review, and are currently reviewing, opportunities to acquire additional television and radio stations, as well as other broadcast or media opportunities targeting the Hispanic market in the United States. We expect to finance any future acquisitions through funds generated from operations, borrowings under our bank credit facility and additional debt and equity financing. Any additional financing, if needed, might not be available to us on reasonable terms or at all. Any failure to raise capital when needed could seriously harm our business and our acquisition strategy. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our existing stockholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our Class A common stock.

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

Our material contractual obligations at June 30, 2003 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior subordinated notes	$225,000	$—	$—	$—	$225,000
Series A preferred stock (1)	143,482	—	143,482	—	—
Bank credit facility and other borrowings	173,478	1,357	2,728	12,350	157,043
Media research and ratings providers (2)	25,259	7,920	14,211	3,128	—
Operating leases (2)(3)	73,000	8,600	16,900	13,300	34,200

Total contractual obligations	$640,219	$17,877	$177,321	$28,778	$416,243

(1)	Please see “Series A Mandatorily Redeemable Convertible Preferred Stock” above.

(2)	Operating leases includes amounts committed for a lease entered into as of March 12, 2003, for office space in Los Angeles to accommodate the anticipated relocation of our Radio Division’s headquarters from Campbell, California in the fourth quarter of 2003. Otherwise, the amounts committed for media research and ratings providers and for operating leases are as of December 31, 2002.

(3)	Does not include month-to-month leases.

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

         Pending Accounting Pronouncement

              The Financial Accounting Standards Board has issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities on the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense on the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized or, if recognized, were reported on the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income.

         We are required to apply Statement No. 150 for the period beginning on July 1, 2003. We have mandatorily redeemable convertible preferred stock issued and outstanding that will continue to be reported as mezzanine equity when Statement No. 150 is applied, as those instruments are convertible up to the date of maturity. We do not expect the application of Statement No. 150 to have any effect on our consolidated financial statements.

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

              On April 4, 2001, our Board of Directors adopted the Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences August 15 and concludes the following February 14. As of June 30, 2003, approximately 166,398 shares had been purchased under the Employee Stock Purchase Plan.

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

Interest Rates

              Our revolving facility loan bears interest at a variable rate at LIBOR (1.125% as of June 30, 2003) plus a margin ranging from 0.875% to 3.25% based on our leverage. As of June 30, 2003, we had $162 million of variable rate bank debt outstanding. Our bank credit facility requires us to maintain interest rate swap agreements for at least two years when our total debt ratio is greater than 4.5 to 1. Effective March 31, 2003, we entered into a no-fee interest rate swap agreement covering 50% of the outstanding balance under our bank credit facility. This agreement provides for a LIBOR-based rate floor of 1% and rate ceiling of 6% for up to $82.5 million of the outstanding amount under our bank credit facility. The agreement terminates on March 31, 2005. Because this portion of our long-term debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates.

ITEM 4.   CONTROLS AND PROCEDURES

              We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

              We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

              None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              We held our annual meeting of stockholders on May 15, 2003. At that meeting, our Class A and Class B stockholders:

1.	Elected eight Class A/B directors to serve until our 2004 annual meeting of stockholders or until his or her successor is duly elected and qualified:

Name	For	Withheld
Walter F. Ulloa	315,075,398	11,660,488
Philip C. Wilkinson	315,075,198	11,660,688
Paul A. Zevnik	315,076,027	11,659,859
Darryl B. Thompson	312,941,393	13,794,493
Amador S. Bustos	314,446,431	12,296,455
Michael S. Rosen	325,334,472	1,401,414
Esteban E. Torres	311,647,206	15,095,680
Patricia Diaz Dennis	325,334,082	1,408,804

2.	Ratified the appointment of McGladrey & Pullen, LLP, as our independent auditors for the current fiscal year:

Votes For	325,553,142
Votes Against	1,174,431
Abstentions	8,313
Broker Non-Votes	0

Univision, the holder of all of our Class C common stock, did not vote on either matter voted upon at our 2003 annual meeting, and no Class C directors were elected.

ITEM 5.   OTHER INFORMATION

              None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are attached hereto and filed herewith:

2	Asset Purchase Agreement dated as of July 3, 2003, by and among CPK NYC, LLC, Entravision Communications Corporation and Latin Communications Inc.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and

Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed three Current Reports on Form 8-K with the SEC during the quarter ended June 30, 2003:

(i)	a current Report on Form 8-K filed on April 11, 2003, attaching the press release announcing our preliminary financial results for the quarter ended March 31, 2003;

(ii)	a current Report on Form 8-K filed on April 18, 2003, announcing our acquisition of the assets of three radio stations from Big City Radio; and

(iii)	a current Report on Form 8-K filed on May 9, 2003, attaching the press release announcing our financial results for the quarter ended March 31, 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ JOHN F. DELORENZO
John F. DeLorenzo
Executive Vice President, Treasurer and Chief Financial Officer

Dated: August 13, 2003