Form 10-Q
period 2003-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2003-11-14
CIK 1109116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

YES  ☒    NO  ☐

As of November 11, 2003, there were 59,431,246 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding and 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	Reclassified (Note 1)
ASSETS
Current assets
Cash and cash equivalents	$11,318	$12,201
Trade receivables (including related parties of $180 and $443), net of allowance for doubtful accounts of $4,209 and $3,728	52,440	49,022
Assets held for sale	—	4,482
Prepaid expenses and other current assets (including related parties of $1,680 and $1,014)	6,420	4,928
Deferred Taxes	4,000	4,000

Total current assets	74,178	74,633
Property and equipment, net	173,458	180,835
Intangible assets subject to amortization, net	154,753	167,365
Intangible assets not subject to amortization	889,814	749,510
Goodwill	379,545	379,545
Other assets (including related parties of $354 and $340)	18,116	21,593

	$1,689,864	$1,573,481

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,145	$1,376
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $1,961 and $1,952)	23,623	25,863
Liabilities held for assignment	—	3,378

Total current liabilities	24,886	30,735
Notes payable, less current maturities	379,241	304,502
Other long-term liabilities	108	93
Deferred taxes	126,287	122,187

Total liabilities	530,522	457,517

Commitments and contingencies
Series A mandatorily redeemable convertible preferred stock, $0.0001 par value, 11,000,000 shares authorized; shares issued and outstanding 2003 and 2002 5,865,102 (liquidation value of $116,537 and $109,553)	109,317	100,921

Stockholders’ equity
Preferred stock, $0.0001 par value, 39,000,000 shares authorized; shares issued and outstanding 2003 369,266 Series U convertible preferred stock; 2002 0	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2003 59,433,549; 2002 70,450,367	6	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2003 and 2002 27,678,533	3	3
Class C common stock, $0.0001 par value, 25,000,000 shares authorized; shares issued and outstanding 2003 0; 2002 21,983,392	—	2
Additional paid-in capital	1,182,785	1,143,782
Deferred compensation	—	(846)
Accumulated deficit	(132,769)	(127,905)

	1,050,025	1,015,043
Treasury stock, Class A common stock, $0.0001 par value, 2003 and 2002 5,101 shares	—	—

Total stockholders’ equity	1,050,025	1,015,043

	$1,689,864	$1,573,481

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2003	2002 As restated (Note 1)	2003	2002 As restated (Note 1)
Net revenue (including related parties of $221, $260, $899 and $730)	$64,419	$59,584	$176,838	$161,148

Expenses:
Direct operating expenses (including related parties of $3,136, $2,071, $8,802 and $5,697)	27,858	26,058	79,500	73,592
Selling, general and administrative expenses	13,037	12,428	37,214	34,995
Corporate expenses (including related party reimbursements of $0, $0, $2,000 and $0) (Note 2)	4,141	4,259	10,266	11,118
Loss on sale of assets	945	349	945	707
Non-cash stock-based compensation (includes direct operating of $0, $74, $113 and $224; selling, general and administrative of $0, $98, $149 and $296; and corporate of $(106), $724, $781 and $1,979)	(106)	896	1,043	2,499
Depreciation and amortization (includes direct operating of $9,371, $12,458, $27,743 and $24,542; selling, general and administrative of $1,206, $1,436, $3,923 and $4,086; and corporate of $372, $356, $1,102 and $999)	10,949	14,250	32,768	29,627

	56,824	58,240	161,736	152,538

Operating income	7,595	1,344	15,102	8,610
Interest expense	(6,796)	(5,995)	(20,218)	(18,625)
Interest income	50	15	79	138

Income (loss) before income taxes	849	(4,636)	(5,037)	(9,877)
Income tax benefit (expense)	(1,070)	4,936	(600)	398

Net income (loss) before equity in net earnings of nonconsolidated affiliates	(221)	300	(5,637)	(9,479)
Equity in net earnings of nonconsolidated affiliates	88	95	299	95

Net income (loss) before discontinued operations	(133)	395	(5,338)	(9,384)
Gain on disposal of discontinued operations, net of tax $6,300, $0, $6,300 and $0 (Note 1)	9,346	—	9,346	—
Income (loss) from discontinued operations, net of tax $(5), $8, $(13) and $24 (Note 1)	(203)	187	(475)	654

Net income (loss)	9,010	582	3,533	(8,730)
Accretion of preferred stock redemption value	(2,874)	(2,584)	(8,397)	(7,548)

Net income (loss) applicable to common stockholders	$6,136	$(2,002)	$(4,864)	$(16,278)

Net loss per share from continuing operations applicable to common stockholders	$(0.02)	$(0.02)	$(0.11)	$(0.14)
Net income per share from discontinued operations	$0.08	$0.00	$0.07	$0.01

Net income (loss) per share, basic and diluted	$0.05	$(0.02)	$(0.04)	$(0.14)

Weighted average common shares outstanding, basic and diluted	120,388,734	119,633,081	121,205,552	118,926,100

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period Ended September 30,
	2003	2002 As restated (Note 1)
Cash flows from operating activities:
Net income (loss)	$3,533	$(8,730)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,768	29,627
Deferred income taxes	5,561	(1,057)
Amortization of debt issue costs	1,576	4,261
Amortization of syndication contracts	542	389
Equity in net earnings of nonconsolidated affiliates	(299)	(95)
Non-cash stock-based compensation	1,043	2,499
(Gain) loss on sale of media properties and other assets	(8,179)	843
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(2,280)	(6,306)
Increase in prepaid expenses and other assets	(8,024)	(1,263)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,225)	2,278
Effect of discontinued operations	475	(654)

Net cash provided by operating activities	22,491	21,792

Cash flows from investing activities:
Proceeds from sale of discontinued operations, land and equipment	18,141	1,341
Purchases of property and equipment and intangibles	(116,455)	(120,068)

Net cash used in investing activities	(98,314)	(118,727)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,021	3,439
Principal payments on notes payable	(28,540)	(204,262)
Proceeds from borrowing on notes payable	103,000	299,011
Payments of deferred debt and offering costs	(541)	(8,178)

Net cash provided by financing activities	74,940	90,010

Net decrease in cash and cash equivalents	(883)	(6,925)
Cash and cash equivalents:
Beginning	12,201	18,338

Ending	$11,318	$11,413

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$23,247	$14,496

Income taxes	$1,318	$1,430

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital lease obligations and included in accounts payable	$211	$124

Note receivable from disposal of discontinued operations	$1,900	$—

Issuance of Class A common shares for:
Partial payment for Big City Radio stations	$37,785	$—
Repayment of note payable and related accrued interest payable	$—	$40,641

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2003

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Entravision Communications Corporation, or the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2003 or any other future period.

The Company’s consolidated financial statements included herein reflect the following reclassifications and restatements, as discussed in further detail below:

•	the consolidated financial statements for the three- and nine-month periods ended September 30, 2002 have been restated for reclassifications of intangible assets in accordance with SFAS No. 142;

•	certain reclassifications of expenses have been made in the consolidated financial statements for the three- and nine-month periods ended September 30, 2002 to be consistent with the 2003 presentation with no effect on reported net loss or stockholders’ equity; and

•	the balance sheet information as of December 31, 2002 has been reclassified to be consistent with the 2003 treatment of the publishing segment as discontinued operations. The statements of operations information for the three- and nine-month periods ended September 30, 2002 have been reclassified to present all results of the publishing segment’s operations as one amount in discontinued operations.

Subsequent to the issuance of the Company’s September 30, 2002 condensed consolidated unaudited quarterly financial statements filed on Form 10-Q, management reevaluated and revised certain classifications of intangible assets and their respective estimated useful lives under SFAS No. 142, which was adopted effective January 1, 2002. As a result of the reclassifications, the Company’s unaudited interim financial information for each of the first three 2002 calendar quarters and the associated year-to-date amounts in those periods have been retroactively restated (1) to reclassify the radio network intangible asset totaling $160 million (previously considered by management to be a separately identifiable indefinite life intangible asset) to goodwill, net of the related deferred income taxes of $64 million, and (2) to reclassify its Univision network affiliation agreement intangible asset totaling $46.6 million (also previously considered by management to be a separately identifiable indefinite life intangible asset) to intangible assets subject to amortization. The latter reclassification resulted in additional amortization expense of approximately $583,000 and a related deferred tax benefit of approximately $233,000 for the Univision network affiliation agreement in each of the first three quarters of 2002. The change had no impact on cash flows provided by operations. These reclassifications and restatements were previously reported in Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain other items in the September 30, 2002 statements of operations have been reclassified in order to conform to the current period presentation, with no effect on reported net loss or stockholders’ equity.

As a result of the Company’s decision to sell its publishing segment, the Company’s consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations and publishing assets and liabilities as held for sale or assignment, as the case may be, in accordance with SFAS No. 144 (see Note 3).

2.    THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Related Party

Univision currently owns approximately 28% of the Company’s common stock on a fully converted basis. In connection with Univision’s merger with Hispanic Broadcasting Corporation, or HBC, in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to sell enough of its holdings of the Company’s stock so that its ownership of the Company will not exceed 15% by March 26, 2006 and 10% by March 26, 2009.

Also pursuant to Univision’s agreement with DOJ, in September 2003 Univision exchanged all 36,926,623 of its shares of the Company’s Class A and Class C common stock that it previously owned (14,943,231 shares of Class A common stock and 21,983,392 shares of Class C common stock) for 369,266 shares of the Company’s new Series U preferred stock. The Series U preferred stock has limited voting rights, does not include the right to elect directors and carries a nominal liquidation preference at its par value over common stockholders. Each share of Series U preferred stock is automatically convertible into 100 shares (subject to adjustment for stock splits, dividends or combinations) of the Company Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision. The Series U preferred stock is also mandatorily convertible into common stock when and if the Company creates a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference). This exchange does not change Univision’s overall equity interest in the Company, nor does it have any impact on the Company’s existing television station affiliation agreement with Univision.

The Company received reimbursements from Univision for expenses the Company incurred in connection with Univision’s merger with HBC in the aggregate amount of $2.0 million during the nine-month period ended September 30, 2003.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three- and nine-month periods ended September 30, 2003 and 2002 (unaudited; in thousands, except per share data):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2003	2002 As restated (Note 1)	2003	2002 As restated (Note 1)
Net income (loss) applicable to common stockholders
As reported	$6,136	$(2,002)	$(4,864)	$(16,278)
Deduct total employee stock-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(3,916)	(2,233)	(8,904)	(6,195)

Pro forma, net income (loss) per share applicable to common stockholders	$2,220	$(4,235)	$(13,768)	$(22,473)

Net income (loss) per share applicable to common stockholders, basic and diluted
As reported	$0.05	$(0.02)	$(0.04)	$(0.14)

Pro forma	$0.02	$(0.04)	$(0.11)	$(0.19)

The Company granted 1,793,092 stock options for employees and directors and 35,000 stock options for non-employees during the nine-month period ended September 30, 2003. These stock options have an average exercise price of $6.92 and an average fair value of $4.48.

Loss Per Share

Basic loss per share is computed as net loss less accretion of the discount on Series A mandatorily redeemable convertible preferred stock divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding is reduced by 83,731 shares for the nine-month period ended September 30, 2003, which are unvested stock grants subject to repurchase. Diluted loss per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

For the three- and nine-month periods ended September 30, 2003 and 2002, all dilutive securities have been excluded from dilutive loss per share, as their inclusion would have had an antidilutive effect on loss per share. The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted loss per share if their effect was not antidilutive are as follows: the common stock equivalent effect of outstanding stock options, 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock, and 3,612,387 and 1,217,361 equivalent shares of the Series U preferred stock for the three- and nine-month periods ended September 30, 2003, respectively.

As discussed above, the Series U preferred stock is mandatorily convertible into common stock when and if the Company creates a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference). The Company currently intends to create such a new class of common stock in connection with its 2004 Annual Meeting of Stockholders. If the Series U preferred stock had been treated as common stock outstanding, the weighted average common shares outstanding, basic and diluted, would have been 124,001,121 and 122,422,913 for the three- and nine-month periods ended September 30, 2003. The net income (loss) per share, basic and diluted, would not have changed from $0.05 and $(0.04) for the three- and nine-month periods ended September 30, 2003.

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

On April 16, 2003, the Company consummated the purchase of substantially all of the assets of three radio stations in the greater Los Angeles area from Big City Radio, Inc. for $100 million in cash and 3,766,478 shares of Class A common stock. The value of the common stock was based on a five-day average closing price around the announcement date of the acquisition. From January 15, 2003 until April 16, 2003, the Company operated those same three stations pursuant to a time brokerage agreement with Big City Radio.

In July 2003, the Company acquired a permit to build a low-power television station in San Diego, California for approximately $1.8 million.

In connection with the above acquisitions consummated during the nine-month period ended September 30, 2003, the Company allocated $140.3 million in FCC licenses and permits, which are classified as intangible assets not subject to amortization. None of these acquisitions was considered a business.

The composition of the Company’s intangible assets and the associated accumulated amortization as of September 30, 2003 and December 31, 2002 is as follows (in thousands):

		September 30, 2003			December 31, 2002
		(unaudited)			(reclassified)
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	19	$62,591	$20,248	$42,343	$62,591	$18,513	$44,078
Customer base	8	136,652	35,126	101,526	136,652	23,845	112,807
Other	11	40,534	29,650	10,884	38,692	28,212	10,480

Total intangible assets subject to amortization		$239,777	$85,024	$154,753	$237,935	$70,570	$167,365

Intangible assets not subject to amortization:
FCC licenses and permits				$849,016			$708,712
Time brokerage agreements				40,798			40,798

Total intangible assets not subject to amortization				889,814			749,510

Total intangible assets				$1,044,567			$916,875

3.    DISCONTINUED OPERATIONS

On July 3, 2003, the Company sold substantially all of the assets and certain specified liabilities related to its publishing segment to CPK NYC, LLC for aggregate consideration of approximately $19.9 million. In the sale, the Company received $18.0 million in cash and an unsecured, subordinated promissory note in the principal amount of $1.9 million. The note bears interest at a rate of 8.0% per annum compounded annually, and all principal and accrued interest on the note are due and payable on July 3, 2008. The Company used the cash proceeds from this disposition to repay a portion of the indebtedness then outstanding under its bank credit facility.

The cash portion of the purchase price is subject to adjustment based on the working capital of the publishing segment as of the closing date. The Company currently anticipates that this adjustment will be finalized during the fourth quarter of 2003 or the first quarter of 2004, and that such adjustment will not have a material effect on the Company’s consolidated financial statements.

As a result of the Company’s decision to sell its publishing segment, the Company’s consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations and publishing assets and liabilities as held for sale or assignment, as the case may be, in accordance with SFAS No. 144.

Summarized financial information for the discontinued publishing operations is as follows (in thousands):

BALANCE SHEET DATA:

December 31, 2002
Property and equipment, net	$357
Favorable lease rights subject to amortization	3,889
Other assets	236

Other liabilities	3,378

STATEMENTS OF OPERATIONS DATA (unaudited):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2003	2002	2003	2002
Net revenue	$150	$5,099	$9,983	$14,822
Net income (loss) from discontinued operations	(203)	187	(475)	654

4.    SEGMENT INFORMATION

Following the Company’s disposition of its publishing segment on July 3, 2003 (see Note 3 above), the Company now operates in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising.

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

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There were no significant sources of revenue generated outside the United States during the three-and nine-month periods ended September 30, 2003 and 2002. The Company evaluates the performance of its operating segments based on the following (unaudited, in thousands):

	Three-Month Period Ended Ended September 30,			Nine-Month Period Ended Ended September 30,
	2003	2002 As restated (Note 1)	% Change	2003	2002 As restated (Note 1)	% Change
Net Revenue
Television	$32,270	$29,426	10%	$90,118	$82,672	9%
Radio	24,458	21,204	15%	64,195	56,348	14%
Outdoor	7,691	8,954	(14)%	22,525	22,128	2%

Consolidated	64,419	59,584	8%	176,838	161,148	10%

Direct operating expenses
Television	13,077	12,693	3%	37,540	36,049	4%
Radio	9,513	7,972	19%	26,446	22,403	18%
Outdoor	5,268	5,393	(2)%	15,514	15,140	2%

Consolidated	27,858	26,058	7%	79,500	73,592	8%

Selling, general and administrative expenses
Television	5,876	5,716	3%	17,410	15,726	11%
Radio	5,982	5,617	6%	16,459	16,195	2%
Outdoor	1,179	1,095	8%	3,345	3,074	9%

Consolidated	13,037	12,428	5%	37,214	34,995	6%

Depreciation and amortization
Television	3,649	3,580	2%	11,120	10,769	3%
Radio	2,026	3,015	(33)%	5,784	6,164	(6)%
Outdoor	5,274	7,655	(31)%	15,864	12,694	25%

Consolidated	10,949	14,250	(23)%	32,768	29,627	11%

Segment operating profit (loss)
Television	9,668	7,437	30%	24,048	20,128	19%
Radio	6,937	4,600	51%	15,506	11,586	34%
Outdoor	(4,030)	(5,189)	(22)%	(12,198)	(8,780)	39%

Consolidated	12,575	6,848	84%	27,356	22,934	19%

Corporate expenses	4,141	4,259	(3)%	10,266	11,118	(8)%
Loss on sale of assets	945	349	171%	945	707	34%
Non-cash stock-based compensation	(106)	896	*	1,043	2,499	(58)%

Operating income	$7,595	$1,344	465%	$15,102	$8,610	75%

Capital expenditures
Television	$1,927	$3,499		$7,006	$11,218
Radio	2,622	2,492		6,029	7,051
Outdoor	76	38		349	488

Consolidated	$4,625	$6,029		$13,384	$18,757

Total assets (as of September 30)
Television	$390,383
Radio	1,060,559
Outdoor	238,922

Consolidated	$1,689,864

*	Percentage not meaningful.

5.	LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that arose in the ordinary course of business. The Company is a party to one action, which management does not believe is material, from plaintiffs seeking unspecified damages. An accrual has been made in the consolidated financial statements as necessary to provide for management’s best estimate of the probable liability associated with this action. While the Company’s legal counsel cannot express an opinion on this matter, management believes that any liability of the Company that may arise out of or with respect to this matter will not materially adversely affect the financial position, results of operations or cash flows of the Company.

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

As discussed further below, we sold our publishing operations on July 3, 2003. Following this disposition, we now operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising. As of September 30, 2003, we own and/or operate 42 primary television stations that are located primarily in the southwestern United States. We own and/or operate 58 radio stations (43 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 11,400 advertising faces located primarily in Los Angeles and New York. The comparability of our results between the three- and nine-month periods ended September 30, 2003 and 2002 is significantly affected by acquisitions and dispositions in those periods.

Our net revenue for the nine-month period ended September 30, 2003 was $177 million. Of that amount, revenue generated by our television segment accounted for 51%, revenue generated by our radio segment accounted for 36% and revenue generated by our outdoor segment accounted for 13%.

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

As a result of the acquisitions we consummated in recent years, approximately 84% of our total assets and 136% of our net assets are intangible. We periodically review our long-lived assets, including intangible assets and goodwill related to those acquisitions, to determine potential impairment. To date, we have determined that no impairment of long-lived assets or goodwill exists. In making this determination, the assumptions about future cash flows on the assets under evaluation are critical. Some stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about increasing cash flows after conversion reflect management’s estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If these expected increases or sale proceeds are not realized, impairment losses may be recorded in the future.

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

On July 3, 2003, we sold substantially all of the assets and certain specified liabilities related to our publishing segment to CPK NYC, LLC for aggregate consideration of approximately $19.9 million, consisting of $18.0 million in cash and an unsecured, subordinated five-year note in the principal amount of $1.9 million (see Note 3 to the consolidated financial statements). We used the cash proceeds from this disposition to repay a portion of the indebtedness then outstanding under our bank credit facility. As a result of our decision to sell our publishing operations, our consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations and publishing assets and liabilities as held for sale or assignment, as the case may be, in accordance with SFAS No. 144.

In July 2003, we acquired a permit to build a low-power television station in San Diego, California for approximately $1.8 million.

Univision currently owns approximately 28% of our common stock on a fully converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to sell enough of its holdings of our stock so that its ownership of our company will not exceed 15% by March 26, 2006 and 10% by March 26, 2009.

Also pursuant to Univision’s agreement with DOJ, in September 2003 Univision exchanged all of its shares of our Class A and Class C common stock that it previously owned for shares of our new Series U preferred stock. The Series U preferred stock has limited voting rights, does not include the right to elect directors and is automatically convertible into shares of our Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision. The Series U preferred stock is also mandatorily convertible into common stock when and if we create a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference). This exchange does not change Univision’s overall equity interest in our company, nor does it have any impact on our existing television station affiliation agreement with Univision.

Three and Nine-Month Periods Ended September 30, 2003 and 2002 (Unaudited)

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2003 and 2002 (in thousands):

	Three-Month Period Ended September 30,			Nine-Month Period Ended September 30,
	2003	2002 As restated	% Change	2003	2002 As restated	% Change
Statement of operations data:
Net revenue	$64,419	$59,584	8%	$176,838	$161,148	10%
Direct operating expenses	27,858	26,058	7%	79,500	73,592	8%
Selling, general and administrative expenses	13,037	12,428	5%	37,214	34,995	6%
Corporate expenses	4,141	4,259	(3)%	10,266	11,118	(8)%
Loss on sale of assets	945	349	171%	945	707	34%
Non-cash stock-based compensation	(106)	896	*	1,043	2,499	(58)%
Depreciation and amortization	10,949	14,250	(23)%	32,768	29,627	11%

Operating income	7,595	1,344	465%	15,102	8,610	75%
Interest expense	(6,796)	(5,995)	13%	(20,218)	(18,625)	9%
Interest income	50	15	233%	79	138	(43)%

Income (loss) before income tax	849	(4,636)	*	(5,037)	(9,877)	(49)%
Income tax benefit (expense)	(1,070)	4,936	*	(600)	398	*

Net income (loss) before equity in earnings of nonconsolidated affiliates	(221)	300	*	(5,637)	(9,479)	(41)%
Equity in net earnings of nonconsolidated
affiliates	88	95	(7)%	299	95	215%

Net income (loss) before discontinued operations	(133)	395	*	(5,338)	(9,384)	(43)%
Gain on disposal of discontinued operations	9,346	—	*	9,346	—	*
Income (loss) from discontinued operations	(203)	187	*	(475)	654	*

Net income (loss)	$9,010	$582	*	$3,533	$(8,730)	*

Other Data:
Broadcast cash flow	$23,524	$21,098	11%	$60,124	$52,561	14%
EBITDA as adjusted (adjusted for non-cash stock-based compensation)	$19,383	$16,839	15%	$49,858	$41,443	20%
Cash flows provided by operating activities	$8,159	$6,222	31%	$22,491	$21,792	3%
Cash flows provided by (used in) investing activities	$11,759	$(38,531)	*	$(98,314)	$(118,727)	(17)%
Cash flows provided by (used in) financing activities	$(17,617)	$35,194	*	$74,940	$90,010	(17)%
Capital asset and intangible expenditures	$6,378	$41,606	(85)%	$116,455	$120,068	(3)%

* Percentage not meaningful.

(1)	Broadcast cash flow means operating income before corporate expenses, loss on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash loss on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility as currently amended, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of total debt to operating cash flow having exceeded 6.75 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of total indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of total indebtedness to each of operating cash flow and consolidated cash flow as of September 30, 2003 and 2002 were 5.8 to 1 and 5.6 to 1, respectively.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. The most directly comparable GAAP financial measure to each of broadcast cash flow and EBITDA as adjusted is net income (loss). A reconciliation of these non-GAAP measures to net income (loss) follows (unaudited; in thousands):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2003	2002 As restated	2003	2002 As restated
Broadcast cash flow	$23,524	$21,098	$60,124	$52,561
Corporate expenses	4,141	4,259	10,266	11,118

EBITDA as adjusted	19,383	16,839	49,858	41,443
Loss on sale of assets	945	349	945	707
Non-cash stock-based compensation	(106)	896	1,043	2,499
Depreciation and amortization	10,949	14,250	32,768	29,627

Operating income	7,595	1,344	15,102	8,610
Interest expense	(6,796)	(5,995)	(20,218)	(18,625)
Interest income	50	15	79	138

Income (loss) before income taxes	849	(4,636)	(5,037)	(9,877)
Income tax benefit (expense)	(1,070)	4,936	(600)	398

Net income (loss) before equity in earnings of nonconsolidated affiliates	(221)	300	(5,637)	(9,479)
Equity in earnings of nonconsolidated affiliates	88	95	299	95

Net income (loss) before discontinued operations	(133)	395	(5,338)	(9,384)
Gain on disposal of discontinued operations	9,346	—	9,346	—
Income (loss) from discontinued operations	(203)	187	(475)	654

Net income (loss)	$9,010	$582	$3,533	$(8,730)

Consolidated Operations

Net Revenue.    Net revenue increased to $64.4 million for the three-month period ended September 30, 2003 from $59.6 million for the three-month period ended September 30, 2002, an increase of $4.8 million. The overall increase came from our television and radio segments, which together accounted for an increase of $6.1 million. The increase from these segments was attributable to increased advertising sold (referred to as “inventory” in our industry), increased rates for that inventory, revenue associated with our 2003 acquisitions and increased revenue due to a full three months of operations of our 2002 acquisitions. The overall increase in net revenue was partially offset by a decrease in revenue from our outdoor segment of $1.3 million.

Net revenue increased to $176.8 million for the nine-month period ended September 30, 2003 from $161.1 million for the nine-month period ended September 30, 2002, an increase of $15.7 million. The overall increase came primarily from our television and radio segments, which together accounted for $15.3 million of the increase. The increase from these segments was attributable to increased inventory sold, increased rates for that inventory, revenue associated with our 2003 acquisitions and increased revenue due to a full nine months of operations of our 2002 acquisitions. The overall increase in net revenue also came from an increase in revenue from our outdoor segment, which accounted for $0.4 million of the overall increase.

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

Direct Operating Expenses.    Direct operating expenses increased to $27.9 million for the three-month period ended September 30, 2003 from $26.1 million for the three-month period ended September 30, 2002, an increase of $1.8 million. The overall increase came from our television and radio segments, which together accounted for an increase of $1.9 million. The increase from these segments was primarily attributable to an increase in national representation fees, an increase in news costs due to the addition or expansion of newscasts, expenses associated with our 2003 acquisitions and a full three months of operations of our 2002 acquisitions. The overall increase was partially offset by a decrease in outdoor direct operating expenses of $0.1 million. As a percentage of net revenue, direct operating expenses decreased to 43% for the three-month period ended September 30, 2003 from 44% for the three-month period ended September 30, 2002. Direct operating expenses decreased as a percentage of net revenue because their increases were outpaced by higher increases in net revenue.

Direct operating expenses increased to $79.5 million for the nine-month period ended September 30, 2003 from $73.6 million for the nine-month period ended September 30, 2002, an increase of $5.9 million. The overall increase came primarily from our television and radio segments, which together accounted for $5.5 million of the increase. The increase from these segments was primarily attributable to an increase in national representation fees, an increase in rating services expenses, an increase in news costs due to the addition or expansion of newscasts, expenses associated with our 2003 acquisitions and a full nine months of operations of our 2002 acquisitions. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $0.4 million of the overall increase. As a percentage of net revenue, direct operating expenses decreased to 45% for the nine-month period ended September 30, 2003 from 46% for the nine-month period ended September 30, 2002. Direct operating expenses as a percentage of net revenue decreased because their increases were outpaced by higher increases in net revenue.

We currently anticipate that, as our net revenue increases in future periods, our direct operating expenses correspondingly will continue to increase. However, on a long-term basis, we expect that net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will decrease in future periods.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $13.0 million for the three-month period ended September 30, 2003 from $12.4 million for the three-month period ended September 30, 2002, an increase of $0.6 million. The overall increase came primarily from our television and radio segments, which together accounted for $0.5 million of the increase. The increase from these segments was primarily attributable to an increase in insurance costs, expenses associated with our 2003 acquisitions and a full three months of operations of our 2002 acquisitions. The overall increase also came from an increase in outdoor selling, general and administrative expenses, which accounted for $0.1 million of the overall increase. As a percentage of net revenue, selling, general and administrative expenses decreased to 20% for the nine-month period ended September 30, 2003 from 21% for the three-month period ended September 30, 2002. Selling, general and administrative expenses as a percentage of net revenue decreased because their increases were outpaced by higher increases in net revenue.

Selling, general and administrative expenses increased to $37.2 million for the nine-month period ended September 30, 2003 from $35.0 million for the nine-month period ended September 30, 2002, an increase of $2.2 million. The overall increase came primarily from our television and radio segments, which together accounted for $1.9 million of the increase. The increase from these segments was primarily attributable to an increase in insurance costs, expenses associated with our TeleFutura stations, expenses associated with our 2003 acquisitions and a full nine months of operations of our 2002 acquisitions. The increase was partially offset by the settlement of a contract dispute with our former radio national representation firm, Interep National Sales, Inc., which accounted for $1.6 million in 2002. The overall increase also came from an increase in outdoor selling, general and administrative expenses, which accounted for $0.3 million of the overall increase. As a percentage of net revenue, selling, general and administrative expenses decreased to 21% for the nine-month period ended September 30, 2003 from 22% for the nine-month period ended September 30, 2002. Excluding the Interep settlement, selling, general and administrative expenses as a percentage of net revenue remained unchanged at 21% for the nine-month periods ended September 30, 2003 and 2002.

On a long-term basis, although we currently anticipate that selling, general and administrative expenses will increase in future periods, we expect that net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will decrease in future periods. On a short-term basis, we currently anticipate incurring additional expenses in and after the fourth quarter of 2003 in connection with the relocation of our Radio Division to Los Angeles from Campbell, California, including moving expenses, severance and additional rent expense associated with management’s decision to retain the Campbell facility as a back-up location for our radio network.

Corporate Expenses.    Corporate expenses decreased to $4.1 million for the three-month period ended September 30, 2003 from $4.3 million for the three-month period ended September 30, 2002, a decrease of $0.2 million. The decrease was primarily attributable to decreased legal fees and bonuses. As a percentage of net revenue, corporate expenses decreased to 6% for the three-month period ended September 30, 2003 from 7% for the three-month period ended September 30, 2002. Corporate expenses as a percentage of net revenue decreased as corporate expenses decreased and net revenue increased.

Corporate expenses decreased to $10.3 million for the nine-month period ended September 30, 2003 from $11.1 million for the nine-month period ended September 30, 2002, a decrease of $0.8 million. The decrease was primarily attributable to a $2.0 million reimbursement from Univision (offset by current period Univision-related expenses) for legal and other costs associated with the third-party information request that we received in connection with the recent merger between Univision and Hispanic Broadcasting Corporation. Approximately $0.6 million and $0.5 million of the reimbursement was attributable to out-of-pocket expenses incurred with third-party service providers in 2002 and in the nine-month period ended September 30, 2003, respectively. This decrease was partially offset by increased insurance costs, as well as bonuses associated with the increase in EBITDA as adjusted. As a percentage of net revenue, corporate expenses decreased to 6% for the nine-month period ended September 30, 2003 from 7% for the nine-month period ended September 30, 2002. Excluding the Univision reimbursement (offset by current period Univision-related expenses), corporate expenses as a percentage of net revenue still remained unchanged at 7% for each of the nine-month periods ended September 30, 2003 and 2002.

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

Loss on Sale of Assets.    Loss on sale of assets increased to $0.9 million for the three-month period ended September 30, 2003 from $0.3 million for the three-month period ended September 30, 2002, an increase of $0.6 million. Loss on sale of assets increased to $0.9 million for the nine-month period ended September 30, 2003 from $0.7 million for the nine-month period ended September 30, 2002, an increase of $0.2 million. The loss was primarily due to the sale of land in Phoenix, Arizona.

Depreciation and Amortization.    Depreciation and amortization decreased to $10.9 million for the three-month period ended September 30, 2003 from $14.3 million for the three-month period ended September 30, 2002, a decrease of $3.4 million. This decrease was primarily attributable to decreased amortization of $2.4 million in our outdoor segment as a result of management revising its estimate of the cost basis of the customer base in our outdoor segment in the prior year.

Depreciation and amortization increased to $32.8 million for the nine-month period ended September 30, 2003 from $29.6 million for the nine-month period ended September 30, 2002, an increase of $3.2 million. This increase was primarily attributable to increased amortization of $3.0 million in our outdoor segment as a result of management revising downward its estimate of the remaining useful life of the outdoor segment’s customer base from 13 years to eight years effective October 1, 2002.

Non-Cash Stock-Based Compensation.    Non-cash stock-based compensation decreased to a credit of $0.1 million for the three-month period ended September 30, 2003 from an expense of $0.9 million for the three-month period ended September 30, 2002, a decrease in expense of $1.0 million. The non-cash stock-based compensation credit results from the treatment of non-employee stock option grants under variable plan accounting.

Non-cash stock-based compensation expense decreased to $1.0 million for the nine-month period ended September 30, 2003 from an expense of $2.5 million for the nine-month period ended September 30, 2002, a decrease of $1.5 million. Non-cash stock-based compensation consists primarily of compensation expense relating to restricted and unrestricted stock awards granted to our employees during the second quarter of 2000 and stock options granted to non-employees. As of May 2003, all non-cash compensation expense related to restricted and unrestricted stock awards made to date has been fully recognized.

Operating Income.    As a result of the above factors, we had operating income of $7.6 million for the three-month period ended September 30, 2003, compared to operating income of $1.3 million for the three-month period ended September 30, 2002. We had operating income of $15.1 million for the nine-month period ended September 30, 2003, compared to operating income of $8.6 million for the nine-month period ended September 30, 2002.

Interest Expense.    Interest expense increased to $6.8 million for the three-month period ended September 30, 2003 from $6.0 million for the three-month period ended September 30, 2002, an increase of $0.8 million. The increase was primarily attributable to $100 million of additional borrowings under our bank credit facility to fund the cash portion of the purchase price for the three radio stations we acquired from Big City Radio, partially offset by a reduction of indebtedness related to the disposal of our publishing operations.

Interest expense increased to $20.2 million for the nine-month period ended September 30, 2003 from $18.6 million for the nine-month period ended September 30, 2002, an increase of $1.6 million. The increase was primarily attributable to $100 million of additional borrowings under our bank credit facility to fund the cash portion of the purchase price for the three radio stations we acquired from Big City Radio, partially offset by a reduction of indebtedness related to the disposal of our publishing operations.

Income Tax Benefit (Expense).    Our expected tax benefit (expense) is based on the estimated effective tax rate for the full year 2003, adjusted for the reduction of state net operating loss carryforward benefits. We currently have approximately $104 million in net operating loss carryforwards expiring through 2022 that we expect will be utilized prior to their expiration.

Net Income (Loss) Before Discontinued Operations.    As a result of the above factors, net loss before discontinued operations was $0.1 million for the three-month period ended September 30, 2003 compared to net income of $0.4 million for the three-month period ended September 30, 2002. Net loss before discontinued operations decreased to $5.3 million for the nine-month period ended September 30, 2003 from $9.4 million for the nine-month period ended September 30, 2002, a decrease of $4.1 million.

Segment Operations

Television

Net Revenue.    Net revenue in our television segment increased to $32.3 million for the three-month period ended September 30, 2003 from $29.4 million for the three-month period ended September 30, 2002, an increase of $2.9 million. Of the overall increase, $2.6 million was attributable to our Univision stations, $0.1 million was attributable to our TeleFutura stations and $0.2 million was attributable to our other stations. The overall increase was primarily attributable to an increase in national advertising sales due to a combination of an increase in rates and inventory sold.

Net revenue increased to $90.1 million for the nine-month period ended September 30, 2003 from $82.7 million for the nine-month period ended September 30, 2002, an increase of $7.4 million. Of the overall increase, $6.9 million was attributable to our Univision stations, $0.2 million was attributable to our TeleFutura stations and $0.3 million was attributable to our other stations. The overall increase was primarily attributable to an increase in national advertising sales due to a combination of an increase in rates and inventory sold.

Direct Operating Expenses.    Direct operating expenses in our television segment increased to $13.1 million for the three-month period ended September 30, 2003 from $12.7 million for the three-month period ended September 30, 2002, an increase of $0.4 million. The increase was primarily attributable to an increase in national representation fees associated with the increase in net revenue, an increase in the cost of ratings services and an increase in news costs due to the addition or expansion of newscasts in the San Diego, Orlando and Boston markets.

Direct operating expenses increased to $37.5 million for the nine-month period ended September 30, 2003 from $36.0 million for the nine-month period ended September 30, 2002, an increase of $1.5 million. The increase was primarily attributable to an increase in national representation fees associated with the increase in net revenue, an increase in the cost of ratings services and an increase in news costs due to the addition or expansion of newscasts in the San Diego, Orlando and Boston markets.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses in our television segment increased to $5.9 million for the three-month period ended September 30, 2003 from $5.7 million for the three-month period ended September 30, 2002, an increase of $0.2 million. The increase was primarily attributable to an increase in insurance costs and expenses associated with our TeleFutura stations.

Selling, general and administrative expenses increased to $17.4 million for the nine-month period ended September 30, 2003 from $15.7 million for the nine-month period ended September 30, 2002, an increase of $1.7 million. The increase was primarily attributable to an increase in insurance costs and expenses associated with our TeleFutura stations.

Radio

Net Revenue.    Net revenue in our radio segment increased to $24.5 million for the three-month period ended September 30, 2003 from $21.2 million for the three-month period ended September 30, 2002, an increase of $3.3 million. The increase was primarily attributable to a combination of an increase in rates and inventory sold by our national radio sales representative, Lotus/Entravision Reps LLC, as well as revenue associated with our 2003 acquisitions and a full three months of operations of our 2002 acquisitions. Lotus/Entravision Reps is a joint venture we entered into in August 2001 with Lotus Hispanic Reps Corp.

Net revenue increased to $64.2 million for the nine-month period ended September 30, 2003 from $56.3 million for the nine-month period ended September 30, 2002, an increase of $7.9 million. The increase was primarily attributable to a combination of an increase in rates and inventory sold by Lotus/Entravision Reps LLC, as well as revenue associated with our 2003 acquisitions and a full nine months of operations of our 2002 acquisitions.

Direct Operating Expenses.    Direct operating expenses in our radio segment increased to $9.5 million for the three-month period ended September 30, 2003 from $8.0 million for the three-month period ended September 30, 2002, an increase of $1.5 million. The increase was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, expenses associated with our 2003 acquisitions and a full three months of operations of our 2002 acquisitions.

Direct operating expenses increased to $26.4 million for the nine-month period ended September 30, 2003 from $22.4 million for the nine-month period ended September 30, 2002, an increase of $4.0 million. The increase was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, expenses associated with our 2003 acquisitions and a full nine months of operations of our 2002 acquisitions.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses in our radio segment increased to $6.0 million for the three-month period ended September 30, 2003 from $5.6 million for the three-month period ended September 30, 2002, a increase of $0.4 million. The increase was primarily attributable to an increase in promotional expenses, expenses associated with our 2003 acquisitions and a full three months of operations of our 2002 acquisitions.

Selling, general and administrative expenses increased to $16.5 million for the nine-month period ended September 30, 2003 from $16.2 million for the nine-month period ended September 30, 2002, an increase of $0.3 million. The increase was primarily attributable to an increase in salaries, expenses associated with our 2003 acquisitions and a full nine months of operations of our 2002 acquisitions. The increase was partially offset by the Interep settlement, which accounted for $1.6 million in 2002.

Outdoor

Net Revenue.    Net revenue from our outdoor segment decreased to $7.7 million for the three-month period ended September 30, 2003 from $9.0 million for the three-month period ended September 30, 2002, a decrease of $1.3 million. The decrease was attributable to a decline in both local and national advertising sales during the period resulting primarily from non-returning local government advertising dollars in New York, coupled with a weakening national advertising environment in both of our primary outdoor advertising markets.

Net revenue increased to $22.5 million for the nine-month period ended September 30, 2003 from $22.1 million for the nine-month period ended September 30, 2002, an increase of $0.4 million. The increase was primarily attributable to an increase in national advertising sales during the first half of the year, offset by a reduction in advertising sales during the three-month period ended September 30, 2003.

We currently anticipate that net revenue from our outdoor segment will continue to decrease in the short term primarily due to weakened demand in our Los Angeles business and non-returning local government advertising dollars in New York. In the longer term, however, we currently anticipate moderate increases in net revenue from our outdoor segment.

Direct Operating Expenses.    Direct operating expenses from our outdoor segment decreased to $5.3 million for the three-month period ended September 30, 2003 from $5.4 million for the three-month period ended September 30, 2002, a decrease of $0.1 million. The decrease was primarily attributable to decreased installation costs as a result of decreased sales.

Direct operating expenses increased to $15.5 million for the nine-month period ended September 30, 2003 from $15.1 million for the nine-month period ended September 30, 2002, an increase of $0.4 million. The increase was primarily attributable to higher lease rents for our billboard locations, coupled with increased installation costs during the first half of 2003 arising from increased sales during the same period.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses from our outdoor segment increased to $1.2 million for the three-month period ended September 30, 2003 from $1.1 million for the three-month period ended September 30, 2002, an increase of $0.1 million.

Selling, general and administrative expenses increased to $3.3 million for the nine-month period ended September 30, 2003 from $3.1 million for the nine-month period ended September 30, 2002, an increase of $0.2 million. The increase was primarily attributable to an increase in sales commissions associated with the increase in net revenue.

Liquidity and Capital Resources

While we have a history of operating losses, we also have a history of generating significant positive cash flow from our operations. We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures, payments of principal and interest on outstanding indebtedness and share repurchases) with cash flow from operations and externally generated funds, such as proceeds from any debt or equity offering and our bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

Bank Credit Facility

Our primary sources of liquidity are cash provided by operations and available borrowings under our bank credit facility. We have a $400 million bank credit facility, comprised of a $250 million revolving facility and a $150 million incremental loan facility. In November 2003, we obtained commitments from participating banks for $50 million of the total amount available under the incremental loan facility. Our ability to borrow the remaining $100 million under the incremental loan facility remains subject to additional bank commitments.

The revolving facility expires in 2007 and our ability to draw under the incremental loan facility expires in September 2004. The incremental loan facility had been due to expire in September 2003, but we amended our bank credit facility in that month to extend its maturity for an additional year. The original $250 million amount of the revolving facility is subject to an automatic quarterly reduction, and had been reduced to $219 million as of September 30, 2003. Our ability to make additional borrowings under the bank credit facility is subject to compliance with certain financial ratios and other conditions set forth in the bank credit facility.

Our bank credit facility is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including our special purpose subsidiary formed to hold our Federal Communications Commission, or FCC, licenses.

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

The revolving facility bears interest at LIBOR (1.125% at September 30, 2003) plus a margin ranging from 0.875% to 3.25% based on our leverage. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. As of September 30, 2003, $147 million was outstanding under our bank credit facility and $72 million was available for future borrowings. In October 2003, we paid down an additional $3 million of the outstanding balance on our bank credit facility from funds generated from operations.

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

Debt and Equity Financing

On March 18, 2002, we issued $225 million of our senior subordinated notes due 2009. The senior subordinated notes bear interest at 8 1/8% per year, payable semi-annually on March 15 and September 15 of each year. The net proceeds from our senior subordinated notes were used to repay all indebtedness then outstanding under our bank credit facility and for general corporate purposes.

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

Broadcast Cash Flow and EBITDA as Adjusted

Broadcast cash flow (as defined below) increased to $23.5 million for the three-month period ended September 30, 2003 from $21.1 million for the three-month period ended September 30, 2002, an increase of $2.4 million, or 11%. As a percentage of net revenue, broadcast cash flow increased to 37% for the three-month period ended September 30, 2003 from 35% for the three-month period ended September 30, 2002.

Broadcast cash flow increased to $60.1 million for the nine-month period ended September 30, 2003 from $52.6 million for the nine-month period ended September 30, 2002, an increase of $7.5 million, or 14%. As a percentage of net revenue, broadcast cash flow increased to 34% for the nine-month period ended September 30, 2003 from 33% for the nine-month period ended September 30, 2002.

We currently anticipate that broadcast cash flow will increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating and selling, general and administrative expenses.

EBITDA as adjusted (as defined below) increased to $19.4 million for the three-month period ended September 30, 2003 from $16.8 million for the three-month period ended September 30, 2002, an increase of $2.6 million, or 15%. As a percentage of net revenue, EBITDA as adjusted increased to 30% for the three-month period ended September 30, 2003 from 28% for the three-month period ended September 30, 2002.

EBITDA as adjusted increased to $49.9 million for the nine-month period ended September 30, 2003 from $41.4 million for the nine-month period ended September 30, 2002, an increase of $8.5 million, or 20%. As a percentage of net revenue, EBITDA as adjusted increased to 28% for the nine-month period ended September 30, 2003 from 26% for the nine-month period ended September 30, 2002.

We currently anticipate that EBITDA as adjusted will increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating expenses, selling, general and administrative expenses and corporate expenses.

Broadcast cash flow means operating income before corporate expenses, loss on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash loss on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility as currently amended, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of total debt to operating cash flow having exceeded 6.75 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of total indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of total indebtedness to each of operating cash flow and consolidated cash flow as of September 30, 2003 and 2002 were 5.8 to 1 and 5.6 to 1, respectively.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. For a reconciliation of each of broadcast cash flow and EBITDA as adjusted to net income (loss), their most directly comparable GAAP financial measure, please see page 17.

Cash Flow

Net cash flow provided by operating activities increased to $22.5 million for the nine-month period ended September 30, 2003 from $21.8 million for the nine-month period ended September 30, 2002.

Net cash flow used in investing activities decreased to $98.3 million for the nine-month period ended September 30, 2003 from $118.7 million for the nine-month period ended September 30, 2002. The cash portion of our acquisition of media assets for the nine-month period ended September 30, 2003 was $103.3 million, consisting of three radio stations in the greater Los Angeles,

California area, five low-power television stations in Santa Barbara, California, one low-power television station in Hartford, Connecticut and one permit to build a low-power station in San Diego, California. Additionally, we made other capital expenditures of $13.0 million. We received $18.0 million in cash from the disposition of our publishing operations.

Net cash flow provided by financing activities decreased to $74.9 million for the nine-month period ended September 30, 2003 from $90.0 million for the nine-month period ended September 30, 2002. During the nine-month period ended September 30, 2003, we borrowed $100 million under our bank facility for the acquisition of substantially all of the assets of three radio stations in the greater Los Angeles, California area from Big City Radio. We also received net proceeds of $1.0 million from the exercise of stock options issued under our 2000 Omnibus Equity Incentive Plan and from the sale of shares issued under our 2001 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. We made net payments on long-term liabilities in the amount of $25.5 million and paid bank financing fees of $0.5 million related to our acquisition of the Big City Radio assets.

During the remainder of 2003, we anticipate that our capital expenditures will be approximately $7 million, including approximately $0.4 million in digital television capital expenditures. We anticipate paying for these capital expenditures out of net cash flow from operations.

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

Our material contractual obligations at September 30, 2003 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior subordinated notes	$225,000	$—	$—	$—	$225,000
Series A preferred stock (1)	143,482	—	143,482	—	—
Bank credit facility and other borrowings	155,276	1,002	2,256	149,000	3,018
Media research and ratings providers (2)	25,259	7,920	14,211	3,128	—
Operating leases (2)(3)	73,000	8,600	16,900	13,300	34,200

Total contractual obligations	$622,017	$17,522	$176,849	$165,428	$262,218

(1)	Please see “Series A Mandatorily Redeemable Convertible Preferred Stock” above.
(2)	Operating leases includes amounts committed for a lease entered into as of March 12, 2003, for office space in Los Angeles to accommodate the anticipated relocation of our Radio Division’s headquarters from Campbell, California in the fourth quarter of 2003. Otherwise, the amounts committed for media research and ratings providers and for operating leases are as of December 31, 2002.
(3)	Does not include month-to-month leases.

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

On April 4, 2001, our Board of Directors adopted the Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences August 15 and concludes the following February 14. As of September 30, 2003, approximately 227,839 shares had been purchased under the Employee Stock Purchase Plan.

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

Interest Rates

Our revolving facility loan bears interest at a variable rate at LIBOR (1.125% as of September 30, 2003) plus a margin ranging from 0.875% to 3.25% based on our leverage. As of September 30, 2003, we had $147 million of variable rate bank debt outstanding. Our bank credit facility requires us to maintain interest rate swap agreements for at least two years when our total debt ratio is greater than 4.5 to 1. Effective March 31, 2003, we entered into a no-fee interest rate swap agreement covering 50% of the outstanding balance under our bank credit facility. This agreement provides for a LIBOR-based rate floor of 1% and rate ceiling of 6% for up to $82.5 million of the outstanding amount under our bank credit facility. The agreement terminates on March 31, 2005. Because this portion of our long-term debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates.

In the event that the LIBOR rate falls below 1%, we would still have to pay the floor rate of 1% plus the margin based on our leverage at such time. The fair market value of the swap would be recorded as a liability on the balance sheet and interest expense on the income statement.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are attached hereto and filed herewith:

3.1	Certificate of Designations, Preferences and Rights of Series U Preferred Stock of Entravision Communications Corporation

4.1	Exchange Agreement, dated as of September 22, 2003, by and between Entravision Communications Corporation and Univision Communications Inc.

10.1	Fourth Amendment to Credit Agreement, dated as of September 19, 2003, among Entravision Communications Corporation, the Lenders (as defined therein), Union Bank of California, N.A., Credit Suisse First Boston, The Bank of Nova Scotia and Fleet National Bank

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed three Current Reports on Form 8-K with the SEC during the quarter ended September 30, 2003:

(i)	a Current Report on Form 8-K filed on July 3, 2003, attaching the press release announcing the sale of our publishing assets;

(ii)	a Current Report on Form 8-K filed on July 9, 2003, attaching the transcript of a television interview with Walter F. Ulloa, the Company’s Chairman and Chief Executive Officer; and

(iii)	a Current Report on Form 8-K filed on August 7, 2003, attaching the press release announcing our financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ JOHN F. DELORENZO
John F. DeLorenzo Executive Vice President, Treasurer and Chief Financial Officer

Dated: November 13, 2003