Form 10-K
period 2003-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2004-03-15
CIK 1109116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2003 was approximately $636,617,130 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 9, 2004, there were 59,487,943 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding and 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders scheduled to be held on May 26, 2004 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 25 below.

ITEM 1. BUSINESS

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

Overview

Entravision Communications Corporation and its wholly owned subsidiaries, or Entravision, is a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 80% of all Hispanics in the United States. We own and/or operate 45 primary television stations, a majority of which is located in the southwestern United States, including the U.S./Mexican border markets. Our television stations consist primarily of affiliates of the two television networks of Univision, serving 20 of the top 50 Hispanic markets in the United States. We are the largest Univision-affiliated television group in the United States. Univision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours.

We own and operate one of the largest groups of Spanish-language radio stations in the United States. We own and/or operate 57 radio stations in 22 U.S. markets, including Spanish-language stations in Los Angeles, San Francisco, Dallas-Ft. Worth, Phoenix and McAllen. Our radio stations consist of 42 FM and 15 AM stations located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Our outdoor advertising operations consist of approximately 10,900 advertising faces located primarily in high-density Hispanic communities in Los Angeles and New York.

We generate revenue from sales of national and local advertising time on television and radio stations and advertising on our billboards. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when outdoor advertising services are provided. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record commissions as deductions from gross revenue.

Our net revenue for the year ended December 31, 2003 was $238 million. Of that amount, revenue generated by our television segment accounted for 51%, revenue generated by our radio segment accounted for 36% and revenue generated by our outdoor segment accounted for 13%.

Our primary expenses are employee compensation, including commissions paid to our sales staffs and our national representative firms, marketing, promotion and selling, technical, local programming, engineering and general and administrative. Our local programming costs for television consist principally of costs related to producing a local newscast in most of our markets.

Until July 3, 2003, we also operated a publishing segment consisting of the Spanish-language newspaper El Diario/la Prensa. On that date, we sold substantially all of the assets and certain specified liabilities related to that segment to CPK NYC, LLC for aggregate consideration of approximately $19.9 million, consisting of $18.0 million in cash and an unsecured, subordinated five-year note in the principal amount of $1.9 million. We used the cash proceeds from this disposition to repay a portion of the indebtedness then outstanding under our bank credit facility.

About Our Company

Our principal executive offices are located at 2425 Olympic Boulevard, Suite 6000 West, Santa Monica, California 90404, and our telephone number is (310) 447-3870. Our corporate website is www.entravision.com.

We were organized as a Delaware limited liability company in January 1996 to combine the operations of our predecessor entities. On August 2, 2000, we completed a reorganization from a limited liability company to a Delaware corporation. On August 2, 2000, we also completed an initial public offering of our Class A common stock, which is listed on The New York Stock Exchange under the trading symbol “EVC.”

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

Also pursuant to Univision’s agreement with DOJ, in September 2003 Univision exchanged all of its shares of our Class A and Class C common stock that it previously owned for shares of our new Series U preferred stock. This exchange does not change Univision’s overall equity interest in our company, nor does it have any impact on our existing television station affiliation agreements with Univision. The Series U preferred stock has limited voting rights, does not include the right to elect directors and is automatically convertible into shares of our Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision. The Series U preferred stock is also mandatorily convertible into common stock when and if we create a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference). We currently anticipate creating such a new class of common stock during the second quarter of 2004, subject to obtaining stockholder approval at our 2004 Annual Meeting of Stockholders scheduled to be held on May 26, 2004.

As the holder of all of our issued and outstanding Series U preferred stock, Univision currently has the right to approve any merger, consolidation or other business combination involving our company, any dissolution of our company and any assignment of the FCC licenses for any of our Univision-affiliated television stations. For a discussion of various risks related to our relationship with Univision, please see “Risk Factors,” beginning at page 25 below.

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

Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. According to Census 2000 data, over 35 million Hispanics live in the United States, accounting for approximately 13% of the total U.S. population. A July 2002 update from the U.S. Census Bureau estimated that the U.S. Hispanic population has already climbed to 38.8 million. The overall Hispanic population is growing at approximately seven times the rate of the non-Hispanic population in the United States and is expected to grow to 66.1 million (19.5% of the total U.S. population) by 2022. Approximately 54% of the total future growth in the U.S. population through 2022 is expected to come from the Hispanic community.

Spanish-Language Use. Approximately 71% of all Hispanics in the United States speak some Spanish at home. The number of Hispanics that speak some Spanish at home is expected to grow from 28.5 million in 2003 to 43.3 million in 2022. We believe that the strong Spanish-language use among Hispanics indicates that Spanish-language media will continue to be an important source of news, sports and entertainment for Hispanics and an important vehicle for marketing and advertising.

Increasing Hispanic Buying Power. The Hispanic population in the United States accounted for total consumer expenditures of approximately $570 billion in 2003, an increase of 166% since 1990. Hispanics are expected to account for approximately $1 trillion in consumer expenditures by 2010, and by 2022 Hispanics are expected to account for approximately $2.8 trillion in consumer expenditures (14% of total U.S. consumer spending). Hispanic buying power is expected to grow at approximately six times the rate of the Hispanic population growth by 2022. We believe that these factors make Hispanics an attractive target audience for many major U.S. advertisers.

Attractive Profile of Hispanic Consumers. We believe that the demographic profile of the Hispanic audience makes it attractive to advertisers. We believe that the larger size and younger age of Hispanic households (averaging 3.6 persons and 27.2 years of age as compared to the non-Hispanic average of 2.5 persons and 36.2 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 15% more per year than the average U.S. household on food at home, 75% more on children’s clothing, 38% more on footwear and 35% more on laundry and household cleaning products. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

Spanish-Language Advertising. Nearly $2.8 billion of total advertising expenditures in the United States were placed in Spanish-language media in 2003, of which approximately 86% was placed in Spanish-language television and radio advertising. We believe that major advertisers have found that Spanish-language media is a more cost-effective means to target the growing Hispanic audience than English-language media.

Business Strategy

We seek to increase our advertising revenue through the following strategies:

Effectively Use Our Networks and Media Brands. We are the largest Univision television affiliate group for Univision’s primary network, as well as its TeleFutura network, which was launched in January 2002. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represent an approximately 82% share of the U.S. Spanish-language network television prime time audience as of December 2003. Univision makes its networks’ Spanish-language programming available to our television stations 24-hours a day, including a prime time schedule on its primary network of substantially all first-run programming throughout the year.

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

We operate our radio network using four primary formats designed to appeal to different listener tastes. We format the programming of our network and radio stations in an effort to capture a substantial share of the U.S. Hispanic audience. In markets where competing stations already offer programming similar to our four primary formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners.

Invest in Media Research and Sales. We believe that continued use of reliable ratings and surveys will allow us further to increase our advertising rates. We use industry ratings and surveys, including Nielsen Media Research, Arbitron and the Traffic Audit Bureau, to provide a more accurate measure of our consumers. We believe that our focused research and sales efforts will enable us to continue to achieve significant revenue growth.

Continue to Benefit from Strong Management. We believe that we have one of the most experienced management teams in the industry. Walter Ulloa, our co-founder, Chairman and Chief Executive Officer, Philip Wilkinson, our co-founder, President and Chief Operating Officer, John DeLorenzo, our Executive Vice President and Chief Financial Officer, Jeffery Liberman, the President of our Radio Division, and Chris Young, the President of our Outdoor Division, have an average of more than 20 years of media experience. We intend to continue to build and retain our key management personnel and to capitalize on their knowledge and experience in the Spanish-language markets.

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

Take Advantage of Market Cross-Selling and Cross-Promotion. We believe that our uniquely diversified asset portfolio provides us with a competitive advantage in targeting the Hispanic consumer. In many of our markets, we offer advertisers the ability to reach potential customers through a combination of television, radio and outdoor advertising. Currently, we operate some combination of television, radio and outdoor advertising in 11 markets. Where possible, we also combine our television and radio operations and management to create synergies and achieve cost savings.

Target Other Attractive Hispanic Markets and Fill-In Acquisitions. We believe that our knowledge of, and experience with, the Hispanic marketplace will enable us to continue to identify acquisitions in the television, radio and outdoor advertising markets. Since our inception, we have used our management expertise, programming and brand identity to improve our acquired media properties. Please see “Acquisition and Disposition Strategies” below.

Acquisition and Disposition Strategies

Our acquisition strategy focuses on increasing our presence in those markets in which we already compete, as well as expanding our operations into U.S. Hispanic markets where we do not own properties. We target the fastest growing and highest density U.S. Hispanic markets. These include many markets in the southwestern United States, including Texas and the various other markets along the U.S./Mexican border. In addition, we pursue other acquisition opportunities in key strategic markets, or those which otherwise support our long-term growth plans.

One of our goals is to continue to create and grow media “clusters” within these target markets, featuring both Univision and TeleFutura television stations, together with a strong radio presence. We believe that these clusters provide unique cross-selling and cross-promotional opportunities, making Entravision an attractive option for advertisers wishing to reach the U.S. Hispanic consumer. Accordingly, in addition to targeting stations in U.S. Hispanic markets where we do not own properties, we focus on potential acquisitions of additional stations in our existing markets, particularly radio stations in those markets where we currently have only television stations.

In the past year, we made several acquisitions in furtherance of the strategy outlined above. These acquisitions demonstrate our continued efforts to target strategic U.S. Hispanic markets and to fill out our existing media clusters with additional quality assets:

•	in January 2003, we acquired the assets of television stations KTSB-LP, K10OG, K17GD, K28FK and K35ER in Santa Barbara, California from Univision for approximately $2.5 million, giving us both a Univision affiliate and a TeleFutura affiliate in the Santa Barbara market;

•	in April 2003, we acquired the assets of KSSC-FM, KSSD-FM and KSSE-FM in Los Angeles, California from Big City Radio for $100 million in cash and approximately 3.77 million shares of our Class A common stock, giving us six FM radio stations in the greater Los Angeles market; and

•	in July 2003, we acquired a permit to build a low-power television station in San Diego, California for approximately $1.8 million, which, once the station is built, will give us both a Univision affiliate and a TeleFutura affiliate in the San Diego market, as well as a Telemundo affiliate, a UPN affiliate and a Fox affiliate (which we operate under a marketing and sales arrangement).

In a strategic effort to focus our resources on strengthening existing clusters and expanding into new U.S. Hispanic markets, we regularly review our portfolio of media properties and seek to divest non-core assets in markets where we do not see the opportunity to grow to scale and build out full clusters. In addition to selling our publishing operations as described above, we made several dispositions in the past year in radio markets where we were limited in our ability to grow or otherwise determined that a media property was not core to our business:

•	in December 2003, we entered into a definitive agreement to sell radio station KRVA-AM in the Dallas, Texas market for approximately $3.5 million in cash;

•	in January 2004, we entered into definitive agreements to sell radio stations WNDZ-AM, WRZA-FM and WZCH-FM in the Chicago, Illinois market for an aggregate of approximately $29 million in cash; and

•	in February 2004, we sold radio station KZFO-FM in the Fresno, California market to Univision for approximately $8 million in cash.

We have a history of net losses that may impact, among other things, our ability to implement our growth strategies. Although we had a net profit for the year ended December 31, 2003, we had net losses of approximately $10.6 million and $65.8 million for the years ended December 31, 2002 and 2001, respectively. Please see “Risk Factors,” beginning at page 25.

Television

Overview

We own and/or operate Univision-affiliated television stations in 20 of the top 50 Hispanic markets in the United States. Our television operations are the largest affiliate group of the Univision networks. Univision’s primary network is the leading Spanish-language network in the United States, reaching 97% of all Hispanic households. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represent an approximately 82% share of the U.S. Spanish-language network television prime time audience as of December 2003. Univision’s networks make available to our Univision-affiliated stations 24-hours a day of Spanish-language programming. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

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

TeleFutura Network Programming. In January 2002, Univision launched a new 24-hour general-interest Spanish-language broadcast network, TeleFutura, to meet the diverse preferences of the multi-faceted U.S. Hispanic community. TeleFutura’s programming includes sports (including live boxing, soccer and a nightly wrap-up at 11 p.m. similar to ESPN’s programming), movies (including a mix of English-language movies dubbed in Spanish) and novelas not run on Univision’s primary network, as well as reruns of popular novelas broadcast on Univision’s primary network. TeleFutura offers U.S. Hispanics an alternative to traditional Spanish-language broadcast networks and targets younger U.S. Hispanics who currently watch both English-language and Spanish-language programming.

Entravision Local Programming. We believe that our local news brands our stations in our television markets. We shape our local news to relate to and inform our target audiences. In nine of our television markets, our local news is ranked first regardless of language in its designated time slot among viewers 18-34 years of age. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets. In several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

Network Affiliation Agreements. Substantially all of our television stations are Univision-affiliated television stations. Our network affiliation agreements with Univision provide certain of our stations with the exclusive right to broadcast Univision’s primary network and TeleFutura programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under the affiliation agreements, we generally retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, and approximately four and a half minutes per hour of the available advertising time on the TeleFutura network. Those allocations are subject to adjustment from time to time by Univision.

Our network affiliation agreement with the United Paramount Network, or UPN, gives us the right to provide UPN network programming for a ten-year period expiring in October 2009 on XUPN-TV serving the Tecate/San Diego market. A related participation agreement grants UPN a 20% interest in the appreciation of XUPN-TV above $35 million upon certain liquidity events as defined in the agreement.

XHAS-TV broadcasts Telemundo Network Group LLC, or Telemundo, network programming serving the Tijuana/San Diego market pursuant to a network affiliation agreement. Our network affiliation agreement with Telemundo gives us the right to provide Telemundo network programming for a six-year period expiring in July 2007 on XHAS-TV serving the Tijuana/San Diego market. The affiliation agreement grants Telemundo a 20% interest in the appreciation of XHAS-TV above $31 million, plus capital expenditures and certain other adjustments, upon certain liquidity events as defined in the agreement. We also granted Telemundo an option to purchase our ownership interest in KTCD-LP at a purchase price equal to our cost for such interest.

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

Long-Term Time Brokerage Agreements. We operate both XUPN-TV, Channel 13, the UPN network affiliate serving the Tecate, Baja California, Mexico market, and XHAS-TV, Channel 33, the Telemundo network affiliate serving the Tijuana/San Diego market under long-term time brokerage agreements. Under those agreements, we provide the programming and related services available on these stations, but the stations retain absolute control of the content and other broadcast issues. These long-term time brokerage agreements expire in 2008 and 2030, respectively, and each provides for automatic, perpetual 30-year renewals unless both parties consent to termination. Each of these agreements provides for substantial financial penalties should the other party attempt to terminate prior to its expiration without our consent, and they do not limit the availability of specific performance as a remedy for any such attempted early termination.

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel(1)	Programming

Harlingen-Weslaco- Brownsville-McAllen, Texas	10	297,390	243,240	81.8%	KNVO-TV, Channel 48	Univision

Albuquerque-Santa Fe, New Mexico	11	633,500	220,820	34.9%	KLUZ-TV, Channel 41 KTFQ-TV, Channel 14 (2) KTFA-LP, Channel 48	Univision TeleFutura Home Shopping Network

San Diego, California	12	1,029,210	209,530	20.4%	KBNT-CA, Channel 17 (3) KHAX-LP, Channel 49 KDTF-LP, Channel 36 KTCD-LP, Channel 46	Univision Univision TeleFutura Telemundo

El Paso, Texas	14	283,870	199,650	70.3%	KINT-TV, Channel 26 KTFN-TV, Channel 65	Univision TeleFutura

Denver-Boulder, Colorado	16	1,399,100	183,740	13.1%	KCEC-TV, Channel 50 K43FN, Channel 43 KTFD-TV, Channel 14 (2) KDVT-LP, Channel 36	Univision Univision TeleFutura TeleFutura

Washington, D.C.	18	2,224,070	134,590	6.1%	WMDO-CA, Channel 47 (3) WFDC-TV, Channel 14 (2) WJAL-TV, Channel 68	Univision TeleFutura English-Language

Orlando-Daytona Beach- Melbourne, Florida	19	1,263,900	130,230	10.3%	WVEN-TV, Channel 26 WVCI-LP, Channel 16 W46DB, Channel 46 WOTF-TV, Channel 43 (2)	Univision Univision Univision TeleFutura

Tampa-St. Petersburg (Sarasota), Florida	20	1,644,270	128,300	7.8%	WVEA-TV, Channel 62 WFTT-TV, Channel 50 (2) WVEA-LP, Channel 46	Univision TeleFutura Home Shopping Network

Boston, Massachusetts	21	2,391,830	115,550	4.8%	WUNI-TV, Channel 27 WUTF-TV, Channel 66 (2)	Univision TeleFutura

Corpus Christi, Texas	24	194,040	99,520	51.3%	KORO-TV, Channel 28 KCRP-CA, Channel 41 (3)	Univision TeleFutura

Las Vegas, Nevada	25	601,700	98,060	16.3%	KINC-TV, Channel 15 KNTL-LP, Channel 47 KWWB-LP, Channel 45 KELV-LP, Channel 27	Univision Univision Univision TeleFutura

Hartford-New Haven, Connecticut	28	1,001,320	72,580	7.2%	WUVN-TV, Channel 18 WUTH-CA, Channel 47 (3)	Univision TeleFutura

Monterey-Salinas-Santa Cruz, California	29	226,380	64,640	28.6%	KSMS-TV, Channel 67 KDJT-CA, Channel 33 (3)	Univision TeleFutura

Laredo, Texas	34	60,210	55,240	91.7%	KLDO-TV, Channel 27	Univision

Yuma, Arizona-El Centro, California	35	99,290	50,950	51.3%	KVYE-TV, Channel 7 KAJB-TV, Channel 54 (2)	Univision TeleFutura

Colorado Springs-Pueblo, Colorado	36	309,960	46,920	15.1%	KGHB-CA, Channel 27 (3)	Univision

Odessa-Midland, Texas	37	133,170	46,660	35.0%	KUPB-TV, Channel 18	Univision

Santa Barbara-Santa Maria- San Luis Obispo, California	39	230,400	45,210	19.6%	KPMR-TV, Channel 38 K10OG, Channel 10 K17GD, Channel 17 K28FK, Channel 28 K35ER, Channel 35 KTSB-LP, Channel 43	Univision TeleFutura TeleFutura TeleFutura TeleFutura TeleFutura

Lubbock, Texas	40	152,090	43,290	28.5%	KBZO-LP, Channel 51	Univision

Palm Springs, California	45	125,270	39,240	31.3%	KVER-CA, Channel 4 (3) KVES-LP, Channel 28 KEVC-CA, Channel 5 (3)	Univision Univision TeleFutura

Reno, Nevada	56	242,080	26,420	10.9%	KNVV-LP, Channel 41 KNCV-LP, Channel 48	Univision Univision

Springfield-Holyoke, Massachusetts	57	260,880	25,280	9.7%	WHTX-LP, Channel 43	Univision

San Angelo, Texas	78	53,980	14,540	26.9%	KEUS-LP, Channel 31 KANG-CA, Channel 41 (3)	Univision TeleFutura

Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XUPN-TV, Channel 49 (4)	UPN

Tijuana, Mexico (San Diego)	—	—	—	—	XHAS-TV, Channel 33 (4) XETV-TV, Channel 6 (2)	Telemundo Fox

Source: Nielsen Media Research 2004 universe estimates.

(1)	With the exception of KUPB-TV, Odessa-Midland, Texas, the FCC has granted to each of our owned full-service analog television stations a paired channel to deliver our programming on a digital basis. These paired channel authorizations will remain in place until such time as we are required to operate solely on a digital basis. With the exception of KCEC-TV, Denver, Colorado and WJAL-TV, Hagerstown, Maryland, we are currently broadcasting on all of the paired digital stations pursuant to FCC authorizations that allow us to do so using facilities at lower power levels than our FCC permits otherwise call for. We will commence digital operations in Denver and Hagerstown following the issuance of necessary authorizations from the FCC.
(2)	We run the sales and marketing operations of this station under a marketing and sales arrangement.
(3)	“CA” in call letters indicates station is under Class A television service.
(4)	We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. We provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.

Television Advertising

Substantially all of the revenue from our television operations is derived from local, national and network advertising.

Local. Local advertising revenue is generated from commercial airtime and is sold directly by the station to an in-market advertiser or its agency. In 2003, local advertising accounted for approximately 51% of our total television revenue.

National. National advertising revenue represents commercial time sold to a national advertiser within a specific market by Univision, our national representative firm. For these sales, Univision is paid a 15% commission on the net revenue from each sale (gross revenue less agency commission). We target the largest national Spanish-language advertisers that collectively purchase the greatest share of national advertisements through Univision. The Univision representative works closely with each station’s national sales manager. This has enabled us to secure major national advertisers, including Ford Motor Company, General Motors, Nissan, Verizon, Dodge, SBC, Jack in the Box, McDonald’s, Wal-Mart, Toyota and Bank of America. We also added significant new national advertising accounts in 2003, including Nextel, Reliant Energy, Comcast, Citibank, ALLTEL, Isuzu and CompUSA. We have a similar national advertising representative arrangement with Telemundo. XUPN/XETV are represented by Blair Television Inc. In 2003, national advertising accounted for approximately 48% of our total television revenue.

Network. Network compensation represents compensation for broadcasting network programming in two television markets. In 2003, network advertising accounted for approximately 1% of our total television revenue.

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

Nielsen ratings provide advertisers with the industry-accepted measure of television viewing. Nielsen offers a general market service measuring all television household viewing, as well as a special service to specifically measure Hispanic household viewing. In recent years, Nielsen has introduced improved methodology to its general market service that may more accurately measure Hispanic viewing by using language spoken in the home in its metered market sample. Nielsen has also committed to add weighting by language as part of it metered market methodology. Of the metered markets in which we operate, to date only Albuquerque and San Diego have qualified for this weighting, although we believe that others may qualify in future years. We believe that this new methodology will result in ratings gains in those markets, allowing us further to increase our advertising rates and narrow any disparities that have historically existed between English-language and Spanish-language advertising rates. We have made significant investments in experienced sales managers and account executives and have provided our sales professionals with research tools to continue to attract major advertisers.

The Nielsen rating services that we use are described below:

•	Nielsen Hispanic Station Index. This service measures Hispanic household viewing at the local market level. Each sample also reflects the varying levels of language usage by Hispanics in each market in order to reflect more accurately the Hispanic household population in the relevant market. Nielsen Hispanic Station Index only measures the audience viewing of Hispanic households, that is, households where the head of the household is of Hispanic descent or origin. Although this offers improvements over previous measurement indices, we believe that it still under-reports the number of viewers watching our programming because we have viewers who do not live in Hispanic households.

•	Nielsen Station Index. This service measures local station viewing of all households in a specific market. We buy these reports in most of our markets to measure our viewing against both English- and Spanish-language competitors. This ratings service, however, is not language-stratified and generally under-represents Spanish-speaking households. As a result, we believe that this typically under-reports viewing of Spanish-language television. Despite this limitation, the Nielsen Station Index demonstrates that many of our full-power broadcast stations achieve total market ratings that are fully comparable with their English-language counterparts, with five of our full-power television stations ranking as the top station in their respective markets in prime time among viewers 18-34 years of age.

Television Competition

We face intense competition in the broadcasting business. In each local television market, we compete for viewers and revenue with other local television stations, which are typically the local affiliates of the four principal English-language television networks, NBC, ABC, CBS and Fox and, in certain cities, UPN and the WB. In certain markets (other than San Diego), we also compete with the local affiliates or owned and operated stations of Telemundo, the Spanish-language television network that was acquired by NBC in 2002, as well as TV Azteca, the second largest producer of Spanish-language programming in the world.

We also directly or indirectly compete for viewers and revenue with both English- and Spanish-language independent television stations, other video media, suppliers of cable television programs, direct broadcast systems, newspapers, magazines, radio and other forms of entertainment and advertising. In addition, in certain markets we operate radio stations that indirectly compete for local and national advertising revenue with our television business.

We believe that our primary competitive advantage is the quality of the programming we receive through our affiliation with Univision. Over the past five years, Univision’s programming has consistently ranked first in prime time television among all U.S. Hispanic adults. In addition, Univision’s primary network has maintained superior audience ratings among all U.S. Hispanic households when compared to both Spanish-language and English-language broadcast networks, as shown by the historical Nielsen ratings below:

Network	1998-1999	1999-2000	2000-2001	2001-2002	2002-2003
Univision	23.1	20.4	19.6	19.4	18.1
TeleFutura	—	—	—	2.0	2.9
ABC	4.7	5.1	4.2	3.5	3.6
CBS	3.3	3.4	3.4	3.0	2.9
NBC	4.6	4.7	4.0	3.9	3.4
Fox	6.0	5.2	5.3	4.6	4.7
Telemundo	2.5	4.0	4.9	5.3	4.4

Source: NHTI (full broadcast seasons)

Because of the strength of the programming supplied to us by Univision, each of our stations broadcasting Univision’s primary network is ranked number one in its market among Hispanic adults.

NBC-owned Telemundo is the second-largest Spanish-language television network in the United States. As of December 31, 2003, Telemundo had total coverage reaching approximately 91% of all Hispanic households in its markets.

We also benefit from operating in three different media: television, radio and outdoor advertising. While we have not engaged in any significant cross-selling program, we do take advantage of opportunities for cross-promotion of our stations and other media outlets.

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

Some of our competitors have more stations than we have, and may have greater resources than we do. While we compete for acquisitions effectively within many markets and within a broad price range, our larger competitors nevertheless may price us out of certain acquisition opportunities.

Radio

Overview

We own and/or operate 57 radio stations, 56 of which are located in the top 50 Hispanic markets in the United States. Our radio stations broadcast into markets with an aggregate of approximately 54% of the Hispanic population in the United States. Our radio operations combine network programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with independent programming.

Radio Programming

Radio Network. Through our radio network, we broadcast into markets with an aggregate of approximately 20 million U.S. Hispanics. Our network allows advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner and at a cost that is generally lower than our English-language counterparts. During the second half of 2003 and the first quarter of 2004, we completed the move of our radio network facility from the San Jose, California area to Los Angeles, the nation’s largest Hispanic market and the heart of the entertainment industry in the United States.

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

In addition, in markets where competing stations already offer programming similar to our four primary formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners:

•	in the Los Angeles and San Francisco markets, we offer a Cumbia format—a country-style Mexican dance music performed by groups—targeting primarily male Hispanic listeners 18-34 years of age;

•	also in the Los Angeles market, we program Alternative Gold, an English-language alternative rock format targeting primarily male listeners 25-54 years of age;

•	in the McAllen, Texas market, our bilingual Tejano format—a musical blend from the northern Mexican border states with influences from Texan country music—targets primarily Hispanic listeners 18-34 years of age;

•	in the Dallas-Ft. Worth market, we program a Grupo format featuring Mexican romantic ballads that targets primarily Hispanic listeners 18-49 years of age; and

•	in the Sacramento market, our English-language oldies format targets primarily listeners 25 years of age and older.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and/or operated radio stations and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format

Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	Cumbia Alternative Rock (English) (1)(2) Alternative Rock (English) (1)(2) Super Estrella (1) Super Estrella (1) Super Estrella (1)

Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (3)

Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	Time Brokered (3)

Chicago, Illinois	5	WRZA-FM WZCH-FM WNDZ-AM	99.9 103.9 750	MHz MHz kHz	Super Estrella (1)(4) Super Estrella (1)(4) Time Brokered (3)(4)

Dallas-Ft. Worth, Texas	6	KTCY-FM KZMP-FM KKDL-FM KZMP-AM KRVA-AM	101.7 104.9 106.7 1540 1600	MHz MHz MHz kHz kHz	Super Estrella Grupo/Cumbia (1) Rhythmic Dance (English) Grupo/Cumbia (1) Time Brokered (3)(4)

San Francisco-San Jose, California	7	KBRG-FM KLOK-AM	100.3 1170	MHz kHz	Radio Romantica Cumbia

Phoenix, Arizona	9	KLNZ-FM KDVA-FM KVVA-FM KMIA-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	Radio Tricolor Radio Romantica (1) Radio Romantica (1) La Consentida

Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Tejano Latin Adult Contemporary Adult Contemporary (English)

Albuquerque-Santa Fe, New Mexico	11	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	Radio Tricolor La Consentida

Sacramento, California Stockton, California Modesto, California	13	KRCX-FM KCCL-FM KRRE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz kHz MHz MHz	Radio Tricolor Oldies (English) Radio Romantica Radio Tricolor La Consentida Super Estrella Radio Romantica

El Paso, Texas	14	KOFX-FM KINT-FM KHRO-FM KSVE-AM KBIV-AM	92.3 93.9 94.7 1150 1650	MHz MHz MHz kHz kHz	Oldies (English) Mexican Regional Alternative Rock (English) La Consentida Country (English)

Denver-Boulder, Colorado Aspen, Colorado	16	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	Radio Romantica Radio Tricolor La Consentida Radio Tricolor

Tucson/Nogales, Arizona	23	KZNO-FM KZLZ-FM	98.3 105.3	MHz MHz	Radio Tricolor (5) Radio Tricolor

Las Vegas, Nevada	25	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	Super Estrella Radio Tricolor

Monterey-Salinas-Santa Cruz, California	29	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	Radio Tricolor Super Estrella La Consentida

Yuma, Arizona-El Centro, California	35	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	Super Estrella Radio Tricolor Country (English)

Lubbock, Texas	40	KBZO-AM	1460	kHz	Radio Tricolor

Palm Springs, California	45	KLOB-FM	94.7	MHz	Radio Romantica

Reno, Nevada	56	KRNV-FM	102.1	MHz	Radio Tricolor

Market rank source: Nielsen Media Research 2004 universe estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a joint sales agreement under which we grant to a third party the right to sell advertising time on the station but we retain control over the station’s operations and programming.
(3)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.
(4)	We have entered into a definitive agreement to sell this station and anticipate that such sale will be consummated during the first or second quarter of 2004.
(5)	Operated pursuant to a time brokerage agreement under which a third party grants to us the right to operate the station.

Radio Advertising

Substantially all of the revenue from our radio operations is derived from local, national and network advertising.

Local. This form of revenue refers to advertising usually purchased by a local client or agency directly from the station’s sales force. In 2003, local radio revenue accounted for approximately 73% of our total radio revenue.

National. This form of revenue refers to advertising purchased by a national client targeting a specific market. Usually this business is placed by a national advertising agency or media buying services and ordered through one of the offices of our national sales representative, Lotus/Entravision Reps LLC. Lotus/Entravision is a joint venture we entered into in August 2001 with Lotus Hispanic Reps Corp. The national accounts are handled locally by the station’s general sales manager and/or national sales manager. In 2003, national radio advertising accounted for approximately 26% of our total radio revenue.

Network. This form of revenue refers to advertising that is placed on one or all of our network formats. This business is placed as a single order and is broadcast from our network’s central location in Los Angeles, California. Network advertising can be placed by a local account executive that has a client in its market that wants national exposure. Network inventory can also be sold by corporate executives and/or by our national representative. In 2003, network radio revenue accounted for approximately 1% of our total radio revenue.

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

Each station broadcasts an optimal number of advertisements each hour, depending upon its format, in order to maximize the station’s revenue without jeopardizing its audience listenership. Our non-network stations have up to 14 minutes per hour for commercial inventory and local content. Our network stations have up to one additional minute of commercial inventory per hour. The pricing is based on a rate card and negotiations subject to the supply and demand for the inventory in each particular market and the network.

Radio Competition

Radio broadcasting is a highly competitive business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to increase our market share of overall radio advertising revenue and the economic health of the market. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast and cable television, magazines, billboard advertising, transit advertising and direct mail advertising. Our primary competitors in our markets in Spanish-language radio are Univision (which merged with Hispanic Broadcasting Corporation in September 2003) and Spanish Broadcasting System, Inc. Several of the companies with which we compete are large national or regional companies that have significantly greater resources and longer operating histories than we do.

Factors that are material to our competitive position include management experience, a station’s rank in its market, signal strength and audience demographics. If a competing station within a market converts to a format similar to that of one of our stations, or if one of our competitors upgrades its stations, we could suffer a reduction in ratings and advertising revenue in that market. The audience ratings and advertising revenue of our individual stations are subject to fluctuation and any adverse change in certain of our key radio markets could have a material adverse effect on our operations.

The radio industry is subject to competition from new media technologies that are being developed or introduced, such as:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and other digital audio broadcast formats;

•	satellite digital audio services with compact disc-quality sound, which have expanded their subscriber base and recently have introduced dedicated Spanish-language channels; and

•	In-Band On-Channel™ digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services.

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

Our outdoor portfolio complements our broadcast operations by providing local advertisers with significant coverage of the Hispanic communities in Los Angeles, New York and Fresno, California. Our outdoor advertising strategy is designed to complement our existing television and radio businesses by allowing us to capitalize on our Hispanic market expertise. The primary components of our strategy are to maximize the strengths of our inventory, continue to focus on ethnic communities and increase market penetration.

Outdoor Advertising Markets

We own and/or operate approximately 10,900 outdoor advertising faces located primarily in high density Hispanic communities in Los Angeles and New York, the two largest Hispanic markets in the United States. We also maintain the exclusive rights to market advertising on public buses in Fresno. We believe that our outdoor advertising appeals to both large and small businesses.

Los Angeles. The greater Los Angeles market has a population of approximately 16.1 million, of which 6.8 million or 42% is Hispanic. As such, Los Angeles ranks as the largest Hispanic advertising market in the United States. We own all of the 8-sheet advertising faces in Los Angeles. Substantially all of our billboard inventory in Los Angeles is located in neighborhoods where Hispanics represent a significant percentage of the local population. We believe that this coverage of the Hispanic population will continue to increase as the Hispanic community continues to grow. The Los Angeles metropolitan area has an extensive network of freeways and surface streets where the average commuter spends approximately 84 minutes per day in the car.

New York. The greater New York City area has a population of approximately 19.6 million, of which approximately 3.9 million, or 20%, is Hispanic. As such, New York ranks as the second largest Hispanic advertising market in the United States. We own substantially all of the 8-sheet and 30-sheet outdoor advertising faces in New York. We also own bulletins and larger outdoor faces in Times Square and along major highways and thoroughfares in New York’s boroughs.

Outdoor Advertising Inventory

Our inventory consists of the following types of advertising faces that are typically located on sites for which we have leases or permanent easements:

Inventory Type	Los Angeles	New York	Fresno
8-sheet posters	5,756	3,256	200
30-sheet posters	—	1,040	—
City-Lights	250	—	—
Wall-Scapes	5	145	—
Bulletins	13	150	—
Transit Vehicles	—	—	107

Total	6,024	4,591	307

8-sheet posters are generally six feet high by 12 feet wide. Due to the smaller size of this type of billboard, 8-sheet posters are often located in densely populated or fast growing areas where larger signs do not fit or are not permitted, such as parking lots and other tight areas. Accordingly, most of our 8-sheet posters are concentrated on city streets, targeting both pedestrian and vehicular traffic and typically are sold to advertisers for periods of four weeks.

30-sheet posters are generally 12 feet high by 25 feet wide and are the most common type of billboard. Lithographed or silk-screened paper sheets, supplied by the advertiser, are pre-pasted and packaged in airtight bags by the outdoor advertising company and applied, like wallpaper, to the face of the display. Like the 8-sheets, our 30-sheet posters are concentrated on city streets, targeting both pedestrian and vehicular traffic and typically are sold to advertisers for periods of four weeks.

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

Transit Advertising is our newest form of outdoor advertising inventory and consists of advertising panels placed directly on public buses. We market this type of advertising product only in Fresno, California, where we maintain exclusive rights through a franchise agreement to sell advertising space on nearly all of Fresno’s 107 public buses until January 4, 2005, with a potential extension of that agreement for an additional year thereafter.

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

In each of our markets, we employ salespeople who sell both local and national advertising. Our 2003 outdoor advertising revenue mix consisted of approximately 72% national advertisers and 28% local advertisers. We believe that our local sales force is crucial to maintaining relationships with key advertisers and agencies and identifying new advertisers.

Outdoor Advertising Competition

We compete in each of our outdoor markets with other outdoor advertisers including Viacom, Clear Channel, Regency Outdoor Advertising and Van Wagner Communications. Many of these competitors have a larger national network and greater total resources than we have. In addition, we also compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains and buses. In competing with other media, outdoor advertising relies on its relative cost efficiency and its ability to reach a segment of the population with a particular set of demographic characteristics within that market.

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

Employees

As of December 31, 2003, we had approximately 1,120 full-time employees, including 651 full-time employees in television, 404 full-time employees in radio and 65 full-time employees in outdoor advertising. As of December 31, 2003, 19 of our full-time television employees and eight of our full-time outdoor employees were represented by labor unions that have entered into or are currently in negotiations for collective bargaining agreements with us. We believe that our relations with our employees are good.

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

A licensee’s failure to observe the requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of renewal terms of less than eight years, the grant of a license renewal with conditions or, in the case of particularly egregious violations, the denial of a license renewal application, the revocation of an FCC license or the denial of FCC consent to acquire additional broadcast properties.

Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. Such matters may include:

•	changes to the license authorization process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	technical and frequency allocation matters;

•	the implementation of digital television and radio broadcasting rules on both satellite and terrestrial bases;

•	the implementation of rules governing the carriage of local analog and/or digital television signals by direct broadcast satellite services and cable television systems;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution rules; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

Under the Communications Act, a broadcast license may not be granted to or held by persons who are not U.S. citizens, by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, or foreign governments or their representatives or by non-U.S. corporations. Thus, the licenses for our stations could be revoked if our outstanding capital stock is issued to or for the benefit of non-U.S. citizens in excess of these limitations. Our first restated certificate of incorporation restricts the ownership and voting of our capital stock to comply with these requirements.

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

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. A single owner is permitted to have two stations with overlapping signals so long as they are assigned to different markets. The FCC’s rules regarding ownership permit, however, an owner to operate two television stations assigned to the same market so long as either:

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

The FCC permits a television station owner to own one radio station in the same market as its television station. In addition, a television station owner is permitted to own additional radio stations, not to exceed the local radio ownership limits for the market, as follows:

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

The FCC rules impose a limit on the number of television stations a single individual or entity may own nationwide.

The number of radio stations an entity or individual may own in a radio market is as follows:

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

On June 2, 2003, the FCC concluded a nearly two-year review of its media ownership rules. The FCC revised its national ownership policy, modified television and cross-ownership restrictions in a given market, and changed its methodology for defining radio markets. A number of parties appealed the FCC’s June 2, 2003 decision and, as a result, the new rules have not yet been implemented. The appeal is currently before the U.S. Court of Appeals for the Third Circuit, which stayed the effective date of the new rules pending its decision. At this time, it is not clear how the Third Circuit will decide the appeal, and the future of the FCC’s ownership rules remains uncertain. Accordingly, the impact of changes in the FCC’s restrictions on how many stations a party may own, operate and/or control and on our future acquisitions and competition from other companies is difficult to predict at this time.

In the event the Third Circuit affirms the FCC’s new ownership rules, the media ownership landscape will change as follows. With regard to radio service, while the FCC determined that existing limits on local radio ownership, as described above, continue to serve the public interest, it modified the methodology for defining a radio market for the purpose of ownership caps. The FCC replaced its signal contour method of defining local radio markets in favor of a geographic market assigned by Arbitron, the private audience measurement service for radio broadcasters. For non-Arbitron markets, the FCC will conduct a rulemaking in order to define markets in a manner comparable to Arbitron’s method. In the interim, the FCC will apply a “modified contour approach,” to non-Arbitron markets. This modified approach will exclude any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area.

With regard to television service, the FCC’s new rules state:

•	In markets with five or more television stations, a licensee may own two stations, but only one of these stations may be among the top four in ratings.

•	In markets with eighteen or more television stations, a licensee may own up to three television stations, but only one of these may be among the top four in ratings.

•	Both commercial and non-commercial stations are counted in determining the number of stations in a market.

•	For markets with eleven or fewer television stations, a waiver may be sought for the merger of two top-four stations. The FCC’s decision to grant a waiver will be based on whether local communities will be better served by the merger.

With regard to the national television ownership limit, the FCC increased the national television ownership limit to 45% from 35%. Congress, however, recently enacted legislation that reduced the nationwide cap to 39%. Accordingly, a company can now own television stations collectively reaching up to a 39% share of U.S. television households. Limits on ownership of multiple local television stations still apply, even if the 39% limit is not reached on a national level.

In establishing a national cap by statute, Congress did not make mention of the FCC’s UHF discount policy, whereby UHF stations are deemed to serve only one-half of the population in their television markets. The FCC has commenced a proceeding to determine if Congress intended to alter this UHF discount policy. As the licensee of UHF television stations, the elimination or modification of the UHF discount policy could have an impact on the ability of Entravision to acquire television stations in additional markets.

With regard to cross-ownership caps, radio-television cross-ownership rules have been significantly relaxed. Under the June 2, 2003 decision, no cross-ownership is permitted in markets with three or fewer television stations. A waiver may be available if it can be shown that the television station does not serve the area served by the cross-owned radio station. In markets with between four and eight television stations, combinations are limited to one of the following:

•	A daily newspaper, one television station and up to half of the radio station limit for that market.

•	A daily newspaper and up to the entire radio station limit for that market.

•	Two television stations (subject to the local television ownership rule) and up to the entire radio station limit for that market.

For markets with nine or more television stations, the radio-television cross-ownership ban would be completely rescinded.

The future of the FCC’s new rules is made uncertain not only by the Third Circuit appeal, but also by the response of Congress to the FCC’s relaxation of existing ownership limits. As discussed above, Congress has already modified the nationwide television ownership cap.

The Communications Act requires broadcasters to serve the “public interest.” The FCC has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a broadcast station’s community of license. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from the public about a broadcast station’s programming when it evaluates the licensee’s renewal application, but complaints also may be filed and considered at any time. Stations also must follow various FCC rules that regulate, among other things, political broadcasting, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operations.

The FCC requires that licensees must not discriminate in hiring practices. It has recently released new rules that will require us to adhere to certain outreach practices when hiring personnel for our stations and to keep records of our compliance with these requirements. On March 10, 2003, the FCC’s new Equal Employment Opportunity rules went into effect. The rules set forth a three-pronged recruitment and outreach program for companies with five or more full-time employees that requires the wide dissemination of information regarding full-time vacancies, notification to requesting recruitment organizations of such vacancies, and a number of non-vacancy related outreach efforts such as job fairs and internships. Stations are required to collect various information concerning vacancies, such as the number filled, recruitment sources used to fill each vacancy, and the number of persons interviewed for each vacancy. While stations are not required to routinely submit information to the FCC, stations must place an EEO report containing vacancy-related information and a description of outreach efforts in their public file annually. Stations must submit the annual EEO public file report as part of their renewal applications, and television stations with five or more full-time employees and radio stations with more than ten employees also must submit the report midway through their license term for FCC review. Stations also must place their EEO public file report on their Internet websites, if they have one.

Beyond our compliance efforts, the new EEO rules should not materially affect our operations. Failure to comply with the FCC’s EEO rules could result in sanctions or the revocation of station licenses.

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

For the most part, we have elected “must carry” with respect to each of our full-power stations for the most-recent three-year period that commenced January 1, 2003.

Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As our stations begin broadcasting digital signals, the cable systems that carry our stations’ analog signals will not be required to carry such digital signal until we discontinue our analog broadcasting. The FCC is developing rules to govern the obligations of cable systems to carry local stations’ signals during and following the transition from analog to digital television broadcasting. While under current FCC rules, cable systems will be required to carry only one channel of digital signal from each of our stations, the FCC is considering a rule that would require cable systems to carry multiple digital services provided by digital stations. Under such a multicast must-carry requirement, if our stations were to broadcast multiple program streams within the bandwidth allotted to them by the FCC for digital broadcasting, cable operators would be required to carry all of the stations’ program streams. While a multicast must-carry requirement might enable us to take advantage of this new technology with the guarantee that our multiple programming efforts would be entitled to cable carriage, such a requirement might also subject us to increased competition from other stations seeking to add programming that competes with our programming as one or more of their additional program streams.

Time Brokerage and Joint Sales Agreements. We have, from time to time, entered into time brokerage and joint sales agreements, generally in connection with pending station acquisitions, under which we are given the right to broker time on stations owned by third parties, or agree that other parties may broker time on our stations, or we or other parties sell broadcast time on a station, as the case may be. By using these agreements, we can provide programming and other services to a station proposed to be acquired before we receive all applicable FCC and other governmental approvals, or receive such programming and other services where a third party is better able to undertake programming and/or sales efforts.

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

Under the typical joint sales agreement, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately owned and licensed station in the same market. It also involves the provision by the selling party of certain sales, accounting and services to the station whose advertising is being sold. Unlike a time brokerage agreement, the typical joint sales agreement does not involve operating the station’s program format.

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

Digital Television Services. The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and broadband data transmission.

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station have been allocated a separate channel for digital television operation. Stations are permitted to phase in their digital television operations over a period of years after which they will be required to surrender their licenses to broadcast the analog, or non-digital, television signal to the government by 2006, except that this deadline may be extended until digital television receivers reach an 85% market penetration. For a discussion of our stations’ compliance with the digital television broadcasting requirements, please see “Business—Risks Related To Our Business,” below.

Equipment and other costs associated with the transition to digital television, including the necessity of temporary dual-mode operations and the relocation of stations from one channel to another, have imposed some near-term financial costs on our television stations providing the services. The potential also exists for new sources of revenue to be derived from digital television. We cannot predict the overall effect the transition to digital television might have on our business.

Digital Radio Services. The FCC has adopted standards for authorizing and implementing terrestrial digital audio broadcasting technology, known as In-Band On-Channel™ or HD Radio, for radio stations. Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. This technology permits FM and, at present, daytime AM stations to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. We have not yet elected to acquire this technology owing to the absence of receivers equipped to receive such signals. It is unclear what effect such technology will have on our business or the operations of our radio stations.

Radio Frequency Radiation. The FCC has adopted rules limiting human exposure to levels of radio frequency radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC whether the applicant’s broadcast facility would expose people to excessive radio frequency radiation. We believe that all of our stations are in compliance with the FCC’s current rules regarding radio frequency radiation exposure.

Satellite Digital Audio Radio Service. The FCC has allocated spectrum to a new technology, satellite digital audio radio service, to deliver satellite-based audio programming to a national or regional audience. The FCC has licensed two entities, XM Radio, Inc. and Sirius Satellite Radio Inc., to provide this service. The nationwide reach of the satellite digital audio radio service allows niche programming aimed at diverse communities that we are targeting. This technology competes for audience share, but not for advertising revenue, with conventional terrestrial radio broadcasting. These competitors have both commenced operations and are offering their services nationwide.

Low-Power Radio Broadcast Service. The FCC has created a new low-power FM radio service and has granted a limited number of construction permits for such stations. The low-power FM service consists of two classes of radio stations, with maximum power levels of either 10 watts or 100 watts. The 10-watt stations will reach an area with a radius of between one and two miles, and the 100-watt stations reach an area with a radius of approximately three and one-half miles. The low-power FM stations are required to protect other existing FM stations, as currently required of full-powered FM stations.

The low-power FM service is exclusively non-commercial. It is difficult to predict what impact, if any, the new low-power FM service will have on technical interference with our stations’ signals or competition for our stations’ audiences. Due to current technical restrictions and the non-commercial ownership requirement for low-power FM stations, we expect that low-power FM service will cause little or no signal interference with our stations.

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-service stations in those markets where the satellite operators have implemented local-into-local service, although one of the satellite carriers, EchoStar/Dish Network, attempted to require its customers to install a second dish in order to receive our stations’ signals. The FCC has told this satellite carrier that it cannot utilize this second dish method of delivering our local broadcast signal to its customers, but an appeal is pending. The SHVIA expires in 2004 and we are not certain as to what actions Congress will take when it considers renewing the SHVIA. Please see “Business—Risks Related To Our Business,” below.

Regulation of Outdoor Advertising

Outdoor advertising is subject to extensive governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act of 1965, regulates outdoor advertising on federally aided primary and interstate highways. As a condition to federal highway assistance, the Highway Beautification Act requires states to restrict billboards on such highways to commercial and industrial areas and imposes certain additional size, spacing and other limitations. All states have passed state billboard control statutes and regulations at least as restrictive as the federal requirements, including removal of any illegal signs on such highways at the owner’s expense and without compensation. We believe that the number of our billboards that may be subject to removal as illegal is immaterial. No state in which we operate has banned billboards, but some have adopted standards more restrictive than the federal requirements.

Municipal and county governments generally also have sign controls as part of their zoning laws. Some local governments prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zones, size, spacing and height. The cities of Los Angeles and New York, our two major outdoor advertising markets, have each implemented or initiated billboard controls imposing taxes, fees and/or registration requirements in an effort to decrease or restrict the type or number of outdoor signs. In Los Angeles, a moratorium on the construction of new billboards remains in place, and the city recently enacted an ordinance requiring the payment of an annual fee in connection with a new billboard inspection program. We have joined with other outdoor advertising companies in litigation challenging the validity of that ordinance and the amount of the fee, and we will continue to contest such laws and regulations that may adversely affect our legal rights and unlawfully restrict the growth of our business.

Federal law does not require the removal of existing lawful billboards, but does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a federally aided primary or interstate highway. State governments have purchased and removed legal billboards for beautification in the past, using federal funding for transportation enhancement programs, and may do so in the future. Governmental authorities from time to time use the power of eminent domain to remove billboards. Thus far, we have been able to obtain satisfactory compensation for any of our billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future. Local governments do not generally purchase billboards for beautification, but some have attempted to force the removal of legal but nonconforming billboards (billboards which conformed with applicable zoning regulations when built but which do not conform to current zoning regulations) after a period of years under a concept called “amortization,” by which the governmental body asserts that just compensation is earned by continued operation over time. Although there is some question as to the legality of amortization under federal and many state laws, amortization has been upheld in some instances. We generally have been successful in negotiating settlements with municipalities for billboards required to be removed. Restrictive regulations also limit our ability to rebuild or replace nonconforming billboards. In addition, we are unable to predict what additional regulations may be imposed on outdoor advertising in the future. The outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. The outdoor industry also is protected to varying degrees by state and federal legal, including constitutional, protections on expression.

In addition to the above settlement agreements, state and local governments are also considering regulating the outdoor advertising of alcohol products. Alcohol-related advertising represented approximately 4.8% of the total revenue of our outdoor billboard business in 2003. As a matter of both company policy and industry practice (on a voluntary basis), we do not post any alcohol advertisements within a 500 square foot radius of any school, church or hospital. Any significant reduction in alcohol-related advertising due to content-related restrictions could cause a reduction in our direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

Risk Factors

Risks Related To Our Business

We have a history of losses that, if continued, could adversely affect the market price of our securities and our ability to raise capital.

Although we had a net profit for the year ended December 31, 2003, we had net losses of approximately $10.6 million and $65.8 million for the years ended December 31, 2002 and 2001, respectively. In addition, we had net losses applicable to common stockholders of $9.1 million, $20.8 million and $75.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

If we cannot raise required capital, we may have to curtail existing operations and our future growth through acquisitions.

We may require significant additional capital for future acquisitions and general working capital and debt service needs. If our cash flow and existing working capital are not sufficient to fund future acquisitions and our general working capital and debt service requirements, we will have to raise additional funds by selling equity, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives for raising additional funds may be available on acceptable terms to us or in amounts sufficient for us to meet our requirements. In addition, our ability to raise additional funds is limited by the terms of the credit agreement governing our bank credit facility and the indenture governing our senior subordinated notes. Our failure to obtain any required new financing may, if needed, prevent future acquisitions.

Our substantial level of debt could limit our ability to grow and compete.

As of December 31, 2003, we had approximately $144 million of debt outstanding under our bank credit facility, and $225 million principal amount of our senior subordinated notes. A significant portion of our cash flow from operations will be dedicated to servicing our debt obligations, and our ability to obtain additional financing may be limited. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If the amounts outstanding under our bank credit facility are accelerated, our assets may not be sufficient to repay in full the money owed to such lenders.

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

Univision’s ownership of our Series U preferred stock may make some transactions difficult or impossible to complete without Univision’s support.

Univision is the holder of all of our issued and outstanding Series U preferred stock. Although the Series U preferred stock has limited voting rights and does not include the right to elect directors, Univision does have the right to approve any merger, consolidation or other business combination involving our company, any dissolution of our company and any assignment of the FCC licenses for any of our Univision-affiliated television stations. Univision’s ownership interest may have the effect of delaying, deterring or preventing a change in control of our company and may make some transactions more difficult or impossible to complete without Univision’s support.

Univision’s future divestiture of a portion of its equity interest in our company could adversely affect the market price of our securities.

Univision currently owns approximately 28% of our common stock on a fully converted basis. In connection with Univision’s merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with DOJ pursuant to which Univision agreed, among other things, to sell enough of its holdings of our stock so that its ownership of our company will not exceed 15% by March 26, 2006 and 10% by March 26, 2009. Univision’s required divestiture of a significant portion of its equity interest in our company over the next several years, whether in a single transaction or a series of transactions, could depress the market value of our Class A common stock.

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

As of December 31, 2003, Walter F. Ulloa, Philip C. Wilkinson and Paul Zevnik together hold approximately 82% of the combined voting power of our outstanding shares of common stock. Each of Messrs. Ulloa, Wilkinson and Zevnik is a member of our board of directors, and Messrs. Ulloa and Wilkinson also serve as executive officers of our company. In addition to their shares of our Class A common stock, collectively they own all of the issued and outstanding shares of our Class B common stock, which have ten votes per share on any matter subject to a vote of the stockholders. Accordingly, Messrs. Ulloa, Wilkinson and Zevnik have the ability to elect each of the members of our board of directors. Messrs. Ulloa, Wilkinson and Zevnik have agreed contractually to vote their shares to elect themselves and a representative of TSG Capital Fund III, L.P. as directors of our company. Messrs. Ulloa, Wilkinson and Zevnik, acting in concert, also have the ability to control the outcome of most matters requiring stockholder approval. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of the company.

Displacement of any of our low-power television stations could cause our ratings and revenue for any such station to decrease.

A significant portion of our television stations is licensed by the FCC for low-power service only. Our low-power television stations operate with far less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations are treated as a secondary service. If any or all of our low-power stations are found to cause interference to full-power stations, we would be required to eliminate the interference or terminate service. As a result of the FCC’s initiation of digital television service and actions by Congress to reclaim broadcast spectrum, channels 52-69, previously used for broadcasting, will be cleared and put up for auction generally to wireless services or assignment to public safety services. In a few urban markets where we operate, including Washington, D.C. and San Diego, there are a limited number of alternative channels to which our low-power television stations could migrate as they are displaced by full-power digital broadcasters and non-broadcast services. If we are unable to move the signals of our low-power television stations to replacement channels to the extent legally required, or such channels do not permit us to maintain the same level of service, we may be unable to maintain the viewership these stations currently have, which could harm our ratings and advertising revenue or, in the worst case, cause us to discontinue operations at these low-power television stations.

Our conversion to digital television, as required by the FCC, may not result in commercial benefit unless there is sufficient consumer demand.

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

FCC rules allowed us initially to satisfy the obligation for our full-power television stations to begin broadcasting a DTV signal by broadcasting a lower-powered signal that serves at least each full-power television station’s applicable community of license. In most instances, this rule permits us to install temporary DTV facilities of a lower power level, which does not require the degree of capital investment that we had anticipated would be necessary to meet the requirements of our stations’ DTV authorizations. Our initial cost of converting our full-power stations to DTV, therefore, has been considerably lower than it would have been if we were required to operate immediately at the full signal strength provided for by our DTV authorizations.

We are currently broadcasting DTV signals for nearly all of our full-power television stations at lower power levels by means of temporary DTV facilities, pursuant to FCC authorization. All on-air digital stations currently must be simulcasting 50% of the video programming of their analog channel or their DTV channel. Until commercial demand for digital television services increases, these digital operations may not prove commercially beneficial. Our stations may continue to broadcast analog signals until such time as the FCC or Congress mandates that television stations switch to digital-only operations.

Because our full-power television stations rely on “must carry” rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operations.

Under the Cable Act, each broadcast station is required to elect, every three years, to exercise the right either to require cable television system operators in its local market to carry its signal, or to prohibit cable carriage or condition it upon payment of a fee or other consideration. Under these “must carry” provisions of the Cable Act, a broadcaster may demand carriage on a specific channel on cable systems within its market. These “must carry” rights are not absolute, and under some circumstances, a cable system may be entitled not to carry a given station. Our television stations, for the most part, elected “must carry” on local cable systems for the three-year election period that commenced January 1, 2003, and, except for isolated cases, have obtained the carriage they requested. The required election date for the next three-year election period commencing January 1, 2006 will be October 1, 2005.

The future of “must carry” rights is uncertain, especially as they relate to the extent of carriage of DTV stations. Current FCC rules generally relate only to the carriage of analog television signals. The FCC is developing rules to govern the obligations of cable television systems to carry local television stations during and following the transition from analog to DTV broadcasting.

Under current FCC rules, once we have relinquished our analog spectrum, cable systems will be required to carry our digital signals. Existing rules suggest that cable operators will be required to carry only one channel of digital signal from each of our stations, despite the capability of digital broadcasters to broadcast multiple program streams within one station’s digital allotment. The FCC is currently considering requiring cable systems to carry the multicast digital services provided by digital stations. Under such a multicast must-carry requirement, if one of our stations were to broadcast multiple program streams within the bandwidth allotted to it by the FCC for digital broadcasting, cable operators would be required to carry all of the station’s program streams. While a multicast must-carry requirement might enable us to take advantage of this new technology with the guarantee that our multiple programming efforts would be entitled to cable carriage, such a requirement might also subject us to increased competition from other stations seeking to add Spanish-language programming as one or more of their additional program streams.

The extent of the “must carry” rights television stations will have after they make the transition to DTV is not certain. New laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operations. We cannot predict what final rules the FCC ultimately will adopt or what effect those rules will have on our business.

Our low-power television stations do not have cable “must carry” rights. Some of our low-power television stations are carried on cable systems as they provide broadcast programming the cable systems desire. We may face future uncertainty with respect to the availability of cable carriage for our stations in seven markets where we currently hold only a low-power license.

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

These SHVIA provisions expire in 2004 and Congress must decide whether to continue them and on what terms.

The FCC’s new ownership rules could lead to increased market power for our competitors.

On June 2, 2003, the FCC revised its national ownership policy, modified television and cross-ownership restrictions, and changed its methodology for defining radio markets. A number of parties appealed these rule revisions to the Federal Courts of Appeal, and, as a result, the new rules have not yet been implemented. The appeal is currently before the U.S. Court of Appeals for the Third Circuit, which stayed the effective date of the new rules pending its decision. At this time, it is not clear how the Third Circuit will decide the appeal, and the future of the FCC’s ownership rules remains uncertain. Congress has also indicated its concern over the FCC’s new rules and legislation has been considered to restrict the changes. To date, however, only a reduction in the nationwide television cap has been enacted. Accordingly, the impact of changes in the FCC’s restrictions on how many stations a party may own, operate and/or control and on our future acquisitions and competition from other companies is difficult to predict at this time, but could result in our competitors’ ability to increase their presence in the markets in which we operate.

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

Our certificate of incorporation authorizes our board of directors to issue up to 50,000,000 shares of preferred stock in one or more series, to fix the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock, to fix the number of shares constituting any such series, and to fix the designation of any such series, without further vote or action by our stockholders. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of the holders of common stock and thereby reduce the value of our common stock. We have outstanding 5,865,102 million shares of Series A mandatorily redeemable convertible preferred stock, or Series A preferred stock, and 369,266 shares of Series U mandatorily convertible preferred stock. The issuance of preferred stock, coupled with the concentration of the voting power of common stock in three of our directors and executive officers, could discourage transactions involving an actual or potential change in control of our company. These include transactions in which the holders of common stock might otherwise receive a premium for their shares over then current prices and may limit the ability of such stockholders to approve transactions that they may deem to be in their best interests.

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

Available Information

We make available free of charge on our corporate website, www.entravision.com, the following reports, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC:

•	our annual report on Form 10-K;

•	our quarterly reports on Form 10-Q;

•	our current reports on Form 8-K; and

•	changes in the stock ownership of our directors and executive officers.

The information on our website is not, and shall not be deemed to be, a part of this report or incorporated by reference into this or any other filing we make with the SEC.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Monica, California. We lease approximately 13,000 square feet of space in the building housing our corporate headquarters under a lease expiring in 2006. We also lease approximately 38,000 square feet of space in the building housing our radio network headquarters in Los Angeles, California, under a lease expiring in 2016. In addition, we lease a back-up radio network facility in Campbell, California, from which we could broadcast our radio network.

The types of properties required to support each of our television and radio stations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We also own the buildings and/or land used for office, studio and tower facilities at certain of our television and/or radio properties. We own substantially all of the equipment used in our television and radio broadcasting business. We believe that all of our facilities and equipment are adequate to conduct our present operations. We also lease certain facilities and broadcast equipment in the operation of our business. See Note 8 to “Notes to Consolidated Financial Statements.”

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ended December 31, 2002
First Quarter	$16.50	$10.40
Second Quarter	$17.25	$11.50
Third Quarter	$13.25	$8.55
Fourth Quarter	$13.60	$9.30

Year Ending December 31, 2003
First Quarter	$10.65	$5.20
Second Quarter	$11.35	$5.38
Third Quarter	$11.88	$8.90
Fourth Quarter	$11.48	$8.99

As of March 9, 2004, there were approximately 169 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Dividend Policy

We have never declared or paid any cash dividends on our Class A common stock or Class B common stock. We currently intend to retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our Class A common stock or Class B common stock in the foreseeable future. In addition, our bank credit facility, the indenture governing our senior subordinated notes and the terms of our outstanding preferred stock restrict our ability to pay dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Presented below are our selected financial data for each of the five fiscal years in the period ended December 31, 2003.

The data as of December 31, 2003, 2002, 2001, 2000 and 1999 and for each of the five fiscal years in the period ended December 31, 2003 are derived from, and are qualified by reference to, our audited financial statements and should be read in conjunction therewith and the notes thereto. Income and expenses of discontinued operations have been reclassified in 2002, 2001 and 2000. For the statement of operations for the year ended December 31, 2003, certain corporate expenses have been reclassified as direct operating expenses or selling, general and administrative expenses. Reclassifications have been made in prior years to be consistent with the current year presentation. We experienced significant growth primarily due to our acquisition strategy. Therefore, we may not experience the same rate of growth in 2004.

(In thousands, except per membership unit data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of operations data:
Net revenue	$237,956	$218,450	$189,049	$138,851	$58,999
Direct operating expenses	106,961	100,324	86,792	51,531	25,006
Selling, general and administrative expenses	50,091	45,823	39,526	34,282	11,715
Corporate expenses	14,298	15,300	14,190	11,656	5,140
Loss (gain) on sale of assets	945	707	(4,975)	1	—
Non-cash stock-based compensation (1)	1,182	2,942	3,243	5,822	29,143
Depreciation and amortization	43,684	40,649	118,837	67,585	15,982

Operating income (loss)	20,795	12,705	(68,564)	(32,026)	(27,987)
Interest expense	(26,892)	(24,913)	(22,253)	(29,823)	(9,690)
Non-cash interest expense relating to related-party beneficial conversion option (2)	—	—	—	(39,677)	(2,500)
Interest income	145	150	1,281	5,918	99

Loss before income taxes	(5,952)	(12,058)	(89,536)	(95,608)	(40,078)
Income tax benefit (expense) (3)	(968)	122	22,999	3,189	121

Loss before equity in earnings of nonconsolidated affiliates	(6,920)	(11,936)	(66,537)	(92,419)	(39,957)
Equity in net earnings of nonconsolidated affiliates	316	213	27	(214)	—

Loss before discontinued operations	(6,604)	(11,723)	(66,510)	(92,633)	(39,957)
Gain on disposal of discontinued operations	9,346	—	—	—	—
Income (loss) from discontinued operations	(475)	1,078	715	393	—

Net income (loss)	2,267	(10,645)	(65,795)	(92,240)	$(39,957)

Accretion of preferred stock redemption value	(11,348)	(10,201)	(10,117)	(2,449)

Net loss applicable to common stockholders	$(9,081)	$(20,846)	$(75,912)	$(94,689)

Net loss per share: basic and diluted	$(0.08)	$(0.18)	$(0.66)	$(0.27)

Weighted average common shares outstanding, basic and diluted	112,612	119,111	115,223	115,288

Pro forma:
Provision for income tax benefit (4)				$5,904	$2,499

Net loss (4)				$(86,336)	$(37,579)

Per share data:
Net loss per share, basic and diluted (4)				$(1.34)	$(1.16)

Weighted average common shares outstanding, basic and diluted				66,452	32,402

Loss per membership unit (5)				$(31.04)	$(19.12)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Other Data:
Capital expenditures	$17,661	$19,533	$28,875	$23,613	$12,825
Balance Sheet Data:
Cash and cash equivalents	$19,806	$12,201	$18,336	$68,511	$2,357
Total Assets	1,686,968	1,573,481	1,535,517	1,560,493	205,017
Long-term debt, including current portion	377,615	305,878	252,703	254,849	167,306
Series A mandatorily redeemable convertible preferred stock	112,269	100,921	90,720	80,603	—
Total Equity	1,046,001	1,015,043	987,395	1,055,377	28,011

(1)	Non-cash stock-based compensation consists primarily of compensation expense relating to stock awards granted to our employees and consultants.

(2)	Non-cash interest expense charges relate to the estimated intrinsic value of the conversion options contained in our subordinated note to Univision in the amount of $2.5 million in 1999 and $31.6 million in 2000, and the conversion option feature in our convertible subordinated note in the amount of $8.1 million in 2000.

(3)	Included in the 2000 income tax benefit is a charge of $10.5 million relating to the effect of change in tax status, which resulted from the recording of a net deferred tax liability upon our reorganization from a limited liability company to a C corporation, effective with our initial public offering.

(4)	Pro forma net loss and pro forma basic and diluted net loss per share give effect to our reorganization from a limited liability company to a C corporation for federal and state income tax purposes and assume that we were subject to corporate income taxes at an effective combined federal and state income tax rate of 40% before the effect of non-tax deductible goodwill, non-cash stock-based compensation and non-cash interest expense for the year ended December 31, 1999. The December 31, 2000 statement of operations reflects operations and the related income tax benefit as a C corporation for the period subsequent to our reorganization. Pro forma income tax expense is presented for the period from January 1, 2000 through the August 2, 2000 reorganization on the same basis as the preceding years.

(5)	Loss per membership unit is computed as net loss of our predecessor divided by the number of membership units as of the last day of each reporting period. For 2000, loss per membership unit is for the period from January 1, 2000 through the August 2, 2000 reorganization.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2003, 2002 and 2001 and consolidated financial condition as of December 31, 2003 and 2002 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

OVERVIEW

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 80% of all Hispanics in the United States. As discussed further below, we sold our publishing operations on July 3, 2003. Following this disposition, we now operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising.

As of the date of filing this report, we own and/or operate 45 primary television stations that are located primarily in the southwestern United States. We own and/or operate 57 radio stations (42 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 10,900 advertising faces located primarily in Los Angeles and New York. The comparability of our results between 2003, 2002 and 2001 is significantly affected by acquisitions and dispositions in those periods.

We generate revenue from sales of national and local advertising time on television and radio stations and advertising on our billboards. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when outdoor advertising services are provided. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record commissions as deductions from gross revenue. Seasonal revenue fluctuations are common in the broadcasting and outdoor advertising industries and are due primarily to variations in advertising expenditures by both local and national advertisers.

Our primary expenses are employee compensation, including commissions paid to our sales staffs and our national representative firms, marketing, promotion and selling, technical, local programming, engineering and general and administrative. Our local programming costs for television consist of costs related to producing a local newscast in most of our markets.

2003 Highlights

Despite the war with Iraq and a relatively weak economic environment, we experienced growth for the year ended December 31, 2003, with net revenue of $238 million. Of that amount, revenue generated by our television segment accounted for 51%, revenue generated by our radio segment accounted for 36% and revenue generated by our outdoor segment accounted for 13%.

We made several key acquisitions during 2003, most notably the three FM radio stations in the Los Angeles market that we acquired from Big City Radio, Inc. Those stations were successfully integrated into our existing Los Angeles radio operations, and by mid-year we had already exceeded the Arbitron ratings that we originally had only hoped to reach by year-end in the market. Our radio division as a whole also posted strong results despite the departure from our company of a popular Spanish-language radio personality, and we successfully moved the headquarters of our radio network from Campbell, California to Los Angeles, the nation’s largest Hispanic market and the heart of the U.S. entertainment industry.

Consistent with our strategy of focusing on core media assets, we completed the sale of our publishing operations in July. We also finished the year with a ratio of net debt to EBITDA as adjusted of 5.4 to 1, despite our acquisition of the Los Angeles radio assets earlier in the year. In addition, we made improvements in managing our expenses in 2003 by completing a rigorous budgeting process to reduce operating costs and overhead.

On the other hand, there were factors that limited our growth in 2003, and which represent both challenges and opportunities looking ahead to 2004. Foremost among these factors was the weak economy for most of 2003, but we are encouraged by the national recovery that appeared to take hold during the later part of the year. We were also relatively disappointed by the performance by our outdoor segment in 2003. We have responded to this challenge by making high-level changes in our outdoor management and sales staff, and we intend to monitor developments closely during this transitional period. In addition, although we experienced significant ratings gains in the Los Angeles radio market during 2003, one of our key goals for 2004 will be to accelerate revenue growth in that market commensurate with our ratings success.

Acquisitions and Dispositions

During 2003, we acquired six television stations—five in Santa Barbara, California and one in Hartford, Connecticut—for an aggregate purchase price of approximately $2.6 million. We also acquired a permit to build a new low-power television station in San Diego, California for approximately $1.8 million. Additionally, on January 15, 2003 we entered into a time brokerage agreement with Big City Radio, which allowed us to operate three radio stations in the greater Los Angeles market prior to our acquisition of those three stations. On April 16, 2003, we consummated our purchase of substantially all of the assets of those three stations for $100 million in cash and 3,766,478 shares of our Class A common stock. For purposes of allocating the purchase price, the Class A common stock issued to Big City Radio was valued at approximately $37.8 million, based on a five-day average closing price around the announcement date of the acquisition. We evaluated the transferred set of activities, assets, inputs and processes from each of these acquisitions and determined that the items excluded were significant and that each of these acquisitions was not considered a business.

On July 3, 2003, we sold substantially all of the assets and certain specified liabilities related to our publishing segment to CPK NYC, LLC for aggregate consideration of approximately $19.9 million, consisting of $18.0 million in cash and an unsecured, subordinated five-year note in the principal amount of $1.9 million (see Note 4 to Notes to Consolidated Financial Statements). We used the cash proceeds from this disposition to repay a portion of the indebtedness then outstanding under our bank credit facility. As a result of our decision to sell our publishing operations, our consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations and publishing assets and liabilities as held for sale or assignment, as the case may be, in accordance with SFAS No. 144.

Relationship with Univision

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

Also pursuant to Univision’s agreement with DOJ, in September 2003 Univision exchanged all of its shares of our Class A and Class C common stock that it previously owned for shares of our new Series U preferred stock. This exchange does not change Univision’s overall equity interest in our company, nor does it have any impact on our existing television station affiliation agreements with Univision. The Series U preferred stock has limited voting rights, does not include the right to elect directors and is automatically convertible into shares of our Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision. The Series U preferred stock is also mandatorily convertible into common stock when and if we create a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference). We anticipate creating such a new class of common stock during the second quarter of 2004, subject to obtaining stockholder approval at our 2004 Annual Meeting of Stockholders scheduled to be held on May 26, 2004.

RESULTS OF OPERATIONS

Separate financial data for each of our operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. For the statement of operations for the year ended December 31, 2003, certain corporate expenses have been reclassified as direct operating expenses or selling, general and administrative expenses. Reclassifications have been made in prior years to be consistent with the current year presentation. We evaluate the performance of our operating segments based on the following:

	Years Ended December 31,			% Change 2003 to 2002	% Change 2002 to 2001
	2003	2002	2001
Net Revenue
Television	$121,221	$112,405	$91,902	8%	22%
Radio	86,526	75,720	65,479	14%	16%
Outdoor	30,209	30,325	31,668	(0)%	(4)%

Consolidated	237,956	218,450	189,049	9%	16%

Direct operating expenses
Television	50,909	49,078	39,661	4%	24%
Radio	35,160	30,657	26,443	15%	16%
Outdoor	20,892	20,589	20,688	1%	(0)%

Consolidated	106,961	100,324	86,792	7%	16%

Selling, general and administrative expenses
Television	22,903	21,104	18,737	9%	13%
Radio	22,693	20,582	16,661	10%	24%
Outdoor	4,495	4,137	4,128	9%	0%

Consolidated	50,091	45,823	39,526	9%	16%

Depreciation and amortization
Television	14,786	14,478	30,076	2%	(52)%
Radio	7,798	8,241	69,442	(5)%	(88)%
Outdoor	21,100	17,930	19,319	18%	(7)%

Consolidated	43,684	40,649	118,837	7%	(66)%

Segment operating profit (loss)
Television	32,623	27,745	3,428	18%	709%
Radio	20,875	16,240	(47,067)	29%	*
Outdoor	(16,278)	(12,331)	(12,467)	32%	(1)%

Consolidated	37,220	31,654	(56,106)	18%	*

Corporate expenses	14,298	15,300	14,190	(7)%	8%
Loss (gain) on sale of assets	945	707	(4,975)	34%	*
Non-cash stock-based compensation	1,182	2,942	3,243	(60)%	(9)%

Operating income (loss)	$20,795	$12,705	$(68,564)	64%	*

Broadcast cash flow (1):
Television	$47,409	$42,223	$33,504	12%	26%
Radio	28,673	24,481	22,375	17%	9%
Outdoor	4,822	5,599	6,852	(14)%	(18)%

Consolidated	$80,904	$72,303	$62,731	12%	15%

EBITDA as adjusted (1)	$66,606	$57,003	$48,541	17%	17%

Capital expenditures
Television	$8,799	$13,680	$23,911
Radio	8,362	5,207	4,639
Outdoor	500	646	325

Consolidated	$17,661	$19,533	$28,875

Total assets:
Television	$393,607	$392,086	$444,514
Radio	1,024,911	921,430	815,323
Outdoor	233,767	255,483	271,001
Assets helds for sale	34,683	4,482	4,679

Consolidated	$1,686,968	$1,573,481	$1,535,517

*	Percentage not meaningful.
(1)	Broadcast cash flow means operating income (loss) before corporate expenses, loss (gain) on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash loss on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility as currently amended, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of net debt to operating cash flow having exceeded 6.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of net indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of net indebtedness to each of operating cash flow and consolidated cash flow were as follows (in each case for the year ended December 31): 2003, 5.4 to 1; 2002, 5.2 to 1; and 2001, 4.8 to 1. We entered into the bank credit facility in September 2000 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. The most directly comparable GAAP financial measure to each of broadcast cash flow and EBITDA as adjusted is net income (loss). A reconciliation of these non-GAAP measures to net income (loss) follows (unaudited; in thousands):

	Years Ended December 31,
	2003	2002	2001
Broadcast cash flow	$80,904	$72,303	$62,731
Corporate expenses	14,298	15,300	14,190

EBITDA as adjusted	$66,606	$57,003	$48,541
Loss (gain) on sale of assets	945	707	(4,975)
Non-cash stock-based compensation	1,182	2,942	3,243
Depreciation and amortization	43,684	40,649	118,837

Operating income (loss)	20,795	12,705	(68,564)
Interest expense	(26,892)	(24,913)	(22,253)
Interest income	145	150	1,281

Loss before income taxes	(5,952)	(12,058)	(89,536)
Income tax benefit (expense)	(968)	122	22,999

Loss before equity in net earnings of nonconsolidated affiliates	(6,920)	(11,936)	(66,537)
Equity in net earnings of nonconsolidated affiliates	316	213	27

Loss before discontinued operations	(6,604)	(11,723)	(66,510)
Gain on disposal of discontinued operations	9,346	—	—
Income (loss) from discontinued operations	(475)	1,078	715

Net income (loss)	$2,267	$(10,645)	$(65,795)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Consolidated Operations

Net Revenue. Net revenue increased to $238.0 million for the year ended December 31, 2003 from $218.5 million for the year ended December 31, 2002, an increase of $19.5 million. The overall increase came from our television and radio segments, which together accounted for $19.6 million of the increase. The increase from these segments was attributable to increased advertising sold (referred to as “inventory” in our industry), increased rates for that inventory, revenue associated with our 2003 acquisitions and increased revenue due to a full year of operations of our 2002 acquisitions. The overall increase in net revenue was partially offset by a decrease in revenue from our outdoor segment of $0.1 million.

We currently anticipate that a full year of operations from our 2003 acquisitions will contribute to an overall increase in our net revenue for 2004. We also currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to increase our rates, resulting in continued increases in net revenue in future periods.

Direct Operating Expenses. Direct operating expenses increased to $107.0 million for the year ended December 31, 2003 from $100.3 million for the year ended December 31, 2002, an increase of $6.7 million. The overall increase came primarily from our television and radio segments, which together accounted for $6.4 million of the increase. The increase from these segments was primarily attributable to an increase in national representation fees, an increase in ratings services expenses, an increase in news costs due to the addition or expansion of newscasts, expenses associated with our 2003 acquisitions and a full year of operations of our 2002 acquisitions. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $0.3 million of the overall increase. As a percentage of net revenue, direct operating expenses decreased to 45% for the year ended December 31, 2003 from 46% for the year ended December 31, 2002. Direct operating expenses as a percentage of net revenue decreased because direct operating expense increases were outpaced by higher increases in net revenue.

We currently anticipate that, as our net revenue increases in future periods, our direct operating expenses correspondingly will continue to increase. However, on a long-term basis, we expect that net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $50.1 million for the year ended December 31, 2003 from $45.8 million for the year ended December 31, 2002, an increase of $4.3 million. The overall increase came primarily from our television and radio segments, which together accounted for $3.9 million of the increase. The increase from these segments was primarily attributable to an increase in insurance costs, expenses associated with the first full year of operating our TeleFutura stations, expenses associated with our 2003 acquisitions and a full year of operations of our 2002 acquisitions. The increase was partially offset by the settlement of a contract dispute with our former radio national representation firm, Interep National Sales, Inc., which accounted for $1.6 million in 2002. The overall increase also came from an increase in outdoor selling, general and administrative expenses, which accounted for $0.4 million of the overall increase. As a percentage of net revenue, selling, general and administrative expenses remained unchanged at 21% for the year ended December 31, 2003 and 2002.

On a long-term basis, although we currently anticipate that selling, general and administrative expenses will increase in future periods, we expect that net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will decrease in future periods.

Corporate Expenses. Corporate expenses decreased to $14.3 million for the year ended December 31, 2003 from $15.3 million for the year ended December 31, 2002, a decrease of $1.0 million. The decrease was primarily attributable to a $2.0 million reimbursement from Univision (offset by current period Univision-related expenses) for legal and other costs associated with the third-party information request that we received in connection with the recent merger between Univision and Hispanic Broadcasting Corporation. Approximately $0.6 million and $0.5 million of the reimbursement was attributable to out-of-pocket expenses incurred with third-party service providers in 2002 and 2003, respectively. This decrease was partially offset by increased insurance costs, as well as bonuses associated with the increase in EBITDA as adjusted. As a percentage of net revenue, corporate expenses decreased to 6% for the year ended December 31, 2003 from 7% for the year ended December 31, 2002. Excluding the Univision reimbursement (offset by current period Univision-related expenses), corporate expenses as a percentage of net revenue remained unchanged at 7% for each of the years ended December 31, 2003 and 2002.

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

Loss on Sale of Assets. Loss on sale of assets increased to $0.9 million for the year ended December 31, 2003 from $0.7 million for the year ended December 31, 2002, an increase of $0.2 million. The loss was primarily due to the sale of land in Phoenix, Arizona.

Depreciation and Amortization. Depreciation and amortization increased to $43.7 million for the year ended December 31, 2003 from $40.6 million for the year ended December 31, 2002, an increase of $3.1 million. This increase was primarily attributable to increased amortization of $3.2 million in our outdoor segment as a result of management revising downward its estimate of the remaining useful life of the outdoor segment’s customer base from 13 years to eight years effective October 1, 2002.

Non-Cash Stock-Based Compensation. Non-cash stock-based compensation expense decreased to $1.2 million for the year ended December 31, 2003 from $2.9 million for the year ended December 31, 2002, a decrease of $1.7 million. Non-cash stock-based compensation consists primarily of compensation expense relating to restricted and unrestricted stock awards granted to our employees during the second quarter of 2000 and stock options granted to non-employees. As of May 2003, all non-cash compensation expense related to the restricted and unrestricted stock awards made in 2000 has been fully recognized. However, there will continue to be non-cash stock-based compensation costs in the future for any equity instruments that have been or may be granted to non-employees.

Operating Income. As a result of the above factors, we had operating income of $20.8 million for the year ended December 31, 2003, compared to operating income of $12.7 million for the year ended December 31, 2002.

Interest Expense. Interest expense increased to $26.9 million for the year ended December 31, 2003 from $24.9 million for the year ended December 31, 2002, an increase of $2.0 million. The overall increase was primarily attributable to $100 million of additional borrowings under our bank credit facility to fund the cash portion of the purchase price for the three radio stations we acquired from Big City Radio. The increase was partially offset by a reduction of indebtedness paid from the proceeds from the disposal of our publishing operations and from free cash flow.

Income Tax Benefit (Expense). Our expected tax rate is approximately 40% of pre-tax income or loss, adjusted for permanent tax differences. For the years ended December 31, 2003 and 2002, the tax benefit was less than the expected 40% of the pre-tax loss because of the non-deductible portion of certain items, including non-cash stock-based compensation for financial statement purposes that will not be deductible for tax purposes, state taxes, foreign taxes, the expected disallowance of state net operating loss carryforward amounts and meals and entertainment. We currently have approximately $128 million in net operating loss carryforwards expiring through 2023 that we expect will be utilized prior to their expiration.

Income (Loss) Before Discontinued Operations. As a result of the above factors, loss before discontinued operations decreased to $6.6 million for the year ended December 31, 2003 from $11.7 million for the year ended December 31, 2002, a decrease of $5.1 million.

Discontinued Operations. On July 3, 2003, we sold substantially all of the assets and certain specified liabilities related to our publishing segment for aggregate consideration of approximately $19.9 million. We recognized a gain on disposal of discontinued operations of $9.3 million, net of tax, for the year ended December 31, 2003. Loss from discontinued operations was $0.5 million for the year ended December 31, 2003 compared to a net gain from discontinued operations of $1.1 million for the year ended December 31, 2002. We did not allocate any corporate expense or interest expense to the discontinued operations.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $121.2 million for the year ended December 31, 2003 from $112.4 million for the year ended December 31, 2002, an increase of $8.8 million. Of the overall increase, $8.3 million was attributable to our Univision stations, $0.2 million was attributable to our TeleFutura stations and $0.3 million was attributable to our other stations. The overall increase was primarily attributable to an increase in national advertising sales due to a combination of an increase in rates and inventory sold.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $50.9 million for the year ended December 31, 2003 from $49.1 million for the year ended December 31, 2002, an increase of $1.8 million. The increase was primarily attributable to an increase in national representation fees associated with the increase in net revenue, an increase in the cost of ratings services and an increase in news costs due to the addition or expansion of newscasts in the San Diego, Orlando, Santa Barbara and Boston markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $22.9 million for the year ended December 31, 2003 from $21.1 million for the year ended December 31, 2002, an increase of $1.8 million. The increase was primarily attributable to an increase in insurance costs and expenses associated with the first full year of operating our TeleFutura stations.

Radio

Net Revenue. Net revenue in our radio segment increased to $86.5 million for the year ended December 31, 2003 from $75.7 million for the year ended December 31, 2002, an increase of $10.8 million. The increase was primarily attributable to a combination of an increase in rates and inventory sold by Lotus/Entravision Reps LLC, as well as revenue associated with our 2003 acquisitions and a full year of operations of our 2002 acquisitions.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $35.2 million for the year ended December 31, 2003 from $30.7 million for the year ended December 31, 2002, an increase of $4.5 million. The increase was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, expenses associated with our 2003 acquisitions and a full year of operations of our 2002 acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $22.7 million for the year ended December 31, 2003 from $20.6 million for the year ended December 31, 2002, an increase of $2.1 million. The increase was primarily attributable to an increase in salaries, expenses associated with the relocation of our Radio Division to Los Angeles from Campbell, California, expenses associated with our 2003 acquisitions and a full year of operations of our 2002 acquisitions. The increase was partially offset by the Interep settlement, which accounted for $1.6 million in 2002.

Outdoor

Net Revenue. Net revenue in our outdoor segment decreased to $30.2 million for the year ended December 31, 2003 from $30.3 million for the year ended December 31, 2002, a decrease of $0.1 million. The decrease was primarily attributable to a decrease in local advertising sales during the first nine months of the year, offset slightly by an increase in national advertising sales during the same period.

We currently anticipate that net revenue from our outdoor segment will continue to be flat in the short term primarily due to weakened demand in our Los Angeles business. In the longer term, however, we currently anticipate moderate increases in net revenue from our outdoor segment.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $20.9 million for the year ended December 31, 2003 from $20.6 million for the year ended December 31, 2002, an increase of $0.3 million. The increase was primarily attributable to higher lease rents for our billboard locations compared to the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment increased to $4.5 million for the year ended December 31, 2003 from $4.1 million for the year ended December 31, 2002, an increase of $0.4 million. The increase was attributable to higher sales commissions due to an increase in commissionable sales compared to the prior year.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

On July 3, 2003, we sold substantially all of the assets and certain specified liabilities related to our publishing segment to CPK NYC, LLC for aggregate consideration of approximately $19.9 million. Our consolidated financial statements for all prior periods presented have been adjusted to reflect the publishing operations as discontinued operations in accordance with SFAS No. 144.

Consolidated Operations

Net Revenue. Net revenue increased to $218.5 million for the year ended December 31, 2002 from $189.1 million for the year ended December 31, 2001, an increase of $29.4 million. Of that increase, $25.7 million was attributable to a 17% increase in net revenue from the television and radio stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase from those same stations was attributable to increased advertising sold (referred to as “inventory” in our industry) and increased rates for that inventory. The overall increase in net revenue was also partially attributable to our 2002 acquisitions, a full year of operations of our 2001 acquisitions and our TeleFutura affiliates, which together accounted for $6 million of the overall increase. The overall increase was partially offset by a reduction of $1.3 million as a result of reduced outdoor net revenue. The overall increase was also partially offset by $1 million of net revenue in 2001 from radio stations that we owned for part of 2001 but had sold by the end of 2001.

Direct Operating Expenses. Direct operating expenses increased to $100.3 million for the year ended December 31, 2002 from $86.8 million for the year ended December 31, 2001, an increase of $13.5 million. Of that increase, $10.6 million was attributable to a 17% increase in direct operating expenses from the television and radio stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase from those same stations was primarily attributable to increases in the cost of ratings services and commissions and national representation fees associated with the increase in net revenue for those stations. The overall increase in direct operating expenses was also partially attributable to our 2002 acquisitions, a full year of operations of our 2001 acquisitions and our TeleFutura affiliates, which together accounted for $3.5 million of the overall increase, and increased publishing direct operating expenses, which accounted for $0.2 million of the overall increase. The overall increase was partially offset by $0.7 million of direct operating expenses in 2001 from radio stations that we owned for part of 2001 but had sold by the end of 2001. The overall increase was also partially offset by a reduction of $0.1 million resulting from reduced outdoor direct operating expenses. As a percentage of net revenue, direct operating expenses remained unchanged at 46% for each of the years ended December 31, 2002 and 2001.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to $45.8 million for the year ended December 31, 2002 from $39.5 million for the year ended December 31, 2001, an increase of $6.3 million. The increase was partially attributable to the settlement of a contract dispute with our former radio national representation firm, Interep National Radio Sales, Inc., which accounted for $1.6 million of the increase. The increase was also partially attributable to an 8% increase in selling, general and administrative expenses, excluding the Interep settlement, from the television and radio stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase of $2.7 million from those same stations was primarily attributable to increased insurance costs, increased marketing and promotion costs and higher sales bonuses associated with the increase in net revenue for those stations. The overall increase in selling, general and administrative expenses was also partially attributable to our 2002 acquisitions, a full year of operations of our 2001 acquisitions and our TeleFutura affiliates, which together accounted for $2.4 million of the overall increase. The overall increase was partially offset by $0.4 million of selling, general and administrative expenses in 2001 from stations that we owned for part of 2001 but had sold by the end of 2001.

As a percentage of net revenue, selling, general and administrative expenses remained unchanged at 21% for each of the years ended December 31, 2002 and 2001. Excluding the Interep settlement, selling, general and administrative expenses as a percentage of net revenue decreased to 20% for the year ended December 31, 2002 from 21% for the year ended December 31, 2001.

Corporate Expenses. Corporate expenses increased to $15.3 million for the year ended December 31, 2002 from $14.2 million for the year ended December 31, 2001, an increase of $1.1 million. The increase was primarily attributable to increased legal costs associated with the third-party information request that we received in connection with the proposed merger between Univision and Hispanic Broadcasting Corporation. The increase was also attributable to increased insurance costs and bonuses associated with the increase in EBITDA as adjusted. As a percentage of net revenue, corporate expenses decreased to 7% for the year ended December 31, 2002 from 8% for the year ended December 31, 2001.

Depreciation and Amortization. Depreciation and amortization decreased to $40.6 million for the year ended December 31, 2002 from $118.8 million for the year ended December 31, 2001, a decrease of $78.2 million. This decrease was primarily due to the adoption of SFAS No. 142, which resulted in a decrease of $80.9 million of amortization expense.

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

Operating Income (Loss). As a result of the above factors, we had operating income of $12.7 million for the year ended December 31, 2002, compared to an operating loss of $68.6 million for the year ended December 31, 2001. The change to operating income was primarily due to the decrease in amortization expenses as a result of adopting SFAS No. 142.

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

Direct Operating Expenses. Direct operating expenses in our television segment increased to $49.1 million for the year ended December 31, 2002 from $39.7 million for the year ended December 31, 2001, an increase of $9.4 million. Of that increase, $6.5 million was attributable to an 18% increase in direct operating expenses from the stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase from those same stations was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, an increase in the cost of ratings services and an increase in the amortization of syndication contracts for those stations. The overall increase in direct operating expenses was also attributable to a full year of operations of our 2001 acquisitions and our TeleFutura affiliates, which together accounted for $2.9 million of the overall increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $21.1 million for the year ended December 31, 2002 from $18.7 million for the year ended December 31, 2001, an increase of $2.4 million. This increase was primarily attributable to our TeleFutura affiliates, which account for $1.2 million of the increase. The overall increase was also attributable to a full year of operations of our 2001 acquisitions, which accounted for $0.8 million of the increase. Of the overall increase, $0.4 million was attributable to a 2% increase in selling, general and administrative expenses from the stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase from those same stations was attributable to an increase in insurance costs, commissions and sales bonuses associated with the increase in net revenue and related payroll taxes.

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

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $30.7 million for the year ended December 31, 2002 from $26.4 million for the year ended December 31, 2001, an increase of $4.3 million. Of that increase, $4.4 million was attributable to a 16% increase in direct operating expenses from the stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase from those same stations was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue for those stations. The overall increase in direct operating expenses was also attributable to our 2002 acquisitions, which accounted for $0.6 million of the overall increase. The overall increase was partially offset by $0.7 million of direct operating expenses in 2001 from stations that we owned for part of 2001 but had sold by the end of 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $20.6 million for the year ended December 31, 2002 from $16.7 million for the year ended December 31, 2001, an increase of $3.9 million. Of that increase, $2.3 million was attributable to a 15% increase in selling, general and administrative expenses from the stations that we owned and/or operated during both of the years ended December 31, 2002 and 2001. The increase from those same stations was primarily attributable to an increase in marketing and promotion costs, insurance costs and higher commissions and sales bonuses associated with the increase in net revenue for those stations. The overall increase in selling, general and administrative expenses was also partially attributable to the Interep settlement, which accounted for $1.6 million of the overall increase, and our 2002 acquisitions, which accounted for $0.4 million of the overall increase. The overall increase was partially offset by $0.4 million of direct operating expenses in 2001 from stations that we owned for part of 2001 but had sold by the end of 2001.

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

The revolving facility expires in 2007 and our ability to draw under the incremental loan facility expires in September 2004. The incremental loan facility had been due to expire in September 2003, but we amended our bank credit facility in that month to extend its maturity for an additional year. The original $250 million amount of the revolving facility is subject to an automatic quarterly reduction, and had been reduced to $213 million as of December 31, 2003. Our ability to make additional borrowings under the bank credit facility is subject to compliance with certain financial ratios and other conditions set forth in the bank credit facility.

Our bank credit facility is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including our special purpose subsidiary formed to hold our FCC licenses.

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

The revolving facility bears interest at LIBOR (1.1875% at December 31, 2003) plus a margin ranging from 0.875% to 3.25% based on our leverage. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. As of December 31, 2003, $144 million was outstanding under our bank credit facility and $119 million was available for future borrowings.

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

Broadcast Cash Flow and EBITDA as Adjusted

Broadcast cash flow increased to $80.9 million for the year ended December 31, 2003 from $72.3 million for the year ended December 31, 2002, an increase of $8.6 million, or 12%. As a percentage of net revenue, broadcast cash flow increased to 34% for the year ended December 31, 2003 from 33% for the year ended December 31, 2002. Broadcast cash flow increased to $72.3 million for the year ended December 31, 2002 from $62.7 million for the year ended December 31, 2001, an increase of $9.6 million, or 15%. As a percentage of net revenue, broadcast cash flow remained unchanged at 33% for the years ended December 31, 2002 and 2001.

We currently anticipate that broadcast cash flow will increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating and selling, general and administrative expenses.

EBITDA as adjusted increased to $66.6 million for the year ended December 31, 2003 from $57.0 million for the year ended December 31, 2002, an increase of $9.6 million, or 17%. As a percentage of net revenue, EBITDA as adjusted increased to 28% for the year ended December 31, 2003 from 26% for the year ended December 31, 2002. EBITDA as adjusted increased to $57.0 million for the year ended December 31, 2002 from $48.5 million for the year ended December 31, 2001, an increase of

$8.5 million, or 17%. As a percentage of net revenue, EBITDA as adjusted remained unchanged at 26% for the years ended December 31, 2002 and 2001.

We currently anticipate that EBITDA as adjusted will increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating and selling, general and administrative and corporate expenses.

Broadcast cash flow means operating income (loss) before corporate expenses, loss (gain) on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash loss on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility as currently amended, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of net debt to operating cash flow having exceeded 6.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of net indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of net indebtedness to each of operating cash flow and consolidated cash flow were as follows (in each case for the year ended December 31): 2003, 5.4 to 1; 2002, 5.2 to 1; and 2001, 4.8 to 1. We entered into the bank credit facility in September 2000 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. For a reconciliation of each of broadcast cash flow and EBITDA as adjusted to net income (loss), their most directly comparable GAAP financial measure, please see page 37.

Cash Flow

Net cash flow provided by operating activities increased to $40.5 million for the year ended December 31, 2003 from $35.3 million for the year ended December 31, 2002. Net cash flow provided by operating activities increased to $35.3 million for the year ended December 31, 2002 from $11.9 million for the year ended December 31, 2001.

Net cash flow used in investing activities decreased to $104.5 million for the year ended December 31, 2003 from $127.2 million for the year ended December 31, 2002. The cash portion of our acquisition of media assets for the year ended December 31, 2003 was $105.2 million, consisting of three radio stations in the greater Los Angeles, California area, five low-power television stations in Santa Barbara, California, one low-power television station in Hartford, Connecticut and one permit to build a low-power station in San Diego, California. We made a deposit of $0.5 million for radio station KZSA in Sacramento and made net capital expenditures of $16.7 million. We received $18.0 million in cash from the disposition of our publishing operations.

Net cash flow from financing activities decreased to $71.6 million for the year ended December 31, 2003 from $85.8 million for the year ended December 31, 2002. During the year ended December 31, 2003, we borrowed $100 million under our bank facility for the acquisition of substantially all of the assets of three radio stations in the greater Los Angeles, California area from Big City Radio. We also received net proceeds of $1.0 million from the exercise of stock options issued under our 2000 Omnibus Equity Incentive Plan and from the sale of shares issued under our 2001 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. We made net payments on long-term liabilities in the amount of $28.6 million and paid bank financing fees of $0.8 million related to our acquisition of the Big City Radio assets.

During 2004, we anticipate that our maintenance capital expenditures will be approximately $16.5 million, including approximately $1 million in digital television capital expenditures. We anticipate paying for these capital expenditures out of net cash flow from operations.

As part of the transition from analog to digital television, full-service television station owners may be required to stop broadcasting analog signals and relinquish their analog channels to the FCC by 2006 if the market penetration of digital television receivers reaches certain levels by that time. We currently expect that the cost to complete construction of digital television facilities for our full-service television stations between 2004 and 2006 will be approximately $17 million. In addition, we will be required to broadcast both digital and analog signals through this transition period, but we do not expect those incremental costs to be significant. We intend to finance the conversion to digital television out of cash flow from operations. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions.

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

Series A Mandatorily Redeemable Convertible Preferred Stock

The holders of a majority of our Series A mandatorily redeemable convertible preferred stock have the right on or after April 19, 2006 to require us to redeem any and all or their preferred stock at the original issue price plus accrued dividends. On April 19, 2006 such redemption price will be $143.5 million, and our Series A mandatorily redeemable convertible preferred stock would continue to accrue a dividend of 8.5% per year. The outstanding Series A mandatorily redeemable convertible preferred stock is convertible into 5,865,102 shares of our Class A common stock at the option of the holder at anytime. If, however, the holders elect not to convert and we are required to pay the redemption price in 2006, we anticipate that we would finance such payment with borrowings under our bank credit facility or the proceeds of any debt or equity offering.

Contractual Obligations

We have agreements with certain media research and ratings providers, expiring at various dates through December 2006, to provide television and radio audience measurement services. We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through December 2025.

Our material contractual obligations at December 31, 2003 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior subordinated notes	$225,000	$—	$—	$—	$225,000
Series A preferred stock (1)	143,482	—	143,482	—	—
Bank credit facility and other borrowings	152,615	1,191	71,252	77,170	3,002
Media research and ratings providers	25,648	11,014	14,634	—	—
Operating leases (2)	69,600	9,300	17,300	12,300	30,700

Total contractual obligations	$616,345	$21,505	$246,668	$89,470	$258,702

(1)	Please see “Series A Mandatorily Redeemable Convertible Preferred Stock” above.
(2)	Does not include month-to-month leases.

We have also entered into employment agreements with certain of our key employees, including Messrs. Ulloa, Wilkinson, Liberman and DeLorenzo. Our obligations under these agreements are not reflected in the table above.

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

On April 4, 2001, our Board of Directors adopted the Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences August 15 and concludes the following February 14. As of December 31, 2003, approximately 227,839 shares had been purchased under the Employee Stock Purchase Plan.

Application of Critical Accounting Policies and Accounting Estimates

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

Goodwill and Indefinite Life Intangible Assets

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

We believe that the accounting estimates related to the fair value of our reporting units and indefinite life intangible assets and our estimates of the useful lives of our long-lived assets are “critical accounting estimates” because: (1) goodwill and other intangible assets are our most significant assets; (2) amortization expense is a significant component of our operating expenses; and (3) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as on our results of operations, could be material. Accordingly, the assumptions about future cash flows on the assets under evaluation are critical.

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

The impairment evaluation for indefinite life intangible assets is performed by a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic, or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In addition, each reporting period, we evaluate the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

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

Additional Information

For additional information on our significant accounting policies, please see Note 2 to Consolidated Financial Statements.

Pending Accounting Pronouncements

In 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and its amendment, FIN 46R. As amended, this interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. FIN 46R requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” in a “variable interest entity” and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. We must adopt this interpretation by March 31, 2004 and consolidate any variable interest entities for which we will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. We do not believe that we have any variable interests that will require consolidation or disclosure.

Sensitivity of Critical Accounting Estimates

We have critical accounting estimates that are sensitive to change. The most significant of those sensitive estimates relate to the impairment of intangible assets. In our impairment analysis, the television and radio reporting unit fair values exceed their respective carrying values. The fair value of the outdoor reporting unit, however, did not exceed the carrying value so we analyzed the goodwill and long-lived assets of that unit for potential impairment.

We determined that there is no impairment of goodwill in the outdoor reporting unit based on the estimated fair value compared to the carrying value. In the calculation of the fair value of goodwill, we use a combination of valuation techniques that rely on various assumptions such as estimated discounted future cash flows, multiples of revenue and earnings before interest, taxes, depreciation and amortization. If those estimates of future cash flows, discount rates or multiples were to change, it could affect our impairment analysis and cause us to record an expense for impairment. As of October 1, 2003 our estimated allocation of the value of goodwill exceeds the carrying value by approximately $46 million.

We also determined in accordance with SFAS No. 144 that there is no impairment of the long-lived assets, as the sum of the projected undiscounted cash flows of the outdoor reporting unit, including the estimated value of our billboards, exceeded the carrying value of the reporting unit’s assets. Our estimates of future cash flows assume that we will significantly increase our outdoor revenues as compared with our outdoor expenses, and that our billboards will also increase in value. If these estimates of future cash flows and billboard values were to change, it could affect our impairment analysis and cause us to record an expense for impairment. As of October 1, 2003, the total of our estimated future undiscounted cash flows, including the estimated value of our billboards, exceeds our carrying amount of assets in the outdoor reporting unit by approximately $90 million.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2003. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Off Balance Sheet Arrangements

We have entered into a no-fee interest rate swap agreement covering 50% of the outstanding balance under our bank credit facility, described more fully in Item 7A below.

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

Interest Rates

Our revolving facility loan bears interest at a variable rate at LIBOR (1.1875% as of December 31, 2003) plus a margin ranging from 0.875% to 3.25% based on our leverage. As of December 31, 2003, we had $144 million of variable rate bank debt outstanding. Our bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in the agreement. An interest rate swap with limits on the floor and ceiling rates and a notional amount of $82.5 million was entered into during 2003. This agreement expires in March 2006. Due to the short-term nature of the agreement and the projection that the interest rate floor or ceiling will not be reached during the term, the estimated fair value of this agreement is zero as of December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-32.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and matters pertaining to our corporate governance policies and procedures are set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Class A/B Directors” and “Corporate Governance” in our definitive proxy statement for our 2004 Annual Meeting of Stockholders scheduled to be held on May 26, 2004. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to and services performed by our independent accountants is set forth under the caption “Accounting Fees and Services” in the proxy statement. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1. Financial Statements

The consolidated financial statements contained herein are as listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

2. Financial Statement Schedules

Not applicable.

3. Exhibits

See Exhibit Index.

(b) Reports on Form 8-K:

We filed a Current Report on Form 8-K with the SEC on November 13, 2003, attaching the press release announcing our financial results for the quarter ended September 30, 2003.

(c) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number		Exhibit Description

2.1	(1)	Asset Purchase Agreement dated as of December 23, 2002 by and among Big City Radio, Inc., Big City Radio–LA, L.L.C., as Seller, and the registrant, as Purchaser

2.2	(2)	Asset Purchase Agreement dated as of July 3, 2003, by and among CPK NYC, LLC, Entravision Communications Corporation and Latin Communications Inc.

3.1	(3)	First Restated Certificate of Incorporation

3.2	(4)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock

3.3	(5)	Second Amended and Restated Bylaws, as adopted on July 11, 2002

3.4	(6)	Certificate of Designations, Preferences and Rights of Series U Preferred Stock of Entravision Communications Corporation

4.1	(7)	Indenture dated as of March 1, 2002, by and among the registrant, as Issuer, Union Bank of California, N.A., as Trustee, and the Guarantors listed therein

4.2	(8)	First Amendment dated as of March 1, 2002 to Exhibit 4.1

4.3	(8)	Form of the registrant’s 8.125% Senior Subordinated Note due 2009

4.4	(6)	Exchange Agreement, dated as of September 22, 2003, by and between Entravision Communications Corporation and Univision Communications Inc.

10.1	(9)	2000 Omnibus Equity Incentive Plan

10.2	(9)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.3	(3)	Employment Agreement dated August 1, 2000 by and between the registrant and Walter F. Ulloa

10.4	(3)	Employment Agreement dated August 1, 2000 by and between the registrant and Philip C. Wilkinson

10.5	(4)	Executive Employment Agreement dated December 1, 2000 by and between the registrant and Jeffery A. Liberman (expired and replaced with Exhibit 10.7)

10.6	(4)	First Amendment dated March 9, 2001 to Exhibit 10.5 (expired and replaced with Exhibit 10.7)

10.7	*	Employment Agreement effective as of January 1, 2004 by and between the registrant and Jeffery A. Liberman

10.8	(10)	Credit Agreement dated as of September 26, 2000 by and among the registrant, as Borrower, the several banks and other lenders from time to time parties of the Agreement, as Lenders, Union Bank of California, N.A., as Arranging Agent for the Lenders, Union Bank of California, N.A., as Co-Lead Arranger and Joint Book Manager, Credit Suisse First Boston, as Co-Lead Arranger, Administrative Agent and Joint Book Manager, The Bank of Nova Scotia, as Syndication Agent, and Fleet National Bank, as Documentation Agent

10.9	(11)	First Amendment dated March 23, 2001 to Exhibit 10.8

10.10	(7)	Second Amendment dated as of March 29, 2002 to Exhibit 10.8

10.11	(12)	Third Amendment dated as of April 16, 2003 to Exhibit 10.8

10.12	(6)	Fourth Amendment dated as of September 19, 2003 to Exhibit 10.8

10.13	(3)	Form of Indemnification Agreement for officers and directors of the registrant

10.14	(9)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.15	(9)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.16	(4)	First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.17	(13)	Limited Liability Company Agreement of Lotus/Entravision Reps LLC dated as of August 10, 2001

10.18	(14)	Executive Employment Agreement dated as of December 1, 2002 by and between the registrant and John F. DeLorenzo

10.19	(14)	Consulting Agreement dated as of December 7, 2002 by and between the registrant and Jeanette Tully

21.1	*	Subsidiaries of the registrant

23.1	*	Consent of Independent Accountants

24.1	*	Power of Attorney (included after signatures hereto)

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32	*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Incorporated by reference from Amendment No.1 to our Registration Statement on Form S-4, No. 333-102553, filed with the SEC on March 18, 2003.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.
(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(5)	Incorporated by reference from our Registration Statement on Form S-4, No. 333-102553, filed with the SEC on January 16, 2003.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14, 2003.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 14, 2002.
(8)	Incorporated by reference from our Registration Statement on Form S-4, No. 333-90302, filed with the SEC on June 12, 2002.
(9)	Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 14, 2000.
(11)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 26, 2002.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 12, 2003.
(13)	Incorporated by reference from our Registration Statement on Form S-3, No. 333-81652, filed with the SEC on January 30, 2002, as amended by Post-Effective Amendment No. 1 thereto, filed with the SEC on February 25, 2002.
(14)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on February 14, 2003.

(d) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 12, 2004

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

Signature	Title	Date

/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman and Chief Executive Officer (principal executive officer)	March 12, 2004

/s/ PHILIP C. WILKINSON Philip C. Wilkinson	President, Chief Operating Officer and Director	March 12, 2004

/s/ JOHN F. DELORENZO John F. DeLorenzo	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 12, 2004

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 12, 2004

/s/ DARRYL B. THOMPSON Darryl B. Thompson	Director	March 12, 2004

/s/ MICHAEL S. ROSEN Michael S. Rosen	Director	March 12, 2004

/s/ ESTEBAN E. TORRES Esteban E. Torres	Director	March 12, 2004

/s/ PATRICIA DIAZ DENNIS Patricia Diaz Dennis	Director	March 12, 2004

/s/ JESSE CASSO, JR. Jesse Casso, Jr.	Director	March 12, 2004

ENTRAVISION COMMUNICATIONS CORPORATION

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

Entravision Communications Corporation

Santa Monica, California

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

/s/ MCGLADREY & PULLEN, LLP

Pasadena, California

February 12, 2004

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In thousands, except share and per share data)

	2003	2002
		As reclassified (Note 1)
ASSETS
Current assets
Cash and cash equivalents	$19,806	$12,201
Trade receivables (including related parties of $795 and $250), net of allowance for doubtful accounts of $4,749 and $3,728	49,518	49,022
Assets held for sale	34,683	4,482
Prepaid expenses and other current assets (including related parties of $1,650 and $972)	5,823	4,928
Deferred taxes	—	4,000

Total current assets	109,830	74,633
Property and equipment, net	170,624	180,835
Intangible assets subject to amortization, net	144,903	167,365
Intangible assets not subject to amortization	862,670	749,510
Goodwill	379,545	379,545
Other assets (including related parties of $277 and $340)	19,396	21,593

	$1,686,968	$1,573,481

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,191	$1,376
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $2,261 and $1,772)	26,568	25,863
Liabilities held for assignment	—	3,378

Total current liabilities	27,877	30,735
Notes payable, less current maturities	376,424	304,502
Other long-term liabilities	397	93
Deferred taxes	124,000	122,187

Total liabilities	528,698	457,517

Commitments and contingencies
Series A mandatorily redeemable convertible preferred stock, $0.0001 par value, 11,000,000 shares authorized; shares issued and outstanding 2003 and 2002 5,865,102 (liquidation value of $118,865 and $109,553)	112,269	100,921

Stockholders’ equity
Preferred stock, $0.0001 par value, 39,000,000 shares authorized; shares issued and outstanding Series U convertible preferred stock, 2003 369,266; 2002 none	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2003 59,434,048; 2002 70,450,367	6	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2003 and 2002 27,678,533	3	3
Class C common stock, $0.0001 par value, 25,000,000 shares authorized; shares issued and outstanding 2003 none; 2002 21,983,392	—	2
Additional paid-in capital	1,182,978	1,143,782
Deferred compensation	—	(846)
Accumulated deficit	(136,986)	(127,905)

	1,046,001	1,015,043
Treasury stock, Class A common stock, $0.0001 par value, 2003 and 2002 5,101 shares	—	—

Total stockholders’ equity	1,046,001	1,015,043

	$1,686,968	$1,573,481

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002 and 2001

(In thousands, except share and per share data)

	2003	2002	2001
		As reclassified (Note 1)	As reclassified (Note 1)
Net revenue (including related parties of $1,219, $1,229, and $1,519)	$237,956	$218,450	$189,049

Expenses:
Direct operating expenses (including related parties of $11,560, $10,926 and $5,555)	106,961	100,324	86,792
Selling, general and administrative expenses	50,091	45,823	39,526
Corporate expenses (including related party reimbursements of $2,000, $0 and $0) (Note 2)	14,298	15,300	14,190
Loss (gain) on sale of assets	945	707	(4,975)
Non-cash stock-based compensation (includes direct operating of $113, $299 and $299; selling, general and administrative of $149, $397 and $397; and corporate of $920, $2,246 and $2,547)	1,182	2,942	3,243
Depreciation and amortization (includes direct operating of $37,088, $33,774 and $72,334; selling, general and administrative of $5,128, $5,219 and $43,521; and corporate of $1,468, $1,656 and $2,982)	43,684	40,649	118,837

	217,161	205,745	257,613

Operating income (loss)	20,795	12,705	(68,564)
Interest expense	(26,892)	(24,913)	(22,253)
Interest income	145	150	1,281

Loss before income taxes	(5,952)	(12,058)	(89,536)
Income tax benefit (expense)	(968)	122	22,999

Loss before equity in net earnings of nonconsolidated affiliates	(6,920)	(11,936)	(66,537)
Equity in net earnings of nonconsolidated affiliates	316	213	27

Loss before discontinued operations	(6,604)	(11,723)	(66,510)
Gain on disposal of discontinued operations, net of tax $6,300, $0 and $0 (Note 1)	9,346	—	—
Income (loss) from discontinued operations, net of tax $(13), $32 and $0 (Note 1)	(475)	1,078	715

Net income (loss)	2,267	(10,645)	(65,795)
Accretion of preferred stock redemption value	(11,348)	(10,201)	(10,117)

Net loss applicable to common stockholders	$(9,081)	$(20,846)	$(75,912)

Net loss per share from continuing operations applicable to common stockholders	$(0.16)	$(0.18)	$(0.67)
Net income per share from discontinued operations	0.08	0.01	0.01

Net loss per share, basic and diluted	$(0.08)	$(0.18)	$(0.66)

Weighted average common shares outstanding, basic and diluted	112,611,511	119,110,908	115,223,005

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

Years ended December 31, 2001, 2002 and 2003

(In thousands, except share data)

	Series A Mandatorily Redeemable Preferred Stock		Number of Common Shares				Common Stock			Additional Paid-in Capital	Deferred Compen- sation	Accumu- lated Deficit	Subscrip- tion Notes Receivable	Total
	Shares	Amount	Class A	Class B	Class C	Treasury Stock	Class A	Class B	Class C
Balance, December 31, 2000	5,865,102	80,603	65,626,063	27,678,533	21,983,392	—	7	3	2	1,092,865	(5,745)	(31,147)	(608)	1,055,377
Interest earned on subscriptions receivable	—	—	—	—	—	—	—	—	—	25	—	—	(25)	—
Issuance of common stock upon exercise of stock options	—	—	521,731	—	—	—	—	—	—	4,048	—	—	—	4,048
Accretion of redemption value on preferred stock	—	10,117	—	—	—	—	—	—	—	—	—	(10,117)	—	(10,117)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	2,518	—	—	2,518
Stock options granted to non-employees	—	—	—	—	—	—	—	—	—	731	—	—	—	731
Treasury stock repurchase	—	—	(3,684)	—	—	3,684	—	—	—	(52)	52	—	—	—
Reclassification of subscriptions receivable to current assets	—	—	—	—	—	—	—	—	—	—	—	—	633	633
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	—	—	(65,795)	—	(65,795)

Balance, December 31, 2001	5,865,102	$90,720	66,144,110	27,678,533	21,983,392	3,684	$7	$3	$2	$1,097,617	$(3,175)	$(107,059)	$—	$987,395

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

Years ended December 31, 2001, 2002 and 2003

(In thousands, except share data)

	Series A Mandatorily Redeemable Preferred Stock		Series U Convertible Preferred Stock		Number of Common Shares				Common Stock			Additional Paid-in Capital	Deferred Compen- sation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Class A	Class B	Class C	Treasury Stock	Class A	Class B	Class C
Balance, December 31, 2001	5,865,102	$90,720	—	$—	66,144,110	27,678,533	21,983,392	3,684	$7	$3	$2	$1,097,617	$(3,175)	$(107,059)	$987,395
Interest earned on subscriptions receivable	—	—	—	—	—	—	—	—	—	—	—	2	—	—	2
Issuance of common stock upon exercise of stock options	—	—	—	—	614,810	—	—	—	—	—	—	4,446	—	—	4,446
Issuance of common stock under employee stock purchase plan	—	—	—	—	93,904	—	—	—	—	—	—	934	—	—	934
Accretion of redemption value on preferred stock	—	10,201	—	—	—	—	—	—	—	—	—	—	—	(10,201)	(10,201)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,310	—	2,310
Stock options granted to non-employees	—	—	—	—	—	—	—	—	—	—	—	331	—	—	331
Treasury stock repurchase	—	—	—	—	(1,417)	—	—	1,417	—	—	—	(19)	19	—	—
Stock issued upon conversion of a note and net of $170 issuance costs	—	—	—	—	3,593,859	—	—	—	—	—	—	40,471	—	—	40,471
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,645)	(10,645)

Balance, December 31, 2002	5,865,102	$100,921	—	$—	70,445,266	27,678,533	21,983,392	5,101	$7	$3	$2	$1,143,782	$(846)	$(127,905)	$1,015,043
Issuance of common stock upon exercise of stock options	—	—	—	—	31,600	—	—	—	—	—	—	278	—	—	278
Issuance of common stock under employee stock purchase plan	—	—	—	—	133,935	—	—	—	—	—	—	797	—	—	797
Accretion of redemption value on preferred stock	—	11,348	—	—	—	—	—	—	—	—	—	—	—	(11,348)	(11,348)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	—	—	846	—	846
Stock options granted to non-employees	—	—	—	—	—	—	—	—	—	—	—	336	—	—	336
Stock issued in connection with Big City Radio Inc. acquisition	—	—	—	—	3,766,478	—	—	—	—	—	—	37,785	—	—	37,785
Class A and Class C common stock exchanged for Series U preferred stock	—	—	369,266		(14,943,2311)	—	(21,983,392)	—	(1)	—	(2)	—	—	—	(3)
Net income for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	—	—	—	—	2,267	2,267

Balance, December 31, 2003	5,865,102	$112,269	369,266	$—	59,434,048	27,678,533	—	5,101	$6	$3	—	$1,182,978	—	$(136,986)	$1,046,001

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
		As reclassified (Note 1)	As reclassified (Note 1)
Cash flows from operating activities:
Net income (loss)	$2,267	$(10,645)	$(65,795)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,684	40,649	118,837
Deferred income taxes	5,813	(377)	(23,749)
Amortization of debt issue costs	2,104	4,771	1,318
Amortization of syndication contracts	555	536	1,090
Equity in net earnings of nonconsolidated affiliates	(316)	(213)	(27)
Non-cash stock-based compensation	1,182	2,942	3,243
(Gain) loss on sale of media properties and other assets	(8,401)	707	(4,977)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(485)	(4,360)	(6,569)
Increase in prepaid expenses and other assets	(7,466)	(1,914)	(4,186)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,078	3,301	(8,175)
Effect of discontinued operations	493	(134)	927

Net cash provided by operating activities	40,508	35,263	11,937

Cash flows from investing activities:
Proceeds from sale of discontinued operations, land and equipment	18,348	1,372	10,086
Purchases of property and equipment and intangibles	(122,853)	(128,559)	(73,753)

Net cash used in investing activities	(104,505)	(127,187)	(63,667)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,021	3,269	4,079
Principal payments on notes payable	(31,571)	(208,453)	(2,524)
Proceeds from borrowing on notes payable	103,000	299,011	—
Payments of deferred debt and offering costs	(848)	(8,038)	—

Net cash provided by financing activities	71,602	85,789	1,555

Net increase (decrease) in cash and cash equivalents	7,605	(6,135)	(50,175)

Cash and cash equivalents:
Beginning	12,201	18,336	68,511

Ending	$19,806	$12,201	$18,336

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$24,787	$15,132	$17,556

Income taxes	$1,699	$1,879	$750

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital lease obligations and included in accounts payable	$942	$270	$261
Note receivable from disposal of discontinued operations	$1,900	$—	$—
Issuance of Class A common shares for:
Partial payment for Big City Radio stations	$37,785	$—	$—
Repayment of note payable and related accrued interest payable	$—	$40,641	$—
Purchase accounting adjustments for deferred taxes	$—	$13,136	$4,968
Tax benefit of exercise of options granted in business combinations	$23	$1,190	$1,036

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of business

Entravision Communications Corporation (together with its subsidiaries, hereinafter, individually and collectively, the “Company”) is a diversified Spanish-language media company utilizing a combination of television, radio and outdoor operations to reach Hispanic consumers in the United States. The Company’s management has determined that as of December 31, 2003 the Company operates in three reportable segments, based upon the type of advertising medium, which consist of television broadcasting, radio broadcasting and outdoor advertising. The Company operates 45 television stations located primarily in the Southwestern United States, consisting primarily of Univision Communications Inc. (“Univision”) affiliated stations. Radio operations consist of a Spanish-language radio network, which provides programming to substantially all of the Company’s 57 operational radio stations, 42 FM and 15 AM, in 22 markets located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. The Company’s outdoor operations consist of approximately 10,900 billboards located primarily in Los Angeles and New York.

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

Reclassification from discontinued operations

On July 3, 2003, the Company sold substantially all of the assets and certain specified liabilities related to its publishing segment to CPK NYC, LLC for aggregate consideration of approximately $19.9 million. The Company’s consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations and publishing assets and liabilities as held for sale or assignment, as the case may be, in accordance with SFAS No. 144 (see Note 4).

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

The Company’s operations are affected by numerous factors, including changes in audience acceptance (i.e., ratings), priorities of advertisers, new laws and governmental regulations and policies and technological advances. The Company cannot predict if any of these factors might have a significant impact on the television, radio and outdoor advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, deferred income tax liabilities and the purchase price allocations used in the Company’s acquisitions.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and indefinite life intangible assets

Beginning January 1, 2002, goodwill and indefinite life intangible assets are not amortized but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. The annual testing date is October 1.

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

Concentrations of credit risk and trade receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2003, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $4.3 million, $2.4 million and $1.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The net charge off of bad debts aggregated $2.8 million, $3.1 million and $3.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Disclosures about fair value of financial instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $1.2 million, $1.2 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Revenue recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Network compensation from Univision’s primary network is recognized ratably over the period of the agreement. Network compensation aggregated $0.6 million for each of the years ended December 31, 2003, 2002 and 2001. Revenue for outdoor advertising space is recognized ratably over the term of the contract, which is typically less than 12 months. Revenue contracts with advertising agencies are recorded at an amount which is net of the commission retained by the agency and revenue from contacts directly with the advertisers are recoded at gross and the related commissions are recorded in selling expense.

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

Trade transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $2.5 million, $4.7 million and $8.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Trade costs were approximately $2.9 million, $5.5 million and $6.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the years ended December 31 (in thousands, except per share data):

	2003	2002	2001
Net loss applicable to common stockholders
As reported	$(9,081)	$(20,846)	$(75,912)
Less total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(10,843)	(8,544)	(6,170)

Pro forma	$(19,924)	$(29,390)	$(82,082)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.08)	$(0.18)	$(0.66)

Pro forma	$(0.18)	$(0.25)	$(0.71)

Earnings per share

Basic earnings per share is computed as net income (loss) less accretion of the discount which includes accrued dividends on Series A mandatorily redeemable convertible preferred stock divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

For the years ended December 31, 2003, 2002 and 2001, all dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on earnings per share. For the year ended December 31, 2003, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive is as follows: 371,795 equivalent shares of stock options and 10,218,052 equivalent shares of Series U convertible preferred stock. The Company had 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock, which would result in an incremental number of shares for diluted earnings per share if their effect was not antidilutive for the years ended December 31, 2003, 2002 and 2001. In addition, 158,740 and 349,678 unvested stock grants subject to repurchase would result in an incremental number of shares for diluted earnings per share if their effect was not antidilutive for the years ended December 31, 2002 and 2001, respectively.

Comprehensive income

For the years ended December 31, 2003, 2002 and 2001, the Company had no components of comprehensive income.

Pending new accounting pronouncement

In 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and its amendment FIN 46R. This interpretation as amended clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. FIN 46R requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” in a “variable interest entity” and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. The Company must adopt this interpretation by March 31, 2004 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. Management does not believe it has any variable interests which will require consolidation or disclosure.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has identified its three operating segments each to be separate reporting units: television broadcasting, radio broadcasting and outdoor advertising. The carrying values of the reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

The Company completed its annual goodwill and indefinite life intangible asset impairment evaluations as of October 1, 2003 and 2002, and has concluded that no impairment exists. Therefore, as a result of these impairment evaluations, no impairment charges were recorded during the years ended December 31, 2003 and 2002.

The following table reflects the impact of the new standards and reconciles the reported net loss applicable to common stock to net loss applicable to common stock adjusted for amortization of goodwill and other indefinite life intangible assets, net of the associated tax effects, and the related per share amounts (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Reported net loss applicable to common stock	$(9,081)	$(20,846)	$(75,912)
Add back amortization, net of taxes:
Goodwill	—	—	18,049
FCC licenses	—	—	27,871
Time brokerage agreements	—	—	1,871
Radio network, reclassified to goodwill	—	—	7,131

Adjusted net loss applicable to common stock	$(9,081)	$(20,846)	$(20,990)

Reported net loss per share, basic and diluted	$(0.08)	$(0.18)	$(0.66)
Add back amortization, net of taxes:
Goodwill	—	—	0.16
FCC licenses	—	—	0.24
Time brokerage agreements	—	—	0.02
Radio network, reclassified to goodwill	—	—	0.06

Adjusted net loss per share, basic and diluted	$(0.08)	$(0.18)	$(0.18)

The change in the carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2003 and 2002 is as follows (in thousands):

	Television	Radio	Outdoor	Total
Balance as of January 1, 2002	$34,034	$176,720	$150,925	$361,679
Reclassification of customer base intangible to assets subject to amortization	—	—	(90,400)	(90,400)
Purchase accounting adjustment for deferred income taxes	2,234	10,338	564	13,136
Reclassification of radio network to goodwill	—	160,063	—	160,063
Purchase accounting adjustment for deferred income taxes related to reclassification of radio network	—	(64,025)	—	(64,025)
Other	31	(925)	(14)	(908)

Balance as of December 31, 2002 and 2003	$36,299	$282,171	$61,075	$379,545

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of the Company’s acquired intangible assets and the associated accumulated amortization is as follows as of December 31, 2003 and 2002 (in thousands):

		2003			2002
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	18	$62,591	$20,827	$41,764	$62,591	$18,513	$44,078
Customer base	7	136,652	38,887	97,765	136,652	23,845	112,807
Other	10	33,579	28,205	5,374	38,692	28,212	10,480

Total intangible assets subject to amortization		$232,822	$87,919	144,903	$237,935	$70,570	167,365

Intangible assets not subject to amortization:
FCC licenses				821,872			708,712
Time brokerage agreements				40,798			40,798

Total intangible assets not subject to amortization				862,670			749,510

Total intangible assets				$1,007,573			$916,875

Management revised downward its estimate of the remaining useful life of the outdoor reporting unit’s customer base intangible asset from 13 years to eight years on October 1, 2002. The effect on net income of this change in estimate for the year ended December 31, 2002 is $3 million, or $0.02 per share.

The aggregate amount of amortization expense for the years ended December 31, 2003 and 2002 was approximately $19.2 million and $18.4 million, respectively. Estimated amortization expense for each of the years ending December 31, 2004 through 2008 ranges from $18.4 million to $18.6 million per year.

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

During the years ended December 31, 2003, 2002 and 2001, the Company made the material acquisitions discussed in the following paragraphs, some of which were asset acquisitions and did not constitute a business. All business acquisitions have been accounted for as purchase business combinations with the operations of the businesses included subsequent to their acquisition dates. The allocation of the respective purchase prices is generally based upon management’s estimates of the discounted future cash flows to be generated from the media properties for intangible assets, and replacement cost for tangible assets. Deferred income taxes are provided for temporary differences based upon management’s best estimate of the tax basis of acquired assets and liabilities that will ultimately be accepted by the applicable taxing authority. Deferred income tax adjustments attributed to revised tax basis estimates at or before settlement with taxing authorities are applied to goodwill attributed to the respective acquisition. All business combinations completed on or before June 30, 2001 have been accounted for under APB No. 16. Business combinations entered into subsequent to June 30, 2001 have been accounted for in accordance with SFAS No. 141 and the applicable paragraphs of SFAS No. 142.

2003 Acquisitions

In January 2003, the Company acquired the assets of television stations KTSB-LP, K10OG, K21EX, K28FK and K35ER in Santa Barbara, California from Univision for approximately $2.5 million.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2003, the Company acquired the assets of KSSC-FM, KSSD-FM and KSSE-FM in Los Angeles, California from Big City Radio for $100 million in cash and approximately 3.77 million shares of Class A common stock.

In July 2003, the Company acquired a permit to build a low-power television station in San Diego, California for approximately $1.8 million.

The Company evaluated the transferred set of activities, assets, inputs and processes in each of these acquisitions and determined that none of these acquisitions constituted a business.

2002 Acquisitions

During 2002, the Company acquired four television stations—one in each of El Paso, Texas, Corpus Christi, Texas, San Angelo, Texas and Monterey-Salinas, California—for an aggregate purchase price of approximately $20.1 million. Additionally, the Company acquired four radio stations—one in each of Denver, Colorado, Aspen, Colorado, Dallas, Texas and Las Vegas, Nevada—for an aggregate purchase price of approximately $90 million. The Company evaluated the transferred set of activities, assets, inputs and processes in each of these acquisitions and determined that none of these acquisitions constituted a business.

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

2001 Acquisitions

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

The following is a summary of the purchase price allocation for the Company’s 2003, 2002 and 2001 acquisitions (in millions):

	2003	2002	2001
Current and other assets, net of cash acquired	$—	$—	$0.2
Property and equipment	1.8	5.2	3.7
Intangible assets	142.2	104.9	57.5
Deferred taxes	—	—	(3.0)
Estimated fair value of properties exchanged	—	(0.2)	(11.2)
Issuance of common stock	(37.8)	—	—
Less cash deposits from prior year	(1.0)	(0.7)	(2.5)

Net cash paid	$105.2	$109.2	$44.7

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets acquired in connection with the 2003 acquisitions are as follows (in thousands):

Intangible assets subject to amortization:
Favorable lease rights	$77

77
Intangible assets not subject to amortization
FCC licenses	142,160

$142,237

Dispositions

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

The cash portion of the purchase price is subject to adjustment based on the working capital of the publishing segment as of the closing date. The Company currently anticipates that this adjustment will be finalized during the first half of 2004 and that such adjustment will not have a material effect on the Company’s consolidated financial statements.

As a result of the Company’s decision to sell its publishing segment, the Company’s consolidated financial statements for all periods presented have been adjusted to reflect the publishing operations as discontinued operations and publishing assets and liabilities as held for sale or assignment, as the case may be, in accordance with SFAS No. 144. The Company has not made any allocation of interest expense or corporate expense to discontinued operations.

Summarized financial information for the discontinued publishing operations is as follows (in thousands):

Balance Sheet data at December 31 consists of (in thousands):

2002
Property and equipment, net	$357
Favorable lease rights subject to amortization	3,889
Other assets	236
Other liabilities	3,378

Statements of Operations data for the years ended December 31 consists of (in thousands):

	2003	2002	2001
Net revenue	$9,983	$20,019	$19,859
Net income (loss) from discontinued operations	(475)	1,078	715

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

Transactions completed in 2004

In February 2004, the Company sold the assets of radio station KZFO-FM in the Fresno, California market to Univision for approximately $8.0 million.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pending transactions

In December 2003, the Company entered into an asset purchase agreement to sell radio station KRVA-AM in the Dallas, Texas market for approximately $3.5 million in cash. The final closing should occur in the middle of 2004 after the Company receives government approval of the transaction.

In January 2004, the Company entered into definitive agreements to sell radio stations WNDZ-AM, WRZA-FM and WZCH-FM in the Chicago, Illinois market for an aggregate amount of approximately $29.0 million in cash. The final closing should occur in the middle of 2004 after the Company receives government approval of the transaction.

Summarized financial information regarding the Company’s assets held for sale in the Fresno, California, Dallas, Texas and Chicago, Illinois markets is as follows (in thousands):

Balance Sheet data at December 31 consists of (in thousands):

2003
Property and equipment, net	$2,721
Favorable lease rights subject to amortization	194
FCC licenses not subject to amortization	31,768

Total assets held for sale	$34,683

None of the 2004 dispositions qualify as a sale of a business, nor do they qualify for discontinued operations presentation as they are not a component of an entity.

5. CONSOLIDATED BALANCE SHEET INFORMATION

Property and equipment

Property and equipment at December 31 consists of (in millions):

	Estimated useful life (years)	2003	2002
Buildings	39	$103.6	$103.1
Construction in progress	—	7.9	2.5
Transmission, studio and other broadcast equipment	5-15	101.7	94.5
Office and computer equipment	3-7	15.8	14.6
Transportation equipment	5	4.0	3.2
Leasehold improvements and land improvements	Lesser of lease life or useful life	7.1	7.1

		240.1	225.0
Less accumulated depreciation and amortization		83.3	60.6

		156.8	164.4
Land		13.8	16.4

		$170.6	$180.8

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts payable and accrued expenses

Accounts payable and accrued expenses at December 31 consist of (in millions):

	2003	2002
Accounts payable	$3.4	$2.8
Accrued payroll and compensated absences	5.7	6.5
Income taxes payable	0.1	0.3
Accrued bonuses	1.3	0.8
Professional fees and transaction costs	1.1	0.7
Accrued interest	5.4	5.4
Deferred revenue	1.8	2.4
Accrued national representation fees	1.6	1.4
Other	6.2	5.6

	$26.6	$25.9

6. LONG-TERM DEBT AND NOTES PAYABLE

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes payable at December 31 are summarized as follows (in millions):

	2003	2002
Credit facility	$144.0	$66.0
8.125% Senior Subordinated notes, due 2009	225.0	225.0
Time brokerage contract payable, due in annual installments of $1 million bearing interest at 5.806% through June 2011	8.0	9.0
Other	0.6	5.9

	377.6	305.9
Less current maturities	1.2	1.4

	$376.4	$304.5

Credit facility

The Company has a $400 million bank credit facility, comprised of a $250 million revolving facility and a $150 million incremental loan facility, both bearing interest at LIBOR (1.1875% at December 31, 2003) plus a margin ranging from 0.875% to 3.25% based on the Company’s leverage. In addition, the Company pays a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. The outstanding balance at December 31, 2003 and 2002 was $144 million and $66 million, respectively. The original $250 million amount of the revolving facility is subject to an automatic quarterly reduction, and had been reduced to $213 million as of December 31, 2003.

The revolving facility expires in 2007 and the ability to draw under the incremental loan facility expires in September 2004. The incremental loan facility had been due to expire in September 2003, but the Company amended the bank credit facility in that month to extend its maturity for an additional year. In November 2003, the Company obtained commitments from participating banks for $50 million of the total amount available under the incremental loan facility. The ability to borrow the remaining $100 million under the incremental loan facility remains subject to additional bank commitments. The credit facility is secured by substantially all of the Company’s assets as well as the pledge of the stock of several of the Company’s subsidiaries, including the special purpose subsidiaries formed to hold the Company’s FCC licenses.

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

The credit facility also contains certain financial covenants relating to maximum total debt ratio, total interest coverage ratio, a fixed charge coverage ratio and a ceiling on annual capital expenditures. The covenants become increasingly restrictive in the later years of the facility. The credit facility also contains restrictions on the incurrence of additional debt, the payment of dividends, acquisitions and the sale of assets over a certain limit. Additionally, the Company is required to enter into interest rate agreements if its leverage exceeds certain limits as defined in the agreement. An interest rate swap with limits on the floor and ceiling rates and a notional amount of $82.5 million was entered into during 2003. This agreement expires in March 2006. Due to the short-term nature of the agreement and the projection that the interest rate floor or ceiling will not be reached during the term, the estimated fair value of this agreement is zero as of December 31, 2003.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior subordinated notes

The Company has senior subordinated notes (Notes) in the amount of $225 million that were outstanding at December 31, 2003 and 2002. The Notes bear interest at 8.125% payable in cash semi-annually, in arrears on March 15 and September 15 each year. The Notes mature on March 15, 2009 and are subordinated to all senior debt. The Company may redeem any or all of the Notes at any time on or after March 15, 2006 at a redemption price equal to 104.063% of the Notes’ principal. The redemption price declines ratably thereafter to par, plus accrued and unpaid interest. Prior to March 15, 2005, the Company may redeem up to 35% of the Notes with the net proceeds of a qualified equity offering at a redemption price equal to 108.125% of the Notes’ principal, plus accrued and unpaid interest. In addition, upon certain conditions of a change of control, the Company may be required to redeem the Notes in cash equal to 101% of the Notes’ principal, plus accrued and unpaid interest.

All of the Company’s wholly owned subsidiaries guarantee the senior subordinated notes except one subsidiary. The guarantees are full and unconditional and joint and several. The subsidiary that does not guarantee the senior subordinated notes is the special purpose entity that owns all of the Company’s FCC licenses, and such entity has no other operations. The carrying value of the FCC licenses is approximately $822 million. There is no limitation on the amount of assets that may be transferred to the parent company other than the FCC licenses.

The Notes contain certain restrictive financial covenants, including those relating to the incurrence of additional debt or preferred stock, the payment of dividends, acquisitions and the sale of assets over a certain limit.

Aggregate maturities of long-term debt and notes payable at December 31, 2003 are as follows (in millions):

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount
2004	$1.2
2005	7.6
2006	63.6
2007	76.1
2008	1.1
Thereafter	228.0

$377.6

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31 is as follows (in millions):

	2003	2002	2001
Current
Federal	$—	$—	$—
State	1.4	—	0.8
Foreign	0.3	0.3	—
Deferred	(0.7)	(0.4)	(23.8)

	$1.0	$(0.1)	$(23.0)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pre-tax income for the years ended December 31 due to the following (in millions):

	2003	2002	2001
Computed “expected” tax (benefit)	$(2.1)	$(3.8)	$(30.2)
Change in income tax resulting from:
State taxes, net of federal benefit	0.8	—	(3.2)
Non-deductible expenses	0.6	1.7	12.2
Reduction of state net operating loss carryforward	1.5	1.7	—
Other	0.2	0.3	—

	$1.0	$(0.1)	$(23.0)

The components of the deferred tax assets and liabilities at December 31 consist of the following (in millions):

	2003	2002
Deferred tax assets:
Accrued expenses	$2.3	$2.1
Accounts receivable	1.9	1.6
Net operating loss carryforward	44.7	35.6
Stock-based compensation	0.5	0.5

	49.4	39.8

Deferred tax liabilities:
Deferred gains	—	(1.3)
Intangible assets	(159.6)	(145.2)
Property and equipment	(13.8)	(11.5)

	(173.4)	(158.0)

	$(124.0)	$(118.2)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax amounts have been classified in the accompanying balance sheets at December 31 as follows (in millions):

	2003	2002
Current assets	$—	$4.0
Non-current liabilities	(124.0)	(122.2)

	$(124.0)	$(118.2)

The Company has federal net operating loss carryforwards of approximately $128 million that expire through 2023 as follows (in millions):

Year	Amount
2015	$48

2021	19

2022	35

2023	26

$128

8. CONTRACTUAL OBLIGATIONS

The Company has agreements with certain media research and ratings providers, expiring at various dates through December 2006, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of $19.9 million. The annual commitments range from $5.0 million to $7.8 million.

The Company leases facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through November 2050.

The approximate future minimum lease payments under these operating leases at December 31, 2003 are as follows (in millions):

Amount
2004	$9.3
2005	9.1
2006	8.2
2007	6.5
2008	5.8
Thereafter	30.7

$69.6

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $25.2 million, $23.3 million and $22.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment agreements

The Company has entered into employment agreements (the “Agreements”) with two executive officers, who are also stockholders and directors, through August 2005. The Agreements provide that a minimum annual base salary and a bonus be paid to each of the executives. The Company accrued approximately $0.9 million, $0.5 million and $0 of bonuses payable to these executives for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, the Agreements provide for a continuation of each executive’s annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Agreements.

9. RELATED-PARTY TRANSACTIONS

The Company has an unsecured advance of $0.1 million payable to related parties, which was due on demand at December 31, 2003 and 2002, respectively. In addition, at December 31, 2003 and 2002, the Company also had a note receivable in the amount of $0.3 million from an officer that bears interest at 6.02% and is due October 2005.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Univision currently owns approximately 28% of our common stock on a fully converted basis. Univision provided network compensation and reimbursed the Company for corporate expenses associated with the Univision and Hispanic Broadcasting Corporation merger in 2003. Univision also acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. The following table reflects the related party balances with Univision and other related parties (in thousands):

	Univision Related Party			Other Related Party				Total Related Party
	2003	2002	2001	2003		2002	2001	2003	2002	2001
Trade receivables	795	208	599	—		42	—	795	250	599
Other current assets	—	—	—	1,650		972	1,189	1,650	972	1,189
Other assets	—	—	—	277		340	322	277	340	322
Advances payable	—	—	—	118		118	118	118	118	118
Accounts payable	2,261	988	1,145	—		784	554	2,261	1,772	1,699
Net revenue	1,219	1,229	1,519	—		—	—	1,219	1,229	1,519
Direct operating expenses	8,479	10,852	5,000	3,081	(1)	74	555	11,560	10,926	5,555
Corporate expense reimbursement	2,000	—	—	—		—	—	2,000	—	—

(1)	Primarily national commissions paid to Lotus/Entravision Reps LLC.

10.    STOCKHOLDERS’ EQUITY

Common stock

The First Restated Certificate of Incorporation of the Company authorizes both common and preferred stock. The common stock has three classes, identified as A, B and C, which have similar rights and privileges, except that the Class B common stock provides ten votes per share as compared to one vote per share for all other classes of common stock. Each share of Class B and C common stock is convertible at the holder’s option into one fully paid and nonassessable share of Class A common stock and is required to be converted into one share of Class A common stock upon the occurrence of certain events as defined in the First Restated Certificate of Incorporation. In September 2003 all of the Class C common stock shares issued and outstanding were converted for shares of the Company’s Series U preferred stock. There were no Class C common stock shares issued and outstanding at December 31, 2003.

On March 19, 2001, the Board approved a stock repurchase program. The Company is authorized to repurchase up to $35.0 million of outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. The Company intends to finance stock repurchases, if and when made, with available cash on hand and cash provided by operations. No shares of Class A common stock had been repurchased under the stock repurchase program up through December 31, 2003.

Preferred stock and mandatorily redeemable convertible preferred stock

The Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001, in one or more series. The Board is authorized to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series as well as any qualifications, limitations or restrictions. As of December 31, 2003, the Company had designated 11 million shares as Series A mandatorily redeemable convertible preferred stock, of which 5,865,102 shares are outstanding.

The Series A preferred stock is convertible into Class A common stock on a share-per-share basis at the option of the holder at any time and accrues dividends at 8.5% of the $90 million face value, compounded

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annually and payable upon the liquidation of the Company or redemption. There were approximately $28.9 million and $19.6 million of dividends in arrears at December 31, 2003 and 2002, respectively. All accrued and unpaid dividends are to be waived and forgiven upon the conversion of the Series A preferred stock into Class A common stock. The Series A preferred stock is subject to redemption at face value plus accrued dividends at the option of the holder at any time after April 19, 2006, and must be redeemed in full in April 2010. The Company also has the right to redeem the Series A preferred stock at its option at any time one year after its issuance, provided that the trading price of the Class A common stock equals or exceeds 130% of the IPO price of the Class A common

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock for 15 consecutive trading days immediately before such redemption. The Series A redemption price per share is equal to the sum of the original issue price per share ($15.35) plus accrued and unpaid dividends.

The Series A preferred stock was issued upon the conversion of notes payable with a carrying value less than the face value of the preferred stock. Accordingly, a discount was recorded on the preferred stock. The Company is recording a periodic charge to accumulated deficit to accrete the Series A preferred stock up to its redemption value. During the years ended December 31, 2003, 2002 and 2001, the Company recorded accretion charges of $11.3 million, $10.2 million and $10.1 million, respectively.

In September 2003 Univision exchanged all of its shares of the Class A and Class C common stock that it previously owned for shares of the Company’s Series U preferred stock. This exchange does not change Univision’s overall equity interest in the company, nor does it have any impact on the existing television station affiliation agreement with Univision. The Series U preferred stock has limited voting rights, does not include the right to elect directors and is automatically convertible into shares of Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision. The Series U preferred stock is also mandatorily convertible into common stock when and if the Company creates a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference).

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a summary of stock option activity for the years ended December 31 (in thousands, except per share data):

	2003		2002		2001
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Number of shares under stock options:
Outstanding at beginning of year	6,924	$13.96	5,595	$14.38	5,511	$14.33
Granted	1,835	6.93	2,297	11.47	1,155	11.89
Exercised	32	8.76	615	7.22	522	7.76
Forfeited	939	12.49	354	16.08	549	13.70

Outstanding at end of year	7,788	12.51	6,924	13.96	5,595	14.38

Available to grant at end of year	2,543		3,440		5,383

Exercisable at end of year	3,273		2,131		1,660

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.90–16.69	3,403,040	6.70	$16.50	2,237,960	$16.50
$10.03–13.37	2,626,004	8.06	11.12	923,227	11.14
$ 6.49–9.95	1,759,503	9.16	6.85	112,311	8.53

	7,788,547	7.71	12.51	3,273,498	14.71

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

The Company’s 2003, 2002 and 2001 fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Weighted average fair value of options granted	$4.48	$8.22	$7.61
Expected volatility	67% to 72%	72% to 82%	50% to 88%
Risk free interest rate	2.27 to 3.37%	5.40%	5.40% to 6.07%
Expected lives	6 years	6 years	6 years
Dividend rate	—	—	—

In January 2004, the Company granted options to acquire approximately two million shares of stock at $10.27 per share.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”) provides the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the next ten calendar years, beginning January 1, 2002. All of the Company’s employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their compensation withheld to purchase shares during each offering period. The purchase price of the stock is 85% of the lower of the day preceding the beginning-of-period or end-of-period closing market price. The first offering period under the Purchase Plan commenced on August 15, 2001. There was approximately $0.8 million and $0.3 million withheld from employees under the Purchase Plan as of December 31, 2003 and 2002 respectively.

12.    LITIGATION AND SUBSEQUENT EVENTS

The Company is subject to various outstanding claims and other legal proceedings that arose in the ordinary course of business. The Company is a party to one separate action, which management does not believe is material, from plaintiffs seeking unspecified damages. An accrual has been made in the consolidated financial statements as necessary to provide for management’s best estimate of the probable liability associated with this action. While the Company’s legal counsel cannot express an opinion on this matter, management believes that any liability of the Company that may arise out of or with respect to this matter will not materially adversely affect the financial position, results of operations or cash flows of the Company.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. SEGMENT DATA

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There have been no significant sources of revenue generated outside the United States during the years ended December 31, 2003, 2002 and 2001. Additionally, there are no significant assets held outside the United States.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands).

	Years Ended December 31,
	2003	2002	2001
		As reclassified (Note 1)	As reclassified (Note 1)
Net Revenue
Television	$121,221	$112,405	$91,902
Radio	86,526	75,720	65,479
Outdoor	30,209	30,325	31,668

Consolidated	237,956	218,450	189,049

Direct operating expenses
Television	50,909	49,078	39,661
Radio	35,160	30,657	26,443
Outdoor	20,892	20,589	20,688

Consolidated	106,961	100,324	86,792

Selling, general and administrative expenses
Television	22,903	21,104	18,737
Radio	22,693	20,582	16,661
Outdoor	4,495	4,137	4,128

Consolidated	50,091	45,823	39,526

Depreciation and amortization
Television	14,786	14,478	30,076
Radio	7,798	8,241	69,442
Outdoor	21,100	17,930	19,319

Consolidated	43,684	40,649	118,837

Segment operating profit (loss)
Television	32,623	27,745	3,428
Radio	20,875	16,240	(47,067)
Outdoor	(16,278)	(12,331)	(12,467)

Consolidated	37,220	31,654	(56,106)

Corporate expenses	14,298	15,300	14,190
Loss (gain) on sale of assets	945	707	(4,975)
Non-cash stock-based compensation	1,182	2,942	3,243

Operating income (loss)	$20,795	$12,705	$(68,564)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of and for the Years Ended December 31,
	2003	2002	2001
	(In thousands)
Total assets:
Television	$393,607	$392,086	$444,514
Radio	1,024,911	921,430	815,323
Outdoor	233,767	255,483	271,001
Assets held for sale	34,683	4,482	4,679

Consolidated	$1,686,968	$1,573,481	$1,535,517

Capital expenditures:
Television	$8,799	$13,680	$23,911
Radio	8,362	5,207	4,639
Outdoor	500	646	325

Consolidated	$17,661	$19,533	$28,875

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per share data):

Year ended December 31, 2003:	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$48,270	$64,148	$64,419	$61,119	$237,956
Net income (loss)	(6,652)	1,176	9,010	(1,267)	2,267
Net income (loss) applicable to common stock	(9,376)	(1,623)	6,136	(4,218)	(9,081)
Net income (loss) per share, basic and diluted	(0.08)	(0.01)	0.05	(0.05)	(0.08)

Year ended December 31, 2002:	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$44,548	$57,017	$59,584	$57,301	$218,450
Net income (loss)	(4,954)	(4,356)	582	(1,917)	(10,645)
Net loss applicable to common stock	(7,403)	(6,871)	(2,002)	(4,570)	(20,846)
Net loss per share, basic and diluted	(0.06)	(0.06)	(0.02)	(0.04)	(0.18)

(1)	Amounts have been reclassified for discontinued operations.