Form 10-Q
period 2004-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2004-05-10
CIK 1109116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of May 5, 2004, there were 59,502,343 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding and 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,348	$19,806
Trade receivables (including related parties of $575 and $795), net of allowance for doubtful
accounts of $5,114 and $4,749	42,245	49,518
Assets held for sale	33,662	34,683
Prepaid expenses and other current assets (including related parties of $1,061 and $1,650)	5,902	5,823

Total current assets	95,157	109,830
Property and equipment, net	161,885	170,624
Intangible assets subject to amortization, net	140,327	144,903
Intangible assets not subject to amortization	862,515	862,670
Goodwill	379,545	379,545
Other assets (including related parties of $259 and $277)	17,944	19,396

	$1,657,373	$1,686,968

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,186	$1,191
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $2,264 and $2,261)	21,856	26,568

Total current liabilities	23,160	27,877
Notes payable, less current maturities	358,392	376,424
Other long-term liabilities	687	397
Deferred taxes	121,689	124,000

Total liabilities	503,928	528,698

Commitments and contingencies
Series A mandatorily redeemable convertible preferred stock, $0.0001 par value, 11,000,000 shares authorized; shares issued and outstanding 2004 and 2003 5,865,102 (liquidation value of $121,390 and $118,865)	115,300	112,269

Stockholders’ equity
Preferred stock, $0.0001 par value, 39,000,000 shares authorized; shares issued and outstanding Series U convertible preferred stock, 2004 and 2003 369,266	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2004 59,487,943; 2003 59,434,048	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2004 and 2003 27,678,533	3	3
Class C common stock, $0.0001 par value, 25,000,000 shares authorized; no shares issued or outstanding 2004 and 2003	—	—
Additional paid-in capital	1,183,378	1,182,978
Accumulated deficit	(145,242)	(136,986)

	1,038,145	1,046,001
Treasury stock, Class A common stock, $0.0001 par value, 2004 and 2003 5,101 shares	—	—

Total stockholders’ equity	1,038,145	1,046,001

	$1,657,373	$1,686,968

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended March 31,
	2004	2003
		(As reclassified Note 1)
Net revenue (including related parties of $262 and $303)	$52,048	$48,270

Expenses:
Direct operating expenses (including related parties of $2,260 and $2,298)	26,002	24,565
Selling, general and administrative expenses	12,658	11,817
Corporate expenses (including related party reimbursements of $0 and $1,500) (Note 2)	4,013	2,426
Gain on sale of assets	(1,004)	—
Non-cash stock-based compensation (includes direct operating of $0 and $68; selling, general and administrative of $0 and $89; and corporate of $(40) and $145)	(40)	302
Depreciation and amortization (includes direct operating of $9,346 and $9,075; selling, general and administrative of $1,158 and $1,434; and corporate of $283 and $345)	10,787	10,854

	52,416	49,964

Operating loss	(368)	(1,694)
Interest expense	(6,872)	(6,311)
Interest income	90	15

Loss before income taxes	(7,150)	(7,990)
Income tax benefit	2,036	1,652

Loss before equity in net loss of nonconsolidated affiliates	(5,114)	(6,338)
Equity in net loss of nonconsolidated affiliates	(111)	(49)

Loss before discontinued operations	(5,225)	(6,387)
Loss from discontinued operations, net of tax $0 and $8 (Note 3)	—	(265)

Net loss	(5,225)	(6,652)
Accretion of preferred stock redemption value	(3,031)	(2,724)

Net loss applicable to common stockholders	$(8,256)	$(9,376)

Net loss per share from continuing operations applicable to common stockholders	$(0.09)	$(0.08)
Net income per share from discontinued operations	—	(0.00)

Net loss per share applicable to common stockholders, basic and diluted	$(0.09)	$(0.08)

Weighted average common shares outstanding, basic and diluted	87,140,507	119,985,892

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period Ended March 31,
	2004	2003
		(As reclassified Note 1)
Cash flows from operating activities:
Net loss	$(5,225)	$(6,652)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,787	10,854
Deferred income taxes	(2,311)	(2,200)
Amortization of debt issue costs	816	503
Amortization of syndication contracts	75	151
Equity in net loss of nonconsolidated affiliates	111	49
Non-cash stock-based compensation	(40)	302
Gain on sale of media properties and other assets	(1,004)	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Decrease in accounts receivable	7,319	3,542
Increase in prepaid expenses and other assets	(362)	(965)
Decrease in accounts payable, accrued expenses and other liabilities	(4,594)	(4,767)
Effect of discontinued operations	—	185

Net cash provided by operating activities	5,572	1,002

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	8,168	—
Purchases of property and equipment and intangibles	(3,396)	(2,989)
Distribution from nonconsolidated affiliate	300	—
Refunds (deposits) for acquisitions	501	(3,015)

Net cash provided by (used in) investing activities	5,573	(6,004)

Cash flows from financing activities:
Proceeds from issuance of common stock	442	432
Principal payments on notes payable	(52,036)	(108)
Proceeds from borrowing on notes payable	34,000	—
Payments of deferred debt and offering costs	(9)	(8)

Net cash provided by (used in) financing activities	(17,603)	316

Net decrease in cash and cash equivalents	(6,458)	(4,686)
Cash and cash equivalents:
Beginning	19,806	12,201

Ending	$13,348	$7,515

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$10,610	$10,126

Income taxes	$275	$548

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital lease obligations and included in accounts payable	$285	$156

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2004

1. BASIS OF PRESENTATION

Presentation

The condensed consolidated financial statements included herein have been prepared by Entravision Communications Corporation, or the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2004 or any other future period.

Reclassification of discontinued operations

On July 3, 2003, the Company sold substantially all of the assets and certain specified liabilities related to its publishing segment to CPK NYC, LLC for aggregate consideration of approximately $19.9 million. The Company’s consolidated financial statements for the three-months ended March 31, 2003 and related disclosures have been adjusted to reflect the publishing operations as discontinued operations in accordance with SFAS No. 144 (see Note 3).

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Related party

Univision Communications Inc. currently owns approximately 28% of the Company’s common stock on a fully converted basis. In connection with Univision’s merger with Hispanic Broadcasting Corporation, or HBC, in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to sell enough of its holdings of the Company’s stock so that its ownership of the Company will not exceed 15% by March 26, 2006 and 10% by March 26, 2009.

Also pursuant to Univision’s agreement with DOJ, in September 2003 Univision exchanged all 36,926,623 of its shares of the Company’s Class A and Class C common stock that it previously owned (14,943,231 shares of Class A common stock and 21,983,392 shares of Class C common stock) for 369,266 shares of the Company’s new Series U preferred stock. This exchange did not change Univision’s overall equity interest in the Company, nor did it have any impact on the Company’s existing television station affiliation agreements with Univision. The Series U preferred stock has limited voting rights, does not include the right to elect directors and carries a nominal liquidation preference at its par value over common stockholders. Each share of Series U preferred stock is automatically convertible into 100 shares (subject to adjustment for stock splits, dividends or combinations) of the Company’s Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision. The Series U preferred stock is also mandatorily convertible into common stock when and if the Company creates a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference). The Company currently anticipates creating such a new class of common stock during the second quarter of 2004, subject to obtaining stockholder approval at its 2004 Annual Meeting of Stockholders scheduled to be held on May 26, 2004.

The Company received reimbursements from Univision for expenses the Company incurred in connection with Univision’s merger with HBC in the aggregate amount of $1.5 million during the three-month period ended March 31, 2003.

New accounting pronouncement

In the first quarter, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) with no effect on the Company’s financial statements.

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

The following table illustrates the effect on net loss and net loss per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three-month periods ended March 31, 2004 and 2003 (unaudited; in thousands, except per share data):

	Three-Month Period Ended March 31,
	2004	2003
Net loss applicable to common stockholders
As reported	$(8,256)	$(9,376)
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,660)	(2,078)

Pro forma	$(10,916)	$(11,454)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.09)	$(0.08)

Pro forma	$(0.13)	$(0.10)

The Company granted 1,960,000 stock options for employees and directors and 78,000 stock options for non-employees during the three-month period ended March 31, 2004. These stock options have an average exercise price of $10.27 and an average fair value of $4.80.

Loss per share

Basic loss per share is computed as net loss less accretion of the discount which includes accrued dividends on Series A mandatorily redeemable convertible preferred stock divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

For the three-month periods ended March 31, 2004 and 2003, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. For the three-months ended March 31, 2004, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is as follows: 528,466 equivalent shares of stock options, 36,926,600 equivalent shares of Series U convertible preferred stock and 5,865,102 equivalent shares of Series A mandatorily redeemable convertible preferred stock.

As discussed above, the Series U preferred stock is mandatorily convertible into common stock when and if the Company creates a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference). The Company currently intends to create such a new class of common stock in connection with its 2004 Annual Meeting of Stockholders. If the Series U preferred stock had been treated as common stock outstanding, the weighted average common shares outstanding, basic and diluted, would have been 124,067,130 for the three-month period ended March 31, 2004. The net loss per share, basic and diluted, would have changed from $(0.09) to $(0.07) for the three-month period ended March 31, 2004.

Disposition of assets

In February 2004, the Company sold the assets of radio station KZFO-FM in the Fresno, California market to Univision for approximately $8.0 million.

Subsequent event

The Company recently entered into a Share Repurchase Agreement with TSG Capital Fund III, L.P., the holder of all of the Company’s outstanding Series A mandatorily redeemable convertible preferred stock, or Series A preferred stock. Under the Share Repurchase Agreement, the Company agreed to purchase the Series A preferred stock from TSG Capital for a cash price that may vary depending on when the purchase closes. If the purchase closes by May 27, 2004, the price will be $126.2 million. If the purchase closes after May 27, 2004 but on or before June 28, 2004, the price will be $126.9 million. If the purchase closes after June 28, 2004 but on or before July 29, 2004, the price will be $127.7 million. If the purchase does not close by July 29, 2004, the Share Repurchase Agreement will terminate. In addition, the closing of the repurchase is conditioned upon the receipt of all necessary bank consents and the completion, on terms acceptable to the Company in its sole discretion, of an offering of preferred stock. As of March 31, 2004, the aggregate liquidation preference of the Series A preferred stock was $121.4 million. The amount by which the repurchase price exceeds the carrying value of the Series A preferred stock will affect net income available to common stockholders and the related earnings per share.

Pending transactions

In December 2003, the Company entered into a definitive agreement to sell radio station KRVA-AM in the Dallas, Texas market for approximately $3.5 million in cash. This disposition is currently expected to close in the second quarter of 2004.

In January 2004, the Company entered into definitive agreements to sell radio stations WNDZ-AM, WRZA-FM and WZCH-FM in the Chicago, Illinois market for an aggregate amount of approximately $29.0 million in cash. These dispositions are currently expected to close in the second quarter of 2004.

Summarized financial information regarding the Company’s assets held for sale in the Fresno, California, Dallas, Texas, Chicago, Illinois markets and land in the San Jose, California market (which has a carrying value and fair market value of $5.2 million) is as follows (in thousands):

Balance Sheet data as of the dates indicated consists of (in thousands):

	March 31, 2004	December 31, 2003
Property and equipment, net	$7,219	$2,721
Favorable lease rights subject to amortization	190	194
FCC licenses not subject to amortization	26,253	31,768

Total assets held for sale	$33,662	$34,683

None of the 2004 dispositions or planned dispositions qualifies as a sale of a business, nor do they qualify for discontinued operations presentation as they are not a component of an entity.

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

The cash portion of the purchase price is subject to adjustment based on the working capital of the publishing segment as of the closing date. The Company currently anticipates that this adjustment will be finalized during the second or third quarter of 2004 and that such adjustment will not have a material effect on the Company’s consolidated financial statements.

As a result of the Company’s decision to sell its publishing segment, the Company’s consolidated financial statements for the three-month period ended March 31, 2003 and related disclosures have been adjusted to reflect the publishing operations as discontinued operations in accordance with SFAS No. 144. The Company has not made any allocation of interest expense or corporate expense to discontinued operations.

Summarized Statement of Operations data for the discontinued publishing operations is as follows (unaudited, in thousands):

	Three-Month Period Ended March 31,
	2004	2003
Net revenue	$—	$4,758
Loss from discontinued operations	—	(265)

4. SEGMENT INFORMATION

The Company operates in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising.

Television broadcasting

The Company owns and/or operates 45 primary television stations located primarily in the southwestern United States, consisting primarily of Univision affiliates.

Radio broadcasting

The Company owns and/or operates 57 radio stations (42 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas.

Outdoor advertising

The Company owns approximately 10,900 outdoor advertising faces located primarily in Los Angeles and New York.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2004 and 2003. The Company evaluates the performance of its operating segments based on the following (unaudited, in thousands):

	Three-Month Period Ended March 31,		% Change
	2004	2003
Net Revenue
Television	$27,578	$25,479	8%
Radio	18,319	16,259	13%
Outdoor	6,151	6,532	-6%

Consolidated	52,048	48,270	8%

Direct operating expenses
Television	12,643	11,831	7%
Radio	8,107	7,798	4%
Outdoor	5,252	4,936	6%

Consolidated	26,002	24,565	6%

Selling, general and administrative expenses
Television	5,513	5,798	-5%
Radio	5,641	4,956	14%
Outdoor	1,504	1,063	41%

Consolidated	12,658	11,817	7%

Depreciation and amortization
Television	3,580	3,805	-6%
Radio	1,975	1,820	9%
Outdoor	5,232	5,229	0%

Consolidated	10,787	10,854	-1%

Segment operating profit (loss)
Television	5,842	4,045	44%
Radio	2,596	1,685	54%
Outdoor	(5,837)	(4,696)	24%

Consolidated	2,601	1,034	152%

Corporate expenses	4,013	2,426	65%
Gain on sale of assets	(1,004)	—	*
Non-cash stock-based compensation	(40)	302	*

Operating loss	$(368)	$(1,694)	-78%

Total assets:
Television	$377,130	$384,321
Radio	1,018,308	918,129
Outdoor	228,273	250,451
Assets held for sale	33,662	7,486

Consolidated	$1,657,373	$1,560,387

Capital Expenditures
Television	$1,763	$2,144
Radio	1,093	727
Outdoor	300	73

Consolidated	$3,156	$2,944

*	Percentage not meaningful.

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

Overview

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 80% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising. Our net revenue for the three-month period ended March 31, 2004 was $52 million. Of that amount, revenue generated by our television segment accounted for 53%, revenue generated by our radio segment accounted for 35% and revenue generated by our outdoor segment accounted for 12%.

As of the date of filing this report, we own and/or operate 45 primary television stations that are located primarily in the southwestern United States. We own and/or operate 57 radio stations (42 FM and 15 AM) located primarily in Arizona, California, Colorado, Florida, Illinois, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 10,900 advertising faces located primarily in Los Angeles and New York. The comparability of our results between the three-month periods ended March 31, 2004 and 2003 is significantly affected by acquisitions and dispositions.

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

Consistent with our strategy of focusing on core media assets, we completed the sale of our publishing operations in July 2003. We also finished the year with a ratio of net debt (which we define as total debt less cash exceeding $5 million) to EBITDA as adjusted of 5.4 to 1, despite our acquisition of the Los Angeles radio assets earlier in the year. In addition, we made improvements in managing our expenses in 2003 by completing a rigorous budgeting process to reduce operating costs and overhead.

On the other hand, there were factors that limited our growth in 2003, and which represent both challenges and opportunities for the current year. Foremost among these factors was the weak economy for most of 2003, but we are encouraged by the national recovery that appeared to take hold during the later part of 2003. We were also relatively disappointed by the performance by our outdoor segment in 2003. We have responded to this challenge by making high-level changes in our outdoor management and sales staff, and we intend to monitor developments closely during this transitional period. In addition, although we experienced significant ratings gains in the Los Angeles radio market during 2003, one of our key goals for 2004 is to accelerate revenue growth in that market commensurate with our ratings success.

Dispositions

In February 2004, we sold the assets of radio station KZFO-FM in the Fresno, California market to Univision for approximately $8.0 million.

In December 2003, we entered into a definitive agreement to sell radio station KRVA-AM in the Dallas, Texas market for approximately $3.5 million in cash. We currently expect this disposition to close in the second quarter of 2004.

In January 2004, we entered into definitive agreements to sell radio stations WNDZ-AM, WRZA-FM and WZCH-FM in the Chicago, Illinois market for an aggregate amount of approximately $29.0 million in cash. We currently expect these dispositions to close in the second quarter of 2004.

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

Also pursuant to Univision’s agreement with DOJ, in September 2003 Univision exchanged all of its shares of our Class A and Class C common stock that it previously owned for shares of our new Series U preferred stock. This exchange did not change Univision’s overall equity interest in our company, nor did it have any impact on our existing television station affiliation agreements with Univision. The Series U preferred stock has limited voting rights, does not include the right to elect directors and is automatically convertible into shares of our Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision. The Series U preferred stock is also mandatorily convertible into 36,926,600 shares of common stock when and if we create a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference). We anticipate creating such a new class of common stock during the second quarter of 2004, subject to obtaining stockholder approval at our 2004 Annual Meeting of Stockholders scheduled to be held on May 26, 2004.

Three-Month Periods Ended March 31, 2004 and 2003 (Unaudited)

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2004 and 2003 (in thousands):

	Three-Month Period Ended March 31,
	2004	2003	% Change
Statement of operations data:
Net revenue	$52,048	$48,270	8%
Direct operating expenses	26,002	24,565	6%
Selling, general and administrative expenses	12,658	11,817	7%
Corporate expenses	4,013	2,426	65%
Gain on sale of assets	(1,004)	—	*
Non-cash stock-based compensation	(40)	302	*
Depreciation and amortization	10,787	10,854	-1%

	52,416	49,964	5%
Operating loss	(368)	(1,694)	-78%
Interest expense	(6,872)	(6,311)	9%
Interest income	90	15	500%

Loss before income taxes	(7,150)	(7,990)	-11%
Income tax benefit	2,036	1,652	23%

Loss before equity in net loss of nonconsolidated affiliates	(5,114)	(6,338)	-19%
Equity in net loss of nonconsolidated affiliates	(111)	(49)	127%

Loss before discontinued operations	(5,225)	(6,387)	-18%
Loss from discontinued operations	—	(265)	-100%

Net loss	$(5,225)	$(6,652)	-21%

Other Data:
Broadcast cash flow (1)	$13,388	$11,888	13%
EBITDA as adjusted (adjusted for non-cash stock-based compensation) (1)	$9,375	$9,462	-1%
Cash flows provided by operating activities	$5,872	$1,002	486%
Cash flows provided by (used in) investing activities	$5,273	$(6,004)	*
Cash flows provided by (used in) financing activities	$(17,603)	$316	*
Capital asset and intangible expenditures	$3,396	$2,989	14%

* Percentage not meaningful.

(1)	Broadcast cash flow means operating loss before corporate expenses, gain on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash gain on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility as currently amended, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of net debt to operating cash flow having exceeded 6.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of net indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of net indebtedness to each of operating cash flow and consolidated cash flow as of March 31, 2004 and 2003 were 5.4 to 1 and 5.3 to 1, respectively. We entered into the bank credit facility in September 2000 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. The most directly comparable GAAP financial measure to each of broadcast cash flow and EBITDA as adjusted is net loss. A reconciliation of these non-GAAP measures to net loss follows (unaudited; in thousands):

	Three-Month Period Ended March 31,
	2004	2003
Broadcast cash flow	$13,388	$11,888
Corporate expenses	4,013	2,426

EBITDA as adjusted	9,375	9,462
Gain on sale of assets	(1,004)	—
Non-cash stock-based compensation	(40)	302
Depreciation and amortization	10,787	10,854

Operating loss	(368)	(1,694)
Interest expense	(6,872)	(6,311)
Interest income	90	15

Loss before income taxes	(7,150)	(7,990)
Income tax benefit	2,036	1,652

Loss before equity in net loss of nonconsolidated affiliates	(5,114)	(6,338)
Equity in net loss of nonconsolidated affiliates	(111)	(49)

Loss before discontinued operations	(5,225)	(6,387)
Loss from discontinued operations	—	(265)

Net loss	$(5,225)	$(6,652)

Consolidated Operations

Net Revenue. Net revenue increased to $52.0 million for the three-month period ended March 31, 2004 from $48.3 million for the three-month period ended March 31, 2003, an increase of $3.7 million. The overall increase came from our television and radio segments, which together accounted for an increase of $4.1 million. The increase from these segments was attributable to increased advertising sold (referred to as “inventory” in our industry), increased rates for that inventory and increased revenue due to a full three-month period of operations of our 2003 acquisitions. The overall increase in net revenue was partially offset by a decrease in revenue from our outdoor segment of $0.4 million.

We currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to increase our rates, resulting in continued increases in net revenue in future periods.

Direct Operating Expenses. Direct operating expenses increased to $26.0 million for the three-month period ended March 31, 2004 from $24.6 million for the three-month period ended March 31, 2003, an increase of $1.4 million. The overall increase came primarily from our television and radio segments, which together accounted for $1.1 million of the increase. The increase from these segments was primarily attributable to an increase in national representation fees, an increase in ratings services expenses, an increase in news costs due to the addition or expansion of newscasts and a full three-month period of operations of our 2003 acquisitions. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $0.3 million of the overall increase. As a percentage of net revenue, direct operating expenses decreased to 50% for the three-month period ended March 31, 2004 from 51% for the three-month period ended March 31, 2003. Direct operating expenses as a percentage of net revenue decreased because direct operating expense increases were outpaced by higher increases in net revenue.

We currently anticipate that, as our net revenue increases in future periods, our direct operating expenses correspondingly will continue to increase. However, on a long-term basis, we expect that net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $12.7 million for the three-month period ended March 31, 2004 from $11.8 million for the three-month period ended March 31, 2003, an increase of $0.9 million. The overall increase came primarily from an increase in outdoor selling, general and administrative expenses, which accounted for $0.5 million of the overall increase. The increase from this segment was primarily attributable to severance amounts paid to the former president of our outdoor division. The overall increase also came from our television and radio segments, which together accounted for $0.4 million of the increase. The increase from these segments was primarily attributable to an increase in insurance costs, an increase in rent expense and a full three-month period of operations of our 2003 acquisitions. As a percentage of net revenue, selling, general and administrative expenses remained unchanged at 24% for each of the three-month periods ended March 31, 2004 and 2003.

On a long-term basis, although we currently anticipate that selling, general and administrative expenses will increase in future periods, we expect that net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will decrease in future periods.

Corporate Expenses. Corporate expenses increased to $4.0 million for the three-month period ended March 31, 2004 from $2.4 million for the three-month period ended March 31, 2003, an increase of $1.6 million. The increase was primarily attributable to a $1.5 million reimbursement from Univision in the first quarter of 2003 (offset by $0.3 million of Univision-related expenses in the first quarter of 2003) for legal and other costs associated with the third-party information request that we received in connection with the merger between Univision and Hispanic Broadcasting Corporation. The increase was also attributable to higher legal expenses and wages. As a percentage of net revenue, corporate expenses increased to 8% for the three-month period ended March 31, 2004 from 5% for the three-month period ended March 31, 2003. Excluding the prior year Univision reimbursement and related expenses, corporate expenses as a percentage of net revenue remained unchanged at 8% for each of the three-month periods ended March 31, 2004 and 2003.

We currently anticipate that corporate expenses will increase in future periods, primarily due to higher accounting, legal and other costs associated with our compliance with the Sarbanes-Oxley Act of 2002. Nevertheless, we expect that these increases will be outpaced by net revenue increases such that corporate expenses as a percentage of net revenue will decrease in future periods.

Gain on Sale of Assets. Gain on sale of assets was $1.0 million for the three-month period ended March 31, 2004. The gain was primarily due to the sale of radio station KZFO-FM in Fresno, California.

Depreciation and Amortization. Depreciation and amortization decreased to $10.8 million for the three-month period ended March 31, 2004 from $10.9 million for the three-month period ended March 31, 2003, a decrease of $0.1 million.

Non-Cash Stock-Based Compensation. Non-cash stock-based compensation decreased to $0 for the three-month period ended March 31, 2004 from $0.3 million for the three-month period ended March 31, 2003, a decrease of $0.3 million. Non-cash stock-based compensation consists primarily of compensation expense relating to restricted and unrestricted stock awards granted to our employees during the second quarter of 2000. As of May 2003, all non-cash compensation expense related to the restricted and unrestricted stock awards made in 2000 has been fully recognized. However, there will continue to be non-cash stock-based compensation costs in the future for any equity instruments that have been or may be granted to non-employees.

Operating Loss. As a result of the above factors, operating loss decreased to $0.4 million for the three-month period ended March 31, 2004 from $1.7 million for the three-month period ended March 31, 2003, a decrease of $1.3 million.

Interest Expense. Interest expense increased to $6.9 million for the three-month period ended March 31, 2004 from $6.3 million for the three-month period ended March 31, 2003, an increase of $0.6 million. The overall increase was primarily attributable to $100 million of additional borrowings under our bank credit facility in April 2003 to fund the cash portion of the purchase price for the three radio stations we acquired from Big City Radio. The increase was partially offset by a reduction of indebtedness paid from the proceeds from the disposal of our publishing operations in July 2003 and from cash flow generated from operations.

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

Loss Before Discontinued Operations. As a result of the above factors, loss before discontinued operations decreased to $5.2 million for the three-month period ended March 31, 2004 from $6.4 million for the three-month period ended March 31, 2003, a decrease of $1.2 million.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $27.6 million for the three-month period ended March 31, 2004 from $25.5 million for the three-month period ended March 31, 2003, an increase of $2.1 million. Of the overall increase, $1.9 million was attributable to our Univision stations and $0.2 million was attributable to our other stations. The overall increase was primarily attributable to an increase in both local and national advertising sales due to a combination of an increase in rates and inventory sold.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $12.6 million for the three-month period ended March 31, 2004 from $11.8 million for the three-month period ended March 31, 2003, an increase of $0.8 million. The increase was primarily attributable to an increase in national representation fees associated with the increase in net revenue, an increase in the cost of ratings services and an increase in news costs due to the addition or expansion of newscasts in the San Diego, Santa Barbara and Boston markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $5.5 million for the three-month period ended March 31, 2004 from $5.8 million for the three-month period ended March 31, 2003, a decrease of $0.3 million. The decrease was primarily attributable to operational improvements of our TeleFutura stations.

Radio

Net Revenue. Net revenue in our radio segment increased to $18.3 million for the three-month period ended March 31, 2004 from $16.3 million for the three-month period ended March 31, 2003, an increase of $2.0 million. The increase was primarily attributable to a combination of an increase in rates and inventory sold by Lotus/Entravision Reps LLC, as well as revenue associated with a full three-month period of operations of our 2003 acquisitions. Lotus/Entravision Reps is a joint venture we entered into in August 2001 with Lotus Hispanic Reps Corp.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $8.1 million for the three-month period ended March 31, 2004 from $7.8 million for the three-month period ended March 31, 2003, an increase of $0.3 million. The increase was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue and a full three-month period of operations of our 2003 acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $5.6 million for the three-month period ended March 31, 2004 from $5.0 million for the three-month period ended March 31, 2003, an increase of $0.6 million. The increase was primarily attributable to an increase in salaries, increase in rent expense and a full three-month period of operations of our 2003 acquisitions.

Outdoor

Net Revenue. Net revenue in our outdoor segment decreased to $6.2 million for the three-month period ended March 31, 2004 from $6.5 million for the three-month period ended March 31, 2003, a decrease of $0.3 million. The decrease was attributable to a decrease in national advertising sales, which was partially offset by an increase in local advertising sales.

We currently anticipate that net revenue from our outdoor segment will continue to be flat in the short term primarily due to weakened demand in our Los Angeles market. In the latter half of 2003, however, we currently anticipate moderate increases in net revenue from our outdoor segment.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $5.3 million for the three-month period ended March 31, 2004 from $4.9 million for the three-month period ended March 31, 2003, an increase of $0.4 million. The increase was primarily attributable to higher lease rents for our billboard locations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment increased to $1.5 million for the three-month period ended March 31, 2004 from $1.1 million for the three-month period ended March 31, 2003, an increase of $0.4 million. The increase was primarily attributable to severance amounts paid to the former president of our outdoor division.

Liquidity and Capital Resources

While we have a history of operating losses, we also have a history of generating significant positive cash flow from our operations. We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures, payments of principal and interest on outstanding indebtedness and share repurchases) with cash flow from operations and externally generated funds, such as proceeds from any debt or equity offering and our bank credit facility. As noted above under “Subsequent Event,” we have entered into a Share Repurchase Agreement with the holder of all of our outstanding Series A preferred stock under which we agreed to purchase the Series A preferred stock for a cash price that may vary depending on when we close the purchase. We expect that we will finance our obligations under the Share Repurchase Agreement with external sources of funds and that any such financing will be supplemented by additional borrowings under our bank credit facility. Currently, we are actively seeking external financing and expect that, in connection therewith, we will amend our bank credit facility to, among other things, adjust upward the covenant relating to maximum total debt ratio. We currently anticipate that, except in connection with the repurchase of our Series A preferred stock, funds generated from operations and available borrowings under our bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

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

The revolving facility expires in 2007 and our ability to draw under the incremental loan facility expires in September 2004. The incremental loan facility had been due to expire in September 2003, but we amended our bank credit facility in that month to extend its maturity for an additional year. The original $250 million amount of the revolving facility is subject to an automatic quarterly reduction, and had been reduced to $203 million as of March 31, 2004. Our ability to make additional borrowings under the bank credit facility is subject to compliance with certain financial ratios and other conditions set forth in the bank credit facility.

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

The revolving facility bears interest at LIBOR (1.125% at March 31, 2004) plus a margin ranging from 0.875% to 3.25% based on our leverage. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. As of March 31, 2004, $126 million was outstanding under our bank credit facility and $77 million was available for future borrowings.

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

We can draw on our revolving facility without prior approval for working capital needs and for acquisitions having an aggregate maximum consideration of less than $25 million. Acquisitions having an aggregate maximum consideration of $25 million or greater but less than or equal to $100 million are conditioned upon our delivery to the agent bank of a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised revenue projections for the acquired stations. For acquisitions having an aggregate maximum consideration in excess of $100 million, majority lender consent of the bank group is required.

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

Broadcast Cash Flow and EBITDA as Adjusted

Broadcast cash flow (as defined below) increased to $13.4 million for the three-month period ended March 31, 2004 from $11.9 million for the three-month period ended March 31, 2003, an increase of $1.5 million, or 13%. As a percentage of net revenue, broadcast cash flow increased to 26% for the three-month period ended March 31, 2004 from 25% for the three-month period ended March 31, 2003.

We currently anticipate that broadcast cash flow will increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating and selling, general and administrative expenses.

EBITDA as adjusted (as defined below) decreased to $9.4 million for the three-month period ended March 31, 2004 from $9.5 million for the three-month period ended March 31, 2003, a decrease of $0.1 million, or 1%. Excluding the $1.2 million net reimbursement from Univision in 2003, EBITDA as adjusted increased $1.2 million, or 14%. As a percentage of net revenue, EBITDA as adjusted decreased to 18% for the three-month period ended March 31, 2004 from 20% for the three-month period ended March 31, 2003. Excluding the $1.2 million net reimbursement from Univision, EBITDA as adjusted as a percentage of net revenue increased to 18% for the three-month period ended March 31, 2004 from 17% for the three-month period ended March 31, 2003.

We currently anticipate that EBITDA as adjusted will increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating and selling, general and administrative and corporate expenses.

Broadcast cash flow means operating loss before corporate expenses, gain on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash gain on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility as currently amended, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of net debt to operating cash flow having exceeded 6.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of net indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of net indebtedness to each of operating cash flow and consolidated cash flow as of March 31, 2004 and 2003 were 5.4 to 1 and 5.3 to 1, respectively. We entered into the bank credit facility in September 2000 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. For a reconciliation of each of broadcast cash flow and EBITDA as adjusted to net loss, their most directly comparable GAAP financial measure, please see page 16.

Cash Flow

Net cash flow provided by operating activities increased to $5.6 million for the three-month period ended March 31, 2004 from $1.0 million for the three-month period ended March 31, 2003.

Net cash flow provided from investing activities was $5.6 million for the three-month period ended March 31, 2004 compared to net cash flow used in investing activities of $6.0 million for the three-month period ended March 31, 2003. We received proceeds of $8.2 million from the sale of assets, primarily radio station KZFO-FM in the Fresno, California market. We also received a refund of a deposit of $0.5 million, received a return of capital of $0.3 million and spent $3.4 million on capital expenditures.

Net cash flow used by financing activities was $17.6 million for the three-month period ended March 31, 2004 compared to net cash flow provided from financing activities of $0.3 million for the three-month period ended March 31, 2003. During the three-month period ended March 31, 2004, we borrowed $34 million under our incremental loan facility and paid $52 million under our revolving facility. We received net proceeds of $0.4 million from the exercise of stock options issued under our 2000 Omnibus Equity Incentive Plan and from the sale of shares issued under our 2001 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan.

During the remainder of 2004, we anticipate that our capital expenditures will be approximately $13 million, including approximately $0.4 million in digital television capital expenditures. We anticipate paying for these capital expenditures out of net cash flow from operations.

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

Series A Mandatorily Redeemable Convertible Preferred Stock

As noted above under “Subsequent Event,” we have entered into a Share Repurchase Agreement with the holder of all of our outstanding Series A preferred stock under which we agreed to purchase the Series A preferred stock for a cash price that may vary depending on when we close the purchase. In the event that we do not close the repurchase of our Series A preferred stock, as we currently anticipate, it is important to note that the holders of a majority of our Series A preferred stock currently have the right on or after April 19, 2006 to require us to redeem any and all or their preferred stock at the original issue price plus accrued dividends. On April 19, 2006 such redemption price will be $143.5 million, and our Series A preferred stock would continue to accrue a dividend of 8.5% per year. The outstanding Series A preferred stock is convertible into 5,865,102 shares of our Class A common stock at the option of the holder at anytime. If, however, we do not repurchase our outstanding Series A preferred stock and the holders thereof do not elect to convert their shares of Series A preferred stock into shares of our Class A common stock and, as a result, we are required to pay the redemption price in 2006, we anticipate that we would finance such payment with borrowings under our bank credit facility or the proceeds of any debt or equity offering.

Contractual Obligations

We have agreements with certain media research and ratings providers, expiring at various dates through December 2006, to provide television and radio audience measurement services. We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through December 2025.

Our material contractual obligations at March 31, 2004 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior subordinated notes	$225,000	$—	$—	$225,000	$—
Series A preferred stock (1)	143,482	—	143,482	—	—
Bank credit facility and other borrowings	134,578	1,186	53,283	76,075	4,034
Media research and ratings providers (2)	19,891	7,828	12,063	—	—
Operating leases (2)(3)	68,600	9,100	16,900	11,900	30,700

Total contractual obligations	$591,551	$18,114	$225,728	$312,975	$34,734

(1)	Please see “Series A Mandatorily Redeemable Convertible Preferred Stock” above.
(2)	The amounts committed for media research and ratings providers and for operating leases are as of December 31, 2003.
(3)	Does not include month-to-month leases.

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

On April 4, 2001, our Board of Directors adopted the Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences August 15 and concludes the following February 14. As of March 31, 2004, approximately 272,106 shares had been purchased under the Employee Stock Purchase Plan.

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

Interest Rates

Our revolving facility loan bears interest at a variable rate at LIBOR (1.125% as of March 31, 2004) plus a margin ranging from 0.875% to 3.25% based on our leverage. As of March 31, 2004, we had $126 million of variable rate bank debt outstanding. Our bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in the agreement. We have two interest rate swap agreements, each with a notional amount of $82.5 million. The first agreement provides for a LIBOR-based rate floor of 1% and rate ceiling of 6% and terminates on March 31, 2005. The second agreement, which begins after the first agreement expires, provides for a LIBOR-based rate floor of 1.78% and rate ceiling of 7% and terminates on March 31, 2006. Because this portion of our long-term debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. In the event that the LIBOR rate falls below the floor rate, we would still have to pay the floor rate plus the margin based on our leverage at such time. If the LIBOR rate falls below the floor rate during or close to the swap agreement period we would record the fair market value as a liability on the balance sheet and interest expense on the income statement. In the event that the LIBOR rate rises above the ceiling rate, we would only have to pay the ceiling rate plus the applicable margin. The fair market value of the swap would be recorded as an asset on the balance sheet and a reduction of interest expense on the income statement. Due to the short-term nature of these agreements and the projection that the interest rate floor or ceiling will not be reached during the term, the estimated fair value of these agreements is zero as of March 31, 2004.

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITE 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The	following exhibits are attached hereto and filed herewith:

10.1	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.2	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed one Current Report on Form 8-K with the SEC during the quarter ended March 31, 2004:

(i)	a Current Report on Form 8-K filed on February 13, 2004, attaching the press release announcing our financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ JOHN F. DELORENZO

John F. DeLorenzo Executive Vice President, Treasurer and Chief Financial Officer

Dated: May 10, 2004