Form 10-Q
period 2004-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2004-08-09
CIK 1109116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 4, 2004, there were 59,505,093 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 36,926,600 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,887	$19,806
Trade receivables (including related parties of $681 and $795), net of allowance for doubtful accounts of $5,852 and $4,749	55,804	49,518
Assets held for sale	8,407	34,683
Prepaid expenses and other current assets (including related parties of $915 and $1,650)	5,122	5,823

Total current assets	82,220	109,830
Property and equipment, net	158,541	170,624
Intangible assets subject to amortization, net	135,755	144,903
Intangible assets not subject to amortization	862,515	862,670
Goodwill	379,545	379,545
Other assets (including related parties of $261 and $277)	18,566	19,396

	$1,637,142	$1,686,968

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,179	$1,191
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $2,332 and $2,261)	29,233	26,568

Total current liabilities	30,530	27,877
Notes payable, less current maturities	321,372	376,424
Other long-term liabilities	979	397
Deferred taxes	125,613	124,000

Total liabilities	478,494	528,698

Commitments and contingencies
Series A mandatorily redeemable convertible preferred stock, $0.0001 par value, 11,000,000 shares authorized; shares issued and outstanding 2004 and 2003 5,865,102 (liquidation value of $123,916 and $118,865)	118,412	112,269

Stockholders’ equity
Preferred stock, $0.0001 par value, 39,000,000 shares authorized; shares issued and outstanding Series U convertible preferred stock, 2004 and 2003 369,266	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2004 59,505,095; 2003 59,434,048	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2004 and 2003 27,678,533	3	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2004 and 2003 none	—	—
Additional paid-in capital	1,183,489	1,182,978
Accumulated deficit	(143,262)	(136,986)

	1,040,236	1,046,001
Treasury stock, Class A common stock, $0.0001 par value, 2004 and 2003 5,101 shares	—	—

Total stockholders’ equity	1,040,236	1,046,001

	$1,637,142	$1,686,968

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
		(As reclassified Note 1)		(As reclassified Note 1)
Net revenue (including related parties of $289, $375, $551 and $678)	$68,945	$64,148	$120,995	$112,418

Expenses:
Direct operating expenses (including related parties of $3,141, $3,892, $5,401 and $6,190)	28,733	27,077	54,735	51,642
Selling, general and administrative expenses	11,335	12,360	23,992	24,177
Corporate expenses (including related party reimbursements of $0, $500, $0 and $2,000) (Note 2)	4,120	3,701	8,133	6,126
Gain on sale of assets	(2,392)	—	(3,396)	—
Non-cash stock-based compensation (includes direct operating of $0, $45, $0 and $113; selling, general and administrative of $0, $60, $0 and $149; and corporate of $(2), $741, $(42) and $887)	(2)	846	(42)	1,149
Depreciation and amortization (includes direct operating of $9,851, $9,297, $19,197 and $18,371; selling, general and administrative of $1,115, $1,286, $2,273 and $2,720; and corporate of $281, $383, $564 and $730)	11,247	10,966	22,034	21,821

	53,041	54,950	105,456	104,915

Operating income	15,904	9,198	15,539	7,503
Interest expense	(6,630)	(7,112)	(13,502)	(13,422)
Interest income	67	14	156	29

Income (loss) before income taxes	9,341	2,100	2,193	(5,890)
Income tax benefit (expense)	(4,320)	(1,183)	(2,284)	470

Income (loss) before equity in net earnings (loss) of nonconsolidated affiliates	5,021	917	(91)	(5,420)
Equity in net earnings (loss) of nonconsolidated affiliates	70	260	(41)	211

Income (loss) before discontinued operations	5,091	1,177	(132)	(5,209)
Loss from discontinued operations, net of tax $0, $8, $0 and $15 (Note 1)	—	(1)	—	(272)

Net income (loss)	5,091	1,176	(132)	(5,481)
Accretion of preferred stock redemption value	(3,113)	(2,799)	(6,144)	(5,523)

Net income (loss) applicable to common stockholders	$1,978	$(1,623)	$(6,276)	$(11,004)

Basic Earnings Per Share:
Net income (loss) per share from continuing operations applicable to common stockholders	$0.02	$(0.01)	$(0.07)	$(0.09)
Net loss per share from discontinued operations	—	(0.00)	—	(0.00)

Net income (loss) per share applicable to common stockholders, basic	$0.02	$(0.01)	$(0.07)	$(0.09)

Weighted average common shares outstanding, basic	87,178,430	123,235,021	87,159,468	121,619,853

Diluted Earnings Per Share:
Net income (loss) per share from continuing operations applicable to common stockholders	$0.02	$(0.01)	$(0.07)	$(0.09)
Net loss per share from discontinued operations	—	(0.00)	—	(0.00)

Net income (loss) per share applicable to common stockholders, diluted	$0.02	$(0.01)	$(0.07)	$(0.09)

Weighted average common shares outstanding, diluted	124,454,254	123,235,021	87,159,468	121,619,853

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(132)	$(5,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,034	21,821
Deferred income taxes	1,613	(1,500)
Amortization of debt issue costs	1,610	1,050
Amortization of syndication contracts	167	325
Equity in net (earnings) loss of nonconsolidated affiliates	41	(211)
Non-cash stock-based compensation	(42)	1,149
(Gain) loss on sale of media properties and other assets	(3,396)	58
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(6,642)	(3,210)
Increase in prepaid expenses and other assets	(1,004)	(799)
Increase in accounts payable, accrued expenses and other liabilities	2,371	858
Effect of discontinued operations	—	272

Net cash provided by operating activities	16,620	14,332

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	37,022	4
Purchases of property and equipment and intangibles	(6,813)	(110,077)
Distribution from nonconsolidated affiliate	300	—
Refunds for acquisitions	501	—

Net cash provided by (used in) investing activities	31,010	(110,073)

Cash flows from financing activities:
Proceeds from issuance of common stock	555	548
Principal payments on notes payable	(89,074)	(7,450)
Proceeds from borrowing on notes payable	34,000	100,000
Payments of deferred debt and offering costs	(30)	(541)

Net cash provided by (used in) financing activities	(54,549)	92,557

Net decrease in cash and cash equivalents	(6,919)	(3,184)
Cash and cash equivalents:
Beginning	19,806	12,201

Ending	$12,887	$9,017

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$11,897	$12,267

Income taxes	$671	$1,009

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital lease obligations and included in accounts payable	$218	$249
Issuance of Class A common shares for partial payment for Big City Radio stations	$—	$37,785

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2004

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

Reclassification of discontinued operations

On July 3, 2003, the Company sold substantially all of the assets and certain specified liabilities related to its publishing segment to CPK NYC, LLC for aggregate consideration of approximately $19.9 million. The Company’s consolidated financial statements for the three- and six-month periods ended June 30, 2003 and related disclosures have been adjusted to reflect the publishing operations as discontinued operations in accordance with SFAS No. 144 (see Note 3).

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

Also pursuant to Univision’s agreement with DOJ, in September 2003 Univision exchanged all 36,926,623 of its shares of the Company’s Class A and Class C common stock that it previously owned (14,943,231 shares of Class A common stock and 21,983,392 shares of Class C common stock) for 369,266 shares of the Company’s new Series U preferred stock. The Series U preferred stock was mandatorily convertible into common stock when and if the Company created a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than a nominal liquidation preference). The Company created such a new class of common stock, its new Class U common stock, during the second quarter of 2004, and the 369,266 shares of the Company’s Series U preferred stock held by Univision were converted into 36,926,600 shares of the Company’s new Class U common stock effective as of July 1, 2004. Neither the original exchange of Univision’s Class A and Class C common for Series U preferred stock, nor the subsequent conversion of such Series U preferred stock into Class U common stock, changed Univision’s overall equity interest in the Company, nor did either have any impact on the Company’s existing television station affiliation agreements with Univision.

The Class U common stock has limited voting rights and does not include the right to elect directors. However, as the holder of all of the Company’s issued and outstanding Class U common stock, Univision currently has the right to approve any merger, consolidation or other business combination involving the Company, any dissolution of the Company and any assignment of the FCC licenses for any of the Company’s Univision-affiliated television stations. Each share of Class U common stock is automatically convertible into one share (subject to adjustment for stock splits, dividends or combinations) of the Company’s Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision.

The Company received reimbursements from Univision for corporate expenses the Company incurred in connection with Univision’s merger with HBC in amounts of $0.5 million and $2.0 million for the three- and six-month periods ended June 30, 2003, respectively.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three- and six-month periods ended June 30, 2004 and 2003 (unaudited; in thousands, except per share data):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stockholders
As reported	$1,978	$(1,623)	$(6,276)	$(11,004)
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,164)	(2,910)	(4,824)	(4,988)

Pro forma	$(186)	$(4,533)	$(11,100)	$(15,992)

Net income (loss) per share applicable to common stockholders, basic and diluted
As reported	$0.02	$(0.01)	$(0.07)	$(0.09)

Pro forma	$0.00	$(0.04)	$(0.13)	$(0.13)

The Company granted 2,025,000 stock options for employees and directors and 78,000 stock options for non-employees during the six-month period ended June 30, 2004. These stock options have an average exercise price of $10.24 and an average fair value of $6.26.

Earnings (loss) per share

The following table illustrates the reconciliation of the basic and diluted earnings (loss) per share computations required by Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” (unaudited; in thousands, except share and per share data):

	Three-Month Period Ended June 30, 2004			Three-Month Period Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income (loss) applicable to common stockholders	$1,978	87,178,430	$0.02	$(1,623)	123,235,021	$(0.01)

Effect of dilutive securities
Series U convertible preferred stock	—	36,926,600		—	—
Stock options	—	349,224		—	—

Diluted earnings per share:
Net income (loss) applicable to common stockholders	$1,978	124,454,254	$0.02	$(1,623)	123,235,021	$(0.01)

Basic earnings (loss) per share is computed as net earnings (loss) less accretion of the discount which includes accrued dividends on Series A mandatorily redeemable convertible preferred stock divided by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

For the three-month period ended June 30, 2003 and six-month periods ended June 30, 2004 and 2003, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. For the six-month period ended June 30, 2004, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is as follows: 438,845 equivalent shares of stock options, 36,926,600 equivalent shares of Series U convertible preferred stock and 5,865,102 equivalent shares of Series A mandatorily redeemable convertible preferred stock.

The Series A preferred stock and 7,576,040 stock options were not included in the computation of diluted income per share for the three-month period ended June 30, 2004, because the effect of the Series A preferred stock was anti-dilutive and the exercise prices of the options were greater than the average market price of the common shares during this period.

As discussed above, the Series U preferred stock was mandatorily convertible into common stock when and if the Company created a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than a nominal liquidation preference). The Company created such a new class of common stock, its new Class U common stock, during the second quarter of 2004, and all of the Company’s Series U preferred stock held by Univision was converted into shares of the Company’s new Class U common stock effective as of July 1, 2004. If the Series U preferred stock had been treated as common stock outstanding, the basic weighted average common shares outstanding would have been 124,086,068 for the six-month period ended June 30, 2004. The basic net loss per share would have changed from $(0.07) to $(0.05) for the six-month period ended June 30, 2004, and earnings per share for the three-month period ended June 30, 2004 would have remained unchanged at $0.02.

Disposition of assets

In February 2004, the Company sold the assets of radio station KZFO-FM in the Fresno, California market to Univision for approximately $8.0 million.

In May 2004, the Company sold the assets of radio stations WNDZ-AM, WRZA-FM and WZCH-FM in the Chicago, Illinois market for an aggregate amount of approximately $28.8 million.

Subsequent event

On July 2, 2004, the Company repurchased 2,542,006 shares of its Series A mandatorily redeemable convertible preferred stock from TSG Capital Fund III, L.P. for $55 million, funded by additional borrowings of $50 million under the Company’s bank credit facility and available cash on hand of $5 million. Under a revised Share Repurchase Agreement with TSG Capital, the Company agreed to repurchase the remaining 3,323,096 shares of Series A preferred stock from TSG Capital by June 30, 2005, subject to the approval of the Company’s Board of Directors and subject to the Company’s having entered into, by September 30, 2004, a senior bank refinancing transaction of at least $400 million on terms acceptable to the Company in its sole discretion. The revised Share Repurchase Agreement replaced in its entirety the prior Share Repurchase Agreement described in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

The $55 million repurchase price for the 2,542,006 shares of Series A preferred stock repurchased by the Company represented a premium of approximately $3.7 million to such shares’ carrying value (or $1.3 million to the liquidation value) on July 2, 2004. This premium will be reflected as a reduction in the Company’s net income applicable to common stockholders and the related earnings per share for the three-month period ending September 30, 2004. The premium associated with the remaining 3,323,096 outstanding shares of Series A preferred stock will be reflected as a reduction in the Company’s net income applicable to common stockholders and the related earnings per share over the period from July 1, 2004 through June 30, 2005.

Pending transactions

In December 2003, the Company entered into a definitive agreement to sell radio station KRVA-AM in the Dallas, Texas market for approximately $3.5 million in cash. This disposition is currently expected to close in the third quarter of 2004.

In June 2004, the Company entered into a definitive agreement to acquire radio station KBMB-FM in the Sacramento, California market for an aggregate of approximately $17.4 million in cash. This acquisition is currently expected to close in the third or fourth quarter of 2004.

Summarized balance sheet data regarding the Company’s assets held for sale in the Dallas, Texas market and land in the San Jose, California market is as follows as of June 30, 2004 (unaudited; in thousands):

June 30, 2004
Property and equipment, net	$5,270
FCC licenses not subject to amortization	3,137

Total assets held for sale	$8,407

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

The cash portion of the purchase price is subject to adjustment based on the working capital of the publishing segment as of the closing date. The Company currently anticipates that this favorable adjustment will be finalized during the third quarter of 2004 and that such adjustment will not have a material effect on the Company’s consolidated financial statements.

As a result of the Company’s decision to sell its publishing segment, the Company’s consolidated financial statements for the three- and six-month periods ended June 30, 2003 and related disclosures have been adjusted to reflect the publishing operations as discontinued operations in accordance with SFAS No. 144. The Company has not made any allocation of interest expense or corporate expense to discontinued operations.

Summarized Statements of Operations data for the discontinued publishing operations is as follows (unaudited; in thousands):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Net revenue	$—	$4,871	$—	$9,516
Net loss from discontinued operations	—	(1)	—	(272)

4. SEGMENT INFORMATION

The Company operates in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising.

Television broadcasting

The Company owns and/or operates 45 primary television stations located primarily in the southwestern United States, consisting primarily of Univision affiliates.

Radio broadcasting

The Company owns and/or operates 54 radio stations (40 FM and 14 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Outdoor advertising

The Company owns approximately 10,900 outdoor advertising faces located primarily in Los Angeles and New York.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There were no significant sources of revenue generated outside the United States during the three- and six-month periods ended June 30, 2004 and 2003. The Company evaluates the performance of its operating segments based on the following (unaudited, in thousands):

	Three-Month Period Ended June 30,		% Change	Six-Month Period Ended June 30,		% Change
	2004	2003		2004	2003
Net Revenue
Television	$36,046	$32,368	11%	$63,624	$57,847	10%
Radio	24,711	23,478	5%	43,031	39,737	8%
Outdoor	8,188	8,302	(1)%	14,340	14,834	(3)%

Consolidated	68,945	64,148	7%	120,995	112,418	8%

Direct operating expenses
Television	13,938	12,632	10%	26,581	24,463	9%
Radio	9,234	9,134	1%	17,341	16,933	2%
Outdoor	5,561	5,311	5%	10,813	10,246	6%

Consolidated	28,733	27,077	6%	54,735	51,642	6%

Selling, general and administrative expenses
Television	4,527	5,736	(21)%	10,039	11,534	(13)%
Radio	5,707	5,521	3%	11,348	10,477	8%
Outdoor	1,101	1,103	0%	2,605	2,166	20%

Consolidated	11,335	12,360	(8)%	23,992	24,177	(1)%

Depreciation and amortization
Television	3,545	3,666	(3)%	7,125	7,471	(5)%
Radio	1,902	1,938	(2)%	3,877	3,759	3%
Outdoor	5,800	5,362	8%	11,032	10,591	4%

Consolidated	11,247	10,966	3%	22,034	21,821	1%

Segment operating profit (loss)
Television	14,036	10,334	36%	19,879	14,379	38%
Radio	7,868	6,885	14%	10,465	8,568	22%
Outdoor	(4,274)	(3,474)	23%	(10,110)	(8,169)	24%

Consolidated	17,630	13,745	28%	20,234	14,778	37%

Corporate expenses	4,120	3,701	11%	8,133	6,126	33%
Gain on sale of assets	(2,392)	—	*	(3,396)	—	*
Non-cash stock-based compensation	(2)	846	*	(42)	1,149	*

Operating income	$15,904	$9,198	73%	$15,539	$7,503	107%

Capital expenditures
Television	$2,261	$2,620		$4,024	$5,050
Radio	680	2,583		1,773	3,407
Outdoor	408	201		708	274

Consolidated	$3,349	$5,404		$6,505	$8,731

Total assets:
Television	$382,160	$390,665
Radio	1,030,039	1,058,641
Outdoor	224,943	245,755
Assets held for sale	—	4,310

Consolidated	$1,637,142	$1,699,371

*	Percentage not meaningful.

5. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that arose in the ordinary course of business. The Company is a party to one action, which management does not believe is material, from plaintiffs seeking unspecified damages for certain employment-related claims. An accrual has been made in the consolidated financial statements as necessary to provide for management’s best estimate of the probable liability associated with this action. While the Company’s legal counsel cannot express an opinion on this matter, management believes that any liability of the Company that may arise out of or with respect to this matter will not materially adversely affect the financial position, results of operations or cash flows of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 75% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising. Our net revenue for the six-month period ended June 30, 2004 was $121 million. Of that amount, revenue generated by our television segment accounted for 53%, revenue generated by our radio segment accounted for 35% and revenue generated by our outdoor segment accounted for 12%.

As of the date of filing this report, we own and/or operate 45 primary television stations that are located primarily in the southwestern United States. We own and/or operate 54 radio stations (40 FM and 14 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 10,900 advertising faces located primarily in Los Angeles and New York. The comparability of our results between the three- and six-month periods ended June 30, 2004 and 2003 is significantly affected by acquisitions and dispositions in those periods.

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

Our primary expenses are employee compensation, including commissions paid to our sales staffs and our national representative firms, marketing, promotion and selling, technical, local programming, engineering and general and administrative. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets.

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

In May 2004, we sold the assets of radio stations WNDZ-AM, WRZA-FM and WZCH-FM in the Chicago, Illinois market for an aggregate amount of approximately $28.8 million.

In December 2003, we entered into a definitive agreement to sell radio station KRVA-AM in the Dallas, Texas market for approximately $3.5 million in cash. We currently expect this disposition to close in the third quarter of 2004.

In June 2004, we entered into a definitive agreement to acquire radio station KBMB-FM in the Sacramento, California market for approximately $17.4 million in cash. We currently expect this acquisition to close in the third or fourth quarter of 2004.

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

Also pursuant to Univision’s agreement with DOJ, in September 2003 Univision exchanged all of its shares of our Class A and Class C common stock that it previously owned for shares of our new Series U preferred stock. The Series U preferred stock was mandatorily convertible into common stock when and if we created a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than a nominal liquidation preference). We created such a new class of common stock, our new Class U common stock, during the second quarter of 2004, and the shares of our Series U preferred stock held by Univision were converted into 36,926,600 shares of our new Class U common stock effective as of July 1, 2004. Neither the original exchange of Univision’s Class A and Class C common for our Series U preferred stock, nor the subsequent conversion of such Series U preferred stock into our new Class U common stock, changed Univision’s overall equity interest in our company, nor did either have any impact on our existing television station affiliation agreements with Univision.

The Class U common stock has limited voting rights and does not include the right to elect directors. However, as the holder of all of our issued and outstanding Class U common stock, Univision currently has the right to approve any merger, consolidation or other business combination involving our company, any dissolution of our company and any assignment of the FCC licenses for any of our company’s Univision-affiliated television stations. Each share of Class U common stock is automatically convertible into one share (subject to adjustment for stock splits, dividends or combinations) of our Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision.

Three- and Six-Month Periods Ended June 30, 2004 and 2003 (Unaudited)

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2004 and 2003 (in thousands):

	Three-Month Period Ended June 30,			Six-Month Period Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Statements of operations data:
Net revenue	$68,945	$64,148	7%	$120,995	$112,418	8%

Direct operating expenses	28,733	27,077	6%	54,735	51,642	6%
Selling, general and administrative expenses	11,335	12,360	(8)%	23,992	24,177	(1)%
Corporate expenses	4,120	3,701	11%	8,133	6,126	33%
Gain on sale of assets	(2,392)	—	*	(3,396)	—	*
Non-cash stock-based compensation	(2)	846	*	(42)	1,149	*
Depreciation and amortization	11,247	10,966	3%	22,034	21,821	1%

	53,041	54,950	(3)%	105,456	104,915	1%

Operating income	15,904	9,198	73%	15,539	7,503	107%
Interest expense	(6,630)	(7,112)	(7)%	(13,502)	(13,422)	1%
Interest income	67	14	379%	156	29	*

Income (loss) before income taxes	9,341	2,100	345%	2,193	(5,890)	*
Income tax benefit (expense)	(4,320)	(1,183)	265%	(2,284)	470	*

Income (loss) before equity in net earnings (loss) of nonconsolidated affiliates	5,021	917	448%	(91)	(5,420)	(98)%
Equity in net earnings (loss) of nonconsolidated affiliates	70	260	(73)%	(41)	211	*

Income (loss) before discontinued operations	5,091	1,177	333%	(132)	(5,209)	(97)%
Loss from discontinued operations	—	(1)	*	—	(272)	*

Net income (loss)	$5,091	$1,176	333%	$(132)	$(5,481)	(98)%

Other Data:
Broadcast cash flow	$28,877	$24,711	17%	$42,268	$36,599	15%
EBITDA as adjusted (adjusted for non-cash stock-based compensation)	$24,757	$21,010	18%	$34,135	$30,473	12%
Cash flows provided by operating activities	$11,048	$13,330	(17)%	$16,620	$14,332	16%
Cash flows provided by (used in) investing activities	$25,437	$(104,069)	*	$31,010	$(110,073)	*
Cash flows provided by (used in) financing activities	$(36,946)	$92,241	*	$(54,549)	$92,557	*
Capital asset and intangible expenditures	$3,417	$104,073	(97)%	$6,813	$110,077	(94)%

*	Percentage not meaningful.

(1)	Broadcast cash flow means operating loss before corporate expenses, gain on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash gain on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility as currently amended, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of net debt to operating cash flow having exceeded 6.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of net indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of net indebtedness to each of operating cash flow and consolidated cash flow as of June 30, 2004 and 2003 were 4.6 to 1 and 6.0 to 1, respectively. We entered into the bank credit facility in September 2000 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. The most directly comparable GAAP financial measure to each of broadcast cash flow and EBITDA as adjusted is net income (loss). A reconciliation of these non-GAAP measures to net income (loss) follows (unaudited; in thousands):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003
Broadcast cash flow	$28,877	$24,711	$42,268	$36,599
Corporate expenses	4,120	3,701	8,133	6,126

EBITDA as adjusted	24,757	21,010	34,135	30,473
Gain on sale of assets	(2,392)	—	(3,396)	—
Non-cash stock-based compensation	(2)	846	(42)	1,149
Depreciation and amortization	11,247	10,966	22,034	21,821

Operating income	15,904	9,198	15,539	7,503
Interest expense	(6,630)	(7,112)	(13,502)	(13,422)
Interest income	67	14	156	29

Income (loss) before income taxes	9,341	2,100	2,193	(5,890)
Income tax benefit (expense)	(4,320)	(1,183)	(2,284)	470

Income (loss) before equity in net earnings (loss) of nonconsolidated affiliates	5,021	917	(91)	(5,420)
Equity in net earnings (loss) of nonconsolidated affiliates	70	260	(41)	211

Income (loss) before discontinued operations	5,091	1,177	(132)	(5,209)
Loss from discontinued operations	—	(1)	—	(272)

Net income (loss)	$5,091	$1,176	$(132)	$(5,481)

Consolidated Operations

Net Revenue. Net revenue increased to $68.9 million for the three-month period ended June 30, 2004 from $64.1 million for the three-month period ended June 30, 2003, an increase of $4.8 million. The overall increase came from our television and radio segments, which together accounted for an increase of $4.9 million. The increase from these segments was attributable to increased advertising sold (referred to as “inventory” in our industry) and increased rates for that inventory. The overall increase in net revenue was partially offset by a decrease in revenue from our outdoor segment of $0.1 million.

Net revenue increased to $121.0 million for the six-month period ended June 30, 2004 from $112.4 million for the six-month period ended June 30, 2003, an increase of $8.6 million. The overall increase came from our television and radio segments, which together accounted for an increase of $9.1 million. The increase from these segments was attributable to increased inventory sold, increased rates for that inventory and increased revenue due to a full six-month period of operations of our 2003 acquisitions. The overall increase in net revenue was partially offset by a decrease in revenue from our outdoor segment of $0.5 million.

We currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to continue to increase our rates, resulting in continued increases in net revenue in future periods.

Direct Operating Expenses. Direct operating expenses increased to $28.7 million for the three-month period ended June 30, 2004 from $27.1 million for the three-month period ended June 30, 2003, an increase of $1.6 million. The overall increase came primarily from our television and radio segments, which together accounted for $1.4 million of the increase. The increase from these segments was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue and an increase in news costs due to the addition of newscasts. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $0.2 million of the overall increase. As a percentage of net revenue, direct operating expenses remained unchanged at 42% for each of the three-month periods ended June 30, 2004 and 2003.

Direct operating expenses increased to $54.7 million for the six-month period ended June 30, 2004 from $51.6 million for the six-month period ended June 30, 2003, an increase of $3.1 million. The overall increase came primarily from our television and radio segments, which together accounted for $2.5 million of the increase. The increase from these segments was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, an increase in ratings services expenses, an increase in news costs due to the addition or expansion of newscasts and a full six-month period of operations of our 2003 acquisitions. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $0.6 million of the overall increase. As a percentage of net revenue, direct operating expenses decreased to 45% for the six-month period ended June 30, 2004 from 46% for the six-month period ended June 30, 2003. Direct operating expenses as a percentage of net revenue decreased because direct operating expense increases were outpaced by increases in net revenue.

We currently anticipate that, as our net revenue increases in future periods, our direct operating expenses correspondingly will continue to increase. However, on a long-term basis, we expect that net revenue increases will continue to outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will continue to decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $11.3 million for the three-month period ended June 30, 2004 from $12.4 million for the three-month period ended June 30, 2003, a decrease of $1.1 million. The overall decrease came from our television segment, which accounted for a decrease of $1.2 million. The decrease was primarily attributable to a one-time recovery of prior year expenses of $1.0 million in accordance with the terms of an amendment to our marketing and sales agreement with Univision and a reduction of losses incurred by our TeleFutura stations. The overall decrease was partially offset by an increase of $0.1 million from our radio segment. The increase from this segment was primarily attributable to an increase in salaries and rent expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 16% for the three-month period ended June 30, 2004 from 19% for the three-month period ended June 30, 2003. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses decreased while net revenue increased.

Selling, general and administrative expenses decreased to $24.0 million for the six-month period ended June 30, 2004 from $24.2 million for the six-month period ended June 30, 2003, a decrease of $0.2 million. The overall decrease came from our television segment, which accounted for a decrease of $1.5 million. The decrease was primarily attributable to a one-time recovery of prior year expenses of $1.0 million in accordance with the terms of an amendment to our marketing and sales agreement with Univision and a reduction of losses incurred by our TeleFutura stations under the marketing and sales agreement of $0.5 million. The overall decrease was partially offset by an increase of $1.3 million from our radio and outdoor segments. The increase from these segments was primarily attributable to severance amounts paid to the former president of our outdoor division, an increase in salaries, an increase in rent expense and a full six-month period of operations of our 2003 acquisitions. As a percentage of net revenue, selling, general and administrative expenses decreased to 20% for the six-month period ended June 30, 2004 from 22% for the six-month period ended June 30, 2003. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses decreased while net revenue increased.

On a long-term basis, although we currently anticipate that selling, general and administrative expenses will increase in future periods, we expect that net revenue increases will continue to outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will continue to decrease in future periods.

Corporate Expenses. Corporate expenses increased to $4.1 million for the three-month period ended June 30, 2004 from $3.7 million for the three-month period ended June 30, 2003, an increase of $0.4 million. The increase was primarily attributable to a $0.5 million reimbursement from Univision in the second quarter of 2003 (offset by $0.2 million of Univision-related expenses in the second quarter of 2003) for legal and other costs associated with the third-party information request that we received in connection with the merger between Univision and Hispanic Broadcasting Corporation. The increase was also attributable to higher wages and legal expenses, partially offset by lower insurance expenses. As a percentage of net revenue, corporate expenses remained unchanged at 6% for each of the three-month periods ended June 30, 2004 and 2003. Excluding the prior year Univision reimbursement and related expenses, corporate expenses as a percentage of net revenue still remained unchanged at 6% for each of the three-month periods ended June 30, 2004 and 2003.

Corporate expenses increased to $8.1 million for the six-month period ended June 30, 2004 from $6.1 million for the six-month period ended June 30, 2003, an increase of $2.0 million. The increase was primarily attributable to a $2.0 million reimbursement from Univision in the first half of 2003 (offset by $0.5 million of Univision-related expenses in the first half of 2003) for legal and other costs associated with the third-party information request that we received in connection with the merger between Univision and Hispanic Broadcasting Corporation. The increase was also attributable to higher wages and legal expenses, partially offset by lower insurance expenses. As a percentage of net revenue, corporate expenses increased to 7% for the six-month period ended June 30, 2004 from 5% for the six-month period ended June 30, 2003. Excluding the prior year Univision reimbursement and related expenses, corporate expenses as a percentage of net revenue remained unchanged at 7% for each of the six-month periods ended June 30, 2004 and 2003.

We currently anticipate that corporate expenses will continue to increase in future periods, primarily due to higher accounting, legal and other costs associated with our compliance with the Sarbanes-Oxley Act of 2002. Nevertheless, we expect that these increases will be outpaced by net revenue increases such that corporate expenses as a percentage of net revenue will decrease in future periods.

Gain on Sale of Assets. Gain on sale of assets was $2.4 million for the three-month period ended June 30, 2004. The gain was primarily due to the sale of the assets of radio stations WRZA-FM, WZCH-FM and WNDZ-AM in the Chicago, Illinois market. Gain on sale of assets was $3.4 million for the six-month period ended June 30, 2004. The gain was primarily due to the sale of the assets of radio stations WRZA-FM, WZCH-FM and WNDZ-AM in the Chicago, Illinois market and KZFO-FM in the Fresno, California market.

Depreciation and Amortization. Depreciation and amortization increased to $11.2 million for the three-month period ended June 30, 2004 from $11.0 million for the three-month period ended June 30, 2003, an increase of $0.2 million. Depreciation and amortization increased to $22.0 million for the six-month period ended June 30, 2004 from $21.8 million for the six-month period ended June 30, 2003, an increase of $0.2 million.

Non-Cash Stock-Based Compensation. Non-cash stock-based compensation decreased to $0 for the three-month period ended June 30, 2004 from $0.8 million for the three-month period ended June 30, 2003, a decrease of $0.8 million. Non-cash stock-based compensation decreased to $0 for the six-month period ended June 30, 2004 from $1.1 million for the six-month period ended June 30, 2003, a decrease of $1.1 million. Non-cash stock-based compensation consists primarily of compensation expense relating to restricted and unrestricted stock awards granted to our employees during the second quarter of 2000. As of May 2003, all non-cash stock-based compensation expense related to the restricted and unrestricted stock awards made in 2000 has been fully recognized. However, there will continue to be non-cash stock-based compensation costs in the future for any equity instruments that have been or may be granted to non-employees.

Operating Income. As a result of the above factors, operating income increased to $15.9 million for the three-month period ended June 30, 2004 from $9.2 million for the three-month period ended June 30, 2003, an increase of $6.7 million. As a result of the above factors, operating income increased to $15.5 million for the six-month period ended June 30, 2004 from $7.5 million for the six-month period ended June 30, 2003, an increase of $8.0 million.

Interest Expense. Interest expense decreased to $6.6 million for the three-month period ended June 30, 2004 from $7.1 million for the three-month period ended June 30, 2003, a decrease of $0.5 million. The decrease was primarily attributable to a reduction of indebtedness paid from the proceeds of the disposal of our publishing operations in July 2003, the sale of our radio assets in the Fresno, California and Chicago, Illinois markets and cash flow generated from operations.

Interest expense increased to $13.5 million for the six-month period ended June 30, 2004 from $13.4 million for the six-month period ended June 30, 2003, an increase of $0.1 million. The increase was primarily attributable to additional borrowings under our bank credit facility in April 2003, partially offset by a reduction of indebtedness paid from the proceeds of the disposal of our publishing operations in July 2003, the sale of our radio assets in the Fresno, California and Chicago, Illinois markets and cash flow generated from operations.

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

Income (Loss) Before Discontinued Operations. As a result of the above factors, income before discontinued operations increased to $5.1 million for the three-month period ended June 30, 2004 from $1.2 million for the three-month period ended June 30, 2003, an increase of $3.9 million. As a result of the above factors, loss before discontinued operations decreased to $0.1 million for the six-month period ended June 30, 2004 from $5.2 million for the six-month period ended June 30, 2003, a decrease of $5.1 million.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $36.0 million for the three-month period ended June 30, 2004 from $32.4 million for the three-month period ended June 30, 2003, an increase of $3.6 million. Of the overall increase, $3.0 million was attributable to our Univision stations and $0.6 million was attributable to our other stations. The overall increase was primarily attributable to an increase in both local and national advertising sales due to an increase in rates.

Net revenue in our television segment increased to $63.6 million for the six-month period ended June 30, 2004 from $57.8 million for the six-month period ended June 30, 2003, an increase of $5.8 million. Of the overall increase, $4.9 million was attributable to our Univision stations and $0.9 million was attributable to our other stations. The overall increase was primarily attributable to an increase in both local and national advertising sales due to a combination of an increase in rates and inventory sold.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $13.9 million for the three-month period ended June 30, 2004 from $12.6 million for the three-month period ended June 30, 2003, an increase of $1.3 million. The increase was primarily attributable to an increase in national representation fees and commissions associated with the increase in net revenue, an increase in the cost of ratings services and an increase in news costs due to the addition of newscasts in the Santa Barbara market.

Direct operating expenses in our television segment increased to $26.6 million for the six-month period ended June 30, 2004 from $24.5 million for the six-month period ended June 30, 2003, an increase of $2.1 million. The increase was primarily attributable to an increase in national representation fees and commissions associated with the increase in net revenue, an increase in the cost of ratings services and an increase in news costs due to the addition or expansion of newscasts in the San Diego, Santa Barbara and Boston markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $4.5 million for the three-month period ended June 30, 2004 from $5.7 million for the three-month period ended June 30, 2003, a decrease of $1.2 million. The decrease was primarily attributable to a one-time recovery of prior year expenses of $1.0 million in accordance with the terms of an amendment to our marketing and sales agreement with Univision. Additionally, selling, general and administrative expenses decreased by $0.4 million due to a reduction of losses incurred by our TeleFutura stations under the marketing and sales agreement, which were partially offset by increases in salaries.

Selling, general and administrative expenses in our television segment decreased to $10.0 million for the six-month period ended June 30, 2004 from $11.5 million for the six-month period ended June 30, 2003, a decrease of $1.5 million. The decrease was primarily attributable to a one-time recovery of prior year expenses of $1.0 million in accordance with the terms of an amendment to our marketing and sales agreement with Univision. Additionally, selling, general and administrative expenses decreased by $0.5 million due to a reduction of losses incurred by our TeleFutura stations under the marketing and sales agreement

Radio

Net Revenue. Net revenue in our radio segment increased to $24.7 million for the three-month period ended June 30, 2004 from $23.5 million for the three-month period ended June 30, 2003, an increase of $1.2 million. The increase was primarily attributable to a combination of an increase in local sales rates and inventory sold, primarily from our Los Angeles market.

Net revenue in our radio segment increased to $43.0 million for the six-month period ended June 30, 2004 from $39.7 million for the six-month period ended June 30, 2003, an increase of $3.3 million. The increase was primarily attributable to a combination of an increase in local sales rates and inventory sold and increased revenue due to a full six-month period of operations of our 2003 acquisitions.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $9.2 million for the three-month period ended June 30, 2004 from $9.1 million for the three-month period ended June 30, 2003, an increase of $0.1 million. The increase was primarily attributable to an increase in local commissions and other sales related expenses due to the increase in net revenue.

Direct operating expenses in our radio segment increased to $17.3 million for the six-month period ended June 30, 2004 from $16.9 million for the six-month period ended June 30, 2003, an increase of $0.4 million. The increase was primarily attributable to an increase in local commissions and other sales related expenses due to the increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $5.7 million for the three-month period ended June 30, 2004 from $5.5 million for the three-month period ended June 30, 2003, an increase of $0.2 million. The increase was primarily attributable to an increase in salaries and rent expense.

Selling, general and administrative expenses in our radio segment increased to $11.3 million for the six-month period ended June 30, 2004 from $10.5 million for the six-month period ended June 30, 2003, an increase of $0.8 million. The increase was primarily attributable to an increase in salaries and rent expense.

Outdoor

Net Revenue. Net revenue in our outdoor segment decreased to $8.2 million for the three-month period ended June 30, 2004 from $8.3 million for the three-month period ended June 30, 2003, a decrease of $0.1 million. The decrease was attributable to a decrease in national advertising sales, which was partially offset by an increase in local advertising sales.

Net revenue in our outdoor segment decreased to $14.3 million for the six-month period ended June 30, 2004 from $14.8 million for the six-month period ended June 30, 2003, a decrease of $0.5 million. The decrease was attributable to a decrease in national advertising sales, which was partially offset by an increase in local advertising sales.

We currently anticipate that net revenue from our outdoor segment will increase moderately in the latter half of 2004 due to increased market demand resulting in greater occupancy on our billboards.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $5.6 million for the three-month period ended June 30, 2004 from $5.3 million for the three-month period ended June 30, 2003, an increase of $0.3 million. The increase was primarily attributable to higher lease rents for our billboard locations.

Direct operating expenses in our outdoor segment increased to $10.8 million for the six-month period ended June 30, 2004 from $10.2 million for the six-month period ended June 30, 2003, an increase of $0.6 million. The increase was primarily attributable to higher lease rents for our billboard locations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment were flat at $1.1 million for each of the three-month periods ended June 30, 2004 and 2003.

Selling, general and administrative expenses in our outdoor segment increased to $2.6 million for the six-month period ended June 30, 2004 from $2.2 million for the six-month period ended June 30, 2003, an increase of $0.4 million. The increase was primarily attributable to severance amounts paid to the former president of our outdoor division.

Liquidity and Capital Resources

While we have a history of operating losses, we also have a history of generating significant positive cash flow from our operations. We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures, payments of principal and interest on outstanding indebtedness and share repurchases) with cash flow from operations and externally generated funds, such as proceeds from any debt or equity offering and our bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our existing bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

Recently, we have taken the following actions with respect to matters affecting our liquidity and capital resources:

•	on July 2, 2004, we repurchased 2,542,006 shares of our Series A mandatorily redeemable convertible preferred stock from TSG Capital Fund III, L.P. for $55 million and agreed to repurchase the remaining 3,323,096 shares of our Series A preferred stock by June 30, 2005; and

•	on July 23, 2004, we announced our intention to refinance our existing bank credit facility with a new $400 million senior secured facility.

Please see “Bank Credit Facility” and “Series A Mandatorily Redeemable Convertible Preferred Stock” below.

Bank Credit Facility

As we announced on July 23, 2004, we currently anticipate refinancing our existing bank credit facility with a new $400 million senior secured facility, expected to consist of a 6 ½-year revolver and a 7 ½-year term loan. We intend to use the proceeds of loans made under the new facility to refinance outstanding borrowings under our existing bank credit facility and for general corporate purposes, as well as to fund the anticipated repurchase of the remaining shares of our Series A preferred stock by June 30, 2005.

Currently, our primary sources of liquidity are cash provided by operations and available borrowings under our existing bank credit facility. That existing $400 million bank credit facility is comprised of a $250 million revolving facility and a $150 million incremental loan facility. In November 2003, we obtained commitments from participating banks for $50 million of the total amount available under the incremental loan facility. Our ability to borrow the remaining $100 million under the incremental loan facility remains subject to additional bank commitments.

The revolving facility expires in 2007 and our ability to draw under the incremental loan facility expires in September 2004. The incremental loan facility had been due to expire in September 2003, but we amended our bank credit facility in that month to extend its maturity for an additional year. The original $250 million amount of the revolving facility is subject to an automatic quarterly reduction, and had been reduced to $194 million as of June 30, 2004. Our ability to make additional borrowings under the bank credit facility is subject to compliance with certain financial ratios and other conditions set forth in the bank credit facility.

Our bank credit facility is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including our special purpose subsidiary formed to hold our Federal Communications Commission, or FCC, licenses.

In connection with the issuance of our senior subordinated notes (discussed below under the caption “Debt and Equity Financing”), we amended our bank credit facility to conform to certain provisions in the indenture governing our senior subordinated notes. On April 16, 2003, we further amended our bank credit facility in connection with our acquisition of three radio stations from Big City Radio to, among other things, adjust upward the existing covenants relating to maximum total debt ratio and remove the existing cap on the incurrence of subordinated indebtedness. On May 10, 2004, in connection with the anticipated repurchase of our Series A preferred stock, we again amended our bank credit facility to, among other things, further adjust upward the existing covenants relating to maximum total debt ratio. Please see “Broadcast Cash Flow and EBITDA as Adjusted” below.

The revolving facility bears interest at LIBOR (1.625% at June 30, 2004) plus a margin ranging from 0.875% to 3.25% based on our leverage. In addition, we pay a quarterly loan commitment fee ranging from 0.25% to 0.75% per annum, which is levied upon the unused portion of the amount available. As of June 30, 2004, $90 million was outstanding under our bank credit facility and $104 million was available for future borrowings. On July 1, 2004, we drew an additional $50 million under the bank credit facility to fund, together with available cash on hand, the repurchase of 2,542,006 shares of our Series A preferred stock from TSG Capital.

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

Broadcast Cash Flow and EBITDA as Adjusted

Broadcast cash flow (as defined below) increased to $28.9 million for the three-month period ended June 30, 2004 from $24.7 million for the three-month period ended June 30, 2003, an increase of $4.2 million, or 17%. As a percentage of net revenue, broadcast cash flow increased to 42% for the three-month period ended June 30, 2004 from 39% for the three-month period ended June 30, 2003.

Broadcast cash flow increased to $42.3 million for the six-month period ended June 30, 2004 from $36.6 million for the six-month period ended June 30, 2003, an increase of $5.7 million, or 15%. As a percentage of net revenue, broadcast cash flow increased to 35% for the six-month period ended June 30, 2004 from 33% for the six-month period ended June 30, 2003.

We currently anticipate that broadcast cash flow will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating and selling, general and administrative expenses.

EBITDA as adjusted (as defined below) increased to $24.8 million for the three-month period ended June 30, 2004 from $21.0 million for the three-month period ended June 30, 2003, an increase of $3.8 million, or 18%. As a percentage of net revenue, EBITDA as adjusted increased to 36% for the three-month period ended June 30, 2004 from 33% for the three-month period ended June 30, 2003.

EBITDA as adjusted increased to $34.1 million for the six-month period ended June 30, 2004 from $30.5 million for the six-month period ended June 30, 2003, an increase of $3.6 million, or 12%. As a percentage of net revenue, EBITDA as adjusted increased to 28% for the six-month period ended June 30, 2004 from 27% for the six-month period ended June 30, 2003.

We currently anticipate that EBITDA as adjusted will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating, selling, general and administrative and corporate expenses.

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

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility as currently amended, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of net debt to operating cash flow having exceeded 6.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of net indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of net indebtedness to each of operating cash flow and consolidated cash flow as of June 30, 2004 and 2003 were 4.6 to 1 and 6.0 to 1, respectively. We entered into the bank credit facility in September 2000 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Cash Flow

Net cash flow provided by operating activities increased to $16.6 million for the six-month period ended June 30, 2004 from $14.3 million for the six-month period ended June 30, 2003.

Net cash flow provided by investing activities was $31.0 million for the six-month period ended June 30, 2004 compared to net cash flow used in investing activities of $110.1 million for the six-month period ended June 30, 2003. During the six-month period ended June 30, 2004, we received proceeds of $37.0 million from the sale of assets, primarily radio stations KZFO-FM in the Fresno, California market and WNDZ-AM, WRZA-FM and WZCH-FM in the Chicago, Illinois market. We also received a refund of a deposit of $0.5 million, received a return of capital of $0.3 million and spent $6.8 million on capital expenditures.

Net cash flow used in financing activities was $54.5 million for the six-month period ended June 30, 2004 compared to net cash flow provided by financing activities of $92.6 million for the six-month period ended June 30, 2003. During the six-month period ended June 30, 2004, we borrowed $34 million under our incremental loan facility and paid $89 million under our revolving and incremental loan facilities. We received net proceeds of $0.6 million from the exercise of stock options issued under our 2000 Omnibus Equity Incentive Plan and from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

During the remainder of 2004, we anticipate that our capital expenditures will be approximately $10 million, including approximately $0.4 million in digital television capital expenditures. We anticipate paying for these capital expenditures out of net cash flow from operations.

As part of the transition from analog to digital television, full-service television station owners may be required to stop broadcasting analog signals and to relinquish their analog channels to the FCC by 2006 if the market penetration of digital television receivers reaches certain levels by that time. We currently expect that the cost to complete construction of digital television facilities for our full-service television stations between 2004 and 2006 will be approximately $17 million. In addition, we will be required to broadcast both digital and analog signals through this transition period, but we do not expect those incremental costs to be significant. We intend to finance the conversion to digital television out of cash flow from operations. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions.

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

Series A Mandatorily Redeemable Convertible Preferred Stock

As noted above under “Subsequent Event” in Note 2 to Consolidated Financial Statements, on July 2, 2004 we repurchased 2,542,006 shares of our Series A mandatorily redeemable convertible preferred stock from TSG Capital Fund III, L.P. for $55 million, funded by additional borrowings of $50 million under our existing bank credit facility and available cash on hand of $5 million. Under a revised Share Repurchase Agreement with TSG Capital, we agreed to repurchase the remaining 3,323,096 shares of Series A preferred stock from TSG Capital by June 30, 2005, subject to the approval of our Board of Directors and subject to our having entered into, by September 30, 2004, a senior bank refinancing transaction of at least $400 million on terms acceptable to us in our sole discretion. The price of the anticipated repurchase reflects a small premium to the liquidation value at the time of such repurchase. The revised Share Repurchase Agreement replaced in its entirety the prior Share Repurchase Agreement described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

In the event that we do not close the repurchase of our Series A preferred stock as we currently anticipate, it is important to note that the holders of a majority of our Series A preferred stock currently have the right on or after April 19, 2006 to require us to redeem any and all or their preferred stock at the original issue price plus accrued dividends. On April 19, 2006 such redemption price on the remaining 3,323,096 shares of Series A preferred stock will be $82.3 million, and our Series A preferred stock would continue to accrue a dividend of 8.5% per year. The remaining outstanding Series A preferred stock is convertible into 3,323,096 shares of our Class A common stock at the option of the holder at anytime. If, however, we do not repurchase our outstanding Series A preferred stock and the holders thereof do not elect to convert their shares of Series A preferred stock into shares of our Class A common stock and, as a result, we are required to pay the redemption price in 2006, we anticipate that we would finance such payment with borrowings under our bank credit facility or the proceeds of any debt or equity offering.

Contractual Obligations

We have agreements with certain media research and ratings providers, expiring at various dates through December 2006, to provide television and radio audience measurement services. We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through December 2025.

Our material contractual obligations at June 30, 2004 are as follows (unaudited; in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior subordinated notes	$225,000	$—	$—	$225,000	$—
Series A preferred stock (1)	137,284	55,000	82,284	—	—
Bank credit facility and other borrowings	97,551	1,179	54,730	39,640	2,002
Media research and ratings providers (2)	19,891	7,828	12,063	—	—
Operating leases (2)(3)	68,600	9,100	16,900	11,900	30,700

Total contractual obligations	$548,326	$73,107	$165,977	$276,540	$32,702

(1)	Please see “Series A Mandatorily Redeemable Convertible Preferred Stock” above. Since we repurchased 2,542,006 shares of our Series A preferred stock for $55 million on July 2, 2004, $55 million is included in the “Less than 1 year” column. Although we currently anticipate repurchasing the remaining shares of our Series A preferred stock by June 30, 2005 in accordance with our Share Repurchase Agreement with TSG Capital, that repurchase obligation remains subject to significant conditions which have not yet been satisfied. Accordingly, we have included $82.3 million in the “1-3 years” column, reflecting the redemption price for our remaining outstanding shares of Series A preferred stock on April 19, 2006.

(2)	The amounts committed for media research and ratings providers and for operating leases are as of December 31, 2003.

(3)	Does not include month-to-month leases.

We have also entered into employment agreements with certain of our key employees, including Walter F. Ulloa, Philip C. Wilkinson, Jeffery A. Liberman and John F. DeLorenzo. Our obligations under these agreements are not reflected in the table above.

Other than lease commitments, legal contingencies incurred in the normal course of business, employment contracts for key employees and the interest rate swap agreements described more fully in Item 3 below, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in or relationships with any special-purpose entities that are not included in the consolidated financial statements.

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

On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. As of June 30, 2004, approximately 272,106 shares had been purchased under the Employee Stock Purchase Plan.

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

Interest Rates

Our revolving facility loan bears interest at a variable rate at LIBOR (1.625% as of June 30, 2004) plus a margin ranging from 0.875% to 3.25% based on our leverage. As of June 30, 2004, we had $90 million of variable rate bank debt outstanding. Our bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in the agreement. We have two interest rate swap agreements, each with a notional amount of $82.5 million. The first agreement provides for a LIBOR-based rate floor of 1% and rate ceiling of 6% and terminates on March 31, 2005. The second agreement, which begins after the first agreement expires, provides for a LIBOR-based rate floor of 1.78% and rate ceiling of 7% and terminates on March 31, 2006. Because this portion of our long-term debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. In the event that the LIBOR rate falls below the floor rate, we would still have to pay the floor rate plus the margin based on our leverage at such time. If the LIBOR rate falls below the floor rate during or close to the swap agreement period we would record the fair market value as a liability on the balance sheet and interest expense on the income statement. In the event that the LIBOR rate rises above the ceiling rate, we would only have to pay the ceiling rate plus the applicable margin. The fair market value of the swap would be recorded as an asset on the balance sheet and a reduction of interest expense on the income statement. Due to the short-term nature of these agreements and our projection that the interest rate floor or ceiling will not be reached during the term, the estimated fair value of these agreements is zero as of June 30, 2004.

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

No repurchases of equity securities required to be disclosed by this item were consummated pursuant to our stock repurchase program during the period covered by this report, and no repurchases of our equity securities have been consummated pursuant to our stock repurchase program since it was approved by our Board of Directors on March 19, 2001. Our stock repurchase program was publicly announced on that same date, and authorizes us to repurchase up to $35 million of our outstanding Class A common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 26, 2004. At that meeting, our Class A and Class B stockholders:

1. Elected eight Class A/B directors to serve until our 2005 annual meeting of stockholders or until his or her successor is duly elected and qualified:

Name	For	Withheld
Walter F. Ulloa	323,306,925	8,076,348
Philip C. Wilkinson	323,071,110	8,312,163
Paul A. Zevnik	323,049,361	8,333,912
Darryl B. Thompson	313,422,873	17,960,400
Michael S. Rosen	321,875,448	9,507,825
Esteban E. Torres	322,273,068	9,110,205
Patricia Diaz Dennis	322,545,360	8,837,913
Jesse Casso, Jr.	322,545,340	8,837,933

2. Amended and restated our certificate of incorporation to, among other things, authorize the creation of the Class U common stock issued to Univision upon conversion of our Series U preferred stock:

Votes For	305,435,748
Votes Against	21,557,861
Abstentions	29,510
Broker Non-Votes	4,360,154

3. Adopted the Entravision Communications Corporation 2004 Equity Incentive Plan:

Votes For	305,717,918
Votes Against	21,291,901
Abstentions	13,300
Broker Non-Votes	4,360,154

4. Ratified the appointment of McGladrey & Pullen, LLP, as our independent auditors for the current fiscal year:

Votes For	329,158,263
Votes Against	2,220,188
Abstentions	4,822
Broker Non-Votes	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are attached hereto and filed herewith:

3.1	Second Amended and Restated Certificate of Incorporation

10.1	2004 Equity Incentive Plan

10.2	Fifth Amendment to Credit Agreement, dated as of May 10, 2004, among Entravision Communications Corporation, the Lenders (as defined therein), Union Bank of California, N.A., Credit Suisse First Boston, The Bank of Nova Scotia and Fleet National Bank

10.3	Share Repurchase Agreement, dated as of June 25, 2004, by and between Entravision Communications Corporation and TSG Capital Fund III, L.P.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed one Current Report on Form 8-K with the SEC during the quarter ended June 30, 2004:

(i)	a Current Report on Form 8-K filed on May 6, 2004, attaching the press release announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ JOHN F. DELORENZO
John F. DeLorenzo Executive Vice President, Treasurer and Chief Financial Officer

Dated: August 6, 2004