Form 10-Q
period 2004-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2004-11-08
CIK 1109116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 3, 2004, there were 59,563,243 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 36,926,600 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$36,841	$19,806
Trade receivables (including related parties of $706 and $795), net of allowance for doubtful accounts of $5,624 and $4,749	56,257	49,518
Assets held for sale	4,905	34,683
Prepaid expenses and other current assets (including related parties of $1,138 and $1,650)	5,907	5,823

Total current assets	103,910	109,830
Property and equipment, net	156,810	170,624
Intangible assets subject to amortization, net	131,187	144,903
Intangible assets not subject to amortization	879,405	862,670
Goodwill	385,622	379,545
Other assets (including related parties of $264 and $277)	21,565	19,396

	$1,678,499	$1,686,968

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$1,170	$1,191
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $2,802 and $2,261)	25,063	26,568

Total current liabilities	26,351	27,877
Notes payable, less current maturities	481,342	376,424
Other long-term liabilities	1,285	397
Deferred taxes	134,591	124,000

Total liabilities	643,569	528,698

Commitments and contingencies
Series A mandatorily redeemable convertible preferred stock, $0.0001 par value, 11,000,000 shares authorized; shares issued and outstanding 2004 none and 2003 5,865,102 (liquidation value of $0 and $118,865)	—	112,269

Stockholders’ equity
Preferred stock, $0.0001 par value, 39,000,000 shares authorized; shares issued and outstanding Series U convertible preferred stock, 2004 none and 2003 369,266	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2004 59,563,243 and 2003 59,434,048	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2004 and 2003 27,678,533	3	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2004 36,926,600 and 2003 none	4	—
Additional paid-in capital	1,184,261	1,182,978
Accumulated deficit	(149,344)	(136,986)

	1,034,930	1,046,001
Treasury stock, Class A common stock, $0.0001 par value, 2004 and 2003 5,101 shares	—	—

Total stockholders’ equity	1,034,930	1,046,001

	$1,678,499	$1,686,968

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
		(As reclassified Note 1)		(As reclassified Note 1)
Net revenue (including related parties of $232, $221, $783 and $899)	$70,024	$64,419	$191,019	$176,838

Expenses:
Direct operating expenses (including related parties of $3,192, $3,136, $8,593 and $8,802)	28,755	27,858	83,490	79,500
Selling, general and administrative expenses	13,273	13,037	37,265	37,214
Corporate expenses (including related party reimbursements of $0, $0, $0 and $2,000) (Note 2)	4,442	4,141	12,574	10,266
Loss (gain) on sale of assets	240	945	(3,156)	945
Non-cash stock-based compensation (includes direct operating of $0, $0, $0 and $113; selling, general and administrative of $0, $0, $0 and $149; and corporate of $79, $(106), $37 and $781)	79	(106)	37	1,043
Depreciation and amortization (includes direct operating of $9,139, $9,371, $28,338 and $27,743; selling, general and administrative of $1,007, $1,206, $3,281 and $3,923; and corporate of $242, $372, $802 and $1,102)	10,388	10,949	32,421	32,768

	57,177	56,824	162,631	161,736

Operating income	12,847	7,595	28,388	15,102
Interest expense	(6,893)	(6,796)	(20,396)	(20,218)
Interest income	161	50	317	79

Income (loss) before income taxes	6,115	849	8,309	(5,037)
Income tax expense	(3,006)	(1,070)	(5,292)	(600)

Income (loss) before equity in net earnings of nonconsolidated affiliates	3,109	(221)	3,017	(5,637)
Equity in net earnings of nonconsolidated affiliates	59	88	17	299

Income (loss) before discontinued operations	3,168	(133)	3,034	(5,338)
Gain on disposal of discontinued operations net of tax $350, $6,300, $350 and $6,300	521	9,346	521	9,346
Loss from discontinued operations, net of tax $0, $(5), $0 and $(13) (Note 1)	—	(203)	—	(475)

Net income	3,689	9,010	3,555	3,533
Accretion of preferred stock redemption value	(9,769)	(2,874)	(15,913)	(8,397)

Net income (loss) applicable to common stockholders	$(6,080)	$6,136	$(12,358)	$(4,864)

Basic and diluted earnings per share:
Net loss per share from continuing operations applicable to common stockholders	$(0.05)	$(0.02)	$(0.13)	$(0.11)
Net income per share from discontinued operations	$0.00	$0.08	$0.01	$0.07

Net income (loss) per share applicable to common stockholders, basic and diluted	$(0.05)	$0.05	$(0.12)	$(0.04)

Weighted average common shares outstanding, basic and diluted	124,138,087	120,388,734	99,575,647	121,205,552

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,555	$3,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,421	32,768
Deferred income taxes	4,164	5,561
Amortization of debt issue costs	2,316	1,576
Amortization of syndication contracts	265	542
Equity in net earnings of nonconsolidated affiliates	(17)	(299)
Non-cash stock-based compensation	37	1,043
Gain on sale of media properties and other assets	(3,677)	(8,179)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(6,168)	(2,280)
Increase in prepaid expenses and other assets	(1,684)	(8,024)
Decrease in accounts payable, accrued expenses and other liabilities	(1,603)	(4,225)
Effect of discontinued operations	—	475

Net cash provided by operating activities	29,609	22,491

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	41,485	18,141
Purchases of property and equipment and intangibles	(10,915)	(116,455)
Purchases of media properties	(17,592)	—
Distribution from nonconsolidated affiliate	300	—
Refunds for acquisitions	501	—

Net cash provided by (used in) investing activities	13,779	(98,314)

Cash flows from financing activities:
Proceeds from issuance of common stock	948	1,021
Principal payments on notes payable	(229,112)	(28,540)
Repurchase of Series A Preferred Stock	(128,182)	—
Proceeds from borrowing on notes payable	334,302	103,000
Payments of deferred debt and offering costs	(4,309)	(541)

Net cash provided by (used in) financing activities	(26,353)	74,940

Net increase (decrease) in cash and cash equivalents	17,035	(883)

Cash and cash equivalents:
Beginning	19,806	12,201

Ending	$36,841	$11,318

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$22,649	$23,247

Income taxes	$1,128	$1,318

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$51	$211
Note receivable from disposal of discontinued operations	$—	$1,900
Issuance of Class A common shares for partial payment for Big City Radio stations	$—	$37,785

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2004

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

Reclassification of discontinued operations

On July 3, 2003, the Company sold substantially all of the assets and certain specified liabilities related to its publishing segment to CPK NYC, LLC for aggregate consideration of approximately $19.9 million. The Company’s consolidated financial statements for the three- and nine-month periods ended September 30, 2003 and related disclosures have been adjusted to reflect the publishing operations as discontinued operations in accordance with SFAS No. 144 (see Note 3).

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Related party

Univision Communications Inc. currently owns approximately 30% of the Company’s common stock on a fully converted basis. In connection with Univision’s merger with Hispanic Broadcasting Corporation, or HBC, in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to sell enough of its holdings of the Company’s stock so that its ownership of the Company will not exceed 15% by March 26, 2006 and 10% by March 26, 2009.

Also pursuant to Univision’s agreement with DOJ, in September 2003 Univision exchanged all 36,926,623 of its shares of the Company’s Class A and Class C common stock that it previously owned (14,943,231 shares of Class A common stock and 21,983,392 shares of Class C common stock) for 369,266 shares of the Company’s new Series U preferred stock. The Series U preferred stock was mandatorily convertible into common stock when and if the Company created a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than a nominal liquidation preference). The Company’s stockholders approved the creation of such a new class of common stock, the Class U common stock, during the second quarter of 2004, and the 369,266 shares of the Company’s Series U preferred stock held by Univision were converted into 36,926,600 shares of the Company’s new Class U common stock effective as of July 1, 2004. Neither the original exchange of Univision’s Class A and Class C common for Series U preferred stock, nor the subsequent conversion of such Series U preferred stock into Class U common stock, changed Univision’s overall equity interest in the Company, nor did either have any impact on the Company’s existing television station affiliation agreements with Univision.

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three- and nine-month periods ended September 30, 2004, the amounts paid by the Company to Univision in this capacity were $2.6 million and $6.9 million, respectively. In addition, the Company received reimbursements from Univision for corporate expenses the Company incurred in connection with Univision’s merger with HBC in amounts of $0 and $2.0 million for the three- and nine-month periods ended September 30, 2003, respectively.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three- and nine-month periods ended September 30, 2004 and 2003 (unaudited; in thousands, except per share data):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stockholders
As reported	$(6,080)	$6,136	$(12,358)	$(4,864)
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,400)	(3,916)	(7,224)	(8,904)

Pro forma	$(8,480)	$2,220	$(19,582)	$(13,768)

Net income (loss) per share applicable to common stockholders, basic and diluted
As reported	$(0.05)	$0.05	$(0.12)	$(0.04)

Pro forma	$(0.07)	$0.02	$(0.20)	$(0.11)

The Company granted 2,305,000 stock options for employees and directors and 79,000 stock options for non-employees during the nine-month period ended September 30, 2004. These stock options have a weighted average exercise price of $9.99 and a weighted average fair value of $6.09.

Earnings (loss) per share

Basic earnings (loss) per share is computed as net income (loss) less accretion of preferred stock redemption value, premium paid on early redemption and accrued dividends on Series A mandatorily redeemable convertible preferred stock divided by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

For the three- and nine-month periods ended September 30, 2004 and 2003, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. For the nine-month period ended September 30, 2004, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is as follows: 284,073 equivalent shares of stock options and 5,027,078 equivalent shares of Series A mandatorily redeemable convertible preferred stock.

As discussed above, the Series U preferred stock held by Univision was converted into shares of the Company’s new Class U common stock on July 1, 2004. If the Series U preferred stock had been treated as common stock outstanding, the basic weighted average common shares outstanding would have been 124,103,535 for the nine-month period ended September 30, 2004. The basic net loss per share would have changed from $(0.12) to $(0.10) for the nine-month period ended September 30, 2004.

Preferred stock repurchase

On July 2, 2004, the Company repurchased 2,542,006 shares of its Series A mandatorily redeemable convertible preferred stock from TSG Capital Fund III, L.P. for $55 million. The Company repurchased the remaining 3,323,096 shares of Series A preferred stock from TSG Capital on September 30, 2004, for approximately $73 million. The $55 million and approximately $73 million payments included premiums of approximately $3.7 million and $3.6 million to such shares’ carrying value (or $1.3 million and $1.5 million premiums to the liquidation value) on July 2, 2004 and September 30, 2004, respectively. These premiums have been included in accretion of preferred stock redemption value and are reflected as a reduction in the Company’s net income applicable to common stockholders and the related earnings per share for the three- and nine-month periods ending September 30, 2004.

Acquisition

In September 2004, the Company acquired all of the outstanding capital stock of Diamond Radio, Inc., the owner and operator of radio station KBMB-FM in the Sacramento, California market for an aggregate purchase price of $17.6 million.

Statement of Financial Accounting Standards (SFAS) No. 141, “Accounting for Business Combinations,” prescribes accounting and reporting standards for all business combinations in which an entity acquires net assets that constitute a business or acquires equity interests of one or more other entities and obtains control over that entity or entities. As prescribed by SFAS No. 141, the Company has accounted for this acquisition, which is included in the Company’s radio segment, using the “Purchase Method” of accounting. As a result of the acquisition, the Company expects to achieve efficiencies through economies of scale and an increased presence in the Sacramento market. The operating results of KBMB-FM have not been included in the consolidated financial statements as the Company made the acquisition on September 30, 2004. The operations of Diamond Radio, Inc. for the three- and nine-month periods ending September 30, 2004 and 2003 are not considered to be material.

The preliminary purchase price allocation for radio station KBMB-FM in the Sacramento market, which remains subject to change pending review of the value of intangible assets and the related tax effects, is as follows (unaudited; in thousands):

Trade receivables	$569
Property and equipment	229
Other assets	7
FCC license, non-amortizable	16,890
Goodwill	6,077

Total assets acquired	23,772
Current liabilities	(103)
Deferred taxes	(6,077)

Total liabilities assumed	(6,180)

Net assets acquired	$17,592

The only change in the carrying amount of goodwill for the three- and nine-month periods ended September 30, 2004 and 2003 is $6.1 million from the acquisition described above. This increase in goodwill is not expected to be deductible for income tax purposes.

Dispositions of assets

In February 2004, the Company sold the assets of radio station KZFO-FM in the Fresno, California market to Univision for approximately $8.0 million.

In May 2004, the Company sold the assets of radio stations WNDZ-AM, WRZA-FM and WZCH-FM in the Chicago, Illinois market for an aggregate amount of approximately $28.8 million.

In August 2004, the Company sold the assets of radio station KRVA-AM in the Dallas, Texas market for approximately $3.5 million.

As of September 30, 2004, the Company’s remaining assets held for sale consist of land in the San Jose, California market, valued at approximately $4.9 million.

None of the 2004 dispositions qualifies as a sale of a business, nor do they qualify for discontinued operations presentation, as they are not a component of an entity.

Subsequent event

In October 2004, the Company, in combination with certain of its Mexican affiliates and subsidiaries, entered into a definitive agreement to acquire all of the outstanding capital stock of the licensee of television station XHRIO-TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to such station, for an aggregate of $13 million.

Pending transactions

In August 2004, the Company entered into a definitive agreement to acquire radio station KAIQ-FM in the Lubbock, Texas market for approximately $1.7 million. This acquisition currently is expected to close in the fourth quarter of 2004.

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

The cash portion of the purchase price was subject to adjustment based on the working capital of the publishing segment as of the closing date. This adjustment was finalized during the third quarter of 2004 and resulted in an additional gain on disposal of discontinued operations of $0.5 million, net of taxes of $0.3 million.

As a result of the Company’s decision to sell its publishing segment, the Company’s consolidated financial statements for the three- and nine-month periods ended September 30, 2003 and related disclosures have been adjusted to reflect the publishing operations as discontinued operations in accordance with SFAS No. 144. The Company has not made any allocation of interest expense or corporate expense to discontinued operations.

Summarized Statements of Operations data for the discontinued publishing operations is as follows (unaudited; in thousands):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Net revenue	$—	$150	$—	$9,983
Loss from discontinued operations before income taxes	—	(208)	—	(488)

4. SEGMENT INFORMATION

The Company operates in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising.

Television broadcasting

The Company owns and/or operates 45 primary television stations located primarily in the southwestern United States, consisting primarily of Univision affiliates.

Radio broadcasting

The Company owns and/or operates 54 radio stations (41 FM and 13 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Outdoor advertising

The Company owns approximately 10,900 outdoor advertising faces located primarily in Los Angeles and New York.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2004 and 2003. The Company evaluates the performance of its operating segments based on the following (unaudited, in thousands):

	Three-Month Period Ended September 30,			Nine-Month Period Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Net Revenue
Television	$36,428	$32,270	13%	$100,052	$90,118	11%
Radio	25,303	24,458	3%	68,334	64,195	6%
Outdoor	8,293	7,691	8%	22,633	22,525	0%

Consolidated	70,024	64,419	9%	191,019	176,838	8%

Direct operating expenses
Television	14,410	13,077	10%	40,991	37,540	9%
Radio	8,902	9,513	(6)%	26,243	26,446	(1)%
Outdoor	5,443	5,268	3%	16,256	15,514	5%

Consolidated	28,755	27,858	3%	83,490	79,500	5%

Selling, general and administrative expenses
Television	5,806	5,876	(1)%	15,845	17,410	(9)%
Radio	6,285	5,982	5%	17,632	16,459	7%
Outdoor	1,182	1,179	0%	3,788	3,345	13%

Consolidated	13,273	13,037	2%	37,265	37,214	0%

Depreciation and amortization
Television	3,460	3,649	(5)%	10,585	11,120	(5)%
Radio	1,811	2,026	(11)%	5,688	5,784	(2)%
Outdoor	5,117	5,274	(3)%	16,148	15,864	2%

Consolidated	10,388	10,949	(5)%	32,421	32,768	(1)%

Segment operating profit (loss)
Television	12,752	9,668	32%	32,631	24,048	36%
Radio	8,305	6,937	20%	18,771	15,506	21%
Outdoor	(3,449)	(4,030)	(14)%	(13,559)	(12,198)	11%

Consolidated	17,608	12,575	40%	37,843	27,356	38%

Corporate expenses	4,442	4,141	7%	12,574	10,266	22%
Loss (gain) on sale of assets	240	945	(75)%	(3,156)	945	*
Non-cash stock-based compensation	79	(106)	*	37	1,043	(96)%

Operating income	$12,847	$7,595	69%	$28,388	$15,102	88%

Capital expenditures
Television	$2,751	$1,927		$6,775	$7,006
Radio	885	2,622		2,658	6,029
Outdoor	528	76		1,236	349

Consolidated	$4,164	$4,625		$10,669	$13,384

Total assets:
Television	$405,786	$390,383
Radio	1,048,085	1,060,559
Outdoor	219,723	238,922
Assets held for sale	4,905	—

Consolidated	$1,678,499	$1,689,864

*	Percentage not meaningful.

5. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that arose in the ordinary course of business. The Company is a party to one dispute, which management does not believe is material, from plaintiffs seeking unspecified damages for certain employment-related claims. An appropriate accrual has been made in the consolidated financial statements. While the Company’s legal counsel cannot express an opinion on this matter, management believes that any liability of the Company that may arise out of or with respect to this matter will not materially adversely affect the financial position, results of operations or cash flows of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 75% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising. Our net revenue for the nine-month period ended September 30, 2004 was $191 million. Of that amount, revenue generated by our television segment accounted for 52%, revenue generated by our radio segment accounted for 36% and revenue generated by our outdoor segment accounted for 12%.

As of the date of filing this report, we own and/or operate 45 primary television stations that are located primarily in the southwestern United States. We own and/or operate 54 radio stations (41 FM and 13 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 10,900 advertising faces located primarily in Los Angeles and New York. The comparability of our results between the three- and nine-month periods ended September 30, 2004 and 2003 is significantly affected by acquisitions and dispositions in those periods.

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

In August 2004, we sold the assets of radio station KRVA-AM in the Dallas, Texas market for approximately $3.5 million.

Also in August 2004, we also entered into a definitive agreement to acquire the assets of radio station KAIQ-FM in the Lubbock, Texas market for approximately $1.7 million. We currently expect this acquisition to close in the fourth quarter of 2004.

In September 2004, we acquired all of the outstanding capital stock of Diamond Radio, Inc., the owner and operator of radio station KBMB-FM in the Sacramento, California market for an aggregate purchase price of approximately $17.6 million.

In October 2004, in combination with certain of our Mexican affiliates and subsidiaries, we entered into a definitive agreement to acquire all of the outstanding capital stock of the licensee of television station XHRIO-TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to such station, for an aggregate purchase price of $13 million.

Relationship with Univision

Univision currently owns approximately 30% of our common stock on a fully converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to sell enough of its holdings of our stock so that its ownership of our company will not exceed 15% by March 26, 2006 and 10% by March 26, 2009.

Also pursuant to Univision’s agreement with DOJ, in September 2003 Univision exchanged all of its shares of our Class A and Class C common stock that it previously owned for shares of our new Series U preferred stock. The Series U preferred stock was mandatorily convertible into common stock when and if we created a new class of common stock that generally has the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than a nominal liquidation preference). Our stockholders approved the creation of such a new class of common stock, our Class U common stock, during the second quarter of 2004, and the shares of our Series U preferred stock held by Univision were converted into 36,926,600 shares of our new Class U common stock effective as of July 1, 2004. Neither the original exchange of Univision’s Class A and Class C common for our Series U preferred stock, nor the subsequent conversion of such Series U preferred stock into our new Class U common stock, changed Univision’s overall equity interest in our company, nor did either have any impact on our existing television station affiliation agreements with Univision.

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

Three- and Nine-Month Periods Ended September 30, 2004 and 2003 (Unaudited)

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2004 and 2003 (in thousands):

	Three-Month Period Ended September 30,			Nine-Month Period Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Statements of operations data:
Net revenue	$70,024	$64,419	9%	$191,019	$176,838	8%

Direct operating expenses	28,755	27,858	3%	83,490	79,500	5%
Selling, general and administrative expenses	13,273	13,037	2%	37,265	37,214	0%
Corporate expenses	4,442	4,141	7%	12,574	10,266	22%
Loss (gain) on sale of assets	240	945	(75)%	(3,156)	945	*
Non-cash stock-based compensation	79	(106)	*	37	1,043	(96)%
Depreciation and amortization	10,388	10,949	(5)%	32,421	32,768	(1)%

	57,177	56,824	1%	162,631	161,736	1%

Operating income	12,847	7,595	69%	28,388	15,102	88%
Interest expense	(6,893)	(6,796)	1%	(20,396)	(20,218)	1%
Interest income	161	50	222%	317	79	*

Income (loss) before income taxes	6,115	849	*	8,309	(5,037)	*
Income tax expense	(3,006)	(1,070)	181%	(5,292)	(600)	*

Income (loss) before equity in net earnings of nonconsolidated affiliates	3,109	(221)	*	3,017	(5,637)	*
Equity in net earnings of nonconsolidated affiliates	59	88	(33)%	17	299	(94)%

Income (loss) before discontinued operations	3,168	(133)	*	3,034	(5,338)	*
Gain on disposal of discontinued operations	521	9,346	(94)%	521	9,346	(94)%
Loss from discontinued operations	—	(203)	*	—	(475)	*

Net income	$3,689	$9,010	(59)%	$3,555	$3,533	1%

Other Data:
Broadcast cash flow	$27,996	$23,524	19%	$70,264	$60,124	17%
EBITDA as adjusted (adjusted for non-cash stock-based compensation)	$23,554	$19,383	22%	$57,690	$49,858	16%
Cash flows provided by operating activities	$12,989	$8,159	59%	$29,609	$22,491	32%
Cash flows provided by (used in) investing activities	$(17,231)	$11,759	*	$13,779	$(98,314)	*
Cash flows provided by (used in) financing activities	$28,196	$(17,617)	*	$(26,353)	$74,970	*
Capital asset and intangible expenditures	$4,102	$6,378	(36)%	$10,915	$116,455	(91)%

*	Percentage not meaningful.

(1)	Broadcast cash flow means operating loss before corporate expenses, gain on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash gain on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of debt to operating cash flow having exceeded 7.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of indebtedness to each of operating cash flow and consolidated cash flow as of September 30, 2004 and 2003 were 6.5 to 1 and 5.8 to 1, respectively. We entered into our new bank credit facility in August 2004 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. The most directly comparable GAAP financial measure to each of broadcast cash flow and EBITDA as adjusted is net income. A reconciliation of these non-GAAP measures to net income follows (unaudited; in thousands):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Broadcast cash flow	$27,996	$23,524	$70,264	$60,124
Corporate expenses	4,442	4,141	12,574	10,266

EBITDA as adjusted	23,554	19,383	57,690	49,858
Loss (gain) on sale of assets	240	945	(3,156)	945
Non-cash stock-based compensation	79	(106)	37	1,043
Depreciation and amortization	10,388	10,949	32,421	32,768

Operating income	12,847	7,595	28,388	15,102
Interest expense	(6,893)	(6,796)	(20,396)	(20,218)
Interest income	161	50	317	79

Income (loss) before income taxes	6,115	849	8,309	(5,037)
Income tax expense	(1,506)	(1,070)	(3,792)	(600)

Income (loss) before equity in net earnings of nonconsolidated affiliates	4,609	(221)	4,517	(5,637)
Equity in net earnings of nonconsolidated affiliates	59	88	17	299

Income (loss) before discontinued operations	4,668	(133)	4,534	(5,338)
Gain on disposal of discontinued operations	521	9,346	521	9,346
Loss from discontinued operations	—	(203)	—	(475)

Net income	$5,189	$9,010	$5,055	$3,533

Consolidated Operations

Net Revenue. Net revenue increased to $70.0 million for the three-month period ended September 30, 2004 from $64.4 million for the three-month period ended September 30, 2003, an increase of $5.6 million. The overall increase came mainly from our television and radio segments, which together accounted for an increase of $5.0 million. The increase from these segments was attributable to increased advertising sold (referred to as “inventory” in our industry) and increased rates for that inventory. The increase in net revenue also came from an increase in net revenue from our outdoor segment, which accounted for $0.6 million of the overall increase.

Net revenue increased to $191.0 million for the nine-month period ended September 30, 2004 from $176.8 million for the nine-month period ended September 30, 2003, an increase of $14.2 million. The overall increase came mainly from our television and radio segments, which together accounted for an increase of $14.1 million. The increase from these segments was attributable to increased inventory sold, increased rates for that inventory and increased revenue due to a full nine-month period of operations of our 2003 acquisitions. The increase in net revenue also came from an increase in net revenue from our outdoor segment, which accounted for $0.1 million of the overall increase.

We currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to continue to increase our rates, resulting in continued increases in net revenue in future periods.

        Direct Operating Expenses. Direct operating expenses increased to $28.8 million for the three-month period ended September 30, 2004 from $27.9 million for the three-month period ended September 30, 2003, an increase of $0.9 million. The overall increase came mainly from our television and radio segments, which together accounted for $0.7 million of the increase. The increase from these segments was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue and an increase in news costs due to the addition or expansion of newscasts in certain markets. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $0.2 million of the overall increase. As a percentage of net revenue, direct operating expenses decreased to 41% for the three-month period ended September 30, 2004 from 43% for the three-month period ended September 30, 2003. Direct operating expenses as a percentage of net revenue decreased because direct operating expense increases were outpaced by increases in net revenue.

Direct operating expenses increased to $83.5 million for the nine-month period ended September 30, 2004 from $79.5 million for the nine-month period ended September 30, 2003, an increase of $4.0 million. The overall increase came mainly from our television and radio segments, which together accounted for $3.2 million of the increase. The increase from these segments was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, an increase in news costs due to the addition or expansion of newscasts in certain markets and a full nine-month period of operations of our 2003 acquisitions. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $0.8 million of the overall increase. As a percentage of net revenue, direct operating expenses decreased to 44% for the nine-month period ended September 30, 2004 from 45% for the nine-month period ended September 30, 2003. Direct operating expenses as a percentage of net revenue decreased because direct operating expense increases were outpaced by increases in net revenue.

We currently anticipate that, as our net revenue increases in future periods, our direct operating expenses correspondingly will continue to increase. However, on a long-term basis, we expect that net revenue increases will continue to outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will continue to decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13.3 million for the three-month period ended September 30, 2004 from $13.0 million for the three-month period ended September 30, 2003, an increase of $0.3 million. The overall increase came entirely from our radio segment. The increase was primarily attributable to an increase in salaries and rent expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 19% for the three-month period ended September 30, 2004 from 20% for the three-month period ended September 30, 2003. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expense increases were outpaced by increases in net revenue.

Selling, general and administrative expenses increased to $37.3 million for the nine-month period ended September 30, 2004 from $37.2 million for the nine-month period ended September 30, 2003, an increase of $0.1 million. Our radio and outdoor segments accounted for an increase of $1.7 million. The increase from these segments was primarily attributable to an increase in salaries, an increase in rent expense, a full nine-month period of operations of our 2003 acquisitions and severance amounts paid to the former president of our outdoor division. The overall increase was offset by a decrease from our television segment of $1.6 million. That decrease was attributable primarily to a one-time recovery of prior year expenses of $1.0 million in accordance with the terms of an amendment to our marketing and sales agreement with Univision and a reduction of losses incurred by our TeleFutura stations under the marketing and sales agreement. As a percentage of net revenue, selling, general and administrative expenses decreased to 20% for the nine-month period ended September 30, 2004 from 21% for the nine-month period ended September 30, 2003. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expense increases were outpaced by increases in net revenue.

On a long-term basis, although we currently anticipate that selling, general and administrative expenses will increase in future periods, we expect that net revenue increases will continue to outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will continue to decrease in future periods.

Corporate Expenses. Corporate expenses increased to $4.4 million for the three-month period ended September 30, 2004 from $4.1 million for the three-month period ended September 30, 2003, an increase of $0.3 million. The increase was attributable to higher legal expenses related to financing the repurchase of our Series A preferred stock, partially offset by lower insurance expenses. As a percentage of net revenue, corporate expenses remained unchanged at 6% for each of the three-month periods ended September 30, 2004 and 2003.

Corporate expenses increased to $12.6 million for the nine-month period ended September 30, 2004 from $10.3 million for the nine-month period ended September 30, 2003, an increase of $2.3 million. The increase was mainly attributable to a $2.0 million reimbursement from Univision during the nine-month period ended September 30, 2003 (offset by $0.5 million of Univision-related expenses in that same period) for legal and other costs associated with the third-party information request that we received in connection with the merger between Univision and Hispanic Broadcasting Corporation. The increase was also attributable to higher legal expenses related to financing the repurchase of our Series A preferred stock, partially offset by lower insurance expenses. As a percentage of net revenue, corporate expenses increased to 7% for the nine-month period ended September 30, 2004 from 6% for the nine-month period ended September 30, 2003. Excluding the prior year Univision reimbursement and related expenses, corporate expenses as a percentage of net revenue remained unchanged at 7% for each of the nine-month periods ended September 30, 2004 and 2003.

We currently anticipate that corporate expenses will continue to increase in future periods, primarily due to higher accounting and other costs associated with our compliance with the Sarbanes-Oxley Act of 2002. Nevertheless, we expect that these increases will be outpaced by net revenue increases such that corporate expenses as a percentage of net revenue will decrease in future periods.

Gain (Loss) on Sale of Assets. Loss on sale of assets was $0.2 million for the three-month period ended September 30, 2004. The loss was primarily due to the sale of the assets of radio station KRVA-AM in the Dallas, Texas market. Gain on sale of assets was $3.2 million for the nine-month period ended September 30, 2004. The gain was primarily due to the sale of the assets of radio stations WRZA-FM, WZCH-FM and WNDZ-AM in the Chicago, Illinois market and KZFO-FM in the Fresno, California market.

Depreciation and Amortization. Depreciation and amortization decreased to $10.4 million for the three-month period ended September 30, 2004 from $10.9 million for the three-month period ended September 30, 2003, a decrease of $0.5 million. The decrease was primarily due to the sale of the assets of radio stations WRZA-FM, WZCH-FM and WNDZ-AM in the Chicago, Illinois market and KZFO-FM in the Fresno, California market. Depreciation and amortization decreased to $32.4 million for the nine-month period ended September 30, 2004 from $32.8 million for the nine-month period ended September 30, 2003, a decrease of $0.4 million. The decrease was primarily due to the sale of the assets of radio stations WRZA-FM, WZCH-FM and WNDZ-AM in the Chicago, Illinois market and KZFO-FM in the Fresno, California market.

Non-Cash Stock-Based Compensation. Non-cash stock-based compensation was $0.1 million for the three-month period ended September 30, 2004 compared to a credit of $0.1 million for the three-month period ended September 30, 2003. Non-cash stock-based compensation decreased to $0 for the nine-month period ended September 30, 2004 from $1.0 million for the nine-month period ended September 30, 2003, a decrease of $1.0 million. Non-cash stock-based compensation consists primarily of compensation expense relating to restricted and unrestricted stock awards granted to our employees during the second quarter of 2000. As of May 2003, all non-cash stock-based compensation expense related to the restricted and unrestricted stock awards made in 2000 has been fully recognized. However, there may continue to be non-cash stock-based compensation costs in the future for any equity instruments that have been or may be granted to non-employees.

Operating Income. As a result of the above factors, operating income increased to $12.8 million for the three-month period ended September 30, 2004 from $7.6 million for the three-month period ended September 30, 2003, an increase of $5.2 million. As a result of the above factors, operating income increased to $28.4 million for the nine-month period ended September 30, 2004 from $15.1 million for the nine-month period ended September 30, 2003, an increase of $13.3 million.

Interest Expense. Interest expense increased to $6.9 million for the three-month period ended September 30, 2004 from $6.8 million for the three-month period ended September 30, 2003, an increase of $0.1 million. The increase was primarily attributable to additional borrowings under our bank credit facility in April 2003 to finance the acquisition of the radio stations we bought from Big City Radio, partially offset by a reduction of indebtedness paid from the proceeds of the disposal of our publishing operations in July 2003, the sale of our radio assets in the Fresno, Chicago and Dallas markets in the first nine months of 2004 and cash flow generated from operations.

Interest expense increased to $20.4 million for the nine-month period ended September 30, 2004 from $20.2 million for the nine-month period ended September 30, 2003, an increase of $0.2 million. The increase was primarily attributable to additional borrowings under our bank credit facility in April 2003 to finance the acquisition of the radio stations we bought from Big City Radio, partially offset by a reduction of indebtedness paid from the proceeds of the disposal of our publishing operations in July 2003, the sale of our radio assets in the Fresno, Chicago and Dallas markets in the first nine months of 2004 and cash flow generated from operations.

Income Tax Expense. Our expected tax rate is approximately 40% of pre-tax income or loss, adjusted for permanent tax differences. The tax expense was greater than the expected 40% of the pre-tax income because of the non-deductible portion of certain items, including non-cash stock-based compensation for financial statement purposes that will not be deductible for tax purposes, state taxes, foreign taxes, the expected disallowance of state net operating loss carryforward amounts and meals and entertainment. We currently have approximately $128 million in net operating loss carryforwards expiring through 2023 that we expect will be utilized prior to their expiration.

Income (Loss) Before Discontinued Operations. As a result of the above factors, income before discontinued operations was $3.2 million for the three-month period ended September 30, 2004 compared to a loss before discontinued operations of $0.1 million for the three-month period ended September 30, 2003. As a result of the above factors, income before discontinued operations was $3.0 million for the nine-month period ended September 30, 2004 compared to a loss before discontinued operations of $5.3 million for the nine-month period ended September 30, 2003.

Gain on Disposal of Discontinued Operations, Net of Tax. In July 2003, we sold substantially all of the assets and certain specified liabilities related to our publishing segment. That sale resulted in a gain on disposal of discontinued operations, net of tax, of $9.3 million for the three-month period ended September 30, 2003. During the third quarter of 2004, we finalized the purchase price adjustment for the sale, which was based on the working capital of the publishing segment as of the closing date. This working capital adjustment resulted in an additional gain on disposal of discontinued operations, net of tax, of $0.5 million for the three-month period ended September 30, 2004.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $36.4 million for the three-month period ended September 30, 2004 from $32.3 million for the three-month period ended September 30, 2003, an increase of $4.1 million. Of the overall increase, $3.6 million was attributable to our Univision stations and $0.5 million was attributable to our other stations. The overall increase was primarily attributable to an increase in both local and national advertising sales due to an increase in rates.

Net revenue in our television segment increased to $100.1 million for the nine-month period ended September 30, 2004 from $90.1 million for the nine-month period ended September 30, 2003, an increase of $10.0 million. Of the overall increase, $8.4 million was attributable to our Univision stations and $1.6 million was attributable to our other stations. The overall increase was primarily attributable to an increase in both local and national advertising sales due to a combination of an increase in rates and inventory sold.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $14.4 million for the three-month period ended September 30, 2004 from $13.1 million for the three-month period ended September 30, 2003, an increase of $1.3 million. The increase was primarily attributable to an increase in national representation fees, commissions and bonuses associated with the increase in net revenue and an increase in news costs due to the addition of newscasts in the Santa Barbara and San Diego markets.

Direct operating expenses in our television segment increased to $41.0 million for the nine-month period ended September 30, 2004 from $37.5 million for the nine-month period ended September 30, 2003, an increase of $3.5 million. The increase was primarily attributable to an increase in national representation fees and commissions associated with the increase in net revenue, an increase in the cost of ratings services and an increase in news costs due to the addition or expansion of newscasts in the San Diego, Santa Barbara and Boston markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $5.8 million for the three-month period ended September 30, 2004 from $5.9 million for the three-month period ended September 30, 2003, a decrease of $0.1 million. The decrease was primarily attributable to a reduction of losses incurred by our TeleFutura stations under our marketing and sales agreement with Univision, which were partially offset by increases in salaries.

Selling, general and administrative expenses in our television segment decreased to $15.8 million for the nine-month period ended September 30, 2004 from $17.4 million for the nine-month period ended September 30, 2003, a decrease of $1.6 million. The decrease was primarily attributable to a one-time recovery of prior year expenses of $1.0 million in accordance with the terms of an amendment to our marketing and sales agreement with Univision. Additionally, the decrease was primarily attributable to a reduction of losses incurred by our TeleFutura stations under the marketing and sales agreement, which were partially offset by increases in salaries.

Radio

Net Revenue. Net revenue in our radio segment increased to $25.3 million for the three-month period ended September 30, 2004 from $24.5 million for the three-month period ended September 30, 2003, an increase of $0.8 million. Excluding the radio stations that we sold in the Chicago and Fresno markets during 2004, revenue would have increased $1.7 million during the same period. The increase was primarily attributable to a combination of an increase in local advertising sales rates and inventory sold, primarily from our Los Angeles market.

Net revenue in our radio segment increased to $68.3 million for the nine-month period ended September 30, 2004 from $64.2 million for the nine-month period ended September 30, 2003, an increase of $4.1 million. Excluding the radio stations that we sold in the Chicago and Fresno markets during 2004, revenue would have increased by $5.6 million during the same period. The increase was primarily attributable to a combination of an increase in local advertising sales rates and inventory sold and increased revenue due to a full nine-month period of operations of our 2003 acquisitions.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $8.9 million for the three-month period ended September 30, 2004 from $9.5 million for the three-month period ended September 30, 2003, a decrease of $0.6 million. Excluding the radio stations that we sold in the Chicago and Fresno markets during 2004, direct operating expenses would have decreased $0.3 million during the same period. The decrease was primarily attributable to a decline in national representation fees due to a contractual decrease in the commission rate.

Direct operating expenses in our radio segment decreased to $26.2 million for the nine-month period ended September 30, 2004 from $26.4 million for the nine-month period ended September 30, 2003, a decrease of $0.2 million. Excluding the radio stations that we sold in the Chicago and Fresno markets during 2004, direct operating expenses would have increased $0.3 million during the same period. The increase was primarily attributable to an increase in commissions and other sales related expenses associated with the increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $6.3 million for the three-month period ended September 30, 2004 from $6.0 million for the three-month period ended September 30, 2003, an increase of $0.3 million. Excluding the radio stations that we sold in the Chicago and Fresno markets during 2004, selling, general and administrative expenses would have increased $0.6 million during the same period. The increase was primarily attributable to an increase in salaries and rent expense.

Selling, general and administrative expenses in our radio segment increased to $17.6 million for the nine-month period ended September 30, 2004 from $16.5 million for the nine-month period ended September 30, 2003, an increase of $1.1 million. Excluding the radio stations that we sold in the Chicago and Fresno markets during 2004, selling, general and administrative expenses would have increased $1.5 million during the same period. The increase was primarily attributable to an increase in salaries and rent expense.

Outdoor

Net Revenue. Net revenue in our outdoor segment increased to $8.3 million for the three-month period ended September 30, 2004 from $7.7 million for the three-month period ended September 30, 2003, an increase of $0.6 million. The increase was attributable to an increase in both local and national advertising sales.

Net revenue in our outdoor segment increased to $22.6 million for the nine-month period ended September 30, 2004 from $22.5 million for the nine-month period ended September 30, 2003, an increase of $0.1 million. The increase was attributable to an increase in local advertising sales, partially offset by a decrease in national advertising sales.

We currently anticipate that net revenue from our outdoor segment will increase moderately in the short term due to increased market demand, which will, in turn, allow us to increase rates for advertising sales on our billboards.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $5.4 million for the three-month period ended September 30, 2004 from $5.3 million for the three-month period ended September 30, 2003, an increase of $0.1 million. The increase was primarily attributable to higher lease rents for our billboard locations.

Direct operating expenses in our outdoor segment increased to $16.3 million for the nine-month period ended September 30, 2004 from $15.5 million for the nine-month period ended September 30, 2003, an increase of $0.8 million. The increase was primarily attributable to higher lease rents for our billboard locations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment were flat at $1.2 million for each of the three-month periods ended September 30, 2004 and 2003.

Selling, general and administrative expenses in our outdoor segment increased to $3.8 million for the nine-month period ended September 30, 2004 from $3.3 million for the nine-month period ended September 30, 2003, an increase of $0.5 million. The increase was primarily attributable to severance amounts paid to the former president of our outdoor division.

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

Recently, we have taken the following actions with respect to matters affecting our liquidity and capital resources:

•	in August 2004, we refinanced our old bank credit facility with a new $400 million senior secured facility; and

•	in two separate transactions during the three-month period ended September 30, 2004, we repurchased all 5,865,102 shares of our Series A mandatorily redeemable convertible preferred stock from TSG Capital Fund III, L.P. for an aggregate of approximately $128 million.

Please see “Bank Credit Facility” and “Repurchase of Series A Mandatorily Redeemable Convertible Preferred Stock” below.

Bank Credit Facility

As we announced on August 25, 2004, we refinanced our former bank credit facility with a new $400 million senior secured facility consisting of a 7 1/2-year $250 million term loan and a 6 1/2-year $150 million revolving facility. The term loan under the new facility has been drawn in full, the proceeds of which were used to refinance outstanding borrowings under our former bank credit facility, to fund the repurchase of the remaining shares of our Series A preferred stock and for general corporate purposes.

The term loan matures in 2012 and is subject to automatic quarterly reductions starting on December 31, 2005. The revolving facility expires in 2011 and is subject to automatic quarterly reductions starting on December 31, 2008. Our ability to make additional borrowings under the bank credit facility is subject to compliance with certain financial ratios and other conditions set forth in the bank credit facility.

Our bank credit facility is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including our special purpose subsidiary formed to hold our Federal Communications Commission, or FCC, licenses.

The term loan bears interest at LIBOR (1.9% at September 30, 2004) plus a margin of 1.75%. The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage. As of September 30, 2004, $250 million was outstanding under our bank credit facility and $147 million was available for future borrowings. We had approximately $3 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings.

Our bank credit facility contains customary events of default. If an event of default occurs and is continuing, we might be required to repay all amounts then outstanding under the bank credit facility. Lenders holding more than 50% of the loans and commitments under the bank credit facility may elect to accelerate the maturity of loans upon the occurrence and during the continuation of an event of default.

Our bank credit facility contains a mandatory prepayment clause, triggered in the event that we liquidate any assets if the proceeds are not utilized to acquire assets of the same type within 540 days, receive insurance or condemnation proceeds which are not fully utilized toward the replacement of such assets within 180 days or have excess cash flow, as defined in our bank credit facility, 100% of which excess cash flow shall be used to reduce our outstanding loan balance.

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

We can draw on our revolving facility without prior approval for working capital needs and for acquisitions having an aggregate maximum consideration of $25 million or less. Acquisitions having an aggregate maximum consideration of greater than $25 million but less than or equal to $100 million are conditioned upon our delivery to the agent bank of a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised revenue projections for the acquired properties. For acquisitions having an aggregate maximum consideration in excess of $100 million, majority lender consent of the bank group is required.

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

Broadcast Cash Flow and EBITDA as Adjusted

Broadcast cash flow (as defined below) increased to $28.0 million for the three-month period ended September 30, 2004 from $23.5 million for the three-month period ended September 30, 2003, an increase of $4.5 million, or 19%. As a percentage of net revenue, broadcast cash flow increased to 40% for the three-month period ended September 30, 2004 from 37% for the three-month period ended September 30, 2003.

Broadcast cash flow increased to $70.3 million for the nine-month period ended September 30, 2004 from $60.1 million for the nine-month period ended September 30, 2003, an increase of $10.2 million, or 17%. As a percentage of net revenue, broadcast cash flow increased to 37% for the nine-month period ended September 30, 2004 from 34% for the nine-month period ended September 30, 2003.

We currently anticipate that broadcast cash flow will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating and selling, general and administrative expenses.

EBITDA as adjusted (as defined below) increased to $23.6 million for the three-month period ended September 30, 2004 from $19.4 million for the three-month period ended September 30, 2003, an increase of $4.2 million, or 22%. As a percentage of net revenue, EBITDA as adjusted increased to 34% for the three-month period ended September 30, 2004 from 30% for the three-month period ended September 30, 2003.

EBITDA as adjusted increased to $57.7 million for the nine-month period ended September 30, 2004 from $49.9 million for the nine-month period ended September 30, 2003, an increase of $7.8 million, or 16%. As a percentage of net revenue, EBITDA as adjusted increased to 30% for the nine-month period ended September 30, 2004 from 28% for the nine-month period ended September 30, 2003.

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

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility, we cannot incur additional indebtedness if the incurrence of such indebtedness would result in our ratio of debt to operating cash flow having exceeded 7.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of indebtedness to each of operating cash flow and consolidated cash flow as of September 30, 2004 and 2003 were 6.5 to 1 and 5.8 to 1, respectively. We entered into our new bank credit facility in August 2004 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. For a reconciliation of each of broadcast cash flow and EBITDA as adjusted to net loss, their most directly comparable GAAP financial measure, please see page 15.

Cash Flow

Net cash flow provided by operating activities increased to $29.6 million for the nine-month period ended September 30, 2004 from $22.5 million for the nine-month period ended September 30, 2003.

Net cash flow provided by investing activities was $13.8 million for the nine-month period ended September 30, 2004 compared to net cash flow used in investing activities of $98.3 million for the nine-month period ended September 30, 2003. During the nine-month period ended September 30, 2004, we received proceeds of $41.5 million from the sale of assets, primarily radio stations WNDZ-AM, WRZA-FM and WZCH-FM in the Chicago, Illinois market and KZFO-FM in the Fresno, California market. We also received a refund of a deposit of $0.5 million, received a return of capital of $0.3 million, spent $17.6 million on the acquisition of all of the outstanding capital stock of Diamond Radio, Inc., the owner and operator of radio station KBMB-FM in the Sacramento, California market, and spent $10.9 million on capital expenditures and acquisition of intangibles.

Net cash flow used in financing activities was $26.4 million for the nine-month period ended September 30, 2004 compared to net cash flow provided by financing activities of $74.9 million for the nine-month period ended September 30, 2003. During the nine-month period ended September 30, 2004, we borrowed $334.3 million and paid $229.1 million under our bank credit facilities. We spent an aggregate of $128.1 million to repurchase all 5,865,102 shares of our Series A mandatorily redeemable convertible preferred stock from TSG Capital Fund III, L.P. We received net proceeds of $0.9 million from the exercise of stock options issued under our 2000 Omnibus Equity Incentive Plan and from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

During the remainder of 2004, we anticipate that our capital expenditures will be approximately $5 million, including approximately $0.3 million in digital television capital expenditures. We anticipate paying for these capital expenditures out of net cash flow from operations.

As part of the transition from analog to digital television, full-service television station owners may be required to stop broadcasting analog signals and to relinquish their analog channels to the FCC by 2006 if the market penetration of digital television receivers reaches certain levels by that time. We currently expect that the cost to complete construction of digital television facilities for our full-service television stations between the remainder of 2004 and 2006 will be approximately $17 million. In addition, we will be required to broadcast both digital and analog signals through this transition period, but we do not expect those incremental costs to be significant. We intend to finance the conversion to digital television out of cash flow from operations. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions.

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

Repurchase of Series A Mandatorily Redeemable Convertible Preferred Stock

As noted above under “Preferred Stock Repurchase” in Note 2 to Consolidated Financial Statements, in two separate transactions during the third quarter of 2004 we repurchased all 5,865,102 shares of our Series A mandatorily redeemable convertible preferred stock from TSG Capital Fund III, L.P. for an aggregate of approximately $128 million. The first 2,542,006 shares were repurchased in July 2004 for $55 million, funded by additional borrowings of $50 million under our then existing bank credit facility and available cash on hand of $5 million. The final 3,323,096 shares were repurchased in September 2004 for approximately $73 million, funded by activating the multiple-draw term loans available under our new bank credit facility, which loans were included in the facility specifically for the purpose of repurchasing the remaining shares of Series A preferred stock. The price of each repurchase reflected a small premium to the liquidation value at the time of such repurchase. Having now consummated the final repurchase, no shares of our Series A preferred stock remain issued and outstanding, and we have retired this series of preferred stock.

Contractual Obligations

We have agreements with certain media research and ratings providers, expiring at various dates through December 2006, to provide television and radio audience measurement services. We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through December 2025.

Our material contractual obligations at September 30, 2004 are as follows (unaudited; in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior subordinated notes	$225,000	$—	$—	$225,000	$—
Bank credit facility and other borrowings	257,512	1,170	7,250	7,092	242,000
Media research and ratings providers (1)	19,891	7,828	12,063	—	—
Operating leases (1)(2)	69,600	9,300	17,300	12,300	30,700

Total contractual obligations	$572,003	$18,298	$36,613	$244,392	$272,700

(1)	The amounts committed for media research and ratings providers and for operating leases are as of December 31, 2003.
(2)	Does not include month-to-month leases.

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

On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. As of September 30, 2004, approximately 328,486 shares had been purchased under the Employee Stock Purchase Plan.

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

Interest Rates

Our loan facility bears interest at a variable rate at LIBOR (1.9% as of September 30, 2004) plus a margin ranging from 1% to 2% based on our leverage. As of September 30, 2004, we had $250 million of variable rate bank debt outstanding. Our bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in the agreement. We have two interest rate swap agreements, each with a notional amount of $82.5 million. The first agreement provides for a LIBOR-based rate floor of 1% and rate ceiling of 6% and terminates on March 31, 2005. The second agreement, which begins after the first agreement expires, provides for a LIBOR-based rate floor of 1.78% and rate ceiling of 7% and terminates on March 31, 2006. Because this portion of our long-term debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. In the event that the LIBOR rate falls below the floor rate, we would still have to pay the floor rate plus the margin based on our leverage at such time. If the LIBOR rate falls below the floor rate during or close to the swap agreement period we would record the fair market value as a liability on the balance sheet and interest expense on the income statement. In the event that the LIBOR rate rises above the ceiling rate, we would only have to pay the ceiling rate plus the applicable margin. The fair market value of the swap would be recorded as an asset on the balance sheet and a reduction of interest expense on the income statement. Due to the short-term nature of these agreements and our current anticipation that the interest rate floor or ceiling will not be reached during the term, the estimated fair value of these agreements is zero as of September 30, 2004.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are attached hereto and filed herewith:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed three Current Reports on Form 8-K with the SEC during the quarter ended September 30, 2004:

(i)	a Current Report on Form 8-K filed on July 6, 2004, announcing our repurchase of 2,542,006 shares of our Series A mandatorily redeemable convertible preferred stock and attaching the related press release.

(ii)	a Current Report on Form 8-K filed on August 6, 2004, attaching the press release announcing our financial results for the three- and six-month periods ended June 30, 2004.

(iii)	a Current Report on Form 8-K filed on August 30, 2004, announcing our entering into of our new bank credit facility and attaching our new credit agreement and the related press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ JOHN F. DELORENZO
John F. DeLorenzo Executive Vice President, Treasurer and Chief Financial Officer

Dated: November 8, 2004