Form 10-K
period 2004-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2005-03-15
CIK 1109116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2004 was approximately $430,268,006 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 9, 2005, there were 59,648,663 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 36,926,600 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders scheduled to be held on May 26, 2005 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our history of operating losses, our substantial indebtedness or our ability to raise capital;

•	provisions of the agreements governing our debt instruments that may restrict the operation of our business;

•	cancellations or reductions of advertising, whether due to a general economic downturn or otherwise;

•	our relationship with Univision Communications Inc., including uncertainties relating to Univision’s obligation to reduce its percentage ownership of our company on or before March 26, 2006 and March 26, 2009;

•	the overall success of our acquisition strategy, which includes developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally; and

•	industry-wide market factors and regulatory and other developments affecting our operations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 29 below.

ITEM 1. BUSINESS

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

Overview

Entravision Communications Corporation and its wholly owned subsidiaries, or Entravision, is a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 75% of all Hispanics in the United States. We own and/or operate 47 primary television stations, a majority of which is located in the southwestern United States, including several key U.S./Mexican border markets. Our television stations consist primarily of affiliates of the two television networks of Univision, serving 20 of the top 50 Hispanic markets in the United States. We are the largest Univision-affiliated television group in the United States. Univision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours.

We own and operate one of the largest groups of Spanish-language radio stations in the United States. We own and operate 54 radio stations in 21 U.S. markets. Our radio stations consist of 41 FM and 13 AM stations located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Our outdoor advertising operations consist of approximately 10,900 advertising faces located primarily in high-density urban areas in Los Angeles and New York.

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

Our net revenue for the year ended December 31, 2004 was approximately $259 million. Of that amount, revenue generated by our television segment accounted for 52%, revenue generated by our radio segment accounted for 36% and revenue generated by our outdoor segment accounted for 12%.

Our primary expenses are employee compensation, including commissions paid to our sales staffs and commissions paid to our national representative firms, as well as expenses for marketing, promotion and selling, technical, local programming, engineering and general and administrative. Our local programming costs for television consist principally of costs related to producing a local newscast in most of our markets.

Until July 3, 2003, we also operated a publishing segment consisting of the Spanish-language newspaper El Diario/la Prensa. On that date, we sold substantially all of the assets and certain specified liabilities related to that segment to CPK NYC, LLC.

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

Univision currently owns approximately 30% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company will not exceed 15% by March 26, 2006 and 10% by March 26, 2009.

Also pursuant to Univision’s agreement with DOJ, in September 2003 Univision exchanged all of its shares of our Class A and Class C common stock that it previously owned for shares of our Series U preferred stock. The Series U preferred stock was mandatorily convertible into common stock when and if we created a new class of common stock that generally had the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference). Our stockholders approved the creation of such a new class of common stock, our Class U common stock, during the second quarter of 2004, and the shares of our Series U preferred stock held by Univision were converted into shares of our Class U common stock in July 2004. Neither the original exchange of Univision’s Class A and Class C common for Series U preferred stock, nor the subsequent conversion of such Series U preferred stock into Class U common stock, changed Univision’s overall equity interest in our company, nor did either have any impact on our existing television station affiliation agreements with Univision.

The Class U common stock has limited voting rights, does not include the right to elect directors and is automatically convertible into shares of our Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision. As the holder of all of our issued and outstanding Class U common stock, Univision currently has the right to approve any merger, consolidation or other business combination involving our company, any dissolution of our company and any assignment of the Federal Communications Commission, or FCC, licenses for any of our Univision-affiliated television stations. For a discussion of various risks related to our relationship with Univision, please see “Risk Factors,” beginning at page 29 below.

The Hispanic Market Opportunity

Our media assets target densely-populated and fast-growing Hispanic markets in the United States. We operate media properties in 12 of the 15 highest-density Hispanic markets in the United States. In addition, among the top 25 Hispanic markets in the United States, we operate media properties in 12 of the 15 fastest-growing markets. We believe that targeting the U.S. Hispanic market will translate into strong revenue growth for the foreseeable future for the following reasons:

Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. According to a July 2003 update from the U.S. Census Bureau, approximately 40 million Hispanics live in the United States, accounting for approximately 14% of the total U.S. population. The overall Hispanic population is growing at approximately seven times the rate of the non-Hispanic population in the United States and is expected to grow to 66.1 million, or 19.5% of the total U.S. population, by 2022. Approximately 54% of the total future growth in the U.S. population through 2022 is expected to come from the Hispanic community.

Spanish-Language Use. Approximately 71% of all Hispanics in the United States speak some Spanish at home. The number of Hispanics that speak some Spanish at home is expected to grow from 29.5 million in 2004 to 43.3 million in 2022. We believe that the strong Spanish-language use among Hispanics indicates that Spanish-language media will continue to be an important source of news, sports and entertainment for Hispanics and an important vehicle for marketing and advertising.

Increasing Hispanic Buying Power. The Hispanic population in the United States is estimated to have accounted for total consumer expenditures of approximately $622 billion in 2004, an increase of 190% since 1990. Hispanics are expected to account for approximately $1 trillion in consumer expenditures by 2010, and by 2022 Hispanics are expected to account for approximately $2.8 trillion in consumer expenditures, or 14% of total U.S. consumer spending. Hispanic buying power is expected to grow at approximately six times the rate of the Hispanic population growth by 2022. We believe that these factors make Hispanics an attractive target audience for many major U.S. advertisers.

Attractive Profile of Hispanic Consumers. We believe that the demographic profile of the Hispanic audience makes it attractive to advertisers. We believe that the larger size and younger age of Hispanic households (averaging 3.5 persons and 26.4 years of age as compared to the non-Hispanic averages of 2.4 persons and 37.9 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 15% more per year than the average U.S. household on food at home, 75% more on children’s clothing, 38% more on footwear and 35% more on laundry and household cleaning products. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

Spanish-Language Advertising. Nearly $3.1 billion of total advertising expenditures in the United States were placed in Spanish-language media in 2004, of which approximately 86% was placed in Spanish-language television and radio advertising. We believe that major advertisers have found that Spanish-language media is a more cost-effective means to target the growing Hispanic audience than English-language media.

Business Strategy

We seek to increase our advertising revenue through the following strategies:

Effectively Use Our Networks and Media Brands. We are the largest Univision television affiliate group for both Univision’s primary network and its TeleFutura network. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represent an approximately 80% share of the U.S. Spanish-language network television prime time audience as of December 2004. Univision makes its networks’ Spanish-language programming available to our television stations 24-hours a day, including a prime time schedule on its primary network of substantially all first-run programming throughout the year.

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

We operate our radio network using two formats designed to appeal to different listener tastes. We format the programming of our network and radio stations in an effort to capture a substantial share of the Hispanic audience in each of our radio markets. In markets where competing stations already offer programming similar to our two network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners.

Invest in Media Research and Sales. We believe that continued use of industry-accepted ratings and surveys will allow us further to increase our advertising rates. We use industry ratings and surveys, including Nielsen Media Research, Arbitron and the Traffic Audit Bureau, to provide a more accurate measure of consumers. We believe that our focused research and sales efforts will enable us to continue to achieve significant revenue and cash flow growth.

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

Emphasize Local Content, Programming and Community Involvement. We believe that local content and service to the community in each of our markets is an important part of building our brand identity within those markets. By combining our local news, local content and quality network programming, we believe that we have a significant competitive advantage. We also believe that our active community involvement, including station remote broadcasting appearances at client events, concerts and tie-ins to major events, helps to build station awareness and identity as well as viewer and listener loyalty.

Take Advantage of Market Cross-Selling and Cross-Promotion. We believe that our uniquely diversified media asset portfolio provides us with a competitive advantage in targeting the Hispanic consumer. In many of our markets, we offer advertisers the ability to reach potential customers through a combination of television, radio and outdoor advertising. Currently, we operate some combination of television, radio and outdoor advertising in 11 markets. Where possible, we also combine our television and radio operations and management to create synergies and achieve cost savings.

Target Other Attractive Hispanic Markets and Fill-In Acquisitions. We believe that our knowledge of, and experience with, the Hispanic marketplace will enable us to continue to identify acquisitions in the television, radio and outdoor advertising markets. Since our inception, we have used our management expertise, programming, local involvement and brand identity to improve our acquired media properties. Please see “Acquisition and Disposition Strategies” below.

Acquisition and Disposition Strategies

Our acquisition strategy focuses on increasing our presence in those markets in which we already compete, as well as expanding our operations into U.S. Hispanic markets where we do not own properties. We target fast-growing and high-density U.S. Hispanic markets. These include many markets in the southwestern United States, including Texas, California and various other markets along the U.S./Mexican border. In addition, we pursue other acquisition opportunities in key strategic markets, or those which otherwise support our long-term growth plans.

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

In the past year, we made several acquisitions in furtherance of the strategy outlined above. These acquisitions demonstrate our continued efforts to target strategic U.S. Hispanic markets and to fill out our existing media clusters with additional quality assets:

•	in September 2004, we acquired all of the outstanding capital stock of Diamond Radio, Inc., the owner and operator of radio station KBMB-FM in the Sacramento, California market for an aggregate of approximately $17.6 million, giving us four FM radio stations in the Sacramento market;

•	in October 2004, in combination with certain of our Mexican affiliates and subsidiaries, we entered into a definitive agreement to acquire all of the outstanding capital stock of the licensee of television station XHRIO-TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to such station, for an aggregate purchase price of $13 million;

•	in February 2005, we acquired television stations KVTF-CA and KTFV-CA in the McAllen, Texas market and television station KETF-CA in the Laredo, Texas market, for an aggregate of approximately $3.8 million, giving us both a Univision affiliate and a TeleFutura affiliate in each of those markets, as well as four FM radio stations in the McAllen market; and

•	also in February 2005, we acquired radio station KAIQ-FM in the Lubbock, Texas market for approximately $1.7 million, giving us one FM and one AM radio station in the Lubbock market in addition to our Univision affiliate.

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

•	in February 2004, we sold the assets of radio station KZFO-FM in the Fresno, California market to Univision for approximately $8 million;

•	in May 2004, we sold the assets of radio stations WNDZ-AM, WRZA-FM and WZCH-FM in the Chicago, Illinois market for an aggregate of approximately $28.8 million; and

•	in August 2004, we sold radio station KRVA-AM in the Dallas, Texas market for approximately $3.5 million.

We have a history of net losses that may impact, among other things, our ability to implement our growth strategies. Although we had a net profit for the years ended December 31, 2004 and 2003, we had a net loss of approximately $10.6 million for the year ended December 31, 2002. Please see “Risk Factors,” beginning at page 29.

Television

Overview

We own and/or operate Univision-affiliated television stations in 20 of the top 50 Hispanic markets in the United States. Our television operations are the largest affiliate group of the Univision networks. Univision’s primary network is the leading Spanish-language network in the United States, reaching 98% of all Hispanic households. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represent an approximately 80% share of the U.S. Spanish-language network television prime time audience as of December 2004. We operate both Univision and TeleFutura affiliates in 18 of our 23 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24-hours a day. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

Television Programming

Univision Primary Network Programming. Univision directs its programming primarily toward a young, family-oriented audience. It begins daily with Despierta America and another talk show, Monday through Friday, followed by novelas. In the late afternoon and early evening, Univision offers an entertainment magazine, a news magazine and national news, in addition to local news produced by our television stations. During prime time, Univision airs novelas, variety shows, a talk show, comedies, news magazines and reality shows, as well as specials. Prime time is followed by late news and a late night comedy show. Overnight programming consists primarily of repeats of programming aired previously on the network. Weekend daytime programming begins with children’s programming, followed by sports, reality, teen lifestyle shows and movies.

Approximately eight to ten hours of programming per weekday, including a substantial portion of weekday prime time, are currently programmed with novelas supplied primarily by Grupo Televisa, S.A. de C.V., or Televisa, and Corporacion Venezolana de Television, C.A., or Venevision. Although novelas have been compared to daytime soap operas on ABC, NBC or CBS, the differences are significant. Novelas, originally developed as serialized books, have a beginning, middle and end, generally run five days per week and conclude four to eight months after they begin. Novelas also have a much broader audience appeal than soap operas, delivering audiences that contain large numbers of men, children and teens, in addition to women.

TeleFutura Network Programming. Univision’s other 24-hour general-interest Spanish-language broadcast network, TeleFutura, is programmed to meet the diverse preferences of the multi-faceted U.S. Hispanic community. TeleFutura’s programming includes sports (including boxing, soccer and a nightly wrap-up at 11 p.m. similar to ESPN’s programming), movies (including a mix of English-language movies translated into Spanish) and novelas not run on Univision’s primary network, as well as reruns of popular novelas broadcast on Univision’s primary network. TeleFutura offers U.S. Hispanics an alternative to traditional Spanish-language broadcast networks and targets younger U.S. Hispanics who currently watch both English-language and Spanish-language programming.

Entravision Local Programming. We believe that our local news brands our stations in our television markets. We shape our local news to relate to and inform our target audiences. In ten of our television markets, our local news is ranked first or second regardless of language in its designated time slot among viewers 18-34 years of age. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets. In several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

Network Affiliation Agreements. Substantially all of our television stations are Univision- or TeleFutura-affiliated television stations. Our network affiliation agreements with Univision provide certain of our stations with the exclusive right to broadcast Univision’s primary network and TeleFutura programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under the affiliation agreements, we generally retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, and approximately four and a half minutes per hour of the available advertising time on the TeleFutura network. Those allocations are subject to adjustment from time to time by Univision.

Our network affiliation agreement with the United Paramount Network, or UPN, gives us the right to provide UPN network programming for a ten-year period expiring in October 2009 on XUPN-TV serving the Tecate/San Diego market. A related participation agreement grants UPN a 20% interest in the appreciation of XUPN-TV above $35 million upon certain liquidity events as defined in the agreement.

XHAS-TV broadcasts Telemundo Network Group LLC, or Telemundo, network programming serving the Tijuana/San Diego market pursuant to a network affiliation agreement. Our network affiliation agreement with Telemundo gives us the right to provide Telemundo network programming on XHAS-TV for a six-year period expiring in July 2007. The affiliation agreement grants Telemundo a 20% interest in the appreciation of XHAS-TV above $31 million, plus capital expenditures and certain other adjustments, upon certain liquidity events as defined in the agreement. We also granted Telemundo an option to purchase our ownership interest in KTCD-LP at a purchase price equal to our cost for such interest.

We cannot guarantee that our current network affiliation agreements will be renewed in the future under their current terms or at all.

Marketing Agreements. Our marketing and sales agreement with Univision gives us the right through 2021 to manage the marketing and sales operations of Univision-owned TeleFutura affiliates in six markets—Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.—where we currently own and operate a Univision affiliate.

Our joint marketing and programming agreement with Televisa and certain of its affiliates gives us the right through December 2005 to manage the programming, advertising, sales and certain operational functions of XETV-TV, Channel 6, the Fox network affiliate serving the Tijuana/San Diego market.

Long-Term Time Brokerage Agreements. We operate both XUPN-TV, Channel 49, the UPN network affiliate serving the Tecate/San Diego market, and XHAS-TV, Channel 33, the Telemundo network affiliate serving the Tijuana/San Diego market, under long-term time brokerage agreements. Under those agreements, in combination with certain of our Mexican affiliates and subsidiaries, we provide the programming and related services available on these stations, but the stations retain absolute control of the content and other broadcast issues. These long-term time brokerage agreements expire in 2008 and 2030, respectively, and each provides for automatic, perpetual 30-year renewals unless both parties consent to termination. Each of these agreements provides for substantial financial penalties should the other party attempt to terminate prior to its expiration without our consent, and they do not limit the availability of specific performance as a remedy for any such attempted early termination.

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel(1)	Programming
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	312,300	256,840	82.2%	KNVO-TV, Channel 48 KVTF-CA, Channel 20 (2) KTFV-CA, Channel 35 (2)	Univision TeleFutura TeleFutura
Albuquerque-Santa Fe, New Mexico	11	649,680	222,670	34.3%	KLUZ-TV, Channel 41 KTFQ-TV, Channel 14 (3) KTFA-LP, Channel 48	Univision TeleFutura Home Shopping Network
San Diego, California	13	1,025,730	215,980	21.1%	KBNT-CA, Channel 17 (2) KHAX-LP, Channel 49 KDTF-LP, Channel 36 KTCD-LP, Channel 46	Univision Univision TeleFutura Telemundo
El Paso, Texas	14	288,440	207,260	71.9%	KINT-TV, Channel 26 KTFN-TV, Channel 65	Univision TeleFutura
Denver-Boulder, Colorado	16	1,401,760	194,300	13.9%	KCEC-TV, Channel 50 K43FN, Channel 43 KTFD-TV, Channel 14 (3) KDVT-LP, Channel 36	Univision Univision TeleFutura TeleFutura
Washington, D.C.	17	2,241,610	148,390	6.6%	WMDO-CA, Channel 47 (2) WFDC-TV, Channel 14 (3) WJAL-TV, Channel 68	Univision TeleFutura English-Language
Orlando-Daytona Beach-Melbourne, Florida	19	1,303,150	142,830	11.0%	WVEN-TV, Channel 26 WVCI-LP, Channel 16 W46DB, Channel 46 WOTF-TV, Channel 43 (3)	Univision Univision Univision TeleFutura
Tampa-St. Petersburg (Sarasota), Florida	20	1,671,040	137,750	8.2%	WVEA-TV, Channel 62 WFTT-TV, Channel 50 (3) WVEA-LP, Channel 46	Univision TeleFutura Home Shopping Network
Boston, Massachusetts	22	2,391,840	115,250	4.8%	WUNI-TV, Channel 27 WUTF-TV, Channel 66 (3)	Univision TeleFutura
Las Vegas, Nevada	25	614,150	107,330	17.5%	KINC-TV, Channel 15 KNTL-LP, Channel 47 KWWB-LP, Channel 45 KELV-LP, Channel 27	Univision Univision Univision TeleFutura
Corpus Christi, Texas	26	193,290	100,960	52.2%	KORO-TV, Channel 28 KCRP-CA, Channel 41 (2)	Univision TeleFutura
Hartford-New Haven, Connecticut	28	1,017,530	72,580	7.1%	WUVN-TV, Channel 18 WUTH-CA, Channel 47 (2)	Univision TeleFutura
Monterey-Salinas-Santa Cruz, California	32	218,450	62,020	28.4%	KSMS-TV, Channel 67 KDJT-CA, Channel 33 (2)	Univision TeleFutura
Laredo, Texas	34	62,720	58,130	92.7%	KLDO-TV, Channel 27 KETF-CA, Channel 25 (2)	Univision TeleFutura
Yuma, Arizona-El Centro, California	35	99,490	52,680	53.0%	KVYE-TV, Channel 7 KAJB-TV, Channel 54 (3)	Univision TeleFutura
Colorado Springs-Pueblo, Colorado	36	313,170	47,640	15.2%	KGHB-CA, Channel 27 (2)	Univision
Odessa-Midland, Texas	37	135,450	47,550	35.1%	KUPB-TV, Channel 18	Univision
Palm Springs, California	41	135,190	44,250	32.7%	KVER-CA, Channel 4 (2) KVES-LP, Channel 28 KEVC-CA, Channel 5 (2)	Univision Univision TeleFutura
Lubbock, Texas	43	152,620	43,350	28.4%	KBZO-LP, Channel 51	Univision
Santa Barbara-Santa Maria- San Luis Obispo, California	44	224,710	43,210	19.2%	KPMR-TV, Channel 38 K10OG, Channel 10 K17GD, Channel 17 K28FK, Channel 28 K35ER, Channel 35 KTSB-LP, Channel 43	Univision TeleFutura TeleFutura TeleFutura TeleFutura TeleFutura
Reno, Nevada	55	246,700	27,150	11.0%	KNVV-LP, Channel 41 KNCV-LP, Channel 48	Univision Univision
Springfield-Holyoke, Massachusetts	58	267,500	26,160	9.8%	WHTX-LP, Channel 43	Univision
San Angelo, Texas	78	53,530	14,820	27.7%	KEUS-LP, Channel 31 KANG-CA, Channel 41 (2)	Univision TeleFutura
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XUPN-TV, Channel 49 (4)	UPN
Tijuana, Mexico (San Diego)	—	—	—	—	XHAS-TV, Channel 33 (4) XETV-TV, Channel 6 (3)	Telemundo Fox

(footnotes on next page)

(footnotes from preceding page)

Source: Nielsen Media Research 2005 universe estimates.

(1)	With the exception of KUPB-TV, Odessa-Midland, Texas, the FCC has granted to each of our owned full-service analog television stations a paired channel to deliver our programming on a digital basis. These paired channel authorizations will remain in place until such time as we are required to operate solely on a digital basis. With the exception of WJAL-TV, Hagerstown, Maryland, we are currently broadcasting on all of the paired digital stations pursuant to FCC authorizations that allow us to do so using facilities at lower power levels than our FCC permits otherwise call for. We expect to commence digital operations in Hagerstown on or before August 4, 2005, unless the FCC permits a later commencement date.
(2)	“CA” in call letters indicates station is under Class A television service.
(3)	We run the sales and marketing operations of this station under a marketing and sales arrangement.
(4)	We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.

Television Advertising

Substantially all of the revenue from our television operations is derived from local and national advertising and, in two markets, network compensation.

Local. Local advertising revenue is generated from commercial airtime and is sold directly by the station to an in-market advertiser or its agency. In 2004, local advertising accounted for approximately 50% of our total television revenue.

National. National advertising revenue represents commercial time sold to a national advertiser within a specific market by Univision, our national representative firm. For these sales, Univision is paid a 15% commission on the net revenue from each sale (gross revenue less agency commission). We target the largest national Spanish-language advertisers that collectively purchase the greatest share of national advertisements through Univision. The Univision representative works closely with each station’s national sales manager. This has enabled us to secure major national advertisers, including Ford Motor Company, General Motors, Nissan, Verizon, Dodge, SBC, Jack in the Box, McDonald’s, Wal-Mart, Toyota and Bank of America. We also added significant new national advertising accounts in 2004, including Ashley Furniture, Circuit City, the National Pork Board, Long’s Drugs and Loreal. We have a similar national advertising representative arrangement with Telemundo. XUPN/XETV are represented by Blair Television Inc. In 2004, national advertising accounted for approximately 49% of our total television revenue.

Network. Network compensation represents compensation for broadcasting network programming in two television markets. In 2004, network advertising accounted for approximately 1% of our total television revenue.

Television Marketing/Audience Research

We derive our revenue primarily from selling advertising time. The relative advertising rates charged by competing stations within a market depend primarily on five factors:

•	the station’s ratings (households or people viewing its programs as a percentage of total television households or people in the viewing area);

•	audience share (households or people viewing its programs as a percentage of households or people actually watching television at a specific time);

•	the time of day the advertising will run;

•	the demographic qualities of a program’s viewers (primarily age and gender); and

•	competitive conditions in the station’s market, including the availability of other advertising media.

Nielsen ratings provide advertisers with the industry-accepted measure of television viewing. Nielsen offers a general market service measuring all television household viewing, as well as a separate service to specifically measure Hispanic household viewing. In recent years, Nielsen has modified the methodology of its general market service in an effort to more accurately measure Hispanic viewing by using language spoken in the home in its metered market sample. Nielsen has also added weighting by language as part of its metered market methodology. Of the metered markets in which we operate, to date only Albuquerque, Denver and San Diego have qualified for this weighting, although we believe that others may qualify in future years. We believe that this new methodology ultimately will result in ratings gains for us in those markets, allowing us further to increase our advertising rates and narrow any disparities that have historically existed between English-language and Spanish-language advertising rates. We have made significant investments in experienced sales managers and account executives and have provided our sales professionals with research tools to continue to attract major advertisers.

The Nielsen rating services that we use are described below:

•	Nielsen Hispanic Station Index. This service measures Hispanic household viewing information at the local market level. Each sample also reflects the varying levels of language usage by Hispanics in each market in order to reflect more accurately the Hispanic household population in the relevant market. Nielsen Hispanic Station Index only measures the audience viewing of Hispanic households, that is, households where the head of the household is of Hispanic descent or origin. Although this offers improvements over previous measurement indices, we believe that it still under-reports the number of viewers watching our programming because we have viewers who do not live in Hispanic households.

•	Nielsen Station Index. This service measures local station viewing of all households in a specific market. This ratings service, however, is not language-stratified and we believe that it generally under-represents Spanish-speaking households. As a result, we believe that this typically under-reports viewing of Spanish-language television. Despite this limitation, the Nielsen Station Index demonstrates that many of our full-power broadcast stations achieve total market ratings that are fully comparable with their English-language counterparts, with nine of our full-power television stations ranking either first or second in their respective markets in prime time among viewers 18-34 years of age.

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

We believe that our primary competitive advantage is the quality of the programming we receive through our affiliation with Univision. Over the past five years, Univision’s programming has consistently ranked first in prime time television among all U.S. Hispanic adults. In addition, Univision’s primary network and the TeleFutura Network together have maintained superior audience ratings among all U.S. Hispanic households when compared to both Spanish-language and English-language broadcast networks, as shown by the historical Nielsen ratings below:

Network	1999-2000	2000-2001	2001-2002	2002-2003	2003-2004
Univision	20.4	19.6	19.4	18.1	17.1
TeleFutura	—	—	2.0	2.9	3.4
ABC	5.1	4.2	3.5	3.6	3.2
CBS	3.4	3.4	3.0	2.9	1.1
NBC	4.7	4.0	3.9	3.4	3.5
Fox	5.2	5.3	4.6	4.7	4.6
Telemundo	4.0	4.9	5.3	4.4	5.4

Source: Nielsen Hispanic Television Index (NHTI) (full broadcast seasons)

Because of the strength of the programming supplied to us by Univision, each of our stations broadcasting Univision’s primary network is ranked number one in its market among Hispanic adults.

NBC-owned Telemundo is the second-largest Spanish-language television network in the United States. As of December 31, 2004, Telemundo had total coverage reaching approximately 92% of all Hispanic households in its markets.

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

Radio

Overview

We own and operate 54 radio stations, 53 of which are located in the top 50 Hispanic markets in the United States. Our radio stations broadcast into markets with an aggregate of approximately 48% of the Hispanic population in the United States. Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with independent programming.

Radio Programming

Radio Network. We broadcast into markets with an aggregate of approximately 18 million U.S. Hispanics. Our radio network broadcasts into 16 of the 21 markets that we serve. Our network allows advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner and at a cost that is generally lower than our English-language counterparts. During the first quarter of 2004, we completed the move of our radio network facility from the San Jose, California area to Los Angeles, the nation’s largest Hispanic market.

Although our network has a broad geographic reach, technology allows our stations to offer the necessary local feel and to be responsive to local clients and community needs. Designated time slots are used for local advertising, news, traffic, weather, promotions and community events. The audience gets the benefit of a national radio sound along with local content. To further enhance this effect, our on-air personalities frequently travel to participate in local promotional events. For example, in selected key markets our on-air personalities appear at special events and client locations. We promote these events as “remotes” to bond the national personalities to local listeners. Furthermore, all of our stations can disconnect from the networks and operate independently in the case of a local emergency or a problem with our central satellite transmission.

Radio Formats. Our radio network produces two music formats that are simultaneously distributed via satellite with a digital CD-quality sound to our stations. These two formats each appeal to different listener preferences:

•	Super Estrella is a music-driven, pop and alternative Spanish-rock format, targeting primarily Hispanic listeners 18-34 years of age; and

•	Radio Tricolor is a personality-driven format which now includes Renan Alemendarez Coello’s “El Cucuy De La Mañana” and Mexican country-style music, targeting primarily male Hispanic listeners 18-49 years of age.

In addition, in markets where competing stations already offer programming similar to our two primary network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners, including the following:

•	in the Los Angeles, Dallas-Ft. Worth and San Francisco markets, we offer a Cumbia format—a country-style Mexican/Central American dance music performed by groups—targeting primarily male Hispanic listeners 18-34 years of age;

•	also in the Los Angeles market, we program Alternative Gold, an English-language alternative rock format targeting primarily male listeners 25-54 years of age;

•	in the Dallas-Ft. Worth market, we program an English-language rhythmic contemporary hits format that targets English-dominant Hispanic listeners primarily 18-34 years of age;

•	in the McAllen, Texas market, our bilingual Tejano format—a musical blend from the northern Mexican border states with influences from Texan country music—targets primarily Hispanic listeners 18-34 years of age;

•	also in the McAllen market, we program two English-language formats, a traditional rock-oriented format that targets primarily males 18-49 years of age and a 1980s and 1990s hit-based adult contemporary format targeting primarily adults 25-54 years of age;

•	in the Sacramento market, we offer two English-language formats, a hip hop format targeting primarily adults 18-34 years of age and an oldies format targeting primarily listeners 25 years of age and older; and

•	on five of our AM stations and one of our FM stations in a total of five different markets—Phoenix, Albuquerque-Santa Fe, Stockton-Modesto, El Paso and Denver—we program a Spanish-language talk format which is provided to us by a third party pursuant to a network affiliation agreement.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	Cumbia Alternative Rock (English) (1)(2) Alternative Rock (English) (1)(2) Super Estrella (1) Super Estrella (1) Super Estrella (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (3)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	Time Brokered (3)
Dallas-Ft. Worth, Texas	6	KTCY-FM KZMP-FM KZZA-FM	101.7 104.9 106.7	MHz MHz MHz	Super Estrella Cumbia Rhythmic Contemporary Hits (English)
		KZMP-AM	1540	kHz	Time Brokered (3)
San Francisco-San Jose, California	8	KBRG-FM KLOK-AM	100.3 1170	MHz kHz	Radio Romantica Cumbia
Phoenix, Arizona	9	KLNZ-FM KDVA-FM KVVA-FM KMIA-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	Radio Tricolor Super Estrella (1) Super Estrella (1) Spanish Talk
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Tejano Latin Adult Contemporary Adult Contemporary (English)
Albuquerque-Santa Fe, New Mexico	11	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	Super Estrella Spanish Talk
Sacramento, California Stockton, California Modesto, California	12	KRCX-FM KCCL-FM KBMB-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	Radio Tricolor Oldies (English) Hip Hop (English) Super Estrella Radio Tricolor Spanish Talk Super Estrella Spanish Talk
El Paso, Texas	14	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1150 1650	MHz MHz MHz kHz kHz	Oldies (English) Mexican Regional Super Estrella Spanish Talk Alternative Rock (English)
Denver-Boulder, Colorado Aspen, Colorado	16	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	Super Estrella Radio Tricolor Spanish Talk Radio Tricolor
Tucson, Arizona	24	KZLZ-FM	105.3	MHz	Radio Tricolor
Las Vegas, Nevada	25	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	Super Estrella Radio Tricolor
Monterey-Salinas-Santa Cruz, California	32	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	Radio Tricolor Super Estrella (1) Super Estrella (1)
Yuma, Arizona-El Centro, California	35	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	Super Estrella Radio Tricolor Country (English)
Palm Springs, California	41	KLOB-FM	94.7	MHz	Super Estrella
Lubbock, Texas	43	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	Super Estrella Radio Tricolor
Reno, Nevada	55	KRNV-FM	102.1	MHz	Radio Tricolor

Market rank source: Nielsen Media Research 2005 universe estimates.

(footnotes on next page)

(footnotes	from preceding page)
(1)	Simulcast station.
(2)	Operated pursuant to a joint sales agreement under which we grant to a third party the right to sell advertising time on the station but we retain control over the station’s operations and programming. This arrangement will terminate effective April 1, 2005.
(3)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Radio Advertising

Substantially all of the revenue from our radio operations is derived from local, national and network advertising.

Local. This form of revenue refers to advertising usually purchased by a local client or agency directly from the station’s sales force. In 2004, local radio revenue accounted for approximately 75% of our total radio revenue.

National. This form of revenue refers to advertising purchased by a national client targeting a specific market. Usually this business is placed by a national advertising agency or media buying services and ordered through one of the offices of our national sales representative, Lotus/Entravision Reps LLC. Lotus/Entravision is a joint venture we entered into in August 2001 with Lotus Hispanic Reps Corp. The national accounts are handled locally by the station’s general sales manager and/or national sales manager. In 2004, national radio advertising accounted for approximately 24% of our total radio revenue.

Network. This form of revenue refers to advertising that is placed on one or all of our network formats. This business is placed as a single order and is broadcast from our network’s central location in Los Angeles, California. Network advertising can be placed by a local account executive that has a client in its market that wants national exposure. Network inventory can also be sold by corporate executives and/or by our national representative. In 2004, network radio revenue accounted for approximately 1% of our total radio revenue.

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

Historically, advertising rates for Spanish-language radio stations have been lower than those of English-language stations with similar audience levels. We believe that we will continue to be able to increase our rates as new and existing advertisers recognize the growing desirability of targeting the Hispanic population in the United States. We also believe that having multiple stations in a market enables us to provide listeners with alternatives, to secure a higher overall percentage of a market’s available advertising dollars and to obtain greater percentages of individual customers’ advertising budgets.

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

Radio Competition

Radio broadcasting is a highly competitive business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to increase our market share of overall radio advertising revenue and the economic health of the market. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast and cable television, magazines, billboard advertising, transit advertising, satellite-delivered radio services and direct mail advertising. In addition, in certain markets we operate television stations that indirectly compete for local and national advertising revenue with our radio business. Our primary competitors in our markets in Spanish-language radio are Univision (which merged with Hispanic Broadcasting Corporation in September 2003), Clear Channel Communications Inc. and Spanish Broadcasting System, Inc. Several of the companies with which we compete are large national or regional companies that have significantly greater resources and longer operating histories than we do.

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

The radio industry is subject to competition from new media technologies that are being developed or introduced, such as:

•	audio programming by cable television systems, broadcast satellite-delivered radio services, cellular telephones, Internet content providers and other digital audio broadcast formats and playback mechanisms;

•	satellite-delivered digital audio services with CD-quality sound—with both commercial-free and lower commercial load channels—which have expanded their subscriber base and recently have introduced dedicated Spanish-language channels (for example, XM Satellite Radio now provides five Spanish-language channels, all commercial-free, and Sirius Satellite Radio provides three Spanish-language channels); and

•	In-Band On-Channel™ digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services.

While ultimately we believe that none of these new technologies can replace local broadcast radio stations, the challenges from new technologies will continue to require attention from management.

Outdoor

Our outdoor advertising operations complement our television and radio businesses and allow for cross-promotional opportunities with our radio business. Because of its repetitive impact and relatively low cost, outdoor advertising attracts both national and local advertisers. We offer the ability to target specific demographic groups on a cost-effective basis as compared to other advertising media. In addition, we provide businesses with advertising opportunities in locations near their stores or outlets.

Our outdoor portfolio complements our broadcast operations by providing local advertisers with significant coverage of the Los Angeles, New York and Fresno markets. Our outdoor advertising strategy is designed to complement our existing television and radio businesses by allowing us to capitalize on our Hispanic market expertise. The primary components of our strategy are to maximize the strengths of our inventory, continue to focus on ethnic communities and increase market penetration.

Outdoor Advertising Markets

We own and/or operate approximately 10,900 outdoor advertising faces located primarily in high-density urban areas in Los Angeles and New York, the two largest Hispanic markets in the United States. We also maintain the exclusive rights to market advertising on public buses in Fresno, California. We believe that our outdoor advertising appeals to both large and small businesses.

Los Angeles. The greater Los Angeles market has a population of approximately 16.3 million, of which 6.8 million, or 42%, is Hispanic. As such, Los Angeles ranks as the largest Hispanic advertising market in the United States. We believe that we own all of the 8-sheet advertising faces in Los Angeles. Substantially all of our billboard inventory in Los Angeles is located in neighborhoods where Hispanics represent a significant percentage of the local population. We believe that this coverage of the Hispanic population will continue to increase as the Hispanic community continues to grow. The Los Angeles metropolitan area has an extensive network of freeways and surface streets where the average commuter spends approximately 84 minutes per day in the car.

New York. The greater New York City area has a population of approximately 19.6 million, of which approximately 3.9 million, or 20%, is Hispanic. As such, New York ranks as the second largest Hispanic advertising market in the United States. We believe that we own substantially all of the 8-sheet and 30-sheet outdoor advertising faces in New York. We also own bulletins and larger outdoor faces in Times Square and along major highways and thoroughfares in New York’s boroughs.

Outdoor Advertising Inventory

Our inventory consists of the following types of advertising faces that are typically located on sites for which we have leases or permanent easements:

Inventory Type	Los Angeles	New York	Fresno
8-sheet posters	5,733	3,212	193
30-sheet posters	—	1,070	—
City-Lights	251	—	—
Wall-Scapes	—	151	—
Bulletins	14	153	—
Transit Vehicles	—	—	107

Total	5,998	4,586	300

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

City-Lights is a product that our predecessor created in 1998 to serve national advertisers with a new advertising format visible during both the day and night. The format is typically used by national fashion, entertainment and consumer products companies desiring to target consumers within proximity of local malls or retail outlets. A City-Lights structure is approximately seven feet wide by 10 feet high, set vertically on a single pole structure. The advertisement is usually housed in an illuminated glass casing for greater visibility at night and is sold to advertisers for periods of four weeks.

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

Transit Advertising is our newest form of outdoor advertising inventory and consists of advertising panels placed directly on public buses. We market this type of advertising product only in Fresno, California, where we maintain exclusive rights through a franchise agreement to sell advertising space on nearly all of Fresno’s public buses until December 31, 2005.

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

In each of our markets, we employ salespeople who sell both local and national advertising. Our 2004 outdoor advertising revenue mix consisted of approximately 69% national advertisers and 31% local advertisers. We believe that our local sales force is crucial to maintaining relationships with key advertisers and agencies and identifying new advertisers.

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

Employees

As of December 31, 2004, we had approximately 1,102 full-time employees, including 678 full-time employees in television, 351 full-time employees in radio and 73 full-time employees in outdoor advertising. As of December 31, 2004, five of our full-time television employees and seven of our full-time outdoor employees were represented by labor unions that have entered into collective bargaining agreements with us. We believe that our relations with those unions and with our employees generally are good.

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

Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. Such matters may include:

•	changes to the license authorization process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	proposals to change rules relating to political broadcasting including proposals to grant free airtime to candidates;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals dealing with the broadcast of profane, indecent or obscene language and the consequences to a broadcaster for permitting such speech;

•	technical and frequency allocation matters;

•	the implementation of digital television and radio broadcasting rules on both satellite and terrestrial bases;

•	the implementation of rules governing the carriage of local analog and/or digital television signals by direct broadcast satellite services and cable television systems;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution rules; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

If as a result of an evidentiary hearing the FCC determines that the licensee has failed to meet the requirements for renewal and that no mitigating factors justify the imposition of a lesser sanction, the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our stations’ licenses could have a material adverse effect on our business.

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

A time brokerage agreement with another television or radio station in the same market creates an attributable interest in the brokered television or radio station as well for purposes of the FCC’s local television or radio station ownership rules, if the agreement affects more than 15% of the brokered television or radio station’s weekly broadcast hours. Likewise, a joint sales agreement involving radio stations creates a similar attributable interest for the broadcast station that is undertaking the sales function.

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

On June 2, 2003, the FCC concluded a nearly two-year review of its media ownership rules. The FCC revised its national ownership policy, modified television and cross-ownership restrictions in a given market, and changed its methodology for defining radio markets. A number of parties appealed the FCC’s June 2, 2003 decision. The United States Court of Appeals for the Third Circuit, in a decision reached on June 24, 2004, upheld certain of the Commission’s actions while remanding others for further review by the FCC. In taking that action, the Court stayed the effectiveness of all of the FCC’s actions but, in a subsequent decision, the Court permitted the FCC to implement the local radio multiple ownership rule changes that the Court had upheld. Certain of the petitioners in the case, but not the FCC or the U.S. Department of Justice, have requested that the

Supreme Court review the action of the Court. Accordingly, the ultimate impact of changes in the FCC’s restrictions on how many stations a party may own, operate and/or control and on our future acquisitions and competition from other companies is difficult to predict at this time.

The new rules that have gone into effect amend the FCC’s methodology for defining a radio market for the purpose of ownership caps. The FCC replaced its signal contour method of defining local radio markets in favor of a geographic market assigned by Arbitron, the private audience measurement service for radio broadcasters. For non-Arbitron markets, the FCC is conducting a rulemaking in order to define markets in a manner comparable to Arbitron’s method. In the interim, the FCC will apply a “modified contour approach,” to non-Arbitron markets. This modified approach will exclude any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area.

With regard to television service, the FCC’s proposed rules, which remain stayed, state:

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

With regard to the national television ownership limit, the FCC increased the national television ownership limit to 45% from 35%. Congress subsequently enacted legislation that reduced the nationwide cap to 39%. Accordingly, a company can now own television stations collectively reaching up to a 39% share of U.S. television households. Limits on ownership of multiple local television stations still apply, even if the 39% limit is not reached on a national level.

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

With regard to cross-ownership caps, radio-television cross-ownership rules would have been significantly relaxed if the June 2003 rules were permitted to go into effect. Under that decision, no cross-ownership is permitted in markets with three or fewer television stations. A waiver may be available if it can be shown that the television station does not serve the area served by the cross-owned radio station. In markets with between four and eight television stations, combinations are limited to one of the following:

•	a daily newspaper, one television station and up to half of the radio station limit for that market;

•	a daily newspaper and up to the entire radio station limit for that market; and

•	two television stations (subject to the local television ownership rule) and up to the entire radio station limit for that market.

For markets with nine or more television stations, the radio-television cross-ownership ban would be completely rescinded.

The future of the FCC’s new rules is made uncertain not only by the Third Circuit’s decision but also by the response of Congress to the FCC’s relaxation of existing ownership limits. As discussed above, Congress has already modified the nationwide television ownership cap and has considered legislation that would roll back the FCC’s proposed changes. Congress is expected to engage in a review of the communications laws in 2005 and could decide to make further substantive changes to the broadcast ownership rules.

The Communications Act requires broadcasters to serve the “public interest.” The FCC has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a broadcast station’s community of license. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from the public about a broadcast station’s programming when it evaluates the licensee’s renewal application, but complaints also may be filed and considered at any time. Stations also must follow various FCC rules that regulate, among other things, political broadcasting, the broadcast of profane, obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operations.

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

Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As our stations begin broadcasting digital signals, the cable systems that carry our stations’ analog signals will not be required to carry such digital signal until we discontinue our analog broadcasting. The FCC has considered rules to govern the obligations of cable systems to carry local stations’ signals during and following the transition from analog to digital television broadcasting. It has decided that there will be no “dual carriage” requirement obligating cable systems to carry a broadcaster’s paired analog and digital channels. It has also decided that that cable systems will be required to carry only one channel of digital signal from each of our stations, despite the fact that operating in the digital mode we will be able to broadcast multiple digital services. While adoption of a multicast must-carry requirement might have enabled us to take advantage of this new technology with the guarantee that our multiple programming efforts would be entitled to cable carriage, such a requirement might also have subjected us to increased competition from other stations seeking to add programming that competes with our programming as one or more of their additional program streams. It also could have subjected the “must carry” regime to further judicial review that could have resulted in the elimination of “must carry” treatment which could have had detrimental consequences for us.

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

As part of its increased scrutiny of television and radio station acquisitions, the Department of Justice has stated publicly that it believes that time brokerage agreements and joint sales agreements could violate the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if such agreements take effect prior to the expiration of the waiting period under such Act. Furthermore, the Department of Justice has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Antitrust Act and has challenged them in certain locations. The Department of Justice also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to television and radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. See “Risk Factors” below.

Digital Television Services. The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and broadband data transmission.

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station have been allocated a separate channel for digital television operation. Stations are permitted to phase in their digital television operations over a period of years after which they will be required to surrender their licenses to broadcast the analog, or non-digital, television signal to the government by the end of 2006, except that this deadline may be extended until digital television receivers reach an 85% market penetration. For a discussion of our stations’ compliance with the digital television broadcasting requirements, please see “Risk Factors,” below.

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

Digital Radio Services. The FCC has adopted standards for authorizing and implementing terrestrial digital audio broadcasting technology, known as In-Band On-Channel™ or HD Radio, for radio stations. Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. This technology permits FM and, at present, daytime AM stations to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. We have not yet elected to acquire this technology owing to the absence of receivers equipped to receive such signals and are considering its merits as well as its costs. It is unclear what effect such technology will have on our business or the operations of our radio stations, whether we engage in HD Radio or not.

Radio Frequency Radiation. The FCC has adopted rules limiting human exposure to levels of radio frequency radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC whether the applicant’s broadcast facility would expose people to excessive radio frequency radiation. We currently believe that all of our stations are in compliance with the FCC’s current rules regarding radio frequency radiation exposure.

Satellite Digital Audio Radio Service. The FCC has allocated spectrum to a new technology, satellite digital audio radio service, to deliver satellite-based audio programming to a national or regional audience. The FCC has licensed two entities, XM Radio, Inc. and Sirius Satellite Radio Inc., to provide this service. The nationwide reach of the satellite digital audio radio service allows niche programming aimed at diverse communities that we are targeting. This technology competes for audience share, but not for local advertising revenue, with conventional terrestrial radio broadcasting. These competitors have both commenced operations and are offering their services nationwide.

Low-Power Radio Broadcast Service. The FCC has created a low-power FM radio service and has granted a limited number of construction permits for such stations. The low-power FM service consists of two classes of radio stations, with maximum power levels of either 10 watts or 100 watts. The 10-watt stations will reach an area with a radius of between one and two miles, and the 100-watt stations reach an area with a radius of approximately three and one-half miles. The low-power FM stations are required to protect other existing FM stations, as currently required of full-powered FM stations.

The low-power FM service is exclusively non-commercial. It is difficult to predict what impact, if any, the low-power FM service will have on technical interference with our stations’ signals or competition for our stations’ audiences. Due to current technical restrictions and the non-commercial ownership requirement for low-power FM stations, we expect that low-power FM service will cause little or no signal interference with our stations.

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-service stations in those markets where the satellite operators have implemented local-into-local service, although one of the satellite carriers, EchoStar/Dish Network, attempted to require its customers to install a second dish in order to receive our stations’ signals. The FCC has told this satellite carrier that it cannot utilize this second dish method of delivering our local broadcast signal to its customers, but an appeal is pending. The SHVIA expired in

2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004 (SHVERA). SHVERA extended the ability of satellite operators to implement local-into-local service and, among its other provisions, required that the use of second dishes by satellite operators be ended on or before June 8, 2006. Please see “Risk Factors,” below.

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

In Los Angeles, a moratorium on the construction of new billboards remains in place. In 2002, the city enacted an ordinance requiring the payment of an annual fee in connection with a new billboard inspection program, and we joined with other outdoor advertising companies in litigation challenging the validity of that ordinance and the amount of the fee. In December 2004, we entered into a settlement agreement with the City of Los Angeles pursuant to which we agreed to remove 500 8-sheet faces and pay a periodic inspection fee in exchange for the ability to maintain certain other 8-sheet faces that do not conform with their existing permits in one or more ways, as well as the ability to upgrade additional 8-sheets into City-Lights. We believe that neither the loss of the 8-sheets that we will remove nor the fee that we have agreed to pay under this settlement will have a material adverse effect on our business. The settlement has been challenged by other outdoor advertising companies operating in the Los Angeles market and implementation of the settlement agreement remains pending subject to resolution of that challenge.

In New York, billboards are regulated primarily by both provisions of the New York City Zoning Resolution and a local municipal law titled Local Law 14. Recently there have been public hearings contemplating changes to this law that could further regulate outdoor advertising within the city. At this time we cannot predict what changes, if any, will ultimately be made to this law, nor can we estimate the impact these changes will have on our New York inventory.

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

State and local governments from time to time also regulate the outdoor advertising of alcohol products. Alcohol-related advertising represented approximately 17% of the total revenue of our outdoor advertising business in 2004. As a matter of both company policy and industry practice (on a voluntary basis), we do not post any alcohol advertisements within a 500 square foot radius of any school, church or hospital. Any significant reduction in alcohol-related advertising due to content-related restrictions could cause a reduction in our direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

Risk Factors

We have a history of losses that, if continued, could adversely affect the market price of our securities and our ability to raise capital.

Although we had a net profit for the years ended December 31, 2004 and 2003, we had a net loss of approximately $10.6 million for the year ended December 31, 2002. In addition, we had net losses applicable to common stockholders of $9.7 million, $9.1 million and $20.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

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

As of December 31, 2004, we had approximately $250 million of debt outstanding under our bank credit facility, and $225 million principal amount of our senior subordinated notes. A significant portion of our cash flow from operations will be dedicated to servicing our debt obligations, and our ability to obtain additional financing may be limited. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If the amounts outstanding under our bank credit facility are accelerated, our assets may not be sufficient to repay in full the money owed to such lenders.

Our substantial indebtedness could have important consequences to our business, such as:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes; and

•	placing us at a disadvantage compared to those of our competitors who have less debt.

The indenture for our senior subordinated notes and the credit agreement governing our bank credit facility contain various covenants that limit management’s discretion in the operation of our business and could limit our ability to grow and compete.

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

In addition, a breach of some of the restrictions or covenants under the indenture governing our senior subordinated notes, or an acceleration by our senior secured lenders of our obligations to them, would cause a default under our senior subordinated notes. We may not have, or be able to obtain, sufficient funds to make accelerated payments, including payments on our senior subordinated notes, or to repay our senior subordinated notes in full after we pay our senior secured lenders to the extent of their collateral.

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

Univision’s ownership of our Class U common stock may make some transactions difficult or impossible to complete without Univision’s support.

Univision is the holder of all of our issued and outstanding Class U common stock. Although the Class U common stock has limited voting rights and does not include the right to elect directors, Univision does have the right to approve any merger, consolidation or other business combination involving our company, any dissolution of our company and any assignment of the FCC licenses for any of our Univision-affiliated television stations. Univision’s ownership interest may have the effect of delaying, deterring or preventing a change in control of our company and may make some transactions more difficult or impossible to complete without Univision’s support.

Univision’s future divestiture of a portion of its equity interest in our company could adversely affect the market price of our securities.

Univision currently owns approximately 30% of our common stock on a fully-converted basis. In connection with Univision’s merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with DOJ pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company will not exceed 15% by March 26, 2006 and 10% by March 26, 2009. Univision’s required divestiture of a significant portion of its equity interest in our company over the next several years, whether in a single transaction or a series of transactions, could depress the market value of our Class A common stock.

Our television ratings and revenue could decline significantly if our affiliation relationship with Univision or Univision’s programming success changes in an adverse manner.

If our affiliation relationship with Univision changes in an adverse manner, or if Univision’s programming success diminishes, our ability to generate television advertising revenue on which our television business depends could be negatively affected. Univision’s ratings might decline or Univision might not continue to provide programming, marketing, available advertising time and other support to its affiliates on the same basis as currently provided. Additionally, by aligning ourselves closely with Univision, we might forego other opportunities that could diversify our television programming and avoid dependence on Univision’s television networks. Univision’s relationships with Televisa and Venevision are important to Univision’s, and consequently our, continued success.

Because three of our directors and officers, and stockholders affiliated with them, hold the majority of our voting power, they can ensure the outcome of most matters on which our stockholders vote.

As of December 31, 2004, Walter F. Ulloa, Philip C. Wilkinson and Paul Zevnik together hold approximately 82% of the combined voting power of our outstanding shares of common stock. Each of Messrs. Ulloa, Wilkinson and Zevnik is a member of our board of directors, and Messrs. Ulloa and Wilkinson also serve as executive officers of our company. In addition to their shares of our Class A common stock, collectively they own all of the issued and outstanding shares of our Class B common stock, which have ten votes per share on any matter subject to a vote of the stockholders. Accordingly, Messrs. Ulloa, Wilkinson and Zevnik have the ability to elect each of the members of our board of directors. Messrs. Ulloa, Wilkinson and Zevnik have agreed contractually to vote their shares to elect themselves as directors of our company. Messrs. Ulloa, Wilkinson and Zevnik, acting in concert, also have the ability to control the outcome of most matters requiring stockholder approval. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of the company.

Stockholders who desire to change control of our company may be prevented from doing so by provisions of our second amended and restated certificate of incorporation, the credit agreement governing our bank credit facility and the indenture governing our senior subordinated notes. In addition, other agreements contain provisions that could discourage a takeover.

Our second amended and restated certificate of incorporation could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. The provisions of our certificate of incorporation could diminish the opportunities for a stockholder to participate in tender offers. In addition, under our certificate of incorporation, our board of directors may issue preferred stock on terms that could have the effect of delaying or preventing a change in control of our company. The issuance of preferred stock could also negatively affect the voting power of holders of our common stock. The provisions of our certificate of incorporation may have the effect of discouraging or preventing an acquisition or sale of our business.

In addition, the agreements governing our indebtedness and our senior subordinated notes contain limitations on our ability to enter into a change of control transaction. Under these agreements, the occurrence of a change of control, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of our outstanding indebtedness.

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

The FCC required full-power television stations in the United States to begin broadcasting a digital television, or DTV, signal by May 1, 2002. The FCC has allocated an additional television channel to most such station owners so that each full-power television station can broadcast a DTV signal on the additional channel while continuing to broadcast an analog signal on the station’s original channel. As part of the transition from analog to DTV, full-power television station owners may be required to stop broadcasting analog signals and relinquish their analog channels to the FCC by the end of 2006 if the market penetration of DTV receivers reaches certain levels by that time.

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

We are currently broadcasting DTV signals for nearly all of our full-power television stations at lower power levels by means of temporary DTV facilities, pursuant to FCC authorization. The FCC has required us to reach full-power operation, in order to protect the service contours we have sought for our full-service stations, on or before July 1, 2006. All on-air digital stations currently must be simulcasting 50% of the video programming of their analog channel or their DTV channel, which requirement will increase to 100% on April 1, 2005. Until commercial demand for digital television services increases, these digital operations may not prove commercially beneficial. Our stations may continue to broadcast analog signals until such time as the FCC or Congress mandates that television stations switch to digital-only operations.

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

Under current FCC rules, once we have relinquished our analog spectrum, cable systems will be required to carry our digital signals. The FCC’s current rules require cable operators to carry only one channel of digital signal from each of our stations, despite the capability of digital broadcasters to broadcast multiple program streams within one station’s digital allotment. The FCC has not yet set any rules for how direct broadcast satellite, or DBS, operators must handle digital station carriage, but we do not expect that they will be materially different from the obligations imposed on cable television systems.

The extent of the “must carry” rights television stations will have after they make the transition to DTV could still be changed as the DTV transition is implemented. New laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operations. We cannot predict what final rules the FCC ultimately will adopt or what effect those rules will have on our business.

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

The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows DBS television companies, which are currently DirecTV and EchoStar/Dish Network, for the first time to transmit local broadcast television station signals back to their subscribers in local markets. In exchange for this privilege, however, SHVIA requires that in television markets in which a DBS company elects to pick up and retransmit any local broadcast station signals, the DBS provider must also offer to its subscribers signals from all other qualified local broadcast television stations in that market. Our broadcast television stations in markets for which DBS operators have elected to carry local stations have sought to qualify for carriage under this “carry one/carry all” rule.

A controversy has arisen in the manner in which EchoStar/Dish Network has implemented the carry one/carry all rule. In order to get signals from all local stations, including the signals from our stations, EchoStar/Dish Network subscribers were being required to install a second receiving dish to receive all of the local stations in some markets. This was an inconvenience for the typical DBS subscriber and, as a result, limited the size of the viewership for our stations available only on the “second dish” under the carry one/carry all rule. The FCC has determined that EchoStar/Dish Network cannot require use of a second dish for carriage of local signals. EchoStar/Dish Network must implement alternative methods of complying with its SHVIA obligations, which has resulted in EchoStar/Dish Network not delivering certain of our stations to its customers’ primary dish. EchoStar/Dish Network has petitioned the FCC for reconsideration of this decision, and other parties have asked for review as to whether EchoStar/Dish Network was entitled to comply by any means other than by placing all television stations on the same dish. At this time, we cannot predict the outcome of this dispute or its effect on our stations’ ability to reach viewers who subscribe to EchoStar/Dish Network services.

The SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA. The SHVERA legislation requires the elimination of any second dish service by June of 2006. We do not currently expect the FCC to alter this deadline.

The FCC’s new ownership rules could lead to increased market power for our competitors.

On June 2, 2003, the FCC revised its national ownership policy, modified television and cross-ownership restrictions, and changed its methodology for defining radio markets. The future of the FCC’s ownership rules remains uncertain due to judicial review of the FCC’s actions. Congress has also indicated its concern over the FCC’s new rules and legislation has been considered to restrict the changes. To date, however, only a reduction in the nationwide television cap has been enacted. Accordingly, the impact of changes in the FCC’s restrictions on how many stations a party may own, operate and/or control and on our future acquisitions and competition from other companies is difficult to predict at this time, but could result in our competitors’ ability to increase their presence in the markets in which we operate.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Monica, California. We lease approximately 13,000 square feet of space in the building housing our corporate headquarters under a lease expiring in 2007. We also lease approximately 38,000 square feet of space in the building housing our radio network and our outdoor division headquarters in Los Angeles, California, under a lease expiring in 2016. In addition, we lease a back-up radio network facility in Campbell, California, from which we could broadcast our radio network.

The types of properties required to support each of our television and radio stations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We also own the buildings and/or land used for office, studio and tower facilities at certain of our television and/or radio properties. We own substantially all of the equipment used in our television and radio broadcasting business. Substantially all of our outdoor advertising structures are located on property pursuant to leases that automatically renew unless either the property owner or we opt out upon proper notice. We believe that all of our facilities and equipment are adequate to conduct our present operations. We also lease certain facilities and broadcast equipment in the operation of our business. See Note 8 to Notes to Consolidated Financial Statements.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ended December 31, 2003
First Quarter	$10.65	$5.20
Second Quarter	$11.35	$5.38
Third Quarter	$11.88	$8.90
Fourth Quarter	$11.48	$8.99

Year Ending December 31, 2004
First Quarter	$11.67	$8.32
Second Quarter	$9.61	$7.38
Third Quarter	$8.49	$6.85
Fourth Quarter	$8.57	$7.06

As of March 9, 2005, there were approximately 158 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Dividend Policy

We have never declared or paid any cash dividends on any class of our common stock. We currently intend to retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on any class of our common stock in the foreseeable future. In addition, our bank credit facility and the indenture governing our senior subordinated notes restrict our ability to pay dividends on any class of our common stock.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2004:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	8,910,645		$11.71		11,386,467
Employee Stock Purchase Plan	N/A	(2)	N/A	(2)	2,071,514
Equity compensation plans not approved by security holders	—		—		—

Total	8,910,645		$11.71		13,457,981

(footnotes on next page)

(footnotes from preceding page)

(1)	Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.
(2)	Our 2001 Employee Stock Purchase Plan permits full-time employees to have payroll deductions made to purchase shares of our Class A common stock during specified purchase periods. The purchase price is the lower of 85% of (1) the fair market value per share of our Class A common stock on the last business day before the purchase period begins and (2) the fair market value per share of our Class A common stock on the last business day of the purchase period. Consequently, the price at which shares will be purchased for the purchase period currently in effect is not known.

ITEM 6. SELECTED FINANCIAL DATA

Presented below are our selected financial data for each of the five fiscal years in the period ended December 31, 2004.

The data as of December 31, 2004, 2003, 2002, 2001 and 2000 and for each of the five fiscal years in the period ended December 31, 2004 are derived from, and are qualified by reference to, our audited financial statements and should be read in conjunction therewith and the notes thereto. We historically have experienced significant growth primarily due to our acquisition strategy. Therefore, we may not experience the same rate of growth in 2005 that we experienced in prior years.

(In thousands, except per share and per membership unit data)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statements of Operations Data:
Net revenue	$259,053	$237,956	$218,450	$189,049	$138,851

Direct operating expenses	112,574	106,961	100,324	86,792	51,531
Selling, general and administrative expenses	49,770	50,091	45,823	39,526	34,282
Corporate expenses	16,779	14,298	15,300	14,190	11,656
Loss (gain) on sale of assets	(3,487)	945	707	(4,975)	1
Non-cash stock-based compensation (1)	133	1,182	2,942	3,243	5,822
Depreciation and amortization	42,795	43,684	40,649	118,837	67,585

	218,564	217,161	205,745	257,613	170,877

Operating income (loss)	40,489	20,795	12,705	(68,564)	(32,026)
Interest expense	(28,282)	(26,892)	(24,913)	(22,253)	(29,823)
Non-cash interest expense relating to related-party beneficial conversion option (2)	—	—	—	—	(39,677)
Interest income	456	145	150	1,281	5,918

Income (loss) before income taxes	12,663	(5,952)	(12,058)	(89,536)	(95,608)
Income tax benefit (expense) (3)	(7,044)	(968)	122	22,999	3,189

Income (loss) before equity in net earnings (loss) of nonconsolidated affiliates	5,619	(6,920)	(11,936)	(66,537)	(92,419)
Equity in net earnings (loss) of nonconsolidated affiliates	24	316	213	27	(214)

Income (loss) before discontinued operations	5,643	(6,604)	(11,723)	(66,510)	(92,633)
Gain on disposal of discontinued operations	521	9,346	—	—	—
Income (loss) from discontinued operations	—	(475)	1,078	715	393

Net income (loss)	6,164	2,267	(10,645)	(65,795)	(92,240)
Accretion of preferred stock redemption value	(15,913)	(11,348)	(10,201)	(10,117)	(2,449)

Net loss applicable to common stockholders	$(9,749)	$(9,081)	$(20,846)	$(75,912)	$(94,689)

Net loss per share applicable to common stockholders, basic and diluted	$(0.09)	$(0.08)	$(0.18)	$(0.66)	$(0.27)

Weighted average common shares outstanding, basic and diluted	105,758	112,612	119,111	115,223	115,288

Pro forma:
Provision for income tax benefit (4)					$5,904

Net loss (4)					$(86,336)

Per share data:
Net loss per share, basic and diluted (4)					$(1.34)

Weighted average common shares outstanding, basic and diluted					66,452

Loss per membership unit (5)					$(31.04)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Other Data:
Capital expenditures	$15,572	$17,661	$19,533	$28,875	$23,613
Balance Sheet Data:
Cash and cash equivalents	$46,969	$19,806	$12,201	$18,336	$68,511
Total assets	1,689,712	1,686,968	1,573,481	1,535,517	1,560,493
Long-term debt, including current portion	482,976	377,615	305,878	252,703	254,849
Series A mandatorily redeemable convertible preferred stock	—	112,269	100,921	90,720	80,603
Total equity	1,037,672	1,046,001	1,015,043	987,395	1,055,377

(footnotes from preceding page)

(1)	Non-cash stock-based compensation consists primarily of compensation expense relating to stock awards granted to our employees and consultants.
(2)	Non-cash interest expense charges relate to the estimated intrinsic value of the conversion options contained in our subordinated note to Univision in the amount of $31.6 million in 2000 and the conversion option feature in our convertible subordinated note in the amount of $8.1 million in 2000.
(3)	We reorganized from a limited liability company to a C corporation for federal and state income tax purposes in 2000, effective with our initial public offering on August 2, 2000. Included in the 2000 income tax benefit is a charge of $10.5 million relating to the effect of change in tax status, which resulted from the recording of a net deferred tax liability upon our reorganization.
(4)	The December 31, 2000 statement of operations reflects operations and the related income tax benefit as a C corporation for the period subsequent to our reorganization. Pro forma income tax expense is presented for the period from January 1, 2000 through the August 2, 2000 reorganization on the same basis as the preceding years.
(5)	Loss per membership unit is computed as net loss of our predecessor divided by the number of membership units as of the last day of each reporting period. For 2000, loss per membership unit is for the period from January 1, 2000 through the August 2, 2000 reorganization.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2004, 2003 and 2002 and consolidated financial condition as of December 31, 2004 and 2003 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

OVERVIEW

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 75% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising.

As of the date of filing this report, we own and/or operate 47 primary television stations that are located primarily in the southwestern United States. We own and operate 54 radio stations (41 FM and 13 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 10,900 advertising faces located primarily in Los Angeles and New York.

The comparability of our results between 2004, 2003 and 2002 is significantly affected by acquisitions and dispositions in those periods. In those years, we primarily acquired new media properties in markets where we already owned existing media properties. While new media properties contribute to the financial results of their markets, we do not attempt to measure their effect as they typically are integrated into existing operations.

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

Our primary expenses are employee compensation, including commissions paid to our sales staffs, commissions paid to our national representative firms, as well as expenses for marketing, promotion and selling, technical, local programming, engineering and general and administrative. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets.

Highlights

Despite a relatively difficult economic environment, we experienced growth for the year ended December 31, 2004, and net revenue of $259.1 million. Of that amount, revenue generated by our television segment accounted for 52%, revenue generated by our radio segment accounted for 36% and revenue generated by our outdoor segment accounted for 12%.

Our television segment led our success again in 2004, generating $135.9 million in net revenue as we continued to sustain solid ratings across our station group. We also launched an aggressive local sales initiative early in the year. As a result, for the first time in our company’s history, local advertising revenue growth exceeded national advertising revenue growth in three of the four quarters of the year. Local advertising now accounts for about half of our total television revenue. Our television results were driven by continued growth in our top advertising categories, including automotive, retail services, fast-food restaurants and political advertising.

We were particularly pleased with the success of our TeleFutura group in 2004. TeleFutura is now vying with Telemundo to be the second-ranked Spanish-language station in several of our markets, behind our top-ranked Univision affiliates in those markets. Revenue from our TeleFutura stations in 2004 increased 42% over 2003. Although this contribution is still relatively small compared to our overall television revenue, we believe that it is an important source of future growth for our company. In the first quarter of 2005, we launched new TeleFutura affiliates in the two important border markets of McAllen and Laredo, Texas, giving us Univision-TeleFutura duopolies in 18 of our 23 television markets.

Our radio segment also had a solid 2004, contributing $92.2 million in net revenue as we strengthened our sales efforts on both the national and local sales fronts. Early in the year we successfully completed the relocation of our radio network headquarters to Los Angeles and consolidated our outdoor division’s corporate offices in that same facility. This move has based our radio division in the nation’s largest Hispanic market, and its proximity to our outdoor division offers increased opportunities for cross-selling and cross-promotion between these two businesses.

In October 2004, we purchased an FM radio station in the Sacramento, California market, which increased our cluster to four stations in this important U.S. Hispanic market. During the year we also completed the divestiture of non-core radio stations in Chicago and Fresno, two markets where we did not see the opportunity to grow to scale and build out full clusters. The sale of these properties, along with the disposition of a non-core AM radio station in Dallas, allowed us to redeploy capital to markets with greater growth and earning potential.

One of our key challenges in 2004 was to replace a popular Spanish-language personality who left our radio network in 2003. Although this has been an ongoing process, we believe that we made great strides this year by restructuring our radio programming department, including the appointment of a new programming director. In total, we changed the formats of 10 of our radio stations, with five of those stations successfully switching to our “Super Estrella” format, a pop and alternative Spanish-rock format that provides a musical home for young Hispanics. We also recently entered into a three-year network affiliation agreement for the broadcast of Renan Alemendarez Coello’s popular “El Cucuy De La Mañana” program on our Radio Tricolor network.

Our outdoor segment rebounded from a challenging 2003, providing $30.9 million of our net revenue in 2004. In addition to benefiting from an overall improvement in the national advertising market in both New York and Los Angeles during the second half of the year, we also attribute the improvement in our outdoor business to several internal factors. During the first half of the year, we replaced the head of the division and sales management in New York, Los Angeles and Chicago in order to execute a more aggressive sales strategy throughout the segment. We also initiated a maintenance program during the first half of 2004 to upgrade the quality of our 8- and 30-sheet poster inventory, which we believe helped to bolster advertisers’ interest in our posters. Looking ahead, we believe that the momentum that our outdoor segment created during the second half of 2004 will continue as we head further into 2005.

We also took several key steps in 2004 toward strengthening our balance sheet and improving our capital structure. In August, we refinanced our former bank credit facility with a new $400 million senior secured facility. We also repurchased all of our Series A mandatorily redeemable convertible preferred stock in two separate transactions during the third quarter. Finally, we converted all of our Series U preferred stock held by Univision into shares of our new Class U common stock, so that by the end of 2004 we had no preferred stock outstanding.

Acquisitions and Dispositions

During 2004, we sold the assets of five radio stations—three in Chicago, Illinois, one in Fresno, California and one in Dallas, Texas—for an aggregate of approximately $40.3 million.

In September 2004, we acquired all of the outstanding capital stock of Diamond Radio, Inc., the owner and operator of radio station KBMB-FM in the Sacramento, California market for an aggregate purchase price of approximately $17.6 million. We evaluated the transferred set of activities, assets, inputs, outputs and processes associated with this acquisition and determined that it constituted a business. Please see Note 3 to Notes to Consolidated Financial Statements.

In February 2005, we acquired television stations KVTF-CA and KTFV-CA in the McAllen, Texas market and television station KETF-CA in the Laredo, Texas market, for an aggregate of approximately $3.8 million.

Also in February 2005, we acquired the assets of radio station KAIQ-FM in the Lubbock, Texas market for approximately $1.7 million.

We evaluated the transferred set of activities, assets, inputs, outputs and processes from each of our completed 2005 acquisitions and determined that the items excluded were significant and that each of these acquisitions was not considered a business.

Pending Acquisition

In October 2004, in combination with certain of our Mexican affiliates and subsidiaries, we entered into a definitive agreement to acquire all of the outstanding capital stock of the licensee of television station XHRIO- TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to such station, for an aggregate purchase price of $13 million. We currently expect this acquisition to close in the second quarter of 2005.

Relationship with Univision

Univision currently owns approximately 30% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company will not exceed 15% by March 26, 2006 and 10% by March 26, 2009.

Also pursuant to Univision’s agreement with DOJ, in September 2003 Univision exchanged all of its shares of our Class A and Class C common stock that it previously owned for shares of our Series U preferred stock. The Series U preferred stock was mandatorily convertible into common stock when and if we created a new class of common stock that generally had the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference). Our stockholders approved the creation of such a new class of common stock, our Class U common stock, during the second quarter of 2004, and the shares of our Series U preferred stock held by Univision were converted into 36,926,600 shares of our new Class U common stock effective as of July 1, 2004. Neither the original exchange of Univision’s Class A and Class C common for our Series U preferred stock, nor the subsequent conversion of such Series U preferred stock into our new Class U common stock, changed Univision’s overall equity interest in our company, nor did either have any impact on our existing television station affiliation agreements with Univision.

The Class U common stock has limited voting rights and does not include the right to elect directors. However, as the holder of all of our issued and outstanding Class U common stock, Univision currently has the right to approve any merger, consolidation or other business combination involving our company, any dissolution of our company and any assignment of the Federal Communications Commission, or FCC, licenses for any of our company’s Univision-affiliated television stations. Each share of Class U common stock is automatically convertible into one share (subject to adjustment for stock splits, dividends or combinations) of our Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision.

RESULTS OF OPERATIONS

Separate financial data for each of our operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. We evaluate the performance of our operating segments based on the following:

	Years Ended December 31,			% Change 2004 to 2003	% Change 2003 to 2002
	2004	2003	2002
Net Revenue
Television	$135,866	$121,221	$112,405	12%	8%
Radio	92,239	86,526	75,720	7%	14%
Outdoor	30,948	30,209	30,325	2%	(0)%

Consolidated	259,053	237,956	218,450	9%	9%

Direct operating expenses
Television	55,498	50,909	49,078	9%	4%
Radio	35,182	35,160	30,657	0%	15%
Outdoor	21,894	20,892	20,589	5%	1%

Consolidated	112,574	106,961	100,324	5%	7%

Selling, general and administrative expenses
Television	21,195	22,903	21,104	(7)%	9%
Radio	23,615	22,693	20,582	4%	10%
Outdoor	4,960	4,495	4,137	10%	9%

Consolidated	49,770	50,091	45,823	(1)%	9%

Depreciation and amortization
Television	14,126	14,786	14,478	(4)%	2%
Radio	7,292	7,798	8,241	(6)%	(5)%
Outdoor	21,377	21,100	17,930	1%	18%

Consolidated	42,795	43,684	40,649	(2)%	7%

Segment operating profit (loss)
Television	45,047	32,623	27,745	38%	18%
Radio	26,150	20,875	16,240	25%	29%
Outdoor	(17,283)	(16,278)	(12,331)	6%	32%

Consolidated	53,914	37,220	31,654	45%	18%

Corporate expenses	16,779	14,298	15,300	17%	(7)%

Loss (gain) on sale of assets	(3,487)	945	707	*	34%

Non-cash stock-based compensation	133	1,182	2,942	(89)%	(60)%

Operating income	$40,489	$20,795	$12,705	95%	64%

Broadcast cash flow (1)
Television	$59,173	$47,409	$42,223	25%	12%
Radio	33,442	28,673	24,481	17%	17%
Outdoor	4,094	4,822	5,599	(15)%	(14)%

Consolidated	$96,709	$80,904	$72,303	20%	12%

EBITDA as adjusted (1)	$79,930	$66,606	$57,003	20%	17%

Capital expenditures
Television	$10,494	$8,799	$13,680
Radio	3,311	8,362	5,207
Outdoor	1,767	500	646

Consolidated	$15,572	$17,661	$19,533

Total assets
Television	$420,588	$393,607	$392,086
Radio	1,053,754	1,024,911	921,430
Outdoor	215,370	233,767	255,483
Assets held for sale	—	34,683	4,482

Consolidated	$1,689,712	$1,686,968	$1,573,481

(footnotes on next page)

(footnotes from preceding page)

*	Percentage not meaningful.
(1)	Broadcast cash flow means operating income before corporate expenses, gain (loss) on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash gain (loss) on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility, our ratio of debt to operating cash flow may not exceed 7.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of indebtedness to each of operating cash flow and consolidated cash flow were as follows (in each case as of December 31): 2004, 6.0 to 1; 2003, 5.7 to 1; and 2002, 5.4 to 1. We entered into our new bank credit facility in August 2004 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. The most directly comparable GAAP financial measure to each of broadcast cash flow and EBITDA as adjusted is net income (loss). A reconciliation of these non-GAAP measures to net income (loss) follows (unaudited; in thousands):

	2004	2003	2002
Broadcast cash flow	$96,709	$80,904	$72,303
Corporate expenses	16,779	14,298	15,300

EBITDA as adjusted	79,930	66,606	57,003
Loss (gain) on sale of assets	(3,487)	945	707
Non-cash stock-based compensation	133	1,182	2,942
Depreciation and amortization	42,795	43,684	40,649

Operating income	40,489	20,795	12,705
Interest expense	(28,282)	(26,892)	(24,913)
Interest income	456	145	150

Income (loss) before income taxes	12,663	(5,952)	(12,058)
Income tax benefit (expense)	(7,044)	(968)	122

Income (loss) before equity in net earnings of nonconsolidated affiliates	5,619	(6,920)	(11,936)
Equity in net earnings of nonconsolidated affiliates	24	316	213

Income (loss) before discontinued operations	5,643	(6,604)	(11,723)
Gain on disposal of discontinued operations	521	9,346	—
Income (loss) from discontinued operations	—	(475)	1,078

Net income (loss)	$6,164	$2,267	$(10,645)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Consolidated Operations

Net Revenue. Net revenue increased to $259.1 million for the year ended December 31, 2004 from $238.0 million for the year ended December 31, 2003, an increase of $21.1 million. The overall increase came mainly from our television and radio segments, which together accounted for $20.4 million of the increase. The increase from these segments was attributable to increased advertising sold (referred to as “inventory” in our industry) and increased rates for that inventory, partially offset by a decrease from our Chicago and Fresno radio stations sold. The overall increase in net revenue also came from an increase in net revenue from our outdoor segment, which accounted for $0.7 million of the increase.

We currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to continue to increase our rates, resulting in continued increases in net revenue in future periods.

Direct Operating Expenses. Direct operating expenses increased to $112.6 million for the year ended December 31, 2004 from $107.0 million for the year ended December 31, 2003, an increase of $5.6 million. The overall increase came mainly from our television and radio segments, which together accounted for $4.6 million of the increase. The increase from these segments was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue and an increase in news costs due to the addition or expansion of newscasts in certain markets, partially offset by our Chicago and Fresno stations sold. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $1.0 million of the overall increase. As a percentage of net revenue, direct operating expenses decreased to 43% for the year ended December 31, 2004 from 45% for the year ended December 31, 2003. Direct operating expenses as a percentage of net revenue decreased because direct operating expense increases were outpaced by increases in net revenue.

We currently anticipate that, as our net revenue increases in future periods, our direct operating expenses correspondingly will continue to increase. However, on a long-term basis, we expect that net revenue increases will continue to outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will continue to decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $49.8 million for the year ended December 31, 2004 from $50.1 million for the year ended December 31, 2003, a decrease of $0.3 million. Our television segment accounted for a decrease of $1.7 million. The decrease was primarily attributable to a one-time recovery of prior year expenses of $1.0 million in accordance with the terms of an amendment to our marketing and sales agreement with Univision and a reduction of losses incurred by our TeleFutura stations under our marketing and sales agreement with Univision. The overall decrease was partially offset by an increase from our radio and outdoor segments of $1.4 million. The increase was primarily attributable to an increase in salaries, an increase in rent expense and severance amounts paid to the former president of our outdoor division, partially offset by our Chicago and Fresno stations sold. As a percentage of net revenue, selling, general and administrative expenses decreased to 19% for the year ended December 31, 2004 from 21% for the year ended December 31, 2003. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses decreased while net revenue increased.

On a long-term basis, although we currently anticipate that selling, general and administrative expenses will increase in future periods, we expect that net revenue increases will outpace any selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will continue to decrease in future periods.

Corporate Expenses. Corporate expenses increased to $16.8 million for the year ended December 31, 2004 from $14.3 million for the year ended December 31, 2003, an increase of $2.5 million. The increase was mainly attributable to a $2.0 million reimbursement from Univision during the year ended December 31, 2003 (offset by $0.5 million of Univision-related expenses in that same period) for legal and other costs associated with the third-party information request that we received in connection with the merger between Univision and Hispanic Broadcasting Corporation. The increase was also attributable to higher legal expenses related to financing the repurchase of our Series A preferred stock, higher legal expenses related to our outdoor segment and higher expenses associated with our compliance with the Sarbanes-Oxley Act of 2002, partially offset by lower insurance expenses. As a percentage of net revenue, corporate expenses remained unchanged at 6% for each of the years ended December 31, 2004 and 2003. Excluding the prior year Univision reimbursement and related expenses, corporate expenses as a percentage of net revenue decreased to 6% for the year ended December 31, 2004 from 7% for the year ended December 31, 2003.

We currently anticipate that corporate expenses will continue to increase in future periods, primarily due to higher accounting and other costs associated with our compliance with the Sarbanes-Oxley Act of 2002, including internal controls compliance. Nevertheless, we expect that these increases will be outpaced by net revenue increases such that corporate expenses as a percentage of net revenue will decrease in future periods.

Gain (Loss) on Sale of Assets. Gain on sale of assets was $3.5 million for the year ended December 31, 2004, compared to loss on sale of assets of $0.9 million for the year ended December 31, 2003. The gain was primarily due to the sale of the assets of our radio stations in the Chicago, Illinois and Fresno, California markets.

Depreciation and Amortization. Depreciation and amortization decreased to $42.8 million for the year ended December 31, 2004 from $43.7 million for the year ended December 31, 2003, a decrease of $0.9 million. The decrease was primarily due to the sale of the assets of our radio stations in the Chicago, Illinois and Fresno, California markets.

Non-Cash Stock-Based Compensation. Non-cash stock-based compensation was $0.1 million for the year ended December 31, 2004 compared to $1.2 million for the year ended December 31, 2003, a decrease of

$1.1 million. In 2004, non-cash stock-based compensation consists primarily of non-employee option awards. In 2003, non-cash stock-based compensation consists primarily of compensation expense relating to restricted and unrestricted stock awards granted to our employees during the second quarter of 2000. As of May 2003, all non-cash stock-based compensation expense related to the restricted and unrestricted stock awards made in 2000 has been fully recognized. However, there may continue to be non-cash stock-based compensation costs in the future for any equity instruments that have been or may be granted to non-employees.

We anticipate a significant increase in non-cash stock-based compensation beginning in the third quarter of 2005 as a result of our adoption in that quarter of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” Please see “Pending Accounting Pronouncement” below.

Operating Income. As a result of the above factors, operating income increased to $40.5 million for the year ended December 31, 2004 from $20.8 million for the year ended December 31, 2003, an increase of $19.7 million.

Interest Expense. Interest expense increased to $28.3 million for the year ended December 31, 2004 from $26.9 million for the year ended December 31, 2003, an increase of $1.4 million. The increase was primarily attributable to additional borrowings under our bank credit facility to finance the acquisition of the radio stations we bought from Big City Radio in April 2003 and to repurchase all of our Series A mandatorily redeemable convertible preferred stock during the third quarter of 2004. These increases were partially offset by a reduction of indebtedness paid from the proceeds of the disposal of our publishing operations in July 2003, the sale of our radio assets in the Chicago, Fresno and Dallas markets in 2004 and cash flow generated from operations.

Income Tax Expense. Our expected tax rate is approximately 40% of pre-tax income or loss, adjusted for permanent tax differences. The tax expense was greater than the expected 40% of the pre-tax income because of the non-deductible portion of certain items, including state taxes, foreign taxes, the expected disallowance of state net operating loss carryforward amounts and meals and entertainment. We currently have approximately $131 million in net operating loss carryforwards expiring through 2023 that we expect will be utilized prior to their expiration.

Income (Loss) Before Discontinued Operations. As a result of the above factors, income before discontinued operations was $5.6 million for the year ended December 31, 2004 compared to a loss before discontinued operations of $6.6 million for the year ended December 31, 2003.

Gain on Disposal of Discontinued Operations, Net of Tax. In July 2003, we sold substantially all of the assets and certain specified liabilities related to our publishing segment. That sale resulted in a gain on disposal of discontinued operations, net of tax, of $9.3 million for the year ended December 31, 2003. During 2004, we finalized the purchase price adjustment for the sale, which was based on the working capital of the publishing segment as of the closing date. This working capital adjustment resulted in cash received and an additional gain on disposal of discontinued operations, net of tax, of $0.5 million for the year ended December 31, 2004.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $135.9 million for the year ended December 31, 2004 from $121.2 million for the year ended December 31, 2003, an increase of $14.7 million. Of the overall increase, $12.5 million was attributable to our Univision stations and $2.2 million was attributable to our other stations. The overall increase was attributable to an increase in both local and national advertising sales, primarily due to an increase in rates.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $55.5 million for the year ended December 31, 2004 from $50.9 million for the year ended December 31, 2003, an increase of

$4.6 million. The increase was primarily attributable to an increase in national representation fees and commissions associated with the increase in net revenue, an increase in the cost of ratings services and an increase in news costs due to the addition or expansion of newscasts in the San Diego, Santa Barbara and Boston markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $21.2 million for the year ended December 31, 2004 from $22.9 million for the year ended December 31, 2003, a decrease of $1.7 million. The decrease was primarily attributable to a one-time recovery of prior year expenses of $1.0 million in accordance with the terms of an amendment to our marketing and sales agreement with Univision. The decrease was also attributable to a reduction of losses incurred by our TeleFutura stations under that marketing and sales agreement with Univision.

Radio

Net Revenue. Net revenue in our radio segment increased to $92.2 million for the year ended December 31, 2004 from $86.5 million for the year ended December 31, 2003, an increase of $5.7 million. Excluding the radio stations sold in Chicago and Fresno in the first half of 2004, net revenue would have increased by $7.9 million during the year ended December 31, 2004. The increase was primarily attributable to a combination of an increase in local advertising sales rates and inventory sold.

Direct Operating Expenses. Direct operating expenses in our radio segment were $35.2 million in each of the years ended December 31, 2004 and 2003. Excluding the radio stations sold in Chicago and Fresno in the first half of 2004, direct operating expenses would have increased $0.8 million during the year ended December 31, 2004. The increase was primarily attributable to an increase in commissions and other sales-related expenses associated with the increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $23.6 million for the year ended December 31, 2004 from $22.7 million for the year ended December 31, 2003, an increase of $0.9 million. Excluding the radio stations sold in Chicago and Fresno in the first half of 2004, selling, general and administrative expenses would have increased $1.7 million during the year ended December 31, 2004. The increase was primarily attributable to an increase in salaries and rent expense.

Outdoor

Net Revenue. Net revenue in our outdoor segment increased to $30.9 million for the year ended December 31, 2004 from $30.2 million for the year ended December 31, 2003, an increase of $0.7 million. The increase was attributable to an increase in local advertising sales, partially offset by a decrease in national advertising sales.

We currently anticipate that net revenue from our outdoor segment will increase moderately in the short term due to increased market demand, which will, in turn, allow us to increase both our rates and our inventory sold.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $21.9 million for the year ended December 31, 2004 from $20.9 million for the year ended December 31, 2003, an increase of $1.0 million. The increase was primarily attributable to higher lease rents for our billboard locations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment increased to $5.0 million for the year ended December 31, 2004 from $4.5 million for the year ended December 31, 2003, an increase of $0.5 million. The increase was primarily attributable to severance amounts paid to the former president of our outdoor division.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Consolidated Operations

Net Revenue. Net revenue increased to $238.0 million for the year ended December 31, 2003 from $218.5 million for the year ended December 31, 2002, an increase of $19.5 million. The overall increase came from our television and radio segments, which together accounted for $19.6 million of the increase. The increase from these segments was attributable to increased advertising sold, increased rates for that inventory, revenue associated with our 2003 acquisitions and increased revenue due to a full year of operations of our 2002 acquisitions. The overall increase in net revenue was partially offset by a decrease in revenue from our outdoor segment of $0.1 million.

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

During 2004, we took the following key actions with respect to matters affecting our liquidity and capital resources:

•	we refinanced our former bank credit facility with a new $400 million senior secured facility; and

•	we repurchased all 5,865,102 shares of our Series A mandatorily redeemable convertible preferred stock from TSG Capital Fund III, L.P. for an aggregate of $128.2 million in two separate transactions.

Please see “Bank Credit Facility” and “Repurchase of Series A Mandatorily Redeemable Convertible Preferred Stock” below.

Bank Credit Facility

In August 2004, we refinanced our former bank credit facility with a new $400 million senior secured facility consisting of a 7 1/2-year $250 million term loan and a 6 1/2-year $150 million revolving facility. The term loan under the new facility has been drawn in full, the proceeds of which were used to refinance outstanding borrowings under our former bank credit facility, to fund the repurchase of the remaining shares of our Series A preferred stock and for general corporate purposes.

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

The term loan bears interest at LIBOR plus a margin of 1.75%, for a total interest rate of 4.31% at December 31, 2004. The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage. As of December 31, 2004, $250 million was outstanding under our bank credit facility and $147 million was available for future borrowings. We had approximately $3 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings.

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

Our bank credit facility contains a mandatory prepayment clause, triggered in the event that we liquidate any assets if the proceeds are not utilized to acquire assets of the same type within 540 days, receive insurance or condemnation proceeds which are not fully utilized toward the replacement of such assets within 180 days. In addition, if we have excess cash flow, as defined in our bank credit facility, in any year starting in 2006, then 100% of that excess cash flow must be used to reduce our outstanding loan balance.

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

Broadcast Cash Flow and EBITDA as Adjusted

Broadcast cash flow (as defined below) increased to $96.7 million for the year ended December 31, 2004 from $80.9 million for the year ended December 31, 2003, an increase of $15.8 million, or 20%. As a percentage of net revenue, broadcast cash flow increased to 37% for the year ended December 31, 2004 from 34% for the year ended December 31, 2003. Broadcast cash flow increased to $80.9 million for the year ended December 31, 2003 from $72.3 million for the year ended December 31, 2002, an increase of $8.6 million, or 12%. As a percentage of net revenue, broadcast cash flow increased to 34% for the year ended December 31, 2003 from 33% for the year ended December 31, 2002.

We currently anticipate that broadcast cash flow will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating and selling, general and administrative expenses.

EBITDA as adjusted (as defined below) increased to $79.9 million for the year ended December 31, 2004 from $66.6 million for the year ended December 31, 2003, an increase of $13.3 million, or 20%. As a percentage of net revenue, EBITDA as adjusted increased to 31% for the year ended December 31, 2004 from 28% for the year ended December 31, 2003. EBITDA as adjusted increased to $66.6 million for the year ended December 31, 2003 from $57.0 million for the year ended December 31, 2002, an increase of $9.6 million, or 17%. As a percentage of net revenue, EBITDA as adjusted increased to 28% for the year ended December 31, 2003 from 26% for the year ended December 31, 2002.

We currently anticipate that EBITDA as adjusted will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating, selling, general and administrative and corporate expenses.

Broadcast cash flow means operating income before corporate expenses, gain (loss) on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash gain (loss) on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility, our ratio of debt to operating cash flow may not exceed 7.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of indebtedness to each of operating cash flow and consolidated cash flow were as follows (in each case as of December 31): 2004, 6.0 to 1; 2003, 5.7 to 1; and 2002, 5.4 to 1. We entered into our new bank credit facility in August 2004 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. For a reconciliation of each of broadcast cash flow and EBITDA as adjusted to net income (loss), their most directly comparable GAAP financial measure, please see page 44.

Cash Flow

Net cash flow provided by operating activities increased to $52.6 million for the year ended December 31, 2004 from $40.5 million for the year ended December 31, 2003. Net cash flow provided by operating activities increased to $40.5 million for the year ended December 31, 2003 from $35.3 million for the year ended December 31, 2002.

Net cash flow provided by investing activities was $0.8 million for the year ended December 31, 2004 compared to net cash flow used in investing activities of $104.5 million for the year ended December 31, 2003. During the year ended December 31, 2004, we received proceeds of $41.5 million from the sale of assets, primarily our radio stations in the Chicago, Illinois and Fresno, California markets. We also received a return on capital from Lotus/Entravision Reps LLC in the amount of $0.3 million. We spent $17.6 million on the acquisition of all of the outstanding capital stock of Diamond Radio, Inc., the owner and operator of radio station KBMB-FM in the Sacramento, California market. We also spent $14.9 million on capital expenditures and acquisition of intangibles and $8.5 million to upgrade the signal of our radio station KDLD-FM in the Los Angeles, California market.

Net cash flow used in financing activities was $26.3 million for the year ended December 31, 2004 compared to net cash flow provided by financing activities of $71.6 million for the year ended December 31,

2003. During the year ended December 31, 2004, we made net borrowings of $105.1 million under our bank credit facilities and paid financing fees of $4.3 million. We spent an aggregate of $128.2 million to repurchase all 5,865,102 shares of our Series A mandatorily redeemable convertible preferred stock from TSG Capital Fund III, L.P. We received net proceeds of $1.1 million from the exercise of stock options issued under our 2000 Omnibus Equity Incentive Plan and from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

During 2005, we anticipate that our maintenance capital expenditures will be approximately $15.5 million, including approximately $2 million in digital television and digital radio capital expenditures. We anticipate paying for these capital expenditures out of net cash flow from operations.

As part of the mandated transition from analog to digital television, full-service television station owners may be required to stop broadcasting analog signals and to relinquish one of their paired analog-digital channels to the FCC at the end of 2006, if the market penetration of digital television receivers reaches certain Congressionally-mandated levels by that time. We currently expect that the cost to complete construction of digital television facilities for all of our full-service television stations, which we are required to do by July 1, 2006, or face losing the stations’ protected coverage areas, will be approximately $9 million. In addition, we are required to broadcast separate digital and analog signals throughout this transition period. We do not expect the incremental costs associated with dual transmission streams to be significant. We intend to finance the conversion to digital television out of net cash flow from operations.

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

Repurchase of Series A Mandatorily Redeemable Convertible Preferred Stock

During the third quarter of 2004, we repurchased all 5,865,102 shares of our Series A mandatorily redeemable convertible preferred stock from TSG Capital Fund III, L.P. in two separate transactions for an aggregate of $128.2 million. The first 2,542,006 shares were repurchased in July 2004 for $55 million, funded by additional borrowings of $50 million under our then existing bank credit facility and available cash on hand of $5 million. The final 3,323,096 shares were repurchased in September 2004 for $73.2 million, funded by activating the multiple-draw term loans available under our new bank credit facility, which loans were included in the facility specifically for the purpose of repurchasing the remaining shares of Series A preferred stock. The price of each repurchase reflected a small premium to the liquidation value at the time of such repurchase. Having now consummated the entire repurchase, no shares of our Series A preferred stock remain issued and outstanding, and we have retired this series of preferred stock. Please see Note 9 to Notes to Consolidated Financial Statements.

Contractual Obligations

We have agreements with certain media research and ratings providers, expiring at various dates through December 2006, to provide television and radio audience measurement services. We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through December 2025.

Our material contractual obligations at December 31, 2004 are as follows (unaudited; in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior subordinated notes	$225,000	$—	$—	$225,000	$—
Bank credit facility and other borrowings	257,975	1,993	7,535	7,072	241,375
Media research and ratings providers	14,930	7,589	5,956	1,317	68
Operating leases and other material contractual obligations (1)	68,600	10,800	16,400	12,600	28,800

Total contractual obligations	$566,505	$20,382	$29,891	$245,989	$270,243

(1)	Does not include month-to-month leases. Includes approximately $0.6 million anticipated to be paid in connection with our settlement with the City of Los Angeles related to our outdoor advertising structures in that market.

We have also entered into employment agreements with certain of our key employees, including Walter F. Ulloa, Philip C. Wilkinson, Jeffery A. Liberman and John F. DeLorenzo. Our obligations under these agreements are not reflected in the table above.

Other than lease commitments, legal contingencies incurred in the normal course of business, employment contracts for key employees and the interest rate swap agreements described more fully in Item 7A below, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries or any interests in or relationships with any variable-interest entities that are not included in our consolidated financial statements.

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

On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. As of December 31, 2004, approximately 328,486 shares had been purchased under the Employee Stock Purchase Plan.

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

We believe that the accounting estimates related to the fair value of our reporting units and indefinite life intangible assets and our estimates of the useful lives of our long-lived assets are “critical accounting estimates” because: (1) goodwill and other intangible assets are our most significant assets, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as on our results of operations, could be material. Accordingly, the assumptions about future cash flows on the assets under evaluation are critical.

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

The impairment evaluation for indefinite life intangible assets is performed by a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to our future cash flows. In addition, each reporting period, we evaluate the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

Long-Lived Assets, Including Intangibles Subject to Amortization

Depreciation and amortization of our long-lived assets is provided using accelerated and straight-line methods over their estimated useful lives. Changes in circumstances, such as the passage of new laws or changes in regulations, technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from initial estimates. In those cases where we determine that the useful life of a long-lived asset should be revised, we will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments or mandated regulatory requirements could result in shortened useful lives.

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

Deferred Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. We have recorded a $45 million tax benefit for net operating losses that are expected to offset future taxable income. Our net operating loss benefits will expire from 2015 to 2023. In order to realize the value of those assets, we would need to generate an aggregate of approximately $131 million of taxable income prior to their expiration. We currently estimate that we will recognize adequate taxable income over the next five to ten years sufficient to realize the value of these assets. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider future taxable income, resolution of tax uncertainties and prudent and feasible tax planning strategies. If we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made.

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue for outdoor advertising space is recognized ratably over the term of the contract, which is typically less than 12 months. Revenue contracts with advertising agencies are recorded at an amount that is net of the commission retained by the agency. Revenue from contacts directly with the advertisers is recorded at gross. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the services are actually provided.

Allowance for Doubtful Accounts

Our accounts receivable consist of a homogeneous pool of relatively small dollar amounts from a large number of customers. We evaluate the collectibility of our trade accounts receivable based on a number of factors. When we are aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

Additional Information

For additional information on our significant accounting policies, please see Note 2 to Notes to Consolidated Financial Statements.

Pending Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the measurement of all share-based payment transactions, including grants of employee stock options and stock purchased through an employee stock purchase plan, be recognized in the financial statements using a fair value-based method.

SFAS No. 123R is effective for all interim and annual periods beginning after June 15, 2005, and so will be effective for us at the beginning of our third quarter of 2005. We currently anticipate applying SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized for (i) all awards granted after the required effective date and for awards modified, cancelled or repurchased after that date and (ii) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS No. 123.

The impact of SFAS No. 123R for us in 2005 and beyond will depend upon various factors, including our future compensation strategy. The pro forma compensation costs presented in our consolidated financial statements and in our prior filings have been calculated using the Black-Scholes option pricing model and may not be indicative of the expense in future periods.

Sensitivity of Critical Accounting Estimates

We have critical accounting estimates that are sensitive to change. The most significant of those sensitive estimates relate to the impairment of intangible assets. Our television reporting unit fair value significantly exceeds its carrying value, but our impairment analysis for each of our radio and outdoor reporting units is sensitive to change as described below.

Radio

We performed an internal valuation of our radio reporting unit and did not find impairment of the reporting unit. However, since our estimated fair value was not significantly greater than the carrying value in our internal valuation, we engaged an independent appraiser experienced in valuing radio broadcast properties to conduct an appraisal of the fair value of our radio reporting unit. The appraiser combined radio properties into market clusters and used two different discounted cash flow models for its valuation. In markets where we had mature stations with established cash flows, the model was based on our actual historical results and expected future cash flows. In markets where stations were not mature and did not have established cash flows, the model was based on the station’s projected ability to serve its market based on its signal coverage of the market. Based on the assumptions and projections included in the appraiser’s analysis, the appraiser concluded that our radio reporting unit’s fair value exceeded its carrying value by approximately $44 million as of October 1, 2004.

Upon receipt of the appraisal, we interviewed representatives of the appraiser at length regarding their findings and the methodologies used in the appraisal, and concluded that their methodologies were among several acceptable methodologies for valuing radio broadcast properties and that the results suggested that no impairment should be recorded with respect to our radio reporting unit. However, if any of the estimates of future cash flows, discount rates or multiples used by the appraiser were to change in any future appraisal, it could affect our impairment analysis and cause us to record an expense for impairment.

Outdoor

We performed an internal valuation of our outdoor reporting unit and as a result of that valuation we believed that the estimated fair value of the outdoor reporting unit was below its carrying value by $48 million, suggesting potential impairment. Since we had an indicator of potential impairment, as required under SFAS No. 142 we estimated the fair value of the entire outdoor reporting unit and allocated the estimated fair value among its components, which consist primarily of fixed assets, customer list and goodwill. After allocating the estimated fair value to the components, our estimated allocation of the implied fair value of the goodwill component exceeded its carrying value, so we determined that there is no impairment of goodwill.

We then evaluated the fixed assets and customer list of our outdoor reporting unit in accordance with SFAS No. 144, as they are classified as long-lived assets. As required under SFAS No. 144, we compared the outdoor reporting unit’s undiscounted cash flows to the carrying value of the reporting unit’s assets. We determined that the sum of its projected undiscounted cash flows, including the estimated value of our billboards, exceeded the carrying value of the reporting unit’s assets, resulting in the recovery of its value and no impairment of the long-lived assets.

In the calculation of the estimated fair value of our outdoor reporting unit, we used a combination of valuation techniques that rely on various assumptions such as estimated discounted future cash flows and multiples of revenue and earnings before interest, taxes, depreciation and amortization. Our estimates of future cash flows assume that we will significantly increase our outdoor revenues as compared with our outdoor expenses, and that our billboards will also increase in value. If those estimates of future cash flows, discount rates or multiples were to change, it could affect our impairment analysis and cause us to record an expense for impairment.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2004. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Off-Balance Sheet Arrangements

We have entered into four no-fee interest rate swap agreements covering an aggregate of 50% of the outstanding balance under our bank credit facility, described more fully in Item 7A below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. Under our bank credit facility, if we exceed certain leverage ratios we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes.

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.75%, for a total interest rate of 4.31% at December 31, 2004. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of December 31, 2004, we had $250 million of variable rate bank debt outstanding. Our bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement. We have four interest rate swap agreements, two with a notional amount of $82.5 million and two with a notional amount of $12.5 million. The first $82.5 million agreement provides for a LIBOR-based rate floor of 1% and rate ceiling of 6% and terminates on March 31, 2005. The second $82.5 million agreement, which begins after the first agreement expires, provides for a LIBOR-based rate floor of 1.78% and rate ceiling of 7% and terminates on March 31, 2006. The two $12.5 million agreements, which begin after the second $82.5 million agreement expires, provide for a LIBOR-based rate floor of 3.1% and rate ceiling of 6% and terminate on October 6, 2006.

Because this portion of our long-term debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. In the event that the LIBOR rate falls below the floor rate, we would still have to pay the floor rate plus the margin based on our leverage at such time. If the LIBOR rate falls near or below the floor rate during the swap agreement period, we would record the fair market value of the swap agreement as a liability on the balance sheet and interest expense on the income statement. In the event that the LIBOR rate rises above the ceiling rate, we would only have to pay the ceiling rate plus the applicable margin. If the LIBOR rate rises near or above the ceiling rate during the swap agreement period, the fair market value of the swap agreement would be recorded as an asset on the balance sheet and a reduction of interest expense on the income statement. Due to the short-term nature of these agreements and our current anticipation that the interest rate floors or ceilings will not be approached during their terms, the estimated fair value of these agreements is not significant as of December 31, 2004.

A one percent increase in our variable interest rate would increase interest expense on an annual basis by approximately $2.5 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating rate debt after giving consideration to our swap agreements. This estimate does not include the effects of other possible occurrences such as actions to mitigate this risk or changes in our financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-31.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.

The evaluation of our disclosure controls and procedures included a review of whether there were any significant deficiencies in the design or operation of such controls and procedures, material weaknesses in such controls and procedures, corrective actions taken with regard to such deficiencies and weaknesses or fraud involving management or other employees with a significant role in such controls and procedures.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were adequate and designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our independent auditors, McGladrey & Pullen, LLP, who have audited and reported on our financial statements, issued an attestation report regarding our assessment of our internal controls over financial reporting. McGladrey’s report is included in this annual report below.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Entravision Communications Corporation

Santa Monica, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Entravision Communications Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Entravision Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Entravision Communications Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Entravision Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entravision Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion.

Pasadena, California
March 10, 2005

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and matters pertaining to our corporate governance policies and procedures are set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Class A/B Directors” and “Corporate Governance” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders scheduled to be held on May 26, 2005. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to and services performed by our independent accountants is set forth in “Proposal 2—Ratification of Appointment of Independent Auditor” under the caption “Audit and Other Fees” in the proxy statement. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements

The consolidated financial statements contained herein are as listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

2. Financial Statement Schedules

Not applicable.

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description
2.1(1)	Asset Purchase Agreement dated as of July 3, 2003, by and among CPK NYC, LLC, Entravision Communications Corporation and Latin Communications Inc.

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2(3)	Second Amended and Restated Bylaws, as adopted on July 11, 2002

4.1(4)	Indenture dated as of March 1, 2002, by and among the registrant, as Issuer, Union Bank of California, N.A., as Trustee, and the Guarantors listed therein

4.2(5)	First Amendment dated as of March 1, 2002 to Exhibit 4.1

4.3(5)	Form of the registrant’s 8.125% Senior Subordinated Note due 2009

4.4(6)	Exchange Agreement, dated as of September 22, 2003, by and between Entravision Communications Corporation and Univision Communications Inc.

10.1(7)†	2000 Omnibus Equity Incentive Plan

10.2*†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(7)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(8)†	Employment Agreement dated August 1, 2000 by and between the registrant and Walter F. Ulloa

10.5(8)†	Employment Agreement dated August 1, 2000 by and between the registrant and Philip C. Wilkinson

10.6(9)†	Employment Agreement effective as of January 1, 2004 by and between the registrant and Jeffery A. Liberman

10.7(8)†	Form of Indemnification Agreement for officers and directors of the registrant

10.8(7)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.9(7)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.10(10)	First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

Exhibit Number	Exhibit Description
10.11(11)	Limited Liability Company Agreement of Lotus/Entravision Reps LLC dated as of August 10, 2001

10.12(12)†	Executive Employment Agreement dated as of December 1, 2002 by and between the registrant and John F. DeLorenzo

10.13(12)†	Consulting Agreement dated as of December 7, 2002 by and between the registrant and Jeanette Tully

10.14(13)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.15(13)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.16(2)†	2004 Equity Incentive Plan

10.17*†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.18*†	Letter Agreement regarding terms of employment of Christopher T. Young, dated February 11, 2004

10.19*†	Summary of Non-Employee Director Compensation

10.20(2)	Share Repurchase Agreement, dated as of June 25, 2004, by and between Entravision Communications Corporation and TSG Capital Fund III, L.P.

10.21(14)	Credit Agreement dated as of August 24, 2004 by and among Entravision Communications Corporation, as the Borrower, Union Bank of California, as Administrative Agent, Goldman Sachs Credit Partners, L.P., as Syndication Agent, and the lenders party thereto

21.1*	Subsidiaries of the registrant

23.1*	Consent of Independent Accountants

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(3)	Incorporated by reference from our Registration Statement on Form S-4, No. 333-102553, filed with the SEC on January 16, 2003.
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 14, 2002.
(5)	Incorporated by reference from our Registration Statement on Form S-4, No. 333-90302, filed with the SEC on June 12, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14, 2003.

(7)	Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.
(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.
(10)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(11)	Incorporated by reference from our Registration Statement on Form S-3, No. 333-81652, filed with the SEC on January 30, 2002, as amended by Post-Effective Amendment No. 1 thereto, filed with the SEC on February 25, 2002.
(12)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on February 14, 2003.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on August 30, 2004.

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 15, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Walter F. Ulloa and John F. DeLorenzo, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman and Chief Executive Officer (principal executive officer)	March 15, 2005

/s/ PHILIP C. WILKINSON Philip C. Wilkinson	President, Chief Operating Officer and Director	March 15, 2005

/s/ JOHN F. DELORENZO John F. DeLorenzo	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2005

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 15, 2005

/s/ DARRYL B. THOMPSON Darryl B. Thompson	Director	March 15, 2005

/s/ MICHAEL S. ROSEN Michael S. Rosen	Director	March 15, 2005

/s/ ESTEBAN E. TORRES Esteban E. Torres	Director	March 15, 2005

/s/ PATRICIA DIAZ DENNIS Patricia Diaz Dennis	Director	March 15, 2005

/s/ JESSE CASSO, JR. Jesse Casso, Jr.	Director	March 15, 2005

ENTRAVISION COMMUNICATIONS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Entravision Communications Corporation

Santa Monica, California

We have audited the consolidated balance sheets of Entravision Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of statements of operations, mandatorily redeemable convertible preferred stock and equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Entravision Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of Entravision Communications Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of Entravision Communications Corporation’s internal control over financial reporting.

Pasadena, California

March 10, 2005

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In thousands, except share and per share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$46,969	$19,806
Trade receivables (including related parties of $56 and $795), net of allowance for doubtful accounts of $5,332 and $4,749	52,568	49,518
Assets held for sale	—	34,683
Prepaid expenses and other current assets (including related parties of $576 and $1,650)	5,271	5,823

Total current assets	104,808	109,830
Property and equipment, net	163,926	170,624
Intangible assets subject to amortization, net	128,347	144,903
Intangible assets not subject to amortization	886,242	862,670
Goodwill	385,977	379,545
Other assets (including related parties of $166 and $277)	20,412	19,396

	$1,689,712	$1,686,968

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,993	$1,191
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $2,416 and $2,261)	29,153	26,568

Total current liabilities	31,264	27,877
Notes payable, less current maturities	480,983	376,424
Other long-term liabilities	3,719	397
Deferred taxes	136,074	124,000

Total liabilities	652,040	528,698

Commitments and contingencies
Series A mandatorily redeemable convertible preferred stock, $0.0001 par value, 2004 none authorized and outstanding; 2003 11,000,000 shares authorized and 5,865,102 outstanding (liquidation value $118,865)	—	112,269

Stockholders’ equity
Preferred stock, $0.0001 par value, 2004 50,000,000 shares authorized and none outstanding; 2003 39,000,000 shares authorized and 369,266 Series U convertible preferred stock outstanding	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2004 59,568,943; 2003 59,434,048	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2004 and 2003 27,678,533	3	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2004 36,926,600; 2003 none	4	—
Additional paid-in capital	1,184,394	1,182,978
Accumulated deficit	(146,735)	(136,986)

	1,037,672	1,046,001
Treasury stock, Class A common stock, $0.0001 par value, 2004 and 2003 5,101 shares	—	—

Total stockholders’ equity	1,037,672	1,046,001

	$1,689,712	$1,686,968

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2004, 2003 and 2002

(In thousands, except share and per share data)

	2004	2003	2002
Net revenue (including related parties of $1,301, $1,219 and $1,229)	$259,053	$237,956	$218,450

Expenses:
Direct operating expenses (including related parties of $11,961, $11,560 and $10,926)	112,574	106,961	100,324
Selling, general and administrative expenses	49,770	50,091	45,823
Corporate expenses (including related-party reimbursements of $0, $2,000 and $0)	16,779	14,298	15,300
Loss (gain) on sale of assets	(3,487)	945	707
Non-cash stock-based compensation (includes direct operating of $0, $113 and $299; selling, general and administrative of $0, $149 and $397; and corporate of $133, $920 and $2,246)	133	1,182	2,942
Depreciation and amortization (includes direct operating of $37,410, $37,088 and $33,774; selling, general and administrative of $4,338, $5,128 and $5,219; and corporate of $1,047, $1,468 and $1,656)	42,795	43,684	40,649

	218,564	217,161	205,745

Operating income	40,489	20,795	12,705
Interest expense	(28,282)	(26,892)	(24,913)
Interest income	456	145	150

Income (loss) before income taxes	12,663	(5,952)	(12,058)
Income tax (expense) benefit	(7,044)	(968)	122

Income (loss) before equity in net earnings of nonconsolidated affiliates	5,619	(6,920)	(11,936)
Equity in net earnings of nonconsolidated affiliates	24	316	213

Income (loss) before discontinued operations	5,643	(6,604)	(11,723)
Gain on disposal of discontinued operations net of tax $350, $6,300 and $0	521	9,346	—
Income (loss) from discontinued operations, net of tax $0, $(13) and $32	—	(475)	1,078

Net income (loss)	6,164	2,267	(10,645)
Accretion of preferred stock redemption value	(15,913)	(11,348)	(10,201)

Net loss applicable to common stockholders	$(9,749)	$(9,081)	$(20,846)

Basic and diluted earnings per share:
Net loss per share from continuing operations applicable to common stockholders	$(0.10)	$(0.16)	$(0.18)
Net income per share from discontinued operations	$0.00	$0.08	$0.01

Net loss per share applicable to common stockholders, basic and diluted	$(0.09)	$(0.08)	$(0.18)

Weighted average common shares outstanding, basic and diluted	105,758,136	112,611,511	119,110,908

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND EQUITY

Years ended December 31, 2002, 2003 and 2004

(In thousands, except share data)

	Series A Mandatorily Redeemable Preferred Stock		Series U Convertible Preferred Stock		Number of Common Shares
	Shares	Amount	Shares	Amount	Class A	Class B	Class C	Class U	Treasury Stock
Balance, December 31, 2001	5,865,102	$90,720	—	$—	66,144,110	27,678,533	21,983,392	—	3,684
Interest earned on subscriptions receivable	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	614,810	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	93,904	—	—	—	—
Accretion of redemption value on preferred stock	—	10,201	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—
Stock options granted to non-employees	—	—	—	—	—	—	—	—	—
Treasury stock repurchase	—	—	—	—	(1,417)	—	—	—	1,417
Stock issued upon conversion of a note and net of $170 issuance costs	—	—	—	—	3,593,859	—	—	—	—
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—

Balance, December 31, 2002	5,865,102	$100,921	—	$—	70,445,266	27,678,533	21,983,392	—	5,101
Issuance of common stock upon exercise of stock options	—	—	—	—	31,600	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	133,935	—	—	—	—
Accretion of redemption value on preferred stock	—	11,348	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—
Stock options granted to non-employees	—	—	—	—	—	—	—	—	—
Stock issued in connection with Big City Radio Inc. acquisition	—	—	—	—	3,766,478	—	—	—	—
Class A and Class C common stock exchanged for Series U preferred stock	—	—	369,266	—	(14,943,231)	—	(21,983,392)	—	—
Net income for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—

Balance, December 31, 2003	5,865,102	$112,269	369,266	$—	59,434,048	27,678,533	—	—	5,101

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND EQUITY—(Continued)

Years ended December 31, 2002, 2003 and 2004

(In thousands, except share data)

	Common Stock				Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
	Class A	Class B	Class C	Class U
Balance, December 31, 2001	$7	$3	$2	$—	$1,097,617	$(3,175)	$(107,059)	$987,395
Interest earned on subscriptions receivable	—	—	—	—	2	—	—	2
Issuance of common stock upon exercise of stock options	—	—	—	—	4,446	—	—	4,446
Issuance of common stock under employee stock purchase plan	—	—	—	—	934	—	—	934
Accretion of redemption value on preferred stock	—	—	—	—	—	—	(10,201)	(10,201)
Amortization of deferred compensation	—	—	—	—	—	2,310	—	2,310
Stock options granted to non-employees	—	—	—	—	331	—	—	331
Treasury stock repurchase	—	—	—	—	(19)	19	—	—
Stock issued upon conversion of a note and net of $170 issuance costs	—	—	—	—	40,471	—	—	40,471
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	(10,645)	(10,645)

Balance, December 31, 2002	$7	$3	$2	$—	$1,143,782	$(846)	$(127,905)	$1,015,043
Issuance of common stock upon exercise of stock options	—	—	—	—	278	—	—	278
Issuance of common stock under employee stock purchase plan	—	—	—	—	797	—	—	797
Accretion of redemption value on preferred stock	—	—	—	—	—	—	(11,348)	(11,348)
Amortization of deferred compensation	—	—	—	—	—	846	—	846
Stock options granted to non-employees	—	—	—	—	336	—	—	336
Stock issued in connection with Big City Radio Inc. acquisition	—	—	—	—	37,785	—	—	37,785
Class A and Class C common stock exchanged for Series U preferred stock	(1)	—	(2)	—	—	—	—	(3)
Net income for the year ended December 31, 2003	—	—	—	—	—	—	2,267	2,267

Balance, December 31, 2003	$6	$3	$—	$—	$1,182,978	$—	$(136,986)	$1,046,001

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND EQUITY—(Continued)

Years ended December 31, 2002, 2003 and 2004

(In thousands, except share data)

	Series A Mandatorily Redeemable Preferred Stock		Series U Convertible Preferred Stock		Number of Common Shares
	Shares	Amount	Shares	Amount	Class A	Class B	Class C	Class U	Treasury Stock
Balance, December 31, 2003	5,865,102	$112,269	369,266	$—	59,434,048	27,678,533	—	—	5,101
Issuance of common stock upon exercise of stock options	—	—	—	—	34,248	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	100,647	—	—	—	—
Accretion of redemption value on preferred stock	—	15,913	—	—	—	—	—	—	—
Stock options granted to non-employees	—	—	—	—	—	—	—	—	—
Proceeds from stock subscription receivable	—	—	—	—	—	—	—	—	—
Repurchase of Series A preferred stock	(5,865,102)	(128,182)	—	—	—	—	—	—	—
Series U preferred stock exchanged for Class U common stock	—	—	(369,266)	—	—	—	—	36,926,600	—
Net income for the year ended December 31, 2004	—	—	—	—	—	—	—	—	—

Balance, December 31, 2004	—	$—	—	$—	59,568,943	27,678,533	—	36,926,600	5,101

	Common Stock				Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
	Class A	Class B	Class C	Class U
Balance, December 31, 2003	$6	$3	$—	$—	$1,182,978	$—	$(136,986)	$1,046,001
Issuance of common stock upon exercise of stock options	—	—	—	—	233	—	—	233
Issuance of common stock under employee stock purchase plan	—	—	—	—	752	—	—	752
Accretion of redemption value on preferred stock	—	—	—	—	—	—	(15,913)	(15,913)
Stock options granted to non-employees	—	—	—	—	133	—	—	133
Proceeds from stock subscription receivable	—	—	—	—	302	—	—	302
Repurchase of Series A preferred stock	—	—	—	—	—	—	—	—
Series U preferred stock exchanged for Class U common stock	—	—	—	4	(4)	—	—	—
Net income for the year ended December 31, 2004	—	—	—	—	—	—	6,164	6,164

Balance, December 31, 2004	$6	$3	$—	$4	$1,184,394	$—	$(146,735)	$1,037,672

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$6,164	$2,267	$(10,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,795	43,684	40,649
Deferred income taxes	5,647	5,813	(377)
Amortization of debt issue costs	2,914	2,104	4,771
Amortization of syndication contracts	280	555	536
Equity in net earnings of nonconsolidated affiliates	(24)	(316)	(213)
Non-cash stock-based compensation	133	1,182	2,942
Loss (gain) on sale of media properties and other assets	(4,008)	(8,401)	707
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(2,910)	(485)	(4,360)
Decrease (increase) in prepaid expenses and other assets	26	(7,466)	(1,914)
Increase in accounts payable, accrued expenses and other liabilities	1,580	1,078	3,301
Effect of discontinued operations	—	493	(134)

Net cash provided by operating activities	52,597	40,508	35,263

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	41,455	18,348	1,372
Purchases of property and equipment and intangibles	(23,338)	(122,853)	(128,559)
Purchase of a business	(17,592)	—	—
Distribution from nonconsolidated affiliate	300	—	—

Net cash provided by (used in) investing activities	825	(104,505)	(127,187)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,081	1,021	3,269
Principal payments on notes payable	(229,151)	(31,571)	(208,453)
Repurchase of Series A preferred stock	(128,182)	—	—
Proceeds from borrowing on notes payable	334,302	103,000	299,011
Payments of deferred debt and offering costs	(4,309)	(848)	(8,038)

Net cash provided by (used in) financing activities	(26,259)	71,602	85,789

Net increase (decrease) in cash and cash equivalents	27,163	7,605	(6,135)

Cash and cash equivalents:
Beginning	19,806	12,201	18,336

Ending	$46,969	$19,806	$12,201

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$25,183	$24,787	$15,132

Income taxes	$1,398	$1,699	$1,879

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$911	$942	$270
Note receivable from disposal of discontinued operations	$—	$1,900	$—
Issuance of Class A common shares for:
Partial payment for Big City Radio stations	$—	$37,785	$—
Repayment of note payable and related accrued interest payable	$—	$—	$40,641
Purchase accounting adjustments for deferred taxes	$—	$—	$13,136
Tax benefit of exercise of options granted in business combinations	$—	$23	$1,190

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of business

Entravision Communications Corporation (together with its subsidiaries, hereinafter, individually and collectively, the “Company”) is a diversified Spanish-language media company utilizing a combination of television, radio and outdoor operations to reach Hispanic consumers in the United States. The Company’s management has determined that as of December 31, 2004 the Company operates in three reportable segments, based upon the type of advertising medium, which consist of television broadcasting, radio broadcasting and outdoor advertising. The Company operates 47 television stations located primarily in the Southwestern United States, consisting primarily of Univision Communications Inc. (“Univision”) affiliated stations. Radio operations consist of 54 operational radio stations, 41 FM and 13 AM, in 21 markets located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. The Company’s outdoor operations consist of approximately 10,900 billboards located primarily in Los Angeles and New York.

Reclassification from discontinued operations

On July 3, 2003, the Company sold substantially all of the assets and certain specified liabilities related to its publishing segment to CPK NYC, LLC for aggregate consideration of approximately $19.9 million. The Company’s consolidated financial statements for all periods presented and related disclosures have been adjusted to reflect the publishing operations as discontinued operations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144 (see Note 3).

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

The Company’s operations are affected by numerous factors, including changes in audience acceptance (i.e., ratings), priorities of advertisers, new laws and governmental regulations and policies and technological advances. The Company cannot predict if any of these factors might have a significant impact on the television, radio and outdoor advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, deferred income taxes and the purchase price allocations used in the Company’s acquisitions.

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

Intangible assets subject to amortization are amortized on a straight-line method over their estimated useful lives (see Note 4). Favorable leasehold interests and pre-sold advertising contracts are amortized over the term of the underlying contracts. Deferred debt costs are amortized over the life of the related indebtedness using a method that approximates the effective interest method.

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

Goodwill and indefinite life intangible assets

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Similarly, the impairment evaluation for indefinite life intangible assets includes a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company also evaluates annually the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

Concentrations of credit risk and trade receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2004, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $2.8 million, $4.3 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The net charge off of bad debts aggregated $2.9, million $2.8 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The carrying amount of the Company’s interest rate swap agreements are at fair market value and any changes to the value would be recorded as an increase or decrease in interest expense. The fair market value of each interest rate swap agreement is determined by estimating the future discounted cash flows of any future payments that may be made under such agreement.

Off-balance sheet financings and liabilities

Other than lease commitments, legal contingencies incurred in the normal course of business, employment contracts for key employees and the interest rate swap agreements (see Notes 6, 8 and 12), the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material variable-interest entities that are not included in the consolidated financial statements.

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

Advertising costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $1.4 million, $1.2 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Legal costs

Amounts incurred for legal costs that pertain to loss contingencies are expensed as incurred.

Repairs and Maintenance

All costs associated with repairs and maintenance are expensed as incurred.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue for outdoor advertising space is recognized ratably over the term of the contract, which is typically less than 12 months. Revenue for contracts with advertising agencies is recorded at an amount that is net of the commission retained by the agency. Revenue from contracts directly with the advertisers is recorded at gross. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the services are actually provided.

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

Trade transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $2.3 million, $2.5 million and $4.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Trade costs were approximately $2.0 million, $2.9 million and $5.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-based compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, nonemployee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and loss per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the years ended December 31 (in thousands, except per share data):

	2004	2003	2002
Net loss applicable to common stockholders
As reported	$(9,749)	$(9,081)	$(20,846)
Less total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(9,707)	(10,843)	(8,544)

Pro forma	$(19,456)	$(19,924)	$(29,390)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.09)	$(0.08)	$(0.18)

Pro forma	$(0.18)	$(0.18)	$(0.25)

Beginning in the third quarter of 2005, the Company will adopt SFAS No. 123R, “Share-Based Payment.” See “Pending Accounting Pronouncement” below.

Loss per share

Basic loss per share is computed as net loss less accretion of preferred stock redemption value, premium paid on early redemption and accrued dividends on Series A mandatorily redeemable convertible preferred stock divided by the weighted average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

For the years ended December 31, 2004, 2003 and 2002, all dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on loss per share. For the year ended December 31, 2004, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted loss per share if their effect was not antidilutive is as follows: 350,010 equivalent shares of stock options and shares purchased under the Employee Stock Purchase Plan. The Company had 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock, which would result in an incremental number of shares for diluted earnings per share if their effect was not antidilutive for the years ended December 31, 2003 and 2002. In addition, 158,740 unvested stock grants subject to repurchase would result in an incremental number of shares for diluted earnings per share if their effect was not antidilutive for the year ended December 31, 2002.

As discussed below, the Series U preferred stock held by Univision was converted into shares of the Company’s new Class U common stock on July 1, 2004. If the Series U preferred stock had been treated as common stock outstanding since January 1, 2004, the basic weighted average common shares outstanding would have been 124,120,544 for the year ended December 31, 2004. The basic net loss per share would have changed from $(0.09) to $(0.08) for the year ended December 31, 2004.

Comprehensive income

For the years ended December 31, 2004, 2003 and 2002, the Company had no components of comprehensive income.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pending accounting pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the measurement of all share-based payment transactions, including grants of employee stock options and stock purchased through an employee stock purchase plan, be recognized in the financial statements using a fair value-based method.

SFAS No. 123R is effective for all interim and annual periods beginning after June 15, 2005, and so will be effective for the Company at the beginning of its third quarter of 2005. The Company currently anticipates applying SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and for awards modified, cancelled or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS No. 123.

The impact of SFAS No. 123R on the Company in 2005 and beyond will depend upon various factors, including its future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using the Black-Scholes option pricing model and may not be indicative of the expense in future periods.

3. ACQUISITIONS AND DISPOSITIONS

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

During the years ended December 31, 2004, 2003 and 2002, the Company made the material acquisitions discussed in the following paragraphs, some of which were asset acquisitions and did not constitute a business. All business acquisitions have been accounted for as purchase business combinations with the operations of the businesses included subsequent to their acquisition dates. The allocation of the respective purchase prices is generally based upon management’s estimates of the discounted future cash flows to be generated from the media properties for intangible assets, and replacement cost for tangible assets. Deferred income taxes are provided for temporary differences based upon management’s best estimate of the tax basis of acquired assets and liabilities that will ultimately be accepted by the applicable taxing authority.

2004 Acquisitions

In September 2004, the Company acquired all of the outstanding capital stock of Diamond Radio, Inc., the owner and operator of radio station KBMB-FM in the Sacramento, California market for an aggregate purchase price of $17.6 million. The Company evaluated the transferred set of activities, assets, inputs, outputs and processes associated with this acquisition and determined that it constituted a business. As such, the Company

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for this acquisition as a business combination in accordance with SFAS No. 141. The Company expects to achieve efficiencies through economies of scale and an increased presence in the Sacramento market, which supported its recorded value of goodwill.

The only change in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 is $6.4 million from the acquisition described above. This increase in goodwill is not expected to be deductible for income tax purposes.

The following table illustrates the effect on the consolidated statements of operations for the years ended December 31, 2004 and 2003, had the unaudited operating results of Diamond Radio, Inc. been included in these reporting periods from the beginning of 2003:

	Entravision Communications Corporation	Diamond Radio Inc.	Pro Forma
		(unaudited)
Year ending December 31, 2004
Net revenue	$259,053	$2,687	$261,740
Net income (loss) applicable to common stockholders	(0.09)	87	(9,662)

Loss per share	$(0.09)		$(0.09)

Year ending December 31, 2003
Net revenue	$237,956	$2,540	$240,496
Net loss applicable to common stockholders	(9,081)	(120)	(9,201)

Loss per share	$(0.08)		$(0.08)

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

The Company evaluated the transferred set of activities, assets, inputs, outputs and processes in each of these acquisitions and determined that none of these acquisitions constituted a business.

2002 Acquisitions

During 2002, the Company acquired four television stations—one in each of El Paso, Texas, Corpus Christi, Texas, San Angelo, Texas and Monterey-Salinas, California—for an aggregate purchase price of approximately $20.1 million. Additionally, the Company acquired four radio stations—one in each of Denver, Colorado, Aspen, Colorado, Dallas, Texas and Las Vegas, Nevada—for an aggregate purchase price of approximately $90 million. The Company evaluated the transferred set of activities, assets, inputs, outputs and processes in each of these acquisitions and determined that none of these acquisitions constituted a business.

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

The following is a summary of the purchase price allocation for the Company’s 2004, 2003 and 2002 acquisitions (in millions):

	2004	2003	2002
Current and other assets, net of cash acquired	$0.6	$—	$—
Property and equipment	0.4	1.8	5.2
Intangible assets	22.8	142.2	104.9
Current and other liabilities	(0.1)	—	—
Deferred taxes	(6.1)	—	—
Estimated fair value of properties exchanged	—	—	(0.2)
Issuance of common stock	—	(37.8)	—
Less cash deposits from prior year	—	(1.0)	(0.7)

Net cash paid	$17.6	$105.2	$109.2

Intangible assets acquired in connection with the 2004 acquisition are as follows (in thousands):

Intangible assets subject to amortization
Pre-sold contracts	$482
Favorable leases	119
Intangible assets not subject to amortization
FCC license, non-amortizable	15,724
Goodwill	6,432

$22,757

Dispositions

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

None of the 2004 dispositions qualify as a sale of a business, nor are they a component of an entity. Accordingly, none of the 2004 dispositions qualify for discontinued operations presentation, and no goodwill has been allocated to such dispositions.

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

As a result of the Company’s decision to sell its publishing segment, the Company’s consolidated financial statements for all periods presented and related disclosures have been adjusted to reflect the publishing operations as discontinued operations in accordance with SFAS No. 144. The Company has not made any allocation of interest expense or corporate expense to discontinued operations.

Summarized statements of operations data for the years ended December 31 consists of (in thousands):

	2004	2003	2002
Net revenue	$—	$9,983	$20,019
Net income from discontinued operations	521	8,871	1,078

Transactions completed in 2005

In February 2005, the Company acquired the assets of radio station KAIQ-FM in the Lubbock, Texas market for approximately $1.7 million.

Also in February 2005, the Company acquired television stations KVTF-CA and KTFV-CA in the McAllen, Texas market and television station KETF-CA in the Laredo, Texas market, for an aggregate of approximately $3.8 million.

Pending transactions

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

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

The Company completed its annual goodwill and indefinite life intangible asset impairment evaluations as of October 1, 2004 and 2003, and has concluded that no impairment exists. Therefore, as a result of these impairment evaluations, no impairment charges were recorded during the years ended December 31, 2004, 2003 and 2002.

The change in the carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2004 and 2003 is as follows (in thousands):

	Television	Radio	Outdoor	Total
Balance as of December 31, 2003 and 2002	$36,299	$282,171	$61,075	$379,545
Acquisition of Diamond Radio, Inc.	—	6,432	—	6,432

Balance as of December 31, 2004	$36,299	$288,603	$61,075	$385,977

The composition of the Company’s acquired intangible assets and the associated accumulated amortization is as follows as of December 31, 2004 and 2003 (in thousands):

	Weighted average remaining life in years	2004			2003
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	17	$62,591	$23,147	$39,444	$62,591	$20,827	$41,764
Customer base	6	136,652	53,927	82,725	136,652	38,887	97,765
Other	9	35,370	29,192	6,178	33,579	28,205	5,374

Total intangible assets subject to amortization		$234,613	$106,266	128,347	$232,822	$87,919	144,903

Intangible assets not subject to amortization:
FCC licenses				845,444			821,872
Time brokerage agreements				40,798			40,798

Total intangible assets not subject to amortization				886,242			862,670

Total intangible assets				$1,014,589			$1,007,573

The aggregate amount of amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $18.4, $19.2 million and $18.4 million, respectively. Estimated amortization expense for each of the years ending December 31, 2005 through 2009 ranges from $18.0 million to $18.5 million per year.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. CONSOLIDATED BALANCE SHEET INFORMATION

Property and equipment

Property and equipment at December 31 consists of (in millions):

	Estimated useful life (years)	2004	2003
Buildings	39	$105.4	$103.6
Construction in progress	—	4.2	7.9
Transmission, studio and other broadcast equipment	5-15	113.3	101.7
Office and computer equipment	3-7	18.2	15.8
Transportation equipment	5	4.5	4.0
Leasehold improvements and land improvements	Lesser of lease life or useful life	12.0	7.1

		257.6	240.1
Less accumulated depreciation and amortization		106.8	83.3

		150.8	156.8
Land		13.1	13.8

		$163.9	$170.6

As of December 31, 2004, the Company decided not to sell land in the San Jose, California market that had previously been classified as held for sale and valued at approximately $4.9 million. As a result, the entire value of the land previously classified as held for sale was reclassified as land in use on the balance sheet.

Accounts payable and accrued expenses

Accounts payable and accrued expenses at December 31 consist of (in millions):

	2004	2003
Accounts payable	$3.4	$3.4
Accrued payroll and compensated absences	6.5	5.7
Income taxes payable	0.1	0.1
Accrued bonuses	1.3	1.3
Professional fees and transaction costs	0.9	1.1
Accrued interest	5.6	5.4
Deferred revenue	3.2	1.8
Accrued national representation fees	1.8	1.6
Other	6.4	6.2

	$29.2	$26.6

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LONG-TERM DEBT AND NOTES PAYABLE

Notes payable at December 31 are summarized as follows (in millions):

	2004	2003
Credit facility	$250.0	$144.0
8.125% Senior Subordinated notes, due 2009	225.0	225.0
Time brokerage contract payable, due in annual installments of $1 million bearing interest at 5.806% through June 2011	7.0	8.0
Other	1.0	0.6

	483.0	377.6
Less current maturities	2.0	1.2

	$481.0	$376.4

Credit facility

In 2004, the Company refinanced its former bank credit facility with a new $400 million senior secured facility consisting of a 7½-year $250 million term loan and a 6 1/2-year $150 million revolving facility. The term loan under the new facility has been drawn in full, the proceeds of which were used to refinance outstanding borrowings under the Company’s former bank credit facility, to fund the repurchase of the remaining shares of the Company’s Series A preferred stock and for general corporate purposes.

The term loan matures in 2012 and is subject to automatic quarterly reductions starting on December 31, 2005. The revolving facility expires in 2011 and is subject to automatic quarterly reductions starting on December 31, 2008. The Company’s ability to make additional borrowings under the bank credit facility is subject to compliance with certain financial ratios and other conditions set forth in the bank credit facility.

The bank credit facility is secured by substantially all of the Company’s assets, as well as the pledge of the stock of substantially all subsidiaries, including a special purpose subsidiary formed to hold the Company’s FCC licenses.

The term loan bears interest at LIBOR plus a margin of 1.75%, for a total interest rate of 4.31% at December 31, 2004. The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on the Company’s leverage. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage. As of December 31, 2004, $250 million was outstanding under the bank credit facility and $147 million was available for future borrowings. The Company had approximately $3 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings.

The bank credit facility contains customary events of default. If an event of default occurs and is continuing, the Company might be required to repay all amounts then outstanding under the bank credit facility. Lenders holding more than 50% of the loans and commitments under the bank credit facility may elect to accelerate the maturity of loans upon the occurrence and during the continuation of an event of default.

The bank credit facility contains a mandatory prepayment clause, triggered in the event that the Company liquidates any assets if the proceeds are not utilized to acquire assets of the same type within 540 days, receive insurance or condemnation proceeds which are not fully utilized toward the replacement of such assets within 180 days. In addition, if the Company has excess cash flow, as defined in the bank credit facility, in any year starting in 2006, then 100% of that excess cash flow must be used to reduce the Company’s outstanding loan balance.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The bank credit facility contains certain financial covenants relating to maximum total debt ratio, minimum total interest coverage ratio and fixed charge coverage ratio. The covenants become increasingly restrictive in the later years of the bank credit facility. The bank credit facility also requires the Company to maintain FCC licenses for broadcast properties and contains restrictions on the incurrence of additional debt, the payment of dividends, the making of acquisitions and the sale of assets over a certain limit. Additionally, the Company is required to enter into interest rate agreements if the Company’s leverage exceeds certain limits.

The Company has entered into four no-fee interest rate swap agreements covering an aggregate of 50% of the outstanding balance under its bank credit facility. Two of the interest rate swap agreements have a notional amount of $82.5 million and the remaining two have a notional amount of $12.5 million. The first $82.5 million agreement provides for a LIBOR-based rate floor of 1% and rate ceiling of 6% and terminates on March 31, 2005. The second $82.5 million agreement, which begins after the first agreement expires, provides for a LIBOR-based rate floor of 1.78% and rate ceiling of 7% and terminates on March 31, 2006. The two $12.5 million agreements, which begin after the second $82.5 million agreement expires, provide for a LIBOR-based rate floor of 3.1% and rate ceiling of 6% and terminate on October 6, 2006. Due to the short-term nature of these agreements and the projection that the interest rate floors or ceilings will not be approached during their terms, the estimated fair value of these agreements is not significant as of December 31, 2004.

The Company can draw on the revolving facility without prior approval for working capital needs and for acquisitions having an aggregate maximum consideration of $25 million or less. Acquisitions having an aggregate maximum consideration of greater than $25 million but less than or equal to $100 million are conditioned upon the Company’s delivery to the agent bank of a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised revenue projections for the acquired properties. For acquisitions having an aggregate maximum consideration in excess of $100 million, majority lender consent of the bank group is required.

Senior subordinated notes

The Company has senior subordinated notes (“Notes”) in the amount of $225 million that were outstanding at December 31, 2004 and 2003. The Notes bear interest at 8.125% payable in cash semi-annually, in arrears on March 15 and September 15 each year. The Notes mature on March 15, 2009 and are subordinated to all senior debt. The Company may redeem any or all of the Notes at any time on or after March 15, 2006 at a redemption price equal to 104.063% of the Notes’ principal. The redemption price declines ratably thereafter to par, plus accrued and unpaid interest. Prior to March 15, 2005, the Company may redeem up to 35% of the Notes with the net proceeds of a qualified equity offering at a redemption price equal to 108.125% of the Notes’ principal, plus accrued and unpaid interest. In addition, upon certain conditions of a change of control, the Company may be required to redeem the Notes in cash equal to 101% of the Notes’ principal, plus accrued and unpaid interest.

All of the Company’s wholly owned subsidiaries guarantee the senior subordinated notes except one subsidiary. The guarantees are full and unconditional and joint and several. The subsidiary that does not guarantee the senior subordinated notes is the special purpose entity that owns all of the Company’s FCC licenses, and such entity has no other operations. The carrying value of the FCC licenses is approximately $845 million as of December 31, 2004. There is no limitation on the amount of assets that may be transferred to the parent company other than the FCC licenses.

The Notes contain certain restrictive financial covenants, including those relating to the incurrence of additional debt or preferred stock, the payment of dividends, acquisitions and the sale of assets over a certain limit.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate maturities of long-term debt and notes payable at December 31, 2004 are as follows (in millions):

Amount
2005	$2.0
2006	3.8
2007	3.7
2008	3.6
2009	228.5
Thereafter	241.4

$483.0

7. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31 is as follows (in millions):

	2004	2003	2002
Current
Federal	$—	$—	$—
State	1.2	1.4	—
Foreign	0.2	0.3	0.3
Deferred	5.6	(0.7)	(0.4)

	$7.0	$1.0	$(0.1)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pre-tax income for the years ended December 31 due to the following (in millions):

	2004	2003	2002
Computed “expected” tax (benefit)	$4.4	$(2.1)	$(3.8)
Change in income tax resulting from:
State taxes, net of federal benefit	2.4	0.8	—
Non-deductible expenses	0.2	0.6	1.7
Reduction of state net operating loss carryforward	—	1.5	1.7
Other	—	0.2	0.3

	$7.0	$1.0	$(0.1)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities at December 31 consist of the following (in millions):

	2004	2003
Deferred tax assets:
Accrued expenses	$2.2	$2.3
Accounts receivable	2.1	1.9
Net operating loss carryforward	45.5	44.7
Stock-based compensation	0.6	0.5

	50.4	49.4

Deferred tax liabilities:
Intangible assets	(172.7)	(159.6)
Property and equipment	(13.8)	(13.8)

	(186.5)	(173.4)

	$(136.1)	$(124.0)

The deferred tax amounts have been classified as long-term liabilities in the accompanying balance sheets at each of December 31, 2004 and 2003.

The Company has federal net operating loss carryforwards of approximately $131 million that expire through 2023 as follows (in millions):

Year	Amount
2015	$47

2021	21

2022	42

2023	21

$131

No valuation allowance is provided for net operating loss carryforward amounts as management believes it is more likely than not that future taxable income will recover this asset. The Company’s utilization of its available net operating loss carryforwards against future taxable income is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

8. CONTRACTUAL OBLIGATIONS

The Company has agreements with certain media research and ratings providers, expiring at various dates through December 2006, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of $15.1 million. The annual commitments range from $0.1 million to $7.6 million.

The Company leases facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through November 2050.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s corporate headquarters are located in Santa Monica, California. The Company leases approximately 13,000 square feet of space in the building housing its corporate headquarters under a lease expiring in 2007. The Company also leases approximately 38,000 square feet of space in the building housing its radio network and its outdoor division headquarters in Los Angeles, California, under a lease expiring in 2016. In addition, the Company leases a back-up radio network facility in Campbell, California, from which it could broadcast its radio network.

The types of properties required to support each of the Company’s television and radio stations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of the Company’s office, studio and tower facilities are leased pursuant to long-term leases. The Company also owns the buildings and/or land used for office, studio and tower facilities at certain of its television and/or radio properties. The Company owns substantially all of the equipment used in its television and radio broadcasting business. Substantially all of the Company’s outdoor advertising structures are located on property pursuant to leases that automatically renew unless either the property owner or the Company opts out upon proper notice.

The approximate future minimum lease payments under these operating leases at December 31, 2004 are as follows (in millions):

Amount
2005	$10.2
2006	9.2
2007	7.2
2008	6.6
2009	6.0
Thereafter	28.8

$68.0

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $27.1 million, $25.2 million and $23.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Employment agreements

The Company has entered into employment agreements (the “Agreements”) with two executive officers, who are also stockholders and directors, through August 2005. The Agreements provide that a minimum annual base salary and a bonus be paid to each of the executives. The Company accrued approximately $0.9 million, $0.9 million and $0.5 million of bonuses payable to these executives for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, the Agreements provide for a continuation of each executive’s annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Agreements.

9. STOCKHOLDERS’ EQUITY

The Second Amended and Restated Certificate of Incorporation of the Company authorizes both common and preferred stock.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock

The common stock has three classes, identified as A, B and U. The Class A common stock and Class B common stock have similar rights and privileges, except that the Class B common stock is entitled to ten votes per share as compared to one vote per share for the Class A common stock. Each share of Class B common stock is convertible at the holder’s option into one fully paid and nonassessable share of Class A common stock and is required to be converted into one share of Class A common stock upon the occurrence of certain events as defined in the Second Amended and Restated Certificate of Incorporation.

The Class U common stock, which is held by Univision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share (subject to adjustment for stock splits, dividends or combinations) of the Company’s Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision. Prior to the adoption of the Second Amended and Restated Certificate of Incorporation by the Company’s stockholders in May 2004, the Company also had Class C common stock, which was held entirely by Univision and which ultimately was exchanged for the Company’s Series U preferred stock, as described below.

On March 19, 2001, the Board approved a stock repurchase program. The Company is authorized to repurchase up to $35.0 million of outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. The Company intends to finance stock repurchases, if and when made, with available cash on hand and cash provided by operations. No shares of Class A common stock had been repurchased under the stock repurchase program up through December 31, 2004.

Preferred stock

The Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001, in one or more series. The Board is authorized to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series as well as any qualifications, limitations or restrictions. As of December 31, 2004, the Company had no shares of preferred stock outstanding.

The Company previously had designated 11,000,000 shares of preferred stock as Series A mandatorily redeemable convertible preferred stock, of which 5,865,102 shares were issued and held by TSG Capital Fund III, L.P. In July 2004, the Company repurchased 2,542,006 shares of Series A preferred stock for $55 million. The Company repurchased the remaining 3,323,096 shares of Series A preferred stock in September 2004 for $73.2 million. The $55 million and $73.2 million payments included premiums of approximately $3.7 million and $3.6 million to such shares’ carrying value (or $1.3 million and $1.5 million premiums to the liquidation value), respectively, as of the dates of the repurchases. These premiums were included in accretion of preferred stock redemption value and are reflected as a reduction in the Company’s net income applicable to common stockholders and the related earnings per share for the year ended December 31, 2004.

The Company had also previously designated 369,266 shares of preferred stock as Series U preferred stock, and all of such shares were issued to Univision in September 2003 in exchange for the shares of the Company’s Class A and Class C common stock that it had previously owned. The Series U preferred stock was mandatorily convertible into common stock when and if the Company created a new class of common stock that generally had the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference). The Company’s stockholders approved the creation of such a new class of common stock, the Class U common stock described above, during the second quarter of 2004, and the shares of Series U preferred stock held by Univision were converted into 36,926,600 shares of Class U common stock effective as of July 1, 2004. See Note 11.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, both the Series A preferred stock and the Series U preferred stock had been retired and the shares issued under such series had resumed the status of authorized but unissued shares of preferred stock.

10. EQUITY INCENTIVE PLANS

In May 2004, the Company adopted its 2004 Equity Incentive Plan (“2004 Plan”), which replaced its 2000 Omnibus Equity Incentive Plan (“2000 Plan”). The 2000 Plan had allowed for the award of up to 11,500,000 shares of Class A common stock. The 2004 Plan allows for the award of up to 10,000,000 shares of Class A common stock, plus any grants remaining available at its adoption date under the 2000 Plan. Awards under the 2004 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or stock units. The Plan is administered by a committee appointed by the Board. This committee determines the type, number, vesting requirements and other features and conditions of such awards.

The Company has issued stock options to various employees and non-employee directors of the Company in addition to non-employee service providers under both the 2004 Plan and the 2000 Plan.

The following is a summary of stock option activity for the years ended December 31 (in thousands, except per share data):

	2004		2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Number of shares under stock options:
Outstanding at beginning of year	7,788	$12.51	6,924	$13.96	5,595	$14.38
Granted	2,450	9.94	1,835	6.93	2,297	11.47
Exercised	34	6.81	32	8.76	615	7.22
Forfeited	1,293	12.78	939	12.49	353	16.08

Outstanding at end of year	8,911	11.71	7,788	12.51	6,924	13.96

Available to grant at end of year	11,386		2,632		3,528

Exercisable at end of year	4,105	13.63	3,273	14.71	2,131	14.97

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.90–16.69	2,768,606	5.70	$16.50	2,284,050	$16.50
$10.03–13.37	4,030,094	8.03	10.71	1,259,177	11.09
$ 6.49–9.95	2,111,945	8.38	7.34	561,678	7.65

	8,910,645	7.39	11.71	4,104,905	13.63

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s 2004, 2003 and 2002 fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Weighted average fair value of options granted	$6.15	$4.48	$8.22
Expected volatility	60% to 66%	67% to 72%	72% to 82%
Risk free interest rate	2.87% to 3.93%	2.27% to 3.37%	5.40%
Expected lives	6 years	6 years	6 years
Dividend rate	—	—	—

In January 2005, the Company granted options to acquire approximately three million shares of stock at $7.86 per share.

The Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”) provides that the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the ten calendar years beginning in 2002. All of the Company’s employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their compensation withheld to purchase shares during each offering period. The purchase price of the stock is 85% of the lower of the day preceding the beginning-of-period or end-of-period closing market price. There was approximately $0.8 million withheld from employees for the offering periods in each of the years ended December 31, 2004 and 2003.

Beginning in the third quarter of 2005, the Company will adopt SFAS No. 123R, “Share-Based Payment.” See Note 2—“Pending Accounting Pronouncement” above.

11. RELATED-PARTY TRANSACTIONS

Univision currently owns approximately 30% of the Company’s common stock on a fully-converted basis. In connection with Univision’s merger with Hispanic Broadcasting Corporation (“HBC”) in September 2003, Univision entered into an agreement with the U.S. Department of Justice (“DOJ”), pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of the Company will not exceed 15% by March 26, 2006 and 10% by March 26, 2009.

Also pursuant to Univision’s agreement with the DOJ, Univision exchanged all 36,926,623 of its shares of the Company’s Class A and Class C common stock that it previously owned (14,943,231 shares of Class A common stock and 21,983,392 shares of Class C common stock) for 369,266 shares of the Company’s Series U preferred stock in September 2003. The Series U preferred stock was mandatorily convertible into common stock when and if the Company created a new class of common stock that generally had the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference). The Company’s stockholders approved the creation of such a new class of common stock, the Class U common stock, during the second quarter of 2004, and the 369,266 shares of the Company’s Series U preferred stock held by Univision were converted into 36,926,600 shares of the Company’s new Class U common stock effective as of July 1, 2004. Neither the original exchange of Univision’s Class A and Class C common for Series U preferred stock, nor the subsequent conversion of such Series U preferred stock into Class U common stock, changed Univision’s overall equity interest in the Company, nor did either have any impact on the Company’s existing television station affiliation agreements with Univision.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Univision provides network compensation to the Company and acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. In 2003, Univision also reimbursed the Company for corporate expenses the Company incurred in connection with Univision’s merger with HBC. The following table reflects the related-party balances with Univision and other related parties (in thousands):

	Univision			Other			Total
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Trade receivables	$21	$795	$208	$35	$—	$42	$56	$795	$250
Other current assets	—	—	—	576	1,650	972	576	1,650	972
Other assets	—	—	—	166	277	340	166	277	340
Advances payable	—	—	—	118	118	118	118	118	118
Accounts payable	1,702	2,261	988	714	—	784	2,416	2,261	1,772
Net revenue	1,301	1,219	1,229	—	—	—	1,301	1,219	1,229
Direct operating expenses (1)	9,602	8,479	10,852	2,359	3,081	74	11,961	11,560	10,926
Corporate expense reimbursement	—	2,000	—	—	—	—	—	2,000	—

(1)	Consists primarily of national representation fees paid to Univision and Lotus/Entravision Reps LLC.

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

13. SEGMENT DATA

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There were no significant sources of revenue generated outside the United States during the years ended December 31, 2004, 2003 and 2002. Additionally, there were no significant assets held outside the United States.

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

	Years Ended December 31,
	2004	2003	2002
Net Revenue
Television	$135,866	$121,221	$112,405
Radio	92,239	86,526	75,720
Outdoor	30,948	30,209	30,325

Consolidated	259,053	237,956	218,450

Direct operating expenses
Television	55,498	50,909	49,078
Radio	35,182	35,160	30,657
Outdoor	21,894	20,892	20,589

Consolidated	112,574	106,961	100,324

Selling, general and administrative expenses
Television	21,195	22,903	21,104
Radio	23,615	22,693	20,582
Outdoor	4,960	4,495	4,137

Consolidated	49,770	50,091	45,823

Depreciation and amortization
Television	14,126	14,786	14,478
Radio	7,292	7,798	8,241
Outdoor	21,377	21,100	17,930

Consolidated	42,795	43,684	40,649

Segment operating profit (loss)
Television	45,047	32,623	27,745
Radio	26,150	20,875	16,240
Outdoor	(17,283)	(16,278)	(12,331)

Consolidated	53,914	37,220	31,654

Corporate expenses	16,779	14,298	15,300
Loss (gain) on sale of assets	(3,487)	945	707
Non-cash stock-based compensation	133	1,182	2,942

Operating income	$40,489	$20,795	$12,705

Capital expenditures
Television	$10,494	$8,799	$13,680
Radio	3,311	8,362	5,207
Outdoor	1,767	500	646

Consolidated	$15,572	$17,661	$19,533

Total assets
Television	$420,588	$393,607	$392,086
Radio	1,053,754	1,024,911	921,430
Outdoor	215,370	233,767	255,483
Assets held for sale	—	34,683	4,482

Consolidated	$1,689,712	$1,686,968	$1,573,481

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

Year ended December 31, 2004:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$52,048	$68,945	$70,024	$68,036	$259,053
Net income (loss)	(5,225)	5,091	3,689	2,609	6,164
Net income (loss) applicable to common stock	(8,256)	1,978	(6,080)	2,609	(9,749)
Basic net income (loss) per share	(0.09)	0.02	(0.05)	0.02	(0.09)
Diluted net income (loss) per share	(0.09)	0.02	(0.05)	0.02	(0.09)

Year ended December 31, 2003:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$48,270	$64,148	$64,419	$61,119	$237,956
Net income (loss)	(6,652)	1,176	9,010	(1,267)	2,267
Net income (loss) applicable to common stock	(9,376)	(1,623)	6,136	(4,218)	(9,081)
Net income (loss) per share, basic and diluted	(0.08)	(0.01)	0.05	(0.05)	(0.08)