Form 10-Q
period 2005-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2005-05-06
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 4, 2005, there were 59,663,670 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 36,926,600 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors” beginning on page 29 of our Annual Report on Form 10-K for the year ended December 31, 2004.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$42,311	$46,969
Trade receivables (including related parties of $42 and $56), net of allowance for doubtful accounts of $5,363 and $5,332	46,541	52,568
Prepaid expenses and other current assets (including related parties of $1,290 and $576)	6,443	5,271

Total current assets	95,295	104,808
Property and equipment, net	161,520	163,926
Intangible assets subject to amortization, net	125,091	128,347
Intangible assets not subject to amortization	891,130	886,242
Goodwill	385,833	385,977
Other assets (including related parties of $167 and $166)	19,490	20,412

	$1,678,359	$1,689,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,576	$1,993
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $2,461 and $2,416)	24,400	29,153

Total current liabilities	27,094	31,264
Notes payable, less current maturities	480,243	480,983
Other long-term liabilities	3,906	3,719
Deferred taxes	133,071	136,074

Total liabilities	644,314	652,040

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value, 2005 and 2004 50,000,000 shares authorized and none outstanding	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2005 59,651,170; 2004 59,568,943	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2005 and 2004 27,678,533	3	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2005 and 2004 36,926,600	4	4
Additional paid-in capital	1,185,252	1,184,394
Accumulated deficit	(151,220)	(146,735)

	1,034,045	1,037,672
Treasury stock, Class A common stock, $0.0001 par value, 2005 and 2004 5,101 shares	—	—

Total stockholders’ equity	1,034,045	1,037,672

	$1,678,359	$1,689,712

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended March 31,
	2005	2004
Net revenue (including related parties of $150 and $262)	$57,155	$52,048

Expenses:
Direct operating expenses (including related parties of $2,355 and $2,260)	27,305	26,002
Selling, general and administrative expenses	12,668	12,658
Corporate expenses	4,147	4,013
Gain on sale of assets	—	(1,004)
Non-cash stock-based compensation (comprised entirely of corporate expenses)	292	(40)
Depreciation and amortization (includes direct operating of $9,992 and $9,346; selling, general and administrative of $1,198 and $1,158; and corporate of $241 and $283)	11,431	10,787

	55,843	52,416

Operating income (loss)	1,312	(368)
Interest expense	(8,181)	(6,872)
Interest income	148	90

Loss before income taxes	(6,721)	(7,150)
Income tax benefit	2,362	2,036

Loss before equity in net loss of nonconsolidated affiliates	(4,359)	(5,114)
Equity in net loss of nonconsolidated affiliates	(126)	(111)

Net loss	(4,485)	(5,225)
Accretion of preferred stock redemption value	—	(3,031)

Net loss applicable to common stockholders	$(4,485)	$(8,256)

Basic and diluted earnings per share:
Net loss per share applicable to common stockholders, basic and diluted	$(0.04)	$(0.09)

Weighted average common shares outstanding, basic and diluted	124,208,936	87,140,507

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,485)	$(5,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,431	10,787
Deferred income taxes	(2,852)	(2,311)
Amortization of debt issue costs	598	816
Amortization of syndication contracts	10	75
Equity in net loss of nonconsolidated affiliates	126	111
Non-cash stock-based compensation	292	(40)
Gain on sale of media properties and other assets	—	(1,004)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Decrease in accounts receivable	6,199	7,319
Increase in prepaid expenses and other assets	1,703	(362)
Decrease in accounts payable, accrued expenses and other liabilities	(6,681)	(4,594)

Net cash provided by operating activities	2,935	5,572

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	9	8,168
Purchases of property and equipment and intangibles	(8,125)	(3,396)
Distribution from nonconsolidated affiliates	—	300
Refunds for acquisitions	—	501

Net cash provided by (used in) investing activities	(8,116)	5,573

Cash flows from financing activities:
Proceeds from issuance of common stock	555	442
Principal payments on notes payable	(32)	(52,036)
Proceeds from borrowing on notes payable	—	34,000
Payments of deferred debt and offering costs	—	(9)

Net cash provided by (used in) financing activities	523	(17,603)

Net decrease in cash and cash equivalents	(4,658)	(6,458)
Cash and cash equivalents:
Beginning	46,969	19,806

Ending	$42,311	$13,348

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$12,335	$10,610

Income taxes	$490	$275

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$626	$285

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2005 or any other future period.

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

The Class U common stock has limited voting rights and does not include the right to elect directors. However, as the holder of all of the Company’s issued and outstanding Class U common stock, Univision currently has the right to approve any merger, consolidation or other business combination involving the Company, any dissolution of the Company and any assignment of the Federal Communications Commission, or FCC, licenses for any of the Company’s Univision-affiliated television stations. Each share of Class U common stock is automatically convertible into one share (subject to adjustment for stock splits, dividends or combinations) of the Company’s Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision.

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month period ended March 31, 2005, the amount paid by the Company to Univision in this capacity was $1.8 million.

Stock-based compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be issued at the measurement date. Under the requirements of SFAS No. 123, nonemployee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table illustrates the effect on net loss and net loss per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three-month periods ended March 31, 2005 and 2004 (unaudited; in thousands, except per share data):

	Three-Month Period Ended March 31,
	2005	2004
Net loss applicable to common stockholders
As reported	$(4,485)	$(8,256)
Deduct total stock-based employee compensation expense determined under fair value- based method for all awards, net of related tax effects	(2,489)	(2,660)

Pro forma	$(6,974)	$(10,916)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.04)	$(0.09)

Pro forma	$(0.06)	$(0.13)

The Company granted 2,797,000 stock options to employees and directors and 123,000 stock options to non-employees during the three-month period ended March 31, 2005. These stock options have a weighted average exercise price of $7.86 and a weighted average fair value of $4.59.

Beginning in the first quarter of 2006, the Company will adopt SFAS No. 123R, “Share-Based Payment.” See “Pending Accounting Pronouncement” below.

Loss per share

Basic loss per share is computed as net loss divided by weighted average number of shares outstanding for the period. For 2004, net loss is reduced by accretion of preferred stock redemption value, premium paid on early redemption and accrued dividends on Series A mandatorily redeemable convertible preferred stock outstanding during that period. Diluted loss per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

For the three-month periods ended March 31, 2005 and 2004, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. For the three-month period ended March 31, 2005, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is 197,060 equivalent shares of stock options. For the three-month period ended March 31, 2004, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is as follows: 528,466 equivalent shares of stock options, 36,926,600 equivalent shares of series U convertible preferred stock and 5,865,102 equivalent shares of Series A mandatorily redeemable convertible preferred stock.

As discussed above, the Series U preferred stock held by Univision was converted into shares of the Company’s new Class U common stock on July 1, 2004. If the Series U preferred stock had been treated as common stock outstanding, the basic weighted average common shares outstanding would have been 124,067,130 for the three-month period ended March 31, 2004. The basic net loss per share would have changed from $(0.09) to $(0.07) for the three-month period ended March 31, 2004.

Acquisition of Assets

In February 2005, the Company acquired the assets of radio station KAIQ-FM in the Lubbock, Texas market for approximately $1.7 million. Also in February 2005, the Company acquired the assets of television stations KVTF-CA and KTFV-CA in the McAllen, Texas market and television station KETF-CA in the Laredo, Texas market, for an aggregate of approximately $3.8 million.

The approximate value of depreciable equipment and non-amortizable FCC licenses purchased as a result of these acquisitions were $0.6 million and $4.9 million, respectively. The Company evaluated the transferred set of activities, assets, inputs, outputs and processes in each of these acquisitions and determined that none of these acquisitions constituted a business.

Pending transaction

In October 2004, the Company, in combination with certain of its Mexican affiliates and subsidiaries, entered into a definitive agreement to acquire all of the outstanding capital stock of the licensee of television station XHRIO-TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to such station, for an aggregate of $13 million. This acquisition currently is expected to close during the middle of 2005.

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

SFAS No. 123R is required to be implemented as of the beginning of the Company’s next fiscal year, and will therefore be effective for the Company’s first quarter of 2006. The impact of SFAS No. 123R on the Company in 2006 and beyond will depend upon various factors, including its future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using the Black-Scholes option pricing model and may not be indicative of the expense in future periods.

3. SEGMENT INFORMATION

The Company operates in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising.

Television broadcasting

The Company owns and/or operates 47 primary television stations located primarily in the southwestern United States, consisting primarily of Univision affiliates.

Radio broadcasting

The Company owns and operates 54 radio stations (41 FM and 13 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Outdoor advertising

The Company owns approximately 10,900 outdoor advertising faces located primarily in Los Angeles and New York.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2005 and 2004. The Company evaluates the performance of its operating segments based on the following (unaudited; in thousands):

	Three-Month Period Ended March 31,
	2005	2004	% Change
Net revenue
Television	$30,760	$27,578	12%
Radio	19,774	18,319	8%
Outdoor	6,621	6,151	8%

Consolidated	57,155	52,048	10%

Direct operating expenses
Television	13,329	12,643	5%
Radio	8,286	8,107	2%
Outdoor	5,690	5,252	8%

Consolidated	27,305	26,002	5%

Selling, general and administrative expenses
Television	5,755	5,513	4%
Radio	5,818	5,641	3%
Outdoor	1,095	1,504	(27)%

Consolidated	12,668	12,658	0%

Depreciation and amortization
Television	3,711	3,580	4%
Radio	2,343	1,975	19%
Outdoor	5,377	5,232	3%

Consolidated	11,431	10,787	6%

Segment operating profit (loss)
Television	7,965	5,842	36%
Radio	3,327	2,596	28%
Outdoor	(5,541)	(5,837)	(5)%

Consolidated	5,751	2,601	121%

Corporate expenses	4,147	4,013	3%
Gain on sale of assets	—	(1,004)	*
Non-cash stock-based compensation	292	(40)	*

Operating income (loss)	$1,312	$(368)	*

Capital expenditures
Television	$2,290	$1,763
Radio	829	1,093
Outdoor	447	300

Consolidated	$3,566	$3,156

Total assets
Television	$417,412	$377,130
Radio	1,050,564	1,018,308
Outdoor	210,383	228,273
Assets held for sale	—	33,662

Consolidated	$1,678,359	$1,657,373

*	Percentage not meaningful.

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

Overview

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 75% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising. Our net revenue for the three-month period ended March 31, 2005 was $57 million. Of that amount, revenue generated by our television segment accounted for 54%, revenue generated by our radio segment accounted for 34% and revenue generated by our outdoor segment accounted for 12%.

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

The comparability of our results between 2005 and 2004 is affected by acquisitions and dispositions in those periods. In those years, we primarily acquired new media properties in markets where we already owned existing media properties. While new media properties contribute to the financial results of their markets, we do not attempt to measure their effect as they typically are integrated into existing operations.

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

Highlights

Despite a relatively difficult advertising environment, we experienced growth for the first quarter of 2005 with net revenue of $57 million. Of that amount, revenue generated by our television segment accounted for 54%, revenue generated by our radio segment accounted for 34% and revenue generated by our outdoor segment accounted for 12%.

Our television segment led our success again in the first quarter of 2005, generating $30.8 million in net revenue as we continued to sustain solid ratings across our station group. We also launched an aggressive local sales initiative early in 2004. As a result, local advertising revenue growth has exceeded national advertising revenue growth in four of the last five quarters. Our television results were driven by continued growth in our top advertising categories, including automotive, retail services and fast-food restaurants.

We were particularly pleased with the success of our TeleFutura group in the first quarter of 2005. TeleFutura is now competing with Telemundo to be the second-ranked Spanish-language station in several of our markets, behind our top-ranked Univision affiliates in those markets. Revenue from our TeleFutura stations in the first quarter of 2005 increased by 50% over the first quarter of 2004. Although this contribution is still relatively small compared to our overall television revenue, we believe that it is an important source of future growth for our company. In the first quarter of 2005, we launched new TeleFutura affiliates in the two important border markets of McAllen and Laredo, Texas, giving us Univision-TeleFutura duopolies in 18 of our 23 television markets.

Our radio segment also had a solid first quarter of 2005, contributing $19.8 million in net revenue as we concentrated our efforts on local sales, which increased to 80% of our radio segment’s total revenue for the first quarter of 2005. Early in 2004 we successfully completed the relocation of our radio network headquarters to Los Angeles and consolidated our outdoor division’s corporate offices in that same facility. This move has based our radio division in the nation’s largest Hispanic market, and its proximity to our outdoor division offers increased opportunities for cross-selling and cross-promotion between these two businesses.

During 2004 we completed the divestiture of non-core radio stations in Chicago and Fresno, two markets where we did not see the opportunity to grow to scale and build out full clusters. The sale of these properties, along with the disposition of a non-core AM radio station in Dallas, has allowed us to redeploy capital to markets with greater growth and earning potential. In October 2004, we acquired an FM radio station in the Sacramento, California market, which increased our cluster to four stations in this important U.S. Hispanic market. In February 2005, we acquired radio station KAIQ-FM in the Lubbock, Texas market, giving us one FM and one AM radio station in the Lubbock market in addition to our Univision affiliate.

We believe that we made great strides over the past year by restructuring our radio programming department, including the appointment of a new vice president of programming. In total, we changed the formats of 12 of our radio stations in eight markets, with six of those stations in five markets successfully switching to our “Super Estrella” format, a pop and alternative Spanish-rock format that provides a musical home for young Hispanics, and six of those stations in five markets successfully switching to a Spanish talk radio format delivered to us by Radiovisa. Also, in January 2005 we entered into a three-year network affiliation agreement for the broadcast of Renan Alemendarez Coello’s popular “El Cucuy De La Mañana” program on our Radio Tricolor network in 11 markets, as well as two additional markets in El Paso and Dallas.

Our outdoor segment contributed $6.6 million in net revenue for the first quarter of 2005 and continued to build upon the momentum established during the second half of 2004 by posting a third consecutive quarter of solid revenue growth. In addition to benefiting from an overall improvement in the national advertising market in both New York and Los Angeles during the past three quarters, we also attribute the improvement in our outdoor business to several internal factors. During the first half of 2004, we replaced the head of our outdoor division as well as senior sales management in New York, Los Angeles and Chicago in order to execute a more aggressive sales strategy. We also initiated a maintenance program during the first half of 2004 to upgrade the quality of our 8- and 30-sheet poster inventory in New York, which we believe helped to bolster advertisers’ interest in our posters.

In addition, in April 2005 we entered into a three-year agreement with the City of Sacramento to sell advertising on the city’s buses that we believe will create opportunities to provide broader coverage for national advertisers. Looking ahead, we believe that the momentum that our outdoor segment has created will continue as we head further into 2005.

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

Acquisitions

In February 2005, we acquired the assets of radio station KAIQ-FM in the Lubbock, Texas market for approximately $1.7 million. Also in February 2005, we acquired the assets of television stations KVTF-CA and KTFV-CA in the McAllen, Texas market and television station KETF-CA in the Laredo, Texas market, for an aggregate of approximately $3.8 million.

In October 2004, in combination with certain of our Mexican affiliates and subsidiaries, we entered into a definitive agreement to acquire all of the outstanding capital stock of the licensee of television station XHRIO-TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to such station, for an aggregate purchase price of $13 million. This acquisition currently is expected to close during the middle of 2005.

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

Three-Month Periods Ended March 31, 2005 and 2004

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2005 and 2004 (unaudited; in thousands):

	Three-Month Period Ended March 31,
	2005	2004	% Change
Statements of Operations Data:
Net revenue	$57,155	$52,048	10%

Direct operating expenses	27,305	26,002	5%
Selling, general and administrative expenses	12,668	12,658	0%
Corporate expenses	4,147	4,013	3%
Gain on sale of assets	—	(1,004)	*
Non-cash stock-based compensation	292	(40)	*
Depreciation and amortization	11,431	10,787	6%

	55,843	52,416	7%

Operating income (loss)	1,312	(368)	*
Interest expense	(8,181)	(6,872)	19%
Interest income	148	90	64%

Loss before income taxes	(6,721)	(7,150)	(6)%
Income tax benefit	2,362	2,036	16%

Loss before equity in net loss of nonconsolidated affiliates	(4,359)	(5,114)	(15)%
Equity in net loss of nonconsolidated affiliates	(126)	(111)	14%

Net loss	(4,485)	(5,225)	(14)%

Other Data:
Broadcast cash flow (1)	$17,182	$13,388	28%
EBITDA as adjusted (adjusted for non-cash stock-based compensation) (1)	$13,035	$9,375	39%
Net cash provided by operating activities	$2,935	$5,572	(47)%
Net cash provided by (used in) investing activities	$(8,116)	$5,573	*
Net cash provided by (used in) financing activities	$523	$(17,603)	*
Capital asset and intangible expenditures	$8,125	$3,396	139%

*	Percentage not meaningful.

(1)	Broadcast cash flow means operating income (loss) before corporate expenses, gain (loss) on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash gain (loss) on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility, our ratio of debt to operating cash flow may not exceed 7.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of indebtedness to each of operating cash flow and consolidated cash flow were as follows (in each case as of March 31): 2005, 5.8 to 1; 2004, 5.4 to 1. We entered into our new bank credit facility in August 2004 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. The most directly comparable GAAP financial measure to each of broadcast cash flow and EBITDA as adjusted is net income (loss). A reconciliation of these non-GAAP measures to net income (loss) follows (unaudited; in thousands):

	2005	2004
Broadcast cash flow	$17,182	$13,388
Corporate expenses	4,147	4,013

EBITDA as adjusted	13,035	9,375
Gain on sale of assets	—	(1,004)
Non-cash stock-based compensation	292	(40)
Depreciation and amortization	11,431	10,787

Operating income (loss)	1,312	(368)
Interest expense	(8,181)	(6,872)
Interest income	148	90

Loss before income taxes	(6,721)	(7,150)
Income tax benefit	2,362	2,036

Loss before equity in net loss of nonconsolidated affiliates	(4,359)	(5,114)
Equity in net loss of nonconsolidated affiliates	(126)	(111)

Net loss	$(4,485)	$(5,225)

Consolidated Operations

Net Revenue. Net revenue increased to $57.2 million for the three-month period ended March 31, 2005 from $52.0 million for the three-month period ended March 31, 2004, an increase of $5.2 million. Excluding the net revenue contributed during the first quarter of 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, net revenue would have increased by $5.6 million during the three-month period ended March 31, 2005. The overall increase came mainly from our television and radio segments, which together accounted for an increase of $4.7 million. The increase from these segments was primarily attributable to increased advertising sold (referred to as “inventory” in our industry). The increase in net revenue also came from an increase in net revenue from our outdoor segment, which accounted for $0.5 million of the overall increase.

We currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to continue to increase our rates, resulting in continued increases in net revenue in future periods.

Direct Operating Expenses. Direct operating expenses increased to $27.3 million for the three-month period ended March 31, 2005 from $26.0 million for the three-month period ended March 31, 2004, an increase of $1.3 million. Excluding the direct operating expenses incurred during the first quarter of 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, direct operating expenses would have increased by $1.5 million during the three-month period ended March 31, 2005. The overall increase came mainly from our television and radio segments, which together accounted for $0.9 million of the increase. The increase from these segments was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, an increase in salaries and an increase in news production costs due to the expansion of our newscast operations in the San Diego market, partially offset by the elimination of expenses incurred by our Chicago and Fresno stations that we sold. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $0.4 million of the overall increase. This increase in the outdoor segment was primarily attributable to higher lease rents for our billboard locations. As a percentage of net revenue, direct operating expenses decreased to 48% for the three-month period ended March 31, 2005 from 50% for the three-month period ended March 31, 2004. Direct operating expenses as a percentage of net revenue decreased because direct operating expense increases were outpaced by increases in net revenue.

We currently anticipate that, as our net revenue increases in future periods, our direct operating expenses correspondingly will continue to increase. However, on a long-term basis, we expect that net revenue increases will continue to outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will continue to decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained unchanged at $12.7 million for the three-month periods ended March 31, 2005 and March 31, 2004. Excluding the selling, general and administrative expenses incurred during the first quarter of 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, selling, general and administrative expenses would have increased by $0.2 million during the three-month period ended March 31, 2005. As a percentage of net revenue, selling, general and administrative expenses decreased to 22% for the three-month period ended

March 31, 2005 from 24% for the three-month period ended March 31, 2004. Selling, general and administrative expenses as a percentage of net revenue decreased because of the increases in net revenue.

On a long-term basis, although we currently anticipate that selling, general and administrative expenses will increase in future periods, we expect that net revenue increases will outpace any selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will continue to decrease in future periods.

Corporate Expenses. Corporate expenses increased to $4.1 million for the three-month period ended March 31, 2005 from $4.0 million for the three-month period ended March 31, 2004, an increase of $0.1 million. The increase was mainly attributable to higher expenses associated with our compliance with the Sarbanes-Oxley Act of 2002, including internal controls and higher wages, partially offset by lower insurance expenses. As a percentage of net revenue, corporate expenses decreased to 7% for the three-month period ended March 31, 2005 from 8% for the three-month period ended March 31, 2004.

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

Gain on Sale of Assets. The gain on sale of assets of $1.0 million for the three-month period ended March 31, 2004 was primarily due to the sale of the assets of radio station KZFO-FM in the Fresno, California market.

Depreciation and Amortization. Depreciation and amortization increased to $11.4 million for the three-month period ended March 31, 2005 from $10.8 million for the three-month period ended March 31, 2004, an increase of $0.6 million. The increase was primarily due to the acquisition of radio station KBMB-FM in the Sacramento, California market in the second half of 2004.

Non-Cash Stock-Based Compensation. Non-cash stock-based compensation was $0.3 million for the three-month period ended March 31, 2005 compared to $0 for the three-month period ended March 31, 2004, an increase of $0.3 million. This increase was primarily due to stock option grants to non-employees in the second half of 2004 and the first quarter of 2005. Non-cash stock-based compensation consists of non-employee stock option awards.

We anticipate a significant increase in non-cash stock-based compensation beginning in the first quarter of 2006 as a result of our adoption in that quarter of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Please see “Pending Accounting Pronouncement” below.

Operating Income. As a result of the above factors, operating income increased to $1.3 million for the three-month period ended March 31, 2005 from an operating loss of $0.4 million for the three-month period ended March 31, 2004, an increase of $1.7 million.

Interest Expense. Interest expense increased to $8.2 million for the three-month period ended March 31, 2005 from $6.9 million for the three-month period ended March 31, 2004, an increase of $1.3 million. The increase was primarily attributable to additional borrowings under our bank credit facility to finance the repurchase of all of our Series A mandatorily redeemable convertible preferred stock during the third quarter of 2004.

Income Tax Benefit. Our expected tax rate is approximately 40% of pre-tax income or loss, adjusted for permanent tax differences. Our tax benefit was less than the expected 40% of the pre-tax loss because of foreign income taxes, state franchise taxes and the non-deductible portion of meals and entertainment. We currently have approximately $131 million in net operating loss carryforwards expiring through 2023 that we expect will be utilized prior to their expiration.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $30.8 million for the three-month period ended March 31, 2005 from $27.6 million for the three-month period ended March 31, 2004, an increase of $3.2 million. Of the overall increase, $2.6 million came from our Univision stations and $0.6 million came from our other stations. The overall increase was attributable to an increase in both local and national advertising sales, primarily due to an increase in inventory sold.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $13.3 million for the three-month period ended March 31, 2005 from $12.6 million for the three-month period ended March 31, 2004, an increase of $0.7 million. The increase was primarily attributable to an increase in national representation fees and commissions associated with the increase in net revenue, an increase in salaries and an increase in news production costs due to the expansion of our newscast operations in the San Diego market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.8 million for the three-month period ended March 31, 2005 from $5.5 million for the three-month period ended March 31, 2004, an increase of $0.3 million. The increase was primarily attributable to an increase in salaries.

Radio

Net Revenue. Net revenue in our radio segment increased to $19.8 million for the three-month period ended March 31, 2005 from $18.3 million for the three-month period ended March 31, 2004, an increase of $1.5 million. Excluding the net revenue contributed during the first quarter of 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, net revenue would have increased by $1.9 million during the three-month period ended March 31, 2005. The increase was primarily attributable to increased advertising inventory sold, as well as revenue associated with radio station KBMB-FM acquired by us in the second half of 2004.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $8.3 million for the three-month period ended March 31, 2005 from $8.1 million for the three-month period ended March 31, 2004, an increase of $0.2 million. Excluding the expenses incurred during the first quarter of 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, direct operating expenses would have increased $0.4 million during the three-month period ended March 31, 2005. The increase was primarily attributable to an increase in commissions and other sales-related expenses associated with the increase in net revenue, as well as expenses associated with radio station KBMB-FM acquired by us in the second half of 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $5.8 million for the three-month period ended March 31, 2005 from $5.6 million for the three-month period ended March 31, 2004, an increase of $0.2 million. Excluding the expenses incurred by our radio stations in Chicago and Fresno that we sold in the first half of 2004, selling, general and administrative expenses would have increased $0.4 million during the three-month period ended March 31, 2005. The increase was primarily attributable to higher promotional spending in the first quarter of 2005, as well as expenses associated with radio station KBMB-FM acquired by us in the second half of 2004.

Outdoor

Net Revenue. Net revenue in our outdoor segment increased to $6.6 million for the three-month period ended March 31, 2005 from $6.2 million for the three-month period ended March 31, 2004, an increase of $0.4 million. The increase was attributable to an increase in both local and national advertising sales.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $5.7 million for the three-month period ended March 31, 2005 from $5.3 million for the three-month period ended March 31, 2004, an increase of $0.4 million. The increase was primarily attributable to higher lease rents for our billboard locations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment decreased to $1.1 million for the three-month period ended March 31, 2005 from $1.5 million for the three-month period ended March 31, 2004, a decrease of $0.4 million. The decrease was primarily attributable to severance amounts paid to the former president of our outdoor division in 2004.

Liquidity and Capital Resources

While we have a history of operating losses, we also have a history of generating significant positive cash flow from our operations. We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures, payments of principal and interest on outstanding indebtedness and share repurchases) with cash on hand, cash flow from operations and externally generated funds, such as proceeds from any debt or equity offering and our bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

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

Please see “Bank Credit Facility” below.

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

The term loan matures in 2012 and is subject to automatic quarterly reductions of $0.6 million starting on December 31, 2005. The revolving facility expires in 2011 and is subject to automatic quarterly reductions starting on December 31, 2008. Our ability to make additional borrowings under the bank credit facility is subject to compliance with certain financial ratios and other conditions set forth in the bank credit facility.

Our bank credit facility is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including our special purpose subsidiary formed to hold our FCC licenses.

The term loan bears interest at LIBOR plus a margin of 1.75%, for a total interest rate of 4.84% at March 31, 2005. The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage. As of March 31, 2005, $250 million was outstanding under our bank credit facility and $147 million was available for future borrowings. We had approximately $3 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings.

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

Broadcast Cash Flow and EBITDA as Adjusted

Broadcast cash flow (as defined below) increased to $17.2 million for the three-month period ended March 31, 2005 from $13.4 million for the three-month period ended March 31, 2004, an increase of $3.8 million, or 28%. As a percentage of net revenue, broadcast cash flow increased to 30% for the three-month period ended March 31, 2005 from 26% for the three-month period ended March 31, 2004.

We currently anticipate that broadcast cash flow will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating and selling, general and administrative expenses.

EBITDA as adjusted (as defined below) increased to $13.0 million for the three-month period ended March 31, 2005 from $9.4 million for the three-month period ended March 31, 2004, an increase of $3.6 million, or 39%. As a percentage of net revenue, EBITDA as adjusted increased to 23% for the three-month period ended March 31, 2005 from 18% for the three-month period ended March 31, 2004.

We currently anticipate that EBITDA as adjusted will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating, selling, general and administrative and corporate expenses.

Broadcast cash flow means operating income (loss) before corporate expenses, gain (loss) on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash gain (loss) on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility, our ratio of debt to operating cash flow may not exceed 7.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of indebtedness to each of operating cash flow and consolidated cash flow were as follows (in each case as of March 31): 2005, 5.8 to 1; 2004, 5.4 to 1. We entered into our new bank credit facility in August 2004 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. For a reconciliation of each of broadcast cash flow and EBITDA as adjusted to net income (loss), their most directly comparable GAAP financial measure, please see page 14.

Cash Flow

Net cash flow provided by operating activities decreased to $2.9 million for the three-month period ended March 31, 2005 from $5.6 million for the three-month period ended March 31, 2004.

Net cash flow used in investing activities was $8.1 million for the three-month period ended March 31, 2005, compared to net cash flow provided by investing activities of $5.6 million for the three-month period ended March 31, 2004. During the three-month period ended March 31, 2005, we spent $8.1 million on capital expenditures and acquisition of intangibles.

Net cash flow provided by financing activities was $0.5 million for the three-month period ended March 31, 2005, compared to net cash flow used in financing activities of $17.6 million for the three-month period ended March 31, 2004. During the three-month period ended March 31, 2005, we received net proceeds of $0.5 million from the exercise of stock options issued under our 2000 Omnibus Equity Incentive Plan and from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

During the remainder of 2005, we anticipate that our maintenance capital expenditures will be approximately $14 million. In addition to our maintenance capital expenditures, we anticipate that our digital television capital expenditures will be approximately $8 million in the second half of 2005. We anticipate spending an additional $4 million on digital television in the first half of 2006.

As part of the mandated transition from analog to digital television, full-service television station owners may be required to stop broadcasting analog signals and to relinquish one of their paired analog-digital channels to the FCC at the end of 2006, if the market penetration of digital television receivers reaches certain Congressionally-mandated levels by that time. We currently expect that the cost to complete construction of digital television facilities for all of our full-service television stations, which we are required to complete by July 1, 2006 or face losing the stations’ protected coverage areas, will be approximately $12 million. In addition, we are required to broadcast separate digital and analog signals throughout this transition period. We do not expect the incremental costs associated with dual transmission streams to be significant. We intend to finance the conversion to digital television out of net cash flow from operations.

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

On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. Since the inception of the Employee Stock Purchase Plan through March 31, 2005, 391,976 shares had been purchased.

Pending accounting pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the measurement of all share-based payment transactions, including grants of employee stock options and stock purchased through an employee stock purchase plan, be recognized in the financial statements using a fair value-based method.

SFAS No. 123R is required to be implemented as of the beginning of our next fiscal year, and therefore will be effective at the beginning of our first quarter of 2006. The impact of SFAS No. 123R on us in 2006 and beyond will depend upon various factors, including our future compensation strategy. The pro forma compensation costs in this and our prior filings have been calculated using the Black-Scholes option pricing model and may not be indicative of the expense in future periods.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.75%, for a total interest rate of 4.84% at March 31, 2005. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of March 31, 2005, we had $250 million of variable rate bank debt outstanding. Our bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement. We have three interest rate swap agreements, one with a notional amount of $82.5 million and two with a notional amount of $12.5 million. The $82.5 million agreement provides for a LIBOR-based rate floor of 1.78% and rate ceiling of 7% and terminates on March 31, 2006. The two $12.5 million agreements, which begin after the second $82.5 million agreement expires, provide for a LIBOR-based rate floor of 3.1% and rate ceiling of 6% and terminate on October 6, 2006.

Because this portion of our long-term debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. In the event that the LIBOR rate falls below the floor rate, we would still have to pay the floor rate plus the margin based on our leverage at such time. If the LIBOR rate falls near or below the floor rate during the swap agreement period, we would record the fair market value of the swap agreement as a liability on the balance sheet and interest expense on the income statement. In the event that the LIBOR rate rises above the ceiling rate, we would only have to pay the ceiling rate plus the applicable margin. If the LIBOR rate rises near or above the ceiling rate during the swap agreement period, the fair market value of the swap agreement would be recorded as an asset on the balance sheet and a reduction of interest expense on the income statement. Due to the short-term nature of these agreements and our current anticipation that the interest rate floors or ceilings will not be approached during their terms, the estimated fair value of these agreements is not significant as of March 31, 2005.

A one percent increase in our variable interest rate would increase interest expense on a quarterly basis by approximately $0.6 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating rate debt after giving consideration to our swap agreements. This estimate does not include the effects of other possible occurrences such as actions to mitigate this risk or changes in our financial structure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated: May 6, 2005