Form 10-Q
period 2005-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2005-08-08
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 2, 2005, there were 59,689,795 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 36,926,600 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2005

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,471	$46,969
Trade receivables (including related parties of $42 and $56), net of allowance for doubtful accounts of $5,489 and $5,332	61,159	52,568
Prepaid expenses and other current assets (including related parties of $1,206 and $576)	6,537	5,271

Total current assets	101,167	104,808
Property and equipment, net	160,255	163,926
Intangible assets subject to amortization, net	120,428	128,347
Intangible assets not subject to amortization	904,134	886,242
Goodwill	385,833	385,977
Other assets (including related parties of $168 and $166)	18,891	20,412

	$1,690,708	$1,689,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,197	$1,993
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $2,823 and $2,416)	30,346	29,153

Total current liabilities	33,661	31,264
Notes payable, less current maturities	478,545	480,983
Other long-term liabilities	3,827	3,719
Deferred taxes	136,130	136,074

Total liabilities	652,163	652,040

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value, 2005 and 2004 50,000,000 shares authorized and none outstanding	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2005 59,669,170; 2004 59,568,943	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2005 and 2004 27,678,533	3	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2005 and 2004 36,926,600	4	4
Additional paid-in capital	1,185,524	1,184,394
Accumulated deficit	(146,992)	(146,735)

	1,038,545	1,037,672
Treasury stock, Class A common stock, $0.0001 par value, 2005 and 2004 5,101 shares	—	—

Total stockholders’ equity	1,038,545	1,037,672

	$1,690,708	$1,689,712

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Net revenue (including related parties of $150, $289, $300 and $551)	$75,109	$68,945	$132,263	$120,995

Expenses:
Direct operating expenses (including related parties of $3,038 $3,141, $5,393 and $5,401)	30,577	28,733	57,882	54,735
Selling, general and administrative expenses	12,575	11,335	25,243	23,992
Corporate expenses	4,196	4,120	8,345	8,133
Gain on sale of assets	—	(2,392)	—	(3,396)
Non-cash stock-based compensation (comprised entirely of corporate expenses)	143	(2)	435	(42)
Depreciation and amortization (includes direct operating of $10,218, $9,851, $20,210 and $19,197; selling, general and administrative of $1,172, $1,115, $2,371 and $2,273; and corporate of $230, $281, $471 and $564)	11,620	11,247	23,052	22,034

	59,111	53,041	114,957	105,456

Operating income	15,998	15,904	17,306	15,539
Interest expense	(8,535)	(6,630)	(16,716)	(13,502)
Interest income	213	67	361	156

Income before income taxes	7,676	9,341	951	2,193
Income tax expense	(3,453)	(4,320)	(1,091)	(2,284)

Income (loss) before equity in net earnings (loss) of nonconsolidated affiliates	4,223	5,021	(140)	(91)
Equity in net earnings (loss) of nonconsolidated affiliates	8	70	(117)	(41)

Net income (loss)	4,231	5,091	(257)	(132)
Accretion of preferred stock redemption value	—	(3,113)	—	(6,144)

Net income (loss) applicable to common stockholders	$4,231	$1,978	$(257)	$(6,276)

Basic earnings per share:
Net income (loss) per share applicable to common stockholders	$0.03	$0.02	$(0.00)	$(0.07)

Weighted average common shares outstanding	124,268,627	87,178,430	124,241,105	87,159,468

Diluted earnings per share:
Net income (loss) per share applicable to common stockholders	$0.03	$0.02	$(0.00)	$(0.07)

Weighted average common shares outstanding	124,454,771	124,454,254	124,241,105	87,159,468

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(257)	$(132)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	23,052	22,034
Deferred income taxes	219	1,613
Amortization of debt issue costs	1,196	1,610
Amortization of syndication contracts	30	167
Equity in net loss of nonconsolidated affiliates	117	41
Non-cash stock-based compensation	435	(42)
Gain on sale of media properties and other assets	—	(3,396)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(8,487)	(6,642)
Increase in prepaid expenses and other assets	(1,769)	(1,004)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(514)	2,371

Net cash provided by operating activities	14,022	16,620

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	37	37,022
Purchases of property and equipment and intangibles	(27,166)	(6,813)
Distribution from nonconsolidated affiliates	—	300
Refunds for acquisitions	—	501

Net cash provided by (used in) investing activities	(27,129)	31,010

Cash flows from financing activities:
Proceeds from issuance of common stock	672	555
Principal payments on notes payable	(1,063)	(89,074)
Proceeds from borrowing on notes payable	—	34,000
Payments of deferred debt and offering costs	—	(30)

Net cash used in financing activities	(391)	(54,549)

Net decrease in cash and cash equivalents	(13,498)	(6,919)
Cash and cash equivalents:
Beginning	46,969	19,806

Ending	$33,471	$12,887

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$15,685	$11,897

Income taxes	$872	$671

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$101	$218

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2005

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the six-month period ended June 30, 2005, the amount paid by the Company to Univision in this capacity was $4.3 million.

In July 2005, the Company entered into a definitive agreement to sell the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. Univision will pay at least $60 million of the purchase price in the form of shares of the Company’s Class U common stock held by Univision, and the balance will be paid either in cash or additional shares of the Company’s Class U common stock held by Univision. This disposition is currently expected to close during the first quarter of 2006, and is currently expected to reduce Univision’s percentage ownership in the Company to approximately 20%, based on the Company’s current capital structure and subject to the price of the Company’s Class A common stock at the closing of the transaction.

Stock-based compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans and stock purchase plan. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be issued at the measurement date. Under the requirements of SFAS No. 123, nonemployee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table illustrates the effect on net income (loss) and net income (loss) per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three- and six-month periods ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stockholders
As reported	$4,231	$1,978	$(257)	$(6,276)
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,472)	(2,164)	(4,944)	(4,824)

Pro forma	$1,759	$(186)	$(5,201)	$(11,100)

Net income (loss) per share applicable to common stockholders, basic and diluted
As reported	$0.03	$0.02	$(0.00)	$(0.07)

Pro forma	$0.01	$(0.00)	$(0.04)	$(0.13)

The Company granted 3,070,000 stock options to employees and directors and 123,000 stock options to non-employees during the six-month period ended June 30, 2005. These stock options have a weighted average exercise price of $7.84 and a weighted average fair value of $4.57.

Beginning in the first quarter of 2006, the Company will adopt SFAS No. 123R, “Share-Based Payment.” See “Pending Accounting Pronouncements” below.

Earnings (loss) per share

The following table illustrates the reconciliation of the basic and diluted earnings (loss) per share computations required by SFAS No. 128, “Earnings Per Share” (in thousands, except share and per share data):

	Three-Month Period Ended June 30, 2005			Three-Month Period Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$4,231	124,268,627	$0.03	$1,978	87,178,430	$0.02

Effect of dilutive securities
Series U convertible preferred stock	—	—		—	36,926,600
Stock options	—	186,144		—	349,224

Diluted earnings per share:
Net income applicable to common stockholders	$4,231	124,454,771	$0.03	$1,978	124,454,254	$0.02

Basic earnings (loss) per share is computed as net income (loss) divided by weighted average number of shares outstanding for the period. For 2004, net loss is reduced by accretion of preferred stock redemption value, premium paid on early redemption and accrued dividends on Series A mandatorily redeemable convertible preferred stock outstanding during that period. Diluted earnings (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

For the six-month periods ended June 30, 2005 and 2004, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. For the six-month period ended June 30, 2005, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is 224,634 equivalent shares of stock options. For the six-month period ended June 30, 2004, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is as follows: 438,845 equivalent shares of stock options, 36,926,600 equivalent shares of series U convertible preferred stock and 5,865,102 equivalent shares of Series A mandatorily redeemable convertible preferred stock.

For the three-month period ended June 30, 2005, a total of 10,013,434 stock options were not included in the computation of diluted income per share. For the three-month period ended June 30, 2004, the Series A preferred stock and 7,576,040 stock options were not in the computation of diluted income per share, because the effect of the Series A preferred stock was anti-dilutive and the exercise prices of the options were greater than the average market price of the common shares during these periods.

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

In June 2005, the Company, in combination with certain of its Mexican affiliates and subsidiaries, acquired all of the outstanding capital stock of the licensee of XHRIO-TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to such station, for an aggregate of approximately $13.2 million. In August 2005 we launched XHRIO-TV as a Fox affiliate in that market.

The approximate value of depreciable equipment and non-amortizable FCC licenses purchased as a result of these acquisitions were $0.9 million and $17.8 million, respectively. The Company evaluated the transferred set of activities, assets, inputs, outputs and processes in each of these acquisitions and determined that none of these acquisitions constituted a business.

Pending transaction

In July 2005, the Company entered into a definitive agreement to sell the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. Univision will pay at least $60 million of the purchase price in the form of shares of the Company’s Class U common stock held by Univision, and the balance will be paid either in cash or additional shares of the Company’s Class U common stock held by Univision. This disposition is currently expected to close during the first quarter of 2006.

Summarized balance sheet data regarding the Company’s assets to be sold in the San Francisco/San Jose, California market as of June 30, 2005 is as follows (in millions):

Property and equipment, net	$1.8
Land	4.9
Other intangibles subject to amortization, net	2.5
FCC licenses not subject to amortization	60.3

$69.5

Pending accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the measurement of all share-based payment transactions, including grants of employee stock options and stock purchased through an employee stock purchase plan, be recognized in the financial statements using a fair value-based method.

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

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” which is an amendment of APB opinion No. 29, “Accounting for Nonmonetary Transactions.” The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153, will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The effect on the Company’s financial position and results of operations will depend on the significance of television and radio station exchange transactions the Company enters into in the future.

3. SEGMENT INFORMATION

The Company operates in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising.

Television broadcasting

The Company owns and/or operates 48 primary television stations located primarily in the southwestern United States, consisting primarily of Univision affiliates.

Radio broadcasting

The Company owns and operates 54 radio stations (41 FM and 13 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Outdoor advertising

The Company owns approximately 11,100 outdoor advertising faces located primarily in Los Angeles and New York.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There were no significant sources of revenue generated outside the United States during the three- and six-month periods ended June 30, 2005 and 2004. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period Ended June 30,			Six-Month Period Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Net revenue
Television	$38,756	$36,046	8%	$69,515	$63,624	9%
Radio	27,212	24,711	10%	46,987	43,031	9%
Outdoor	9,141	8,188	12%	15,761	14,340	10%

Consolidated	75,109	68,945	9%	132,263	120,995	9%

Direct operating expenses
Television	14,632	13,938	5%	27,961	26,581	5%
Radio	9,964	9,234	8%	18,250	17,341	5%
Outdoor	5,981	5,561	8%	11,671	10,813	8%

Consolidated	30,577	28,733	6%	57,882	54,735	6%

Selling, general and administrative expenses
Television	5,373	4,527	19%	11,128	10,039	11%
Radio	5,932	5,707	4%	11,750	11,348	4%
Outdoor	1,270	1,101	15%	2,365	2,605	(9)%

Consolidated	12,575	11,335	11%	25,243	23,992	5%

Depreciation and amortization
Television	3,833	3,545	8%	7,544	7,125	6%
Radio	2,198	1,902	16%	4,541	3,877	17%
Outdoor	5,589	5,800	(4)%	10,967	11,032	(1)%

Consolidated	11,620	11,247	3%	23,052	22,034	5%

Segment operating profit (loss)
Television	14,918	14,036	6%	22,882	19,879	15%
Radio	9,118	7,868	16%	12,446	10,465	19%
Outdoor	(3,699)	(4,274)	(13)%	(9,242)	(10,110)	(9)%

Consolidated	20,337	17,630	15%	26,086	20,234	29%

Corporate expenses	4,196	4,120	2%	8,345	8,133	3%
Gain on sale of assets	—	(2,392)	*	—	(3,396)	*
Non-cash stock-based compensation	143	(2)	*	435	(42)	*

Operating income	$15,998	$15,904	1%	$17,306	$15,539	11%

Capital expenditures
Television	$4,174	$2,261		$6,464	$4,024
Radio	716	680		1,545	1,773
Outdoor	426	408		873	708

Consolidated	$5,316	$3,349		$8,882	$6,505

Total assets
Television	$428,636	$382,160
Radio	1,054,978	1,030,039
Outdoor	207,094	224,943

Consolidated	$1,690,708	$1,637,142

*	Percentage not meaningful.

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

Overview

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 75% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising. Our net revenue for the three-month period ended June 30, 2005 was $75.1 million. Of that amount, revenue generated by our television segment accounted for 52%, revenue generated by our radio segment accounted for 36% and revenue generated by our outdoor segment accounted for 12%.

As of the date of filing this report, we own and/or operate 48 primary television stations that are located primarily in the southwestern United States. We own and operate 54 radio stations (41 FM and 13 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 11,100 advertising faces located primarily in Los Angeles and New York.

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

Our primary expenses are employee compensation, including commissions paid to our sales staffs and national representative firms, as well as expenses for marketing, promotion and selling, technical, local programming, engineering, leasing and general and administrative. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets.

Highlights

Despite a relatively difficult general advertising environment, we experienced solid growth in all of our segments for the second quarter of 2005, with net revenue of $75.1 million. Our television segment had another solid quarter, contributing $38.8 million in net revenue as we continued to sustain solid ratings across our station group. We launched an aggressive local sales initiative early in 2004, and as a result, local advertising revenue growth has exceeded national advertising revenue growth in five of the last six quarters. Our television results were driven by continued growth in our top advertising categories, including automotive, services, fast-food restaurants and telecommunications.

We were particularly pleased with the success of our TeleFutura group in the second quarter of 2005. TeleFutura is now competing with Telemundo to be the second-ranked Spanish-language station in several of our markets, behind our top-ranked Univision affiliates in those markets. Revenue from our TeleFutura stations in the second quarter of 2005 increased by 34% over the second quarter of 2004. Although this contribution is still relatively small compared to our overall television revenue, we believe that it is an important source of future growth for our company. In the first quarter of 2005, we launched new TeleFutura affiliates in the two important border markets of McAllen and Laredo, Texas, giving us Univision-TeleFutura duopolies in 18 of our 22 television markets.

In addition, in June 2005, in combination with certain of our Mexican affiliates and subsidiaries, we acquired all of the outstanding capital stock of the licensee of XHRIO-TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to that station. In August 2005 we launched XHRIO-TV as a Fox affiliate, and we expect this transaction to complement our existing media properties, including our Univision and TeleFutura affiliates, and to further expand our reach among key young adult demographic groups in that market.

Our radio segment also had a solid second quarter of 2005, contributing $27.2 million in net revenue as we concentrated our efforts on local sales, which constituted 75% of our radio segment’s total revenue for the second quarter of 2005. Early in 2004 we successfully completed the relocation of our radio network headquarters to Los Angeles and consolidated our outdoor division’s corporate offices in that same facility. This move has based our radio division in the nation’s largest Hispanic market, and its proximity to our outdoor division offers increased opportunities for cross-selling and cross-promotion between these two segments.

During 2004 we completed the divestiture of non-core radio stations in Chicago and Fresno, two markets where we did not see the opportunity to grow to scale and build out full clusters. In addition, in July 2005 we entered into a definitive agreement to sell KLOK-AM and KBRG-FM, serving the San Francisco/San Jose market, to Univision. The sale of these properties, along with the disposition of a non-core AM radio station in Dallas, allows us to redeploy capital to markets with greater growth and earning potential. In October 2004, we acquired an FM radio station in the Sacramento, California market, which increased our cluster to four stations in this important U.S. Hispanic market. In February 2005, we acquired radio station KAIQ-FM in the Lubbock, Texas market, giving us one FM and one AM radio station in the Lubbock market in addition to our Univision affiliate.

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

Our outdoor segment contributed $9.1 million in net revenue for the second quarter of 2005 and continued to build upon the momentum established during the second half of 2004 by posting a fourth consecutive quarter of solid revenue growth. We attribute the improvement in our outdoor business to several internal factors. During the first half of 2004, we replaced the head of our outdoor division as well as senior sales management in New York, Los Angeles and Chicago in order to execute a more aggressive sales strategy. We also initiated a maintenance program during the first half of 2004 to upgrade the quality of our 8- and 30-sheet poster inventory in New York, which we believe helped to bolster advertisers’ interest in our posters.

In addition, in April 2005 we entered into a three-year agreement with the City of Sacramento to sell advertising on the city’s buses that we believe will create opportunities to provide broader coverage for national advertisers. Looking ahead, we believe that the momentum that our outdoor segment has created will continue as we head further into 2005.

We also took key steps in 2004 and 2005 toward improving our capital structure. In 2004, we refinanced our former bank credit facility with a new $400 million senior secured facility. We also repurchased all of our Series A mandatorily redeemable convertible preferred stock and converted all of our Series U preferred stock held by Univision into shares of our new Class U common stock, so that by the end of 2004 we had no preferred stock outstanding. In addition, upon the closing of our pending sale of radio stations KBRG-FM and KLOK-AM to Univision, we expect to acquire shares of our Class U common stock held by Univision as a portion of the purchase price consideration.

Acquisitions and Dispositions

In February 2005, we acquired the assets of radio station KAIQ-FM in the Lubbock, Texas market for approximately $1.7 million. Also in February 2005, we acquired the assets of television stations KVTF-CA and KTFV-CA in the McAllen, Texas market and television station KETF-CA in the Laredo, Texas market, for an aggregate of approximately $3.8 million.

In June 2005, we, in combination with certain of our Mexican affiliates and subsidiaries, acquired all of the outstanding capital stock of the licensee of XHRIO-TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to such station, for an aggregate of approximately $13.2 million. In August 2005 we launched XHRIO-TV as a Fox affiliate in that market.

In July 2005, we entered into a definitive agreement to sell the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. Univision will pay at least $60 million of the purchase price in the form of shares of our Class U common stock held by Univision, and the balance will be paid either in cash or additional shares of our Class U common stock held by Univision. This disposition is currently expected to close during the first quarter of 2006.

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

Univision acts as our exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the six-month period ended June 30, 2005, the amount paid by us to Univision in this capacity was $4.3 million.

In July 2005, we entered into a definitive agreement to sell the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. Univision will pay at least $60 million of this amount in the form of shares of our Class U common stock held by Univision, and the balance will be paid either in cash or additional shares of our Class U common stock held by Univision. This disposition is currently expected to close during the first quarter of 2006, and is currently expected to reduce Univision’s percentage ownership in our company to approximately 20%, based on our current capital structure and subject to the price of our Class A common stock at the closing of the transaction.

Three- and Six-Month Periods Ended June 30, 2005 and 2004

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2005 and 2004 (in thousands):

	Three-Month Period Ended June 30,			Six-Month Period Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Statements of Operations Data:
Net revenue	$75,109	$68,945	9%	$132,263	$120,995	9%

Direct operating expenses	30,577	28,733	6%	57,882	54,735	6%
Selling, general and administrative expenses	12,575	11,335	11%	25,243	23,992	5%
Corporate expenses	4,196	4,120	2%	8,345	8,133	3%
Gain on sale of assets	—	(2,392)	*	—	(3,396)	*
Non-cash stock-based compensation	143	(2)	*	435	(42)	*
Depreciation and amortization	11,620	11,247	3%	23,052	22,034	5%

	59,111	53,041	11%	114,957	105,456	9%

Operating income	15,998	15,904	1%	17,306	15,539	11%
Interest expense	(8,535)	(6,630)	29%	(16,716)	(13,502)	24%
Interest income	213	67	218%	361	156	131%

Income before income taxes	7,676	9,341	(18)%	951	2,193	(57)%
Income tax expense	(3,453)	(4,320)	(20)%	(1,091)	(2,284)	(52)%

Income (loss) before equity in net earnings (loss) of nonconsolidated affiliates	4,223	5,021	(16)%	(140)	(91)	54%
Equity in net earnings (loss) of nonconsolidated affiliates	8	70	(89)%	(117)	(41)	185%

Net income (loss)	$4,231	$5,091	(17)%	$(257)	$(132)	95%

Other Data:
Broadcast cash flow (1)	$31,957	$28,877	11%	$49,138	$42,268	16%
EBITDA as adjusted (adjusted for non-cash stock-based compensation) (1)	$27,761	$24,757	12%	$40,793	$34,135	20%
Net cash provided by operating activities	$11,087	$11,048	0%	$14,022	$16,620	(16)%
Net cash provided by (used in) investing activities	$(19,013)	$25,437	*	$(27,129)	$31,010	*
Net cash used in financing activities	$(914)	$(36,946)	(98)%	$(391)	$(54,549)	*
Capital asset and intangible expenditures	$19,041	$3,417	*	$27,166	$6,813	299%

*	Percentage not meaningful.

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

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility, our ratio of debt to operating cash flow may not exceed 7.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of indebtedness to each of operating cash flow and consolidated cash flow were as follows (in each case as of June 30): 2005, 5.6 to 1; 2004, 4.6 to 1. We entered into our new bank credit facility in August 2004 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. The most directly comparable GAAP financial measure to each of broadcast cash flow and EBITDA as adjusted is net income (loss). A reconciliation of these non-GAAP measures to net income (loss) follows (in thousands):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2005	2004	2005	2004
Broadcast cash flow	$31,957	$28,877	$49,138	$42,268
Corporate expenses	4,196	4,120	8,345	8,133

EBITDA as adjusted	27,761	24,757	40,793	34,135
Gain on sale of assets	—	(2,392)	—	(3,396)
Non-cash stock-based compensation	143	(2)	435	(42)
Depreciation and amortization	11,620	11,247	23,052	22,034

Operating income	15,998	15,904	17,306	15,539
Interest expense	(8,535)	(6,630)	(16,716)	(13,502)
Interest income	213	67	361	156

Income before income taxes	7,676	9,341	951	2,193
Income tax expense	(3,453)	(4,320)	(1,091)	(2,284)

Income (loss) before equity in net earnings (loss) of nonconsolidated affiliates	4,223	5,021	(140)	(91)
Equity in net earnings (loss) of nonconsolidated affiliates	8	70	(117)	(41)

Net income (loss)	$4,231	$5,091	$(257)	$(132)

Consolidated Operations

Net Revenue. Net revenue increased to $75.1 million for the three-month period ended June 30, 2005 from $68.9 million for the three-month period ended June 30, 2004, an increase of $6.2 million. Our television and radio segments together accounted for $5.2 million of the increase. The increase from these segments was primarily attributable to an increase in advertising rates. The remaining $1.0 million of the increase came from our outdoor segment and was primarily attributable to an increase in advertising rates.

Net revenue increased to $132.3 million for the six-month period ended June 30, 2005 from $121.0 million for the six-month period ended June 30, 2004, an increase of $11.3 million. Excluding the net revenue contributed during the six-month period ended June 30, 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, net revenue would have increased by $11.9 million during the six-month period ended June 30, 2005. The overall increase came mainly from our television and radio segments, which together accounted for an increase of $9.9 million. The increase from these segments was primarily attributable to increased advertising sold (referred to as “inventory” in our industry) and an increase in advertising rates. The remaining $1.4 million of the increase came from our outdoor segment and was attributable to an increase in advertising rates.

We currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to continue to increase our rates, resulting in continued increases in net revenue in future periods.

Direct Operating Expenses. Direct operating expenses increased to $30.6 million for the three-month period ended June 30, 2005 from $28.7 million for the three-month period ended June 30, 2004, an increase of $1.9 million. The overall increase came mainly from our television and radio segments, which together accounted for $1.5 million of the increase. The increase from these segments was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, an increase in salaries and an increase in news production costs due to the expansion of our newscast operations in the San Diego market, as well as expenses associated with radio station KBMB-FM acquired in the second half of 2004 and radio station KDLD-FM/KDLE-FM. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $0.4 million of the overall increase. This increase in the outdoor segment was primarily attributable to higher lease rents for our billboard locations. As a percentage of net revenue, direct operating expenses decreased to 41% for the three-month period ended June 30, 2005 from 42% for the three-month period ended June 30, 2004. Direct operating expenses as a percentage of net revenue decreased because direct operating expense increases were outpaced by increases in net revenue.

Direct operating expenses increased to $57.9 million for the six-month period ended June 30, 2005 from $54.7 million for the six-month period ended June 30, 2004, an increase of $3.2 million. Excluding the direct operating expenses incurred during the six-month period ended June 30, 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, direct operating expenses would have increased by $3.6 million during the six-month period ended June 30, 2005. The overall increase came mainly from our television and radio segments, which together accounted for $2.3 million of the increase. The increase from these segments was primarily attributable to an increase in commissions and national representation fees associated with the increase in net revenue, an increase in salaries and an increase in news production costs due to the expansion of our newscast operations in the San Diego market, as well as expenses associated with radio station KBMB-FM acquired in the second half of 2004 and radio station KDLD-FM/KDLE-FM, partially offset by the elimination of expenses incurred by our Chicago and Fresno stations that we sold. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $0.9 million of the overall increase. This increase in the outdoor segment was primarily attributable to higher lease rents for our billboard locations. As a percentage of net revenue, direct operating expenses decreased to 44% for the six-month period ended June 30, 2005 from 45% for the six-month period ended June 30, 2004. Direct operating expenses as a percentage of net revenue decreased because direct operating expense increases were outpaced by increases in net revenue.

We currently anticipate that, as our net revenue increases in future periods, our direct operating expenses correspondingly will continue to increase. However, we expect that net revenue increases will continue to outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will continue to decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $12.6 million for the three-month period ended June 30, 2005 from $11.3 million for the three-month period ended June 30, 2004, an increase of $1.3 million. The increase was primarily attributable to a one-time recovery of prior year expenses of $1.0 million in accordance with the terms of an amendment to our marketing and sales agreement with Univision, as well as expenses associated with radio station KBMB-FM acquired by us in the second half of 2004 and radio station KDLD-FM/KDLE-FM and an increase in salaries, partially offset by lower bad debt expense. As a percentage of net revenue, selling, general and administrative expenses increased to 17% for the three-month period ended June 30, 2005 from 16% for the three-month period ended June 30, 2004. Excluding the one-time recovery of prior year expenses of $1.0 million, selling, general and administrative expenses as a percentage of net revenue decreased to 17% for the three-month period ended June 30, 2005 from 18% for the three-month period ended June 30, 2004.

Selling, general and administrative expenses increased to $25.2 million for the six-month period ended June 30, 2005 from $24.0 million for the six-month period ended June 30, 2004, an increase of $1.2 million. Excluding the selling, general and administrative expenses incurred during the six-month period ended June 30, 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, selling, general and administrative expenses would have increased by $1.5 million during the six-month period ended June 30, 2005. The increase was primarily attributable to a one-time recovery of prior year expenses of $1.0 million in accordance with the terms of an amendment to our marketing and sales agreement with Univision, expenses associated with radio station KBMB-FM acquired by us in the second half of 2004 and radio station KDLD-FM/KDLE-FM and an increase in salaries, partially offset by lower bad debt expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 19% for the six-month period ended June 30, 2005 from 20% for the six-month period ended June 30, 2004. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expense increases were outpaced by increases in net revenue.

Although we currently anticipate that selling, general and administrative expenses will increase in future periods, we expect that net revenue increases will outpace any selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will continue to decrease in future periods.

Corporate Expenses. Corporate expenses increased to $4.2 million for the three-month period ended June 30, 2005 from $4.1 million for the three-month period ended June 30, 2004, an increase of $0.1 million. The increase was mainly attributable to higher expenses associated with our compliance with the Sarbanes-Oxley Act of 2002, partially offset by lower insurance expenses. As a percentage of net revenue, corporate expenses remained the same at 6% for the three-month periods ended June 30, 2005 and June 30, 2004.

Corporate expenses increased to $8.3 million for the six-month period ended June 30, 2005 from $8.1 million for the six-month period ended June 30, 2004, an increase of $0.2 million. The increase was mainly attributable to higher expenses associated with our compliance with the Sarbanes-Oxley Act of 2002, partially offset by lower insurance expenses. As a percentage of net revenue, corporate expenses decreased to 6% for the six-month period ended June 30, 2005 from 7% for the six-month period ended June 30, 2004.

We currently anticipate that corporate expenses will continue to increase in future periods, primarily due to higher expenses associated with our compliance with the Sarbanes-Oxley Act of 2002. Nevertheless, we expect that these increases will be outpaced by net revenue increases such that corporate expenses as a percentage of net revenue will decrease in future periods.

Gain on Sale of Assets. The gain on sale of assets of $2.4 million for the three-month period ended June 30, 2004 was primarily due to the sale of the assets of radio stations WRZA-FM, WSCH-FM and WNDZ-AM in the Chicago, Illinois market. The gain on sale of assets of $3.4 million for the six-month period ended June 30, 2004 was primarily due to the sale of the assets of radio stations WRZA-FM, WSCH-FM and WNDZ-AM in the Chicago, Illinois market and KZFO-FM in the Fresno, California market.

Depreciation and Amortization. Depreciation and amortization increased to $11.6 million for the three-month period ended June 30, 2005 from $11.2 million for the three-month period ended June 30, 2004, an increase of $0.4 million. Depreciation and amortization increased to $23.1 million for the six-month period ended June 30, 2005 from $22.0 million for the six-month period ended June 30, 2004, an increase of $1.1 million. The increases for the three- and six-month periods ended June 30, 2005, were primarily due to the acquisition of radio station KBMB-FM in the Sacramento, California market in the second half of 2004.

Non-Cash Stock-Based Compensation. Non-cash stock-based compensation was $0.1 million for the three-month period ended June 30, 2005 compared to $0 for the three-month period ended June 30, 2004, an increase of $0.1 million. Non-cash stock-based compensation was $0.4 million for the six-month period ended June 30, 2005 compared to $0 for the six-month period ended June 30, 2004, an increase of $0.4 million. The increases for the three- and six-month periods ended June 30, 2005, were primarily due to stock option grants to non-employees in the second half of 2004 and the first quarter of 2005. Non-cash stock-based compensation consists of non-employee stock option awards.

We anticipate a significant increase in non-cash stock-based compensation beginning in the first quarter of 2006 as a result of our adoption in that quarter of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Please see “Pending Accounting Pronouncements” below.

Operating Income. As a result of the above factors, operating income increased to $16.0 million for the three-month period ended June 30, 2005 from $15.9 million for the three-month period ended June 30, 2004, an increase of $0.1 million. As a result of the above factors, operating income increased to $17.3 million for the six-month period ended June 30, 2005 from $15.5 million for the six-month period ended June 30, 2004, an increase of $1.8 million.

Interest Expense. Interest expense increased to $8.5 million for the three-month period ended June 30, 2005 from $6.6 million for the three-month period ended June 30, 2004, an increase of $1.9 million. The increase was primarily attributable to additional borrowings under our bank credit facility to finance the repurchase of all of our Series A mandatorily redeemable convertible preferred stock during the third quarter of 2004.

Interest expense increased to $16.7 million for the six-month period ended June 30, 2005 from $13.5 million for the six-month period ended June 30, 2004, an increase of $3.2 million. The increase was primarily attributable to additional borrowings under our bank credit facility to finance the repurchase of all of our Series A mandatorily redeemable convertible preferred stock during the third quarter of 2004.

Income Tax Expense. Our expected tax rate is approximately 40% of pre-tax income or loss, adjusted for permanent tax differences. Our tax expense was greater than the expected 40% of the pre-tax income because of foreign income taxes, state franchise taxes and the non-deductible portion of meals and entertainment. We currently have approximately $131 million in net operating loss carryforwards expiring through 2023 that we expect will be utilized prior to their expiration.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $38.8 million for the three-month period ended June 30, 2005 from $36.0 million for the three-month period ended June 30, 2004, an increase of $2.8 million. Of the overall increase, $2.5 million came from our Univision stations and $0.3 million came from our other stations. The overall increase was attributable to an increase in both local and national advertising sales, primarily due to an increase in rates.

Net revenue in our television segment increased to $69.5 million for the six-month period ended June 30, 2005 from $63.6 million for the six-month period ended June 30, 2004, an increase of $5.9 million. Of the overall increase, $5.1 million came from our Univision stations and $0.8 million came from our other stations. The overall increase was attributable to an increase in both local and national advertising sales due to a combination of an increase in rates and inventory sold.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $14.6 million for the three-month period ended June 30, 2005 from $13.9 million for the three-month period ended June 30, 2004, an increase of $0.7 million. The increase was primarily attributable to an increase in national representation fees and commissions associated with the increase in net revenue, an increase in salaries and an increase in news production costs due to the expansion of our newscast operations in the San Diego market.

Direct operating expenses in our television segment increased to $28.0 million for the six-month period ended June 30, 2005 from $26.6 million for the six-month period ended June 30, 2004, an increase of $1.4 million. The increase was primarily attributable to an increase in national representation fees and commissions associated with the increase in net revenue, an increase in salaries and an increase in news production costs due to the expansion of our newscast operations in the San Diego market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.4 million for the three-month period ended June 30, 2005 from $4.5 million for the three-month period ended June 30, 2004, an increase of $0.9 million. The increase was primarily attributable to prior year’s one-time recovery of prior year expenses of $1.0 million in accordance with the terms of an amendment to our marketing and sales agreement with Univision. Additionally, selling, general and administrative expenses increased due to an increase in salaries, partially offset by lower bad debt expense.

Selling, general and administrative expenses in our television segment increased to $11.1 million for the six-month period ended June 30, 2005 from $10.0 million for the six-month period ended June 30, 2004, an increase of $1.1 million. The increase was primarily attributable to prior year’s one-time recovery of prior year expenses of $1.0 million in accordance with the terms of an amendment to our marketing and sales agreement with Univision. Additionally, selling, general and administrative expenses increased due to an increase in salaries, partially offset by lower bad debt expense.

Radio

Net Revenue. Net revenue in our radio segment increased to $27.2 million for the three-month period ended June 30, 2005 from $24.7 million for the three-month period ended June 30, 2004, an increase of $2.5 million. The increase was primarily attributable to an increase in local advertising rates, as well as revenue associated with radio station KBMB-FM acquired by us in the second half of 2004.

Net revenue in our radio segment increased to $47.0 million for the six-month period ended June 30, 2005 from $43.0 million for the six-month period ended June 30, 2004, an increase of $4.0 million. Excluding the net revenue contributed during the first six months of 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, net revenue would have increased by $4.6 million during the six-month period ended June 30, 2005. The increase was primarily attributable to an increase in local advertising rates, as well as revenue associated with radio station KBMB-FM acquired by us in the second half of 2004.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $10.0 million for the three-month period ended June 30, 2005 from $9.2 million for the three-month period ended June 30, 2004, an increase of $0.8 million. The increase was primarily attributable to an increase in commissions and other sales-related expenses associated with the increase in net revenue, as well as expenses associated with radio station KBMB-FM acquired by us in the second half of 2004 and radio station KDLD-FM/KDLE-FM.

Direct operating expenses in our radio segment increased to $18.3 million for the six-month period ended June 30, 2005 from $17.3 million for the six-month period ended June 30, 2004, an increase of $1.0 million. Excluding the expenses incurred during the first six months of 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, direct operating expenses would have increased $1.3 million during the six-month period ended June 30, 2005. The increase was primarily attributable to an increase in commissions and other sales-related expenses associated with the increase in net revenue, as well as expenses associated with radio station KBMB-FM acquired by us in the second half of 2004 and radio station KDLD-FM/KDLE-FM.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $5.9 million for the three-month period ended June 30, 2005 from $5.7 million for the three-month period ended June 30, 2004, an increase of $0.2 million. The increase was primarily attributable to an increase in salaries in the second quarter of 2005, as well as expenses associated with radio station KBMB-FM acquired by us in the second half of 2004 and radio station KDLD-FM/KDLE-FM.

Selling, general and administrative expenses in our radio segment increased to $11.8 million for the six-month period ended June 30, 2005 from $11.3 million for the six-month period ended June 30, 2004, an increase of $0.5 million. Excluding the expenses incurred by our radio stations in Chicago and Fresno that we sold in the first half of 2004, selling, general and administrative expenses would have increased $0.7 million during the six-month period ended June 30, 2005. The increase was primarily attributable to higher promotional spending in the first half of 2005, as well as expenses associated with radio station KBMB-FM acquired by us in the second half of 2004 and radio station KDLD-FM/KDLE-FM.

Outdoor

Net Revenue. Net revenue in our outdoor segment increased to $9.1 million for the three-month period ended June 30, 2005 from $8.2 million for the three-month period ended June 30, 2004, an increase of $0.9 million. The increase was primarily attributable to an increase in advertising rates.

Net revenue in our outdoor segment increased to $15.8 million for the six-month period ended June 30, 2005 from $14.3 million for the six-month period ended June 30, 2004, an increase of $1.5 million. The increase was attributable to an increase in advertising rates.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $6.0 million for the three-month period ended June 30, 2005 from $5.6 million for the three-month period ended June 30, 2004, an increase of $0.4 million. The increase was primarily attributable to higher lease rents for our billboard locations.

Direct operating expenses in our outdoor segment increased to $11.7 million for the six-month period ended June 30, 2005 from $10.8 million for the six-month period ended June 30, 2004, an increase of $0.9 million. The increase was primarily attributable to higher lease rents for our billboard locations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment increased to $1.3 million for the three-month period ended June 30, 2005 from $1.1 million for the three-month period ended June 30, 2004, an increase of $0.2 million. The increase was primarily attributable to expenses associated with the addition of the new Sacramento bus advertising contract.

Selling, general and administrative expenses in our outdoor segment decreased to $2.4 million for the six-month period ended June 30, 2005 from $2.6 million for the six-month period ended June 30, 2004, a decrease of $0.2 million. The decrease was primarily attributable to severance amounts paid to the former president of our outdoor division in 2004, partially offset by additional expenses associated with the addition of the new Sacramento bus advertising contract.

Liquidity and Capital Resources

We have a history of generating significant positive cash flow from our operations. We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures, payments of principal and interest on outstanding indebtedness and share repurchases) with cash on hand, cash flows from operations and externally generated funds, such as proceeds from any debt or equity offering and our bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

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

The term loan bears interest at LIBOR plus a margin of 1.75%, for a total interest rate of 5.24% at June 30, 2005. The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage. As of June 30, 2005, $250 million was outstanding under our bank credit facility and $147 million was available for future borrowings. We had approximately $3 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings.

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

Broadcast Cash Flow and EBITDA as Adjusted

Broadcast cash flow (as defined below) increased to $32.0 million for the three-month period ended June 30, 2005 from $28.9 million for the three-month period ended June 30, 2004, an increase of $3.1 million, or 11%. As a percentage of net revenue, broadcast cash flow increased to 43% for the three-month period ended June 30, 2005 from 42% for the three-month period ended June 30, 2004.

Broadcast cash flow increased to $49.1 million for the six-month period ended June 30, 2005 from $42.3 million for the six-month period ended June 30, 2004, an increase of $6.8 million, or 16%. As a percentage of net revenue, broadcast cash flow increased to 37% for the six-month period ended June 30, 2005 from 35% for the six-month period ended June 30, 2004.

We currently anticipate that broadcast cash flow will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating and selling, general and administrative expenses.

EBITDA as adjusted (as defined below) increased to $27.8 million for the three-month period ended June 30, 2005 from $24.8 million for the three-month period ended June 30, 2004, an increase of $3.0 million, or 12%. As a percentage of net revenue, EBITDA as adjusted increased to 37% for the three-month period ended June 30, 2005 from 36% for the three-month period ended June 30, 2004.

EBITDA as adjusted increased to $40.8 million for the six-month period ended June 30, 2005 from $34.1 million for the six-month period ended June 30, 2004, an increase of $6.7 million, or 20%. As a percentage of net revenue, EBITDA as adjusted increased to 31% for the six-month period ended June 30, 2005 from 28% for the six-month period ended June 30, 2004.

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

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility and in the indenture governing our senior subordinated notes. In those instruments, EBITDA as adjusted is referred to as “operating cash flow” and “consolidated cash flow,” respectively. Under our bank credit facility, our ratio of debt to operating cash flow may not exceed 7.5 to 1 on a pro forma basis for the prior full four quarters. Under the indenture, the corresponding ratio of indebtedness to consolidated cash flow cannot exceed 7.1 to 1 on the same basis. The actual ratios of indebtedness to each of operating cash flow and consolidated cash flow were as follows (in each case as of June 30): 2005, 5.6 to 1; 2004, 4.6 to 1. We entered into our new bank credit facility in August 2004 and issued our senior subordinated notes in March 2002, so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Cash Flow

Net cash flow provided by operating activities decreased to $14.0 million for the six-month period ended June 30, 2005 from $16.6 million for the six-month period ended June 30, 2004.

Net cash flow used in investing activities was $27.1 million for the six-month period ended June 30, 2005, compared to net cash flow provided by investing activities of $31.0 million for the six-month period ended June 30, 2004. During the six-month period ended June 30, 2005, we spent $27.1 million on net capital expenditures and acquisition of intangibles.

Net cash flow used in financing activities was $0.4 million for the six-month period ended June 30, 2005, compared to net cash flow used in financing activities of $54.5 million for the six-month period ended June 30, 2004 due to payments under our bank credit facility, primarily using the proceeds from the sale of our radio stations in Chicago and Fresno in the first half of 2004. During the six-month period ended June 30, 2005, we made debt payments of $1.1 million and received net proceeds of $0.7 million from the exercise of stock options issued under our 2000 Omnibus Equity Incentive Plan and from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

During the remainder of 2005, we anticipate that our maintenance capital expenditures will be approximately $4 million. In addition to our maintenance capital expenditures, we anticipate that our digital television capital expenditures will be approximately $7 million in the second half of 2005. We anticipate spending an additional $5 million on digital television equipment and facilities in the first half of 2006.

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

Other

On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. Since the inception of the Employee Stock Purchase Plan through June 30, 2005, 391,976 shares have been purchased.

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

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” which is an amendment of APB opinion No. 29, “Accounting for Nonmonetary Transactions.” The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153, will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The effect on our financial position and results of operations will depend on the significance of television and radio station exchange transactions we enter into in the future.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.75%, for a total interest rate of 5.24% at June 30, 2005. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of June 30, 2005, we had $250 million of variable rate bank debt outstanding. Our bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement. We have three interest rate swap agreements, one with a notional amount of $82.5 million and two with a notional amount of $12.5 million each. The $82.5 million agreement provides for a LIBOR-based rate floor of 1.78% and rate ceiling of 7% and terminates on March 31, 2006. The two $12.5 million agreements, which begin after the $82.5 million agreement expires, provide for a LIBOR-based rate floor of 3.1% and rate ceiling of 6% and terminate on October 6, 2006.

Because this portion of our long-term debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. In the event that the LIBOR rate falls below the floor rate, we would still have to pay the floor rate plus the margin based on our leverage at such time. If the LIBOR rate falls near or below the floor rate during the swap agreement period, we would record the fair market value of the swap agreement as a liability on the balance sheet and interest expense on the income statement. In the event that the LIBOR rate rises above the ceiling rate, we would only have to pay the ceiling rate plus the applicable margin. If the LIBOR rate rises near or above the ceiling rate during the swap agreement period, the fair market value of the swap agreement would be recorded as an asset on the balance sheet and a reduction of interest expense on the income statement. Due to the short-term nature of these agreements and our current anticipation that the interest rate floors or ceilings will not be approached during their terms, the estimated fair value of these agreements is not significant as of June 30, 2005.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely making known to them material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We held our annual meeting of stockholders on May 26, 2005. At that meeting, our Class A and Class B stockholders:

1. Elected eight Class A/B directors to serve until our 2006 annual meeting of stockholders or until his or her successor is duly elected and qualified:

Name	For	Withheld
Walter F. Ulloa	332,280,356	1,651,014
Philip C. Wilkinson	332,306,913	1,624,457
Paul A. Zevnik	323,128,070	10,803,300
Darryl B. Thompson	309,787,248	24,144,122
Michael S. Rosen	320,590,084	13,341,286
Esteban E. Torres	333,374,082	557,288
Patricia Diaz Dennis	333,332,767	598,603
Jesse Casso, Jr.	333,333,130	598,240

2. Ratified the appointment of McGladrey & Pullen, LLP, as our independent auditors for the fiscal year ending December 31, 2005:

Votes For	332,709,583
Votes Against	1,212,917
Abstentions	8,870
Broker Non-Votes	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ JOHN F. DELORENZO
John F. DeLorenzo Executive Vice President, Treasurer and Chief Financial Officer

Date: August 8, 2005