Form 10-Q
period 2005-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2005-11-09
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 4, 2005, there were 59,766,087 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 36,926,600 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$49,037	$46,969
Trade receivables (including related parties of $42 and $56), net of allowance for doubtful accounts of $5,154 and $5,332	60,661	52,568
Assets held for sale	69,454	—
Prepaid expenses and other current assets (including related parties of $751 and $576)	6,845	5,271

Total current assets	185,997	104,808
Property and equipment, net	151,900	163,926
Intangible assets subject to amortization, net	113,156	128,347
Intangible assets not subject to amortization	843,888	886,242
Goodwill	385,833	385,977
Other assets (including related parties of $170 and $166)	11,523	20,412

Total assets	$1,692,297	$1,689,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$5,078	$1,993
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,216 and $2,416)	27,480	29,153

Total current liabilities	32,676	31,264
Notes payable, less current maturities	501,594	480,983
Other long-term liabilities	3,642	3,719
Deferred taxes	127,914	136,074

Total liabilities	665,826	652,040

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 2005 and 2004 50,000,000 shares authorized and none outstanding	—	—
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2005 59,751,087; 2004 59,568,943	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2005 and 2004 27,678,533	3	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2005 and 2004 36,926,600	4	4
Additional paid-in capital	1,186,271	1,184,394
Accumulated deficit	(159,813)	(146,735)

	1,026,471	1,037,672
Treasury stock, Class A common stock, $0.0001 par value, 2005 and 2004 5,101 shares	—	—

Total stockholders’ equity	1,026,471	1,037,672

Total liabilities & stockholders’ equity	$1,692,297	$1,689,712

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

,	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Net revenue (including related parties of $150, $232, $450 and $783)	$75,537	$70,024	$207,800	$191,019

Expenses:
Direct operating expenses (including related parties of $3,100, $3,192, $8,493 and $8,593)	31,244	28,755	89,125	83,490
Selling, general and administrative expenses	13,318	13,273	38,562	37,265
Corporate expenses	4,237	4,442	12,581	12,574
Loss (gain) on sale of assets	—	240	—	(3,156)
Non-cash stock-based compensation (comprised entirely of corporate expenses)	182	79	617	37
Depreciation and amortization (includes direct operating of $10,538, $9,139, $30,747 and $28,338; selling, general and administrative of $1,011, $1,007, $3,382 and $3,281; and corporate of $221, $242, $693 and $802)	11,770	10,388	34,822	32,421

	60,751	57,177	175,707	162,631

Operating income	14,786	12,847	32,093	28,388
Interest expense	(7,796)	(6,893)	(24,512)	(20,396)
Interest income	201	161	562	317
Loss on debt extinguishment	(27,969)	—	(27,969)	—

Income (loss) before income taxes	(20,778)	6,115	(19,826)	8,309
Income tax (expense) benefit	7,915	(3,006)	6,823	(5,292)

Income (loss) before equity in net earnings (loss) of nonconsolidated affiliates	(12,863)	3,109	(13,003)	3,017
Equity in net earnings (loss) of nonconsolidated affiliates	43	59	(75)	17

Income (loss) before discontinued operations	(12,820)	3,168	(13,078)	3,034
Gain on disposal of discontinued operations net of tax $0, $350, $0 and $350	—	521	—	521

Net income (loss)	(12,820)	3,689	(13,078)	3,555
Accretion of preferred stock redemption value	—	(9,769)	—	(15,913)

Net loss applicable to common stockholders	$(12,820)	$(6,080)	$(13,078)	$(12,358)

Basic and diluted earnings per share:
Net loss per share from continuing operations applicable to common stockholders	$(0.10)	$(0.05)	$(0.11)	$(0.13)
Net income per share from discontinued operations	$—	$0.00	$—	$0.01

Net loss per share applicable to common stockholders, basic and diluted	$(0.10)	$(0.05)	$(0.11)	$(0.12)

Weighted average common shares outstanding, basic and diluted	124,323,711	124,138,087	124,268,943	99,575,647

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(13,078)	$3,555
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	34,822	32,421
Deferred income taxes	(7,980)	4,164
Amortization of debt issue costs	1,787	2,316
Amortization of syndication contracts	38	265
Equity in net (earnings) loss of nonconsolidated affiliates	75	(17)
Non-cash stock-based compensation	617	37
Gain on sale of media properties and other assets	(13)	(3,677)
Loss on debt extinguishment	27,969	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(7,636)	(6,168)
Increase in prepaid expenses and other assets	(3,247)	(1,684)
Decrease in accounts payable, accrued expenses and other liabilities	(4,787)	(1,603)

Net cash provided by operating activities	28,567	29,609

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	44	41,485
Purchases of property and equipment and intangibles	(32,750)	(10,915)
Purchases of media properties	—	(17,592)
Distribution from nonconsolidated affilliates	—	300
Refunds for acquisitions	—	501

Net cash provided by (used in) investing activities	(32,706)	13,779

Cash flows from financing activities:
Proceeds from issuance of common stock	1,219	948
Principal payments on notes payable	(493,416)	(229,112)
Repurchase of Series A Preferred Stock	—	(128,182)
Proceeds from borrowing on notes payable	500,000	334,302
Payments of deferred debt and offering costs	(1,596)	(4,309)

Net cash provided by (used in) financing activities	6,207	(26,353)

Net increase in cash and cash equivalents	2,068	17,035
Cash and cash equivalents:
Beginning	46,969	19,806

Ending	$49,037	$36,841

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$29,242	$22,649

Income taxes	$1,158	$1,128

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$101	$51

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2005

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the nine-month periods ended September 30, 2005 and 2004, the amount paid by the Company to Univision in this capacity was $7.1 and $7.0 million, respectively.

In July 2005, the Company entered into a definitive agreement to sell the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. It is currently anticipated that Univision will pay the full amount of the purchase price in the form of shares of the Company’s Class U common stock held by Univision. This transaction is currently expected to close during the first quarter of 2006, and is currently expected to reduce Univision’s percentage ownership in the Company to approximately 20%, based on the Company’s current capital structure and subject to the price of the Company’s Class A common stock at the closing of the transaction.

In September 2005, the Company and Univision entered into an agreement under which the Company has agreed, at Univision’s request, to sell in an underwritten public offering up to a specified number of shares of the Company’s Class A common stock previously registered with the SEC, and concurrently with the consummation of that public offering, to repurchase the same number of shares of the Company’s Class U common stock owned by Univision, for an amount equal to the gross proceeds of the offering minus underwriting discounts and commissions (the “Sale Transaction”). Under this agreement, Univision has agreed to refrain from exercising any right to demand the registration of the sale of such common stock provided to it under an investor rights agreement, as amended, between the Company, Univision and the other stockholders named therein until a period of time after giving notice to the Company of its request to consummate a Sale Transaction.

Stock-based compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans and stock purchase plans. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be issued at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table illustrates the effect on net loss and net loss per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three- and nine-month periods ended September 30, 2005 and 2004 (in thousands, except per share data):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders
As reported	$(12,820)	$(6,080)	$(13,078)	$(12,358)
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,427)	(2,400)	(7,281)	(7,224)

Pro forma	$(15,247)	$(8,480)	$(20,359)	$(19,582)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.10)	$(0.05)	$(0.11)	$(0.12)

Pro forma	$(0.12)	$(0.07)	$(0.16)	$(0.20)

The Company granted 3,070,000 stock options to employees and directors and 123,000 stock options to non-employees during the nine-month period ended September 30, 2005. These stock options have a weighted average exercise price of $7.84 per share and a weighted average fair value of $4.57 per share.

Beginning in the first quarter of 2006, the Company will adopt SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). See “Pending Accounting Pronouncements” below. In October 2005, the Company authorized accelerating the vesting of certain of the Company’s outstanding unvested stock options granted under the Company’s equity incentive plans. See “Subsequent Event” below.

Loss per share

Basic loss per share is computed as net loss applicable to common stockholders divided by weighted average number of common shares outstanding for the period. For 2004, net loss applicable to common stockholders is net loss reduced by accretion of preferred stock redemption value, premium paid on early redemption and accrued dividends on Series A mandatorily redeemable convertible preferred stock outstanding during that period. Diluted loss per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

For the three- and nine-month periods ended September 30, 2005 and 2004, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share.

For the nine-month period ended September 30, 2005, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is 206,305 equivalent shares of stock options. For the nine-month period ended September 30, 2004, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is as follows: 284,073 equivalent shares of stock options, 12,308,867 equivalent shares of Series U convertible preferred stock and 5,027,078 equivalent shares of Series A mandatorily redeemable convertible preferred stock.

For the three-month period ended September 30, 2005, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is 232,992 equivalent shares of stock options. For the three-month period ended September 30, 2004, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is as follows: 232,540 equivalent shares of stock options and 3,323,096 equivalent shares of Series A mandatorily redeemable convertible preferred stock.

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

In June 2005, certain of the Company’s Mexican affiliates acquired all of the outstanding capital stock of the television licensee of XHRIO-TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to such station, for an aggregate of approximately $13.2 million. In August 2005, XHRIO-TV was launched as a Fox affiliate in that market.

The approximate value of depreciable equipment and non-amortizable FCC licenses purchased as a result of these acquisitions were $0.9 million and $17.8 million, respectively. The Company evaluated the transferred set of activities, assets, inputs, outputs and processes in each of these acquisitions and determined that none of these acquisitions constituted a business.

Pending transaction

In July 2005, the Company entered into a definitive agreement to sell the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. It is currently anticipated that Univision will pay the full amount of the purchase price in the form of shares of the Company’s Class U common stock held by Univision. This transaction is currently expected to close during the first quarter of 2006.

The assets in the San Francisco/San Jose, California market are classified as assets held for sale and are no longer being depreciated or amortized. Summarized balance sheet data as of September 30, 2005 is as follows (in millions):

Property and equipment, net	$1.8
Land	4.9
Other intangibles subject to amortization, net	2.5
FCC licenses not subject to amortization	60.3

$69.5

Subsequent event

On October 6, 2005, the Compensation Committee of the Board of Directors of the Company authorized accelerating the vesting of all of the Company’s outstanding unvested stock options granted under the Company’s 2000 Omnibus Equity Incentive Plan and the 2004 Equity Incentive Plan with an exercise price greater than $7.80 per share, the closing price of the Company’s Class A common stock on the New York Stock Exchange as of that date. As a result of the vesting acceleration, options to acquire approximately 4.7 million shares of the Company’s Class A common stock (the “Accelerated Options”), which otherwise would have vested from time to time over the next four years, become immediately exercisable. All other terms and conditions applicable to the Accelerated Options remain in effect.

The Compensation Committee’s decision to accelerate the vesting of the Accelerated Options was based upon the issuance by the Financial Accounting Standards Board (“FASB”) of SFAS No. 123R, which will require the Company to treat unvested stock options as compensation expense effective January 1, 2006. The Compensation Committee believes that the acceleration of vesting of these “out-of-the-money” stock options will reduce the Company’s compensation charges in subsequent periods, and such reductions may be significant. In addition, the Compensation Committee believes that these “out-of-the-money” stock options currently have limited economic value and are not achieving their original objectives of incentive compensation and employee retention because the exercise price is currently in excess of the market price of the Company’s Class A common stock.

The Company believes that the acceleration of vesting of the approximately 0.3 million Accelerated Options granted to non-employees will accelerate approximately $0.6 million of non-cash stock-based compensation expense into the fourth quarter of 2005 that otherwise would have been recognized over the next four years. Since the Company accounts for its stock options granted to employees using the intrinsic-value method, under the guideline of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company will report the compensation expense related to the approximately 4.4 million Accelerated Options granted to employees for disclosure purposes only in its year-end 2005 financial statements as permitted by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” The Company believes that acceleration of vesting of the Accelerated Options will eliminate the need for recognizing future compensation expense of approximately $17 million in the aggregate over the remaining option terms in its financial statements after the Company adopts SFAS No. 123R on January 1, 2006. While the Company believes that it will not be required to recognize any compensation expense in future periods associated with the Accelerated Options, there can be no assurance that the acceleration of vesting of the Accelerated Options may not result in some future compensation expense.

Bank credit facility

In September 2005, the Company refinanced the Company’s former bank credit facility with a new $650 million senior secured bank credit facility consisting of a 7  1/2-year $500 million term loan and a 6  1/2-year $150 million revolving facility. The term loan under the new bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance outstanding borrowings under the Company’s former bank credit facility, (ii) to complete a tender offer for the Company’s previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

The term loan matures in 2013 and is subject to automatic quarterly reductions of $1.25 million starting on January 1, 2006. The revolving facility expires in 2012. The Company’s ability to make additional borrowings under the bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the bank credit facility.

The bank credit facility is secured by substantially all of the Company’s assets, as well as the pledge of the stock of substantially all of the Company’s subsidiaries, including the special purpose subsidiary formed to hold the Company’s FCC licenses.

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 5.34% as of September 30, 2005. The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on leverage covenants. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage. As of September 30, 2005, $500 million was outstanding under the bank credit facility and $147 million was available under the revolving facility for future borrowings. The Company had approximately $3 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings.

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

The loss on debt extinguishment was $28.0 million for the three- and nine-month periods ended September 30, 2005. The loss on debt extinguishment was primarily attributable to the premium that the Company paid for the completion of the tender offer for the Company’s $225 million senior subordinated notes, the extinguishment of the costs associated with those notes, the extinguishment of the costs associated with the former $400 million bank credit facility and a portion of the fees associated with the new $650 million senior secured bank credit facility. On September 28, 2005, the Company completed a tender offer for all of the Company’s $225 million senior subordinated notes. The purchase price for the senior subordinated notes was $1,057.61 per $1,000 principal amount tendered, which included a consent payment of $20.00 per $1,000 principal amount tendered, for a total of approximately $238 million.

Derivative Instruments

In September 2005, the Company entered into three interest rate swap agreements with a $500.0 million aggregate notional amount that expire on October 1, 2010. These interest rate swap agreements convert the variable rate term loan into a fixed rate obligation of 5.96%. Under these interest rate swap agreements, the Company makes fixed-rate interest payments and receives interest payments based on LIBOR. As of September 30, 2005, the fair value of the interest rate swap agreements was $1.0 million.

Statement of Financial Accounting Standard No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of September 30, 2005, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, changes in their fair values are classified as other assets on the Company’s balance sheet and as a reduction of interest expense on the Company’s statements of operations. For the three- and nine-month periods ended September 30, 2005, the Company recognized a reduction of $1.0 million in interest expense related to the increase in fair value of the interest rate swap agreements.

Pending accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the measurement of all share-based payment transactions, including grants of employee stock options and stock purchased through an employee stock purchase plan, be recognized in the financial statements using a fair value-based method.

SFAS No. 123R is required to be implemented as of the beginning of the Company’s next fiscal year, and will therefore be effective for the Company’s first quarter of 2006. The Company anticipates an increase in non-cash stock-based compensation beginning in the first quarter of 2006 as a result of the Company’s adoption in that quarter of SFAS No. 123R, and such increases may be significant. The impact of SFAS No. 123R on the Company in 2006 and beyond will depend upon various factors, including its future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using the Black-Scholes option pricing model and may not be indicative of the expense in future periods.

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

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, loss (gain) on sale of assets and non-cash stock-based compensation. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2005 and 2004. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period Ended September 30,			Nine-Month Period Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Net revenue
Television	$37,836	$36,428	4%	$107,351	$100,052	7%
Radio	28,364	25,303	12%	75,350	68,334	10%
Outdoor	9,337	8,293	13%	25,099	22,633	11%

Consolidated	75,537	70,024	8%	207,800	191,019	9%

Direct operating expenses
Television	15,013	14,410	4%	42,972	40,991	5%
Radio	10,067	8,902	13%	28,317	26,243	8%
Outdoor	6,164	5,443	13%	17,836	16,256	10%

Consolidated	31,244	28,755	9%	89,125	83,490	7%

Selling, general and administrative expenses
Television	5,606	5,806	(3)%	16,735	15,845	6%
Radio	6,425	6,285	2%	18,175	17,632	3%
Outdoor	1,287	1,182	9%	3,652	3,788	(4)%

Consolidated	13,318	13,273	0%	38,562	37,265	3%

Depreciation and amortization
Television	3,904	3,460	13%	11,448	10,585	8%
Radio	1,955	1,811	8%	6,496	5,688	14%
Outdoor	5,911	5,117	16%	16,878	16,148	5%

Consolidated	11,770	10,388	13%	34,822	32,421	7%

Segment operating profit (loss)
Television	13,313	12,752	4%	36,196	32,631	11%
Radio	9,917	8,305	19%	22,362	18,771	19%
Outdoor	(4,025)	(3,449)	17%	(13,267)	(13,559)	(2)%

Consolidated	19,205	17,608	9%	45,291	37,843	20%

Corporate expenses	4,237	4,442	(5)%	12,581	12,574	0%
Loss (gain) on sale of assets	—	240	*	—	(3,156)	*
Non-cash stock-based compensation	182	79	130%	617	37	*

Operating income	$14,786	$12,847	15%	$32,093	$28,388	13%

Capital expenditures
Television	$4,245	$2,751		$10,709	$6,775
Radio	891	885		2,436	2,658
Outdoor	478	528		1,351	1,236

Consolidated	$5,614	$4,164		$14,496	$10,669

Total assets
Television	$436,411	$405,786
Radio	985,796	1,048,085
Outdoor	200,646	219,723
Assets held for sale (Radio)	69,454	4,905

Consolidated	$1,692,297	$1,678,499

*	Percentage not meaningful.

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

Overview

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 75% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising. Our net revenue for the three-month period ended September 30, 2005 was $75.5 million. Of that amount, revenue generated by our television segment accounted for 50%, revenue generated by our radio segment accounted for 38% and revenue generated by our outdoor segment accounted for 12%.

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

We generate revenue from sales of national and local advertising time on television and radio stations and advertising on our billboards. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when outdoor advertising services are provided. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting and outdoor advertising industries and are due primarily to variations in advertising expenditures by both local and national advertisers.

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

Highlights

Despite a relatively difficult general advertising environment, we experienced solid growth in all of our segments for the third quarter of 2005, with net revenue of $75.5 million. Our television segment had another solid quarter, contributing $37.8 million in net revenue, as we continued to sustain solid ratings across our station group. We launched an aggressive local sales initiative in 2004, and as a result, local advertising revenue growth has exceeded national advertising revenue growth in each quarter of 2005. Our television results were driven by continued growth in our top advertising categories, including automotive, services, healthcare and media.

We were particularly pleased with the success of our TeleFutura group in the third quarter of 2005. TeleFutura is now competing with Telemundo to be the second-ranked Spanish-language station in several of our markets, behind our top-ranked Univision affiliates in those markets. Revenue from our TeleFutura stations in the third quarter of 2005 increased by 38% over the third quarter of 2004. Although this contribution is still relatively small compared to our overall television revenue, we believe that it is an important source of future growth for our company. In the first quarter of 2005, we launched new TeleFutura affiliates in the two important border markets of McAllen and Laredo, Texas, giving us Univision-TeleFutura duopolies in 18 of our 23 television markets.

In addition, in June 2005, certain of our Mexican affiliates acquired all of the outstanding capital stock of the television licensee of XHRIO-TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to such station, and we provide the programming and related services to the station under a time brokerage arrangement. In August 2005, XHRIO-TV was launched as a Fox affiliate, which we expect to complement our existing media properties, including our Univision and TeleFutura affiliates, and to further expand our reach among key young adult demographic groups in that market.

Our radio segment also had a solid third quarter of 2005, contributing $28.4 million in net revenue as we concentrated our efforts on local sales, which constituted 77% of our radio segment’s total revenue for the third quarter of 2005. Early in 2004 we successfully completed the relocation of our radio network headquarters to Los Angeles and consolidated our outdoor division’s corporate offices in that same facility. This move has based our radio division in the nation’s largest Hispanic market, and its proximity to our outdoor division has increased opportunities for cross-selling and cross-promotion between these two segments.

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

We believe that we have made great strides over the past year by restructuring our radio programming department, including the appointment of a new vice president of programming. In total, we changed the formats of 13 of our radio stations in ten markets, with six of those stations in five markets successfully switching to our “Super Estrella” format, a pop and alternative Spanish-rock format that provides a musical home for young Hispanics. In October, we launched a new format in five markets, “José: Toca lo que Quiere” (“plays what he wants”), featuring a mix of Spanish-language adult contemporary hits from the 1970s through the present, that targets Hispanic adults ages 25-54.

Our outdoor segment contributed $9.3 million in net revenue for the third quarter of 2005 and continued to build upon the momentum established during the second half of 2004 by posting a fifth consecutive quarter of solid revenue growth. We attribute the improvement in our outdoor business to several internal factors. During the first half of 2004, we replaced the head of our outdoor division as well as senior sales management in New York, Los Angeles and Chicago in order to execute a more aggressive sales strategy. We also initiated a maintenance program during the first half of 2004 to upgrade the quality of our 8- and 30-sheet poster inventory in New York, which we believe helped to bolster advertisers’ interest in our posters.

In addition, in April 2005 we entered into a three-year agreement with the City of Sacramento to sell advertising on the city’s buses that we believe will create opportunities to provide broader coverage for national advertisers. Looking ahead, we believe that the momentum that has been created in our outdoor segment will continue into 2006.

We also took key steps in 2004 and 2005 toward improving our capital structure. In 2004, we converted all of our Series U preferred stock held by Univision into shares of our new Class U common stock and repurchased all of our Series A mandatorily redeemable convertible preferred stock, so that by the end of 2004 we had no preferred stock outstanding. In 2005, we refinanced our former $400 million bank credit facility and completed a tender offer for our $225 million senior subordinated notes with the proceeds from a new $650 million senior secured bank credit facility. We entered into three interest rate swap agreements, with a $500 million aggregate notional amount, that converted our $500 million floating rate term loan into a fixed rate obligation at a rate of 5.96% for a five-year period. In addition, upon the closing of our pending sale of radio stations KBRG-FM and KLOK-AM to Univision, we currently expect to acquire shares of our Class U common stock held by Univision for the full amount of the purchase price in that transaction.

Acquisitions and Dispositions

In February 2005, we acquired the assets of radio station KAIQ-FM in the Lubbock, Texas market for approximately $1.7 million. Also in February 2005, we acquired the assets of television stations KVTF-CA and KTFV-CA in the McAllen, Texas market and television station KETF-CA in the Laredo, Texas market, for an aggregate of approximately $3.8 million.

In June 2005, certain of our Mexican affiliates acquired all of the outstanding capital stock of the television licensee of XHRIO-TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to such station, for an aggregate of approximately $13.2 million. In August 2005, XHRIO-TV was launched as a Fox affiliate in that market.

In July 2005, we entered into a definitive agreement to sell the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. It is currently anticipated that Univision will pay the full amount of the purchase price in the form of shares of our Class U common stock held by Univision. This transaction is currently expected to close during the first quarter of 2006.

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

Also pursuant to Univision’s agreement with the DOJ, in September 2003 Univision exchanged all of its shares of our Class A and Class C common stock that it previously owned for shares of our Series U preferred stock. The Series U preferred stock was mandatorily convertible into common stock when and if we created a new class of common stock that generally had the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference). Our stockholders approved the creation of such a new class of common stock, our Class U common stock, during the second quarter of 2004, and the shares of our Series U preferred stock held by Univision were converted into 36,926,600 shares of our new Class U common stock effective as of July 1, 2004. Neither the original exchange of Univision’s Class A and Class C common for our Series U preferred stock, nor the subsequent conversion of such Series U preferred stock into our new Class U common stock, changed Univision’s overall equity interest in our company, nor did either have any impact on our existing television station affiliation agreements with Univision.

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

Univision acts as our exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the nine-month periods ended September 30, 2005 and 2004, the amount paid by us to Univision in this capacity was $7.1 and $7.0 million, respectively.

In July 2005, we entered into a definitive agreement to sell the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. It is currently anticipated that Univision will pay the full amount of the purchase price in the form of shares of our Class U common stock held by Univision. This transaction is currently expected to close during the first quarter of 2006, and is currently expected to reduce Univision’s percentage ownership in our company to approximately 20%, based on our current capital structure and subject to the price of our Class A common stock at the closing of the transaction.

In September 2005, we entered into an agreement with Univision under which we have agreed, at Univision’s request, to sell in an underwritten public offering up to a specified number of shares of our Class A common stock previously registered with the Securities and Exchange Commission (“SEC”), and concurrently with the consummation of that public offering, to repurchase the same number of shares of our Class U common stock owned by Univision, for an amount equal to the gross proceeds of the offering minus underwriting discounts and commissions (the “Sale Transaction”). Under this agreement, Univision has agreed to refrain from exercising any right to demand the registration of the sale of such common stock provided to it under an investor rights agreement, as amended, between Univision, the other stockholders named therein and us until a period of time after giving notice to us of its request to consummate a Sale Transaction.

Three- and Nine-Month Periods Ended September 30, 2005 and 2004

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2005 and 2004 (in thousands):

	Three-Month Period Ended September 30,		% Change	Nine-Month Period Ended September 30,		% Change
	2005	2004		2005	2004
Statements of Operations Data:
Net revenue	$75,537	$70,024	8%	$207,800	$191,019	9%

Direct operating expenses	31,244	28,755	9%	89,125	83,490	7%
Selling, general and administrative expenses	13,318	13,273	0%	38,562	37,265	3%
Corporate expenses	4,237	4,442	(5)%	12,581	12,574	0%
Loss (gain) on sale of assets	—	240	*	—	(3,156)	*
Non-cash stock-based compensation	182	79	130%	617	37	*
Depreciation and amortization	11,770	10,388	13%	34,822	32,421	7%

	60,751	57,177	6%	175,707	162,631	8%

Operating income	14,786	12,847	15%	32,093	28,388	13%
Interest expense	(7,796)	(6,893)	13%	(24,512)	(20,396)	20%
Interest income	201	161	25%	562	317	77%
Loss on debt extinguishment	(27,969)	—		(27,969)	—

Income (loss) before income taxes	(20,778)	6,115	*	(19,826)	8,309	*
Income tax (expense) benefit	7,915	(3,006)	*	6,823	(5,292)	*

Income (loss) before equity in net earnings (loss) of nonconsolidated affiliates	(12,863)	3,109	*	(13,003)	3,017	*
Equity in net earnings (loss) of nonconsolidated affiliates	43	59	(27)%	(75)	17	*

Income (loss) before discontinued operations	(12,820)	3,168	*	(13,078)	3,034	*
Gain on disposal of discontinued operations	—	521	*	—	521	*

Net income (loss)	$(12,820)	$3,689	*	$(13,078)	$3,555	*

Other Data:
Broadcast cash flow (1)	$30,975	$27,996	11%	$80,113	$70,264	14%
EBITDA as adjusted (adjusted for non-cash stock-based compensation) (1)	$26,738	$23,554	14%	$67,532	$57,690	17%
Net cash provided by operating activities	$14,545	$12,989	12%	$28,567	$29,609	(4)%
Net cash provided by (used in) investing activities	$(5,577)	$(17,231)	(68)%	$(32,706)	$13,779	*
Net cash provided by (used in) financing activities	$6,598	$28,196	(77)%	$6,207	$(26,353)	*
Capital asset and intangible expenditures	$5,584	$4,102	36%	$32,750	$10,915	200%

*	Percentage not meaningful.

(1)	Broadcast cash flow means operating income (loss) before corporate expenses, loss (gain) on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash gain (loss) on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility, where EBITDA as adjusted is referred to as “consolidated adjusted EBITDA”. Under our bank credit facility, our ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA may not exceed 7.5 to 1 on a pro forma basis for the prior full four quarters. The actual ratios of net indebtedness to consolidated adjusted EBITDA were as follows (in each case as of September 30): 2005, 5.4 to 1; 2004, 6.2 to 1. We entered into our new bank credit facility in September 2005 so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. The most directly comparable GAAP financial measure to each of broadcast cash flow and EBITDA as adjusted is net income (loss). A reconciliation of these non-GAAP measures to net income (loss) follows (in thousands):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Broadcast cash flow	$30,975	$27,996	$80,113	$70,264
Corporate expenses	4,237	4,442	12,581	12,574

EBITDA as adjusted	26,738	23,554	67,532	57,690
Loss (gain) on sale of assets	—	240	—	(3,156)
Non-cash stock-based compensation	182	79	617	37
Depreciation and amortization	11,770	10,388	34,822	32,421

Operating income	14,786	12,847	32,093	28,388
Interest expense	(7,796)	(6,893)	(24,512)	(20,396)
Interest income	201	161	562	317
Loss on debt extinguishment	(27,969)	—	(27,969)	—

Income (loss) before income taxes	(20,778)	6,115	(19,826)	8,309
Income tax (expense) benefit	7,915	(3,006)	6,823	(5,292)

Income (loss) before equity in net earnings (loss) of nonconsolidated affiliates	(12,863)	3,109	(13,003)	3,017
Equity in net earnings (loss) of nonconsolidated affiliates	43	59	(75)	17

Income (loss) before discontinued operations	(12,820)	3,168	(13,078)	3,034
Gain on disposal of discontinued operations	—	521	—	521

Net income (loss)	$(12,820)	$3,689	$(13,078)	$3,555

Consolidated Operations

Net Revenue. Net revenue increased to $75.5 million for the three-month period ended September 30, 2005 from $70.0 million for the three-month period ended September 30, 2004, an increase of $5.5 million. The overall increase came mainly from our television and radio segments, which together accounted for an increase of $4.5 million. The increase from these segments was primarily attributable to an increase in advertising rates and increased advertising sold (referred to as “inventory” in our industry), as well as revenue associated with radio station KBMB-FM acquired in the second half of 2004 and radio station KDLD-FM/KDLE-FM. The remaining $1.0 million of the increase came from our outdoor segment and was primarily attributable to an increase in advertising rates and higher occupancy, as well as revenue associated with the expansion of our outdoor division in Sacramento.

Net revenue increased to $207.8 million for the nine-month period ended September 30, 2005 from $191.0 million for the nine-month period ended September 30, 2004, an increase of $16.8 million. Excluding the net revenue contributed during the nine-month period ended September 30, 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, net revenue would have increased by $17.4 million during the nine-month period ended September 30, 2005. The overall increase came mainly from our television and radio segments, which together accounted for an increase of $14.3 million. The increase from these segments was primarily attributable to an increase in advertising rates and increased advertising sold, as well as revenue associated with radio station KBMB-FM acquired in the second half of 2004 and radio station KDLD-FM/KDLE-FM. The remaining $2.5 million of the increase came from our outdoor segment and was primarily attributable to an increase in advertising rates.

We currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to continue to increase our rates, resulting in continued increases in net revenue in future periods.

Direct Operating Expenses. Direct operating expenses increased to $31.2 million for the three-month period ended September 30, 2005 from $28.8 million for the three-month period ended September 30, 2004, an increase of $2.4 million. The overall increase came mainly from our television and radio segments, which together accounted for $1.7 million of the increase. The increase from these segments was primarily attributable to an increase in commissions and other sales-related expenses associated with the increase in net revenue and an increase in salaries, as well as expenses associated with radio station KBMB-FM acquired in the second half of 2004 and radio station KDLD-FM/KDLE-FM. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $0.7 million of the overall increase. This increase in the outdoor segment was primarily attributable to higher lease rents for our billboard locations and expenses associated with the expansion of our outdoor division in Sacramento. As a percentage of net revenue, direct operating expenses remained the same at 41% for the three-month periods ended September 30, 2005 and September 30, 2004.

Direct operating expenses increased to $89.1 million for the nine-month period ended September 30, 2005 from $83.5 million for the nine-month period ended September 30, 2004, an increase of $5.6 million. Excluding the direct operating expenses incurred during the nine-month period ended September 30, 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, direct operating expenses would have increased by $6.0 million during the nine-month period ended September 30, 2005. The overall increase came mainly from our television and radio segments, which together accounted for $4.0 million of the increase. The increase from these segments was primarily attributable to an increase in commissions and other sales-related expenses associated with the increase in net revenue, an increase in salaries and an increase in news production costs due to the expansion of our newscast operations in the San Diego market, as well as expenses associated with radio station KBMB-FM acquired in the second half of 2004 and radio station KDLD-FM/KDLE-FM. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $1.6 million of the overall increase. This increase in the outdoor segment was primarily attributable to higher lease rents for our billboard locations and expenses associated with the expansion of our outdoor division in Sacramento. As a percentage of net revenue, direct operating expenses decreased to 43% for the nine-month period ended September 30, 2005 from 44% for the nine-month period ended September 30, 2004. Direct operating expenses as a percentage of net revenue decreased because direct operating expense increases were outpaced by increases in net revenue.

We currently anticipate that, as our net revenue increases in future periods, our direct operating expenses correspondingly will continue to increase. However, we expect that net revenue increases will continue to outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will continue to decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13.3 million for each of the three-month periods ended September 30, 2005 and 2004. We experienced increased expenses, primarily attributable to expenses associated with radio station KBMB-FM acquired by us in the second half of 2004, radio station KDLD-FM/KDLE-FM and salaries, that were offset by a decrease in bad debt expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 18% for the three-month period ended September 30, 2005 from 19% for the three-month period ended September 30, 2004. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses were constant while net revenue increased.

Selling, general and administrative expenses increased to $38.6 million for the nine-month period ended September 30, 2005 from $37.3 million for the nine-month period ended September 30, 2004, an increase of $1.3 million. Excluding the selling, general and administrative expenses incurred during the nine-month period ended September 30, 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, selling, general and administrative expenses would have increased by $1.6 million during the nine-month period ended September 30, 2005. The increase was primarily attributable to a one-time recovery of prior year expenses of $1.0 million in accordance with the terms of an amendment to our marketing and sales agreement with Univision, expenses associated with radio station KBMB-FM acquired by us in the second half of 2004, radio station KDLD-FM/KDLE-FM and an increase in salaries, partially offset by a decrease in bad debt expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 19% for the nine-month period ended September 30, 2005 from 20% for the nine-month period ended September 30, 2004. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expense increases were outpaced by increases in net revenue.

Although we currently anticipate that selling, general and administrative expenses will increase in future periods, we expect that net revenue increases will outpace any selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will continue to decrease in future periods.

Corporate Expenses. Corporate expenses decreased to $4.2 million for the three-month period ended September 30, 2005 from $4.4 million for the three-month period ended September 30, 2004, a decrease of $0.2 million. The decrease was mainly attributable to higher legal expenses related to financing the repurchase of our Series A preferred stock in the prior year, partially offset by higher wages and expenses associated with our compliance with the Sarbanes-Oxley Act of 2002, including internal controls, in the current year. As a percentage of net revenue, corporate expenses remained the same at 6% for the three-month periods ended September 30, 2005 and September 30, 2004.

Corporate expenses were $12.6 million for the each of the nine-month periods ended September 30, 2005 and 2004. We experienced increased expenses, primarily attributable to higher wages and expenses associated with our compliance with the Sarbanes-Oxley Act of 2002, including internal controls, that were offset by higher legal expenses related to financing the repurchase of our Series A preferred stock in the prior year. As a percentage of net revenue, corporate expenses decreased to 6% for the nine-month period ended September 30, 2005 from 7% for the nine-month period ended September 30, 2004. Corporate expenses as a percentage of net revenue decreased because corporate expenses were constant, while net revenue increased.

We currently anticipate that corporate expenses will continue to increase in future periods, primarily due to higher expenses associated with our compliance with the Sarbanes-Oxley Act of 2002. Nevertheless, we expect that these increases will be outpaced by net revenue increases such that corporate expenses as a percentage of net revenue will decrease in future periods.

Gain on Sale of Assets. The gain on sale of assets of $3.2 million for the nine-month period ended September 30, 2004 was primarily due to the sale of the assets of radio stations WRZA-FM, WSCH-FM and WNDZ-AM in the Chicago, Illinois market and KZFO-FM in the Fresno, California market.

Depreciation and Amortization. Depreciation and amortization increased to $11.8 million for the three-month period ended September 30, 2005 from $10.4 million for the three-month period ended September 30, 2004, an increase of $1.4 million. Depreciation and amortization increased to $34.8 million for the nine-month period ended September 30, 2005 from $32.4 million for the nine-month period ended September 30, 2004, an increase of $2.4 million. The increases for the three- and nine-month periods ended September 30, 2005, were primarily due to additional depreciation on digital capital expenditures, additional depreciation and amortization relating to the acquisition of radio station KBMB-FM in the second half of 2004 and higher depreciation on a few billboards to be abandoned in New York.

Non-Cash Stock-Based Compensation. Non-cash stock-based compensation was $0.2 million for the three-month period ended September 30, 2005 compared to $0.1 million for the three-month period ended September 30, 2004, an increase of $0.1 million. Non-cash stock-based compensation was $0.6 million for the nine-month period ended September 30, 2005 compared to $0 for the nine-month period ended September 30, 2004, an increase of $0.6 million. The increases for the three- and nine-month periods ended September 30, 2005, were primarily due to stock option grants to non-employees in the second half of 2004 and the first quarter of 2005. Non-cash stock-based compensation consists of non-employee stock option awards.

We believe that the acceleration of vesting of the approximately 0.3 million options granted to non-employees will accelerate approximately $0.6 million of non-cash stock-based compensation expense into the fourth quarter of 2005 that otherwise would have been recognized over the next four years. We also anticipate an increase in non-cash stock-based compensation beginning in the first quarter of 2006 as a result of our adoption in that quarter of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). Please see “Pending Accounting Pronouncements” below.

Operating Income. As a result of the above factors, operating income increased to $14.8 million for the three-month period ended September 30, 2005 from $12.8 million for the three-month period ended September 30, 2004, an increase of $2.0 million. As a result of the above factors, operating income increased to $32.1 million for the nine-month period ended September 30, 2005 from $28.4 million for the nine-month period ended September 30, 2004, an increase of $3.7 million.

Interest Expense. Interest expense increased to $7.8 million for the three-month period ended September 30, 2005 from $6.9 million for the three-month period ended September 30, 2004, an increase of $0.9 million. The increase was primarily attributable to additional borrowings under our bank credit facility to finance the repurchase of all of our Series A mandatorily redeemable convertible preferred stock during the third quarter of 2004 and increasing interest rates, partially offset by a $1.0 million reduction related to the increase in fair value of our interest rate swap agreements.

Interest expense increased to $24.5 million for the nine-month period ended September 30, 2005 from $20.4 million for the nine-month period ended September 30, 2004, an increase of $4.1 million. The increase was primarily attributable to additional borrowings under our bank credit facility to finance the repurchase of all of our Series A mandatorily redeemable convertible preferred stock during the third quarter of 2004 and increasing interest rates, partially offset by a $1.0 million reduction related to the increase in fair value of our interest rate swap agreements.

We entered into three interest rate swap agreements with a $500.0 million aggregate notional amount that expire on October 1, 2010. These interest rate swap agreements convert the variable rate term loan into a fixed rate obligation of 5.96%.

Loss on debt extinguishment. Loss on debt extinguishment was $28.0 million for the three- and nine-month periods ended September 30, 2005. The loss on debt extinguishment was primarily attributable to the premium that we paid upon the completion of the tender for our $225 million senior subordinated notes, the extinguishment of the costs associated with those notes, the extinguishment of the costs associated with our former $400 million bank credit facility and a portion of the fees associated with our new $650 million senior secured bank credit facility.

Income Tax Expense. Our expected tax rate is approximately 40% of pre-tax income or loss, adjusted for permanent tax differences. Our tax benefit was primarily due to the loss on debt extinguishment, which created a net loss for the three- and nine-month periods ended September 30, 2005. Our tax benefit was less than the expected 40% of the pre-tax income because of foreign income taxes, state franchise taxes and the non-deductible portion of meals and entertainment. We currently have approximately $131 million in net operating loss carryforwards expiring through 2023 that we expect will be utilized prior to their expiration.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $37.8 million for the three-month period ended September 30, 2005 from $36.4 million for the three-month period ended September 30, 2004, an increase of $1.4 million. Of the overall increase, $1.0 million came from our Univision stations and $0.4 million came from our other stations. The overall increase was attributable to an increase in local advertising sales, primarily due to an increase in inventory sold.

Net revenue in our television segment increased to $107.4 million for the nine-month period ended September 30, 2005 from $100.1 million for the nine-month period ended September 30, 2004, an increase of $7.3 million. Of the overall increase, $6.1 million came from our Univision stations and $1.2 million came from our other stations. The overall increase was attributable to an increase in local advertising sales due to a combination of an increase in rates and inventory sold.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.0 million for the three-month period ended September 30, 2005 from $14.4 million for the three-month period ended September 30, 2004, an increase of $0.6 million. The increase was primarily attributable to an increase in commissions associated with the increase in net revenue and an increase in salaries.

Direct operating expenses in our television segment increased to $43.0 million for the nine-month period ended September 30, 2005 from $41.0 million for the nine-month period ended September 30, 2004, an increase of $2.0 million. The increase was primarily attributable to an increase in commissions associated with the increase in net revenue, an increase in salaries and an increase in news production costs due to the expansion of our newscast operations in the San Diego market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $5.6 million for the three-month period ended September 30, 2005 from $5.8 million for the three-month period ended September 30, 2004, a decrease of $0.2 million. The decrease was primarily attributable to a decrease in bad debt expense, partially offset by an increase in salaries.

Selling, general and administrative expenses in our television segment increased to $16.7 million for the nine-month period ended September 30, 2005 from $15.8 million for the nine-month period ended September 30, 2004, an increase of $0.9 million. The increase was primarily attributable to a one-time recovery of prior year expenses of $1.0 million in accordance with the terms of an amendment to our marketing and sales agreement with Univision. Additionally, selling, general and administrative expenses increased due to an increase in salaries, partially offset by a decrease in bad debt expense.

Radio

Net Revenue. Net revenue in our radio segment increased to $28.4 million for the three-month period ended September 30, 2005 from $25.3 million for the three-month period ended September 30, 2004, an increase of $3.1 million. The increase was primarily attributable to an increase in local advertising rates, as well as revenue associated with radio station KBMB-FM acquired by us in the second half of 2004 and radio station KDLD-FM/KDLE-FM.

Net revenue in our radio segment increased to $75.4 million for the nine-month period ended September 30, 2005 from $68.3 million for the nine-month period ended September 30, 2004, an increase of $7.1 million. Excluding the net revenue contributed during the nine-month period ended September 30, 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, net revenue would have increased by $7.6 million during the nine-month period ended September 30, 2005. The increase was primarily attributable to an increase in local advertising rates, as well as revenue associated with radio station KBMB-FM acquired by us in the second half of 2004 and radio station KDLD-FM/KDLE-FM.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $10.1 million for the three-month period ended September 30, 2005 from $8.9 million for the three-month period ended September 30, 2004, an increase of $1.2 million. The increase was primarily attributable to an increase in commissions and other sales-related expenses associated with the increase in net revenue, as well as expenses associated with radio station KBMB-FM acquired by us in the second half of 2004 and radio station KDLD-FM/KDLE-FM.

Direct operating expenses in our radio segment increased to $28.3 million for the nine-month period ended September 30, 2005 from $26.2 million for the nine-month period ended September 30, 2004, an increase of $2.1 million. Excluding the expenses incurred during the nine-month period ended September 30, 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, direct operating expenses would have increased $2.4 million during the nine-month period ended September 30, 2005. The increase was primarily attributable to an increase in commissions and other sales-related expenses associated with the increase in net revenue, as well as expenses associated with radio station KBMB-FM acquired by us in the second half of 2004 and radio station KDLD-FM/KDLE-FM.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $6.4 million for the three-month period ended September 30, 2005 from $6.3 million for the three-month period ended September 30, 2004, an increase of $0.1 million. The increase was primarily attributable to an increase in salaries, as well as expenses associated with radio station KBMB-FM acquired by us in the second half of 2004 and radio station KDLD-FM/KDLE-FM.

Selling, general and administrative expenses in our radio segment increased to $18.2 million for the nine-month period ended September 30, 2005 from $17.6 million for the nine-month period ended September 30, 2004, an increase of $0.6 million. Excluding the expenses incurred during the nine-month period ended September 30, 2004 by our radio stations in Chicago and Fresno that we sold in the first half of 2004, selling, general and administrative expenses would have increased $0.8 million during the nine-month period ended September 30, 2005. The increase was primarily attributable to expenses associated with radio station KBMB-FM acquired by us in the second half of 2004 and radio station KDLD-FM/KDLE-FM.

Outdoor

Net Revenue. Net revenue in our outdoor segment increased to $9.3 million for the three-month period ended September 30, 2005 from $8.3 million for the three-month period ended September 30, 2004, an increase of $1.0 million. The increase was primarily attributable to an increase in advertising rates and higher occupancy, as well as revenue associated with the expansion of our outdoor division in Sacramento.

Net revenue in our outdoor segment increased to $25.1 million for the nine-month period ended September 30, 2005 from $22.6 million for the nine-month period ended September 30, 2004, an increase of $2.5 million. The increase was attributable to an increase in advertising rates, as well as revenue associated with the expansion of our outdoor division in Sacramento.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $6.2 million for the three-month period ended September 30, 2005 from $5.4 million for the three-month period ended September 30, 2004, an increase of $0.8 million. The increase was primarily attributable to higher lease rents for our billboard locations and expenses associated with the expansion of our outdoor division in Sacramento.

Direct operating expenses in our outdoor segment increased to $17.8 million for the nine-month period ended September 30, 2005 from $16.3 million for the nine-month period ended September 30, 2004, an increase of $1.5 million. The increase was primarily attributable to higher lease rents for our billboard locations and expenses associated with the expansion of our outdoor division in Sacramento.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment increased to $1.3 million for the three-month period ended September 30, 2005 from $1.2 million for the three-month period ended September 30, 2004, an increase of $0.1 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Sacramento.

Selling, general and administrative expenses in our outdoor segment decreased to $3.7 million for the nine-month period ended September 30, 2005 from $3.8 million for the nine-month period ended September 30, 2004, a decrease of $0.1 million. The decrease was primarily attributable to severance amounts paid to the former president of our outdoor division in 2004, partially offset by additional expenses associated with the expansion of our outdoor division in Sacramento.

Liquidity and Capital Resources

We have a history of generating significant positive cash flow from our operations. We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures and payments of principal and interest on outstanding indebtedness) with cash on hand, cash flows from operations and externally generated funds, such as proceeds from any debt or equity offering and our bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

During 2005, we refinanced our former $400 million bank credit facility and completed a tender offer for our $225 million senior subordinated notes with the proceeds from a new $650 million senior secured bank credit facility.

Bank Credit Facility

In September 2005, we refinanced our former bank credit facility with a new $650 million senior secured bank credit facility consisting of a 7  1/2-year $500 million term loan and a 6  1/2-year $150 million revolving facility. The term loan under the new bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance outstanding borrowings under our former bank credit facility, (ii) to complete a tender offer for our previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

The term loan matures in 2013 and is subject to automatic quarterly reductions of $1.25 million starting on January 1, 2006. The revolving facility expires in 2012. Our ability to make additional borrowings under the bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the bank credit facility.

Our bank credit facility is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including our special purpose subsidiary formed to hold our FCC licenses.

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 5.34% at September 30, 2005. In September 2005, we entered into three interest rate swap agreements with a $500.0 million aggregate notional amount that expire on October 1, 2010. These interest rate swap agreements convert our variable rate term loan into a fixed rate obligation of 5.96%. Under the interest rate swap contracts, we make fixed-rate interest payments and receive interest payments based on LIBOR. As of September 30, 2005, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, changes in their fair values are reflected currently in earnings. At September 30, 2005, the fair value of the interest rate swap agreements was $1.0 million and is classified as other assets on our balance sheet. For the three- and nine- month periods ended September 30, 2005, we recognized a reduction of $1.0 million in interest expense related to the increase in fair value of the interest rate swap agreements. The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage. As of September 30, 2005, $500 million was outstanding under our bank credit facility and $147 million was available under the revolving facility for future borrowings. We had approximately $3 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings.

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

Our bank credit facility contains a mandatory prepayment clause, triggered in the event that the proceeds of certain asset dispositions are not utilized as provided under the bank credit facility within 18 months of such disposition; insurance or condemnation proceeds are not utilized as provided under the bank credit facility within 360 days; or the proceeds from capital contributions or equity offerings are not utilized to acquire businesses or properties relating to radio, television and outdoor advertising within 360 days. In addition, if we incur certain additional indebtedness, then 100% of such proceeds must be used to reduce our outstanding loan balance; and if we have excess cash flow, as defined in our bank credit facility, in any year starting in 2006, then 75% of such excess cash flow must be used to reduce our outstanding loan balance.

Our bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior net debt ratio, capital expenditures ratio and fixed charge coverage ratio. The covenants become increasingly restrictive in the later years of the bank credit facility. Our bank credit facility also requires us to maintain our FCC licenses for our broadcast properties and contains restrictions on the incurrence of additional debt, the payment of dividends, the making of acquisitions and the sale of assets over a certain limit. Additionally, we are required to enter into interest rate agreements if our leverage exceeds certain limits.

We can draw on our revolving facility without prior approval for working capital needs and for acquisitions having an aggregate maximum consideration of $25 million or less. Acquisitions having an aggregate maximum consideration of greater than $25 million but less than or equal to $100 million are conditioned upon our delivery to the agent bank of a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised revenue projections for the acquired properties. For acquisitions having an aggregate maximum consideration in excess of $100 million, consent is required from lenders holding more than 50% of the loans and commitments under the bank credit facility.

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

We have also entered into an agreement with Univision under which we have agreed, at Univision’s request, to sell in an underwritten public offering up to a specified number of shares of our Class A common stock previously registered with the SEC, and concurrently with the consummation of that public offering, to repurchase the same number of shares of our Class U common stock owned by Univision, for an amount equal to the gross proceeds of the offering minus underwriting discounts and commissions. Under this agreement, Univision has agreed to refrain from exercising any right to demand the registration of the sale of such common stock provided to it under an investor rights agreement, as amended, between Univision, us and the other stockholders named therein until a period of time after giving notice to us of its request to consummate a Sale Transaction.

In September 2005, we completed a tender offer for our $225 million senior subordinated notes with a portion of the proceeds of a new $650 million senior secured bank credit facility. See “Bank Credit Facility” above.

Broadcast Cash Flow and EBITDA as Adjusted

Broadcast cash flow (as defined below) increased to $31.0 million for the three-month period ended September 30, 2005 from $28.0 million for the three-month period ended September 30, 2004, an increase of $3.0 million, or 11%. As a percentage of net revenue, broadcast cash flow increased to 41% for the three-month period ended September 30, 2005 from 40% for the three-month period ended September 30, 2004.

Broadcast cash flow increased to $80.1 million for the nine-month period ended September 30, 2005 from $70.3 million for the nine-month period ended September 30, 2004, an increase of $9.8 million, or 14%. As a percentage of net revenue, broadcast cash flow increased to 39% for the nine-month period ended September 30, 2005 from 37% for the nine-month period ended September 30, 2004.

We currently anticipate that broadcast cash flow will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating and selling, general and administrative expenses.

EBITDA as adjusted (as defined below) increased to $26.7 million for the three-month period ended September 30, 2005 from $23.6 million for the three-month period ended September 30, 2004, an increase of $3.1 million, or 14%. As a percentage of net revenue, EBITDA as adjusted increased to 35% for the three-month period ended September 30, 2005 from 34% for the three-month period ended September 30, 2004.

EBITDA as adjusted increased to $67.5 million for the nine-month period ended September 30, 2005 from $57.7 million for the nine-month period ended September 30, 2004, an increase of $9.8 million, or 17%. As a percentage of net revenue, EBITDA as adjusted increased to 33% for the nine-month period ended September 30, 2005 from 30% for the nine-month period ended September 30, 2004.

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

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our bank credit facility, where EBITDA as adjusted is referred to as “consolidated adjusted EBITDA”. Under our bank credit facility, our ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA may not exceed 7.5 to 1 on a pro forma basis for the prior full four quarters. The actual ratios of net indebtedness to consolidated adjusted EBITDA were as follows (in each case as of September 30): 2005, 5.4 to 1; 2004, 6.2 to 1. We entered into our new bank credit facility in September 2005 so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Cash Flow

Net cash flow provided by operating activities decreased to $29.0 million for the nine-month period ended September 30, 2005 from $29.6 million for the nine-month period ended September 30, 2004.

Net cash flow used in investing activities was $32.7 million for the nine-month period ended September 30, 2005, compared to net cash flow provided by investing activities of $13.8 million for the nine-month period ended September 30, 2004. During the nine-month period ended September 30, 2005, we spent $32.7 million on net capital expenditures and acquisition of intangibles.

Net cash flow provided by financing activities was $6.2 million for the nine-month period ended September 30, 2005, compared to net cash flow used in financing activities of $26.4 million for the nine-month period ended September 30, 2004. During the nine-month period ended September 30, 2005, we made debt payments and paid related debt costs of $495.0 million, received $500.0 million from our new bank credit facility and received net proceeds of $1.2 million from the exercise of stock options issued under our 2000 Omnibus Equity Incentive Plan and from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

During the remainder of 2005, we anticipate that our maintenance capital expenditures will be approximately $3 million. In addition to our maintenance capital expenditures, we anticipate that our digital television capital expenditures will be approximately $2.5 million in the remainder of 2005. We anticipate spending an additional $7 million on digital television equipment and facilities in the first half of 2006.

As part of the mandated transition from analog to digital television, full-service television station owners may be required to stop broadcasting analog signals and to relinquish one of their paired analog-digital channels to the FCC at the end of 2006, if the market penetration of digital television receivers reaches certain congressionally-mandated levels by that time. We currently expect that the cost to complete construction of digital television facilities for all of our full-service television stations, which we are required to complete by July 1, 2006 or face losing the stations’ protected coverage areas, will be approximately $9.5 million. In addition, we are required to broadcast separate digital and analog signals throughout this transition period. We currently anticipate that the incremental costs of broadcasting in digital and analog, including additional rent and higher electricity expense, will be approximately $1 million in 2006. We intend to finance the conversion to digital television out of net cash flow from operations.

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

Our material contractual obligations at September 30, 2005 are as follows (unaudited; in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank credit facility and other borrowings	$506,672	$5,078	$12,336	$12,008	$477,250
Media research and ratings providers (1)	14,930	7,589	5,956	1,317	68
Operating leases (1)(2)	68,600	10,800	16,400	12,600	28,800

Total contractual obligations	$590,202	$23,467	$34,692	$25,925	$506,118

(1)	The amounts committed for media research and ratings providers and for operating leases are as of December 31, 2004.

(2)	Does not include month-to-month leases.

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

Other

On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. Since the inception of the Employee Stock Purchase Plan through September 30, 2005, 445,775 shares have been purchased.

Pending accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the measurement of all share-based payment transactions, including grants of employee stock options and stock purchased through an employee stock purchase plan, be recognized in the financial statements using a fair value-based method.

SFAS No. 123R is required to be implemented as of the beginning of our next fiscal year, and therefore will be effective at the beginning of our first quarter of 2006. The Company anticipates an increase in non-cash stock-based compensation beginning in the first quarter of 2006 as a result of the Company’s adoption in that quarter of SFAS No. 123R, and such increases may be significant. The impact of SFAS No. 123R on us in 2006 and beyond will depend upon various factors, including our future compensation strategy. The pro forma compensation costs in this and our prior filings have been calculated using the Black-Scholes option pricing model and may not be indicative of the expense in future periods.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 5.34% at September 30, 2005. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of September 30, 2005, we had $500 million of bank debt outstanding. Our bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

In September 2005, we entered into three interest rate swap agreements with a $500.0 million aggregate notional amount which expire on October 1, 2010. These swap agreements convert our variable rate term loan into a fixed rate obligation of 5.96%. Under the interest rate swap agreements, we make fixed-rate interest payments and receive interest payments based on LIBOR. As of September 30, 2005, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, changes in their fair values are reflected currently in earnings. At September 30, 2005, the fair value of the interest rate swap agreements was $1.0 million and is classified as other assets on our balance sheet. For the three- and nine- month periods ended September 30, 2005, we recognized a reduction of $1.0 million in interest expense related to the increase in fair value of the interest rate swap agreements.

Additionally, we have two interest rate swap agreements with notional amounts of $12.5 million each. The two $12.5 million agreements, which begin on March 31, 2006 and terminate on October 6, 2006, provide for a LIBOR-based rate floor of 3.1% and rate ceiling of 6%.

Since we have converted our variable rate term loan into a fixed rate obligation through October 1, 2010, an increase in the variable interest rate of our bank credit facility would not currently affect our interest expense payments.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in making known to them in a timely manner material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

2.1	(1)	Asset Purchase Agreement dated as of July 25, 2005 by and among Entravision Holdings, LLC, Entravision Communications Corporation, Univision Radio License Corporation and Univision Communications Inc.

10.1		Letter Agreement regarding registrations rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.2		Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.3	(1)	Credit and Guaranty Agreement dated as of September 29, 2005 among Entravision Communications Corporation, certain subsidiaries of Entravision Communications Corporation, as Guarantors, Goldman Sachs Credit Partners L.P., Union Bank of California, N.A., Citigroup Global Markets Inc., Wachovia Bank, National Association, Harris Nesbitt, National City Bank and the lenders party thereto.

10.4	(1)†	Employment Agreement effective as of August 1, 2005 by and between Entravision Communications Corporation and Walter F. Ulloa.

10.5	(1)†	Employment Agreement effective as of August 1, 2005 by and between Entravision Communications Corporation and Philip C. Wilkinson.

31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan, contract or arrangement.

(1)	Certain non-material schedules and/or exhibits have been omitted from this agreement as filed. The Company agrees to furnish supplementally a copy of such schedules and exhibits to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ JOHN F. DELORENZO
John F. DeLorenzo
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 9, 2005