Form 10-K
period 2005-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2006-03-16
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2005 was approximately $474,966,593 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 14, 2006, there were 59,836,013 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 17,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders scheduled to be held on May 25, 2006 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 27 below.

ITEM 1. BUSINESS

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

Overview

Entravision Communications Corporation and its wholly owned subsidiaries, or Entravision, is a diversified Spanish-language media company utilizing a combination of television, radio and outdoor advertising operations to reach approximately 70% of Hispanic consumers across the United States, as well as the border markets of Mexico. We own and/or operate 48 primary television stations, a majority of which is located in the southwestern United States, including several key U.S./Mexican border markets. Entravision is the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network, with television stations in 20 of the nation’s top 50 U.S. Hispanic markets. Univision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours.

We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and operate 52 radio stations in 20 U.S. markets. Our radio stations consist of 40 FM and 12 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Our outdoor advertising operations consist of approximately 10,600 advertising faces concentrated primarily in high-density urban neighborhoods in Los Angeles and New York.

We generate revenue from sales of national and local advertising time on television and radio stations and advertising on our billboards. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when outdoor advertising space is provided. We generally do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record commissions as deductions from gross revenue.

Our net revenue for the year ended December 31, 2005 was approximately $281 million. Of that amount, revenue generated by our television segment accounted for 52%, revenue generated by our radio segment accounted for 36% and revenue generated by our outdoor segment accounted for 12%.

Our primary expenses are employee compensation, including commissions paid to our sales staffs and amounts paid to our national representative firms, as well as expenses for marketing, promotion and selling, technical, local programming, engineering, leasing, general and administrative and depreciation and amortization. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets.

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

Univision currently owns less than 15% of our common stock on a fully-converted basis. As of December 31, 2005, Univision owned approximately 30% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company will not exceed 15% by March 26, 2006 and 10% by March 26, 2009. In January 2006, we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. Univision paid the full amount of the purchase price in the form of approximately 12.6 million shares of our Class U common stock held by Univision. Subsequently, in March 2006, we repurchased 7 million shares of our Class U common stock held by Univision for $51.1 million.

The Class U common stock has limited voting rights, does not include the right to elect directors and is automatically convertible into shares of our Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision. As the holder of all of our issued and outstanding Class U common stock, Univision currently has the right to approve any merger, consolidation or other business combination involving our company, any dissolution of our company or any assignment of the Federal Communications Commission, or FCC, licenses for any of our Univision-affiliated television stations. For a more complete discussion of our relationship with Univision, please see “Relationship with Univision,” beginning at page 39 below and for a discussion of various risks related to our relationship with Univision, please see “Risk Factors,” beginning at page 27 below.

The Hispanic Market Opportunity in the United States

Our media assets target densely-populated and fast-growing Hispanic markets in the United States. We operate media properties in 12 of the 15 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we operate media properties in 11 of the 15 fastest-growing markets. We believe that targeting the U.S. Hispanic market will translate into strong revenue growth for the foreseeable future for the following reasons:

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. Approximately 43 million Hispanics live in the United States, accounting for approximately 14% of the total U.S. population. The overall Hispanic population is growing at over seven times the rate of the non-Hispanic population and is expected to grow to 72.1 million, or approximately 20% of the total U.S. population, by 2025. Approximately 51% of the total future growth in the U.S. population through 2025 is expected to come from the Hispanic community.

Spanish-Language Use. Approximately 70% of all Hispanics in the United States speak some Spanish at home. The number of U.S. Hispanics that speak some Spanish at home is expected to grow from 29.9 million in 2005 to 48.7 million in 2025. We believe that the strong Spanish-language use among Hispanics indicates that Spanish-language media will continue to be an important source of news, sports and entertainment for Hispanics and an important vehicle for marketing and advertising.

Increasing U.S. Hispanic Buying Power. The U.S. Hispanic population is estimated to have accounted for total consumer expenditures of over $715 billion in 2005, an increase of 51% since 2000. Hispanics are expected to account for over $1 trillion in consumer expenditures by 2010, and by 2025 Hispanics are expected to account for approximately $3.1 trillion in consumer expenditures, or 14% of total U.S. consumer spending. Hispanic buying power is expected to grow at over five times the rate of the Hispanic population growth by 2025. We believe that these factors make Hispanics an attractive target audience for many major advertisers.

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We believe that the larger size and younger age of Hispanic households (averaging 3.5 persons and 26.5 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 38.0 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 15% more per year than the average U.S. non-Hispanic household on food at home, 79% more on children’s clothing, 50% more on footwear and 35% more on laundry and household cleaning products. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

Spanish-Language Advertising. Over $3.2 billion of total advertising expenditures in the United States were placed in Spanish-language media in 2005, of which approximately 86% was placed in Spanish-language television and radio advertising. We believe that major advertisers have found that Spanish-language media are more cost-effective means to target the growing U.S. Hispanic audience than English-language media.

Business Strategy

We seek to increase our advertising revenue through the following strategies:

Effectively Use Our Networks and Media Brands. We are the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represent an approximately 80% share of the U.S. Spanish-language network television prime time audience as of December 2005. Univision makes its networks’

Spanish-language programming available to our television stations 24 hours a day, including a prime time schedule on its primary network of substantially all first-run programming throughout the year.

We believe that the breadth and diversity of Univision’s programming, combined with our local news and community-oriented segments, provide us with an advantage over other Spanish-language and English-language broadcasters in reaching U.S. Hispanic viewers. Our local content is designed to brand each of our stations as the best source for relevant community information that accurately reflects local interests and needs.

We operate our radio network using three formats designed to appeal to different listener tastes. We format the programming of our network and radio stations in an effort to capture a substantial share of the U.S. Hispanic audience in each of our radio markets. In markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners.

Invest in Media Research and Sales. We believe that continued use of industry-accepted ratings and surveys will allow us further to increase our advertising rates. We use standard industry ratings and surveys from third parties, including Nielsen Media Research, Arbitron and the Traffic Audit Bureau to provide a more accurate measure of consumers. We believe that our focused research and sales efforts will enable us to continue to achieve significant revenue and cash flow growth.

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

Take Advantage of Market Cross-Selling and Cross-Promotion. We believe that our uniquely diversified media asset portfolio provides us with a competitive advantage in targeting the U.S. Hispanic consumer. In many of our markets, we offer advertisers the ability to reach potential customers through a combination of television, radio and outdoor advertising. Currently, we operate some combination of television, radio and outdoor advertising in 11 markets. Where possible, we also combine our television, radio and outdoor advertising operations and management to create synergies and achieve cost savings.

Target Other Attractive U.S. Hispanic Markets and Fill-In Acquisitions. We believe that our knowledge of, and experience with, the U.S. Hispanic marketplace will enable us to continue to identify acquisitions in the television, radio and outdoor advertising markets. Since our inception, we have used our management expertise, programming, local involvement and brand identity to improve our acquired media properties. Please see “Acquisition and Disposition Strategies” below.

Acquisition and Disposition Strategies

Our acquisition strategy focuses on increasing our presence in those markets in which we already compete, as well as expanding our operations into U.S. Hispanic markets where we do not own properties. We target fast-growing and high-density U.S. Hispanic markets. These include many markets in the southwestern United States, including Texas, California and various other markets along the United States/Mexican border. In addition, we pursue other acquisition opportunities in key strategic markets, or those which otherwise support our long-term growth plans.

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

In the past year, we made several acquisitions in furtherance of the strategy outlined above. These acquisitions demonstrate our continued efforts to target strategic U.S. Hispanic markets and to fill out our existing media clusters with additional quality assets:

•	in February 2005, we acquired television stations KVTF-CA and KTFV-CA in the McAllen, Texas market and television station KETF-CA in the Laredo, Texas market, for an aggregate of approximately $3.8 million, giving us both a Univision affiliate and a TeleFutura affiliate in each of these markets, as well as four FM radio stations in the McAllen market;

•	also in February 2005, we acquired radio station KAIQ-FM in the Lubbock, Texas market for approximately $1.7 million, giving us one FM and one AM radio station in the Lubbock market in addition to our Univision affiliate;

•	in June 2005, certain of our Mexican affiliates acquired all of the outstanding capital stock of the television licensee of XHRIO-TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to the station, for an aggregate of approximately $13.2 million. In August 2005, XHRIO-TV was launched as a Fox affiliate in that market; and

•	in February 2006, we acquired the assets of television stations KTIZ-LP, KSFE-LP, KLIA-LP and KFTN-LP in the McAllen, Texas market in exchange for the assets of television station KTFV-CA in the McAllen, Texas market and approximately $0.8 million.

In a strategic effort to focus our resources on strengthening existing clusters and expanding into new U.S. Hispanic markets, we regularly review our portfolio of media properties and seek to divest non-core assets in markets where we do not see the opportunity to grow to scale and build out full clusters. In January 2006, we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. Univision paid the full amount of the purchase price in the form of approximately 12.6 million shares of our Class U common stock held by Univision.

We have a history of net losses that may impact, among other things, our ability to implement our growth strategies. Although we had a net profit for the years ended December 31, 2004 and 2003, we had a net loss of approximately $9.7 million for the year ended December 31, 2005. Please see “Risk Factors,” beginning at page 27.

Television

Overview

We own and/or operate Univision-affiliated television stations in 20 of the top 50 Hispanic markets in the United States. Our television operations are the largest affiliate group of the Univision networks. Univision’s primary network is the leading Spanish-language network in the United States, reaching 98% of all U.S. Hispanic households. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represent an approximately 80% share of the U.S. Spanish-language network television prime time audience as of December 2005. We operate both Univision and TeleFutura affiliates in 18 of our 23 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

Television Programming

Univision Primary Network Programming. Univision directs its programming primarily toward a young, family-oriented audience. It begins daily with Despierta America and another talk show, Monday through Friday, followed by a game show and novelas. In the late afternoon and early evening, Univision offers an entertainment magazine, a news magazine and national news, in addition to local news produced by our television stations. During prime time, Univision airs novelas, variety shows, talk shows, comedies, news magazines and reality shows, as well as specials. Prime time is followed by late news and a late night comedy show. Overnight programming consists primarily of repeats of programming aired previously on the network. Weekend daytime programming begins with children’s programming, and is generally followed by sports, reality, teen lifestyle shows and movies.

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

Entravision Local Programming. We believe that our local news brands our stations in our television markets. We shape our local news to relate to and inform our target audiences. In ten of our television markets, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot among viewers 18-34 years of age. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets. In several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

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

Our network affiliation agreement with the United Paramount Network, or UPN, gives us the right to provide 13 hours per week of UPN network programming on XUPN-TV serving the Tecate/San Diego market.

The affiliation agreement provides for a ten-year term to expire in October 2009, but we expect that the affiliation agreement will terminate in September 2006 as a result of the proposed merger of the UPN and WB networks announced in January 2006. As a result of the merger, a new television network, called the CW, is being proposed by the parties to replace the UPN and WB networks in September 2006. We anticipate that Tribune Media, which owns the WB affiliate in San Diego, will obtain the rights to broadcast the CW network programming in this market. Consequently, we are exploring a variety of strategies for XUPN to acquire 13 hours per week of replacement programming. A related participation agreement between us and UPN grants UPN a 20% interest in the appreciation of XUPN-TV above $35 million upon certain liquidity events as defined in the agreement.

XHAS-TV broadcasts Telemundo Network Group LLC, or Telemundo, network programming serving the Tijuana/San Diego market pursuant to a network affiliation agreement. Our network affiliation agreement with Telemundo gives us the right to provide Telemundo network programming on XHAS-TV for a six-year period expiring in July 2007. The affiliation agreement grants Telemundo a 20% interest in the appreciation of XHAS-TV above $31 million, plus capital expenditures and certain other adjustments, upon certain liquidity events as defined in the agreement. We also granted Telemundo an option to purchase our ownership interest in KTCD-LP at a purchase price equal to our cost for such interest, if we breach the agreement.

XHRIO-TV broadcasts Fox Broadcasting Company, or Fox, network programming serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market pursuant to a network affiliation agreement. Pursuant to our network affiliation agreement with Fox, we have the right to provide Fox network programming on XHRIO-TV through June 30, 2010. The network affiliation agreement may be extended for successive one-year terms at Fox’s option, subject to our consent.

We cannot guarantee that our current network affiliation agreements will be renewed beyond their current expiration dates under their current terms or at all.

Marketing Agreements. Our marketing and sales agreement with Univision gives us the right through 2021 to manage the marketing and sales operations of Univision-owned TeleFutura affiliates in six markets—Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.—where we currently own and operate a Univision affiliate.

Our joint marketing and programming agreement with Televisa and certain of its affiliates gives us the right through June 2006 to manage the programming, advertising, sales and certain operational functions of XETV-TV, Channel 6, the Fox network affiliate serving the Tijuana/San Diego market.

Long-Term Time Brokerage Agreements. We operate each of XUPN-TV, Channel 49, the UPN network affiliate serving the Tecate/San Diego market, XHAS-TV, Channel 33, the Telemundo network affiliate serving the Tijuana/San Diego market, and XHRIO-TV, Channel 2, the Fox network affiliate serving the Matamoros/ Harlingen-Weslaco-Brownsville-McAllen market under long-term time brokerage agreements. Under those agreements, in combination with certain of our Mexican affiliates and subsidiaries, we provide the programming and related services available on these stations, but the stations retain absolute control of the content and other broadcast issues. These long-term time brokerage agreements expire in 2008, 2030 and 2035, respectively, and each provides for automatic, perpetual 30-year renewals unless both parties consent to termination. Each of these agreements provides for substantial financial penalties should the other party attempt to terminate prior to its expiration without our consent, and they do not limit the availability of specific performance as a remedy for any such attempted early termination.

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel(1)	Programming
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	318,800	262,970	82.5%	KNVO-TV, Channel 48 KVTF-CA, Channel 20 (2) KTIZ-LP, Channel 52 KSFF-LP, Channel 67 KFTN-CA, Channel 30 KTFV-CA, Channel 32	Univision TeleFutura TeleFutura TeleFutura TeleFutura TeleFutura
Albuquerque-Santa Fe, New Mexico	12	653,680	225,200	34.5%	KLUZ-TV, Channel 41 KTFQ-TV, Channel 14 (3) KTFA-LP, Channel 48	Univision TeleFutura Home Shopping Network
San Diego, California	13	1,026,160	215,630	21.0%	KBNT-CA, Channel 17 (2) KHAX-LP, Channel 49 KDTF-LP, Channel 36 KTCD-LP, Channel 46	Univision Univision TeleFutura Univision
El Paso, Texas	15	290,540	209,700	72.2%	KINT-TV, Channel 26 KTFN-TV, Channel 65	Univision TeleFutura
Denver-Boulder, Colorado	16	1,415,180	201,730	14.3%	KCEC-TV, Channel 50 K43FN, Channel 43 KTFD-TV, Channel 14 (3) KDVT-LP, Channel 36	Univision Univision TeleFutura America’s Collectibles Network
Orlando-Daytona Beach-Melbourne, Florida	17	1,345,700	154,060	11.4%	WVEN-TV, Channel 26 W46DB, Channel 46 WOTF-TV, Channel 43 (3) WVCI-LP, Channel 16	Univision Univision TeleFutura America’s Collectibles Network
Tampa-St. Petersburg (Sarasota), Florida	19	1,710,400	150,410	8.8%	WVEA-TV, Channel 62 WFTT-TV, Channel 50 (3) WVEA-LP, Channel 46	Univision TeleFutura Home Shopping Network
Washington, D.C.	20	2,252,550	149,260	6.6%	WMDO-CA, Channel 47 (2) WFDC-TV, Channel 14 (3) WJAL-TV, Channel 68	TeleFutura Univision English-Language
Las Vegas, Nevada	22	651,110	117,750	18.1%	KINC-TV, Channel 15 KNTL-LP, Channel 47 KWWB-LP, Channel 45 KELV-LP, Channel 27	Univision Univision Univision TeleFutura
Boston, Massachusetts	23	2,375,310	116,760	4.9%	WUNI-TV, Channel 27 WUTF-TV, Channel 66 (3)	Univision TeleFutura
Corpus Christi, Texas	26	192,380	101,390	52.7%	KORO-TV, Channel 28 KCRP-CA, Channel 41 (2)	Univision TeleFutura
Hartford-New Haven, Connecticut	29	1,013,350	72,020	7.1%	WUVN-TV, Channel 18 WUTH-CA, Channel 47 (2)	Univision TeleFutura
Monterey-Salinas-Santa Cruz, California	33	218,080	62,530	28.7%	KSMS-TV, Channel 67 KDJT-CA, Channel 33 (2)	Univision TeleFutura
Laredo, Texas	34	64,410	59,920	93.0%	KLDO-TV, Channel 27 KETF-CA, Channel 25 (2)	Univision TeleFutura
Yuma, Arizona-El Centro, California	35	103,170	55,180	53.5%	KVYE-TV, Channel 7 KAJB-TV, Channel 54 (3)	Univision TeleFutura
Colorado Springs-Pueblo, Colorado	37	315,010	48,710	15.5%	KGHB-CA, Channel 27 (2)	Univision
Odessa-Midland, Texas	38	135,100	48,410	35.8%	KUPB-TV, Channel 18	Univision

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel(1)	Programming
Palm Springs, California	39	142,730	47,740	33.4%	KVER-CA, Channel 4 (2) KVES-LP, Channel 28 KEVC-CA, Channel 5 (2)	Univision Univision TeleFutura
Santa Barbara-Santa Maria- San Luis Obispo, California	43	224,290	43,530	19.4%	KPMR-TV, Channel 38 K10OG, Channel 10 K17GD, Channel 17 K28FK, Channel 28 K35ER, Channel 35 KTSB-LP, Channel 43	Univision TeleFutura TeleFutura TeleFutura TeleFutura TeleFutura
Lubbock, Texas	44	152,150	43,440	28.6%	KBZO-LP, Channel 51	Univision
Reno, Nevada	54	255,090	29,140	11.4%	KNVV-LP, Channel 41 KNCV-LP, Channel 48	Univision Univision
Springfield-Holyoke, Massachusetts	58	264,840	25,890	9.8%	WHTX-LP, Channel 43	Univision
San Angelo, Texas	77	53,330	15,070	28.3%	KEUS-LP, Channel 31 KANG-CA, Channel 41 (2)	Univision TeleFutura
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XUPN-TV, Channel 49 (4)	UPN
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV, Channel 33 (4) XETV-TV, Channel 6 (3)	Telemundo Fox
Matamoros, Tamaulipas, Mexico (Harlingen-Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV, Channel 2 (4)	Fox

Source: Nielsen Media Research 2006 universe estimates.

(1)	With the exception of KUPB-TV, Odessa-Midland, Texas, the FCC has granted to each of our owned full-service analog television stations a paired channel to deliver our programming on a digital basis. These paired channel authorizations will remain in place until such time as we are required to operate solely on a digital basis. We are currently broadcasting on all of the paired digital stations pursuant to FCC authorizations that allow us to do so using facilities at lower power levels than our FCC permits otherwise call for. No later than July 1, 2006, we are required to operate all of our digital stations at the power levels provided for in their permits. Pursuant to a recently enacted statute, we will be required to return our analog authorizations and discontinue analog broadcasting on or before February 17, 2009.
(2)	“CA” in call letters indicates station is under Class A television service.
(3)	We run the sales and marketing operations of this station under a marketing and sales arrangement.
(4)	We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.

Television Advertising

Substantially all of the revenue from our television operations is derived from local and national advertising and, in two markets, network compensation.

Local. Local advertising revenue is generated from commercial airtime and is sold directly by the station to an in-market advertiser or its agency. In 2005, local advertising accounted for approximately 53% of our total television revenue.

National. National advertising revenue represents commercial time sold to a national advertiser within a specific market by Univision, our national representative firm. For these sales, Univision is paid a 15% commission on the net revenue from each sale (gross revenue less agency commission). We target the largest national Spanish-language advertisers that collectively purchase the greatest share of national advertisements through Univision. The Univision representative works closely with each station’s national sales manager. This has enabled us to secure major national advertisers, including Ford Motor Company, General Motors, Dodge, Toyota, Verizon, SBC, McDonald’s, Jack in the Box, Wal-Mart, Albertson’s and Safeway. We also added significant new national advertising accounts in 2005, including Movida, Mazda, Bansefi, Sprint and PNC Bank. We have a similar national advertising representative arrangement with Telemundo. XUPN and XETV are represented by Blair Television Inc., and XHRIO is represented by Petry Television. In 2005, national advertising accounted for approximately 46% of our total television revenue.

Network. Network compensation represents compensation for broadcasting network programming in two television markets. In 2005, network advertising accounted for approximately 1% of our total television revenue.

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

Nielsen ratings provide advertisers with the industry-accepted measure of television viewing. Nielsen offers a general market service measuring all television audience viewing, as well as a separate service to specifically measure U.S. Hispanic audience viewing at the local market level. In recent years, Nielsen has modified the methodology of its general market service in an effort to more accurately measure U.S. Hispanic viewing by using language spoken in the home as a control characteristic of its metered market sample. Nielsen has also added weighting by language as part of its local metered market methodology. Of the metered markets in which we operate, to date only Albuquerque, Denver and San Diego have qualified for this language weighting, although we believe that other markets may qualify in future years. We believe that this new methodology ultimately will result in ratings gains for us in those markets, allowing us further to increase our advertising rates and narrow any disparities that have historically existed between English-language and Spanish-language advertising rates. We have made significant investments in experienced sales managers and account executives and have provided our sales professionals with research tools to continue to attract major advertisers.

The Nielsen rating services that we use are described below:

•	Nielsen Hispanic Station Index. This service measures U.S. Hispanic household and individual viewing information at the local market level. Each sample also reflects the varying levels of language usage by Hispanics in each market in order to reflect more accurately the Hispanic household population in the relevant market. Nielsen Hispanic Station Index only measures the audience viewing of U.S. Hispanic households, that is, according to Nielsen, households where the head of the household is of Hispanic descent or origin. Although this service offers improvements over previous measurement indices, we believe that it still under-reports the number of viewers watching our programming because we have viewers who do not live in Nielsen-defined Hispanic households.

•	Nielsen Station Index. This service measures local station viewing of all households and individuals in a specific market. This ratings service, however, is not language-stratified in markets in which we operate other than Albuquerque, Denver and San Diego, and we believe that it generally under-represents Spanish-speaking households. As a result, we believe that this service typically under-reports viewing of Spanish-language television. Despite this limitation, the Nielsen Station Index demonstrates that many of our broadcast stations achieve total market ratings that are fully comparable with their English-language counterparts, with ten of our television stations ranking either first or second in their respective markets in prime time among viewers 18-34 years of age.

Television Competition

We face intense competition in the broadcasting business. In each local television market, we compete for viewers and revenue with other local television stations, which are typically the local affiliates of the four principal English-language television networks, NBC, ABC, CBS and Fox and, in certain cities, UPN and the WB, which are expected to be replaced by a new network, the CW, in September 2006. In certain markets (other than San Diego), we also compete with the local affiliates or owned and operated stations of Telemundo, the Spanish-language television network that was acquired by NBC in 2002, as well as TV Azteca, the second largest producer of Spanish-language programming in the world.

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

Network	2004-2005	2003-2004	2002-2003	2001-2002	2000-2001
Univision	18.8	18.0	18.1	19.4	19.6
TeleFutura	3.2	3.4	2.9	2.0	—
ABC	3.1	3.5	3.6	3.5	4.2
CBS	2.7	3.1	2.9	3.0	3.4
NBC	2.7	3.6	3.4	3.9	4.0
Fox	3.9	5.7	4.7	4.6	5.3
Telemundo	5.2	5.2	4.4	5.3	4.9

Source: Nielsen Hispanic Television Index (NHTI) (full broadcast seasons)

NBC-owned Telemundo is the second-largest Spanish-language television network in the United States. As of December 31, 2005, Telemundo had total coverage reaching approximately 92% of all Hispanic households in its markets.

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

Radio

Overview

We own and operate 52 radio stations, 51 of which are located in the top 50 Hispanic markets in the United States. Our radio stations broadcast into markets with an aggregate of approximately 47% of the Hispanic population in the United States. Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with independent programming.

Radio Programming

Radio Network. We broadcast into markets with an aggregate of over 18 million U.S. Hispanics. Our radio network broadcasts into 16 of the 20 markets that we serve. Our network allows advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner and at a cost that is generally lower than our English-language counterparts.

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

Radio Formats. Our radio network produces three music formats that are simultaneously distributed via satellite with a digital CD-quality sound to our stations. These three formats each appeal to different listener preferences:

•	Super Estrella is a music-driven, pop and alternative Spanish-rock format, targeting primarily Hispanic listeners 18-34 years of age;

•	Radio Tricolor is a personality-driven format that includes “Piolin por la Mañana” in five markets, “Ya Parate” in the remaining markets and Mexican country-style music that primarily targets male Hispanic listeners 18-49 years of age; and

•	“José: Toca lo Que Quiere” (“plays what he wants”) features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present that targets Hispanic adults ages 25-54.

In addition, in markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners, including the following:

•	in the Los Angeles market, we offer a Cumbia format—a country-style Mexican dance music performed by groups—targeting primarily male Hispanic listeners 18-34 years of age;

•	also in the Los Angeles market, we program an English-language alternative rock format targeting primarily male listeners 25-54 years of age;

•	in the Dallas-Ft. Worth market, we program an English-language rhythmic contemporary hits format that targets English-dominant Hispanic listeners primarily 18-34 years of age;

•	in the McAllen, Texas market, our bilingual Tejano format—a musical blend from the northern Mexican border states with influences from Texan country music—targets primarily Hispanic listeners 18-34 years of age;

•	also in the McAllen market, we program two English-language formats, a traditional rock-oriented format that targets primarily males 18-49 years of age and a 1980s and 1990s hit-based adult contemporary format targeting primarily adults 25-54 years of age;

•	in the Sacramento market, we offer two English-language formats, a hip hop format targeting primarily adults 18-34 years of age and an oldies format targeting primarily listeners 25-54 years of age; and

•	on two of our AM stations in Phoenix and El Paso we program “ESPN Deportes,” a Spanish-language sports talk format that is provided to us by a third party pursuant to a network affiliation agreement.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	Cumbia Alternative Rock (English) (1) Alternative Rock (English) (1) Super Estrella (1) Super Estrella (1) Super Estrella (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	Time Brokered (2)
Dallas-Ft. Worth, Texas	6	KTCY-FM KZMP-FM KZZA-FM	101.7 104.9 106.7	MHz MHz MHz	Super Estrella Radio Tricolor Rhythmic Contemporary Hits (English)
		KZMP-AM	1540	kHz	Time Brokered (2)
Phoenix, Arizona	9	KLNZ-FM KDVA-FM KVVA-FM KMIA-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	Radio Tricolor Super Estrella (1) Super Estrella (1) ESPN (Spanish)
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Tejano Latin Adult Contemporary Adult Contemporary (English)
Sacramento, California Stockton, California Modesto, California	11	KRCX-FM KCCL-FM KBMB-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	José Oldies (English) Hip Hop (English) Super Estrella Radio Tricolor José (1) Super Estrella José (1)
Albuquerque-Santa Fe, New Mexico	12	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	Super Estrella José
El Paso, Texas	15	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1150 1650	MHz MHz MHz kHz kHz	Oldies (English) José Super Estrella ESPN (Spanish) Talk (English)
Denver-Boulder, Colorado Aspen, Colorado	16	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	Super Estrella Radio Tricolor José Radio Tricolor
Las Vegas, Nevada	22	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	Super Estrella Radio Tricolor
Tucson, Arizona	25	KZLZ-FM	105.3	MHz	Radio Tricolor
Monterey-Salinas-Santa Cruz, California	33	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	Radio Tricolor Super Estrella (1) José
Yuma, Arizona-El Centro, California	35	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	Super Estrella Radio Tricolor Country (English)
Palm Springs, California	39	KLOB-FM	94.7	MHz	Super Estrella
Lubbock, Texas	44	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	Super Estrella Radio Tricolor
Reno, Nevada	54	KRNV-FM	102.1	MHz	Radio Tricolor

Market rank source: Nielsen Media Research 2006 estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Radio Advertising

Substantially all of the revenue from our radio operations is derived from local, national and network advertising.

Local. This form of revenue refers to advertising usually purchased by a local client or agency directly from the station’s sales force, revenues generated from a third-party through a network inventory agreement and non-traditional revenue. In 2005, local radio revenue accounted for approximately 76% of our total radio revenue.

National. This form of revenue refers to advertising purchased by a national client targeting a specific market. Usually this business is placed by a national advertising agency or media buying services and ordered through one of the offices of our national sales representative, Lotus/Entravision Reps LLC. Lotus/Entravision is a joint venture we entered into in August 2001 with Lotus Hispanic Reps Corp. The national accounts are handled locally by the station’s general sales manager and/or national sales manager. In 2005, national radio advertising accounted for approximately 24% of our total radio revenue.

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

The radio industry is subject to competition from new media technologies that are being developed or introduced, such as:

•	audio programming by cable television systems, broadcast satellite-delivered radio services, cellular telephones, Internet content providers and other digital audio broadcast formats and playback mechanisms;

•	satellite-delivered digital audio services with CD-quality sound—with both commercial-free and lower commercial load channels—which have expanded their subscriber base and recently have introduced dedicated Spanish-language channels (for example, XM Satellite Radio now provides four Spanish-language channels, all commercial-free, and Sirius Satellite Radio provides three Spanish-language channels); and

•	In-Band On-Channel™ digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services.

While ultimately we believe that none of these new technologies can replace local broadcast radio stations, the challenges from new technologies will continue to require attention from management. In addition, we will continue to review potential opportunities to utilize such new technologies; for example, we are in the process of converting a number of our stations to broadcast digital radio programming as well as analog programming, which we anticipate will allow us to provide additional content to our listeners.

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

Our outdoor portfolio complements our broadcast operations by providing local advertisers with significant coverage of the Los Angeles, New York and Fresno and Sacramento, California markets. Our outdoor advertising strategy is designed to complement our existing television and radio businesses by allowing us to capitalize on our Hispanic market expertise. The primary components of our strategy are to maximize the strengths of our inventory, continue to focus on ethnic communities and increase market penetration.

Outdoor Advertising Markets

We own and/or operate approximately 10,600 outdoor advertising faces located primarily in high-density urban neighborhoods in Los Angeles and New York, the two largest Hispanic markets in the United States. We also maintain the exclusive rights to market advertising on public buses in the Fresno and Sacramento, California markets. We believe that our outdoor advertising appeals to both large and small businesses.

Los Angeles. The greater Los Angeles area has a population of approximately 16.6 million, of which approximately 6.9 million, or 42%, is Hispanic. As such, Los Angeles ranks as the largest Hispanic advertising market in the United States. We believe that we own all of the 8-sheet advertising faces in Los Angeles. Substantially all of our billboard inventory in Los Angeles is located in neighborhoods where Hispanics represent a significant percentage of the local population. We believe that this coverage of the Hispanic population will continue to increase as the Hispanic community continues to grow. The Los Angeles metropolitan area has an extensive network of freeways and surface streets where the average commuter spends approximately 84 minutes per day in the car.

New York. The greater New York City area has a population of approximately 19.7 million, of which approximately 3.9 million, or 20%, is Hispanic. As such, New York ranks as the second largest Hispanic advertising market in the United States. We believe that we own substantially all of the 8-sheet and 30-sheet outdoor advertising faces in New York. We also own bulletins and larger outdoor faces in Times Square and along major highways and thoroughfares in New York’s boroughs.

Outdoor Advertising Inventory

Our inventory consists of the following types of advertising faces that are typically located on sites for which we have leases or permanent easements:

Inventory Type	Los Angeles	New York	Fresno	Sacramento
8-sheet posters	5,398	2,940	194	—
30-sheet posters	—	1,172	—	—
City-Lights	247	—	—	—
Wall-Scapes	—	135	—	—
Bulletins	14	161	—	—
Transit Vehicles	—	—	107	238

Total	5,659	4,408	301	238

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

Transit Advertising is our newest form of outdoor advertising inventory and consists of advertising panels placed directly on public buses. We market this type of advertising product only in Fresno and Sacramento, California, where we maintain exclusive rights through franchise agreements to sell advertising space on nearly all of Fresno’s public buses until December 31, 2007 and nearly all of Sacramento’s public buses until March 31, 2008.

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

In each of our markets, we employ salespeople who sell both local and national advertising. Our 2005 outdoor advertising revenue mix consisted of approximately 66% national advertisers and 34% local advertisers. We believe that our local sales force is crucial to maintaining relationships with key advertisers and agencies and identifying new advertisers.

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

Employees

As of December 31, 2005, we had approximately 1,148 full-time employees, including 718 full-time employees in television, 357 full-time employees in radio and 73 full-time employees in outdoor advertising. As of December 31, 2005, five of our full-time television employees and seven of our full-time outdoor employees were represented by labor unions that have entered into collective bargaining agreements with us. We believe that our relations with these unions and with our employees generally are good.

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

Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, insulated limited partnership interests where the limited partner is not “materially involved” in the media-related activities of the partnership and minority voting stock interests in corporations where there is a single holder of more than 50% of the outstanding voting stock whose vote is sufficient to affirmatively direct the affairs of the corporation generally do not subject their holders to attribution. The FCC is considering applying this policy to television stations as well.

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

On June 2, 2003, the FCC concluded a nearly two-year review of its media ownership rules. The FCC revised its national ownership policy, modified television and cross-ownership restrictions in a given market, and changed its methodology for defining radio markets. A number of parties appealed the FCC’s June 2, 2003 decision. The United States Court of Appeals for the Third Circuit, in a decision reached on June 24, 2004, upheld certain of the Commission’s actions while remanding others for further review by the FCC. In taking that action, the Court stayed the effectiveness of all of the FCC’s actions but, in a subsequent decision, the Court permitted the FCC to implement the local radio multiple ownership rule changes that the Court had upheld. Certain of the petitioners in the case, but not the FCC or the U.S. Department of Justice, requested that the Supreme Court review the action of the Court which was denied. It is expected that the FCC in 2006, will commence a proceeding to respond to the remand. Accordingly, the ultimate impact of changes in the FCC’s restrictions on how many stations a party may own, operate and/or control and on our future acquisitions and competition from other companies is difficult to predict at this time.

The rules that have gone into effect amend the FCC’s methodology for defining a radio market for the purpose of ownership caps. The FCC replaced its signal contour method of defining local radio markets in favor of a geographic market assigned by Arbitron, the private audience measurement service for radio broadcasters. For non-Arbitron markets, the FCC is conducting a rulemaking in order to define markets in a manner comparable to Arbitron’s method. In the interim, the FCC will apply a “modified contour approach,” to non-Arbitron markets. This modified approach will exclude any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area.

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

The future of the FCC’s new rules is made uncertain not only by the Third Circuit’s decision but also by the response of Congress to the FCC’s relaxation of existing ownership limits. As discussed above, Congress has already modified the nationwide television ownership cap and has considered legislation that would roll back the FCC’s proposed changes. Any actions by the FCC in the future regarding radio and/or television ownership may elicit further Congressional response.

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

For the most part, we have elected “must carry” with respect to each of our full-power stations for the most-recent three-year period that commenced January 1, 2006.

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

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station have been allocated a separate channel for digital television operation. Stations were permitted to phase in their digital television operations over a period of years and must, by July 1, 2006, operate their digital television stations pursuant to their FCC authorizations. On February 1, 2006, the Congress passed legislation requiring that analog broadcast of full-service television stations cease on February 17, 2009. We expect this deadline to become effective. For a discussion of our stations’ compliance with the digital television broadcasting requirements, please see “Risk Factors,” below.

Equipment and other costs associated with the transition to digital television, including the necessity of temporary dual-mode operations and the relocation of stations from one channel to another, have imposed some near-term financial costs on our television stations providing the services. The potential also exists for new sources of revenue to be derived from use of the digital spectrum. We cannot predict the overall effect the transition to digital television might have on our business.

Digital Radio Services. The FCC has adopted standards for authorizing and implementing terrestrial digital audio broadcasting technology, known as In-Band On-Channel™ or HD Radio, for radio stations. Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. This technology permits FM and, at present, daytime AM stations to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. We have elected to rollout this technology on a gradual basis owing to the absence of receivers equipped to receive such signals and are considering its merits as well as its costs. It is unclear what effect such technology will have on our business or the operations of our radio stations.

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

Satellite Digital Audio Radio Service. The FCC has allocated spectrum to a new technology, satellite digital audio radio service, to deliver satellite-based audio programming to a national or regional audience. The FCC has licensed two entities, XM Radio, Inc. and Sirius Satellite Radio Inc., to provide this service. The nationwide reach of the satellite digital audio radio service allows niche programming aimed at diverse communities that we are targeting. This technology competes for audience share, but generally not for local advertising revenue, with conventional terrestrial radio broadcasting. These competitors have both commenced operations and are offering their services nationwide.

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

Regulation of Outdoor Advertising

Outdoor advertising is subject to extensive governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act of 1965, regulates outdoor advertising on federally aided primary and interstate highways. As a condition to federal highway assistance, the Highway Beautification Act requires states to restrict billboards on such highways to commercial and industrial areas and imposes certain additional size, spacing and other limitations. All states have passed state billboard control statutes and regulations at least as restrictive as the federal requirements, including removal of any illegal signs on such highways at the owner’s expense and without compensation. We believe that the number of our billboards that may be subject to removal as illegal would have a limited impact on operations. No state in which we operate has banned billboards, but some have adopted standards more restrictive than the federal requirements.

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

In Los Angeles, a moratorium on the construction of new billboards remains in place. In 2002, the city enacted an ordinance requiring the payment of an annual fee in connection with a new billboard inspection program, and we joined with other outdoor advertising companies in litigation challenging the validity of that ordinance and the amount of the fee. In December 2004, we entered into a settlement agreement with the City of Los Angeles pursuant to which we agreed to remove 500 8-sheet faces and pay a periodic inspection fee in exchange for the ability to maintain certain other 8-sheet faces that do not conform with their existing permits in one or more ways, as well as the ability to upgrade additional 8-sheets into City-Lights. We believe that neither the loss of the 8-sheets that we will remove nor the fee that we have agreed to pay under this settlement will have a material adverse effect on our business. The settlement was challenged by other outdoor advertising companies operating in the Los Angeles market, but in August 2005 the challenges were dropped. We are currently working with the City of Los Angeles to implement the agreement.

In New York, billboards are regulated primarily by provisions of the New York City Zoning Resolution and a local municipal law titled Local Law 31. The New York City Department of Buildings has proposed a new rule, Rule 49, to implement Local Law 31 and further regulate outdoor advertising within the city. Public hearings were held in September 2005, at which time extensive proposed changes to Rule 49 were submitted by the industry to the Department of Buildings. Rule 49 is currently under consideration by the Department of Buildings, and at this time we cannot predict what changes, if any, will ultimately be made to the rule, nor can we estimate with certainty the impact that Rule 49, if implemented, will have on our New York inventory, but such regulation could have a negative impact on our New York inventory.

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

State and local governments from time to time also regulate the outdoor advertising of alcohol products. Alcohol-related advertising represented approximately 11% of the total revenue of our outdoor advertising business in 2005. As a matter of both company policy and industry practice (on a voluntary basis), we do not post any alcohol advertisements within a 500 square foot radius of any school, church or hospital. Any significant reduction in alcohol-related advertising due to content-related restrictions could cause a reduction in our direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

ITEM 1A. RISK FACTORS

We have a history of losses that, if continued, could adversely affect the market price of our securities and our ability to raise capital.

Although we had a net profit for the years ended December 31, 2004 and 2003, we had a net loss of approximately $9.7 million for the year ended December 31, 2005. In addition, we had net losses applicable to common stockholders of $9.7 million, $9.7 million and $9.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

If we cannot raise required capital, we may have to curtail existing operations and our future growth through acquisitions.

We may require significant additional capital for future acquisitions and general working capital and debt service needs. If our cash flow and existing working capital are not sufficient to fund future acquisitions and our general working capital and debt service requirements, we will have to raise additional funds by selling equity, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives for raising additional funds may be available on acceptable terms to us or in amounts sufficient for us to meet our requirements. In addition, our ability to raise additional funds is limited by the terms of the credit agreement governing our syndicated bank credit facility. Our failure to obtain any required new financing may, if needed, prevent future acquisitions.

Our substantial level of debt could limit our ability to grow and compete.

As of December 31, 2005, we had $500 million of debt outstanding under our syndicated bank credit facility. A significant portion of our cash flow from operations will be dedicated to servicing our debt obligations, and our ability to obtain additional financing may be limited. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If the amounts outstanding under our syndicated bank credit facility are accelerated, our assets may not be sufficient to repay in full the money owed to such lenders.

Our substantial indebtedness could have important consequences to our business, such as:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes; and

•	placing us at a disadvantage compared to those of our competitors who have less debt.

The credit agreement governing our syndicated bank credit facility contains various covenants that limit management’s discretion in the operation of our business and could limit our ability to grow and compete.

The credit agreement governing our syndicated bank credit facility contain various provisions that limit our ability to:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments, capital expenditures and other restricted payments;

•	create liens;

•	sell assets; and

•	enter into certain transactions with affiliates.

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

Any failure to maintain our FCC broadcast licenses could cause a default under our syndicated bank credit facility and cause an acceleration of our indebtedness.

Our syndicated bank credit facility requires us to maintain our FCC licenses. If the FCC were to revoke any of our material licenses, our lenders could declare all amounts outstanding under the syndicated bank credit facility to be immediately due and payable. If our indebtedness is accelerated, we may not have sufficient funds to pay the amounts owed.

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

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets.

Goodwill and intangible assets totaled $1.3 billion at December 31, 2005, primarily attributable to acquisitions in recent years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value. At least annually, we test our goodwill and intangible assets for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors. The amount of any quantified impairment must be expensed as a charge to operations. Depending on future circumstances, we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and results of operations.

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

Univision currently owns less than 15% of our common stock on a fully-converted basis. In connection with Univision’s merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with DOJ pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company will not exceed 10% by March 26, 2009. Univision’s required divestiture of a significant portion of its remaining equity interest in our company over the next several years, whether in a single transaction or a series of transactions, could depress the market value of our Class A common stock.

Our television ratings and revenue could decline significantly if our affiliation relationship with Univision or Univision’s programming success changes in an adverse manner.

If our affiliation relationship with Univision changes in an adverse manner, or if Univision’s programming success diminishes, our ability to generate television advertising revenue on which our television business depends could be negatively affected. Univision’s ratings might decline or Univision might not continue to provide programming, marketing, available advertising time and other support to its affiliates on the same basis as currently provided. Additionally, by aligning ourselves closely with Univision, we might forego other opportunities that could diversify our television programming and avoid dependence on Univision’s television networks. Univision’s relationships with Televisa and Venevision are important to Univision’s, and consequently our, continued success. Univision and Televisa are currently involved in litigation over programming provided to Univision by Televisa, and we cannot predict the outcome of their litigation or the effect that the outcome might have on our business or our results of operations. In addition, in February 2006, Univision announced that it is exploring strategic alternatives including but not limited to the sale of Univision to, or its merger with, another entity, and we cannot predict the effect that any such sale or merger would have on our business or our results of operations.

Because three of our directors and officers, and stockholders affiliated with them, hold the majority of our voting power, they can ensure the outcome of most matters on which our stockholders vote.

As of December 31, 2005, Walter F. Ulloa, Philip C. Wilkinson and Paul Zevnik together hold approximately 82% of the combined voting power of our outstanding shares of common stock. Each of Messrs. Ulloa, Wilkinson and Zevnik is a member of our board of directors, and Messrs. Ulloa and Wilkinson also serve as executive officers of our company. In addition to their shares of our Class A common stock, collectively they own all of the issued and outstanding shares of our Class B common stock, which have ten votes per share on any matter subject to a vote of the stockholders. Accordingly, Messrs. Ulloa, Wilkinson and Zevnik have the ability to elect each of the members of our board of directors. Messrs. Ulloa, Wilkinson and Zevnik have agreed contractually to vote their shares to elect themselves as directors of our company. Messrs. Ulloa, Wilkinson and Zevnik, acting in concert, also have the ability to control the outcome of most matters requiring stockholder approval. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of the company.

Stockholders who desire to change control of our company may be prevented from doing so by provisions of our second amended and restated certificate of incorporation and the credit agreement governing our syndicated bank credit facility. In addition, other agreements contain provisions that could discourage a takeover.

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

In addition, the credit agreement governing our syndicated bank credit facility contains limitations on our ability to enter into a change of control transaction. Under this agreement, the occurrence of a change of control, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of our outstanding indebtedness.

Displacement of any of our low-power television stations could cause our ratings and revenue for any such station to decrease.

A significant portion of our television stations is licensed by the FCC for low-power service only. Our low-power television stations operate with less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations are treated as a secondary service. If any or all of our low-power stations are found to cause interference to full-power stations, we would be required to eliminate the interference or terminate service. As a result of the FCC’s initiation of digital television service and actions by Congress to reclaim broadcast spectrum, channels 52-69, previously used for broadcasting, will be cleared and put up for auction generally to wireless services or assignment to public safety services. In a few urban markets where we operate, including Washington, D.C. and San Diego, there are a limited number of alternative channels to which our low-power television stations could migrate as they are displaced by full-power digital broadcasters and non-broadcast services. If we are unable to move the signals of our low-power television stations to replacement channels to the extent legally required, or such channels do not permit us to maintain the same level of service, we may be unable to maintain the viewership these stations currently have, which could harm our ratings and advertising revenue or, in the worst case, cause us to discontinue operations at these low-power television stations.

Our conversion to digital television, as required by the FCC, may not result in commercial benefit unless there is sufficient consumer demand.

The FCC required full-power television stations in the United States to begin broadcasting a digital television, or DTV, signal by May 1, 2002. The FCC has allocated an additional television channel to most such station owners so that each full-power television station can broadcast a DTV signal on the additional channel while continuing to broadcast an analog signal on the station’s original channel. As part of the transition from analog to DTV, full-power television station owners may be required to stop broadcasting analog signals and relinquish their analog channels to the FCC no later than February 17, 2009.

FCC rules allowed us initially to satisfy the obligation for our full-power television stations to begin broadcasting a DTV signal by broadcasting a lower-powered signal that serves at least each full-power television station’s applicable community of license. In most instances, this rule permitted us to install temporary DTV facilities of a lower power level, which does not require the degree of capital investment that we had anticipated would be necessary to meet the requirements of our stations’ DTV authorizations. Our initial cost of converting our full-power stations to DTV, therefore, has been considerably lower than it would have been if we were required to operate immediately at the full signal strength provided for by our DTV authorizations.

We are currently broadcasting DTV signals for nearly all of our full-power television stations at lower power levels by means of temporary DTV facilities, pursuant to FCC authorization. The FCC has required us to reach full-power operation, in order to protect the service contours we have sought for our full-service stations, on or before July 1, 2006. All on-air digital full-service stations currently must be simulcasting 100% of the video programming of their analog channels or their DTV channels. Until commercial demand for digital television services increases, these digital operations may not prove commercially beneficial. Our stations may continue to broadcast analog signals until the February 17, 2009 deadline for conversion to digital-only operations.

Because our full-service television stations rely on “must carry” rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operations.

Under the Cable Act, each full-service broadcast station is required to elect, every three years, to exercise the right either to require cable television system operators in its local market to carry its signal, or to prohibit cable carriage or condition it upon payment of a fee or other consideration. Under these “must carry” provisions of the Cable Act, a broadcaster may demand carriage on a specific channel on cable systems within its market. These “must carry” rights are not absolute, and under some circumstances, a cable system may be entitled not to carry a given station. Our television stations, for the most part, elected “must carry” on local cable systems for the three-year election period that commenced January 1, 2006, and, except for isolated cases, have obtained the carriage they requested.

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

On June 2, 2003, the FCC revised its national ownership policy, modified television and cross-ownership restrictions, and changed its methodology for defining radio markets. The future of the FCC’s ownership rules remains uncertain due to the decision of the federal courts to remand the FCC’s decision for further review by the FCC, except for provisions dealing with how the FCC determines the number of stations in local radio markets which were permitted to go into effect. Congress has also indicated its concern over the FCC’s new rules and legislation has been considered to restrict the changes. To date, however, only a reduction in the nationwide television cap, to 39% of the viewing public, has been the subject of federal legislation. Accordingly, the impact of changes in the FCC’s restrictions on how many stations a party may own, operate and/or control and on our future acquisitions and competition from other companies is difficult to predict at this time, but could result in our competitors’ ability to increase their presence in the markets in which we operate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Monica, California. We lease approximately 16,000 square feet of space in the building housing our corporate headquarters under a lease expiring in 2012. We also lease approximately 38,000 square feet of space in the building housing our radio network and our outdoor division headquarters in Los Angeles, California, under a lease expiring in 2016.

The types of properties required to support each of our television and radio stations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We also own the buildings and/or land used for office, studio and tower facilities at certain of our television and/or radio properties. We own substantially all of the equipment used in our television and radio broadcasting business. Substantially all of our outdoor advertising structures are located on property pursuant to leases that automatically renew unless either the property owner or we opt out upon proper notice. We believe that all of our facilities and equipment are adequate to conduct our present operations. We also lease certain facilities and broadcast equipment in the operation of our business. See Note 5 to Notes to Consolidated Financial Statements.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ended December 31, 2004
First Quarter	$11.67	$8.32
Second Quarter	$9.61	$7.38
Third Quarter	$8.49	$6.85
Fourth Quarter	$8.57	$7.06

Year Ending December 31, 2005
First Quarter	$9.08	$7.27
Second Quarter	$9.11	$7.25
Third Quarter	$9.50	$7.14
Fourth Quarter	$8.50	$6.90

As of March 14, 2006, there were approximately 148 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Dividend Policy

We have never declared or paid any cash dividends on any class of our common stock. We currently intend to retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on any class of our common stock in the foreseeable future. In addition, our syndicated bank credit facility restricts our ability to pay dividends on any class of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	10,968,712		$10.75		9,250,275
Employee Stock Purchase Plan	N/A	(2)	N/A	(2)	2,554,225
Equity compensation plans not approved by security holders	—		—		—

Total	10,968,712		$10.75		11,804,500

(footnotes on next page)

(footnotes from preceding page)

(1)	Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.
(2)	Our 2001 Employee Stock Purchase Plan permits full-time employees to have payroll deductions made to purchase shares of our Class A common stock during specified purchase periods. The purchase price is the lower of 85% of (1) the fair market value per share of our Class A common stock on the last business day before the purchase period begins and (2) the fair market value per share of our Class A common stock on the last business day of the purchase period. Consequently, the price at which shares will be purchased for the purchase period currently in effect is not known.

ITEM 6. SELECTED FINANCIAL DATA

Presented below are our selected financial data for each of the five fiscal years in the period ended December 31, 2005.

The data as of December 31, 2005, 2004, 2003, 2002 and 2001 and for each of the five fiscal years in the period ended December 31, 2005 are derived from, and are qualified by reference to, our audited financial statements and should be read in conjunction therewith and the notes thereto. We historically have experienced significant growth primarily due to our acquisition strategy. Therefore, we may not experience the same rate of growth in 2006 that we experienced in prior years.

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statements of Operations Data:
Net revenue	$280,964	$259,053	$237,956	$218,450	$189,049

Direct operating expenses	120,285	112,574	106,961	100,324	86,792
Selling, general and administrative expenses	51,526	49,770	50,091	45,823	39,526
Corporate expenses	16,745	16,779	14,298	15,300	14,190
Loss (gain) on sale of assets	—	(3,487)	945	707	(4,975)
Non-cash stock-based compensation (1)	1,221	133	1,182	2,942	3,243
Depreciation and amortization	46,411	42,795	43,684	40,649	118,837

	236,188	218,564	217,161	205,745	257,613

Operating income (loss)	44,776	40,489	20,795	12,705	(68,564)
Interest expense	(29,848)	(28,282)	(26,892)	(24,913)	(22,253)
Interest income	966	456	145	150	1,281
Loss on debt extinguishment	(27,969)	—	—	—	—

Income (loss) before income taxes	(12,075)	12,663	(5,952)	(12,058)	(89,536)
Income tax benefit (expense)	2,338	(7,044)	(968)	122	22,999

Income (loss) before equity in net earnings of nonconsolidated affiliates	(9,737)	5,619	(6,920)	(11,936)	(66,537)
Equity in net earnings of nonconsolidated affiliates	80	24	316	213	27

Income (loss) before discontinued operations	(9,657)	5,643	(6,604)	(11,723)	(66,510)
Gain on disposal of discontinued operations	—	521	9,346	—	—
Income (loss) from discontinued operations	—	—	(475)	1,078	715

Net income (loss)	(9,657)	6,164	2,267	(10,645)	(65,795)

Accretion of preferred stock redemption value	—	(15,913)	(11,348)	(10,201)	(10,117)

Net loss applicable to common stockholders	$(9,657)	$(9,749)	$(9,081)	$(20,846)	$(75,912)

Net loss per share applicable to common stockholders, basic and diluted	$(0.08)	$(0.09)	$(0.08)	$(0.18)	$(0.66)

Weighted average common shares outstanding, basic and diluted	124,294	105,758	112,612	119,111	115,223

	Year Ended December 31,
	2005	2004	2003	2002	2001
Other Data:
Capital expenditures	$19,854	$15,572	$17,661	$19,533	$28,875
Balance Sheet Data:
Cash and cash equivalents	$65,610	$46,969	$19,806	$12,201	$18,336
Total assets	1,743,159	1,689,712	1,686,968	1,573,481	1,535,517
Long-term debt, including current portion	506,602	482,976	377,615	305,878	252,703
Series A mandatorily redeemable convertible preferred stock	—	—	112,269	100,921	90,720
Total stockholders’ equity	$1,030,633	$1,037,672	$1,046,001	$1,015,043	$987,395

(1)	Non-cash stock-based compensation consists primarily of compensation expense relating to stock awards granted to our employees and consultants.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2005, 2004 and 2003 and consolidated financial condition as of December 31, 2005 and 2004 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

OVERVIEW

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 75% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising.

As of the date of filing this report, we own and/or operate 48 primary television stations that are located primarily in the southwestern United States. We own and operate 52 radio stations (40 FM and 12 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 10,600 advertising faces located primarily in Los Angeles and New York.

The comparability of our results between 2005 and 2004 is significantly affected by acquisitions and dispositions in those periods. In those years, we primarily acquired new media properties in markets where we already owned existing media properties. While new media properties contribute to the financial results of their markets, we do not attempt to measure their effect as they typically are integrated into existing operations.

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

Our primary expenses are employee compensation, including commissions paid to our sales staffs and amounts paid to our national representative firms, as well as expenses for marketing, promotion and selling, technical, local programming, engineering, leasing and general and administrative. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets.

Highlights

Despite continuing competition for advertising revenue among broadcasters and between the broadcast industry and other media, we experienced growth for the year ended December 31, 2005, and net revenue of $281 million. Of that amount, revenue generated by our television segment accounted for 52%, revenue generated by our radio segment accounted for 36% and revenue generated by our outdoor segment accounted for 12%.

Our television segment led our success again in 2005, generating $146 million in net revenue as we continued to sustain solid ratings across our station group. Our television results were driven by continued growth in our top advertising categories, including automotive, services, retail services and fast-food restaurants. We continue to enjoy significant revenue growth from our television stations located in markets with rapidly growing Hispanic populations, such as Hartford, Tampa, Orlando, Denver, and Washington, D.C., each of which experienced greater than 15% net revenue growth in 2005.

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

Our radio segment also had a solid 2005, contributing $101 million in net revenue and experiencing growth in local and national sales significantly higher than that of the general radio industry. We continue to focus on local sales efforts, which accounted for 76% of total sales in 2005.

During 2005 we created a third network format, “José: Toca lo Que Quiere” (“plays what he wants”), which features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present. We believe that broadcasting our network programming provides us with opportunities to increase sales by providing our stations with well-programmed formats with a track record of success, and we have increased the number of stations broadcasting one of our three network formats to 35 stations in 17 markets. During 2005 we successfully switched to our “Super Estrella” format on six stations in five markets and our “José: Toca lo que Quiere” (“plays what he wants”) format on seven stations in seven markets.

In addition, we continued our strategy of divesting assets in markets where we did not see the opportunity to grow to scale and build out full clusters. For example, in 2004 we disposed of non-core radio assets in Chicago and Fresno and in January 2006 we disposed of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market. The sale of these properties allows us to redeploy capital to markets with greater growth and earning potential and has allowed us to repurchase shares of our Class U common stock. In October 2004, we acquired an FM radio station in the Sacramento, California market, which increased our cluster to four stations in this important U.S. Hispanic market. In February 2005, we acquired radio station KAIQ-FM in the Lubbock, Texas market, giving us one FM and one AM radio station in the Lubbock market in addition to our Univision affiliate.

Our outdoor segment provided $34 million of our net revenue in 2005, and benefited from strong overall demand for outdoor advertising in New York and Los Angeles. In addition, increased local sales played a key role in the growth of our outdoor advertising operations in 2005. We have made a concerted effort to strengthen the staffing and training of our local sales force, and we anticipate that this focus will continue in 2006.

We also continue to grow our transit advertising operations, and in April 2005 we entered into a three-year agreement with the City of Sacramento to sell advertising on municipal buses. We believe that expanding our transit advertising creates opportunities to provide broader advertising coverage for national advertisers.

We also took several key steps in 2005 toward strengthening our balance sheet and improving our capital structure. In September, we refinanced our former $400 million syndicated bank credit facility and completed a tender offer for our $225 million senior subordinated notes with the proceeds from a new $650 million senior secured syndicated bank credit facility. In addition, in January 2006, we acquired approximately 12.6 million shares of our Class U common stock held by Univision in exchange for the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market. In March 2006, we repurchased 7 million shares of our Class U common stock held by Univision for $51.1 million.

Acquisitions and Dispositions

In February 2005, we acquired the assets of television stations KVTF-CA and KTFV-CA in the McAllen, Texas market and the assets of television station KETF-CA in the Laredo, Texas market, for an aggregate of approximately $3.8 million.

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

In addition, in January 2006, we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. Univision paid the full amount of the purchase price in the form of approximately 12.6 million shares of our Class U common stock held by Univision.

In February 2006, we acquired the assets of television stations KTIZ-LP, KSFE-LP, KLIA-LP and KFTN-LP in the McAllen, Texas market in exchange for the assets of television station KTFV-CA in the McAllen, Texas market and approximately $0.8 million.

Relationship with Univision

Univision currently owns less than 15% of our common stock on a fully-converted basis. As of December 31, 2005, Univision owned approximately 30% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company will not exceed 15% by March 26, 2006 and 10% by March 26, 2009. In January 2006, we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. Univision paid the full amount of the purchase price in the form of approximately 12.6 million shares of our Class U common stock held by Univision. Subsequently, in March 2006, we repurchased 7 million shares of our Class U common stock held by Univision.

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the years ended December 31, 2005 and 2004, the amount paid by the Company to Univision in this capacity was $9.3 and $9.6 million, respectively.

In September 2005, we entered into an agreement with Univision under which we have agreed, at Univision’s request, to sell in an underwritten public offering up to a specified number of shares of our Class A common stock previously registered with the SEC, and concurrently with the consummation of that public offering, to repurchase the same number of shares of our Class U common stock owned by Univision, for an amount equal to the gross proceeds of the offering minus underwriting discounts and commissions. Under this agreement, Univision has agreed to refrain from exercising any right to demand the registration of the sale of such common stock provided to it under an investor rights agreement, as amended, between Univision, the other stockholders named therein and us until a period of time after giving notice to us of its request to consummate such a sale transaction.

RESULTS OF OPERATIONS

Separate financial data for each of our operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. We evaluate the performance of our operating segments based on the following (in thousands):

	Years Ended December 31,			% Change 2005 to 2004	% Change 2004 to 2003
	2005	2004	2003
Net Revenue
Television	$146,184	$135,866	$121,221	8%	12%
Radio	100,582	92,239	86,526	9%	7%
Outdoor	34,198	30,948	30,209	11%	2%

Consolidated	280,964	259,053	237,956	8%	9%

Direct operating expenses
Television	58,420	55,498	50,909	5%	9%
Radio	37,775	35,182	35,160	7%	0%
Outdoor	24,090	21,894	20,892	10%	5%

Consolidated	120,285	112,574	106,961	7%	5%

Selling, general and administrative expenses
Television	22,295	21,195	22,903	5%	(7)%
Radio	24,310	23,615	22,693	3%	4%
Outdoor	4,921	4,960	4,495	(1)%	10%

Consolidated	51,526	49,770	50,091	4%	(1)%

Depreciation and amortization
Television	15,485	14,126	14,786	10%	(4)%
Radio	8,317	7,292	7,798	14%	(6)%
Outdoor	22,609	21,377	21,100	6%	1%

Consolidated	46,411	42,795	43,684	8%	(2)%

Segment operating profit (loss)
Television	49,984	45,047	32,623	11%	38%
Radio	30,180	26,150	20,875	15%	25%
Outdoor	(17,422)	(17,283)	(16,278)	1%	6%

Consolidated	62,742	53,914	37,220	16%	45%

Corporate expenses	16,745	16,779	14,298	(0)%	17%

Loss (gain) on sale of assets	—	(3,487)	945	(100)%	*

Non-cash stock-based compensation	1,221	133	1,182	*	(89)%

Operating income	$44,776	$40,489	$20,795	11%	95%

Broadcast cash flow (1)
Television	$65,469	$59,173	$47,409	11%	25%
Radio	38,497	33,442	28,673	15%	17%
Outdoor	5,187	4,094	4,822	27%	(15)%

Consolidated	$109,153	$96,709	$80,904	13%	20%

EBITDA as adjusted (1)	$92,408	$79,930	$66,606	16%	20%

Capital expenditures
Television	$14,843	$10,494	$8,799
Radio	3,347	3,311	8,362
Outdoor	1,664	1,767	500

Consolidated	$19,854	$15,572	$17,661

Total assets
Television	$493,904	$420,588	$393,607
Radio	984,559	1,053,754	1,024,911
Outdoor	195,242	215,370	233,767
Assets held for sale (Radio)	69,454	—	34,683

Consolidated	$1,743,159	$1,689,712	$1,686,968

(footnotes on next page)

(footnotes from preceding page)

*	Percentage not meaningful.
(1)	Broadcast cash flow means operating income (loss) before corporate expenses, loss (gain) on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation and gain (loss) on sale of assets. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash gain (loss) on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our syndicated bank credit facility, where EBITDA as adjusted is referred to as “consolidated adjusted EBITDA.” Under our syndicated bank credit facility, our ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA may not exceed 7.5 to 1 on a pro forma basis for the prior full four quarters. The actual ratios of net indebtedness to consolidated adjusted EBITDA were as follows (in each case as of December 31): 2005, 5.3 to 1; 2004, 5.8 to 1; 2003, 5.4 to 1. We entered into our new syndicated bank credit facility in September 2005 so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. The most directly comparable GAAP financial measure to each of broadcast cash flow and EBITDA as adjusted is net income (loss). A reconciliation of these non-GAAP measures to net income (loss) for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Broadcast cash flow	$109,153	$96,709	$80,904
Corporate expenses	16,745	16,779	14,298

EBITDA as adjusted	92,408	79,930	66,606
Loss (gain) on sale of assets	—	(3,487)	945
Non-cash stock-based compensation	1,221	133	1,182
Depreciation and amortization	46,411	42,795	43,684

Operating income	44,776	40,489	20,795
Interest expense	(29,848)	(28,282)	(26,892)
Interest income	966	456	145
Loss on debt extinguishment	(27,969)	—	—

Income (loss) before income taxes	(12,075)	12,663	(5,952)
Income tax benefit (expense)	2,338	(7,044)	(968)

Income (loss) before equity in net earnings of nonconsolidated affiliates	(9,737)	5,619	(6,920)
Equity in net earnings of nonconsolidated affiliates	80	24	316

Income (loss) before discontinued operations	(9,657)	5,643	(6,604)
Gain on disposal of discontinued operations	—	521	9,346
Loss from discontinued operations	—	—	(475)

Net income (loss)	$(9,657)	$6,164	$2,267

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Consolidated Operations

Net Revenue. Net revenue increased to $281.0 million for the year ended December 31, 2005 from $259.1 million for the year ended December 31, 2004, an increase of $21.9 million. Of the overall increase, $10.3 million came from our television segment. The increase from this segment was primarily attributable to an increase in local and national advertising sales, primarily attributable to increased advertising sold (referred to as “inventory” in our industry). Additionally, $8.3 million of the overall increase came from our radio segment. The increase from this segment was primarily attributable to an increase in local advertising rates, as well as revenue associated with radio station KBMB-FM acquired in the second half of 2004 and radio station KDLD-FM/KDLE-FM. The remaining $3.3 million of the overall increase came from our outdoor segment and was primarily attributable to an increase in both local and national advertising rates, as well as revenue associated with the expansion of our outdoor division in Sacramento.

We currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to continue to increase our rates, resulting in continued increases in net revenue in future periods.

Direct Operating Expenses. Direct operating expenses increased to $120.3 million for the year ended December 31, 2005 from $112.6 million for the year ended December 31, 2004, an increase of $7.7 million. Of the overall increase, $2.9 million came from our television segment. The increase from this segment was primarily attributable to an increase in national representation fees and commissions associated with the increase in net revenue, an increase in the cost of ratings services and an increase in salaries due to the addition or expansion of newscasts in the San Diego, Santa Barbara and Boston markets. Additionally, $2.6 million of the overall increase came from our radio segment. The increase from this segment was primarily attributable to an increase in expenses associated with radio station KBMB-FM acquired in the second half of 2004 and radio station KDLD-FM/KDLE-FM. The overall increase also came from an increase in outdoor direct operating expenses, which accounted for $2.2 million of the overall increase. This increase in the outdoor segment was primarily attributable to higher lease rents for our billboard locations and expenses associated with the expansion of our outdoor division in Sacramento. As a percentage of net revenue, direct operating expenses remained the same at 43% for each of the years ended December 31, 2005 and 2004.

We currently anticipate that, as our net revenue increases in future periods, our direct operating expenses correspondingly will continue to increase. However, on a long-term basis, we expect that net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $51.5 million for the year ended December 31, 2005 from $49.8 million for the year ended December 31, 2004, an increase of $1.7 million. The overall increase came mainly from our television segment, which accounted for an increase of $1.1 million. The increase from this segment was primarily attributable to a one-time recovery of expenses of $1.0 million in 2004 in accordance with the terms of an amendment to our TeleFutura marketing and sales agreement with Univision. Additionally, $0.7 million of the overall increase came from our radio segment. The increase from this segment was primarily attributable to expenses associated with radio station KBMB-FM acquired in the second half of 2004 and radio station KDLD-FM/KDLE-FM. The overall increase was partially offset by a $0.1 million decrease in outdoor selling, general and administrative expenses. This decrease was primarily attributable to severance amounts paid to the former president of our outdoor division in 2004, partially offset by additional expenses associated with the expansion of our outdoor division in Sacramento. As a percentage of net revenue, selling, general and administrative expenses decreased to 18% for the year ended December 31, 2005 from 19% for the year ended December 31, 2004. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses increases were outpaced by increases in net revenue.

On a long-term basis, although we currently anticipate that selling, general and administrative expenses will increase in future periods, we expect that net revenue increases will outpace any selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will continue to decrease in future periods.

Corporate Expenses. Corporate expenses decreased to $16.7 million for the year ended December 31, 2005 from $16.8 million for the year ended December 31, 2004, a decrease of $0.1 million. The decrease was primarily attributable to not having expenses related to financing the repurchase of our Series A preferred stock that we incurred in 2004. The decrease was partially offset by increased expenses in the current year, primarily attributable to higher wages and expenses associated with our compliance with the Sarbanes-Oxley Act of 2002, including internal controls. As a percentage of net revenue, corporate expenses remained unchanged at 6% for each of the years ended December 31, 2005 and 2004.

We currently anticipate that corporate expenses will increase in future periods, primarily due to recording non-cash stock-based compensation in corporate expense in 2006 to comply with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Please see “Recently Issued Accounting Pronouncements” below. Nevertheless, we expect that these increases will be outpaced by net revenue increases such that corporate expenses as a percentage of net revenue will be constant or decrease in future periods.

Gain (Loss) on Sale of Assets. The gain on sale of assets was $3.5 million for the year ended December 31, 2004. The gain was primarily due to the sale of the assets of our radio stations in the Chicago, Illinois and Fresno, California markets.

Depreciation and Amortization. Depreciation and amortization increased to $46.4 million for the year ended December 31, 2005 from $42.8 million for the year ended December 31, 2004, an increase of $3.6 million. The increase was primarily attributable to additional depreciation on digital capital expenditures, additional depreciation and amortization relating to the acquisition of radio station KBMB-FM in the second half of 2004 and higher depreciation on certain billboards to be abandoned in New York in 2006.

Non-Cash Stock-Based Compensation. Non-cash stock-based compensation was $1.2 million for the year ended December 31, 2005 compared to $0.1 million for the year ended December 31, 2004, an increase of $1.1 million. The increase was primarily attributable to accelerating the vesting of non-employee stock option grants with an exercise price greater than $7.80 in October 2005. Non-cash stock-based compensation consists of non-employee stock option awards.

As a result of outstanding unvested options, we anticipate non-cash stock-based compensation of approximately $1.6 million will be recorded in direct operating expense, selling, general and administrative expense and corporate expense to comply with SFAS No. 123R in 2006.

Operating Income. As a result of the above factors, operating income increased to $44.8 million for the year ended December 31, 2005 from $40.5 million for the year ended December 31, 2004, an increase of $4.3 million.

Interest Expense. Interest expense increased to $29.8 million for the year ended December 31, 2005 from $28.3 million for the year ended December 31, 2004, an increase of $1.5 million. The increase was primarily attributable to additional borrowings under our syndicated bank credit facility to finance the repurchase of all of our Series A mandatorily redeemable convertible preferred stock during the third quarter of 2004, partially offset by a $3.8 million reduction related to the increase in fair value of our interest rate swap agreements in 2005.

Loss on debt extinguishment. Loss on debt extinguishment was $28.0 million for the year ended December 31, 2005. The loss on debt extinguishment was primarily attributable to the premium that we paid upon the completion of the tender for our $225 million senior subordinated notes, the write-off of the costs associated with those notes, the write-off of the costs associated with our former $400 million syndicated bank credit facility and a charge for a portion of the fees associated with our new $650 million syndicated bank credit facility.

Income Tax Expense. Our expected tax rate is approximately 40% of pre-tax income or loss, adjusted for permanent tax differences. The tax benefit was less than the expected 40% of the pre-tax loss because of the non-deductible portion of certain items, including state taxes, foreign taxes, the expected disallowance of state net operating loss carryforward amounts and meals and entertainment. We currently have net operating loss carryforwards of approximately $166 million available to offset future taxable income through the year 2025 that we expect will be utilized prior to their expiration.

Income (Loss) Before Discontinued Operations. As a result of the above factors, loss before discontinued operations was $9.7 million for the year ended December 31, 2005, compared to income before discontinued operations of $5.6 million for the year ended December 31, 2004.

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

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $146.2 million for the year ended December 31, 2005 from $135.9 million for the year ended December 31, 2004, an increase of $10.3 million. Of the overall increase, $8.3 million was attributable to our Univision stations and $2.0 million was attributable to our other stations. The overall increase was attributable to an increase in both local and national advertising sales, primarily due to an increase in inventory sold.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $58.4 million for the year ended December 31, 2005 from $55.5 million for the year ended December 31, 2004, an increase of $2.9 million. The increase was primarily attributable to an increase in national representation fees and commissions associated with the increase in net revenue, an increase in the cost of ratings services and an increase in salaries due to the addition or expansion of newscasts in the San Diego, Santa Barbara and Boston markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $22.3 million for the year ended December 31, 2005 from $21.2 million for the year ended December 31, 2004, an increase of $1.1 million. The increase was primarily attributable to a one-time recovery of expenses of $1.0 million in 2004 in accordance with the terms of an amendment to our TeleFutura marketing and sales agreement with Univision. The increase was also attributable to an increase in salaries, partially offset by lower bad debt expense.

Radio

Net Revenue. Net revenue in our radio segment increased to $100.6 million for the year ended December 31, 2005 from $92.2 million for the year ended December 31, 2004, an increase of $8.4 million. The increase was primarily attributable to an increase in local advertising rates, as well as revenue associated with a full year of operations in 2005 of both radio stations KBMB-FM, acquired in the second half of 2004, and KDLD-FM/KDLE-FM, which we began operating in the second quarter of 2004.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $37.8 million for the year ended December 31, 2005 from $35.2 million for the year ended December 31, 2004, an increase of $2.6 million. The increase was primarily attributable to expenses associated with a full year of operations in 2005 of both radio stations KBMB-FM, acquired in the second half of 2004, and KDLD-FM/KDLE-FM, which we began operating in the second quarter of 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $24.3 million for the year ended December 31, 2005 from $23.6 million for the year ended December 31, 2004, an increase of $0.7 million. The increase was primarily attributable to expenses associated with a full year of operations in 2005 of both radio stations KBMB-FM, acquired in the second half of 2004, and KDLD-FM/KDLE-FM, which we began operating in the second quarter of 2004.

Since we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market in January 2006, we will not have those results in our future financial results.

Outdoor

Net Revenue. Net revenue in our outdoor segment increased to $34.2 million for the year ended December 31, 2005 from $30.9 million for the year ended December 31, 2004, an increase of $3.3 million. The increase was primarily attributable to an increase in both local and national advertising rates, as well as revenue associated with the expansion of our outdoor division in Sacramento.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $24.1 million for the year ended December 31, 2005 from $21.9 million for the year ended December 31, 2004, an increase of $2.2 million. The increase was primarily attributable to higher lease rents for our billboard locations and expenses associated with the expansion of our outdoor division in Sacramento.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment decreased to $4.9 million for the year ended December 31, 2005 from $5.0 million for the year ended December 31, 2004, a decrease of $0.1 million. The decrease was primarily attributable to severance amounts paid to the former president of our outdoor division in 2004, partially offset by additional expenses associated with the expansion of our outdoor division in Sacramento.

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

Interest Expense. Interest expense increased to $28.3 million for the year ended December 31, 2004 from $26.9 million for the year ended December 31, 2003, an increase of $1.4 million. The increase was primarily attributable to additional borrowings under our syndicated bank credit facility to finance the acquisition of the radio stations we bought from Big City Radio in April 2003 and to repurchase all of our Series A mandatorily redeemable convertible preferred stock during the third quarter of 2004. These increases were partially offset by a reduction of indebtedness paid from the proceeds of the disposal of our publishing operations in July 2003, the sale of our radio assets in the Chicago, Fresno and Dallas markets in 2004 and cash flow generated from operations.

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

Radio

Net Revenue. Net revenue in our radio segment increased to $92.2 million for the year ended December 31, 2004 from $86.5 million for the year ended December 31, 2003, an increase of $5.7 million. The increase was primarily attributable to a combination of an increase in local advertising sales rates and inventory sold, partially offset by a decrease from our Chicago and Fresno radio stations sold.

Direct Operating Expenses. Direct operating expenses in our radio segment were $35.2 million in each of the years ended December 31, 2004 and 2003. The increase was primarily attributable to an increase in commissions and other sales-related expenses associated with the increase in net revenue, partially offset by a decrease from our Chicago and Fresno radio stations sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $23.6 million for the year ended December 31, 2004 from $22.7 million for the year ended December 31, 2003, an increase of $0.9 million. The increase was primarily attributable to an increase in salaries and rent expense, partially offset by a decrease from our Chicago and Fresno radio stations sold.

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

Liquidity and Capital Resources

While we have a history of operating losses, we also have a history of generating significant positive cash flow from our operations. We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures and payments of principal and interest on outstanding indebtedness) with cash on hand, cash flows from operations and externally generated funds, such as proceeds from any debt or equity offering and our syndicated bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our syndicated bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

During 2005, we refinanced our former $400 million syndicated bank credit facility and completed a tender offer for our $225 million senior subordinated notes with the proceeds from a new $650 million senior secured syndicated bank credit facility.

In January 2006, we acquired approximately 12.6 million shares of our Class U common stock held by Univision in exchange for the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market. In March 2006, we repurchased 7 million shares of our Class U common stock held by Univision for $51.1 million using cash generated from operations and unrestricted proceeds which were remaining from our refinanced syndicated bank credit facility.

Syndicated Bank Credit Facility

In September 2005, we refinanced our former syndicated bank credit facility with a new $650 million senior secured syndicated bank credit facility consisting of a 7 1/2-year $500 million term loan and a 6 1/2-year $150 million revolving facility. The term loan under the new syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under our former syndicated bank credit facility, (ii) to complete a tender offer for our previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

The term loan matures in 2013 and is subject to automatic quarterly reductions of $1.25 million starting on January 1, 2006. The revolving facility expires in 2012. Our ability to make additional borrowings under the syndicated bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

Our syndicated bank credit facility is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including our special purpose subsidiary formed to hold our FCC licenses.

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.03% at December 31, 2005. In September 2005, we entered into three interest rate swap agreements with a $500 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These interest rate swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes the margin of 1.50%. We expect that as the notional amount of our interest rate swap agreements decline, our term loan amounts will exceed the notional amounts of our interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of December 31, 2005, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, changes in their fair values are reflected currently in earnings. At December 31, 2005, the fair value of the interest rate swap agreements was $3.8 million and is classified as other assets on our balance sheet. For the year ended December 31, 2005, we recognized a reduction of $3.8 million in interest expense related to the increase in fair value of the interest rate swap agreements.

The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage. As of December 31, 2005, $500 million was outstanding under our syndicated bank credit facility and $147 million was available under the revolving facility for future borrowings. We had approximately $3 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings.

Our syndicated bank credit facility contains customary events of default. If an event of default occurs and is continuing, we might be required to repay all amounts then outstanding under the syndicated bank credit facility. Lenders holding more than 50% of the loans and commitments under the syndicated bank credit facility may elect to accelerate the maturity of loans upon the occurrence and during the continuation of an event of default.

Our syndicated bank credit facility contains a mandatory prepayment clause, triggered in the event that the proceeds of certain asset dispositions are not utilized as provided under the syndicated bank credit facility within 18 months of such disposition; insurance or condemnation proceeds are not utilized as provided under the syndicated bank credit facility within 360 days; or the proceeds from capital contributions or equity offerings are not utilized to acquire businesses or properties relating to radio, television and outdoor advertising within 360 days. In addition, if we incur certain additional indebtedness, then 100% of such proceeds must be used to reduce our outstanding loan balance; and if we have excess cash flow, as defined in our syndicated bank credit facility, in any year starting in 2006, then 75% of such excess cash flow must be used to reduce our outstanding loan balance.

Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The covenants become increasingly restrictive in the later years of the syndicated bank credit facility. Our syndicated bank credit facility also requires us to maintain our FCC licenses for our broadcast properties and contains restrictions on the incurrence of additional debt, the payment of dividends, the making of acquisitions and the sale of assets over a certain limit. Additionally, we entered into three interest rate swap agreements because our leverage exceeded certain limits.

We can draw on our revolving facility without prior approval for working capital needs and for acquisitions having an aggregate maximum consideration of $25 million or less. Proposed acquisitions are conditioned upon our delivery to the agent bank of a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised revenue projections for the acquired properties. For acquisitions having an aggregate maximum consideration in excess of $100 million, consent is required from lenders holding more than 50% of the loans and commitments under the syndicated bank credit facility.

Debt and Equity Financing

On May 9, 2002, we filed a shelf registration statement with the SEC to register up to $500 million of equity and debt securities, which we may offer from time to time. That shelf registration statement has been declared effective by the SEC. We have not yet issued any securities under the shelf registration statement. We intend to use the proceeds of any issuance of securities under the shelf registration statement to fund acquisitions or capital expenditures, to reduce or refinance debt or other obligations, and for general corporate purposes.

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

In September 2005, we completed a tender offer for our $225 million senior subordinated notes with a portion of the proceeds of a new $650 million senior secured syndicated bank credit facility. See “Syndicated Bank Credit Facility” above.

Broadcast Cash Flow and EBITDA as Adjusted

Broadcast cash flow (as defined below) increased to $109.2 million for the year ended December 31, 2005 from $96.7 million for the year ended December 31, 2004, an increase of $12.5 million, or 13%. As a percentage of net revenue, broadcast cash flow increased to 39% for the year ended December 31, 2005 from 37% for the year ended December 31, 2004. Broadcast cash flow increased to $96.7 million for the year ended December 31, 2004 from $80.9 million for the year ended December 31, 2003, an increase of $15.8 million, or 20%. As a percentage of net revenue, broadcast cash flow increased to 37% for the year ended December 31, 2004 from 34% for the year ended December 31, 2003.

We currently anticipate that broadcast cash flow will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating and selling, general and administrative expenses.

EBITDA as adjusted (as defined below) increased to $92.4 million for the year ended December 31, 2005 from $79.9 million for the year ended December 31, 2004, an increase of $12.5 million, or 16%. As a percentage of net revenue, EBITDA as adjusted increased to 33% for the year ended December 31, 2005 from 31% for the year ended December 31, 2004. EBITDA as adjusted increased to $79.9 million for the year ended December 31, 2004 from $66.6 million for the year ended December 31, 2003, an increase of $13.3 million, or 20%. As a percentage of net revenue, EBITDA as adjusted increased to 31% for the year ended December 31, 2004 from 28% for the year ended December 31, 2003.

We currently anticipate that EBITDA as adjusted will continue to increase in future periods, both in absolute dollars and as a percentage of net revenue, as we believe that net revenue increases will continue to outpace increases in direct operating, selling, general and administrative and corporate expenses.

Broadcast cash flow means operating income (loss) before corporate expenses, gain (loss) on sale of assets, depreciation and amortization and non-cash stock-based compensation. EBITDA as adjusted means broadcast cash flow less corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation and gain (loss) on sale of assets. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash gain (loss) on sale of assets, non-cash depreciation and amortization and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that our investors should use these measures because they may provide a better comparability of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our syndicated bank credit facility, where EBITDA as adjusted is referred to as “consolidated adjusted EBITDA”. Under our syndicated bank credit facility, our ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA may not exceed 7.5 to 1 on a pro forma basis for the prior full four quarters. The actual ratios of net indebtedness to consolidated adjusted EBITDA were as follows (in each case as of December 31): 2005, 5.3 to 1; 2004, 5.8 to 1; 2003, 5.4 to 1. We entered into our new syndicated bank credit facility in September 2005 so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. For a reconciliation of each of broadcast cash flow and EBITDA as adjusted to net income (loss), their most directly comparable GAAP financial measure, please see page 42.

Cash Flow

Net cash flow provided by operating activities decreased to $35.9 million for the year ended December 31, 2005 from $52.6 million for the year ended December 31, 2004. Net cash flow provided by operating activities increased to $52.6 million for the year ended December 31, 2004 from $40.5 million for the year ended December 31, 2003.

Net cash flow used in investing activities was $40.9 million for the year ended December 31, 2005 compared to net cash flow provided by investing activities of $0.8 million for the year ended December 31, 2004. During the year ended December 31, 2005, we spent $39.8 million on net capital expenditures and acquisition of intangibles and $1.1 million on deposits for acquisitions.

Net cash flow provided by financing activities was $23.6 million for the year ended December 31, 2005 compared to net cash flow used in financing activities of $26.3 million for the year ended December 31, 2004. During the year ended December 31, 2005, we made debt payments and paid related debt costs of $477.7 million, received $500 million from our new syndicated bank credit facility and received net proceeds of $1.3 million from the exercise of stock options issued under our 2000 Omnibus Equity Incentive Plan and from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

During 2006, we anticipate that our maintenance capital expenditures will be approximately $13 million. In addition to our maintenance capital expenditures, we anticipate that our digital television capital expenditures will be approximately $7 million. We anticipate paying for these capital expenditures out of net cash flow from operations.

As part of the mandated transition from analog to digital television, full-service television station owners may be required to stop broadcasting analog signals and to relinquish one of their paired analog-digital channels to the FCC at the end of 2006, if the market penetration of digital television receivers reaches certain congressionally-mandated levels by that time. We currently expect that the cost to complete construction of digital television facilities for all of our full-service television stations, which we are required to complete by July 1, 2006, will be approximately $7 million. In addition, we are required to broadcast separate digital and analog signals throughout this transition period. We currently anticipate that the incremental costs of broadcasting in digital and analog, including additional rent and higher electricity expense, will be approximately $1 million in 2006. We intend to finance the conversion to digital television out of net cash flow from operations.

The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions.

We continually review, and are currently reviewing, opportunities to acquire additional television and radio stations, as well as other broadcast or media opportunities targeting the Hispanic market in the United States. We expect to finance any future acquisitions through funds generated from operations, borrowings under our syndicated bank credit facility and additional debt and equity financing. Any additional financing, if needed, might not be available to us on reasonable terms or at all. Any failure to raise capital when needed could seriously harm our business and our acquisition strategy. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our existing stockholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our Class A common stock.

Commitments and Contractual Obligations

We have agreements with certain media research and ratings providers, expiring at various dates through December 2010, to provide television and radio audience measurement services. We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through December 2025.

Our material contractual obligations at December 31, 2005 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Syndicated bank credit facility and other borrowings	$506,602	$6,333	$12,267	$12,002	$476,000
Media research and ratings providers (1)	27,728	9,356	9,271	9,101	—
Operating leases and other material contractual obligations (1) (2)	72,685	11,272	16,801	13,012	31,600

Total contractual obligations	$607,015	$26,961	$38,339	$34,115	$507,600

(1)	Does not include month-to-month leases.
(2)	Does not include estimated contractual obligations of interest expense. Please refer to “Syndicated Bank Credit Facility” above for interest terms.

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

Other

On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase

Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. Since the inception of the Employee Stock Purchase Plan through December 31, 2005, 445,775 shares have been purchased.

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

For goodwill, the impairment evaluation includes a comparison of the carrying value of each reporting unit (including goodwill) to that reporting unit’s fair value. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference.

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

Deferred Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. We have recorded a $58 million tax benefit for net operating losses that are expected to offset future taxable income. Our net operating loss benefits will expire from 2011 to 2025. In order to realize the value of those assets, we would need to generate an aggregate of approximately $166 million of taxable income prior to their expiration. We currently estimate that we will recognize adequate taxable income over the next five to ten years sufficient to realize the value of these assets. We estimate taxable income will be significant in 2006 as a result of our sale of radio assets in the San Francisco/San Jose market. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider future taxable income, resolution of tax uncertainties and prudent and feasible tax planning strategies. If we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made.

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue for outdoor advertising space is recognized ratably over the term of the contract, which is typically less than 12 months. Revenue contracts with advertising agencies are recorded at an amount that is net of the commission retained by the agency. Revenue from contacts directly with the advertisers is recorded at gross. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

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

Derivative Instruments

SFAS No. 133 requires us to recognize all of our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. In September 2005, we entered into three interest rate swap agreements with a $500 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. As of December 31, 2005, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, the increase in fair value is classified as a reduction of interest expense on our statements of operations. For the year ended December 31, 2005, we recognized a reduction of $3.8 million in interest expense related to the increase in fair value of the interest rate swap agreements.

Additional Information

For additional information on our significant accounting policies, please see Note 2 to Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncement

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

SFAS No. 123R was issued in December 2004 and will be effective for us in the first quarter of 2006. As a result of outstanding unvested options, we anticipate non-cash stock-based compensation of approximately $1.6 million will be recorded in direct operating expense, selling, general and administrative expense and corporate expense as a result of our adoption of SFAS No. 123R in 2006. The impact of SFAS No. 123R on us in 2006 and beyond will depend upon various factors, including our future compensation strategy. The pro forma compensation costs presented in the table in Note 1 to our consolidated financial statements and in prior filings for us have been calculated using the Black-Scholes option pricing model and may not be indicative of the expense in future periods. The 2005 pro forma compensation cost includes the impact of accelerating the vesting of certain unvested options. In the prior years pro forma compensation costs we recorded forfeitures when occurred while under SFAS No. 123R, we will be required to estimate a forfeiture rate.

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

Radio

We engaged an independent appraiser experienced in valuing radio broadcast properties to conduct an appraisal of the fair value of our radio reporting unit. The appraiser combined radio properties into market clusters and used two different discounted cash flow models for their valuation. In markets where we had mature stations with established cash flows, the model was based on our actual historical results and expected future cash flows. In markets where stations were not mature and did not have established cash flows, the model was based on the station’s projected ability to serve its market based on its signal coverage of the market. Based on the assumptions and projections included in the appraiser’s analysis, the appraiser concluded that our radio reporting unit’s fair value exceeded its carrying value as of October 1, 2005.

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

Outdoor

We engaged an independent appraiser experienced in valuing advertising properties to conduct an appraisal of the fair value of our outdoor reporting unit. The appraiser relied primarily on a discounted cash flow model for its valuation and confirmed their valuation with an analysis of comparable sales. As a result of that valuation we believed that the estimated fair value of the outdoor reporting unit was below its carrying value by $45 million, suggesting potential impairment. Since we had an indicator of potential impairment, as required under SFAS No. 142 we allocated the fair value of the entire outdoor reporting unit among its components, which consist primarily of fixed assets, customer list and goodwill based on the appraisal. After allocating the estimated fair value to the components, the implied fair value of the goodwill component exceeded its carrying value, so we determined that there is no impairment of goodwill.

We then evaluated the fixed assets and customer list of our outdoor reporting unit in accordance with SFAS No. 144, as they are classified as long-lived assets. As required under SFAS No. 144, we compared the outdoor reporting unit’s undiscounted cash flows to the carrying value of all of the reporting unit’s assets. We determined that the sum of its projected undiscounted cash flows, including the estimated value of our billboards, exceeded the carrying value of the reporting unit’s assets, resulting in the recovery of its value and no impairment of the long-lived assets.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2005. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Off-Balance Sheet Arrangements

We have entered into three interest rate swap agreements covering an aggregate of $500 million of the outstanding balance under our syndicated bank credit facility, described more fully in Item 7A below. We have a participation agreement with UPN that grants UPN a 20% interest in the appreciation of XUPN-TV above $35 million and an affiliation agreement with Telemundo that grants Telemundo a 20% interest in the appreciation of XHAS-TV above $31 million, plus capital expenditures and certain other adjustments, upon certain liquidity events as defined in the agreements. We do not have any majority-owned subsidiaries or any interests in, or relationships with, any material variable-interest entities that are not included in the consolidated financial statements. Except for the items discussed above, we do not have any off-balance sheet financing arrangements or liabilities other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees.

The carrying amount of our interest rate swap agreements are recorded at fair market value and any changes to the value are recorded as an increase or decrease in interest expense. The fair market value of each interest rate swap agreement is determined by estimating the future discounted cash flows of any future payments that may be made under such agreement.

We have converted our variable rate term loan into a fixed rate obligation at December 31, 2005. However, we expect that our term loan amounts will exceed the notional amounts of the interest rate swap agreements. If principal payments are made in accordance with their contractual terms, a 2% increase in the variable interest rate of our syndicated bank credit facility would be expected to increase interest expense on our term loan facility by approximately $0.5 million. If the future interest yield curve decreases the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases the fair value of the interest rate swap agreements will increase and interest expense will decrease.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. Under our syndicated bank credit facility, if we exceed certain leverage ratios we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes.

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.03% at December 31, 2005. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of December 31, 2005, we had $500 million of bank debt outstanding. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

In September 2005, we entered into three interest rate swap agreements with a $500 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These interest rate swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes the margin of 1.50%. We expect that as the notional amount of our interest rate swap agreements decline, our term loan amounts will exceed the notional amounts of our interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of December 31, 2005, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, changes in their fair values are reflected currently in earnings. At December 31, 2005, the fair value of the interest rate swap agreements was $3.8 million and is classified as other assets on our balance sheet. For the year ended December 31, 2005, we recognized a reduction of $3.8 million in interest expense related to the increase in fair value of the interest rate swap agreements.

We have converted our variable rate term loan into a fixed rate obligation at December 31, 2005. However, we expect that our term loan amounts will exceed the notional amounts of the interest rate swap agreements. If principal payments are made in accordance with their contractual terms, a 2% increase in the variable interest rate of our syndicated bank credit facility would be expected to increase interest expense on our term loan facility by approximately $0.5 million. If the future interest yield curve decreases the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases the fair value of the interest rate swap agreements will increase and interest expense will decrease.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

Additionally, there have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Entravision Communications Corporation

Santa Monica, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Entravision Communications Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Entravision Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Entravision Communications Corporation maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Entravision Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework, issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entravision Communications Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion.

Pasadena, California
March 14, 2006

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and matters pertaining to our corporate governance policies and procedures are set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Directors” and “Corporate Governance” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders scheduled to be held on May 25, 2006. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid to and services performed by our independent accountants is set forth in “Proposal 2—Ratification of Appointment of Independent Auditor” under the caption “Audit and Other Fees” in the proxy statement. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements

The consolidated financial statements contained herein are as listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

2. Financial Statement Schedules

Not applicable.

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description
2.1(1)	Asset Purchase Agreement dated as of July 25, 2005 by and among Entravision Holdings, LLC, Entravision Communications Corporation, Univision Radio License Corporation and Univision Communications Inc.

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2*	Third Amended and Restated Bylaws, as adopted on December 9, 2005

10.1(3)†	2000 Omnibus Equity Incentive Plan

10.2(4)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(3)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(1)†	Employment Agreement effective as of August 1, 2005 by and between the registrant and Walter F. Ulloa

10.5(1)†	Employment Agreement effective as of August 1, 2005 by and between the registrant and Philip C. Wilkinson

10.6(5)†	Employment Agreement effective as of January 1, 2004 by and between the registrant and Jeffery A. Liberman

10.7(6)†	Form of Indemnification Agreement for officers and directors of the registrant

10.8(3)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.9(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.10(1)	Letter Agreement regarding registrations rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.11(3)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.12(7)	First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

Exhibit Number	Exhibit Description
10.13*	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.14(8)	Limited Liability Company Agreement of Lotus/Entravision Reps LLC dated as of August 10, 2001

10.15*†	Executive Employment Agreement effective as of December 1, 2005 by and between the registrant and John F. DeLorenzo

10.16(9)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.17(9)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.18(2)†	2004 Equity Incentive Plan

10.19(4)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.20(4)†	Letter Agreement dated February 14, 2006 regarding terms of employment of Christopher T. Young

10.21(4)†	Summary of Non-Employee Director Compensation

10.22(2)	Share Repurchase Agreement, dated as of June 25, 2004, by and between Entravision Communications Corporation and TSG Capital Fund III, L.P.

10.23(1)	Credit and Guaranty Agreement dated as of September 29, 2005 among Entravision Communications Corporation, certain subsidiaries of Entravision Communications Corporation, as Guarantors, Goldman Sachs Credit Partners L.P., Union Bank of California, N.A., Citigroup Global Markets Inc., Wachovia Bank, National Association, Harris Nesbitt, National City Bank and the lenders party thereto

21.1*	Subsidiaries of the registrant

23.1*	Consent of Independent Accountants

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(3)	Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.
(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(5)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.
(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(8)	Incorporated by reference from our Registration Statement on Form S-3, No. 333-81652, filed with the SEC on January 30, 2002, as amended by Post-Effective Amendment No. 1 thereto, filed with the SEC on February 25, 2002.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 16, 2006

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

Signature	Title	Date

/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 16, 2006

/s/ PHILIP C. WILKINSON Philip C. Wilkinson	President, Chief Operating Officer and Director	March 16, 2006

/s/ JOHN F. DELORENZO John F. DeLorenzo	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2006

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 16, 2006

/s/ DARRYL B. THOMPSON Darryl B. Thompson	Director	March 16, 2006

/s/ MICHAEL S. ROSEN Michael S. Rosen	Director	March 16, 2006

/s/ ESTEBAN E. TORRES Esteban E. Torres	Director	March 16, 2006

/s/ JESSE CASSO, JR. Jesse Casso, Jr.	Director	March 16, 2006

ENTRAVISION COMMUNICATIONS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Entravision Communications Corporation

Santa Monica, California

We have audited the consolidated balance sheets of Entravision Communications Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Entravision Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Entravision Communications Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of Entravision Communication Corporation’s internal control over financial reporting.

Pasadena, California

March 14, 2006

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(In thousands, except share and per share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$65,610	$46,969
Trade receivables (including related parties of $14 and $56), net of allowance for doubtful accounts of $5,073 and $5,332	61,215	52,568
Assets held for sale	69,454	—
Deferred income taxes	36,500	—
Prepaid expenses and other current assets (including related parties of $691 and $576)	7,164	5,271

Total current assets	239,943	104,808
Property and equipment, net	152,114	163,926
Intangible assets subject to amortization, net (including related parties of $37,122 and $39,443)	108,532	128,347
Intangible assets not subject to amortization	843,332	886,242
Goodwill	385,833	385,977
Other assets (including related parties of $0 and $166)	13,405	20,412

Total assets	$1,743,159	$1,689,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$6,333	$1,993
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $2,802 and $2,416)	35,110	29,153

Total current liabilities	41,561	31,264
Long-term debt, less current maturities (including related parties of $5,000 and $6,000)	500,269	480,983
Other long-term liabilities	3,760	3,719
Deferred income taxes	168,636	136,074

Total liabilities	714,226	652,040

Commitments and contingencies (note 8 and 12)

Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2005 59,770,587; 2004 59,568,943	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2005 and 2004 27,678,533	3	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2005 and 2004 36,926,600	4	4
Additional paid-in capital	1,185,312	1,184,394
Accumulated deficit	(156,392)	(146,735)

	1,028,933	1,037,672
Treasury stock, Class A common stock, $0.0001 par value, 2005 and 2004 5,101 shares	—	—

Total stockholders’ equity	1,028,933	1,037,672

Total liabilities and stockholders’ equity	$1,743,159	$1,689,712

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2005, 2004 and 2003

(In thousands, except share and per share data)

	2005	2004	2003
Net revenue (including related parties of $605, $1,301 and $1,219)	$280,964	$259,053	$237,956

Expenses:
Direct operating expenses (including related parties of $11,514, $11,961 and $11,560)	120,285	112,574	106,961
Selling, general and administrative expenses	51,526	49,770	50,091
Corporate expenses (including related-party reimbursements of $0, $0 and $2,000)	16,745	16,779	14,298
Loss (gain) on sale of assets	—	(3,487)	945
Non-cash stock-based compensation (includes direct operating of $0, $0 and $113; selling, general and administrative of $0, $0 and $149; and corporate of $1,221, $133 and $920)	1,221	133	1,182
Depreciation and amortization (includes direct operating of $41,104, $37,410 and $37,088; selling, general and administrative of $4,402, $4,338 and $5,128; and corporate of $905, $1,047 and $1,468)(including related parties of $2,320, $2,320 and $2,320)	46,411	42,795	43,684

	236,188	218,564	217,161

Operating income	44,776	40,489	20,795
Interest expense (including related parties of $373, $436 and $901)	(29,848)	(28,282)	(26,892)
Interest income	966	456	145
Loss on debt extinguishment	(27,969)	—	—

Income (loss) before income taxes	(12,075)	12,663	(5,952)
Income tax (expense) benefit	2,338	(7,044)	(968)

Income (loss) before equity in net earnings of nonconsolidated affiliates	(9,737)	5,619	(6,920)
Equity in net earnings of nonconsolidated affiliates	80	24	316

Income (loss) before discontinued operations	(9,657)	5,643	(6,604)
Gain on disposal of discontinued operations net of tax $0, $350 and $6,300	—	521	9,346
Loss from discontinued operations, net of tax $0, $0 and $(13)	—	—	(475)

Net income (loss)	(9,657)	6,164	2,267
Accretion of preferred stock redemption value	—	(15,913)	(11,348)

Net loss applicable to common stockholders	$(9,657)	$(9,749)	$(9,081)

Basic and diluted earnings per share:
Net loss per share from continuing operations applicable to common stockholders	$(0.08)	$(0.10)	$(0.16)
Net income per share from discontinued operations	$—	$0.00	$0.08

Net loss per share applicable to common stockholders, basic and diluted	$(0.08)	$(0.09)	$(0.08)

Weighted average common shares outstanding, basic and diluted	124,293,792	105,758,136	112,611,511

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2003, 2004 and 2005

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

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years ended December 31, 2003, 2004 and 2005

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

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years ended December 31, 2003, 2004 and 2005

(In thousands, except share data)

	Series A Mandatorily Redeemable Preferred Stock		Series U Convertible Preferred Stock		Number of Common Shares
	Shares	Amount	Shares	Amount	Class A	Class B	Class C	Class U	Treasury Stock
Balance, December 31, 2004	—	$—	—	$—	59,568,943	27,678,533	—	36,926,600	5,101
Issuance of common stock upon exercise of stock options	—	—	—	—	78,125	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	123,519	—	—	—	—
Stock options granted to non-employees	—	—	—	—	—	—	—	—	—
Net loss for the year ended December 31, 2005	—	—	—	—	—	—	—	—	—

Balance, December 31, 2005	—	$—	—	$—	59,770,587	27,678,533	—	36,926,600	5,101

	Common Stock				Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
	Class A	Class B	Class C	Class U
Balance, December 31, 2004	$6	$3	$—	$4	$1,184,394	$—	$(146,735)	$1,037,672
Issuance of common stock upon exercise of stock options	—	—	—	—	557	—	—	557
Issuance of common stock under employee stock purchase plan	—	—	—	—	840	—	—	840
Stock options granted to non-employees, net of options reclassified as liabilities	—	—	—	—	(479)	—	—	(479)
Net loss for the year ended December 31, 2005	—	—	—	—	—	—	(9,657)	(9,657)

Balance, December 31, 2005	$6	$3	$—	$4	$1,185,312	$—	$(156,392)	$1,028,933

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(9,657)	$6,164	$2,267
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,411	42,795	43,684
Deferred income taxes	(3,748)	5,647	5,813
Amortization of debt issue costs	1,888	2,914	2,104
Amortization of syndication contracts	72	280	555
Equity in net earnings of nonconsolidated affiliates	(80)	(24)	(316)
Non-cash stock-based compensation	1,221	133	1,182
Gain on sale of media properties and other assets	—	(4,008)	(8,401)
Loss on debt extinguishment	9,581	—	—
Change in fair value of interest rate swap agreements	(3,750)	—	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(8,267)	(2,910)	(485)
Decrease (increase) in prepaid expenses and other assets	(2,254)	26	(7,466)
Increase in accounts payable, accrued expenses and other liabilities	4,523	1,580	1,078
Effect of discontinued operations	—	—	483

Net cash provided by operating activities	35,940	52,597	40,498

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	44	41,455	18,348
Purchases of property and equipment and intangibles	(39,880)	(23,338)	(122,853)
Purchase of a business	—	(17,592)	—
Deposits on acquisitions	(1,088)	—	—
Effect of discontinued operations	—	—	10
Distribution from nonconsolidated affiliate	—	300	—

Net cash provided by (used in) investing activities	(40,924)	825	(104,495)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,347	1,081	1,021
Principal payments on long-term debt	(476,125)	(229,151)	(31,571)
Repurchase of Series A preferred stock	—	(128,182)	—
Proceeds from borrowing on long-term debt	500,000	334,302	103,000
Payments of deferred debt and offering costs	(1,597)	(4,309)	(848)

Net cash provided by (used in) financing activities	23,625	(26,259)	71,602

Net increase in cash and cash equivalents	18,641	27,163	7,605

Cash and cash equivalents:
Beginning	46,969	19,806	12,201

Ending	$65,610	$46,969	$19,806

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$29,575	$25,183	$24,787

Income taxes	$1,410	$1,398	$1,699

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$47	$911	$942
Intangibles included in current and long-term liabilities	$326	$—	$—
Note receivable from disposal of discontinued operations	$—	$—	$1,900
Issuance of Class A common shares for:
Partial payment for Big City Radio stations	$—	$—	$37,785
Tax benefit of exercise of options granted in business combinations	$—	$—	$23

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter, individually and collectively, the “Company”) is a diversified Spanish-language media company utilizing a combination of television, radio and outdoor operations to reach Hispanic consumers in the United States. The Company’s management has determined that the Company operates in three reportable segments, based upon the type of advertising medium, which consist of television broadcasting, radio broadcasting and outdoor advertising. As of December 31, 2005, the Company operates 45 television stations located primarily in the Southwestern United States, consisting primarily of Univision Communications Inc. (“Univision”) affiliated stations. Radio operations consist of 54 operational radio stations, 41 FM and 13 AM, in 21 markets located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. The Company’s outdoor operations consist of approximately 10,600 billboards located primarily in Los Angeles and New York.

Discontinued Operations

On July 3, 2003, the Company sold substantially all of the assets and certain specified liabilities related to its publishing segment to CPK NYC, LLC for aggregate consideration of approximately $19.9 million. The Company’s consolidated financial statements for 2003 and related disclosures have been adjusted to reflect the publishing operations as discontinued operations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144 (see Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment in Nonconsolidated Affiliates

Except for a variable interest entity, the Company accounts for its investment in its less than majority-owned investees using the equity method under which the Company’s share of the net earnings is recognized in the Company’s statement of operations. Condensed financial information is not provided, as these operations are not considered to be significant.

Variable Interest Entity

The Company has consolidated an entity for which the cash flows are expected to be disproportionate to the ownership. Total net assets of the entity at December 31, 2005, were approximately $1.6 million and results of operations are not significant.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s operations are affected by numerous factors, including changes in audience acceptance (i.e., ratings), priorities of advertisers, new laws and governmental regulations and policies and technological

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

advances. The Company cannot predict if any of these factors might have a significant impact on the television, radio and outdoor advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, fair values of derivative instruments, deferred income taxes and the purchase price allocations used in the Company’s acquisitions.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Long-lived Assets and Assets Held for Sale, Including Intangibles Subject to Amortization

Property and equipment are recorded at cost. Depreciation and amortization are provided using accelerated and straight-line methods over their estimated useful lives (see Note 5). The Company periodically evaluates assets to be held and used and long-lived assets held for sale, when events and circumstances warrant such review. Depreciation is not recorded for assets once the assets are classified as assets held for sale. The Company’s intent to use or dispose of assets is subject to re-evaluation and can change over time.

Intangible assets subject to amortization are amortized on a straight-line method over their estimated useful lives (see Note 4). Favorable leasehold interests and pre-sold advertising contracts are amortized over the term of the underlying contracts. Deferred debt costs are amortized over the life of the related indebtedness using the effective interest method.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2005, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $1.7 million, $2.8 million and $4.3 million for the years ended December 31, 2005, 2004 and 2003,

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. The net charge off of bad debts aggregated $2.1 million, $2.9 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The carrying amount of the Company’s interest rate swap agreements are recorded at fair market value and any changes to the value are recorded as an increase or decrease in interest expense. The fair market value of each interest rate swap agreement is determined by estimating the future discounted cash flows of any future payments that may be made under such agreement.

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For all derivative instruments held in 2005, the changes of fair value have been recorded in earnings. The Company does not enter into derivative instruments for speculation or trading purposes.

Off-balance Sheet Financings and Liabilities

Other than lease commitments, legal contingencies incurred in the normal course of business, appreciation right agreements, employment contracts for key employees and the interest rate swap agreements (see Notes 6, 8 and 12), the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material variable-interest entities that are not included in the consolidated financial statements.

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $1.4 million, $1.4 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Costs

Amounts incurred for legal costs that pertain to loss contingencies are expensed as incurred.

Repairs and Maintenance

All costs associated with repairs and maintenance are expensed as incurred.

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue for outdoor advertising space is recognized ratably over the term of the contract, which is typically less than 12 months. Revenue for contracts with advertising agencies is recorded at an amount that is net of the commission retained by the agency. Revenue from contracts directly with the advertisers is recorded at gross. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

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

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $2.3 million, $2.3 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Trade costs were approximately $1.5 million, $2.0 million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and loss per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the years ended December 31 2005, 2004 and 2003, (in thousands, except per share data):

	2005	2004	2003
Net loss applicable to common stockholders
As reported	$(9,657)	$(9,749)	$(9,081)
Less total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(20,609)	(9,707)	(10,843)

Pro forma	$(30,266)	$(19,456)	$(19,924)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.08)	$(0.09)	$(0.08)

Pro forma	$(0.24)	$(0.18)	$(0.18)

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

The Compensation Committee’s decision to accelerate the vesting of the Accelerated Options was based upon the issuance by the Financial Accounting Standards Board (“FASB”) of SFAS No. 123R, which will require the Company to record compensation expense for unvested stock options beginning January 1, 2006. The Compensation Committee believes that the acceleration of vesting of these “out-of-the-money” stock options will reduce the Company’s compensation charges by $4.6 million, $3.9 million, $1.9 million and $0.1 million for the years ended December 31, 2006, 2007, 2008 and 2009, respectively. In addition, the Compensation Committee believes that these “out-of-the-money” stock options currently have limited economic value and are not achieving their original objectives of incentive compensation and employee retention because the exercise price is currently in excess of the market price of the Company’s Class A common stock.

The acceleration of vesting of the approximately 0.3 million Accelerated Options granted to non-employees accelerated approximately $0.6 million of non-cash stock-based compensation expense into the fourth quarter of 2005 that otherwise would have been recognized over the next four years.

Beginning in the first quarter of 2006, the Company will adopt SFAS No. 123R, “Share-Based Payment.” See “Recently Issued Accounting Pronouncement” below.

Loss Per Share

Basic loss per share is computed as net loss less accretion of preferred stock redemption value, premium paid on early redemption and accrued dividends on Series A mandatorily redeemable convertible preferred stock

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

divided by the weighted average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and convertible securities.

For the years ended December 31, 2005, 2004 and 2003, all dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on loss per share. For the year ended December 31, 2005, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted loss per share if their effect was not antidilutive is as follows: 190,681 equivalent shares of stock options and shares purchased under the Employee Stock Purchase Plan. For the year ended December 31, 2004, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is as follows: 350,010 equivalent shares of stock options and shares purchased under the Employee Stock Purchase Plan. The Company had 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock, which would result in an additional 5,865,102 shares for diluted earnings per share if their effect was not antidilutive for the years ended December 31, 2004 and 2003.

As discussed in Note 9 below, the Series U preferred stock held by Univision was converted into shares of the Company’s new Class U common stock on July 1, 2004. If the Series U preferred stock had been treated as common stock outstanding since January 1, 2004, the basic weighted average common shares outstanding would have been 124,120,544 for the year ended December 31, 2004. The basic net loss per share would have changed from $(0.09) to $(0.08) for the year ended December 31, 2004.

Comprehensive Income

For the years ended December 31, 2005, 2004 and 2003, the Company had no components of comprehensive income.

Recently Issued Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that the measurement of all share-based payment transactions, including grants of employee stock options and stock purchased through an employee stock purchase plan, be recognized in the financial statements using a fair value-based method.

SFAS No. 123R was issued in December 2004 and will be effective in the first quarter of 2006. As a result of outstanding unvested options, the Company anticipates non-cash stock-based compensation of approximately $1.6 million will be recorded in direct operating expense, selling, general and administrative expense and corporate expense as a result of the Company’s adoption of SFAS No. 123R in 2006. The Company currently anticipates applying SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and for awards modified, cancelled or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS No. 123.

The impact of SFAS No. 123R on the Company in 2006 and beyond will depend upon various factors, including its future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using the Black-Scholes option pricing model and may not be indicative of the expense in future periods. In the prior years’ pro forma compensation costs, the Company recorded forfeitures when incurred, while under SFAS No. 123R, the Company will be required to estimate a forfeiture rate.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the years ended December 31, 2005, 2004 and 2003, the Company made the material acquisitions discussed in the following paragraphs, some of which were asset acquisitions and did not constitute a business. All business acquisitions have been accounted for as purchase business combinations with the operations of the businesses included subsequent to their acquisition dates. The allocation of the respective purchase prices is generally based upon independent appraisals and or management’s estimates of the discounted future cash flows to be generated from the media properties for intangible assets, and replacement cost for tangible assets. Deferred income taxes are provided for temporary differences based upon management’s best estimate of the tax basis of acquired assets and liabilities that will ultimately be accepted by the applicable taxing authority.

2005 Acquisitions

In February 2005, the Company acquired the assets of radio station KAIQ-FM in the Lubbock, Texas market for approximately $1.7 million. Also in February 2005, the Company acquired the assets of television stations KVTF-CA and KTFV-CA in the McAllen, Texas market and television station KETF-CA in the Laredo, Texas market, for an aggregate of approximately $3.8 million.

In June 2005, certain of the Company’s Mexican affiliates acquired all of the outstanding capital stock of the television licensee of XHRIO-TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to such station, for an aggregate of approximately $13.2 million. In August 2005, XHRIO-TV was launched as a Fox affiliate in that market. The acquisition will be treated as an asset acquisition for income tax purposes.

The Company evaluated the transferred set of activities, assets, inputs, outputs and processes in each of these acquisitions and determined that none of these acquisitions constituted a business.

2004 Acquisitions

In September 2004, the Company acquired all of the outstanding capital stock of Diamond Radio, Inc., the owner and operator of radio station KBMB-FM in the Sacramento, California market for an aggregate purchase price of $17.6 million. The Company evaluated the transferred set of activities, assets, inputs, outputs and processes associated with this acquisition and determined that it constituted a business. As such, the Company accounted for this acquisition as a business combination in accordance with SFAS No. 141. The Company expects to achieve efficiencies through economies of scale and an increased presence in the Sacramento market, which supported its recorded value of goodwill.

The only change in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 is $6.4 million from the acquisition described above. This increase in goodwill is not expected to be deductible for income tax purposes.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Purchase Price Allocations of Acquisitions

The following is a summary of the purchase price allocation for the Company’s 2005, 2004 and 2003 acquisitions of assets and businesses (in millions):

	2005	2004	2003
Current and other assets, net of cash acquired	$—	$0.6	$—
Property and equipment	1.4	0.4	1.8
Intangible assets	17.3	22.8	142.2
Current and other liabilities	—	(0.1)	—
Deferred income taxes	—	(6.1)	—
Issuance of common stock	—	—	(37.8)
Less cash deposits from prior year	—	—	(1.0)

Net cash paid	$18.7	$17.6	$105.2

Intangible assets acquired in connection with the 2005 acquisitions are non-amortizable FCC licenses and concessions.

2004 Dispositions

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

Discontinued Operations

On July 3, 2003, the Company sold substantially all of the assets and certain specified liabilities related to its publishing segment to CPK NYC, LLC for aggregate consideration of approximately $19.9 million. In the

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sale, the Company received $18.0 million in cash and an unsecured, subordinated promissory note in the principal amount of $1.9 million. The note bears interest at a rate of 8.0% per annum compounded annually, and all principal and accrued interest on the note are due and payable on July 3, 2008. The Company used the cash proceeds from this disposition to repay a portion of the indebtedness then outstanding under its syndicated bank credit facility.

As a result of the Company’s decision to sell its publishing segment, the Company’s consolidated financial statements for all periods presented and related disclosures have been adjusted to reflect the publishing operations as discontinued operations in accordance with SFAS No. 144. The Company has not made any allocation of interest expense or corporate expense to discontinued operations.

Summarized statements of operations data for the years ended December 31 2005, 2004 and 2003 consists of (in thousands):

	2005	2004	2003
Net revenue	$—	$—	$9,983
Net income from discontinued operations	—	521	8,871

Transactions Completed in 2006

In January 2006, the Company sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. The full amount of the purchase price was paid in the form of 12,573,871 shares of the Company’s Class U common stock held by Univision based on the ten day volume weighted average share price of $7.1577 between December 15, 2005 and December 29, 2005. The assets held for sale do not constitute a component set under SFAS No. 144, therefore there is no presentation of discontinued operations.

The assets in the San Francisco/San Jose, California market are classified as assets held for sale and are no longer being depreciated or amortized. Summarized balance sheet data as of December 31, 2005 is as follows (in millions):

Property and equipment, net	$1.8
Land	4.9
Other intangibles subject to amortization, net	2.5
FCC licenses not subject to amortization	60.3

$69.5

In February 2006, the Company acquired the assets of television stations KTIZ-LP, KSFE-LP, KLIA-LP and KFTN-LP in the McAllen, Texas market in exchange for the assets of television station KTFV-CA in the McAllen, Texas market and approximately $0.8 million.

The Company evaluated the transferred set of activities, assets, inputs, outputs and processes in this acquisition and disposition and determined that the acquisition and disposition did not constitute a business.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has identified its three operating segments each to be separate reporting units: television broadcasting, radio broadcasting and outdoor advertising. The carrying values of the reporting units are

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

The Company completed its annual goodwill and indefinite life intangible asset impairment evaluations as of October 1, 2005, 2004 and 2003, and has concluded that no impairment exists. Therefore, as a result of these impairment evaluations, no impairment charges were recorded during the years ended December 31, 2005, 2004 and 2003.

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2005 and 2004 is as follows (in thousands):

	Television	Radio	Outdoor	Total
December 31, 2003	$36,299	$282,171	$61,075	$379,545
Acquisition of Diamond Radio, Inc.	—	6,432	—	6,432

December 31, 2004	$36,299	$288,603	$61,075	$385,977
Purchase price allocation adjustment for Diamond Radio, Inc.	—	(144)	—	(144)

December 31, 2005	$36,299	$288,459	$61,075	$385,833

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2005 and 2004 is as follows (in thousands):

	Weighted average remaining life in years	2005			2004
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	16	$62,591	$25,467	$37,124	$62,591	$23,147	$39,444
Customer base	5	136,652	68,968	67,684	136,652	53,927	82,725
Other	8	29,406	25,682	3,724	35,370	29,192	6,178

Total intangible assets subject to amortization		$228,649	$120,117	108,532	$234,613	$106,266	128,347

Intangible assets not subject to amortization:
FCC licenses				802,534			845,444
Time brokerage agreements				40,798			40,798

Total intangible assets not subject to amortization				843,332			886,242

Total intangible assets				$951,864			$1,014,589

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amount of amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $19.2 million, $18.4 million and $19.2 million, respectively. Estimated amortization expense for each of the years ending December 31, 2006 through 2010 is as follows (in thousands):

Estimated Amortization Expense	Amount
2006	$18,200
2007	18,200
2008	18,200
2009	17,500
2010	10,000

5. CONSOLIDATED BALANCE SHEET INFORMATION

Property and Equipment

Property and equipment at December 31, 2005 and 2004 consists of (in millions):

	Estimated useful life (years)	2005	2004
Buildings	39	$105.0	$105.4
Construction in progress	—	9.4	4.2
Transmission, studio and other broadcast equipment	5-15	123.3	113.3
Office and computer equipment	3-7	17.5	18.2
Transportation equipment	5	5.2	4.5
Leasehold improvements and land improvements	Lesser of lease life or useful life	14.1	12.0

		274.5	257.6
Less accumulated depreciation		130.7	106.8

		143.8	150.8
Land		8.3	13.1

		$152.1	$163.9

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2005 and 2004 consist of (in millions):

	2005	2004
Accounts payable	$3.3	$3.4
Accrued payroll and compensated absences	6.6	6.5
Accrued bonuses	1.7	1.3
Professional fees and transaction costs	1.1	0.9
Accrued interest	7.7	5.6
Deferred revenue	3.9	3.2
Accrued national representation fees	1.6	1.8
Other	9.2	8.5

	$35.1	$29.2

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LONG-TERM DEBT

Long-term debt at December 31, 2005 and 2004 is summarized as follows (in millions):

	2005	2004
Syndicated bank credit facility	$500.0	$250.0
8.125% senior subordinated notes, due 2009	—	225.0
Time brokerage contract payable, due in annual installments of $1 million bearing interest at 5.806% through June 2011	6.0	7.0
Other	0.6	1.0

	506.6	483.0
Less current maturities	6.3	2.0

	$500.3	$481.0

The scheduled maturities of long-term debt at December 31, 2005 are as follows (in millions):

Year	Amount
2006	$6.3
2007	6.2
2008	6.1
2009	6.0
2010	6.0
Thereafter	476.0

$506.6

Syndicated Bank Credit Facility

In September 2005, the Company refinanced the former syndicated bank credit facility with a new $650 million senior secured syndicated bank credit facility consisting of a 7 1/2-year $500 million term loan and a 6 1/2-year $150 million revolving facility. The term loan under the new syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under the Company’s former syndicated bank credit facility, (ii) to complete a tender offer for the Company’s previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

The term loan matures in 2013 and is subject to automatic quarterly reductions of $1.25 million starting on January 1, 2006. The revolving facility expires in 2012. The Company’s ability to make additional borrowings under the syndicated bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

The syndicated bank credit facility is secured by substantially all of the Company’s assets, as well as the pledge of the stock of substantially all of the Company’s subsidiaries, including the special purpose subsidiary formed to hold the Company’s FCC licenses.

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.03% at December 31, 2005. The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on leverage covenants. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage. As of December 31, 2005, $500 million was outstanding under the syndicated bank credit facility and $147 million was available under the revolving facility

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for future borrowings. The Company had approximately $3 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings.

The syndicated bank credit facility contains customary events of default. If an event of default occurs and is continuing, the Company might be required to repay all amounts then outstanding under the syndicated bank credit facility. Lenders holding more than 50% of the loans and commitments under the syndicated bank credit facility may elect to accelerate the maturity of loans upon the occurrence and during the continuation of an event of default.

The syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The covenants become increasingly restrictive in the later years of the syndicated bank credit facility. The syndicated bank credit facility also requires the Company to maintain FCC licenses for broadcast properties and contains restrictions on the incurrence of additional debt, the payment of dividends, the making of acquisitions and the sale of assets over a certain limit. Additionally, the Company entered into three interest rate swap agreements because the leverage exceeded certain limits.

The Company can draw on the revolving facility without prior approval for working capital needs and for acquisitions having an aggregate maximum consideration of $25 million or less. Proposed acquisitions are conditioned upon the Company’s delivery to the agent bank of a covenant compliance certificate showing pro forma calculations assuming such acquisition had been consummated and revised revenue projections for the acquired properties. For acquisitions having an aggregate maximum consideration in excess of $100 million, consent is required from lenders holding more than 50% of the loans and commitments under the syndicated bank credit facility.

Derivative Instruments

In September 2005, the Company entered into three interest rate swap agreements with a $500 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes the margin of 1.50%. It is expected that as the notional amount of the interest rate swap agreements decline, the term loan amounts will exceed the notional amounts of the interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of December 31, 2005, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, changes in their fair values are reflected currently in earnings. At December 31, 2005, the fair value of the interest rate swap agreements was $3.8 million and is classified as other assets on the balance sheet.

SFAS No. 133 requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of December 31, 2005, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, the fair value is classified as other assets on the Company’s balance sheet and as a reduction of interest expense on the Company’s statements of operations. For the year ended December 31, 2005, the Company recognized a reduction of $3.8 million in interest expense related to the increase in fair value of the interest rate swap agreements.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004 the Company had four no-fee interest rate swap agreements covering an aggregate of 50% of the outstanding balance under its bank credit facility. Two of the interest rate swap agreements had a notional amount of $82.5 million and the remaining two had a notional amount of $12.5 million. These four no-fee interest rate swap agreements expired or were terminated in 2005.

Senior Subordinated Notes

The Company had senior subordinated notes (“Notes”) in the amount of $225 million that were outstanding at December 31, 2004. The Notes bore interest at 8.125% payable in cash semi-annually, in arrears on March 15 and September 15 each year. The Notes mature on March 15, 2009 and are subordinated to all senior debt. On September 28, 2005, the Company completed a tender offer for all of the Company’s $225 million senior subordinated notes. The purchase price for the senior subordinated notes was $1,057.61 per $1,000 principal amount tendered, which included a consent payment of $20 per $1,000 principal amount tendered, for a total of approximately $238 million.

The loss on debt extinguishment was approximately $28.0 million for the year ended December 31, 2005. The loss on debt extinguishment was primarily attributable to the premium that the Company paid for the completion of the tender offer for the Company’s $225 million senior subordinated notes, the write off of the costs associated with those notes, the write off of the costs associated with the former $400 million syndicated bank credit facility and a charge for a portion of the fees associated with the new $650 million senior secured syndicated bank credit facility.

7. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2005, 2004 and 2003 is as follows (in millions):

	2005	2004	2003
Current
Federal	$—	$—	$—
State	1.6	1.2	1.4
Foreign	0.1	0.2	0.3
Deferred	(4.0)	5.6	(0.7)

	$(2.3)	$7.0	$1.0

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pre-tax income for the years ended December 31, 2005, 2004 and 2003 due to the following (in millions):

	2005	2004	2003
Computed “expected” tax provision (benefit)	$(4.2)	$4.4	$(2.1)
Change in income tax resulting from:
State taxes, net of federal benefit	0.1	2.4	0.8
Non-deductible expenses	0.2	0.2	0.6
Reduction of state net operating loss carryforward	1.3	—	1.5
Other	0.3	—	0.2

	$(2.3)	$7.0	$1.0

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities at December 31, 2005 and 2004 consist of the following (in millions):

	2005	2004
Deferred tax assets:
Accrued expenses	$5.1	$2.2
Accounts receivable	2.0	2.1
Net operating loss carryforward	57.9	45.5
Stock-based compensation	1.1	0.6

	$66.1	$50.4

Deferred tax liabilities:
Intangible assets	$(187.9)	$(172.7)
Property and equipment	(8.8)	(13.8)
Fair value of interest rate swap agreements	(1.5)	—

	(198.2)	(186.5)

	$(132.1)	$(136.1)

Deferred income tax amounts are classified on the balance sheet as follows:

	2005	2004
Current assets	$36.5	$—
Long-term liabilities	(168.6)	(136.1)

	$(132.1)	$(136.1)

No valuation allowance is provided for net operating loss carryforward amounts as management believes it is more likely than not that future taxable income will recover this asset. The Company’s utilization of its available net operating loss carryforwards against future taxable income is restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years. A significant portion of the net operating loss carryforward is expected to be utilized from the sale of appreciated property in 2006.

In addition, at December 31, 2005, the Company has federal net operating loss carryforwards of approximately $166 million available to offset future taxable income expiring in 2011 through 2025.

8. COMMITMENTS

The Company has agreements with certain media research and ratings providers, expiring at various dates through December 2010, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $27.7 million. The annual commitments range from $4.2 million to $9.4 million.

The Company leases facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through November 2050.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s corporate headquarters are located in Santa Monica, California. The Company leases approximately 16,000 square feet of space in the building housing its corporate headquarters under a lease expiring in 2012. The Company also leases approximately 38,000 square feet of space in the building housing its radio network and its outdoor division headquarters in Los Angeles, California, under a lease expiring in 2016.

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

The approximate future minimum lease payments under these operating leases at December 31, 2005 are as follows (in millions):

Amount
2006	$11.1
2007	8.9
2008	7.7
2009	7.2
2010	5.8
Thereafter	31.6

$72.3

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $29.2 million, $27.1 million and $25.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has a related participation agreement that grants UPN a 20% interest in the appreciation of XUPN-TV above $35 million and an affiliation agreement that grants Telemundo a 20% interest in the appreciation of XHAS-TV above $31 million, plus capital expenditures and certain other adjustments, upon certain liquidity events as defined in the agreements. Management has determined that no appreciation liability currently exists.

Employment Agreements

The Company has entered into employment agreements (the “Agreements”) with two executive officers, who are also stockholders and directors, through December 2010. The Agreements provide that a minimum annual base salary and a bonus be paid to each of the executives. The Company accrued approximately $1.2 million, $0.9 million and $0.9 million of bonuses payable to these executives for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, the Agreements provide for a continuation of each executive’s annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Agreements.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. STOCKHOLDERS’ EQUITY

The Second Amended and Restated Certificate of Incorporation of the Company authorizes both common and preferred stock.

Common Stock

The Company’s common stock has three classes, identified as A, B and U. The Class A common stock and Class B common stock have similar rights and privileges, except that the Class B common stock is entitled to ten votes per share as compared to one vote per share for the Class A common stock. Each share of Class B common stock is convertible at the holder’s option into one fully paid and nonassessable share of Class A common stock and is required to be converted into one share of Class A common stock upon the occurrence of certain events as defined in the Second Amended and Restated Certificate of Incorporation.

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

Preferred Stock

The Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001, in one or more series. The Board is authorized to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series as well as any qualifications, limitations or restrictions. As of December 31, 2005 and 2004, the Company had no shares of preferred stock outstanding.

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

The Company had also previously designated 369,266 shares of preferred stock as Series U preferred stock, and all of such shares were issued to Univision in September 2003 in exchange for the shares of the Company’s Class A and Class C common stock that it had previously owned. The Series U preferred stock was mandatorily convertible into common stock when and if the Company created a new class of common stock that generally had the same rights, preferences, privileges and restrictions as the Series U preferred stock (other than the nominal liquidation preference). The Company’s stockholders approved the creation of such a new class of common stock, the Class U common stock described above, during the second quarter of 2004, and the shares of Series U preferred stock held by Univision were converted into 36,926,600 shares of Class U common stock effective as of July 1, 2004 (see Note 11).

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, both the Series A preferred stock and the Series U preferred stock had been retired and the shares issued under such series had resumed the status of authorized but unissued shares of preferred stock.

10. EQUITY INCENTIVE PLANS

On October 6, 2005, the Compensation Committee of the Board of Directors of the Company authorized accelerating the vesting of all of the Company’s outstanding unvested stock options granted under the Company’s 2000 Omnibus Equity Incentive Plan and the 2004 Equity Incentive Plan with an exercise price greater than $7.80 per share. See Note 2—“Stock-based compensation” above.

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

The following is a summary of stock option activity for the years ended December 31, 2005, 2004 and 2003 (in thousands, except exercise price data):

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Number of shares under stock options:
Outstanding at beginning of year	8,911	$11.71	7,788	$12.51	6,924	$13.96
Granted	3,193	7.84	2,450	9.94	1,835	6.93
Exercised	78	6.49	34	6.81	32	8.76
Forfeited	1,057	10.83	1,293	12.78	939	12.49

Outstanding at end of year	10,969	10.75	8,911	11.71	7,788	12.51

Available to grant at end of year	9,250		11,386		2,632

Exercisable at end of year	10,139	$11.07	4,105	$13.63	3,273	$14.71

The following table summarizes information about stock options outstanding at December 31, 2005 (in thousands, except exercise price data and contractual life data):

	Options Outstanding			Options Exercisable
Price Range	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$16.38–16.69	2,564	4.50	$16.50	2,564	$16.50
$ 9.80–12.42	3,903	6.92	10.66	3,903	10.66
$ 6.49–9.43	4,502	8.50	7.55	3,672	7.71

	10,969	7.00	$10.75	10,139	$11.07

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as disclosed in Note 2. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of an option-pricing model. The model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly effects the calculated value.

The Company’s 2005, 2004 and 2003 fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Weighted average fair value of options granted	$4.57	$6.15	$4.48
Expected volatility	55% to 59%	60% to 66%	67% to 72%
Risk free interest rate	3.71% to 4.45%	2.87% to 3.93%	2.27% to 3.37%
Expected lives	6 years	6 years	6 years
Dividend rate	—	—	—

The Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”) provides that the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the ten calendar years beginning in 2002. All of the Company’s employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their compensation withheld to purchase shares during each offering period. The purchase price of the stock is 85% of the lower of the day preceding the beginning-of-period or end-of-period closing market price. There was approximately $0.9 and $0.8 million withheld from employees for the offering periods in each of the years ended December 31, 2005 and 2004, respectively.

Beginning in the first quarter of 2006, the Company will adopt SFAS No. 123R. See Note 2—“Recently Issued Accounting Pronouncement” above.

11. RELATED-PARTY TRANSACTIONS AND SUBSEQUENT EVENTS

At December 31, 2005 Univision owns approximately 30% of the Company’s common stock on a fully-converted basis. In connection with Univision’s merger with Hispanic Broadcasting Corporation (“HBC”) in September 2003, Univision entered into an agreement with the U.S. Department of Justice (“DOJ”), pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of the Company will not exceed 15% by March 26, 2006 and 10% by March 26, 2009.

In January 2006, the Company sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. The full amount of the purchase price was paid in the form of 12,573,871 shares of the Company’s Class U common stock held by Univision based on the ten day volume weighted average share price of $7.1577 between December 15, 2005 and December 29, 2005. Subsequently, in March 2006, the Company repurchased 7 million shares of Class U common stock held by Univision for $51.1 million. These transactions have reduced Univision’s percentage ownership in the Company to approximately 15%, based on the Company’s current capital structure.

Also pursuant to Univision’s agreement with the DOJ, Univision exchanged all 36,926,623 of its shares of the Company’s Class A and Class C common stock that it previously owned (14,943,231 shares of Class A common stock and 21,983,392 shares of Class C common stock) for 369,266 shares of the Company’s Series U

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Univision			Other			Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Trade receivables	$10	$21	$795	$4	$35	$—	$14	$56	$795
Other current assets	—	—	—	691	576	1,650	691	576	1,650
Other assets	—	—	—	—	166	277	—	166	277
Intangible assets subject to amortization, net	37,122	39,443	41,763	—	—	—	37,122	39,443	41,763
Current maturities on long-term debt	—	—	—	1,000	1,000	1,000	1,000	1,000	1,000
Advances payable	—	—	—	118	118	118	118	118	118
Accounts payable	2,027	1,702	2,261	775	714	—	2,802	2,416	2,261
Long-term debt, less current maturities	—	—	—	5,000	6,000	7,000	5,000	6,000	7,000
Net revenue	605	1,301	1,219	—	—	—	605	1,301	1,219
Direct operating expenses (1)	9,304	9,602	8,479	2,210	2,359	3,081	11,514	11,961	11,560
Corporate expense reimbursement	—	—	2,000	—	—	—	—	—	2,000
Amortization	2,320	2,320	2,320	—	—	—	2,320	2,320	2,320
Interest expense	$—	$—	$—	$373	$436	$901	$373	$436	$901

(1)	Consists primarily of national representation fees paid to Univision and Lotus/Entravision Reps LLC.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. SEGMENT DATA

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There were no significant sources of revenue generated outside the United States during the years ended December 31, 2005, 2004 and 2003. There was approximately $18.8 million, $1.8 million and $1.7 million of assets in Mexico at December 31, 2005, 2004 and 2003, respectively.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net Revenue
Television	$146,184	$135,866	$121,221
Radio	100,582	92,239	86,526
Outdoor	34,198	30,948	30,209

Consolidated	280,964	259,053	237,956

Direct operating expenses
Television	58,420	55,498	50,909
Radio	37,775	35,182	35,160
Outdoor	24,090	21,894	20,892

Consolidated	120,285	112,574	106,961

Selling, general and administrative expenses
Television	22,295	21,195	22,903
Radio	24,310	23,615	22,693
Outdoor	4,921	4,960	4,495

Consolidated	51,526	49,770	50,091

Depreciation and amortization
Television	15,485	14,126	14,786
Radio	8,317	7,292	7,798
Outdoor	22,609	21,377	21,100

Consolidated	46,411	42,795	43,684

Segment operating profit (loss)
Television	49,984	45,047	32,623
Radio	30,180	26,150	20,875
Outdoor	(17,422)	(17,283)	(16,278)

Consolidated	62,742	53,914	37,220

Corporate expenses	16,745	16,779	14,298
Loss (gain) on sale of assets	—	(3,487)	945
Non-cash stock-based compensation	1,221	133	1,182

Operating income	$44,776	$40,489	$20,795

Capital expenditures
Television	$14,843	$10,494	$8,799
Radio	3,347	3,311	8,362
Outdoor	1,664	1,767	500

Consolidated	$19,854	$15,572	$17,661

Total assets
Television	$493,904	$420,588	$393,607
Radio	984,559	1,053,754	1,024,911
Outdoor	195,242	215,370	233,767
Assets held for sale (Radio)	69,454	—	34,683

Consolidated	$1,743,159	$1,689,712	$1,686,968

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

Year ended December 31, 2005:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$57,155	$75,109	$75,537	$73,163	$280,964
Net income (loss)	(4,485)	4,231	(12,820)	3,417	(9,657)
Net income (loss) applicable to common stock	(4,485)	4,231	(12,820)	3,417	(9,657)
Net income (loss) per share, basic and diluted	$(0.04)	$0.03	$(0.10)	$0.03	$(0.08)

Year ended December 31, 2004:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$52,048	$68,945	$70,024	$68,036	$259,053
Net income (loss)	(5,225)	5,091	3,689	2,609	6,164
Net income (loss) applicable to common stock	(8,256)	1,978	(6,080)	2,609	(9,749)
Net income (loss) per share, basic and diluted	$(0.09)	$0.02	$(0.05)	$0.02	$(0.09)