Form 10-Q
period 2006-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2006-05-10
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                 Accelerated filer   ☒                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 8, 2006, there were 60,068,188 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 27,678,533 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 17,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors” beginning on page 27 of our Annual Report on Form 10-K for the year ended December 31, 2005.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,219	$65,610
Trade receivables (including related parties of $3 and $14), net of allowance for doubtful accounts of $5,301 and $5,073	51,018	61,215
Assets held for sale	—	69,454
Deferred income taxes	36,500	36,500
Prepaid expenses and other current assets (including related parties of $715 and $691)	7,356	7,164

Total current assets	114,093	239,943
Property and equipment, net	151,607	152,114
Intangible assets subject to amortization, net (included related parties of $36,542 and $37,122)	104,249	108,532
Intangible assets not subject to amortization	843,857	843,332
Goodwill	385,833	385,833
Other assets	22,073	13,405

Total assets	$1,621,712	$1,743,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$6,337	$6,333
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $2,538 and $2,802)	32,157	35,110

Total current liabilities	38,612	41,561
Long-term debt, less current maturities (including related parties of $5,000 and $5,000)	501,943	500,269
Other long-term liabilities	3,910	3,760
Deferred income taxes	175,973	168,636

Total liabilities	720,438	714,226

Commitments and contingencies (note 4)
Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2006 59,884,664; 2005 59,770,587	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2006 and 2005 27,678,533	3	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2006 17,352,729 and 2005 36,926,600	2	4
Additional paid-in capital	1,045,536	1,185,312
Accumulated deficit	(144,273)	(156,392)

	901,274	1,028,933
Treasury stock, Class A common stock, $0.0001 par value, 2006 and 2005 5,101 shares	—	—

Total stockholders’ equity	901,274	1,028,933

Total liabilities and stockholders’ equity	$1,621,712	$1,743,159

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended March, 31
	2006	2005
Net revenue (including related parties of $150 and $150)	$59,919	$57,155

Expenses:
Direct operating expenses (including related parties of $2,453 and $2,355) (including non-cash stock-based compensation of $60 and $0)	28,657	27,305
Selling, general and administrative expenses (including non-cash stock-based compensation of $775 and $38)	12,838	12,706
Corporate expenses (including non-cash stock-based compensation of $675 and $219)	4,907	4,366
Gain on sale of assets	(19,308)	—
Depreciation and amortization (includes direct operating of $9,764 and $9,992; selling, general and administrative of $1,052 and $1,198; and corporate of $207 and $241) (including related parties of $580 and $580)	11,023	11,431

	38,117	55,808

Operating income	21,802	1,347
Interest expense (including related parties of $87 and $102)	(2,493)	(8,181)
Interest income	664	148

Income (loss) before income taxes	19,973	(6,686)
Income tax (expense) benefit	(7,661)	2,362

Income (loss) before equity in net loss of nonconsolidated affiliate	12,312	(4,324)
Equity in net loss of nonconsolidated affiliate (including non-cash stock-based compensation of $116 and $35)	(193)	(161)

Net income (loss) applicable to common stockholders	$12,119	$(4,485)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$0.11	$(0.04)

Weighted average common shares outstanding, basic	109,502,311	124,208,936

Weighted average common shares outstanding, diluted	109,507,016	124,208,936

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$12,119	$(4,485)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,023	11,431
Deferred income taxes	7,337	(2,852)
Amortization of debt issue costs	100	598
Amortization of syndication contracts	—	10
Equity in net loss of nonconsolidated affiliate	193	161
Non-cash stock-based compensation	1,510	257
Gain on sale of media properties and other assets	(19,308)	—
Change in fair value of interest rate swap agreements	(5,374)	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Decrease in accounts receivable	11,677	6,199
Increase in prepaid expenses and other assets	(843)	(1,703)
Decrease in accounts payable, accrued expenses and other liabilities	(6,463)	(6,681)

Net cash provided by operating activities	11,971	2,935

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	3	9
Purchases of property and equipment and intangibles	(6,465)	(8,125)
Deposits on acquisitions	(4,515)	—
Proceeds from collection of note receivable	1,288	—

Net cash used in investing activities	(9,689)	(8,116)

Cash flows from financing activities:
Proceeds from issuance of common stock	736	555
Payments on long-term debt	(6,321)	(32)
Repurchase of Class U common stock	(51,100)	—
Proceeds from borrowings on long-term debt	8,000	—
Excess tax benefits from exercise of stock options	12	—

Net cash provided by (used in) financing activities	(48,673)	523

Net decrease in cash and cash equivalents	(46,391)	(4,658)
Cash and cash equivalents:
Beginning	65,610	46,969

Ending	$19,219	$42,311

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$8,047	$12,335

Income taxes	$408	$490

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$51	$626
Intangibles included in accounts payable, accrued expenses and other liabilities	$614	$—
Sale of San Francisco/San Jose radio station assets in exchange for Class U common stock	$90,000	$—
Exchange of television assets in the McAllen, Texas market	$1,543	$—

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2006

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2006 or any other future period. Certain amounts in our prior period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Related Party

Univision currently owns approximately 15% of the Company’s common stock on a fully-converted basis. In connection with Univision’s merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice (“DOJ”), pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of the Company will not exceed 10% by March 26, 2009.

Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. However, as the holder of all of the Company’s issued and outstanding Class U common stock, Univision currently has the right to approve any merger, consolidation or other business combination involving the Company, any dissolution of the Company and any assignment of the Federal Communications Commission, or FCC, licenses for any of the Company’s Univision-affiliated television stations. Each share of Class U common stock is automatically convertible into one share (subject to adjustment for stock splits, dividends or combinations) of the Company’s Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision.

In January 2006, the Company sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. The full amount of the purchase price was paid in the form of 12,573,871 shares of the Company’s Class U common stock held by Univision based on the ten day volume weighted average share price of $7.1577 between December 15, 2005 and December 29, 2005. The Company realized a gain on sale of $10.5 million, net of tax of $7 million.

In March 2006, the Company repurchased seven million shares of Class U common stock held by Univision for $51.1 million.

Univision provides network compensation and acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended March 31, 2006 and 2005, the amount paid by the Company to Univision in this capacity was $2.1 million and $1.8 million, respectively.

Stock-Based Compensation

Employee Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the 2001 Employee Stock Purchase Plan ( the “Purchase Plan”) based on estimated fair values. Prior to

January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123R. The Company has applied the provisions of SAB 107 in the adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Operations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the three-month period ended March 31, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As stock-based compensation expense recognized in the Company’s results is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to January 1, 2006, the Company accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123 for the related periods.

Upon adoption of SFAS 123R, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term, expected volatility of the underlying stock, risk-free rate, and expected dividends.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”) that allows for a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has elected to adopt the simplified method to establish the beginning balance of the APIC Pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company used the Black-Scholes option pricing model to account for all stock-based compensation plans, including employee stock option plans and the Purchase Plan, using the intrinsic value method in accordance with APB 25 and related Interpretations, as permitted by SFAS 123, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be issued at the measurement date. In accordance with the modified prospective transition method the Company used in adopting SFAS 123R, the results of operations prior to January 1, 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as financing cash flows. For the three-month period ended March 31, 2006, the total excess tax benefits reflected as a financing cash inflow was $12 thousand.

As a result of adopting SFAS 123R, the Company’s operating income, income before income taxes and net income applicable to common stockholders for the three-month period ended March 31, 2006 are $0.5 million, $0.5 million and $0.3 million, respectively, lower than if the Company had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Basic and diluted earnings per share for the three-month period ended March 31, 2006 would not have changed if the Company had not adopted SFAS 123R.

Cash received from options exercised under all share-based payment arrangements for the three-month period ended March 31, 2006 was $0.7 million. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $12 thousand for the three-month period ended March 31, 2006.

Equity Incentive Plans

In May 2004, the Company adopted its 2004 Equity Incentive Plan (“2004 Plan”), which replaced its 2000 Omnibus Equity Incentive Plan (“2000 Plan”). The 2000 Plan had allowed for the award of up to 11,500,000 shares of Class A common stock. The 2004 Plan allows for the award of up to 10,000,000 shares of Class A common stock, plus any grants remaining available at its adoption date under the 2000 Plan. Awards under the 2004 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or stock units. The 2004 Plan is administered by a committee appointed by the Board. This committee determines the type, number, vesting requirements and other features and conditions of such awards. Generally, stock options granted from the 2000 Plan have a contractual term of ten years from the date of the grant and vest over four or five years and stock options granted from the 2004 Plan have a contractual term of ten years from the date of the grant and vest over four years.

The Company has issued stock options to various employees and non-employee directors of the Company in addition to non-employee service providers under both the 2004 Plan and the 2000 Plan.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of stock options granted is the mid-point of the contractual life and the vesting periods of the stock options. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of each stock option granted or modified was estimated using the following weighted-average assumptions:

	Three-Month Period Ended March 31,
	2006	2005
Expected volatility	54%	59%
Risk-free interest rate	4.6%	3.7%
Expected lives	6.25 years	6 years
Dividend rate	0.0	0.0

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	10,969	$10.75
Granted	—	—
Exercised	(44)	7.65
Forfeited or cancelled	(121)	14.72

Outstanding at March 31, 2006	10,804	$10.79	6.49	$7,038

Vested or expected to vest at March 31, 2006	10,679	$10.82	6.49	$6,799

Exercisable at March 31, 2006	9,995	$11.10	6.42	$5,220

The total intrinsic value of options exercised during the three-month period ended March 31, 2006 was $44 thousand.

The status of the Company’s nonvested shares as of March 31, 2006 is summarized as follows (in thousands, except price data):

Nonvested Shares	Number	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	838	$4.14
Granted	—	—
Vested	—	—
Forfeited or cancelled	(29)	4.20

Nonvested at March 31, 2006	809	$4.14

As of March 31, 2006, there was $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Company’s employee stock option plans. The unrecognized compensation cost related to nonvested share-based compensation cost is expected to be recognized over a weighted-average period of 1.4 years.

Stock-based compensation expense related to the Company’s employee stock option plans was $0.5 million for the three-month period ended March 31, 2006.

The following table illustrates the effect on net income and net loss per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three-month period ended March 31, 2005. (in thousands, except per share data):

Three-Month Period Ended March 31, 2005
Net loss applicable to common shareholders
As reported	$(4,485)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,489)

Pro forma	$(6,974)

Net loss per share applicable to common stockholders, basic and diluted
As reported	$(0.04)

Pro forma	$(0.06)

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”) provides that the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the ten calendar years beginning in 2002. All of the Company’s employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their compensation withheld to purchase shares during each offering period. The purchase price of the stock is 85% of the lower of the day preceding the beginning-of-period or end-of-period closing market price. Stock-based compensation expense related to the Purchase Plan was $38 thousand for the three-month period ended March 31, 2006.

Nonemployee Stock-Based Compensation

The Company accounts for stock-based compensation expense related to the fair value of stock options granted to nonemployee service providers as liabilities, based on the Black-Scholes option pricing model on the date of grant and remeasured at each reporting date pursuant to the provisions of Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). As of March 31, 2006, the aggregate fair value of nonemployee stock-based awards was $2.9 million. For the three-month periods ended March 31, 2006 and 2005, the Company recognized nonemployee stock-based compensation of $1.1 million and $0.3 million, respectively.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by SFAS No. 128 “Earnings Per Share” (in thousands, except share and per share data):

	Three-Month Period Ended March 31,
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income applicable to common stockholders	$12,119	109,502,311	$0.11

Effect of dilutive securities
Stock options and employee stock purchase plan	—	4,705

Diluted earnings per share:
Net income applicable to common stockholders	$12,119	109,507,016	$0.11

Basic income per share is computed as net income applicable to common stockholders divided by weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and the Purchase Plan.

For the three-month period ended March 31, 2006, a total of 10,802,207 stock options were not included in the computation of diluted income per share because the exercise prices of the options were greater than the average market price of the common shares.

For the three-month period ended March 31, 2005, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. For the three-month period ended March 31, 2005, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive was 197,060 equivalent shares of stock options.

Disposition of Assets

In January 2006, the Company sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. The full amount of the purchase price was paid in the form of 12,573,871 shares of the Company’s Class U common stock held by Univision based on the ten day volume weighted average share price of $7.1577 between December 15, 2005 and December 29, 2005. The Company realized a gain on sale of $10.5 million, net of tax of $7 million. The assets sold do not constitute a component set under SFAS No. 144, therefore there is no presentation of discontinued operations.

The assets in the San Francisco/San Jose, California market were classified as assets held for sale at December 31, 2005 and were no longer being depreciated or amortized. Summarized balance sheet data for assets held for sale at December 31, 2005 was as follows (in millions):

Property and equipment, net	$1.8
Land	4.9
Other intangibles subject to amortization, net	2.5
FCC licenses not subject to amortization	60.3

$69.5

Acquisition of Assets

In February 2006, the Company acquired the assets of television stations KTIZ-LP, KSFE-LP, KLIA-LP and KFTN-LP in the McAllen, Texas market for a total fair value of $2.3 million in exchange for the assets of television station KTFV-CA in the McAllen, Texas market and approximately $0.8 million in cash.

The Company evaluated the transferred set of activities, assets, inputs, outputs and processes in this acquisition and disposition and determined that the acquisition and disposition did not constitute a business.

Pending Transactions

In March 2006, the Company agreed to purchase two full power television construction permits in Colorado Springs, CO and Derby, KS for $5.3 million in an auction held by the FCC. The Company made a $1.3 million deposit and currently expects to receive final approval during the third quarter of 2006.

In April 2006, the Company entered into a definitive agreement to acquire the assets of television stations KNEZ-LP serving the Laredo, Texas market for approximately $1.4 million. This transaction is currently expected to close during the third quarter of 2006.

In May 2006, the Company entered into a definitive agreement to sell the assets of radio station KZLZ-FM serving the Tucson, Arizona market for approximately $4.8 million. This transaction is currently expected to close during the fourth quarter of 2006.

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

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.49% at March 31, 2006. As of March 31, 2006, $499 million of the term loan was outstanding.

The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on leverage covenants, for a total interest rate of 6.08% at March 31, 2006. As of March 31, 2006, $3 million of the revolving facility was outstanding and $145 million was available under the revolving facility for future borrowings. The Company had approximately $2 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage.

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

The syndicated bank credit facility contains a mandatory prepayment clause, triggered in the event that the proceeds of certain asset dispositions are not utilized as provided under the syndicated bank credit facility within 18 months of such disposition; insurance or condemnation proceeds are not utilized as provided under the syndicated bank credit facility within

360 days; or the proceeds from capital contributions or equity offerings are not utilized to acquire businesses or properties relating to radio, television and outdoor advertising within 360 days. In addition, if the Company incurs certain additional indebtedness, then 100% of such proceeds must be used to reduce the outstanding loan balance; and if the Company has excess cash flow, as defined in the syndicated bank credit facility, in any year starting in 2006, then 75% of such excess cash flow must be used to reduce the outstanding loan balance.

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

Derivative Instruments

As of March 31, 2006, the Company had three interest rate swap agreements with a $485 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes the margin of 1.50%. It is expected that as the notional amount of the interest rate swap agreements decline, the term loan amounts will continue to exceed the notional amounts of the interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of March 31, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and as a result, changes in their fair values are reflected currently in earnings. At March 31, 2006, the fair value of the interest rate swap agreements was $9.1 million and is classified as other assets on the balance sheet.

SFAS 133 requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of March 31, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, the fair value is classified as other assets on the Company’s balance sheet and as a reduction of interest expense on the Company’s statements of operations. For the three-month period ended March 31, 2006, the Company recognized a reduction of $5.4 million in interest expense related to the increase in fair value of the interest rate swap agreements.

3. SEGMENT INFORMATION

The Company operates in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising.

Television Broadcasting

The Company owns and/or operates 48 primary television stations located primarily in the southwestern United States, consisting primarily of Univision affiliates.

Radio Broadcasting

The Company owns and operates 52 radio stations (40 FM and 12 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Outdoor Advertising

The Company owns approximately 10,600 outdoor advertising faces located primarily in Los Angeles and New York.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and gain on sale of assets. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2006 and 2005. The Company evaluates the performance of its operating segments based on the following (unaudited; in thousands):

	Three-Month Period Ended March 31,		% Change
	2006	2005
Net Revenue
Television	$34,038	$30,760	11%
Radio	19,156	19,774	(3)%
Outdoor	6,725	6,621	2%

Consolidated	59,919	57,155	5%

Direct operating expenses
Television	14,284	13,329	7%
Radio	8,423	8,286	2%
Outdoor	5,950	5,690	5%

Consolidated	28,657	27,305	5%

Selling, general and administrative expenses
Television	6,416	5,793	11%
Radio	5,248	5,818	(10)%
Outdoor	1,174	1,095	7%

Consolidated	12,838	12,706	1%

Depreciation and amortization
Television	3,738	3,711	1%
Radio	1,844	2,343	(21)%
Outdoor	5,441	5,377	1%

Consolidated	11,023	11,431	(4)%

Segment operating profit (loss)
Television	9,600	7,927	21%
Radio	3,641	3,327	9%
Outdoor	(5,840)	(5,541)	5%

Consolidated	7,401	5,713	30%

Corporate expenses	4,907	4,366	12%
Gain on sale of assets	(19,308)	—	*

Operating income	$21,802	$1,347	*

Capital expenditures
Television	$4,055	$2,290
Radio	867	829
Outdoor	788	447

Consolidated	$5,710	$3,566

Total assets
Television	$452,621	$417,412
Radio	979,512	1,050,564
Outdoor	189,579	210,383

Consolidated	$1,621,712	$1,678,359

*	Percentage not meaningful.

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

Overview

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 75% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising. Our net revenue for the three-month period ended March 31, 2006 was $59.9 million. Of that amount, revenue generated by our television segment accounted for 57%, revenue generated by our radio segment accounted for 32% and revenue generated by our outdoor segment accounted for 11%.

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

The comparability of our results between 2006 and 2005 is affected by acquisitions and dispositions in those periods. In those years, we primarily acquired new media properties in markets where we already owned existing media properties. While new media properties contribute to the financial results of their markets, we do not attempt to measure their effect as they typically are integrated into existing operations.

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

Highlights

Despite continuing competition for advertising revenue among broadcasters and between the broadcast industry and other media, we experienced growth for the first quarter of 2006, and net revenue of $59.9 million. Of that amount, revenue generated by our television segment accounted for 57%, revenue generated by our radio segment accounted for 32% and revenue generated by our outdoor segment accounted for 11%.

Our television segment led our success again in the first quarter of 2006, generating $34.0 million in net revenue as we continued to sustain solid ratings across our station group. Our television results were driven by continued growth in our top advertising categories, including services, telecommunications and fast-food restaurants. We continue to enjoy significant revenue growth from our television stations located in markets with rapidly growing Hispanic populations, such as Orlando, McAllen, El Paso, Las Vegas, Palm Springs, Laredo, Albuquerque, Monterey, and Washington, D.C., each of which experienced greater than 15% net revenue growth in the first quarter of 2006.

Our radio segment also had a solid first quarter of 2006, contributing $19.2 million in net revenue and experiencing growth in local and national sales significantly higher than that of the general radio industry. We continue to focus on local sales efforts, which accounted for 78% of total sales in the first quarter of 2006. Our success was partly due to the addition of our third network format, “José: Toca lo Que Quiere” (“plays what he wants”), which features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present. Since the debut of our “José: Toca lo que Quiere” (“plays what he wants”) format in October 2005, we have switched the formats of seven stations in seven markets to this hit-based format.

In addition, we continued our strategy of divesting assets in markets where we did not see the opportunity to grow to scale and build out full clusters. For example, in January 2006 we disposed of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market. This strategy allows us to redeploy capital to markets with greater growth and earning potential and has allowed us to repurchase shares of our Class U common stock.

Our outdoor segment provided $6.7 million of our net revenue in the first quarter of 2006, and benefited from continuing overall demand for outdoor advertising in New York and Los Angeles. In addition, increased local sales played a key role in the growth of our outdoor advertising operations in the first quarter of 2006. We have made a concerted effort to strengthen the staffing and training of our local sales force, and we anticipate that this focus will continue as we head further into 2006.

We also continue to grow our transit advertising operations, and in May 2006 we entered into a 5-year agreement with the Hillsborough Transit Authority to sell advertising on municipal buses in the Tampa, Florida market. We believe that expanding our transit advertising creates opportunities to provide broader advertising coverage for national advertisers.

We also took several key steps in the first quarter of 2006 to further strengthen our balance sheet and improve our capital structure. For example, in January 2006, we acquired approximately 12.6 million shares of our Class U common stock held by Univision in exchange for the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market. In March 2006, we repurchased seven million shares of our Class U common stock held by Univision for $51.1 million.

Acquisitions and Dispositions

In January 2006, we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision, for $90 million. The full amount of the purchase price was paid in the form of 12,573,871 shares of our Class U common stock held by Univision based on the ten-day volume weighted average share price of $7.1577 between December 15, 2005 and December 29, 2005. We realized a gain on sale of $10.5 million, net of tax of $7 million. The assets sold do not constitute a component set under SFAS No. 144, therefore there is no presentation of discontinued operations.

The assets in the San Francisco/San Jose, California market were classified as assets held for sale at December 31, 2005 and were no longer being depreciated or amortized. Summarized balance sheet data for assets held for sale at December 31, 2005 was as follows (in millions):

Property and equipment, net	$1.8
Land	4.9
Other intangibles subject to amortization, net	2.5
FCC licenses not subject to amortization	60.3

$69.5

In February 2006, we acquired the assets of television stations KTIZ-LP, KSFE-LP, KLIA-LP and KFTN-LP in the McAllen, Texas market for a total of $2.3 million, in exchange for the assets of television station KTFV-CA in the McAllen, Texas market and approximately $0.8 million in cash.

We evaluated the transferred set of activities, assets, inputs, outputs and processes in the foregoing acquisition and disposition and determined that the acquisition and disposition did not constitute a business.

Relationship with Univision

Univision currently owns approximately 15% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice (“DOJ”), pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company will not exceed 10% by March 26, 2009.

Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. However, as the holder of all of our issued and outstanding Class U common stock, Univision currently has the right to approve any merger, consolidation or other business combination involving our company, any dissolution of our company and any assignment of the Federal Communications Commission, or FCC, licenses for any of our company’s Univision-affiliated television stations. Each share of Class U common stock is automatically convertible into one share (subject to adjustment for stock splits, dividends or combinations) of our Class A common stock in connection with any transfer to a third party that is not an affiliate of Univision.

In January 2006, we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision, for $90 million. The full amount of the purchase price was paid in the form of 12,573,871 shares of our Class U common stock held by Univision based on the ten-day volume weighted average share price of $7.1577 between December 15, 2005 and December 29, 2005. We realized a gain on sale of $10.5 million, net of tax of $7 million

In March 2006, we repurchased seven million shares of Class U common stock held by Univision for $51.1 million.

Stock-Based Compensation

Employee Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123R. We have applied the provisions of SAB 107 in the adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Operations. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the three-month period ended March 31, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to the adoption of SFAS 123R, we accounted for all stock-based compensation plans, including employee stock option plans and stock purchase plans, using the intrinsic value method in accordance with APB 25 and related Interpretations, as permitted by SFAS 123, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be issued at the measurement date. In accordance with the modified prospective transition method we used in adopting SFAS 123R, the results of operations prior to January 1, 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123R.

As a result of adopting SFAS 123R, our operating income, income before income taxes and net income applicable to common stockholders for the three-month period ended March 31, 2006 are $0.5 million, $0.5 million and $0.3 million, respectively, lower than if we had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Basic and diluted earnings per share for the three-month period ended March 31, 2006 would not have changed if we had not adopted SFAS 123R.

Stock-based compensation expense related to our employee stock option plans was $0.5 million for the three-month period ended March 31, 2006.

As of March 31 2006, there was $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under our stock option plans. The unrecognized compensation cost related to nonvested share-based compensation cost is expected to be recognized over a weighted-average period of 1.4 years.

Non-Employee Stock-Based Compensation

We account for stock-based compensation expense related to the fair value of stock options granted to nonemployees as liabilities, based on the Black-Scholes option pricing model on the date of grant and remeasured at each reporting date pursuant to the provisions of Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). As of March 31, 2006, the aggregate fair value of nonemployee stock-based awards was $2.9 million. For the three-month periods ended March 31, 2006 and 2005, we recognized nonemployee stock-based compensation of $1.1 million and $0.3 million, respectively.

Three-Month Periods Ended March 31, 2006 and 2005

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2006 and 2005 (unaudited; in thousands):

	Three-Month Period Ended March 31,		% Change
	2006	2005
Statements of Operations Data:
Net revenue	$59,919	$57,155	5%

Direct operating expenses	28,657	27,305	5%
Selling, general and administrative expenses	12,838	12,706	1%
Corporate expenses	4,907	4,366	12%
Gain on sale of assets	(19,308)	—	*
Depreciation and amortization	11,023	11,431	(4)%

	38,117	55,808	(32)%

Operating income	21,802	1,347	*
Interest expense	(2,493)	(8,181)	(70)%
Interest income	664	148	349%

Income (loss) before income taxes	19,973	(6,686)	*
Income tax benefit (expense)	(7,661)	2,362	*

Income (loss) before equity in net loss of nonconsolidated affiliate	12,312	(4,324)	*
Equity in net loss of nonconsolidated affiliate	(193)	(161)	20%

Net income (loss)	$12,119	$(4,485)	*

Other Data:
Broadcast cash flow (1)	$19,259	$17,182	12%
EBITDA as adjusted (adjusted for non-cash stock-based compensation) (1)	$15,027	$13,035	15%
Net cash provided by operating activities	$11,971	$2,935	308%
Net cash used in investing activities	$(9,689)	$(8,116)	19%
Net cash provided by (used in) financing activities	$(48,673)	$523	*
Capital asset and intangible expenditures	$6,465	$8,125	(20)%

*	Percentage not meaningful.

(1)

Broadcast cash flow means operating income (loss) before corporate expenses, loss (gain) on sale of assets, depreciation and amortization and non-cash stock-based compensation in operating expenses. EBITDA as adjusted means operating income (loss) before corporate expenses, loss (gain) on sale of assets, depreciation and amortization and non-cash stock-based compensation in operating and corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation, loss (gain) on sale of assets and equity in net loss of nonconsolidated affiliate. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash loss of nonconsolidated affiliate and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that these measures may provide a more comparable measure of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our Syndicated Bank Credit Facility, where EBITDA as adjusted is referred to as “consolidated adjusted EBITDA”. Under our Syndicated Bank Credit Facility, our ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA may not exceed 7.5 to 1 on a pro forma basis for the prior full four quarters. The actual ratios of net indebtedness to consolidated adjusted EBITDA were as follows (in each case as of March 31): 2006, 5.2 to 1; 2005, 5.5 to 1. We entered into our new Syndicated Bank Credit Facility in September 2006 so we were not subject to the same calculations and covenants in prior years. For consistency of presentation, however, the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. The most directly comparable GAAP financial measure to each of broadcast cash flow and EBITDA as adjusted is net income (loss). A reconciliation of these non-GAAP measures to net income (loss) follows (unaudited; in thousands):

	Three-Month Period Ended March 31,
	2006	2005
Broadcast cash flow (1)	$19,259	$17,182
Corporate expenses, excluding non-cash stock-based compensation of $675 and $219	4,232	4,147

EBITDA as adjusted (1)	15,027	13,035
Gain on sale of assets	(19,308)	—
Non-cash stock-based compensation included in direct operating expenses	60	—
Non-cash stock-based compensation included in selling, general and administrative expenses	775	38
Non-cash stock-based compensation included in corporate expenses	675	219
Depreciation and amortization	11,023	11,431

Operating income	21,802	1,347
Interest expense	(2,493)	(8,181)
Interest income	664	148

Income (loss) before income taxes	19,973	(6,686)
Income tax (expense) benefit	(7,661)	2,362

Net income (loss) before equity in net loss of nonconsolidated affiliate	12,312	(4,324)
Equity in net loss of nonconsolidated affiliate	(193)	(161)

Net income (loss)	$12,119	$(4,485)

Consolidated Operations

Net Revenue. Net revenue increased to $59.9 million for the three-month period ended March 31, 2006 from $57.2 million for the three-month period ended March 31, 2005, an increase of $2.7 million. Excluding the net revenue contributed during the first quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of

2006, net revenue would have increased by $4.0 million during the three-month period ended March 31, 2006. Of the overall increase, $3.3 million came from our television segment. The increase from this segment was primarily attributable to an increase in both local and national advertising sales, primarily attributable to an increase in advertising rates. Additionally, $0.1 million of the increase was from our outdoor segment, primarily attributable to revenue associated with the expansion of our outdoor division in Sacramento, as well as an increase in local advertising sales, partially offset by a reduction in national advertising sales. The overall increase was partially offset by a $0.7 million decrease in our radio net revenue. The decrease was primarily attributable to a decrease in net revenue from our San Francisco/San Jose radio stations sold, partially offset by an increase in advertising rates, as well as revenue associated with radio stations KDLD-FM/KDLE-FM, which we began operating in the second quarter of 2005.

We currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to continue to increase our rates, resulting in continued increases in net revenue in future periods.

Direct Operating Expenses. Direct operating expenses increased to $28.7 million for the three-month period ended March 31, 2006 from $27.3 million for the three-month period ended December 31, 2005, an increase of $1.4 million. Excluding the direct operating expenses incurred during the first quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, direct operating expenses would have increased by $2.0 million during the three-month period ended March 31, 2006. Of the overall increase, $1.0 million came from our television segment. The increase from this segment was primarily attributable to an increase in national representation fees and other sales expenses associated with the increase in net revenue. Additionally, $0.1 of the increase was from our radio segment, primarily attributable to expenses associated with radio stations KDLD-FM/KDLE-FM, which we began operating in the second quarter of 2005. The remaining $0.3 million of the overall increase came from our outdoor segment and was primarily attributable to expenses associated with the expansion of our outdoor division in Sacramento. As a percentage of net revenue, direct operating expenses remained the same at 48% for each of the three-month periods ended March 31, 2006 and 2005.

We currently anticipate that our direct operating expenses will continue to increase as our net revenue increases. However, we expect that net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $12.8 million for the three-month period ended March 31, 2006 from $12.7 million for the three-month period ended March 31, 2005, an increase of $0.1 million. Excluding the selling, general and administrative expenses incurred during the first quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, selling, general and administrative expenses would have increased by $0.6 million during the three-month period ended March 31, 2006. Excluding the non-cash stock-based compensation increase of $0.8 million, selling, general and administrative expenses would have decreased by $0.2 million during the three-month period ended March 31, 2006. Of the overall increase, $0.6 million came from our television segment. The increase from this segment was primarily attributable to increased non-cash stock-based compensation, partially offset by a reduction of losses incurred by our TeleFutura stations under the marketing and sales agreement. Additionally, $0.1 million of the increase was from the outdoor segment, primarily attributable to expenses associated with the expansion of our outdoor division in Sacramento. The overall increase was partially offset by a $0.6 million decrease in radio selling, general and administrative expenses. The decrease from this segment was primarily attributable to a decrease in selling, general and administrative expenses from our San Francisco/San Jose radio stations sold. As a percentage of net revenue, selling, general and administrative expenses decreased to 21% for the three-month period ended March 31, 2006 from 22% for the three-month period ended March 31, 2005. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses increases were outpaced by increases in net revenue.

We currently anticipate that our selling, general and administrative expenses will continue to increase. However, we expect that net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will decrease in future periods.

Corporate Expenses. Corporate expenses increased to $4.9 million for the three-month period ended March 31, 2006 from $4.4 million for the three-month period ended March 31, 2005, an increase of $0.5 million. The increase was primarily attributable to increased non-cash stock-based compensation of $0.5 million.

As a percentage of net revenue, corporate expenses remained unchanged at 8% for each of the three-month periods ended March 31, 2006 and 2005.

We currently anticipate that our corporate expenses will continue to increase, primarily due to recording non-cash stock-based compensation in corporate expense in 2006 to comply with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). However, we expect that net revenue increases will outpace corporate expense increases such that corporate expenses as a percentage of net revenue will be constant or decrease in future periods.

Gain on Sale of Assets. The gain on sale of assets was $19.3 million for the three-month period ended March 31, 2006. The gain was primarily due to the sale of the radio assets in the San Francisco/San Jose market. We currently anticipate that we will have a loss of approximately $2.4 million in the second quarter of 2006 related to the closure of the San Francisco/San Jose facility.

Depreciation and Amortization. Depreciation and amortization decreased to $11.0 million for the three-month period ended March 31, 2006 from $11.4 million for the three-month period ended March 31, 2005, a decrease of $0.4 million. The decrease was primarily attributable to lower depreciation and amortization due to the sale of the radio assets in the San Francisco/San Jose market in January 2006.

Operating Income. As a result of the above factors, operating income increased to $21.8 million for the three-month period March 31, 2006 from $1.3 million for the three-month period March 31, 2005, an increase of $20.5 million.

Interest Expense. Interest expense decreased to $2.5 million for the three-month period ended March 31, 2006 from $8.2 million for the three-month period ended March 31, 2005, a decrease of $5.7 million. The decrease was primarily attributable to the increase in the fair value of our interest rate swap agreements of $5.4 million. Additionally, the decrease was attributable to lower interest rates on the bank credit facility in the current year compared to higher interest rates on the senior subordinated notes in the prior year.

Income Tax Expense. Our expected tax rate is approximately 40% of pre-tax income or loss, adjusted for permanent tax differences. We currently have net operating loss carryforwards of approximately $80 million available to offset future taxable income through the year 2025 that we expect will be utilized prior to their expiration.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $34.0 million for the three-month period ended March 31, 2006 from $30.8 million for the three-month period ended March 31, 2005, an increase of $3.2 million. Of the overall increase, $1.0 million was attributable to our Univision stations and $2.2 million was attributable to our other stations. The overall increase was attributable to an increase in both local and national advertising sales, primarily due to an increase in advertising rates.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $14.3 million for the three-month period ended March 31, 2006 from $13.3 million for the three-month period ended March 31, 2005, an increase of $1.0 million. The increase was primarily attributable to an increase in national representation fees and other sales expenses associated with the increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $6.4 million for the three-month period ended March 31, 2006 from $5.8 million for the three-month period ended March 31, 2005, an increase of $0.6 million. The increase was primarily attributable to increased non-cash stock-based compensation of $0.7 million, partially offset by a reduction of losses incurred by our TeleFutura stations under the marketing and sales agreement.

Radio

Net Revenue. Net revenue in our radio segment decreased to $19.2 million for the three-month period ended March 31, 2006 from $19.8 million for the three-month period ended March 31, 2005, a decrease of $0.6 million. Excluding the net revenue contributed during the first quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, net revenue would have increased by $0.6 million during the three-month period ended March 31, 2006. The decrease was primarily attributable to a decrease in net revenue from our San Francisco/San Jose radio stations sold, partially offset by an increase in advertising rates, as well as revenue associated with radio stations KDLD-FM/KDLE-FM, which we began operating in the second quarter of 2005.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $8.4 million for the three-month period ended March 31, 2006 from $8.3 million for the three-month period ended March 31, 2005, an increase of $0.1 million. Excluding the direct operating expenses incurred during the first quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, direct operating expenses would have increased by $0.7 million during the three-month period ended March 31, 2006. The increase was primarily attributable to expenses associated with radio stations KDLD-FM/KDLE-FM, which we began operating in the second quarter of 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $5.2 million for the three-month period ended March 31, 2006 from $5.8 million for the three-month period ended March 31, 2005, a decrease of $0.6 million. Excluding the selling, general and administrative expenses incurred during the first quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, selling, general and administrative expenses would have decreased by $0.1 million during the three-month period ended March 31, 2006. The decrease was primarily attributable to lower promotional event expense and bad debt expense.

Outdoor

Net Revenue. Net revenue in our outdoor segment increased to $6.7 million for the three-month period ended March 31, 2006 from $6.6 million for the three-month period ended March 31, 2005, an increase of $0.1 million. The increase was attributable to revenue associated with the expansion of our outdoor division in Sacramento, as well as an increase in local advertising sales, partially offset by a reduction in national advertising sales.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $5.9 million for the three-month period ended March 31, 2006 from $5.7 million for the three-month period ended March 31, 2005, an increase of $0.2 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Sacramento.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment increased to $1.2 million for the three-month period ended March 31, 2006 from $1.1 million for the three-month period ended March 31, 2005, an increase of $0.1 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Sacramento.

Liquidity and Capital Resources

While we have had a history of operating losses in prior periods, we also have a history of generating significant positive cash flow from our operations. We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures and payments of principal and interest on outstanding indebtedness) with cash on hand, cash flows from operations and externally generated funds, such as proceeds from any debt or equity offering and our Syndicated Bank Credit Facility. We currently anticipate that funds generated from operations and available borrowings under our Syndicated Bank Credit Facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

In January 2006, we acquired approximately 12.6 million shares of our Class U common stock held by Univision in exchange for the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market.

In March 2006, we repurchased seven million shares of our Class U common stock held by Univision for $51.1 million using cash generated from operations and unrestricted proceeds which were remaining from our refinanced syndicated bank credit facility.

Syndicated Bank Credit Facility

In September 2005, we refinanced our former syndicated bank credit facility with a new $650 million senior secured syndicated bank credit facility consisting of a 7 1/2-year $500 million term loan and a 6 1/2-year $150 million revolving facility. The term loan under the new syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance outstanding borrowings under our former syndicated bank credit facility, (ii) to complete a tender offer for our previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

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

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.49% at March 31, 2006. As of March 31, 2006, $499 million of our term loan was outstanding. See also the section entitled “Derivative Instruments” below.

Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage, for a total interest rate of 6.08% at March 31, 2006. As of March 31, 2006, $3 million of our revolving facility was outstanding and $145 million was available under our revolving facility for future borrowings. We had approximately $2 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage.

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

Derivative Instruments

As of March 31, 2006, we had three interest rate swap agreements with a $485 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These interest rate swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes the margin of 1.50%. It is expected that as the notional amount of the interest rate swap agreements decline, the term loan amounts will continue to exceed the notional amount of the interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of March 31, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and as a result, changes in their fair values are reflected currently in earnings. At March 31, 2006, the fair value of the interest rate swap agreements was $9.1 million and is classified as other assets on our balance sheet.

SFAS 133 requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of March 31, 2006, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, the fair value is classified as other assets on the our balance sheet and as a reduction of interest expense on our statements of operations. For the three-month period ended March 31, 2006, we recognized a reduction of $5.4 million in interest expense related to the increase in fair value of the interest rate swap agreements.

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

Broadcast Cash Flow and EBITDA as Adjusted

Broadcast cash flow (as defined below) increased to $19.3 million for the three-month period ended March 31, 2006 from $17.2 million for the three-month period ended March 31, 2005, an increase of $2.1 million, or 12%. As a percentage of net revenue, broadcast cash flow increased to 32% for the three-month period ended March 31, 2006 from 30% for the three-month period ended March 31, 2005.

We currently anticipate that broadcast cash flow will continue to increase in future periods as we believe that net revenue increases will continue to outpace increases in direct operating and selling, general and administrative expenses.

EBITDA as adjusted (as defined below) increased to $15.0 million for the three-month period ended March 31, 2006 from $13.0 million for the three-month period ended March 31, 2005, an increase of $2.0 million, or 15%. As a percentage of net revenue, EBITDA as adjusted increased to 25% for the three-month period ended March 31, 2006 from 23% for the three-month period ended March 31, 2005.

We currently anticipate that EBITDA as adjusted will continue to increase in future periods as we believe that net revenue increases will continue to outpace increases in direct operating, selling, general and administrative and corporate expenses.

Broadcast cash flow means operating income (loss) before corporate expenses, gain (loss) on sale of assets, depreciation and amortization and non-cash stock-based compensation in operating expenses. EBITDA as adjusted means operating income (loss) before corporate expenses, gain (loss) on sale of assets, depreciation and amortization and non-cash stock-based compensation in operating and corporate expenses. We use the term EBITDA as adjusted because that measure does not include non-cash stock-based compensation, gain (loss) on sale of assets and equity in net loss of nonconsolidated affiliate. We evaluate and project the liquidity and cash flows of our business using several measures, including broadcast cash flow and EBITDA as adjusted. We consider these measures as important indicators of liquidity relating to our operations, as they eliminate the effects of non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash loss of nonconsolidated affiliate and non-cash stock-based compensation awards. We use these measures to evaluate liquidity and cash flow improvement from year to year as they eliminate non-cash expense items. We believe that these measures may provide a more comparable measure of our liquidity to that of our competitors.

Our calculation of EBITDA as adjusted included herein is substantially similar to the measures used in the financial covenants included in our Syndicated Bank Credit Facility, where EBITDA as adjusted is referred to as “consolidated adjusted EBITDA”. Under our Syndicated Bank Credit Facility, our ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA may not exceed 7.5 to 1 on a pro forma basis for the prior full four quarters. The actual ratios of net indebtedness to consolidated adjusted EBITDA were as follows (in each case as of March 31): 2006, 5.2 to 1; 2005, 5.5 to 1. We entered into our new Syndicated Bank Credit Facility in September 2005 so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation the foregoing historical ratios assume that our current definitions had been applied for all periods.

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

Broadcast cash flow and EBITDA as adjusted are non-GAAP measures. For a reconciliation of each of broadcast cash flow and EBITDA as adjusted to net income (loss), their most directly comparable GAAP financial measure, please see page [19].

Cash Flow

Net cash flow provided by operating activities increased to $12.0 million for the three-month period ended March 31, 2006 from $2.9 million for the three-month period ended March 31, 2005.

Net cash flow used in investing activities was $9.7 million for the three-month period ended March 31, 2006, compared to $8.1 million for the three-month period ended March 31, 2005. During the three-month period ended March 31, 2006, we spent $11.0 million on net capital expenditures, acquisition of intangibles and deposits on acquisitions and collected $1.3 million on a note receivable.

Net cash flow used by financing activities was $48.7 million for the three-month period ended March 31, 2006, compared to net cash flow provided by financing activities of $0.5 million for the three-month period ended March 31, 2005. During the three-month period ended March 31, 2006, we paid $51.1 million to repurchase seven million shares of our Class U common stock, made debt payments of $6.3 million, borrowed $8.0 million from our new Syndicated Bank Credit Facility and received net proceeds of $0.7 million from the exercise of stock options issued under our 2000 Omnibus Equity Incentive Plan and from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

We anticipate that our maintenance capital expenditures will be approximately $14 million in 2006. In addition to our maintenance capital expenditures, we anticipate that our digital television capital expenditures will be approximately $7 million. We anticipate paying for these capital expenditures by using net cash flow from operations.

As part of the mandated transition from analog to digital television, full-service television station owners may be required to stop broadcasting analog signals and to relinquish one of their paired analog-digital channels to the FCC at the end of 2006, if the market penetration of digital television receivers reaches certain congressionally-mandated levels by that time. We currently expect that the cost to complete construction of digital television facilities for all of our full-service television stations, which we are required to complete by July 1, 2006 or face losing the stations’ protected coverage areas, will be approximately $4 million. In addition, we are required to broadcast separate digital and analog signals throughout this transition period. We currently anticipate that the incremental costs of broadcasting in digital and analog, including additional rent and higher electricity expense, will be approximately $1 million in 2006. We intend to finance the conversion to digital television by using net cash flow from operations.

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

Other

On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. Since the inception of the Employee Stock Purchase Plan through March 31, 2006, 511,201 shares have been purchased.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. Under our Syndicated Bank Credit Facility, if we exceed certain leverage ratios we would be required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes.

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.49% at March 31, 2006. As of March 31, 2006, $499 million of our term loan was outstanding. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage, for a total interest rate of 6.08% at March 31, 2006. As of March 31, 2006, $3 million of our revolving facility was outstanding and $145 million was available under the revolving facility for future borrowings. We had approximately $2 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of March 31, 2006, we had three interest rate swap agreements with a $485 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes the margin of 1.50%. We expect that as the notional amount of the interest rate swap agreements decline, our term loan amounts will continue to exceed the notional amount of our interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of March 31, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, changes in their fair values are reflected currently in earnings. At March 31, 2006, the fair value of the interest rate swap agreements was $9.1 million and is classified as other assets on our balance sheet.

SFAS 133 requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of March 31, 2006, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, the fair value is classified as other assets on the our balance sheet and as a reduction of interest expense on our statements of operations. For the three-month period ended March 31, 2006, we recognized a reduction of $5.4 million in interest expense related to the increase in fair value of the interest rate swap agreements.

We have converted a portion of our variable rate term loan into a fixed rate obligation at March 31, 2006. We expect that our loan amounts will continue to exceed the notional amount of the interest rate swap agreements. Based on our current outstanding debt, a 2% increase in the variable interest rate of our syndicated bank credit facility would be expected to increase interest expense by approximately $1.1 million over the next year. If the future interest yield curve decreases the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases the fair value of the interest rate swap agreements will increase and interest expense will decrease. Additionally, as the notional amount of the swap agreements decrease, the fair value of the interest rate swap agreements will decrease.

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

ITEM 1A.	RISK FACTORS

No material change.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

10.1 †	Letter Agreement dated February 14, 2006 regarding terms of employment of Christopher T. Young.

10.2	Share Repurchase Agreement dated as of February 27, 2006 by and between Entravision Communications Corporation and Univision Communications Inc.

10.3	First Amendment, dated as of May 1, 2006, to Entravision Communications Corporation 2004 Equity Incentive Plan.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/S/ JOHN F. DELORENZO
John F. DeLorenzo Executive Vice President, Treasurer and Chief Financial Officer

Date: May 10, 2006