Form 10-Q
period 2006-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2006-08-09
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 4, 2006, there were 60,696,580 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 27,171,133 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 17,152,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2006

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,258	$65,610
Trade receivables (including related parties of $4 and $14), net of allowance for doubtful accounts of $5,346 and $5,073	66,635	61,215
Assets held for sale	76,260	69,454
Deferred income taxes	36,500	36,500
Prepaid expenses and other current assets (including related parties of $1,077 and $691)	7,337	7,164

Total current assets	206,990	239,943
Property and equipment, net	147,868	152,114
Intangible assets subject to amortization, net (included related parties of $35,962 and $37,122)	99,262	108,532
Intangible assets not subject to amortization	741,748	843,332
Goodwill	229,597	385,833
Other assets	21,687	13,405

Total assets	$1,447,152	$1,743,159

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$6,332	$6,333
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,558 and $2,802)	32,767	35,110

Total current liabilities	39,217	41,561
Long-term debt, less current maturities (including related parties of $4,000 and $5,000)	499,625	500,269
Other long-term liabilities	3,684	3,760
Deferred income taxes	166,205	168,636

Total liabilities	708,731	714,226

Commitments and contingencies (note 4)

Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2006 60,662,580; 2005 59,770,587	7	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2006 27,171,133 and 2005 27,678,533	3	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2006 17,352,729 and 2005 36,926,600	2	4
Additional paid-in capital	1,050,680	1,185,312
Accumulated deficit	(312,271)	(156,392)

	738,421	1,028,933
Treasury stock, Class A common stock, $0.0001 par value, 2006 and 2005 5,101 shares	—	—

Total stockholders’ equity	738,421	1,028,933

Total liabilities and stockholders’ equity	$1,447,152	$1,743,159

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2006	2005	2006	2005
Net revenue (including related parties of $150, $150, $300 and $300)	$79,289	$75,109	$139,208	$132,263

Expenses:
Direct operating expenses (including related parties of $3,584, $3,038, $6,037 and $5,393) (including non-cash stock-based compensation of $60, $0, $119 and $0)	31,386	30,577	60,043	57,882
Selling, general and administrative expenses (including non-cash stock-based compensation of $(116), $11, $659 and $49)	12,663	12,586	25,501	25,292
Corporate expenses (including non-cash stock-based compensation of $181, $89, $856 and $308)	4,387	4,285	9,294	8,653
(Gain) loss on sale of assets	1,656	—	(17,652)	—
Depreciation and amortization (includes direct operating of $9,943, $10,218, $19,709 and $20,210; selling, general and administrative of $1,050, $1,172, $2,102 and $2,371; and corporate of $200, $230, $408 and $471) (including related parties of $39, $77, $39 and $77)	11,195	11,620	22,218	23,052
Impairment charge	189,661	—	189,661	—

	250,948	59,068	289,065	114,879

Operating income (loss)	(171,659)	16,041	(149,857)	17,384
Interest expense (including related parties of $83, $97, $170 and $199)	(4,344)	(8,535)	(6,837)	(16,716)
Interest income	93	213	757	361

Income (loss) before income taxes	(175,910)	7,719	(155,937)	1,029
Income tax (expense) benefit	7,832	(3,453)	171	(1,091)

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(168,078)	4,266	(155,766)	(62)
Equity in net income (loss) of nonconsolidated affiliate (including non-cash stock-based compensation of $(27), $43, $89 and $78)	80	(35)	(113)	(195)

Net income (loss) applicable to common stockholders	$(167,998)	$4,231	$(155,879)	$(257)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$(1.60)	$0.03	$(1.45)	$(0.00)

Weighted average common shares outstanding, basic	105,080,809	124,268,627	107,279,346	124,241,105

Weighted average common shares outstanding, diluted	105,080,809	124,454,771	107,279,346	124,241,105

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(155,879)	$(257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,218	23,052
Impairment charge	189,661	—
Deferred income taxes	(2,431)	219
Amortization of debt issue costs	200	1,196
Amortization of syndication contracts	56	30
Payments on syndication contracts	(50)	—
Equity in net loss of nonconsolidated affiliate	113	195
Non-cash stock-based compensation	1,635	357
Gain on sale of media properties and other assets	(17,661)	—
Change in fair value of interest rate swap agreements	(8,960)	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(3,820)	(8,487)
Increase in prepaid expenses and other assets	(856)	(1,769)
Decrease in accounts payable, accrued expenses and other liabilities	(4,679)	(514)

Net cash provided by operating activities	19,547	14,022

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	13	37
Purchases of property and equipment and intangibles	(12,811)	(27,166)
Deposits on acquisitions	(4,573)	—
Proceeds from collection of note receivable	1,288	—

Net cash used in investing activities	(16,083)	(27,129)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,821	672
Payments on long-term debt	(11,644)	(1,063)
Repurchase of Class U common stock	(51,100)	—
Proceeds from borrowings on long-term debt	11,000	—
Excess tax benefits from exercise of stock options	107	—

Net cash used in financing activities	(48,816)	(391)

Net decrease in cash and cash equivalents	(45,352)	(13,498)
Cash and cash equivalents:
Beginning	65,610	46,969

Ending	$20,258	$33,471

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$15,805	$15,685

Income taxes	$2,260	$872

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$89	$101
Intangibles included in accounts payable, accrued expenses and other liabilities	$582	$—
Sale of San Francisco/San Jose radio station assets in exchange for Class U common stock	$90,000	$—
Exchange of television assets in the McAllen, Texas market	$1,543	$—

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2006

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Related Party

Univision currently owns approximately 15% of the Company’s common stock on a fully-converted basis. In connection with Univision’s merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of the Company will not exceed 10% by March 26, 2009.

Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. However, as the holder of all of the Company’s issued and outstanding Class U common stock, Univision currently has the right to approve any merger, consolidation or other business combination involving the Company, any dissolution of the Company and any assignment of the Federal Communications Commission, or FCC, licenses for any of the Company’s Univision-affiliated television stations. Each share of Class U common stock is automatically convertible into one share (subject to adjustment for stock splits, dividends or combinations) of the Company’s Class A common stock in connection with any transfer of Class U common stock to a third party that is not an affiliate of Univision.

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

In March 2006, the Company repurchased seven million shares of Class U common stock held by Univision for $51.1 million. In July 2006, the Company repurchased one hundred seventy five thousand shares of Class U common stock held by Univision for $1.4 million.

Univision provides network compensation and acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended June 30, 2006 and 2005, the amount paid by the Company to Univision in this capacity was, $3.0 million and $2.5 million, respectively. During the six-month periods ended June 30, 2006 and 2005, the amount paid by the Company to Univision in this capacity was, $5.1 million and $4.3 million, respectively.

Stock-Based Compensation

Employee Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) based on estimated fair values. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123R. The Company has applied the provisions of SAB 107 in the adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Operations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the three- and six month periods ended June 30, 2006 include: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as financing cash flows. For the six-month period ended June 30, 2006, the total excess tax benefits reflected as a financing cash inflow was $0.1 million.

As a result of adopting SFAS 123R, the Company’s operating income, income before income taxes and net income applicable to common stockholders for the three-month period ended June 30, 2006 are $0.5 million, $0.5 million and $0.3 million, respectively, lower than if the Company had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. The Company’s operating income, income before income taxes and net income applicable to common stockholders for the six-month period ended June 30, 2006 are $1.0 million, $1.0 million and $0.6 million, respectively, lower than if the Company had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Basic and diluted earnings per share for the three- and six-month periods ended June 30, 2006 would not have changed if the Company had not adopted SFAS 123R.

Cash received from options exercised under all share-based payment arrangements for the six-month period ended June 30, 2006 was $2.8 million. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements for the three- and six-month periods ended June 30, 2006 was $0.1 million.

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

The fair value of each stock option granted or modified was estimated using the following weighted-average assumptions:

	Six-Month Period Ended June 30,
	2006	2005
Expected volatility	54%	59%
Risk-free interest rate	4.7%	3.7%
Expected lives	6.9 years	6.0 years
Dividend rate	0.0	0.0

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	10,969	$10.75
Granted	—	—
Exercised	(44)	7.65
Forfeited or cancelled	(121)	14.72

Outstanding at March 31, 2006	10,804	10.79
Granted	—	—
Exercised	(276)	7.56
Forfeited or cancelled	(506)	12.07

Outstanding at June 30, 2006	10,022	$10.81	6.12	$4,145

Vested or expected to vest at June 30, 2006	9,992	$10.82	6.38	$4,091

Exercisable at June 30, 2006	9,695	$10.95	6.35	$3,545

The total intrinsic value of options exercised during the three- and six-month periods ended June 30, 2006 was $0.3 million.

Stock-based compensation expense related to the Company’s employee stock option plans was $0.4 million and $0.9 million for the three- and six-month periods ended June 30, 2006, respectively.

As of June 30, 2006, there was approximately $1.3 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 1.2 years.

The following table illustrates the effect on net income and net loss per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three- and six-month periods ended June 30, 2005. (in thousands, except per share data):

	Three-Month Period Ended June 30, 2005	Six-Month Period Ended June 30, 2005
Net income (loss) applicable to common shareholders
As reported	$4,231	$(257)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,472)	(4,944)

Pro forma	$1,759	$(5,201)

Net income (loss) per share applicable to common stockholders, basic and diluted
As reported	$0.03	$0.00

Pro forma	$0.01	$(0.04)

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”) provides that the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the ten calendar years beginning in 2002. All of the Company’s employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their compensation withheld to purchase shares during each offering period. There are two offering periods annually under the Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. The purchase price of the stock is 85% of the lower of the day preceding the beginning-of-period or end-of-period closing market price. Since the inception of the Purchase Plan through June 30, 2006, 511,201 shares have been purchased. Stock-based compensation expense related to the Purchase Plan for the three- and six-month periods ended June 30, 2006 was $70 thousand and $108 thousand, respectively.

Nonemployee Stock-Based Compensation

Prior to May 1, 2006 the Company accounted for stock-based compensation expense related to the fair value of stock options granted to nonemployee service providers as liabilities, based on the Black-Scholes option pricing model on the date of grant and remeasured at each reporting date pursuant to the provisions of Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). On May 1, 2006, the Company entered into an amendment to the 2004 Plan that resulted in the reclassification of the fair value of vested stock options granted to nonemployee service providers previously classified as liabilities to equity as additional paid-in capital. The aggregate fair value of vested nonemployee stock-based awards reclassified to equity at the amendment date was $2.5 million. Beginning on May 1, 2006, the Company accounts for stock-based compensation expense related to the fair value of unvested stock options granted to nonemployee service providers as equity, based on the Black-Scholes option pricing model as the underlying options vest, in accordance with the provisions of FAS 123R and EITF 96-18.

For the three-month periods ended June 30, 2006 and 2005, the Company recognized $(0.3) million and $0.1 million of nonemployee stock-based compensation for nonemployee stock option awards, respectively. For the six-month periods ended June 30, 2006 and 2005, the Company recognized $0.8 million and $0.4 million of nonemployee stock-based compensation for nonemployee stock option awards, respectively.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (in thousands, except share and per share data):

	Three-Month Period Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share
Basic earnings per share:
Net income applicable to common stockholders	$4,231	124,268,627	$0.03

Dilutive securities
Stock options and employee stock purchase plan	—	186,144

Diluted earnings per share:
Net income applicable to common stockholders	$4,231	124,454,771	$0.03

Basic income per share is computed as net income applicable to common stockholders divided by weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and the Purchase Plan.

For the three-month period ended June 30, 2006, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. For the three-month period ended June 30, 2006, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive was 166,443 equivalent shares of stock options. For the three-month period ended June 30, 2005, a total of 10,013,434 stock options were not included in the computation of diluted income per share because the exercise prices of the options were greater than the average market price of the common shares.

For the six-month periods ended June 30, 2006 and 2005, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. For the six-month period ended June 30, 2006, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is 85,574 equivalent shares of stock options. For the six-month period ended June 30, 2005, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is 224,634 equivalent shares of stock options.

Disposition of Assets

In January 2006, the Company sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. The full amount of the purchase price was paid in the form of 12,573,871 shares of the Company’s Class U common stock held by Univision based on the ten day volume weighted average share price of $7.1577 between December 15, 2005 and December 29, 2005. The Company realized a gain on sale of $10.5 million, net of tax of $7 million. The Company had a loss of approximately $1.7 million in the second quarter of 2006 related to the closure of the San Francisco/San Jose facility. The assets sold do not constitute a component set under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”); therefore, there is no presentation of discontinued operations.

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

$69.5

Acquisition of Assets

In February 2006, the Company acquired the assets of television stations KTIZ-LP, KSFE-LP, KLIA-LP and KFTN-LP in the McAllen, Texas market for a total fair value of $2.3 million in exchange for approximately $0.8 million in cash and the assets of television station KTFV-CA in the McAllen, Texas market.

The Company evaluated the transferred set of activities, assets, inputs, outputs and processes in this acquisition and disposition and determined that the acquisition and disposition did not constitute a business.

Subsequent Events

In July 2006, the Company purchased a full power television construction permit in Derby, Kansas for $2.7 million in an auction held by the FCC.

In July 2006, the Company acquired the assets of radio station KBOC-FM in Dallas, Texas for a total of $16.6 million.

Pending Transactions

In March 2006, the Company agreed to purchase a full power television construction permit in Colorado Springs, Colorado for $2.6 million in an auction held by the FCC. The Company made a $0.6 million deposit and currently expects to receive final approval during the third quarter of 2006.

In April 2006, the Company entered into a definitive agreement to acquire the assets of television station KNEZ-LP serving the Laredo, Texas market for approximately $1.4 million. This transaction is currently expected to close during the third quarter of 2006.

In May 2006, the Company entered into a definitive agreement to sell the assets of radio station KZLZ-FM serving the Tucson, Arizona market for approximately $4.8 million. The assets sold do not constitute a component set under SFAS 144; therefore, there is no presentation of discontinued operations. The assets of $3.3 million for the Tucson, Arizona market were classified as assets held for sale as of June 30, 2006 and were no longer being depreciated or amortized. This transaction is currently expected to close during the third quarter of 2006.

In August 2006, the Company entered into a definitive agreement to sell the assets of all of its radio stations serving the Dallas, Texas market for $95 million. As of June 30, 2006, the Company determined that the plan of sale criteria in SFAS 144 had been met. The carrying value of the assets has been adjusted to fair value less costs to sell, resulting in an impairment charge of $16 million, net of tax of $11 million. The assets sold do not constitute a component set under SFAS 144; therefore, there is no presentation of discontinued operations. This transaction is currently expected to close during the fourth quarter of 2006.

The assets in the Dallas, Texas market were classified as assets held for sale as of June 30, 2006 and were no longer being depreciated or amortized. Summarized balance sheet data for assets held for sale as of June 30, 2006 was as follows (in millions):

Property and equipment, net	$2.5
Land	0.5
Other intangibles subject to amortization, net	0.4
FCC licenses	69.6

$73.0

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. In the definitive agreement to sell the Dallas radio assets, the sales price was less than the carrying value, which indicated that other radio assets might be impaired. As a result of the pending sale of the Dallas radio assets, the Company decided to conduct a valuation of the radio reporting unit for the purpose of determining whether any impairment existed.

The valuation of the fair value of the radio reporting unit was primarily determined by combining radio properties into market clusters and using two different discounted cash flow models for the valuation. The assumptions in the models were based on the station’s projected ability to serve its market based on its signal coverage of the market or on the Company’s actual historical results and expected future cash flows. In order to corroborate the fair market values estimated by the discounted cash flow analysis, the valuation considered recent comparable sales for each market cluster. Based on the assumptions and projections, the radio reporting unit’s fair value was less than its carrying value as of June 30, 2006. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company recognized an impairment loss of $156.2 million relating to goodwill and $33.5 million relating to FCC licenses in the Dallas and Denver markets.

The impairment of goodwill and the Denver FCC licenses was primarily related to a general slowing of growth in the radio industry over recent quarters. The impairment of the Dallas FCC licenses was primarily related to increased competition and a general slowing of growth in the radio industry over recent quarters resulting in the write-down of the assets of the Dallas market to fair value based on the pending sale.

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

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 7.01% at June 30, 2006. As of June 30, 2006, $498 million of the term loan was outstanding.

The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on leverage covenants. As of June 30, 2006, $3 million of the revolving facility was outstanding and $145 million was available under the revolving facility for future borrowings. The Company had approximately $2 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage.

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

The syndicated bank credit facility contains a mandatory prepayment clause, triggered in the event that (i) the proceeds of certain asset dispositions are not utilized as provided under the syndicated bank credit facility within 18 months of such disposition; (ii) insurance or condemnation proceeds are not utilized as provided under the syndicated bank credit facility within 360 days following receipt thereof; or (iii) the proceeds from capital contributions or equity offerings are not utilized to acquire businesses or properties relating to radio, television and outdoor advertising within 360 days following such capital contribution or equity offering. In addition, if the Company incurs certain additional indebtedness, then 100% of such proceeds must be used to reduce the outstanding loan balance; and if the Company has excess cash flow, as defined in the syndicated bank credit facility, in any year starting in 2006, then 75% of such excess cash flow must be used to reduce the outstanding loan balance.

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

Derivative Instruments

As of June 30, 2006, the Company had three interest rate swap agreements with a $466 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes the margin of 1.50%. It is expected that as the notional amount of the interest rate swap agreements decline, the term loan amounts will continue to exceed the notional amounts of the interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of June 30, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and as a result, changes in their fair values are reflected currently in earnings. At June 30, 2006, the fair value of the interest rate swap agreements was $12.7 million and is classified as other assets on the balance sheet.

SFAS 133 requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of June 30, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, the fair value is classified as other assets on the Company’s balance sheet and as a reduction of interest expense on the Company’s statements of operations. For the three- and six-month periods ended June 30, 2006, the Company recognized a reduction of $3.6 million and $9.0 million, respectively, of interest expense related to the increase in fair value of the interest rate swap agreements.

Recent Accounting Pronouncement

In July 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

3. SEGMENT INFORMATION

The Company operates in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising.

Television Broadcasting

The Company owns and/or operates 48 primary television stations located primarily in the southwestern United States, consisting primarily of Univision affiliates.

Radio Broadcasting

The Company owns and operates 53 radio stations (41 FM and 12 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Outdoor Advertising

The Company owns approximately 10,700 outdoor advertising faces located primarily in Los Angeles and New York.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and loss (gain) on sale of assets. There were no significant sources of revenue generated outside the United States during the three-month periods ended June 30, 2006 and 2005. The Company evaluates the performance of its operating segments based on the following (unaudited; in thousands):

	Three-Month Period Ended June 30,			Six-Month Period Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Net Revenue
Television	$43,336	$38,756	12%	$77,374	$69,515	11%
Radio	26,211	27,212	(4)%	45,367	46,987	(3)%
Outdoor	9,742	9,141	7%	16,467	15,761	4%

Consolidated	79,289	75,109	6%	139,208	132,263	5%

Direct operating expenses
Television	15,711	14,632	7%	29,995	27,961	7%
Radio	9,288	9,964	(7)%	17,711	18,250	(3)%
Outdoor	6,387	5,981	7%	12,337	11,671	6%

Consolidated	31,386	30,577	3%	60,043	57,882	4%

Selling, general and administrative expenses
Television	5,258	5,384	(2)%	11,675	11,177	4%
Radio	6,006	5,932	1%	11,253	11,750	(4)%
Outdoor	1,399	1,270	10%	2,573	2,365	9%

Consolidated	12,663	12,586	1%	25,501	25,292	1%

Depreciation and amortization
Television	3,668	3,833	(4)%	7,406	7,544	(2)%
Radio	1,835	2,198	(17)%	3,679	4,541	(19)%
Outdoor	5,692	5,589	2%	11,133	10,967	2%

Consolidated	11,195	11,620	(4)%	22,218	23,052	(4)%

Segment operating profit (loss)
Television	18,699	14,907	25%	28,298	22,833	24%
Radio	9,082	9,118	(0)%	12,724	12,446	2%
Outdoor	(3,736)	(3,699)	1%	(9,576)	(9,242)	4%

Consolidated	24,045	20,326	18%	31,446	26,037	21%

Corporate expenses	4,387	4,285	2%	9,294	8,653	7%
(Gain) loss on sale of assets	1,656	—	*	(17,652)	—	*
Impairment charge	189,661	—	*	189,661	—	*

Operating income (loss)	$(171,659)	$16,041	*	$(149,857)	$17,384	*

Capital expenditures
Television	$5,006	$4,174		$9,061	$6,464
Radio	878	716		1,745	1,545
Outdoor	498	426		1,286	873

Consolidated	$6,382	$5,316		$12,092	$8,882

Total assets
Television	$466,625	$428,636
Radio	794,195	1,054,978
Outdoor	186,332	207,094

Consolidated	$1,447,152	$1,690,708

*	Percentage not meaningful.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 75% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising. Our net revenue for the three-month period ended June 30, 2006 was $79.3 million. Of that amount, revenue generated by our television segment accounted for 55%, revenue generated by our radio segment accounted for 33% and revenue generated by our outdoor segment accounted for 12%.

As of the date of filing this report, we own and/or operate 48 primary television stations that are located primarily in the southwestern United States. We own and operate 53 radio stations (41 FM and 12 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 10,700 advertising faces located primarily in Los Angeles and New York.

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

Our primary expenses are employee compensation, including commissions paid to our sales staffs and national representative firms, as well as expenses for marketing, promotion and selling, technical, local programming, engineering, leasing, general and administrative, depreciation and amortization and impairment. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets.

Highlights

Despite continuing competition for advertising revenue among broadcasters and between the broadcast industry and other media, we experienced growth for the second quarter of 2006, and net revenue of $79.3 million.

Our television segment led our success again in the second quarter of 2006, generating $43.3 million in net revenue as we continued to sustain solid ratings across this segment. Our television results were driven by continued growth in our top advertising categories, including automotive, services, telecommunications and fast-food restaurants. We continue to enjoy significant revenue growth from our television stations located in markets with rapidly growing Hispanic populations, such as Las Vegas, Monterey, Palm Springs, El Centro, Reno, Midland-Odessa, Lubbock, San Angelo, Santa Barbara and Washington, D.C., each of which experienced greater than 15% net revenue growth in the second quarter of 2006.

Our radio segment also had a solid second quarter of 2006, contributing $26.2 million in net revenue as we concentrated our efforts on local sales, which accounted for 77% of total sales in the second quarter of 2006. Our success was partly due to the addition of our third network format, “José: Toca lo Que Quiere” (“plays what he wants”), which features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present. Our “José: Toca lo que Quiere” format debuted in October 2005, and is currently broadcast on seven stations in seven markets.

In addition, in February 2006, we began broadcasting “Piolin por la Mañana,” one of the highest-rated Spanish-language radio programs in the country, in eight markets, and have seen solid ratings growth in all of these markets where ratings have been released. In a key demographic, adults 18 to 34, “Piolin Por La Mañana” is rated number one in any language in Denver, Palm Springs and Stockton, and it is rated number one in Spanish in Sacramento and Modesto. We also generated $2.1 million of gross revenue in the second quarter of 2006 from advertising sponsorships of our broadcasts of 2006 FIFA World Cup matches on our radio stations in Los Angeles, Las Vegas, Dallas and El Paso.

In addition, we continued our strategy of divesting assets in markets where we did not see the opportunity to grow to scale and build out full clusters. For example, in January 2006 we disposed of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, and in August 2006 we entered into a definitive agreement to sell the assets of radio stations serving the Dallas, Texas market. This strategy allows us to redeploy capital to markets with greater growth and earnings potential and has allowed us to pay for the repurchase of certain shares of our Class U common stock.

Our outdoor segment contributed $9.7 million of our net revenue in the second quarter of 2006, and benefited from continuing overall demand for outdoor advertising in New York and Los Angeles. In addition, increased local sales played a key role in the growth of our outdoor advertising operations in the second quarter of 2006. We have made a concerted effort to strengthen the staffing and training of our local sales force, and we anticipate that this focus will continue throughout 2006. We also continue to grow our transit advertising operations. In May 2006, we entered into a five-year agreement with the Hillsborough Transit Authority to sell advertising on municipal buses in the Tampa, Florida market. We believe that expanding our transit advertising creates opportunities to provide broader advertising coverage for national advertisers.

Acquisitions and Dispositions

In January 2006, we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision, for $90 million. The full amount of the purchase price was paid in the form of 12,573,871 shares of our Class U common stock held by Univision based on the ten-day volume weighted average share price of $7.1577 between December 15, 2005 and December 29, 2005. We realized a gain on sale of $10.5 million, net of tax of $7 million. We had a loss of approximately $1.7 million in the second quarter of 2006 related to the closure of the San Francisco/San Jose facility. The assets sold do not constitute a component set under SFAS No. 144 (“SFAS 144”); therefore, there is no presentation of discontinued operations.

The assets in the San Francisco/San Jose, California market were classified as assets held for sale as of December 31, 2005 and were no longer being depreciated or amortized. Summarized balance sheet data for assets held for sale as of December 31, 2005 was as follows (in millions):

Property and equipment, net	$1.8
Land	4.9
Other intangibles subject to amortization, net	2.5
FCC licenses not subject to amortization	60.3

$69.5

We evaluated the transferred set of activities, assets, inputs, outputs and processes in the foregoing acquisition and disposition and determined that the acquisition and disposition did not constitute a business.

In May 2006, we entered into a definitive agreement to sell the assets of radio station KZLZ-FM serving the Tucson, Arizona market for approximately $4.8 million. The assets sold do not constitute a component set under SFAS 144; therefore, there is no presentation of discontinued operations. The assets of $3.3 million for the Tucson, Arizona market were classified as assets held for sale as of June 30, 2006 and were no longer being depreciated or amortized. This transaction is currently expected to close during the third quarter of 2006.

In August 2006, we entered into a definitive agreement to sell the assets of all of our radio stations serving the Dallas, Texas market for $95 million. As of June 30, 2006, we determined that the plan of sale criteria in SFAS 144 had been met. The carrying value of the assets has been adjusted to fair value less costs to sell, resulting in an impairment charge of $16 million, net of tax of $11 million. The assets sold do not constitute a component set under SFAS 144; therefore, there is no presentation of discontinued operations. This transaction is currently expected to close during the fourth quarter of 2006.

The assets in the Dallas, Texas market were classified as assets held for sale as of June 30, 2006 and were no longer being depreciated or amortized. Summarized balance sheet data for assets held for sale as of June 30, 2006 was as follows (in millions):

Property and equipment, net	$2.5
Land	0.5
Other intangibles subject to amortization, net	0.4
FCC licenses	69.6

$73.0

Impairment

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. In the definitive agreement to sell the Dallas radio assets, the sales price was less than the carrying value, which indicated that other radio assets might be impaired. As a result of the pending sale of the Dallas radio assets, we decided to conduct a valuation of the radio reporting unit for the purpose of determining whether any impairment existed.

The valuation of the fair value of our radio reporting unit was primarily determined by combining radio properties into market clusters and using two different discounted cash flow models for the valuation. The assumptions in the models were based on the station’s projected ability to serve its market based on its signal coverage of the market or on our actual historical results and expected future cash flows. In order to corroborate the fair market values estimated by the discounted cash flow analysis, the valuation considered recent comparable sales for each market cluster. Based on the assumptions and projections, the radio reporting unit’s fair value was less than its carrying value as of June 30, 2006. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we recognized an impairment loss of $156.2 million relating to goodwill and $33.5 million relating to FCC licenses in the Dallas and Denver markets.

The impairment of goodwill and the Denver FCC licenses was primarily related to a general slowing of growth in the radio industry over recent quarters. The impairment of the Dallas FCC licenses was primarily related to increased competition and a general slowing of growth in the radio industry over recent quarters resulting in the write-down of the assets of the Dallas market to fair value based on the pending sale.

Relationship with Univision

Univision currently owns approximately 15% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company will not exceed 10% by March 26, 2009.

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

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Operations. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the three-month period ended June 30, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

As a result of adopting SFAS 123R, our operating income, income before income taxes and net income applicable to common stockholders for the three-month period ended June 30, 2006 are $0.5 million, $0.5 million and $0.3 million lower, respectively, than if we had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Our operating income, income before income taxes and net income applicable to common stockholders for the six-month period ended June 30, 2006 are $1.0 million, $1.0 million and $0.6 million lower, respectively, than if we had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Basic and diluted earnings per share for the three- and six-month periods ended June 30, 2006 would not have changed if we had not adopted SFAS 123R.

Stock-based compensation expense related to our employee stock option plans was $0.4 million and $0.9 million for the three- and six-month periods ended June 30, 2006, respectively.

As of June 30, 2006, there was approximately $1.3 million of total unrecognized compensation expense related to our employee stock option plans that is expected to be recognized over a weighted-average period of 1.2 years.

Employee Stock Purchase Plan

On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their compensation withheld to purchase shares during each offering period. There are two offering periods annually under the Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. The purchase price of the stock is 85% of the lower of the day preceding the beginning-of-period or end-of-period closing market price. Since the inception of the Purchase Plan through June 30, 2006, 511,201 shares have been purchased. Stock-based compensation expense related to the Purchase Plan for the three- and six-month periods ended June 30, 2006 was $70 thousand and $108 thousand, respectively.

Non-Employee Stock-Based Compensation

Prior to May 1, 2006 we accounted for stock-based compensation expense related to the fair value of stock options granted to nonemployee service providers as liabilities, based on the Black-Scholes option pricing model on the date of grant and remeasured at each reporting date pursuant to the provisions of Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). On May 1, 2006, we entered into an amendment to the 2004 Plan that resulted in the reclassification of the fair value of vested stock options granted to nonemployee service providers previously classified as liabilities to equity as additional paid-in capital. The aggregate fair value of vested nonemployee stock-based awards reclassified to equity at the amendment date was $2.5 million. Beginning on May 1, 2006, we account for stock-based compensation expense related to the fair value of unvested stock options granted to nonemployee service providers as equity, based on the Black-Scholes option pricing model as the underlying options vest, in accordance with the provisions of FAS 123R and EITF 96-18.

For the three-month periods ended June 30, 2006 and 2005, we recognized $(0.3) million and $0.1 million of nonemployee stock-based compensation for nonemployee stock option awards, respectively. For the six-month periods ended June 30, 2006 and 2005, we recognized $0.8 million and $0.4 million of nonemployee stock-based compensation for nonemployee stock option awards, respectively.

Recent Accounting Pronouncement

In July 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). The interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Three- and Six-Month Periods Ended June 30, 2006 and 2005

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2006 and 2005 (unaudited; in thousands):

	Three-Month Period Ended June 30,		% Change	Six-Month Period Ended June 30,		% Change
	2006	2005		2006	2005
Statements of Operations Data:
Net revenue	$79,289	$75,109	6%	$139,208	$132,263	5%
Direct operating expenses	31,386	30,577	3%	60,043	57,882	4%
Selling, general and administrative expenses	12,663	12,586	1%	25,501	25,292	1%
Corporate expenses	4,387	4,285	2%	9,294	8,653	7%
(Gain) loss on sale of assets	1,656	—	*	(17,652)	—	*
Depreciation and amortization	11,195	11,620	(4)%	22,218	23,052	(4)%
Impairment charge	189,661	—	*	189,661	—	*

	250,948	59,068	325%	289,065	114,879	152%

Operating income (loss)	(171,659)	16,041	*	(149,857)	17,384	*
Interest expense	(4,344)	(8,535)	(49)%	(6,837)	(16,716)	(59)%
Interest income	93	213	(56)%	757	361	110%

Income (loss) before income taxes	(175,910)	7,719	*	(155,937)	1,029	*
Income tax benefit (expense)	7,832	(3,453)	*	171	(1,091)	*

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(168,078)	4,266	*	(155,766)	(62)	*
Equity in net income (loss) of nonconsolidated affiliate	80	(35)	*	(113)	(195)	(42)%

Net income (loss)	$(167,998)	$4,231	*	$(155,879)	$(257)	*

Other Data:
Capital asset and intangible expenditures	$6,345	$19,041	(67)%	$12,811	$27,166	(53)%
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				$46,010	$40,823	13%
Net cash provided by operating activities				$19,547	$14,022	39%
Net cash used in investing activities				$(16,083)	$(27,129)	(41)%
Net cash used in financing activities				$(48,816)	$(391)	*

*	Percentage not meaningful.
(1)	Consolidated adjusted EBITDA means operating income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash stock-based compensation, non-cash impairment loss, loss (gain) on sale of assets and syndication programming amortization and does include syndication programming payments. The definition of operating income (loss), and thus consolidated adjusted EBITDA, excludes equity in net earnings (loss) of nonconsolidated affiliates.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.5 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of June 30): 2006, 4.8 to 1; 2005 5.3 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our new syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash (gain) loss on sale of assets, non-cash depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation awards and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (unaudited; in thousands):

	Six-Month Period Ended June 30,
	2006	2005
Consolidated adjusted EBITDA (1)	$46,010	$40,823

Interest expense	(6,837)	(16,716)
Interest income	757	361
Income tax (expense) benefit	171	(1,091)
Amortization of syndication contracts	(56)	(30)
Payments on syndication contracts	50	—
Gain on sale of assets	17,652	—
Non-cash stock-based compensation included in direct operating expenses	(119)	—
Non-cash stock-based compensation included in selling, general and administrative expenses	(659)	(49)
Non-cash stock-based compensation included in corporate expenses	(856)	(308)
Depreciation and amortization	(22,218)	(23,052)
Impairment charge	(189,661)	—

Net loss before equity in net loss of nonconsolidated affiliates	(155,766)	(62)
Equity in net loss of nonconsolidated affiliates	(113)	(195)

Net loss	(155,879)	(257)

Depreciation and amortization	22,218	23,052
Impairment charge	189,661	—
Deferred income taxes	(2,431)	219
Amortization of debt issue costs	200	1,196
Amortization of syndication contracts	56	30
Payments on syndication contracts	(50)	—
Equity in net loss of nonconsolidated affiliate	113	195
Non-cash stock-based compensation	1,635	357
Gain on sale of media properties and other assets	(17,661)	—
Change in fair value of interest rate swap agreements	(8,960)	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(3,820)	(8,487)
Increase in prepaid expenses and other assets	(856)	(1,769)
Decrease in accounts payable, accrued expenses and other liabilities	(4,679)	(514)

Cash flows from operating activities	$19,547	$14,022

Consolidated Operations

Net Revenue. Net revenue increased to $79.3 million for the three-month period ended June 30, 2006 from $75.1 million for the three-month period ended June 30, 2005, an increase of $4.2 million. Excluding the net revenue contributed during the second quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, net revenue would have increased by $6.1 million during the three-month period ended June 30, 2006. Of the overall increase, $4.6 million came from our television segment. The increase from this segment was primarily attributable to an increase in both local and national advertising sales, primarily attributable to an increase in advertising rates. Additionally, $0.6 million of the overall increase was from our outdoor segment, primarily attributable to revenue associated with the expansion of our outdoor division in Tampa, as well as an increase in local and national advertising sales. The overall increase was partially offset by a $1.0 million decrease in our radio net revenue. The decrease was primarily attributable to a decrease in net revenue of $1.9 million from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in advertising rates.

Net revenue increased to $139.2 million for the six-month period ended June 30, 2006 from $132.3 million for the six-month period ended June 30, 2005, an increase of $6.9 million. Excluding the net revenue contributed during the first and second quarters of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, net revenue would have increased by $10.1 million during the six-month period ended June 30, 2006. Of the overall increase, $7.8 million came from our television segment. The increase from this segment was primarily attributable to an increase in both local and national advertising sales, primarily attributable to an increase in advertising rates. Additionally, $0.7 million of the overall increase was from our outdoor segment, primarily attributable to revenue associated with the expansion of our outdoor division in Tampa and Sacramento, as well as an increase in local and national advertising sales. The overall increase was partially offset by a $1.6 million decrease in our radio net revenue. The decrease was primarily attributable to a decrease in net revenue of $3.2 million from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in advertising rates.

We currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to continue to increase our rates, resulting in continued increases in net revenue in future periods.

Direct Operating Expenses. Direct operating expenses increased to $31.4 million for the three-month period ended June 30, 2006 from $30.6 million for the three-month period ended June 30, 2005, an increase of $0.8 million. Excluding the direct operating expenses incurred during the second quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, direct operating expenses would have increased by $1.6 million during the three-month period ended June 30, 2006. Of the overall increase, $1.1 million came from our television segment. The increase from this segment was primarily attributable to an increase in national representation fees and other sales expenses associated with the increase in net revenue. Additionally, $0.4 million of the overall increase came from our outdoor segment and was primarily attributable to higher lease rents for our billboard locations and the expansion of our outdoor division in Tampa. The overall increase was partially offset by a $0.7 million decrease in our radio direct operating expenses. The decrease was primarily attributable to a decrease in direct operating expenses from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in commissions and other sales-related expenses associated with the increase in net revenue of the radio stations we currently own and operate. As a percentage of net revenue, direct operating expenses decreased to 40% for the three-month period ended June 30, 2006 from 41% for the three-month period ended June 30, 2005. Direct operating expenses as a percentage of net revenue decreased because direct operating expenses increases were outpaced by increases in net revenue.

Direct operating expenses increased to $60.0 million for the six-month period ended June 30, 2006 from $57.9 million for the six-month period ended June 30, 2005, an increase of $2.1 million. Excluding the direct operating expenses incurred during the first and second quarters of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, direct operating expenses would have increased by $3.5 million during the six-month period ended June 30, 2006. Of the overall increase, $2.0 million came from our television segment. The increase from this segment was primarily attributable to an increase in national representation fees and other sales expenses associated with the increase in net revenue. Additionally, $0.6 million of the overall increase came from our outdoor segment and was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and Sacramento. The overall increase was partially offset by a $0.5 million decrease in our radio direct operating expenses. The decrease was primarily attributable to a decrease in direct operating expenses from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in commissions and other sales-related expenses associated with the increase in net revenue of the radio stations we currently own and operate, as well as expenses associated with radio stations KDLD-FM/KDLE-FM, which we began operating in the second quarter of 2005. As a percentage of net revenue, direct operating expenses decreased to 43% for the six-month period ended June 30, 2006 from 44% for the three-month period ended June 30, 2005. Direct operating expenses as a percentage of net revenue decreased because direct operating expenses increases were outpaced by increases in net revenue.

We currently anticipate that our direct operating expenses will continue to increase as our net revenue increases. However, we expect that net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $12.7 million for the three-month period ended June 30, 2006 from $12.6 million for the three-month period ended June 30, 2005, an increase of $0.1 million. Excluding the selling, general and administrative expenses incurred during the second quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, selling, general and administrative expenses would have increased by $0.5 million during the three-month period ended June 30, 2006. Of the overall increase, a $0.1 million increase came from our radio segment. The increase from this segment was primarily attributable to increased promotional spending, partially offset by a decrease in selling, general and administrative expenses from our San Francisco/San Jose radio stations sold. Additionally, $0.1 million of the overall increase was from the outdoor segment, primarily attributable to expenses associated with the expansion of our outdoor division in Tampa. The overall increase was partially offset by a $0.1 million decrease in television selling, general and administrative expenses. The decrease from this segment was primarily attributable to decreased non-cash stock-based compensation of $0.1 million. As a percentage of net revenue, selling, general and administrative expenses decreased to 16% for the three-month period ended June 30, 2006 from 17% for the three-month period ended June 30, 2005. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses increases were outpaced by increases in net revenue.

Selling, general and administrative expenses increased to $25.5 million for the six-month period ended June 30, 2006 from $25.3 million for the six-month period ended June 30, 2005, an increase of $0.2 million. Excluding the selling, general and administrative expenses incurred during the first and second quarters of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, selling, general and administrative expenses would have increased by $1.1 million during the six-month period ended June 30, 2006. Excluding the non-cash stock-based compensation increase of $0.6 million, selling, general and administrative expenses would have decreased by $0.5 million during the six-month period ended June 30, 2006. Of the overall increase, $0.5 million came from our television segment. The increase from this segment was primarily attributable to increased non-cash stock-based compensation of $0.5 million. Additionally, $0.2 million of the overall increase was from the outdoor segment, primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and Sacramento. The overall increase was partially offset by a $0.5 million decrease in radio selling, general and administrative expenses. The decrease from this segment was primarily attributable to a decrease in selling, general and administrative expenses from our San Francisco/San Jose radio stations sold, partially offset by increased promotional spending. As a percentage of net revenue, selling, general and administrative expenses decreased to 18% for the six-month period ended June 30, 2006 from 19% for the six-month period ended June 30, 2005. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses increases were outpaced by increases in net revenue.

We currently anticipate that our selling, general and administrative expenses will continue to increase. However, we expect that net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will continue to decrease in future periods.

Corporate Expenses. Corporate expenses increased to $4.4 million for the three-month period ended June 30, 2006 from $4.3 million for the three-month period ended June 30, 2005, an increase of $0.1 million. The increase was primarily attributable to increased non-cash stock-based compensation of $0.1 million. As a percentage of net revenue, corporate expenses remained unchanged at 6% for each of the three-month periods ended June 30, 2006 and 2005. Excluding the non-cash stock-based compensation, corporate expenses as a percentage of net revenue decreased to 5% for the three-month period ended June 30, 2006 from 6% for the three-month period ended June 30, 2005. Excluding the non-cash stock-based compensation, corporate expenses as a percentage of net revenue decreased because corporate expenses remained relatively flat while net revenue increased.

Corporate expenses increased to $9.3 million for the six-month period ended June 30, 2006 from $8.7 million for the six-month period ended June 30, 2005, an increase of $0.6 million. The increase was primarily attributable to increased non-cash stock-based compensation of $0.5 million. The remaining increase of $0.1 million was primarily attributable to increased rent and higher wages and expenses associated with our compliance with the Sarbanes-Oxley Act of 2002, including internal controls. As a percentage of net revenue, corporate expenses remained unchanged at 7% for each of the six-month periods ended June 30, 2006 and 2005.

We currently anticipate that our corporate expenses will continue to increase, primarily due to recording non-cash stock-based compensation in corporate expense in 2006 to comply with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). However, we expect that net revenue increases will outpace corporate expense increases such that corporate expenses as a percentage of net revenue will remain constant or decrease in future periods.

Gain (Loss) on Sale of Assets. The loss on sale of assets was $1.7 million for the three-month period ended June 30, 2006, primarily attributable to the closure of the San Francisco/San Jose facility. The gain on sale of assets was $17.7 million for the six-month period ended June 30, 2006. The gain was primarily attributable to the gain on sale of the radio assets in the San Francisco/San Jose market.

Depreciation and Amortization. Depreciation and amortization decreased to $11.2 million for the three-month period ended June 30, 2006 from $11.6 million for the three-month period ended June 30, 2005, a decrease of $0.4 million. Depreciation and amortization decreased to $22.2 million for the six-month period ended June 30, 2006 from $23.1 million for the six-month period ended June 30, 2005, a decrease of $0.9 million. The decreases for the three- and six-month periods ended June 30, 2006 were primarily attributable to lower depreciation and amortization due to the sale of the radio assets in the San Francisco/San Jose market in January 2006.

Impairment Charge: The impairment charge of $189.7 million for the three- and six-month periods ended June 30, 2006 was a result of a $156.2 million impairment of goodwill in our radio segment and a $33.5 million impairment of our radio FCC licenses.

Operating Income (loss). As a result of the above factors, operating loss was $171.7 million for the three-month period ended June 30, 2006, compared to operating income of $16.0 million for the three-month period ended June 30, 2005. As a result of the above factors, operating loss was $149.9 million for the six-month period ended June 30, 2006, compared to operating income of $17.4 million for the six-month period ended June 30, 2005.

Interest Expense. Interest expense decreased to $4.3 million for the three-month period ended June 30, 2006 from $8.5 million for the three-month period ended June 30, 2005, a decrease of $4.2 million. The decrease was primarily attributable to the increase in the fair value of our interest rate swap agreements of $3.6 million. Additionally, the decrease was attributable to lower interest rates on the bank credit facility in the current year compared to higher interest rates on the senior subordinated notes in the prior year.

Interest expense decreased to $6.8 million for the six-month period ended June 30, 2006 from $16.7 million for the six-month period ended June 30, 2005, a decrease of $9.9 million. The decrease was primarily attributable to the increase in the fair value of our interest rate swap agreements of $9.0 million. Additionally, the decrease was attributable to lower interest rates on the bank credit facility in the current year compared to higher interest rates on the senior subordinated notes in the prior year.

Income Tax Expense. Our expected tax rate is approximately 40% of pre-tax income or loss, adjusted for permanent tax differences. As described above, we recognized a $156.2 million impairment of goodwill for the three- and six-month periods ended June 30, 2006. Approximately $144.3 million of the $156.2 million impairment of goodwill is not deductible for tax purposes. As a result, no tax benefit was recorded for the related impairment of goodwill that is not deductible for tax purposes. The decrease in the effective tax rate is primarily attributable to the impairment of goodwill that is not deductible for tax purposes.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $43.3 million for the three-month period ended June 30, 2006 from $38.8 million for the three-month period ended June 30, 2005, an increase of $4.5 million. Of the overall increase, $3.8 million was attributable to our Univision stations and $0.7 million was attributable to our other stations. The overall increase was attributable to an increase in both local and national advertising sales, primarily due to an increase in advertising rates.

Net revenue in our television segment increased to $77.4 million for the six-month period ended June 30, 2006 from $69.5 million for the six-month period ended June 30, 2005, an increase of $7.9 million. Of the overall increase, $6.6 million was attributable to our Univision stations and $1.3 million was attributable to our other stations. The overall increase was attributable to an increase in both local and national advertising sales, primarily due to an increase in advertising rates.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.7 million for the three-month period ended June 30, 2006 from $14.6 million for the three-month period ended June 30, 2005, an increase of $1.1 million. The increase was primarily attributable to an increase in national representation fees and other sales expenses associated with the increase in net revenue.

Direct operating expenses in our television segment increased to $30.0 million for the six-month period ended June 30, 2006 from $28.0 million for the six-month period ended June 30, 2005, an increase of $2.0 million. The increase was primarily attributable to an increase in national representation fees and other sales expenses associated with the increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $5.3 million for the three-month period ended June 30, 2006 from $5.4 million for the three-month period ended June 30, 2005, a decrease of $0.1 million. The decrease was primarily attributable to decreased non-cash stock-based compensation of $0.1 million.

Selling, general and administrative expenses in our television segment increased to $11.7 million for the six-month period ended June 30, 2006 from $11.2 million for the six-month period ended June 30, 2005, an increase of $0.5 million. The increase was primarily attributable to increased non-cash stock-based compensation of $0.5 million.

Radio

Net Revenue. Net revenue in our radio segment decreased to $26.2 million for the three-month period ended June 30, 2006 from $27.2 million for the three-month period ended June 30, 2005, a decrease of $1.0 million. Excluding the net revenue contributed during the second quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, net revenue would have increased by $0.9 million during the three-month period ended June 30, 2006. The decrease was primarily attributable to a decrease in net revenue from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in advertising rates.

Net revenue in our radio segment decreased to $45.4 million for the six-month period ended June 30, 2006 from $47.0 million for the six-month period ended June 30, 2005, a decrease of $1.6 million. Excluding the net revenue contributed during the first and second quarters of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, net revenue would have increased by $1.5 million during the six-month period ended June 30, 2006. The decrease was primarily attributable to a decrease in net revenue from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in advertising rates, as well as revenue associated with radio stations KDLD-FM/KDLE-FM, which we began operating in the second quarter of 2005.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $9.3 million for the three-month period ended June 30, 2006 from $10.0 million for the three-month period ended June 30, 2005, a decrease of $0.7 million. Excluding the direct operating expenses incurred during the second quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, direct operating expenses would have increased by $0.1 million during the three-month period ended June 30, 2006. The decrease was primarily attributable to a decrease in direct operating expenses from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in commissions and other sales-related expenses associated with the increase in net revenue of the radio stations we currently own and operate.

Direct operating expenses in our radio segment decreased to $17.7 million for the six-month period ended June 30, 2006 from $18.3 million for the six-month period ended June 30, 2005, a decrease of $0.6 million. Excluding the direct operating expenses incurred during the first and second quarters of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, direct operating expenses would have increased by $0.8 million during the six-month period ended June 30, 2006. The decrease was primarily attributable to a decrease in direct operating expenses from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in commissions and other sales-related expenses associated with the increase in net revenue of the radio stations we currently own and operate, as well as expenses associated with radio stations KDLD-FM/KDLE-FM, which we began operating in the second quarter of 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $6.0 million for the three-month period ended June 30, 2006 from $5.9 million for the three-month period ended June 30, 2005, an increase of $0.1 million. Excluding the selling, general and administrative expenses incurred during the second quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, selling, general and administrative expenses would have increased by $0.5 million during the three-month period ended June 30, 2006. The increase was primarily attributable to higher promotional spending, partially offset by a decrease in selling, general and administrative expenses from our San Francisco/San Jose radio stations that we sold.

Selling, general and administrative expenses in our radio segment decreased to $11.3 million for the six-month period ended June 30, 2006 from $11.8 million for the six-month period ended June 30, 2005, a decrease of $0.5 million. Excluding the selling, general and administrative expenses incurred during the first and second quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, selling, general and administrative expenses would have increased by $0.4 million during the six-month period ended June 30, 2006. The decrease was primarily attributable to a decrease in selling, general and administrative expenses from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in promotional spending.

Outdoor

Net Revenue. Net revenue in our outdoor segment increased to $9.7 million for the three-month period ended June 30, 2006 from $9.1 million for the three-month period ended June 30, 2005, an increase of $0.6 million. The increase was primarily attributable to revenue associated with the expansion of our outdoor division in Tampa, as well as an increase in local and national advertising sales.

Net revenue in our outdoor segment increased to $16.5 million for the six-month period ended June 30, 2006 from $15.8 million for the six-month period ended June 30, 2005, an increase of $0.7 million. The increase was attributable to revenue associated with the expansion of our outdoor division in Tampa and Sacramento, as well as an increase in local and national advertising sales.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $6.4 million for the three-month period ended June 30, 2006 from $6.0 million for the three-month period ended June 30, 2005, an increase of $0.4 million. The increase was primarily attributable to higher lease rents for our billboard locations and the expansion of our outdoor division in Tampa.

Direct operating expenses in our outdoor segment increased to $12.3 million for the six-month period ended June 30, 2006 from $11.7 million for the six-month period ended June 30, 2005, an increase of $0.6 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and Sacramento.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment increased to $1.4 million for the three-month period ended June 30, 2006 from $1.3 million for the three-month period ended June 30, 2005, an increase of $0.1 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa.

Selling, general and administrative expenses in our outdoor segment increased to $2.6 million for the six-month period ended June 30, 2006 from $2.4 million for the six-month period ended June 30, 2005, an increase of $0.2 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and Sacramento.

As a result of the adoption in July 2006 of Rule 49 by the City of New York regulating outdoor advertising companies, we may be required to remove advertising from some of our advertising faces. We do not expect Rule 49, if enacted as currently adopted, to have a material adverse effect on our net income in the foreseeable future.

Liquidity and Capital Resources

While we have had a history of operating losses in some periods and operating profits in other periods, we also have a history of generating significant positive cash flows from our operations. We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures and payments of principal and interest on outstanding indebtedness) with cash on hand, cash flows from operations and externally generated funds, such as proceeds from any debt or equity offering and our syndicated bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our syndicated bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

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

Syndicated Bank Credit Facility

In September 2005, we refinanced our former syndicated bank credit facility with a new $650 million senior secured syndicated bank credit facility, consisting of a 7  1/2-year $500 million term loan and a 6  1/2-year $150 million revolving facility. The term loan under the new syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance outstanding borrowings under our former syndicated bank credit facility, (ii) to complete a tender offer for our previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

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

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 7.01% at June 30, 2006. As of June 30, 2006, $498 million of our term loan was outstanding. See also the section entitled “Derivative Instruments” below.

Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of June 30, 2006, $3 million of our revolving facility was outstanding and $145 million was available under our revolving facility for future borrowings. We had approximately $2 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

Our syndicated bank credit facility contains customary events of default. If an event of default occurs and is continuing, we may be required to repay all amounts then outstanding under the syndicated bank credit facility. Lenders holding more than 50% of the loans and commitments under the syndicated bank credit facility may elect to accelerate the maturity of loans upon the occurrence and during the continuation of an event of default.

Our syndicated bank credit facility contains a mandatory prepayment clause, triggered in the event that (i) the proceeds of certain asset dispositions are not utilized as provided under the syndicated bank credit facility within 18 months of such disposition; (ii) insurance or condemnation proceeds are not utilized as provided under the syndicated bank credit facility within 360 days following receipt thereof; or (iii) the proceeds from capital contributions or equity offerings are not utilized to acquire businesses or properties relating to radio, television and outdoor advertising within 360 days following such capital contribution or equity offering. In addition, if we incur certain additional indebtedness, then 100% of such proceeds must be used to reduce our outstanding loan balance; and if we have excess cash flow, as defined in our syndicated bank credit facility, in any year starting in 2006, then 75% of such excess cash flow must be used to reduce our outstanding loan balance.

Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The covenants become increasingly restrictive in the later years of the syndicated bank credit facility. Our syndicated bank credit facility also requires us to maintain our FCC licenses for our broadcast properties and contains restrictions on the incurrence of additional debt, the payment of dividends, the making of acquisitions and the sale of assets over a certain limit. Additionally, we entered into three interest rate swap agreements because our leverage exceeded certain limits. See also the section entitled “Derivative Instruments” below.

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

Derivative Instruments

As of June 30, 2006, we had three interest rate swap agreements with a $466 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These interest rate swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. It is expected that as the notional amount of the interest rate swap agreements declines, the term loan amounts will continue to exceed the notional amount of the interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of June 30, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and as a result, changes in their fair values are reflected currently in earnings. At June 30, 2006, the fair value of the interest rate swap agreements was $12.7 million and is classified as other assets on our balance sheet.

SFAS 133 requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of June 30, 2006, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, the fair value is classified as other assets on the our balance sheet and as a reduction of interest expense on our statements of operations. For the three- and six month periods ended June 30, 2006, we recognized a reduction of $3.6 million and $9.0 million, respectively, in interest expense related to the increase in fair value of the interest rate swap agreements.

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

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $46.0 million for the six-month period ended June 30, 2006 from $40.8 million for the six-month period ended June 30, 2005, an increase of $5.2 million, or 13%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 33% for the six-month period ended June 30, 2006 from 31% for the six-month period ended June 30, 2005.

We currently anticipate that consolidated adjusted EBITDA will continue to increase in future periods as we believe that net revenue increases will continue to outpace increases in direct operating, selling, general and administrative and corporate expenses.

Consolidated adjusted EBITDA means operating income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash stock-based compensation, non-cash impairment loss, loss (gain) on sale of assets and syndication programming amortization and does include syndication programming payments. The definition of operating income (loss), and thus consolidated adjusted EBITDA, excludes equity in net earnings (loss) of nonconsolidated affiliates.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.5 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of

June 30): 2006, 4.8 to 1; 2005 5.3 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our new syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash (gain) loss on sale of assets, non-cash depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation awards and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 21.

Cash Flow

Net cash flow provided by operating activities increased to $19.5 million for the six-month period ended June 30, 2006 from $14.0 million for the six-month period ended June 30, 2005. Although we had a net loss of $155.9 million, we had positive cash flow from operations. Our net loss was a primarily a result of non-cash expenses, including impairment charges of $189.7 million and depreciation and amortization of $22.2 million. We expect to have positive cash flow from operating activities in the third quarter of 2006.

Net cash flow used in investing activities was $16.1 million for the six-month period ended June 30, 2006, compared to $27.1 million for the six-month period ended June 30, 2005. During the six-month period ended June 30, 2006, we spent $17.4 million on net capital expenditures, acquisition of intangibles and deposits on acquisitions and collected $1.3 million on a note receivable. We expect to spend approximately $7.5 million on capital expenditures in the third quarter of 2006, including capital expenditures to complete construction of our digital television facilities. We expect to spend approximately $13.4 million in cash and use $9.9 million in deposits to purchase full power television construction permits in Derby, Kansas and Colorado Springs, Colorado, the assets of radio station KBOC-FM in Dallas, Texas and the assets of television station KNEZ-LP in Laredo, Texas. We expect to receive approximately $100 million when we complete the sale of radio assets in the Tucson, Arizona and Dallas, Texas markets in the third and fourth quarters of 2006.

Net cash flow used by financing activities was $48.8 million for the six-month period ended June 30, 2006, compared to $0.4 million for the six-month period ended June 30, 2005. During the six-month period ended June 30, 2006, we paid $51.1 million to repurchase seven million shares of our Class U common stock, made debt payments of $0.6 million and received net proceeds of $2.9 million from the exercise of stock options and from the sale of shares issued under our 2001 Employee Stock Purchase Plan. We do not currently anticipate repurchasing a material amount of our common stock in the near future.

We anticipate that our maintenance capital expenditures will be approximately $16 million in 2006. In addition to our maintenance capital expenditures, we anticipate that our digital television capital expenditures will be approximately $8 million. We anticipate paying for these capital expenditures by using net cash flow from operations.

As part of the mandated transition from analog to digital television, full-service television station owners may be required to stop broadcasting analog signals and to relinquish one of their paired analog-digital channels to the FCC at the end of 2006, if the market penetration of digital television receivers reaches certain congressionally-mandated levels by that time. We currently expect the cost to complete construction of digital television facilities for our remaining full-service television stations, for which extensions of time have been granted, will be approximately $2.8 million. In addition, we are required to broadcast separate digital and analog signals throughout this transition period. We currently anticipate that the incremental costs of broadcasting in digital and analog, including additional rent and higher electricity expense, will be approximately $1 million in 2006. We intend to finance the conversion to digital television by using net cash flow from operations.

The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions.

We continually review, and are currently reviewing, opportunities to acquire additional television and radio stations, as well as other broadcast or media opportunities targeting the Hispanic market in the United States. We expect to finance any future acquisitions through net cash flow from operations, borrowings under our syndicated bank credit facility and additional debt and equity financing. Any additional financing, if needed, might not be available to us on reasonable terms or at all. Any failure to raise capital when needed could seriously harm our business and our acquisition strategy. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our existing stockholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our Class A common stock.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 7.01% at June 30, 2006. As of June 30, 2006, $498 million of our term loan was outstanding. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of June 30, 2006, $145 million was available under the revolving facility for future borrowings. We had approximately $2 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of June 30, 2006, we had three interest rate swap agreements with a $466 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. We expect that as the notional amount of the interest rate swap agreements declines, our term loan amounts will continue to exceed the notional amount of our interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of June 30, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, changes in their fair values are reflected currently in earnings. At June 30, 2006, the fair value of the interest rate swap agreements was $12.7 million and is classified as other assets on our balance sheet.

SFAS 133 requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of June 30, 2006, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, the fair value is classified as other assets on the our balance sheet and as a reduction of interest expense on our statements of operations. For the three- and six-month periods ended June 30, 2006, we recognized a reduction of $3.6 million and $9.0 million, respectively, in interest expense related to the increase in fair value of the interest rate swap agreements.

We have converted a portion of our variable rate term loan into a fixed rate obligation at June 30, 2006. We expect that our loan amounts will continue to exceed the notional amount of the interest rate swap agreements. Based on our current outstanding debt, a 2% increase in the variable interest rate of our syndicated bank credit facility would be expected to increase interest expense by approximately $1.8 million over the next year. If the future interest yield curve decreases the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases the fair value of the interest rate swap agreements will increase and interest expense will decrease. Additionally, as the notional amount of the swap agreements decrease, the fair value of the interest rate swap agreements will decrease.

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

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/S/ JOHN F. DELORENZO
John F. DeLorenzo Executive Vice President, Treasurer and Chief Financial Officer

Date: August 9, 2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.