Form 10-Q
period 2006-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2006-11-09
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 6, 2006, there were 60,763,134 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 27,171,133 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 17,152,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2006

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,054	$65,610
Trade receivables (including related parties of $12 and $14), net of allowance for doubtful accounts of $5,220 and $5,073	70,095	61,215
Assets held for sale	81,208	69,454
Deferred income taxes	36,500	36,500
Prepaid expenses and other current assets (including related parties of $508 and $691)	7,236	7,164

Total current assets	216,093	239,943
Property and equipment, net	147,905	152,114
Intangible assets subject to amortization, net (including related parties of $35,382 and $37,122)	94,722	108,532
Intangible assets not subject to amortization	745,787	843,332
Goodwill	229,597	385,833
Other assets	14,810	13,405

Total assets	$1,448,914	$1,743,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$6,282	$6,333
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,294 and $2,802)	34,069	35,110

Total current liabilities	40,469	41,561
Long-term debt, less current maturities (including related parties of $4,000 and $5,000)	497,349	500,269
Other long-term liabilities	4,354	3,760
Deferred income taxes	168,945	168,636

Total liabilities	711,117	714,226

Commitments and contingencies (note 4)

Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2006 60,759,384; 2005 59,770,587	7	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2006 27,171,133 and 2005 27,678,533	3	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2006 17,152,729 and 2005 36,926,600	2	4
Additional paid-in capital	1,050,164	1,185,312
Accumulated deficit	(312,379)	(156,392)

	737,797	1,028,933
Treasury stock, Class A common stock, $0.0001 par value, 2006 and 2005 5,101 shares	—	—

Total stockholders’ equity	737,797	1,028,933

Total liabilities and stockholders’ equity	$1,448,914	$1,743,159

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2006	2005	2006	2005
Net revenue (including related parties of $150, $150, $450 and $450)	$78,309	$75,537	$217,517	$207,800

Expenses:
Direct operating expenses (including related parties of $3,299, $3,100, $9,336 and $8,493) (including non-cash stock-based compensation of $60, $0, $179 and $0)	31,921	31,244	91,964	89,125
Selling, general and administrative expenses (including non-cash stock-based compensation of $111, $33, $770 and $83)	13,805	13,351	39,306	38,645
Corporate expenses (including non-cash stock-based compensation of $290, $105, $1,146 and $413)	4,617	4,342	13,911	12,994
Gain on sale of assets	(1,408)	—	(19,060)	—
Depreciation and amortization (includes direct operating of $10,224, $10,538, $29,934 and $30,747; selling, general and administrative of $966, $1,011, $3,068 and $3,382; and corporate of $215, $221, $623 and $693) (including related parties of $580, $580, $1,740 and $1,740)	11,406	11,770	33,624	34,822
Impairment charge	—	—	189,661	—

	60,341	60,707	349,406	175,586

Operating income (loss)	17,968	14,830	(131,889)	32,214
Interest expense (including related parties of $73, $87, $243 and $286)	(14,393)	(7,796)	(21,230)	(24,512)
Interest income	61	201	818	562
Loss on debt extinguishment	—	(27,969)	—	(27,969)

Income (loss) before income taxes	3,636	(20,734)	(152,301)	(19,705)
Income tax (expense) benefit	(3,837)	7,915	(3,666)	6,823

Loss before equity in net income (loss) of nonconsolidated affiliate	(201)	(12,819)	(155,967)	(12,882)
Equity in net income (loss) of nonconsolidated affiliate (including non-cash stock-based compensation of $(1), $44, $88 and $121)	93	(1)	(20)	(196)

Net loss	$(108)	$(12,820)	$(155,987)	$(13,078)

Basic and diluted earnings per share:
Net loss per share, basic and diluted	$(0.00)	$(0.10)	$(1.46)	$(0.11)

Weighted average common shares outstanding, basic and diluted	105,069,157	124,323,711	106,534,521	124,268,943

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(155,987)	$(13,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,624	34,822
Impairment charge	189,661	—
Deferred income taxes	43	(7,980)
Amortization of debt issue costs	300	1,787
Amortization of syndication contracts	71	38
Payments on syndication contracts	(66)	—
Equity in net loss of nonconsolidated affiliate	20	196
Non-cash stock-based compensation	2,095	496
Gain on sale of media properties and other assets	(19,060)	(13)
Loss on debt extinguishment	—	27,969
Change in fair value of interest rate swap agreements	(2,672)	—
Changes in assets and liabilities:
Increase in accounts receivable	(7,493)	(7,636)
Increase in prepaid expenses and other assets	(346)	(3,247)
Decrease in accounts payable, accrued expenses and other liabilities	(2,820)	(4,787)

Net cash provided by operating activities	37,370	28,567

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	4,763	44
Purchases of property and equipment and intangibles	(35,966)	(32,750)
Deposits on acquisitions	106	—
Proceeds from collection of note receivable	1,288	—

Net cash used in investing activities	(29,809)	(32,706)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,257	1,219
Payments on long-term debt	(18,969)	(493,416)
Repurchase of Class U common stock	(52,514)	—
Proceeds from borrowings on long-term debt	16,000	500,000
Excess tax benefits from exercise of stock options	109	—
Payments of deferred debt and offering costs	—	(1,596)

Net cash (used in) provided by financing activities	(52,117)	6,207

Net (decrease) increase in cash and cash equivalents	(44,556)	2,068
Cash and cash equivalents:
Beginning	65,610	46,969

Ending	$21,054	$49,037

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$23,686	$29,242

Income taxes	$3,514	$1,158

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$34	$101
Intangibles included in accounts payable, accrued expenses and other liabilities	$551	$—
Sale of San Francisco/San Jose radio station assets in exchange for Class U common stock	$90,000	$—
Exchange of television assets in the McAllen, Texas market	$1,543	$—

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2006

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

Univision provides network compensation and acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended September 30, 2006 and 2005, the amount paid by the Company to Univision in this capacity was, $2.8 million and $2.4 million, respectively. During the nine-month periods ended September 30, 2006 and 2005, the amount paid by the Company to Univision in this capacity was, $7.8 million and $6.7 million, respectively.

Stock-Based Compensation

In May 2004, the Company adopted its 2004 Equity Incentive Plan (“2004 Plan”), which replaced its 2000 Omnibus Equity Incentive Plan (“2000 Plan”). The 2000 Plan had allowed for the award of up to 11,500,000 shares of Class A common stock. The 2004 Plan allows for the award of up to 10,000,000 shares of Class A common stock, plus any grants remaining available at its adoption date under the 2000 Plan. Awards under the 2004 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or restricted stock units. The 2004 Plan is administered by a committee appointed by the Board. This committee determines the type, number, vesting requirements and other features and conditions of such awards. Generally, stock options granted from the 2000 Plan have a contractual term of ten years from the date of the grant and vest over four or five years and stock options granted from the 2004 Plan have a contractual term of ten years from the date of the grant and vest over four years.

The 2004 Plan was amended by the Compensation Committee effective July 13, 2006 to (i) eliminate automatic option grants for non-employee directors, making any grants to such directors discretionary by the Compensation Committee and (ii) eliminate the three-year minimum vesting period for non-performance based restricted stock and restricted stock units, making the vesting period for such grants discretionary by the Compensation Committee.

The Company has issued stock options and restricted stock units to various employees and non-employee directors of the Company in addition to non-employee service providers under both the 2004 Plan and the 2000 Plan.

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

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Operations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the three- and nine month periods ended September 30, 2006 include: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as financing cash flows. For the nine-month period ended September 30, 2006, the total excess tax benefits reflected as a financing cash inflow was $0.1 million.

As a result of adopting SFAS 123R, the Company’s operating income, income before income taxes and net income applicable to common stockholders for the three-month period ended September 30, 2006 are $0.4 million, $0.4 million and $0.2 million, respectively, lower than if the Company had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. The Company’s operating income, income before income taxes and net income applicable to common stockholders for the nine-month period ended September 30, 2006 are $1.3 million, $1.3 million and $0.7 million, respectively, lower than if the Company had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2006 would not have changed if the Company had not adopted SFAS 123R.

Cash received from options exercised under all share-based payment arrangements for the nine-month period ended September 30, 2006 was $3.3 million.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements for the nine-month period ended September 30, 2006 was $0.1 million.

Stock Options

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

The fair value of each stock option granted or modified was estimated using the following weighted-average assumptions:

	Nine-Month Period Ended September 30,
	2006	2005
Expected volatility	54%	59%
Risk-free interest rate	4.7%	3.7%
Expected lives	6.5 years	6.0 years
Dividend rate	0.0	0.0

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	10,969	$10.75
Granted	—	—
Exercised	(44)	7.65
Forfeited or cancelled	(121)	14.72

Outstanding at March 31, 2006	10,804	10.79
Granted	—	—
Exercised	(276)	7.56
Forfeited or cancelled	(506)	12.07

Outstanding at June 30, 2006	10,022	10.81

Granted	—	—
Exercised	(9)	7.63
Forfeited or cancelled	(11)	10.30

Outstanding at September 30, 2006	10,002	$10.81	5.88	$938

Vested or expected to vest at September 30, 2006	9,975	$10.83	6.11	$917

Exercisable at September 30, 2006	9,676	$10.95	6.08	$691

The total intrinsic value of options exercised during the three- and nine-month periods ended September 30, 2006 was $7 thousand and $311 thousand, respectively.

Stock-based compensation expense related to the Company’s employee stock option plans was $0.3 million and $1.2 million for the three- and nine-month periods ended September 30, 2006, respectively.

As of September 30, 2006, there was approximately $1.0 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 0.7 years.

The following table illustrates the effect on net loss and net loss per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three- and nine-month periods ended September 30, 2005. (in thousands, except per share data):

	Three-Month Period Ended September 30, 2005	Nine-Month Period Ended September 30, 2005
Net loss
As reported	$(12,820)	$(13,078)
Add: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,427)	(7,281)

Pro forma net loss	$(15,247)	$(20,359)

Net loss per share, basic and diluted
As reported	$(0.10)	$(0.11)

Pro forma net loss per share, basic and diluted	$(0.12)	$(0.16)

Restricted Stock and Restricted Stock Units

The following is a summary of nonvested restricted stock and restricted stock units activity: (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at June 30, 2006	—	—

Granted	50	$8.00
Vested	—	—
Forfeited or cancelled	—	—

Nonvested at September 30, 2006	50	$8.00

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $0.1 million for the three- and nine-month periods ended September 30, 2006, respectively.

As of September 30, 2006, there was approximately $0.3 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 0.7 years

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”) provides that the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the ten calendar years beginning in 2002. All of the Company’s employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their compensation withheld to purchase shares during each offering period. There are two offering periods annually under the Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. The purchase price of the stock is 85% of the lower of the day preceding the beginning-of-period or end-of-period closing market price. Since the inception of the Purchase Plan through September 30, 2006, 574,005 shares have been purchased.

Stock-based compensation expense related to the Purchase Plan for the three- and nine-month periods ended September 30, 2006 was $60 thousand and $168 thousand, respectively.

Nonemployee Stock-Based Compensation

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

For the three-month periods ended September 30, 2006 and 2005, the Company recognized a reduction of $2 thousand and an increase of $182 thousand of nonemployee stock-based compensation for nonemployee stock option awards, respectively.

For the nine-month periods ended September 30, 2006 and 2005, the Company recognized $0.7 million and $0.6 million of nonemployee stock-based compensation for nonemployee stock option awards, respectively.

Loss Per Share

Basic loss per share is computed as net income applicable to common stockholders divided by weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and the Purchase Plan.

For the three-month periods ended September 30, 2006 and 2005, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. For the three-month period ended September 30, 2006, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive was 39,144 equivalent shares of stock options. For the three-month period ended September 30, 2005, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive was 232,992 equivalent shares of stock options.

For the nine-month periods ended September 30, 2006 and 2005, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. For the nine-month period ended September 30, 2006, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is 70,097 equivalent shares of stock options. For the nine-month period ended September 30, 2005, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive is 206,305 equivalent shares of stock options.

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

In September 2006, the Company sold the assets of radio station KZLZ-FM serving the Tucson, Arizona market for $4.8 million. The Company realized a gain on sale of $0.7 million, net of tax of $0.4 million. The assets sold do not constitute a component set under SFAS 144; therefore, there is no presentation of discontinued operations.

The assets in the San Francisco/San Jose, California market were classified as assets held for sale at December 31, 2005. Summarized balance sheet data for assets held for sale at December 31, 2005 was as follows (in millions):

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

In July 2006, the Company acquired a full power television construction permit in Derby, Kansas for $2.7 million in an auction held by the FCC.

In July 2006, the Company acquired the assets of radio station KBOC-FM in Dallas, Texas for a total of $16.6 million.

In August 2006, the Company acquired the assets of television station KNEZ-LP in the Laredo, Texas market for $1.4 million.

The Company evaluated the transferred set of activities, assets, inputs, outputs and processes in these acquisitions and dispositions and determined that the acquisitions and dispositions did not constitute a business.

Pending Transactions

In March 2006, the Company agreed to purchase a full power television construction permit in Colorado Springs, Colorado for $2.6 million in an auction held by the FCC. The Company made a $0.6 million deposit and currently expects to receive final approval during the fourth quarter of 2006.

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. In the agreement to sell certain of the Dallas radio assets, the sales price was less than the carrying value, which indicated that other radio assets might be impaired. As a result of the pending sale of the Dallas radio assets, the Company decided to conduct a valuation of the radio reporting unit for the purpose of determining whether any impairment existed.

The valuation of the fair value of the radio reporting unit was primarily determined by combining radio properties into market clusters and using two different discounted cash flow models for the valuation. The assumptions in the models were based on the station’s projected ability to serve its market based on its signal coverage of the market or on the Company’s actual historical results and expected future cash flows. In order to corroborate the fair market values estimated by the discounted cash flow analysis, the valuation considered recent comparable sales for each market cluster. Based on the assumptions and projections, the radio reporting unit’s fair value was less than its carrying value as of June 30, 2006. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company recognized an impairment loss of $156.2 million relating to goodwill and $33.5 million relating to FCC licenses in the Dallas and Denver markets for the nine-month period ended September 30, 2006.

The impairment of goodwill and the Denver FCC licenses was primarily related to a general slowing of growth in the radio industry over recent quarters. The impairment of the Dallas FCC licenses was primarily related to increased competition and a general slowing of growth in the radio industry over recent quarters resulting in the write-down of certain of the assets of the Dallas market to fair value based on the pending sale.

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

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.87% at September 30, 2006. As of September 30, 2006, $496 million of the term loan was outstanding.

The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on leverage covenants. As of September 30, 2006, $2 million of the revolving facility was outstanding and $146 million was available under the revolving facility for future borrowings. The Company had approximately $2 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage.

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

The syndicated bank credit facility contains a mandatory prepayment clause, triggered in the event that (i) the proceeds of certain asset dispositions are not utilized as provided under the syndicated bank credit facility within 18 months of such disposition; (ii) insurance or condemnation proceeds are not utilized as provided under the syndicated bank credit facility within 360 days following receipt thereof; or (iii) the proceeds from capital contributions or equity offerings are not utilized to acquire businesses or properties relating to radio, television and outdoor advertising within 360 days following such capital contribution or equity offering. In addition, if the Company incurs certain additional indebtedness, then 100% of such proceeds must be used to reduce the outstanding loan balance; and if the Company has excess cash flow, as defined in the syndicated bank credit facility, then 75% of such excess cash flow must be used to reduce the outstanding loan balance.

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

Derivative Instruments

As of September 30, 2006, the Company had three interest rate swap agreements with a $466 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes the margin of 1.50%. It is expected that as the notional amount of the interest rate swap agreements decline, the term loan amounts will continue to exceed the notional amounts of the interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of September 30, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and as a result, changes in their fair values are reflected currently in earnings. At September 30, 2006, the fair value of the interest rate swap agreements was $6.4 million and is classified as other assets on the balance sheet.

SFAS 133 requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of September 30, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, the fair value is classified as other assets on the Company’s balance sheet and as a reduction of interest expense on the Company’s statements of operations. For the three-month period ended September 30, 2006, the Company recognized an increase of $6.3 million of interest expense related to the decrease in fair value of the interest rate swap agreements. For the nine-month period ended September 30, 2006, the Company recognized a reduction of $2.7 million of interest expense related to the increase in fair value of the interest rate swap agreements.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 becomes effective beginning in the first quarter of 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the financial statements and related disclosures. SAB 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on the financial statements.

3. SEGMENT INFORMATION

The Company operates in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising.

Television Broadcasting

The Company owns and/or operates 52 primary television stations located primarily in the southwestern United States, consisting primarily of Univision affiliates.

Radio Broadcasting

The Company owns and operates 47 radio stations (36 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Outdoor Advertising

The Company owns approximately 10,700 outdoor advertising faces located primarily in Los Angeles and New York.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and loss (gain) on sale of assets. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2006 and 2005. The Company evaluates the performance of its operating segments based on the following (unaudited; in thousands):

	Three-Month Period Ended September 30,			Nine-Month Period Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Net Revenue
Television	$40,801	$37,836	8%	$118,175	$107,351	10%
Radio	27,506	28,364	(3)%	72,873	75,350	(3)%
Outdoor	10,002	9,337	7%	26,469	25,099	5%

Consolidated	78,309	75,537	4%	217,517	207,800	5%

Direct operating expenses
Television	15,769	15,013	5%	45,764	42,972	6%
Radio	9,569	10,067	(5)%	27,280	28,317	(4)%
Outdoor	6,583	6,164	7%	18,920	17,836	6%

Consolidated	31,921	31,244	2%	91,964	89,125	3%

Selling, general and administrative expenses
Television	6,205	5,639	10%	17,880	16,818	6%
Radio	6,177	6,425	(4)%	17,430	18,175	(4)%
Outdoor	1,423	1,287	11%	3,996	3,652	9%

Consolidated	13,805	13,351	3%	39,306	38,645	2%

Depreciation and amortization
Television	3,886	3,904	(0)%	11,293	11,448	(1)%
Radio	1,533	1,955	(22)%	5,212	6,496	(20)%
Outdoor	5,987	5,911	1%	17,119	16,878	1%

Consolidated	11,406	11,770	(3)%	33,624	34,822	(3)%

Segment operating profit (loss)
Television	14,941	13,280	13%	43,238	36,113	20%
Radio	10,227	9,917	3%	22,951	22,362	3%
Outdoor	(3,991)	(4,025)	(1)%	(13,566)	(13,267)	2%

Consolidated	21,177	19,172	10%	52,623	45,208	16%
Corporate expenses	4,617	4,342	6%	13,911	12,994	7%
Gain on sale of assets	(1,408)	—	*	(19,060)	—	*
Impairment charge	—	—	*	189,661	—	*

Operating income (loss)	$17,968	$14,830	21%	$(131,889)	$32,214	*

Capital expenditures
Television	$5,773	$4,245		$14,834	$10,709
Radio	757	891		2,502	2,436
Outdoor	331	478		1,617	1,351

Consolidated	$6,861	$5,614		$18,953	$14,496

Total assets
Television	$467,593	$436,411
Radio	718,248	985,786
Outdoor	181,865	200,646
Assets held for sale (Radio)	81,208	69,454

Consolidated	$1,448,914	$1,692,297

*	Percentage not meaningful.

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

5. SUBSEQUENT EVENTS

In November 2006, the Company sold the assets of all of its radio stations serving the Dallas, Texas market for an adjusted purchase price of $92.5 million. The carrying value of certain of the assets had been adjusted to fair value less costs to sell, resulting in an impairment charge of $16 million, net of tax of $11 million, in the second quarter of 2006. The assets sold do not constitute a component set under SFAS 144; therefore, there is no presentation of discontinued operations.

The assets in the Dallas, Texas market were classified as assets held for sale as of September 30, 2006 and were no longer being depreciated or amortized. Summarized balance sheet data for assets held for sale as of September 30, 2006 was as follows (in millions):

Property and equipment, net	$2.5
Land	0.5
Other intangibles subject to amortization, net	0.4
FCC licenses not subject to amortization	77.8

$81.2

On November 1, 2006, the Company’s Board of Directors approved a stock repurchase program. The Company is authorized to repurchase up to $100 million of its outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. The Company intends to finance stock repurchases, if and when made, with available cash on hand and cash provided by operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 70% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising. Our net revenue for the three-month period ended September 30, 2006 was $78.3 million. Of that amount, revenue generated by our television segment accounted for 52%, revenue generated by our radio segment accounted for 35% and revenue generated by our outdoor segment accounted for 13%.

As of the date of filing this report, we own and/or operate 52 primary television stations that are located primarily in the southwestern United States. We own and operate 47 radio stations (36 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 10,700 advertising faces located primarily in Los Angeles and New York.

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

Highlights

Despite continuing competition for advertising revenue among broadcasters and between the broadcast industry and other media, we experienced growth for the third quarter of 2006, and net revenue of $78.3 million.

Our television segment led our success again in the third quarter of 2006, generating $40.8 million in net revenue as we continued to sustain solid ratings across this segment. Our television results were driven by continued growth in our top advertising categories, including automotive, services, telecommunications and fast-food restaurants. We continue to enjoy significant revenue growth from our television stations located in markets with rapidly growing Hispanic populations, such as Las Vegas, Monterey, Palm Springs, El Centro, Reno, Harlingen-Weslaco-Brownsville-McAllen, Midland-Odessa, Lubbock, San Angelo, San Diego, Santa Barbara, Hartford-New Haven and Washington, D.C., each of which experienced greater than 15% net revenue growth in the third quarter of 2006.

Our radio segment also had a solid third quarter of 2006, contributing $27.5 million in net revenue as we concentrated our efforts on local sales, which accounted for 78% of total sales in the third quarter of 2006. The results for our radio segment for the third quarter of 2006 and year-to-date would have been stronger, but for the decrease in revenue associated with our radio stations serving the San Francisco/San Jose market, which we sold in January 2006. Our success was partly due to the addition of our third network format, “José: Toca lo Que Quiere” (“plays what he wants”), which features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present. Our “José: Toca lo que Quiere” format debuted in October 2005, and is currently broadcast on six stations in six markets. In addition, in February 2006, we began broadcasting “Piolin por la Mañana,” one of the highest-rated Spanish-language radio programs in the country, in eight markets, and have seen solid ratings growth in all of these markets where ratings have been released. In a key demographic, adults 18 to 34, “Piolin Por La Mañana” is rated number one in any language in Denver, Palm Springs and Stockton, is rated number two in any language in Sacramento, and is rated number one in Spanish in Modesto. We also generated $300,000 of gross revenue in the third quarter of 2006, and a total of $2.1 million, from advertising sponsorships of our broadcasts of 2006 FIFA World Cup matches on our radio stations in Los Angeles, Las Vegas, Dallas and El Paso.

In addition, we continued our strategy of divesting assets in markets where we did not see the opportunity to grow to scale and build out full clusters. For example, in January 2006 we disposed of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, and in November 2006 we disposed of all of our radio stations serving the Dallas, Texas market. This strategy allows us to redeploy capital to markets with greater growth and earnings potential.

Our outdoor segment contributed $10.0 million of our net revenue in the third quarter of 2006, and benefited from continuing overall demand for outdoor advertising in New York, Sacramento and Fresno. In addition, increased local sales played a key role in the growth of our outdoor advertising operations in the third quarter of 2006. We have made a concerted effort to strengthen the staffing and training of our local sales force, and we anticipate that this focus will continue for the remainder of 2006 and into 2007. We also continue to grow our transit advertising operations. In May 2006, we entered into a five-year agreement with the Hillsborough Transit Authority to sell advertising on municipal buses in the Tampa, Florida market. We believe that expanding our transit advertising creates opportunities to provide broader advertising coverage for national advertisers.

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

In September 2006, we sold the assets of radio station KZLZ-FM serving the Tucson, Arizona market for $4.8 million. We realized a gain on sale of $0.7 million, net of tax of $0.4 million. The assets sold do not constitute a component set under SFAS 144; therefore, there is no presentation of discontinued operations.

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

In November 2006, we sold the assets of all of our radio stations serving the Dallas, Texas market for an adjusted purchase price of $92.5 million. The carrying value of certain of the assets had been adjusted to fair value less costs to sell, resulting in an impairment charge of $16 million, net of tax of $11 million, in the second quarter of 2006. The assets sold do not constitute a component set under SFAS 144; therefore, there is no presentation of discontinued operations.

The assets in the Dallas, Texas market were classified as assets held for sale as of September 30, 2006 and were no longer being depreciated or amortized. Summarized balance sheet data for assets held for sale as of September 30, 2006 was as follows (in millions):

Property and equipment, net	$2.5
Land	0.5
Other intangibles subject to amortization, net	0.4
FCC licenses not subject to amortization	77.8

$81.2

Impairment

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. In the agreement to sell certain of the Dallas radio assets, the sales price was less than the carrying value, which indicated that other radio assets might be impaired. As a result of the pending sale of the Dallas radio assets, we decided to conduct a valuation of the radio reporting unit for the purpose of determining whether any impairment existed.

The valuation of the fair value of our radio reporting unit was primarily determined by combining radio properties into market clusters and using two different discounted cash flow models for the valuation. The assumptions in the models were based on the station’s projected ability to serve its market based on its signal coverage of the market or on our actual historical results and expected future cash flows. In order to corroborate the fair market values estimated by the discounted cash flow analysis, the valuation considered recent comparable sales for each market cluster. Based on the assumptions and projections, the radio reporting unit’s fair value was less than its carrying value as of June 30, 2006. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we recognized an impairment loss of $156.2 million relating to goodwill and $33.5 million relating to FCC licenses in the Dallas and Denver markets for the nine-month period ended September 30, 2006.

The impairment of goodwill and the Denver FCC licenses was primarily related to a general slowing of growth in the radio industry over recent quarters. The impairment of the Dallas FCC licenses was primarily related to increased competition and a general slowing of growth in the radio industry over recent quarters resulting in the write-down of certain of the assets of the Dallas market to fair value based on the pending sale.

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

In March 2006, we repurchased 7,000,000 shares of Class U common stock held by Univision for $51.1 million.

In July 2006, we repurchased 175,000 shares of Class U common stock held by Univision for $1.4 million.

Stock-Based Compensation

In May 2004, we adopted its 2004 Equity Incentive Plan (“2004 Plan”), which replaced its 2000 Omnibus Equity Incentive Plan (“2000 Plan”). The 2000 Plan had allowed for the award of up to 11,500,000 shares of Class A common stock. The 2004 Plan allows for the award of up to 10,000,000 shares of Class A common stock, plus any grants remaining available at its adoption date under the 2000 Plan. Awards under the 2004 Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or restricted stock units. The 2004 Plan is administered by a committee appointed by the Board. This committee determines the type, number, vesting requirements and other features and conditions of such awards. Generally, stock options granted from the 2000 Plan have a contractual term of ten years from the date of the grant and vest over four or five years and stock options granted from the 2004 Plan have a contractual term of ten years from the date of the grant and vest over four years.

The 2004 Plan was amended by the Compensation Committee effective July 13, 2006 to (i) eliminate automatic option grants for non-employee directors, making any grants to such directors discretionary by the Compensation Committee and (ii) eliminate the three-year minimum vesting period for non-performance based restricted stock and restricted stock units, making the vesting period for such grants discretionary by the Compensation Committee.

We have issued stock options and restricted stock units to various employees and non-employee directors of the Company in addition to non-employee service providers under both the 2004 Plan and the 2000 Plan.

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

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Operations. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the three- and nine-month periods ended September 30, 2006 includes: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

As a result of adopting SFAS 123R, our operating income, income before income taxes and net income applicable to common stockholders for the three-month period ended September 30, 2006 are $0.4 million, $0.4 million and $0.2 million lower, respectively, than if we had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Our operating income, income before income taxes and net income applicable to common stockholders for the nine-month period ended September 30, 2006 are $1.3 million, $1.3 million and $0.7 million lower, respectively, than if we had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2006 would not have changed if we had not adopted SFAS 123R.

Stock Options

Stock-based compensation expense related to our employee stock option plans was $0.3 million and $1.2 million for the three- and nine-month periods ended September 30, 2006, respectively.

As of September 30, 2006, there was approximately $1.0 million of total unrecognized compensation expense related to our employee stock option plans that is expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock and Restricted Stock Units

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $0.1 million for the three- and nine-month periods ended September 30, 2006.

As of September 30, 2006, there was approximately $0.3 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 0.7 years.

Employee Stock Purchase Plan

On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under Purchase Plan is 600,000, plus an annual increase of up to 600,000 shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their compensation withheld to purchase shares during each offering period. There are two offering periods annually under the Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. The purchase price of the stock is 85% of the lower of the day preceding the beginning-of-period or end-of-period closing market price. Since the inception of the Purchase Plan through September 30, 2006, 574,005 shares have been purchased.

Stock-based compensation expense related to the Purchase Plan for the three- and nine-month periods ended September 30, 2006 was $60 thousand and $168 thousand, respectively.

Non-Employee Stock-Based Compensation

On May 1, 2006, we amended the 2004 Plan, which resulted in the reclassification of the fair value of vested stock options granted to nonemployee service providers previously classified as liabilities to equity as additional paid-in capital. The aggregate fair value of vested nonemployee stock-based awards reclassified to equity at the amendment date was $2.5 million.

For the three-month periods ended September 30, 2006 and 2005, we recognized a reduction of $2 thousand and an increase of $182 thousand of nonemployee stock-based compensation for nonemployee stock option awards, respectively.

For the nine-month periods ended September 30, 2006 and 2005, we recognized $0.7 million and $0.6 million of nonemployee stock-based compensation for nonemployee stock option awards, respectively.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 becomes effective beginning in the first quarter of 2008. We are currently evaluating the impact of adopting SFAS 157 on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of the financial statements and related disclosures. SAB 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on the financial statements.

Three- and Nine-Month Periods Ended September 30, 2006 and 2005

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2006 and 2005 (unaudited; in thousands):

	Three-Month Period Ended September 30,		% Change	Nine-Month Period Ended September 30,		% Change
	2006	2005		2006	2005
Statements of Operations Data:
Net revenue	$78,309	$75,537	4%	$217,517	$207,800	5%

Direct operating expenses	31,921	31,244	2%	91,964	89,125	3%
Selling, general and administrative expenses	13,805	13,351	3%	39,306	38,645	2%
Corporate expenses	4,617	4,342	6%	13,911	12,994	7%
Gain on sale of assets	(1,408)	—	*	(19,060)	—	*
Depreciation and amortization	11,406	11,770	(3)%	33,624	34,822	(3)%
Impairment charge	—	—	*	189,661	—	*

	60,341	60,707	(1)%	349,406	175,586	99%

Operating income (loss)	17,968	14,830	21%	(131,889)	32,214	*
Interest expense	(14,393)	(7,796)	85%	(21,230)	(24,512)	(13)%
Interest income	61	201	(70)%	818	562	46%
Loss on debt extinguishment	—	(27,969)	*	—	(27,969)	*

Income (loss) before income taxes	3,636	(20,734)	*	(152,301)	(19,705)	*
Income tax benefit (expense)	(3,837)	7,915	*	(3,666)	6,823	*

Loss before equity in net income (loss) of nonconsolidated affiliate	(201)	(12,819)	(98)%	(155,967)	(12,882)	*
Equity in net income (loss) of nonconsolidated affiliate	93	(1)	*	(20)	(196)	(90)%

Net loss	$(108)	$(12,820)	(99)%	$(155,987)	$(13,078)	*

Other Data:
Capital asset and intangible expenditures	$19,185	$5,584	244%	$35,966	$32,750	10%
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				$74,436	$67,570	10%
Net cash provided by operating activities				$37,370	$28,567	31%
Net cash used in investing activities				$(29,809)	$(32,706)	(9)%
Net cash (used in) provided by financing activities				$(52,117)	$6,207	*

*	Percentage not meaningful.
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

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.25 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of September 30): 2006, 4.9 to 1; 2005 5.4 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our new syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (unaudited; in thousands):

	Nine-Month Period Ended September 30,
	2006	2005
Consolidated adjusted EBITDA (1)	$74,436	$67,570

Interest expense	(21,230)	(24,512)
Interest income	818	562
Loss on debt extinguishment	—	(27,969)
Income tax (expense) benefit	(3,666)	6,823
Amortization of syndication contracts	(71)	(38)
Payments on syndication contracts	66	—
Gain on sale of assets	19,060	—
Non-cash stock-based compensation included in direct operating expenses	(179)	—
Non-cash stock-based compensation included in selling, general and administrative expenses	(770)	(83)
Non-cash stock-based compensation included in corporate expenses	(1,146)	(413)
Depreciation and amortization	(33,624)	(34,822)
Impairment charge	(189,661)	—

Net loss before equity in net loss of nonconsolidated affiliates	(155,967)	(12,882)
Equity in net loss of nonconsolidated affiliates	(20)	(196)

Net loss	(155,987)	(13,078)

Depreciation and amortization	33,624	34,822
Impairment charge	189,661	—
Deferred income taxes	43	(7,980)
Amortization of debt issue costs	300	1,787
Amortization of syndication contracts	71	38
Payments on syndication contracts	(66)	—
Equity in net loss of nonconsolidated affiliates	20	196
Non-cash stock-based compensation	2,095	496
Gain on sale of media properties and other assets	(19,060)	(13)
Loss on debt extinguishment	—	27,969
Change in fair value of interest rate swap agreements	(2,672)	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(7,493)	(7,636)
Increase in prepaid expenses and other assets	(346)	(3,247)
Decrease in accounts payable, accrued expenses and other liabilities	(2,820)	(4,787)

Cash flows from operating activities	$37,370	$28,567

Consolidated Operations

Net Revenue. Net revenue increased to $78.3 million for the three-month period ended September 30, 2006 from $75.5 million for the three-month period ended September 30, 2005, an increase of $2.8 million. Excluding the net revenue contributed during the third quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, net revenue would have increased by $4.7 million during the three-month period ended September 30, 2006. Of the overall increase, $3.0 million came from our television segment. The increase from this segment was primarily attributable to an increase in both local and national advertising sales, primarily attributable to an increase in advertising rates. Additionally, $0.7 million of the overall increase was from our outdoor segment, primarily attributable to an increase in local advertising sales as well as revenue associated with the expansion of our outdoor division in Tampa. The overall increase was partially offset by a $0.9 million decrease in our radio net revenue. This decrease was primarily attributable to a decrease in net revenue of $1.9 million from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in inventory sold.

Net revenue increased to $217.5 million for the nine-month period ended September 30, 2006 from $207.8 million for the nine-month period ended September 30, 2005, an increase of $9.7 million. Excluding the net revenue contributed during the nine-month period ended September 30, 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, net revenue would have increased by $14.7 million during the nine-month period ended September 30, 2006. Of the overall increase, $10.8 million came from our television segment. The increase from this segment was primarily attributable to an increase in both local and national advertising sales, primarily attributable to an increase in advertising rates. Additionally, $1.4 million of the overall increase was from our outdoor segment, primarily attributable to revenue associated with the expansion of our outdoor division in Tampa and Sacramento, as well as an increase in local advertising sales. The overall increase was partially offset by a $2.5 million decrease in our radio net revenue. The decrease was primarily attributable to a decrease in net revenue of $5.0 million from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in advertising rates, as well as revenue associated with radio stations KDLD-FM/KDLE-FM, which we began operating in the second quarter of 2005.

We currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to continue to increase our rates, resulting in continued increases in net revenue in future periods.

Direct Operating Expenses. Direct operating expenses increased to $31.9 million for the three-month period ended September 30, 2006 from $31.2 million for the three-month period ended September 30, 2005, an increase of $0.7 million. Excluding the direct operating expenses incurred during the third quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, direct operating expenses would have increased by $1.5 million during the three-month period ended September 30, 2006. Of the overall increase, $0.8 million came from our television segment. The increase from this segment was primarily attributable to an increase in national representation fees and other sales expenses associated with the increase in net revenue, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision. Additionally, $0.4 million of the overall increase came from our outdoor segment and was primarily attributable to higher lease rents for our billboard locations and expenses associated with the expansion of our outdoor division in Tampa. The overall increase was partially offset by a $0.5 million decrease in our radio direct operating expenses. The decrease was primarily attributable to a decrease in direct operating expenses from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in commissions and other sales-related expenses. As a percentage of net revenue, direct operating expenses remained the same at 41% for the three-month periods ended September 30, 2006 and September 30, 2005.

Direct operating expenses increased to $92.0 million for the nine-month period ended September 30, 2006 from $89.1 million for the nine-month period ended September 30, 2005, an increase of $2.9 million. Excluding the direct operating expenses incurred during the nine-month period ended September 30, 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, direct operating expenses would have increased by $5.0 million during the nine-month period ended September 30, 2006. Of the overall increase, $2.8 million came from our television segment. The increase from this segment was primarily attributable to an increase in national representation fees and other sales expenses associated with the increase in net revenue, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision. Additionally, $1.1 million of the overall increase came from our outdoor segment and was primarily attributable to higher lease rents for our billboard locations and expenses associated with the expansion of our outdoor division in Tampa and Sacramento. The overall increase was partially offset by a $1.0 million decrease in our radio direct operating expenses. The decrease was primarily attributable to a decrease in direct operating expenses from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in commissions and other sales-related expenses, as well as expenses associated with radio stations KDLD-FM/KDLE-FM, which we began operating in the second quarter of 2005. As a percentage of net revenue, direct operating expenses decreased to 42% for the nine-month period ended September 30, 2006 from 43% for the nine-month period ended September 30, 2005. Direct operating expenses as a percentage of net revenue decreased because direct operating expenses increases were outpaced by increases in net revenue.

We currently anticipate that our direct operating expenses will continue to increase as our net revenue increases. However, we expect that net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will remain the same or decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13.8 million for the three-month period ended September 30, 2006 from $13.4 million for the three-month period ended September 30, 2005, an increase of $0.4 million. Excluding the selling, general and administrative expenses incurred during the third quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, selling, general and administrative expenses would have increased by $0.8 million during the three-month period ended September 30, 2006. Of the overall increase, $0.6 million came from our television segment. The increase was primarily attributable to an increase in utility expense relating to digital television, an increase in bad debt expense and increased non-cash stock-based compensation of $0.1 million, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision. Additionally, $0.1 million of the overall increase was from the outdoor segment, primarily attributable to expenses associated with the expansion of our outdoor division in Tampa. The overall increase was partially offset by a $0.3 million decrease in our radio selling, general and administrative expenses. The decrease from this segment was primarily attributable to a decrease in selling, general and administrative expenses from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in promotional spending. As a percentage of net revenue, selling, general and administrative expenses remained the same at 18% for the three-month periods ended September 30, 2006 and September 30, 2005.

Selling, general and administrative expenses increased to $39.3 million for the nine-month period ended September 30, 2006 from $38.6 million for the nine-month period ended September 30, 2005, an increase of $0.7 million. Excluding the selling, general and administrative expenses incurred during the nine-month period ended September 30, 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, selling, general and administrative expenses would have increased by $2.1 million during the nine-month period ended September 30, 2006. Excluding the non-cash stock-based compensation increase of $0.7 million, selling, general and administrative expenses would have remained the same compared to the prior year. Of the overall increase, $1.1 million came from our television segment. The increase from this segment was primarily attributable to increased non-cash stock-based compensation of $0.6 million and an increase in syndicated programming expense, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision. Additionally, $0.3 million of the overall increase was from the outdoor segment, primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and Sacramento. The overall increase was partially offset by a $0.7 million decrease in radio selling, general and administrative expenses. The decrease from this segment was primarily attributable to a decrease in selling, general and administrative expenses from our San Francisco/San Jose radio stations sold, partially offset by increased insurance expense and promotional spending. As a percentage of net revenue, selling, general and administrative expenses decreased to 18% for the nine-month period ended September 30, 2006 from 19% for the nine-month period ended September 30, 2005. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses increases were outpaced by increases in net revenue.

We currently anticipate that our selling, general and administrative expenses will continue to increase. However, we expect that net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will continue to remain the same or decrease in future periods.

Corporate Expenses. Corporate expenses increased to $4.6 million for the three-month period ended September 30, 2006 from $4.3 million for the three-month period ended September 30, 2005, an increase of $0.3 million. The increase was primarily attributable to increased non-cash stock-based compensation of $0.2 million. The remaining increase of $0.1 million was primarily attributable to higher wages and expenses associated with our compliance with the Sarbanes-Oxley Act of 2002, including internal controls. As a percentage of net revenue, corporate expenses remained the same at 6% for each of the three-month periods ended September 30, 2006 and 2005.

Corporate expenses increased to $13.9 million for the nine-month period ended September 30, 2006 from $13.0 million for the nine-month period ended September 30, 2005, an increase of $0.9 million. The increase was primarily attributable to increased non-cash stock-based compensation of $0.7 million. The remaining increase of $0.2 million was primarily attributable to higher wages and expenses associated with our compliance with the Sarbanes-Oxley Act of 2002, including internal controls. As a percentage of net revenue, corporate expenses remained the same at 6% for each of the nine-month periods ended September 30, 2006 and 2005.

We currently anticipate that our corporate expenses will continue to increase, primarily due to recording non-cash stock-based compensation in corporate expense in 2006 to comply with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). However, we expect that net revenue increases will outpace corporate expense increases such that corporate expenses as a percentage of net revenue will remain the same or decrease in future periods.

Gain (Loss) on Sale of Assets. The gain on sale of assets was $1.4 million for the three-month period ended September 30, 2006, primarily attributable to the gain on sale of the radio assets in the Tucson market. The gain on sale of assets was $19.1 million for the nine-month period ended September 30, 2006. The gain was primarily attributable to the gain on sale of the radio assets in the San Francisco/San Jose and Tucson markets.

Depreciation and Amortization. Depreciation and amortization decreased to $11.4 million for the three-month period ended September 30, 2006 from $11.8 million for the three-month period ended September 30, 2005, a decrease of $0.4 million. Depreciation and amortization decreased to $33.6 million for the nine-month period ended September 30, 2006 from $34.8 million for the nine-month period ended September 30, 2005, a decrease of $1.2 million. The decreases for the three- and nine-month periods ended September 30, 2006 were primarily attributable to lower depreciation and amortization due to the sale of the radio assets in the San Francisco/San Jose market in January 2006.

Impairment Charge: The impairment charge of $189.7 million for the nine-month period ended September 30, 2006 was a result of a $156.2 million impairment of goodwill in our radio segment and a $33.5 million impairment of our radio FCC licenses.

Operating Income (loss). As a result of the above factors, operating income was $18.0 million for the three-month period ended September 30, 2006, compared to operating income of $14.8 million for the three-month period ended September 30, 2005. As a result of the above factors, operating loss was $131.9 million for the nine-month period ended September 30, 2006, compared to operating income of $32.2 million for the nine-month period ended September 30, 2005.

Interest Expense. Interest expense increased to $14.4 million for the three-month period ended September 30, 2006 from $7.8 million for the three-month period ended September 30, 2005, an increase of $6.6 million. The increase was primarily attributable to the decrease in the fair value of our interest rate swap agreements, resulting in an increase of $6.3 million of interest expense.

Interest expense decreased to $21.2 million for the nine-month period ended September 30, 2006 from $24.5 million for the nine-month period ended September 30, 2005, a decrease of $3.3 million. The decrease was primarily attributable to the increase in the fair value of our interest rate swap agreements, resulting in a decrease of $2.7 million of interest expense. Additionally, the decrease was attributable to lower interest rates on the bank credit facility in the current year compared to higher interest rates on the senior subordinated notes in the prior year.

Income Tax Expense. The difference of our expected tax rate of approximately 40% of pre-tax income or loss and our effective tax rate of approximately (3%), is primarily attributable to the recognition of a $156.2 million impairment of goodwill for the nine-month period ended September 30, 2006. Approximately $144.3 million of the $156.2 million impairment of goodwill is not deductible for tax purposes. As a result, no tax benefit was recorded for the related impairment of goodwill that is not deductible for tax purposes. The decrease in the effective tax rate is primarily attributable to the impairment of goodwill that is not deductible for tax purposes.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $40.8 million for the three-month period ended September 30, 2006 from $37.8 million for the three-month period ended September 30, 2005, an increase of $3.0 million. The increase was due to an increase in both local and national advertising sales from our Univision stations, primarily due to an increase in advertising rates.

Net revenue in our television segment increased to $118.2 million for the nine-month period ended September 30, 2006 from $107.4 million for the nine-month period ended September 30, 2005, an increase of $10.8 million. Of the overall increase, $9.8 million was attributable to our Univision stations and $1.0 million was attributable to our other stations. The overall increase was attributable to an increase in both local and national advertising sales, primarily due to an increase in advertising rates.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.8 million for the three-month period ended September 30, 2006 from $15.0 million for the three-month period ended September 30, 2005, an increase of $0.8 million. The increase was primarily attributable to an increase in national representation fees and other sales expenses associated with the increase in net revenue, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision.

Direct operating expenses in our television segment increased to $45.8 million for the nine-month period ended September 30, 2006 from $43.0 million for the nine-month period ended September 30, 2005, an increase of $2.8 million.

The increase was primarily attributable to an increase in national representation fees and other sales expenses associated with the increase in net revenue, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $6.2 million for the three-month period ended September 30, 2006 from $5.6 million for the three-month period ended September 30, 2005, an increase of $0.6 million. The increase was primarily attributable to an increase in utility expense relating to digital television, an increase in bad debt expense and increased non-cash stock-based compensation of $0.1 million, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision.

Selling, general and administrative expenses in our television segment increased to $17.9 million for the nine-month period ended September 30, 2006 from $16.8 million for the nine-month period ended September 30, 2005, an increase of $1.1 million. The increase was primarily attributable to increased non-cash stock-based compensation of $0.6 million and an increase in syndicated programming expense, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision.

Radio

Net Revenue. Net revenue in our radio segment decreased to $27.5 million for the three-month period ended September 30, 2006 from $28.4 million for the three-month period ended September 30, 2005, a decrease of $0.9 million. Excluding the net revenue contributed during the third quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, net revenue would have increased by $1.0 million during the three-month period ended September 30, 2006. The decrease was primarily attributable to a decrease in net revenue from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in inventory sold.

Net revenue in our radio segment decreased to $72.9 million for the nine-month period ended September 30, 2006 from $75.4 million for the nine-month period ended September 30, 2005, a decrease of $2.5 million. Excluding the net revenue contributed during the nine-month period ended September 30, 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, net revenue would have increased by $2.5 million during the nine-month period ended September 30, 2006. The decrease was primarily attributable to a decrease in net revenue from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in advertising rates, as well as revenue associated with radio stations KDLD-FM/KDLE-FM, which we began operating in the second quarter of 2005.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $9.6 million for the three-month period ended September 30, 2006 from $10.1 million for the three-month period ended September 30, 2005, a decrease of $0.5 million. Excluding the direct operating expenses incurred during the third quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, direct operating expenses would have increased by $0.3 million during the three-month period ended September 30, 2006. The decrease was primarily attributable to a decrease in direct operating expenses from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in commissions and other sales-related expenses.

Direct operating expenses in our radio segment decreased to $27.3 million for the nine-month period ended September 30, 2006 from $28.3 million for the nine-month period ended September 30, 2005, a decrease of $1.0 million. Excluding the direct operating expenses incurred during the nine-month period ended September 30, 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, direct operating expenses would have increased by $1.1 million during the nine-month period ended September 30, 2006. The decrease was primarily attributable to a decrease in direct operating expenses from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in commissions and other sales-related expenses, as well as expenses associated with radio stations KDLD-FM/KDLE-FM, which we began operating in the second quarter of 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $6.2 million for the three-month period ended September 30, 2006 from $6.4 million for the three-month period ended September 30, 2005, a decrease of $0.2 million. Excluding the selling, general and administrative expenses incurred during the third quarter of 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, selling, general and administrative expenses would have increased by $0.2 million during the three-month period ended September 30, 2006. The decrease was primarily attributable to a decrease in selling, general and administrative expenses from our San Francisco/San Jose radio stations that we sold, partially offset by an increase in promotional spending.

Selling, general and administrative expenses in our radio segment decreased to $17.4 million for the nine-month period ended September 30, 2006 from $18.2 million for the nine-month period ended September 30, 2005, a decrease of $0.8 million. Excluding the selling, general and administrative expenses incurred during the nine-month period ended September 30, 2005 by our radio stations in the San Francisco/San Jose market that we sold in the first quarter of 2006, selling, general and administrative expenses would have increased by $0.6 million during the nine-month period ended September 30, 2006. The decrease was primarily attributable to a decrease in selling, general and administrative expenses from our San Francisco/San Jose radio stations that we sold, partially offset by increased insurance expense and an increase in promotional spending.

Outdoor

Net Revenue. Net revenue in our outdoor segment increased to $10.0 million for the three-month period ended September 30, 2006 from $9.3 million for the three-month period ended September 30, 2005, an increase of $0.7 million. The increase was primarily attributable to the expansion of our outdoor division in Tampa and an increase in local advertising, partially offset by a decrease in national advertising sales revenue.

Net revenue in our outdoor segment increased to $26.5 million for the nine-month period ended September 30, 2006 from $25.1 million for the nine-month period ended September 30, 2005, an increase of $1.4 million. The increase was attributable to revenue associated with the expansion of our outdoor division in Tampa and Sacramento, as well as an increase in local advertising sales.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $6.6 million for the three-month period ended September 30, 2006 from $6.2 million for the three-month period ended September 30, 2005, an increase of $0.4 million. The increase was primarily attributable to higher lease rents for our billboard locations and expenses associated with the expansion of our outdoor division in Tampa.

Direct operating expenses in our outdoor segment increased to $18.9 million for the nine-month period ended September 30, 2006 from $17.8 million for the nine-month period ended September 30, 2005, an increase of $1.1 million. The increase was primarily attributable to higher lease rents for our billboard locations and expenses associated with the expansion of our outdoor division in Tampa and Sacramento.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment increased to $1.4 million for the three-month period ended September 30, 2006 from $1.3 million for the three-month period ended September 30, 2005, an increase of $0.1 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa.

Selling, general and administrative expenses in our outdoor segment increased to $4.0 million for the nine-month period ended September 30, 2006 from $3.7 million for the nine-month period ended September 30, 2005, an increase of $0.3 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and Sacramento.

As a result of Rule 49 of the City of New York regulating outdoor advertising companies becoming effective in August 2006, we may be required to remove advertising from some of our advertising faces. Other outdoor advertising companies operating in the New York market have filed lawsuits challenging the constitutionality of Rule 49. We do not expect Rule 49 as currently enacted, if it survives the challenge, to have a material adverse effect on our net income in the foreseeable future.

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

Syndicated Bank Credit Facility

In September 2005, we refinanced our former syndicated bank credit facility with a new $650 million senior secured syndicated bank credit facility, consisting of a 7 1/2-year $500 million term loan and a 6 1/2-year $150 million revolving facility. The term loan under the new syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding borrowings under our former syndicated bank credit facility, (ii) to complete a tender offer for our previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

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

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.87% at September 30, 2006. As of September 30, 2006, $496 million of our term loan was outstanding. See also the section entitled “Derivative Instruments” below.

Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of September 30, 2006, $2 million of our revolving facility was outstanding and $146 million was available under our revolving facility for future borrowings. We had approximately $2 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

Our syndicated bank credit facility contains a mandatory prepayment clause, triggered in the event that (i) the proceeds of certain asset dispositions are not utilized as provided under the syndicated bank credit facility within 18 months of such disposition; (ii) insurance or condemnation proceeds are not utilized as provided under the syndicated bank credit facility within 360 days following receipt thereof; or (iii) the proceeds from capital contributions or equity offerings are not utilized to acquire businesses or properties relating to radio, television and outdoor advertising within 360 days following such capital contribution or equity offering. In addition, if we incur certain additional indebtedness, then 100% of such proceeds must be used to reduce our outstanding loan balance; and if we have excess cash flow, as defined in our syndicated bank credit facility, then 75% of such excess cash flow must be used to reduce our outstanding loan balance.

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

Derivative Instruments

As of September 30, 2006, we had three interest rate swap agreements with a $466 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These interest rate swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. It is expected that as the notional amount of the interest rate swap agreements declines, the term loan amounts will continue to exceed the notional amount of the interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of September 30, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and as a result, changes in their fair values are reflected currently in earnings. At September 30, 2006, the fair value of the interest rate swap agreements was $6.4 million and is classified as other assets on our balance sheet.

SFAS 133 requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of September 30, 2006, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, the fair value is classified as other assets on the our balance sheet and as a reduction of interest expense on our statements of operations. For the three-month period ended September 30, 2006, we recognized an increase of $6.3 million of interest expense related to the decrease in fair value of the interest rate swap agreements. For the nine-month period ended September 30, 2006, we recognized a reduction of $2.7 million of interest expense related to the increase in fair value of the interest rate swap agreements.

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

On November 1, 2006, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance stock repurchases, if and when made, with our cash on hand, cash provided by operations or proceeds from dispositions of assets.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $74.4 million for the nine-month period ended September 30, 2006 from $67.6 million for the nine-month period ended September 30, 2005, an increase of $6.8 million, or 10%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 34% for the nine-month period ended September 30, 2006 from 33% for the nine-month period ended September 30, 2005.

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

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.25 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of September 30): 2006, 4.9 to 1; 2005 5.4 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our new syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

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

Cash Flow

Net cash flow provided by operating activities increased to $37.4 million for the nine-month period ended September 30, 2006 from $28.6 million for the nine-month period ended September 30, 2005. Although we had a net loss of $156.0 million for the nine-month period ended September 30, 2006, we had positive cash flow from operations. Our net loss was a primarily a result of non-cash expenses, including impairment charges of $189.7 million and depreciation and amortization of $33.6 million. The increase in net cash flow provided by operating activities was primarily due to higher revenue of $9.7 million, partially offset by higher operating expenses. We expect to have positive cash flow from operating activities in the fourth quarter of 2006.

Net cash flow used in investing activities was $29.8 million for the nine-month period ended September 30, 2006, compared to $32.7 million for the nine-month period ended September 30, 2005. During the nine-month period ended September 30, 2006, we spent $35.9 million on net capital expenditures, acquisition of intangibles and deposits on acquisitions, sold radio assets in the Tucson, Arizona market for $4.8 million and collected $1.3 million on a note receivable. We expect to spend approximately $5 million on capital expenditures in the fourth quarter of 2006. We expect to spend approximately $2.0 million in cash and use a $0.6 million deposit to purchase a full power television construction permit in the Colorado Springs, Colorado market in the fourth quarter of 2006. In November 2006, we sold the assets of all of our radio stations serving the Dallas, Texas market for an adjusted purchase price of $92.5 million. We plan to use some of the proceeds to purchase outstanding common stock, for capital expenditures and for future acquisitions.

Net cash flow used in financing activities was $52.1 million for the nine-month period ended September 30, 2006, compared to $6.2 million provided by financing activities for the nine-month period ended September 30, 2005. During the nine-month period ended September 30, 2006, we paid $52.5 million to repurchase seven million shares of our Class U common stock, made net debt payments of $3.0 million and received net proceeds of $3.3 million from the exercise of stock options and from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

We anticipate that our maintenance capital expenditures will be approximately $16 million in 2006. In addition to our maintenance capital expenditures, we anticipate that our digital capital expenditures will be approximately $8 million. We anticipate paying for these capital expenditures by using net cash flow from operations and cash on hand.

As part of the transition from analog to digital television service, full-service television station owners are required, as a result of legislation that went into effect in early 2006, to discontinue broadcasting analog signals and to relinquish one of their paired analog-digital channels to the FCC on February 17, 2009. We currently expect the cost to complete construction of digital television facilities for our remaining full-service television stations, for which we have sought extensions of time from the FCC to complete, will be approximately $2.8 million. In addition, we have elected to continue to broadcast separate digital and analog signals throughout this transition period. We currently anticipate that the incremental costs of broadcasting in digital and analog, including additional rent and higher electricity expense, will be approximately $800,000 in 2006. We intend to finance the conversion to digital television by using net cash flow from operations.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.87% at September 30, 2006. As of September 30, 2006, $496 million of our term loan was outstanding. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of September 30, 2006, $146 million was available under the revolving facility for future borrowings. We had approximately $2 million in outstanding letters of credit as of that date, which reduced the amount otherwise available for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of September 30, 2006, we had three interest rate swap agreements with a $466 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. We expect that as the notional amount of the interest rate swap agreements declines, our term loan amounts will continue to exceed the notional amount of our interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of September 30, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, changes in their fair values are reflected currently in earnings. At September 30, 2006, the fair value of the interest rate swap agreements was $6.4 million and is classified as other assets on our balance sheet.

SFAS 133 requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of September 30, 2006, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, the fair value is classified as other assets on the our balance sheet and as a reduction of interest expense on our statements of operations. For the three-month period ended September 30, 2006, we recognized an increase of $6.3 million of interest expense related to the decrease in fair value of the interest rate swap agreements. For the nine-month period ended September 30, 2006, we recognized a reduction of $2.7 million of interest expense related to the increase in fair value of the interest rate swap agreements.

We have converted a portion of our variable rate term loan into a fixed rate obligation at September 30, 2006. We expect that our loan amounts will continue to exceed the notional amount of the interest rate swap agreements. Based on our current outstanding debt, a 2% increase in the variable interest rate of our syndicated bank credit facility would be expected to increase interest expense by approximately $1.9 million over the next year. If the future interest yield curve decreases the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases the fair value of the interest rate swap agreements will increase and interest expense will decrease. Additionally, as the notional amount of the swap agreements decrease, the fair value of the interest rate swap agreements will decrease.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

10.1	Second Amendment, dated as of July 13, 2006, to Entravision Communications Corporation 2004 Equity Incentive Plan.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ JOHN F. DELORENZO
John F. DeLorenzo Executive Vice President, Treasurer and Chief Financial Officer

Date: November 9, 2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Second Amendment, dated as of July 13, 2006, to Entravision Communications Corporation 2004 Equity Incentive Plan.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.