Form 10-K
period 2006-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2007-03-15
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006 was approximately $518,969,325 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 9, 2007, there were 60,225,892 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 26,548,033 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 17,152,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders scheduled to be held on May 31, 2007 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our history of operating losses, our substantial indebtedness or our ability to raise capital;

•	provisions of the agreements governing our debt instruments that may restrict the operation of our business;

•	cancellations or reductions of advertising, whether due to a general economic downturn or otherwise;

•	our relationship with Univision Communications Inc., or Univision;

•	the overall success of our acquisition strategy, which includes developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally; and

•	industry-wide market factors and regulatory and other developments affecting our operations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 27 below.

ITEM 1. BUSINESS

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

Overview

Entravision Communications Corporation and its wholly owned subsidiaries, or Entravision, is a diversified Spanish-language media company utilizing a combination of television, radio and outdoor advertising operations to reach approximately 65% of Hispanic consumers across the United States, as well as the border markets of Mexico. We own and/or operate 51 primary television stations, a majority of which is located in the southwestern United States, including several key U.S./Mexican border markets. Entravision is the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network, with television stations in 20 of the nation’s top 50 U.S. Hispanic markets. Univision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours.

We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and operate 47 radio stations in 18 U.S. markets. Our radio stations consist of 36 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

Our net revenue for the year ended December 31, 2006 was approximately $292 million. Of that amount, revenue generated by our television segment accounted for 54%, revenue generated by our radio segment accounted for 33% and revenue generated by our outdoor segment accounted for 13%.

Our primary expenses are employee compensation, including commissions paid to our sales staffs and amounts paid to our national representative firms, as well as expenses for marketing, promotion and selling, technical, local programming, engineering, leasing, general and administrative, interest and depreciation and amortization. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets

About Our Company

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

Univision currently owns less than 15% of our common stock on a fully-converted basis. As of December 31, 2005, Univision owned approximately 30% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company would not exceed 15% by March 26, 2006 and will not exceed 10% by March 26, 2009. In January 2006, we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. Univision paid the full amount of the purchase price in the form of approximately 12.6 million shares of our Class U common stock held by Univision. Subsequently, in March 2006, we repurchased seven million shares of our Class U common stock held by Univision for $51.1 million. In July 2006, the Company repurchased 175,000 shares of Class U common stock held by Univision for $1.4 million.

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

In addition, in June 2006, Univision publicly announced that it has agreed to a sale of Univision to a private equity consortium, and we do not believe that such sale will have a material effect on our business or our results of operations. For a more complete discussion of our relationship with Univision, please see “Relationship with Univision,” beginning at page 41 below and for a discussion of various risks related to our relationship with Univision, please see “Risk Factors,” beginning at page 27 below.

The Hispanic Market Opportunity in the United States

Our media assets target densely-populated and fast-growing Hispanic markets in the United States. We operate media properties in 12 of the 15 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we operate media properties in 10 of the 15 fastest-growing markets. We believe that targeting the U.S. Hispanic market will translate into strong revenue growth for the foreseeable future for the following reasons:

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. Approximately 43 million Hispanics live in the United States, accounting for approximately 14% of the total U.S. population. The overall Hispanic population is growing at over 7 times the rate of the non-Hispanic population and is expected to grow to 72.1 million, or approximately 20% of the total U.S. population, by 2025. Approximately 51% of the total future growth in the U.S. population through 2025 is expected to come from the Hispanic community.

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

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We believe that the larger size and younger age of Hispanic households (averaging 3.4 persons and 27.0 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 38.3 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 15% more per year than the average U.S. non-Hispanic household on food at home, 79% more on children’s clothing, 50% more on footwear and 35% more on laundry and household cleaning products. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

Spanish-Language Advertising. Over $3.4 billion of total advertising expenditures in the United States were placed in Spanish-language media in 2006, of which approximately 86% was placed in Spanish-language television and radio advertising. We believe that major advertisers have found that Spanish-language media are more cost-effective means to target the growing U.S. Hispanic audience than English-language media.

Business Strategy

We seek to increase our advertising revenue through the following strategies:

Effectively Use Our Networks and Media Brands. We are the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represented an approximately 74% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of December 2006. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, including a prime time schedule on its primary network of substantially all first-run programming throughout the year.

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

Take Advantage of Market Cross-Selling and Cross-Promotion. We believe that our uniquely diversified media asset portfolio provides us with a competitive advantage in targeting the U.S. Hispanic consumer. In many of our markets, we offer advertisers the ability to reach potential customers through a combination of television, radio and outdoor advertising. Currently, we operate some combination of television, radio and outdoor advertising in 13 markets. Where possible, we also combine our television, radio and outdoor advertising operations and management to create synergies and achieve cost savings.

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

In the past year, we made several acquisitions and dispositions in furtherance of the strategy outlined above. The following acquisitions demonstrate our continued efforts to target strategic U.S. Hispanic markets and to fill out our existing media clusters with additional quality assets:

•

In February 2006, we acquired the assets of television stations KTIZ-LP, KSFE-LP, KLIA-LP and KFTN-LP in the McAllen, Texas market for $2.3 million in exchange for approximately $0.8 million in cash and the assets of television station KTFV-CA in the McAllen, Texas market;

•	In July 2006, we acquired a full power television construction permit in Derby, Kansas for $2.7 million in an auction held by the FCC;

•	In July 2006, we acquired the assets of radio station KBOC-FM in Dallas, Texas for $16.6 million; and

•	In August 2006, we acquired the assets of television station KNEZ-LP (now KXOF-CA) in the Laredo, Texas market for $1.4 million.

In a strategic effort to focus our resources on strengthening existing clusters and expanding into new U.S. Hispanic markets, we regularly review our portfolio of media properties and seek to divest non-core assets in markets where we do not see the opportunity to grow to scale and build out clusters. In January 2006, we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. In September 2006, we sold the assets of radio station KZLZ-FM serving the Tucson, Arizona market for $4.8 million. In November 2006, we sold the assets of all of our radio stations serving the Dallas, Texas market (including the assets of KBOC-FM which we acquired in July 2006) for an adjusted purchase price of $92.5 million.

We have a history of net losses that may impact, among other things, our ability to implement our growth strategies. Although we had net income of $6.2 million for the year ended December 31, 2004, we had net losses of approximately $134.6 million and $9.7 million for the years ended December 31, 2006 and 2005, respectively. Please see “Risk Factors,” beginning at page 27.

Television

Overview

We own and/or operate Univision-affiliated television stations in 23 markets, including 20 of the top 50 Hispanic markets in the United States. Our television operations are the largest affiliate group of the Univision networks. Univision’s primary network is the leading Spanish-language network in the United States, reaching approximately 99% of all U.S. Hispanic households. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represent an approximately 74% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of December 2006. We operate both Univision and TeleFutura affiliates in 18 of our 23 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

Television Programming

Univision Primary Network Programming. Univision directs its programming primarily toward a young, family-oriented audience. It begins daily with Despierta America and another talk show, Monday through Friday, followed by drama shows and novelas. In the late afternoon and early evening, Univision offers an entertainment magazine, a news magazine and national news, in addition to local news produced by our television stations. During prime time, Univision airs novelas, variety shows, talk shows, news magazines and reality shows, as well as specials. Prime time is followed by late news and a late night comedy show. Overnight programming consists primarily of repeats of programming aired previously on the network. Weekend daytime programming begins with children’s programming, and is generally followed by sports, reality, comedy shows and movies.

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

Entravision Local Programming. We believe that our local news brands our stations in our television markets. We shape our local news to relate to and inform our target audiences. In 13 of our television markets, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot among adults 18-34 years of age. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets. In several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

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

Our network affiliation agreement with Fox Broadcasting Company, or Fox, gives us the right to broadcast Fox network programming on XHRIO-TV, serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and KXOF-CA, serving the Laredo market, through June 30, 2010. The network affiliation agreement may be extended for successive one-year terms at Fox’s option, subject to our consent. XHRIO-TV is currently operating as a Fox affiliate, and we expect to launch KXOF-CA as a Fox affiliate in June 2007.

XHAS-TV broadcasts Telemundo Network Group LLC, or Telemundo, network programming serving the Tijuana/San Diego market pursuant to a network affiliation agreement. Our network affiliation agreement with Telemundo gives us the right to provide Telemundo network programming on XHAS-TV for a six-year period expiring in July 2007. The affiliation agreement grants Telemundo a 20% interest in the sale purchase price, or the appreciation of the fair market value, of XHAS-TV above $31 million, plus capital expenditures and certain other adjustments, upon certain liquidity events as defined in the agreement. We also granted Telemundo an option to purchase our ownership interest in KTCD-LP at a purchase price equal to our cost for such interest, if we breach the agreement.

Our network affiliation agreement with MyNetworkTV, Inc., or MyNetworkTV, gives us the right to provide 12 hours per week of MyNetworkTV network programming on XDTV-TV, serving the Tecate/San Diego market. The network affiliation agreement provides for a five-year term to expire in 2012. The network affiliation agreement may be extended for successive one-year terms at MyNetworkTV’s option, subject to our consent.

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

Long-Term Time Brokerage Agreements. We operate each of XDTV-TV, Channel 49, the MyNetworkTV network affiliate serving the Tecate/San Diego market; XHAS-TV, Channel 33, the Telemundo network affiliate serving the Tijuana/San Diego market; and XHRIO-TV, Channel 2, the Fox network affiliate serving the Matamoros/ Harlingen-Weslaco-Brownsville-McAllen market under long-term time brokerage agreements. Under those agreements, in combination with certain of our Mexican affiliates and subsidiaries, we provide the programming and related services available on these stations, but the stations retain absolute control of the content and other broadcast issues. These long-term time brokerage agreements expire in 2008, 2030 and 2035, respectively, and each provides for automatic, perpetual 30-year renewals unless both parties consent to termination. Each of these agreements provides for substantial financial penalties should the other party attempt to terminate prior to its expiration without our consent, and they do not limit the availability of specific performance as a remedy for any such attempted early termination.

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel(1)	Programming
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	327,070	268,650	82.1%	KNVO-TV, Channel 48 KVTF-CA, Channel 20 (2) KFTN-CA, Channel 30 KTFV-CA, Channel 32 KTIZ-LP, Channel 52 KSFE-LP, Channel 67	Univision TeleFutura TeleFutura TeleFutura MTV tr3s MTV tr3s
Albuquerque-Santa Fe, New Mexico	12	662,380	227,500	34.3%	KLUZ-TV, Channel 41 KTFQ-TV, Channel 14 (3) KTFA-LP, Channel 48	Univision TeleFutura Home Shopping Network
San Diego, California	14	1,030,020	218,090	21.2%	KBNT-CA, Channel 17 (2) KHAX-LP, Channel 49 KTCD-LP, Channel 46 KDTF-LP, Channel 36	Univision Univision Univision TeleFutura
Denver-Boulder, Colorado	15	1,431,910	210,010	14.7%	KCEC-TV, Channel 50 K43FN, Channel 43 KTFD-TV, Channel 14 (3) KDVT-LP, Channel 36	Univision Univision TeleFutura Jewelry Television
El Paso, Texas	16	293,700	208,400	71.0%	KINT-TV, Channel 26 KTFN-TV, Channel 65	Univision TeleFutura
Orlando-Daytona Beach-Melbourne, Florida	17	1,395,830	169,750	12.2%	WVEN-TV, Channel 26 W46DB, Channel 46 WOTF-TV, Channel 43 (3) WVCI-LP, Channel 16	Univision Univision TeleFutura Jewelry Television
Tampa-St. Petersburg (Sarasota), Florida	19	1,755,750	161,630	9.2%	WVEA-TV, Channel 62 WFTT-TV, Channel 50 (3) WVEA-LP, Channel 46	Univision TeleFutura Home Shopping Network
Washington, D.C.	20	2,272,120	160,860	7.1%	WFDC-TV, Channel 14 (3) WMDO-CA, Channel 47 (2) WJAL-TV, Channel 68	Univision TeleFutura English- Language
Las Vegas, Nevada	23	671,630	127,190	18.9%	KINC-TV, Channel 15 KNTL-LP, Channel 47 KWWB-LP, Channel 45 KELV-LP, Channel 27	Univision Univision Univision TeleFutura
Boston, Massachusetts	24	2,372,030	122,420	5.2%	WUNI-TV, Channel 27 WUTF-TV, Channel 66 (3)	Univision TeleFutura
Corpus Christi, Texas	26	194,160	101,130	52.1%	KORO-TV, Channel 28 KCRP-CA, Channel 41 (2)	Univision TeleFutura
Hartford-New Haven, Connecticut	30	1,014,630	76,590	7.5%	WUVN-TV, Channel 18 WUTH-CA, Channel 47 (2)	Univision TeleFutura
Monterey-Salinas-Santa Cruz, California	33	218,390	62,570	28.7%	KSMS-TV, Channel 67 KDJT-CA, Channel 33 (2)	Univision TeleFutura
Laredo, Texas	34	65,790	60,920	92.6%	KLDO-TV, Channel 27 KETF-CA, Channel 25 (2) KXOF-CA, Channel 39 (5)	Univision TeleFutura Fox
Yuma, Arizona-El Centro, California	35	107,360	57,190	53.3%	KVYE-TV, Channel 7 KAJB-TV, Channel 54 (3)	Univision TeleFutura

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel(1)	Programming
Palm Springs, California	37	149,880	51,520	34.4%	KVER-CA, Channel 4 (2) KVES-LP, Channel 28 KEVC-CA, Channel 5 (2)	Univision Univision TeleFutura
Odessa-Midland, Texas	39	135,270	49,480	36.6%	KUPB-TV, Channel 18	Univision
Colorado Springs-Pueblo, Colorado	40	316,630	49,020	15.5%	KGHB-CA, Channel 27 (2)	Univision
Santa Barbara-Santa Maria- San Luis Obispo, California	45	227,700	44,740	19.6%	KPMR-TV, Channel 38 K10OG, Channel 10 K17GD, Channel 17 K28FK, Channel 28 K35ER, Channel 35 KTSB-LP, Channel 43	Univision TeleFutura TeleFutura TeleFutura TeleFutura TeleFutura
Lubbock, Texas	46	151,610	44,400	29.3%	KBZO-LP, Channel 51	Univision
Reno, Nevada	54	261,250	32,030	12.3%	KNVV-LP, Channel 41 KNCV-LP, Channel 48	Univision Univision
Springfield-Holyoke, Massachusetts	59	264,480	26,660	10.1%	WHTX-LP, Channel 43	Univision
San Angelo, Texas	79	52,930	15,100	28.5%	KEUS-LP, Channel 31 KANG-CA, Channel 41 (2)	Univision TeleFutura
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XDTV-TV, Channel 49 (4)	MyNetworkTV
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV, Channel 33 (4)	Telemundo
Matamoros, Tamaulipas, Mexico (Harlingen-Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV, Channel 2 (4)	Fox

Source: Nielsen Media Research 2007 universe estimates.

(1)	With the exception of KUPB-TV, Odessa-Midland, Texas, the FCC has granted to each of our owned full-service analog television stations a paired channel to deliver our programming on a digital basis. These paired channel authorizations will remain in place until such time as we are required to operate solely on a digital basis. We are currently broadcasting on all of the paired digital stations pursuant to FCC authorizations. We are generally undertaking our digital transmissions at their fully authorized levels, except in a few instances where we were subject to installation delays and sought waivers from the FCC. Pursuant to a recently enacted statute, we will be required to return our analog authorizations and discontinue analog broadcasting on or before February 17, 2009.
(2)	“CA” in call letters indicates station is under Class A television service.
(3)	We run the sales and marketing operations of this station under a marketing and sales arrangement.
(4)	We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.
(5)	Expected to launch in June 2007.

Television Advertising

Substantially all of the revenue from our television operations is derived from local and national advertising and, in two markets, network compensation.

Local. Local advertising revenue is generated from commercial airtime and is sold directly by the station to an in-market advertiser or its agency. In 2006, local advertising accounted for approximately 51% of our total television revenue.

National. National advertising revenue represents commercial time sold to a national advertiser within a specific market by Univision, our national representative firm. For these sales, Univision is paid a 15% commission on the net revenue from each sale (gross revenue less agency commission). We target the largest national Spanish-language advertisers that collectively purchase the greatest share of national advertisements through Univision. The Univision representative works closely with each station’s national sales manager. This has enabled us to secure major national advertisers, including Ford Motor Company, General Motors, Dodge, Toyota, Verizon, AT&T, McDonald’s, Jack in the Box, Wal-Mart, and Safeway. We also added significant new national advertising accounts in 2006, including Alltell, JC Penney, CVS Pharmacy, Chase Bancorp and Cricket

Communications. We have a similar national advertising representative arrangement with Telemundo. XDTV is represented by Blair Television Inc., and XHRIO is represented by Petry Television. In 2006, national advertising accounted for approximately 48% of our total television revenue.

Network. Network compensation represents compensation for broadcasting network programming in two television markets. In 2006, network advertising accounted for approximately 1% of our total television revenue.

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

•

Nielsen Station Index. This service measures local station viewing of all households and individuals in a specific market. This ratings service, however, is not language-stratified in markets in which we operate other than Albuquerque, Denver and San Diego, and we believe that it generally under-represents Spanish-speaking households. As a result, we believe that this service typically under-reports viewing of Spanish-language television. Despite this limitation, the Nielsen Station Index demonstrates that many of our broadcast stations achieve total market ratings that are fully comparable with their English-language counterparts, with 11 of our television stations ranking either first or second in their respective markets in prime time among adults 18-34 years of age.

Television Competition

We face intense competition in the broadcasting business. In each local television market, we compete for viewers and revenue with other local television stations, which are typically the local affiliates of the four principal English-language television networks, NBC, ABC, CBS and Fox and, in certain cities, the new CW network. In certain markets (other than San Diego), we also compete with the local affiliates or owned and operated stations of Telemundo, the Spanish-language television network that was acquired by NBC in 2002, as well as TV Azteca, the second-largest producer of Spanish-language programming in the world.

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

We believe that our primary competitive advantage is the quality of the programming we receive through our affiliation with Univision. Over the past five years, Univision’s programming has consistently ranked first in prime time television among all U.S. Hispanic adults. In addition, Univision’s primary network and the TeleFutura Network together have maintained superior audience ratings among all U.S. Hispanic households when compared to both Spanish-language and English-language broadcast networks.

NBC-owned Telemundo is the second-largest Spanish-language television network in the United States. As of December 31, 2006, Telemundo had total coverage reaching approximately 93% of all Hispanic households in its markets.

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

Radio

Overview

We own and operate 47 radio stations, 46 of which are located in the top 50 Hispanic markets in the United States. Our radio stations broadcast into markets with an aggregate of approximately 42% of the Hispanic population in the United States. Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with independent programming.

Radio Programming

Radio Network. We broadcast into markets with an aggregate of over 16 million U.S. Hispanics. Our radio network broadcasts into 15 of the 18 markets that we serve. Our network allows advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner and at a cost that is generally lower than our English-language counterparts.

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

In addition, in markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners, including the following:

•	in the Los Angeles market, we offer a Cumbia format—a country-style Mexican dance music performed by groups—targeting primarily male Hispanic listeners 18-34 years of age;

•	also in the Los Angeles market, we program an English-language alternative rock format targeting primarily adults 25-54 years of age;

•

in the McAllen, Texas market, our bilingual Tejano format—a musical blend from the northern Mexican border states with influences from Texan country music—targets primarily Hispanic adults 18-49 years of age;

•

also in the McAllen market, we program two English-language formats, a traditional rock-oriented format that targets primarily males 18-49 years of age and a 1980s and 1990s hit-based adult contemporary format targeting primarily women 25-54 years of age;

•	in the Sacramento market, we offer two English-language formats, a hip hop format targeting primarily adults 18-34 years of age and a country format targeting primarily adults 25-54 years of age; and

•

on two of our AM stations in Phoenix and El Paso we program “ESPN Deportes,” a Spanish-language sports talk format targeting adults 18-34 years of age, that is provided to us by a third party pursuant to a network affiliation agreement.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	Cumbia Alternative Rock (English) (1) Alternative Rock (English) (1) Super Estrella (1) Super Estrella (1) Super Estrella (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	Time Brokered (2)
Phoenix, Arizona	9	KLNZ-FM KDVA-FM KVVA-FM KMIA-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	Radio Tricolor Super Estrella (1) Super Estrella (1) ESPN (Spanish)
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Tejano Latin Adult Contemporary Adult Contemporary (English)
Sacramento, California Stockton, California Modesto, California	11	KRCX-FM KNTY-FM KBMB-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	Radio Tricolor Country (English) Hip Hop (English) Super Estrella Radio Tricolor José (1) Super Estrella José (1)
Albuquerque-Santa Fe, New Mexico	12	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	Super Estrella José
Denver-Boulder, Colorado Aspen, Colorado	15	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	Super Estrella Radio Tricolor José Radio Tricolor
El Paso, Texas	16	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1150 1650	MHz MHz MHz kHz kHz	Oldies (English) José Super Estrella ESPN (Spanish) Talk (English)
Las Vegas, Nevada	23	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	Super Estrella Radio Tricolor
Monterey-Salinas-Santa Cruz, California	33	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	Radio Tricolor Super Estrella (1) José
Yuma, Arizona-El Centro, California	35	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	Super Estrella Radio Tricolor Country (English)
Palm Springs, California	37	KLOB-FM	94.7	MHz	Super Estrella
Lubbock, Texas	46	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	Super Estrella Radio Tricolor
Reno, Nevada	54	KRNV-FM	102.1	MHz	Radio Tricolor

Market rank source: Nielsen Media Research 2007 estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Radio Advertising

Substantially all of the revenue from our radio operations is derived from local, national and network advertising.

Local. This form of revenue refers to advertising usually purchased by a local client or agency directly from the station’s sales force, revenues generated from a third-party through a network inventory agreement and non-traditional revenue. In 2006, local radio revenue accounted for approximately 77% of our total radio revenue.

National. This form of revenue refers to advertising purchased by a national client targeting a specific market. Usually this business is placed by a national advertising agency or media buying services and ordered through one of the offices of our national sales representative, Lotus/Entravision Reps LLC. Lotus/Entravision is a joint venture we entered into in August 2001 with Lotus Hispanic Reps Corp. The national accounts are handled locally by the station’s general sales manager and/or national sales manager. In 2006, national radio advertising accounted for approximately 23% of our total radio revenue.

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

Historically, advertising rates for Spanish-language radio stations have been lower than those of English-language stations with similar audience levels. We believe that we will continue to be able to increase our rates and narrow the disparities that have historically existed between Spanish-language and English-language advertising rates as new and existing advertisers recognize the growing desirability of targeting the Hispanic population in the United States. We also believe that having multiple stations in a market enables us to provide listeners with alternatives, to secure a higher overall percentage of a market’s available advertising dollars and to obtain greater percentages of individual customers’ advertising budgets.

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

Radio Competition

Radio broadcasting is a highly competitive business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to increase our market share of overall radio advertising revenue and the economic health of the market. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast and cable television, magazines, outdoor advertising, satellite-delivered radio services and direct mail advertising. In addition, in certain markets we operate television stations that indirectly compete for local and national advertising revenue with our radio business. Our primary competitors in our markets in Spanish-language radio are Univision (which merged with Hispanic Broadcasting Corporation in September 2003), Clear Channel Communications Inc. and Spanish Broadcasting System, Inc. Several of the companies with which we compete are large national or regional companies that have significantly greater resources and longer operating histories than we do.

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

While ultimately we believe that none of these new technologies can replace local broadcast radio stations, the challenges from new technologies will continue to require attention from management. In addition, we will continue to review potential opportunities to utilize such new technologies. For example, we are in the process of converting a number of our stations to broadcast digital radio programming as well as analog programming, which we anticipate will allow us to provide additional content to our listeners.

Outdoor

Our outdoor portfolio provides local advertisers with significant coverage of the Los Angeles, New York, Fresno and Sacramento, California and Tampa, Florida markets. In certain markets, our outdoor advertising strategy complements our television and radio businesses by allowing us to capitalize on our Hispanic market expertise and allowing for cross-promotional opportunities with our radio business. The primary components of our strategy are to maximize the strengths of our inventory, continue to focus on ethnic communities and increase market penetration.

Because of its repetitive impact and relatively low cost, outdoor advertising attracts both national and local advertisers. We offer the ability to target specific demographic groups on a cost-effective basis as compared to other advertising media. In addition, we provide businesses with advertising opportunities in locations near their stores or outlets.

Outdoor Advertising Markets

We own and/or operate approximately 10,600 outdoor advertising faces located primarily in high-density urban neighborhoods in Los Angeles and New York, the two largest Hispanic markets in the United States. We also maintain the exclusive rights to market advertising on public buses in the Fresno and Sacramento, California and Tampa, Florida markets. We believe that our outdoor advertising appeals to both large and small businesses.

Los Angeles. The greater Los Angeles area has a population of approximately 16.8 million, of which approximately 7.0 million, or 42%, is Hispanic. As such, Los Angeles ranks as the largest Hispanic advertising market in the United States. We believe that we own all of the 8-sheet advertising faces in Los Angeles. Substantially all of our billboard inventory in Los Angeles is located in neighborhoods where Hispanics represent a significant percentage of the local population. We believe that this coverage of the Hispanic population will continue to increase as the Hispanic community continues to grow. The Los Angeles metropolitan area has an extensive network of freeways and surface streets where the average commuter spends approximately 84 minutes per day in the car.

New York. The greater New York City area has a population of approximately 19.7 million, of which approximately 3.8 million, or 20%, is Hispanic. As such, New York ranks as the second largest Hispanic advertising market in the United States. We believe that we own substantially all of the 8-sheet and 30-sheet outdoor advertising faces in New York. We also own bulletins and larger outdoor faces in Times Square and along major highways and thoroughfares in New York’s boroughs.

Outdoor Advertising Inventory

Our inventory consists of the following types of advertising faces that are typically located on sites for which we have leases or permanent easements:

Inventory Type	Los Angeles	New York	Fresno	Sacramento	Tampa
8-sheet posters	5,306	2,852	190	—	—
30-sheet posters	—	1,146	—	—	—
City-Lights	240	—	—	—	—
Wall-Scapes	—	105	—	—	—
Bulletins	14	154	—	—	—
Transit Vehicles	—	—	100	282	170

Total	5,560	4,257	290	282	170

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

City-Lights structures are approximately seven feet wide by 10 feet high, set vertically on a single pole structure, and are visible during both the day and night. The advertisement is usually housed in an illuminated glass casing for greater visibility at night and is sold to advertisers for periods of four weeks. The format is typically used by national fashion, entertainment and consumer products companies desiring to target consumers within proximity of local malls or retail outlets.

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

Transit Advertising is our newest form of outdoor advertising inventory and consists of advertising panels placed directly on public buses. We market this type of advertising product only in Tampa, Florida and Fresno and Sacramento, California, where we maintain exclusive rights through franchise agreements to sell advertising space on nearly all of Tampa’s public buses until May 2011, nearly all of Fresno’s public buses until December 31, 2007 and nearly all of Sacramento’s public buses until March 31, 2008.

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

In each of our markets, we employ salespeople who sell both local and national advertising. Our 2006 outdoor advertising revenue mix consisted of approximately 62% national advertisers and 38% local advertisers. We believe that our local sales force is crucial to maintaining relationships with key advertisers and agencies and identifying new advertisers.

Outdoor Advertising Competition

We compete in each of our outdoor markets with other outdoor advertisers including CBS Outdoor, Clear Channel Outdoor, Regency Outdoor Advertising and Van Wagner Communications. Many of these competitors have a larger national network and greater total resources than we have. In addition, we also compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains and buses. In competing with other media, outdoor advertising relies on its relative cost efficiency and its ability to reach a segment of the population with a particular set of demographic characteristics within that market.

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

Employees

As of December 31, 2006, we had approximately 1,111 full-time employees, including 689 full-time employees in television, 324 full-time employees in radio and 69 full-time employees in outdoor advertising. As of December 31, 2006, five of our full-time television employees and seven of our full-time outdoor employees were represented by labor unions that have entered into collective bargaining agreements with us. We believe that our relations with these unions and with our employees generally are good.

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

Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. Such matters may include:

•	changes to the license authorization process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	proposals to change rules relating to political broadcasting including proposals to grant free airtime to candidates;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals dealing with the broadcast of profane, indecent or obscene language and the consequences to a broadcaster for permitting such speech;

•	technical and frequency allocation matters;

•	modifications to the operating rules for digital television and radio broadcasting rules on both satellite and terrestrial bases;

•	the implementation or modification of rules governing the carriage of local analog and/or digital television signals by direct broadcast satellite services and cable television systems;

•	changes in local and national broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution rules; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

On June 2, 2003, the FCC concluded a nearly two-year review of its media ownership rules. The FCC revised its national ownership policy, modified television and cross-ownership restrictions in a given market, and changed its methodology for defining radio markets. A number of parties appealed the FCC’s June 2, 2003 decision. The United States Court of Appeals for the Third Circuit, in a decision reached on June 24, 2004, upheld certain of the Commission’s actions while remanding others for further review by the FCC. In taking that action, the Court stayed the effectiveness of all of the FCC’s actions but, in a subsequent decision, the Court permitted the FCC to implement the local radio multiple ownership rule changes that the Court had upheld. Certain of the petitioners in the case, but not the FCC or the U.S. Department of Justice, requested that the Supreme Court review the action of the Court which was denied. The FCC has commenced a proceeding to respond to the remand. Accordingly, the ultimate impact of changes in the FCC’s restrictions on how many stations a party may own, operate and/or control and on our future acquisitions and competition from other companies is difficult to predict at this time.

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

With regard to television service, the FCC’s proposed rules, which remain stayed, state:

•	In markets with five or more television stations, a licensee may own two stations, but only one of these stations may be among the top four in ratings.

•	In markets with 18 or more television stations, a licensee may own up to three television stations, but only one of these may be among the top four in ratings.

•	Both commercial and non-commercial stations are counted in determining the number of stations in a market.

•

For markets with 11 or fewer television stations, a waiver may be sought for the merger of two top-four stations. The FCC’s decision to grant a waiver will be based on whether local communities will be better served by the merger.

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

For the most part, we have elected “must carry” with respect to each of our full-power stations for the most-recent three-year period that commenced January 1, 2006. We are considering what elections to make in the next three-year period that will commence on January 1, 2009.

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

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station have been allocated a separate channel for digital television operation. We have implemented a phase-in of our digital television service and all of our full-service stations are providing digital signals. On February 1, 2006, the Congress passed legislation requiring that analog broadcast of full-service television stations cease on February 17, 2009. We expect this deadline to remain effective. For a discussion of our stations’ compliance with the digital television broadcasting requirements, please see “Risk Factors,” below.

The FCC has adopted rules to permit low-power stations to operate on a paired or stand-alone basis in digital service. We have recently applied for authority for certain of our low-power stations to have paired operations. In those markets where no spectrum was available for paired operations, we will make a decision to switch individual stations from analog to digital service based on the viewing patterns of our viewers and the February 17, 2009 discontinuance of analog broadcast transmissions by full-service television stations.

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

The low-power FM service is exclusively non-commercial. To date, our stations have not suffered any technical interference to our stations’ signals. Due to current technical restrictions and the non-commercial ownership requirement for low-power FM stations, we have not found that low-power FM service has caused any detrimental economic impact on our stations as well.

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-service stations in those markets where the satellite operators have implemented local-into-local service, although one of the satellite carriers, EchoStar/Dish Network, attempted to require its customers to install a second dish in order to receive our stations’ signals. The FCC has told this satellite carrier that it cannot utilize this second dish method of delivering our local broadcast signal to its customers, but an appeal is pending. The SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004 (SHVERA). SHVERA extended the ability of satellite operators to implement local-into-local service and, among its other provisions, prevented the practice of satellite operators placing certain stations on a second dish, which disadvantaged our operations in certain markets. Please see “Risk Factors,” below.

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

In New York, billboards are regulated primarily by provisions of the New York City Zoning Resolution and local municipal laws titled Local Law 14 of 2001 and Local Law 31 of 2005. The New York City Department of Buildings adopted a new rule, Rule 49, to implement Local Laws 14 and 31 and further regulate outdoor advertising within the city. As a result of Rule 49 becoming effective in August 2006, we may be required to remove advertising from some of our advertising faces. Other outdoor advertising companies operating in the New York market have filed lawsuits challenging the constitutionality of Rule 49. We do not expect Rule 49 as currently enacted, if it survives the challenge, to have a material adverse effect on the segment operating profit (loss) of our outdoor segment in the foreseeable future.

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

State and local governments from time to time also regulate the outdoor advertising of alcohol products. Alcohol-related advertising represented approximately 10% of the total revenue of our outdoor advertising business in 2006. As a matter of both company policy and industry practice (on a voluntary basis), we do not post any alcohol advertisements within a 500 square foot radius of any school, church or hospital. Any significant reduction in alcohol-related advertising due to content-related restrictions could cause a reduction in our direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

ITEM 1A. RISK FACTORS

We have a history of losses that, if continued, could adversely affect the market price of our securities and our ability to raise capital.

Although we had net income of $6.2 million for the year ended December 31, 2004, we had net losses of approximately $134.6 million and $9.7 million for the years ended December 31, 2006 and 2005, respectively. In addition, we had net losses applicable to common stockholders of $134.6 million, $9.7 million and $9.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

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

As of December 31, 2006, we had $492.5 million of debt outstanding under our syndicated bank credit facility. A significant portion of our cash flow from operations will be dedicated to servicing our debt obligations, and our ability to obtain additional financing may be limited. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If the amounts outstanding under our syndicated bank credit facility are accelerated, our assets may not be sufficient to repay in full the money owed to such lenders.

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

The credit agreement governing our syndicated bank credit facility contains various provisions that limit our ability to:

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

Goodwill and intangible assets totaled $1.1 billion at December 31, 2006, primarily attributable to acquisitions in recent years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value. At least annually, we test our goodwill and indefinite lived intangible assets for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors. The amount of any quantified impairment must be expensed as a charge to operations. In 2006, we determined that certain of our radio reporting unit assets were impaired, for which we recognized impairment losses of $156.2 million relating to goodwill and $33.5 million relating to FCC licenses in the Dallas and Denver markets. Appraisals of any of our reporting units or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of our intangible assets. Any determination of impairment of our goodwill or other intangibles could have an adverse effect on our financial condition and results of operations.

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

Univision currently owns less than 15% of our common stock on a fully-converted basis. As of December 31, 2005, Univision owned approximately 30% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company would not exceed 15% by March 26, 2006 and will not exceed 10% by March 26, 2009. Univision’s required divestiture of a significant portion of its remaining equity interest in our company over the next several years, whether in a single transaction or a series of transactions, could depress the market value of our Class A common stock.

Our television ratings and revenue could decline significantly if our affiliation relationship with Univision or Univision’s programming success changes in an adverse manner.

If our affiliation relationship with Univision changes in an adverse manner, or if Univision’s programming success diminishes, our ability to generate television advertising revenue on which our television business depends could be negatively affected. Univision’s ratings might decline or Univision might not continue to provide programming, marketing, available advertising time and other support to its affiliates on the same basis as currently provided. Additionally, by aligning ourselves closely with Univision, we might forego other opportunities that could diversify our television programming and avoid dependence on Univision’s television networks. Univision’s relationships with Televisa and Venevision are important to Univision’s, and consequently our, continued success. Univision and Televisa are currently involved in litigation over programming provided to Univision by Televisa, and we cannot predict the outcome of their litigation or the effect that the outcome might have on our business or our results of operations. However, if Televisa were to stop providing programming to Univision as a result of this litigation or for any other reason, and Univision were unable to provide us with replacement programming of comparable quality, it could have a material adverse effect on our business and our results of operations. In addition, in June 2006, Univision publicly announced that it has agreed to a sale of Univision to a private equity consortium, and while we cannot predict the effect that such sale would have on our business or our results of operations, we currently do not believe that such sale will have a material adverse effect on our business or our results of operations.

Because three of our directors and officers, and stockholders affiliated with them, hold the majority of our voting power, they can ensure the outcome of most matters on which our stockholders vote.

As of December 31, 2006, Walter F. Ulloa, Philip C. Wilkinson and Paul Zevnik together hold approximately 82% of the combined voting power of our outstanding shares of common stock. Each of Messrs. Ulloa, Wilkinson and Zevnik is a member of our board of directors, and Messrs. Ulloa and Wilkinson also serve as executive officers of our company. In addition to their shares of our Class A common stock, collectively they own all of the issued and outstanding shares of our Class B common stock, which have ten votes per share on any matter subject to a vote of the stockholders. Accordingly, Messrs. Ulloa, Wilkinson and Zevnik have the ability to elect each of the members of our board of directors. Messrs. Ulloa, Wilkinson and Zevnik have agreed contractually to vote their shares to elect themselves as directors of our company. Messrs. Ulloa, Wilkinson and Zevnik, acting in concert, also have the ability to control the outcome of most matters requiring stockholder approval. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of the company.

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

The FCC requires us to convert to digital television; additionally, such conversion may not result in commercial benefit unless there is sufficient consumer demand.

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

We are currently broadcasting DTV signals for nearly all of our full-power television stations at lower power levels by means of temporary DTV facilities, pursuant to FCC authorization. The FCC required us to reach full-power operation, in order to protect the service contours we have sought for our full-service stations, on or before July 1, 2006. In those markets where we were unable to do so, we have asked for waivers and are diligently pursuing the work necessary to operate to the fullest extent of our digital authorizations. All on-air digital full-service stations currently must be simulcasting 100% of the video programming of their analog channels or their DTV channels. Until commercial demand for digital television services increases, these digital operations may not prove commercially beneficial. Our stations may continue to broadcast analog signals until the February 17, 2009 deadline for conversion to digital-only operations.

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

We are considering whether, in the future, to continue to elect “must-carry” treatment or to negotiate retransmission consent agreements pursuant to which we could secure consideration in return for the carriage of our broadcast signals by cable television or satellite services.

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

The SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA. The SHVERA legislation has eliminated any second dish service.

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

The types of properties required to support each of our television and radio stations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We also own the buildings and/or land used for office, studio and tower facilities at certain of our television and/or radio properties. We own substantially all of the equipment used in our television and radio broadcasting business. Substantially all of our outdoor advertising structures are located on property pursuant to leases that automatically renew unless either the property owner or we opt out upon proper notice. We believe that all of our facilities and equipment are adequate to conduct our present operations. We also lease certain facilities and broadcast equipment in the operation of our business. See Note 9 to Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC”. The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ended December 31, 2005
First Quarter	$9.08	$7.27
Second Quarter	$9.11	$7.25
Third Quarter	$9.50	$7.14
Fourth Quarter	$8.50	$6.90

Year Ending December 31, 2006
First Quarter	$9.18	$6.80
Second Quarter	$9.18	$7.59
Third Quarter	$8.56	$6.59
Fourth Quarter	$8.43	$6.86

As of March 9, 2007, there were approximately 139 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by Research Data Group, Inc., depicts our quarterly performance for the period from December 31, 2001 through December 31, 2006, as measured by total stockholder return on our Class A common stock compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

	Cumulative Total Return
	12/01	3/02	6/02	9/02	12/02	3/03	6/03	9/03	12/03	3/04	6/04
Entravision Communications Corporation	100.00	123.85	102.51	110.88	83.51	45.19	94.98	79.50	92.89	75.06	64.27
S & P 500	100.00	100.28	86.84	71.84	77.90	75.45	87.06	89.36	100.24	101.94	103.70
S & P Broadcasting & Cable TV	100.00	95.41	66.16	61.99	65.97	73.55	81.69	81.11	90.76	79.69	75.69

	9/04	12/04	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06
Entravision Communications Corporation	63.68	69.87	74.23	65.19	65.86	59.58	76.65	71.72	62.26	68.79
S & P 500	101.76	111.15	108.76	110.25	114.23	116.61	121.52	119.77	126.56	135.03
S & P Broadcasting & Cable TV	73.14	82.69	83.66	76.50	74.66	69.02	68.37	80.11	86.47	99.38

*	Assumes $100 invested on December 31, 2001 in stock or index-including reinvestment of dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	10,397,670	(2)	$10.85	(3)	11,102,330
Employee Stock Purchase Plan	N/A	(4)	N/A	(4)	3,025,995
Equity compensation plans not approved by security holders	—		—		—

Total	10,397,670		$10.85		14,128,325

(1)	Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.
(2)	Includes an aggregate of 534,500 restricted stock units.
(3)	Weighted average exercise price of outstanding options; excludes restricted stock units.
(4)	Our 2001 Employee Stock Purchase Plan permits full-time employees to have payroll deductions made to purchase shares of our Class A common stock during specified purchase periods. The purchase price is the lower of 85% of (1) the fair market value per share of our Class A common stock on the last business day before the purchase period begins and (2) the fair market value per share of our Class A common stock on the last business day of the purchase period. Consequently, the price at which shares will be purchased for the purchase period currently in effect is not known.

Issuer Purchases of Equity Securities

On November 1, 2006, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance stock repurchases, if and when made, with available cash on hand and cash provided by operations.

As of December 31, 2006, we had repurchased approximately 1.2 million shares at an average price of $7.42 for an aggregate purchase price of approximately $8.8 million, as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in thousands)
November 1, 2006 to November 30, 2006	483,103	$7.38	483,103	$96,436
December 1, 2006 to December 31, 2006	692,683	$7.45	692,683	$91,275

Total	1,175,786	$7.42	1,175,786	$91,275

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 and with respect to our consolidated balance sheets as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with both, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K and the consolidated statements and the notes to those consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

(In thousands, except share and per share data)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Net revenue	$291,752	$280,964	$259,053	$237,956	$218,450

Direct operating expenses	123,798	120,285	112,574	106,961	100,324
Selling, general and administrative expenses	51,993	51,755	49,792	50,599	47,168
Corporate expenses	18,851	17,513	16,860	14,951	16,897
Loss (gain) on sale of assets	(26,160)	—	(3,487)	945	707
Depreciation and amortization	44,690	46,411	42,795	43,684	40,649
Impairment charge	189,661	—	—	—	—

	402,833	235,964	218,534	217,140	205,745

Operating income (loss)	(111,081)	45,000	40,519	20,816	12,705
Interest expense	(29,431)	(29,848)	(28,282)	(26,892)	(24,913)
Interest income	1,602	966	456	145	150
Loss on debt extinguishment	—	(27,969)	—	—	—

Income (loss) before income taxes	(138,910)	(11,851)	12,693	(5,931)	(12,058)
Income tax benefit (expense)	4,463	2,338	(7,044)	(968)	122

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(134,447)	(9,513)	5,649	(6,899)	(11,936)
Equity in net income (loss) of nonconsolidated affiliate	(152)	(144)	(6)	295	213

Income (loss) before discontinued operations	(134,599)	(9,657)	5,643	(6,604)	(11,723)
Gain on disposal of discontinued operations	—	—	521	9,346	—
Income (loss) from discontinued operations	—	—	—	(475)	1,078

Net income (loss)	(134,599)	(9,657)	6,164	2,267	(10,645)
Accretion of preferred stock redemption value	—	—	(15,913)	(11,348)	(10,201)

Net loss applicable to common stockholders	$(134,599)	$(9,657)	$(9,749)	$(9,081)	$(20,846)

Net loss per share applicable to common stockholders, basic and diluted	$(1.27)	$(0.08)	$(0.09)	$(0.08)	$(0.18)

Weighted average common shares outstanding, basic and diluted	106,078,486	124,293,792	105,758,136	112,611,511	119,110,908

	Years Ended December 31,
	2006	2005	2004	2003	2002
Other Data:
Capital asset and intangible expenditures	$23,926	$19,854	$15,572	$17,661	$19,533
Balance Sheet Data:
Cash and cash equivalents	$118,525	$65,610	$46,969	$19,806	$12,201
Total assets	$1,418,664	$1,743,159	$1,689,712	$1,686,968	$1,573,481
Long-term debt, including current portion	$497,770	$506,602	$482,976	$377,615	$305,878
Series A mandatorily redeemable convertible preferred stock	$—	$—	$—	$112,269	$100,921
Total stockholders’ equity	$751,719	$1,028,933	$1,037,672	$1,046,001	$1,015,043

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2006, 2005 and 2004 and consolidated financial condition as of December 31, 2006 and 2005 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

OVERVIEW

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 65% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising.

As of the date of filing this report, we own and/or operate 51 primary television stations that are located primarily in the southwestern United States. We own and operate 47 radio stations (36 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 10,600 advertising faces located primarily in Los Angeles and New York.

The comparability of our results between 2006 and 2005 is significantly affected by acquisitions and dispositions in those periods. In those years, we primarily acquired new media properties in markets where we already owned existing media properties. While new media properties contribute to the financial results of their markets, we do not attempt to measure their effect as they typically are integrated into existing operations.

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

Highlights

Despite continuing competition for advertising revenue among broadcasters and between the broadcast industry and other media, we experienced net revenue growth of $292 million for the year ended December 31, 2006. Revenue generated by our television segment accounted for 54%, revenue generated by our radio segment accounted for 33% and revenue generated by our outdoor segment accounted for 13% of our total revenue.

Our television segment led our success again in 2006, generating $158 million in net revenue as we continued to sustain solid ratings across our station group. Our television results were driven by continued growth in our top advertising categories, including automotive, services, fast-food restaurants and telecommunications. The strength of our television results was also partially attributable to World Cup and political advertising. We currently anticipate that the general demand for our advertising inventory will increase in future periods. However, we would need to overcome strong 2006 revenue comparables from such major events as World Cup and political activity in both the U.S. and Mexico if we are to match the rate of revenue increase we experienced in 2006. We cannot give any assurance that sustaining such rate of increased revenue growth in 2007 is achievable. We continue to enjoy significant revenue growth from our television stations located in certain markets with rapidly growing Hispanic populations, such as Las Vegas, Albuquerque, Palm Springs, Yuma-El Centro, Santa Barbara, Reno and Odessa-Midland, each of which experienced greater than 15% net revenue growth in 2006.

Based on stations we operated for the full year, our radio segment outperformed the general radio industry as a whole contributing $91 million in net revenue in 2006. On the other hand, the segment also faced challenges during the year, with certain markets either not experiencing revenue growth or not growing at a rate higher than that of the general radio industry. In addressing this, we continued our strategy of divesting assets in markets where we did not see the opportunity to grow to scale and build out clusters. For example, in January 2006 we disposed of the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market; in September 2006, we disposed of the assets of radio station

KZLZ-FM, serving the Tucson market; and in November 2006 we disposed of the assets of all of our radio stations serving the Dallas, Texas market. This strategy also allows us to redeploy capital to markets with greater growth and earnings potential. Additionally, we continue to focus on local sales efforts, which accounted for 77% of total sales in 2006.

Also, in 2006, we determined that certain of our radio assets were impaired, for which we recognized impairment losses of $156.2 million relating to goodwill and $33.5 million relating to FCC licenses in the Dallas and Denver markets. The impairment was primarily related to a general slowing of growth in the radio industry over recent quarters. Please see “Sensitivity of Critical Accounting Estimates,” beginning at page 59 below.

Our outdoor segment provided $37 million of our net revenue in 2006, and benefited from continuing overall demand for outdoor advertising in New York, Sacramento and Fresno, California and Tampa, Florida. In addition, increased local sales played a key role in the growth of our outdoor advertising operations in 2006. We have made a concerted effort to strengthen the staffing and training of our local sales force, and we anticipate that this focus will continue in 2007. We also continue to grow our transit advertising operations. In May 2006, we entered into a five-year agreement with the Hillsborough Transit Authority to sell advertising on municipal buses in the Tampa, Florida market. We believe that expanding our transit advertising creates opportunities to provide broader advertising coverage for national advertisers.

Acquisitions and Dispositions

In February 2006, we acquired the assets of television stations KTIZ-LP, KSFE-LP, KLIA-LP and KFTN-LP in the McAllen, Texas market for $2.3 million in exchange for approximately $0.8 million in cash and the assets of television station KTFV-CA in the McAllen, Texas market.

In July 2006, we acquired a full power television construction permit in Derby, Kansas for $2.7 million in an auction held by the FCC.

In July 2006, we acquired the assets of radio station KBOC-FM in Dallas, Texas for $16.6 million.

In August 2006, we acquired the assets of television station KNEZ-LP (now KXOF-CA) in the Laredo, Texas market for $1.4 million.

We evaluated the transferred set of activities, assets, inputs, outputs and processes from each of our completed 2006 acquisitions and determined that the items excluded were significant and that each of these acquisitions was not considered a business.

In January 2006, we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. The full amount of the purchase price was paid in the form of 12,573,871 shares of our Class U common stock held by Univision based on the ten-day volume weighted average share price of $7.1577 between December 15, 2005 and December 29, 2005. We realized a gain on sale of $10.5 million, net of tax of $7 million. We had a loss of approximately $2.4 million related to the closure of the San Francisco/San Jose facility.

In September 2006, we sold the assets of radio station KZLZ-FM serving the Tucson, Arizona market for $4.8 million. We realized a gain on sale of $0.7 million, net of tax of $0.4 million.

In November 2006, we sold the assets of all of our radio stations serving the Dallas, Texas market, including the assets of KBOC-FM which the Company acquired in July 2006 for an adjusted purchase price of $92.5 million. We realized a gain on sale of $7.9 million. The carrying value of certain of the assets had been adjusted to fair value less costs to sell, resulting in an impairment charge of $16 million, net of tax of $11 million, in the second quarter of 2006.

The assets sold in 2006 did not constitute a component set under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”); therefore, there is no presentation of discontinued operations.

Relationship with Univision

Univision currently owns less than 15% of our common stock on a fully-converted basis. As of December 31, 2005, Univision owned approximately 30% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company would not exceed 15% by March 26, 2006 and will not exceed 10% by March 26, 2009. In January 2006, we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. Univision paid the full amount of the purchase price in the form of approximately 12.6 million shares of our Class U common stock held by Univision. In March 2006, we repurchased seven million shares of our Class U common stock held by Univision for $51.1 million using cash generated from operations and unrestricted proceeds which were remaining from our refinanced syndicated bank credit facility. In July 2006, the Company repurchased 175,000 shares of Class U common stock held by Univision for $1.4 million.

Univision is the holder of all of our issued and outstanding Class U common stock. The Class U common stock has limited voting rights and does not include the right to elect directors. However, as the holder of all of our issued and outstanding Class U common stock, Univision currently has the right to approve any merger, consolidation or other business combination involving our company, any dissolution of our company and any assignment of the Federal Communications Commission, or FCC, licenses for any of our company’s Univision-affiliated television stations. Each share of Class U common stock is automatically convertible into one share of our Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision. Pursuant to an investor rights agreement, as amended, between Univision and us, Univision has a right to demand the registration of the sale of shares of our Class U common that it owns, which may be exercised on or before March 26, 2009.

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the years ended December 31, 2006 and 2005, the amount paid by the Company to Univision in this capacity was $10.4 and $9.3 million, respectively.

In addition, in June 2006, Univision publicly announced a sale of Univision to a private equity consortium, and while we cannot predict the effect that such sale would have on our business or our results of operations, we currently do not believe that such sale will have a material adverse effect on our business or our results of operations.

RESULTS OF OPERATIONS

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and loss (gain) on sale of assets. The Company evaluates the performance of its operating segments based on the following (unaudited; in thousands):

	Years Ended December 31,			% Change 2006 to 2005	% Change 2005 to 2004
	2006	2005	2004
Net Revenue
Television	$158,466	$146,184	$135,866	8%	8%
Radio	96,668	100,582	92,239	(4)%	9%
Outdoor	36,618	34,198	30,948	7%	11%

Consolidated	291,752	280,964	259,053	4%	8%

Direct operating expenses
Television	61,620	58,420	55,498	5%	5%
Radio	36,686	37,775	35,182	(3)%	7%
Outdoor	25,492	24,090	21,894	6%	10%

Consolidated	123,798	120,285	112,574	3%	7%

Selling, general and administrative expenses
Television	23,902	22,524	21,217	6%	6%
Radio	22,358	24,310	23,615	(8)%	3%
Outdoor	5,733	4,921	4,960	17%	(1)%

Consolidated	51,993	51,755	49,792	0%	4%

Depreciation and amortization
Television	15,374	15,485	14,126	(1)%	10%
Radio	6,395	8,317	7,292	(23)%	14%
Outdoor	22,921	22,609	21,377	1%	6%

Consolidated	44,690	46,411	42,795	(4)%	8%

Segment operating profit (loss)
Television	57,570	49,755	45,025	16%	11%
Radio	31,229	30,180	26,150	3%	15%
Outdoor	(17,528)	(17,422)	(17,283)	1%	1%

Consolidated	71,271	62,513	53,892	14%	16%

Corporate expenses	18,851	17,513	16,860	8%	4%
Gain on sale of assets	(26,160)	—	(3,487)	*	*
Impairment charge	189,661	—	—	*	*

Operating income (loss)	$(111,081)	$45,000	$40,519	*	11%

Consolidated adjusted EBITDA	$100,081	$92,473	$79,956	8%	16%

Capital expenditures
Television	$18,700	$14,843	$10,494
Radio	3,185	3,347	3,311
Outdoor	2,041	1,664	1,767

Consolidated	$23,926	$19,854	$15,572

Total assets
Television	$529,478	$493,904	$420,588
Radio	713,855	984,559	1,053,754
Outdoor	175,331	195,242	215,370
Assets held for sale (Radio)	—	69,454	—

Consolidated	$1,418,664	$1,743,159	$1,689,712

(footnotes on next page)

(footnotes from preceding page)

*	Percentage not meaningful.
(1)	Consolidated adjusted EBITDA means operating income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses, non-cash corporate expense and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash stock-based compensation, non-cash corporate expense, non-cash impairment loss, loss (gain) on sale of assets and syndication programming amortization and does include syndication programming payments. The definition of operating income (loss), and thus consolidated adjusted EBITDA, excludes equity in net earnings (loss) of nonconsolidated affiliates.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.25 to 1 on a pro forma basis for the prior full year. The actual maximum net debt ratios were as follows (in each case as of December 31): 2006, 4.9 to 1; 2005 5.3 to 1; 2004 5.8 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our new syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash (gain) loss on sale of assets, non-cash depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation awards, non-cash corporate expense and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Consolidated adjusted EBITDA (1)	$100,081	$92,473	$79,956

Interest expense	(29,431)	(29,848)	(28,282)
Interest income	1,602	966	456
Loss on debt extinguishment	—	(27,969)	—
Income tax (expense) benefit	4,463	2,338	(7,044)
Amortization of syndication contracts	(87)	(72)	(280)
Payments on syndication contracts	83	7	254
Gain on sale of assets	26,160	—	3,487
Non-cash expense included in corporate expenses	(213)	—	—
Non-cash stock-based compensation included in direct operating expenses	(267)	—	—
Non-cash stock-based compensation included in selling, general and administrative expenses	(911)	(229)	(22)
Non-cash stock-based compensation included in corporate expenses	(1,576)	(768)	(81)
Depreciation and amortization	(44,690)	(46,411)	(42,795)
Impairment charge	(189,661)	—	—

Income (loss) before equity in net loss of nonconsolidated affiliates	(134,447)	(9,513)	5,649
Equity in net loss of nonconsolidated affiliates	(152)	(144)	(6)

Income (loss) before discontinued operations	(134,599)	(9,657)	5,643
Gain on disposal of discontinued operations	—	—	521

Net income (loss)	(134,599)	(9,657)	6,164

Depreciation and amortization	44,690	46,411	42,795
Impairment charge	189,661	—	—
Deferred income taxes	(8,882)	(3,748)	5,647
Amortization of debt issue costs	406	1,888	2,914
Amortization of syndication contracts	87	72	280
Payments on syndication contracts	(83)	(7)	(254)
Equity in net loss of nonconsolidated affiliate	152	144	6
Non-cash stock-based compensation	2,754	997	103
Gain on sale of media properties and other assets	(26,160)	—	(4,008)
Loss on debt extinguishment	—	9,581	—
Change in fair value of interest rate swap agreements	(2,359)	(3,750)	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(76)	(8,267)	(2,910)
Decrease (increase) in prepaid expenses and other assets	929	(2,254)	26
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,491)	4,530	1,834

Cash flows from operating activities	$62,029	$35,940	$52,597

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Consolidated Operations

Net Revenue. Net revenue increased to $291.8 million for the year ended December 31, 2006 from $281.0 million for the year ended December 31, 2005, an increase of $10.8 million. Excluding the 2006 and 2005 net revenue contributed by our radio stations in the San Francisco/San Jose, Tucson and Dallas markets that we sold in 2006, net revenue would have increased by $20.5 million during the year ended December 31, 2006. Of the overall increase, $12.3 million came from our television segment. The increase from this segment was primarily attributable to an increase in both local and national advertising sales, primarily attributable to an increase in advertising rates, partially attributable to World Cup and political advertising. Additionally, $2.4 million of the overall increase was from our outdoor segment, primarily attributable to revenue associated with the expansion of our outdoor division in Tampa and Sacramento, as well as an increase in local advertising sales. The overall increase was partially offset by a $3.9 million decrease in our radio net revenue. The decrease was primarily attributable to a decrease in net revenue of $9.7 million from our San Francisco/San Jose, Tucson and Dallas radio stations that we sold, partially offset by an increase in inventory sold and advertising rates.

We currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to continue to increase our rates, resulting in continued increases in net revenue in future periods. However, we would need to overcome strong 2006 revenue comparables from such major events as World Cup and political activity in both the U.S. and Mexico if we are to match the rate of revenue increase we experienced in 2006. We cannot give any assurance that sustaining such rate of increased revenue growth in 2007 is achievable.

Direct Operating Expenses. Direct operating expenses increased to $123.8 million for the year ended December 31, 2006 from $120.3 million for the year ended December 31, 2005, an increase of $3.5 million. Excluding the 2006 and 2005 direct operating expenses incurred by our radio stations in the San Francisco/San Jose, Tucson and Dallas markets that we sold in 2006, direct operating expenses would have increased by $7.0 million during the year ended December 31, 2006. Of the overall increase, $3.2 million came from our television segment. The increase from this segment was primarily attributable to an increase in national representation fees and other sales expenses associated with the increase in net revenue and an increase in syndicated programming expense, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision. Additionally, $1.4 million of the overall increase came from our outdoor segment and was primarily attributable to higher lease rents for our billboard locations and expenses associated with the expansion of our outdoor division in Tampa and Sacramento. The overall increase was partially offset by a $1.1 million decrease in our radio direct operating expenses. The decrease was primarily attributable to a decrease in direct operating expenses of $3.5 million from our San Francisco/San Jose, Tucson and Dallas radio stations that we sold, partially offset by an increase in commissions and other sales-related expenses associated with the increase in net revenue of the other radio stations. As a percentage of net revenue, direct operating expenses decreased to 42% for the year ended December 31, 2006 from 43% for the year ended December 31, 2005. Direct operating expenses as a percentage of net revenue decreased because direct operating expenses increases were outpaced by increases in net revenue.

We currently anticipate that our direct operating expenses will continue to increase as our net revenue increases. We expect that net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will continue to remain constant or decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $52.0 million for the year ended December 31, 2006 from $51.8 million for the year ended December 31, 2005, an increase of $0.2 million. Excluding the 2006 and 2005 selling, general and administrative expenses incurred by our radio stations in the San Francisco/San Jose, Tucson and Dallas markets that we sold in 2006, selling, general and administrative expenses would have increased by $2.6 million during the year ended December 31, 2006. Of the overall increase, $1.4 million came from our television segment. The increase from this segment was primarily attributable to an increase in bad debt expense, an increase in insurance, and increased non-cash stock based compensation of $0.6 million, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision. Additionally, $0.8 million of the overall increase came from the outdoor segment, primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and Sacramento. The overall increase was partially offset by a $2.0 million decrease in radio selling, general and administrative expenses. The decrease from this segment was primarily attributable to a decrease in selling, general and administrative expenses of $2.4 million from our San Francisco/San Jose, Tucson and Dallas radio stations that we sold, partially offset by increased wages and insurance expense. As a percentage of net revenue, selling, general and administrative expenses remained constant at 18% for the years ended December 31, 2006 and 2005.

We currently anticipate that our selling, general and administrative expenses will continue to increase. However, we expect that net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will remain constant or decrease in future periods.

Corporate Expenses. Corporate expenses increased to $18.9 million for the year ended December 31, 2006 from $17.5 million for the year ended December 31, 2005, an increase of $1.4 million. The increase was primarily attributable to increased non-cash stock-based compensation of $0.8 million. The remaining increase was primarily attributable to higher professional fees and salaries. As a percentage of net revenue, corporate expenses remained constant at 6% for each of the years ended December 31, 2006 and 2005.

We currently anticipate that our corporate expenses will continue to increase, primarily due to recording non-cash stock-based compensation in corporate expense to comply with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). However, we expect that net revenue increases will outpace corporate expense increases such that corporate expenses as a percentage of net revenue will remain constant or decrease in future periods.

Gain (Loss) on Sale of Assets. The gain on sale of assets was $26.2 million for the year ended December 31, 2006. The gain was primarily attributable to the gain on sale of the radio assets in the San Francisco/San Jose, Tucson and Dallas markets.

Depreciation and Amortization. Depreciation and amortization decreased to $44.7 million for the year ended December 31, 2006 from $46.4 million for the year ended December 31, 2005, a decrease of $1.7 million. The decrease for the year ended December 31, 2006 was primarily attributable to lower depreciation and amortization due to the sale of the radio assets in the San Francisco/San Jose, Tucson and Dallas markets.

Impairment Charge: The impairment charge of $189.7 million for the year ended December 31, 2006 was a result of a $156.2 million impairment of goodwill in our radio segment and a $33.5 million impairment of our radio FCC licenses.

Operating Income. As a result of the above factors, operating loss was $110.1 million for the year ended December 31, 2006, compared to operating income of $45.0 million for the year ended December 31, 2005.

Interest Expense. Interest expense decreased to $29.4 million for the year ended December 31, 2006 from $29.8 million for the year ended December 31, 2005, a decrease of $0.4 million. The decrease was primarily attributable to the increase in the fair value of our interest rate swap agreements, resulting in an overall decrease of $1.0 million of interest expense, partially offset by an increase of interest expense attributable to higher debt outstanding.

Income Tax Expense. Our expected tax rate is approximately 39% of pre-tax income or loss, adjusted for permanent tax differences. The tax benefit was less than the expected 39% of the pre-tax loss because of state income taxes and non-deductible expenses, including goodwill impairment, non-cash stock-based compensation and meals and entertainment. We currently have net operating loss carryforwards of approximately $77.2 million available to offset future taxable income through the year 2025 that we expect will be utilized prior to their expiration.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $158.5 million for the year ended December 31, 2006 from $146.2 million for the year ended December 31, 2005, an increase of $12.3 million. The overall increase was primarily attributable to an increase in both local and national advertising sales, primarily due to an increase in advertising rates, partially attributable to World Cup and political advertising.

We currently anticipate that the general demand for our inventory will increase in future periods. However, we would need to overcome strong 2006 revenue comparables from such major events as World Cup and political activity in both the U.S. and Mexico if we are to match the rate of revenue increase we experienced in 2006. We cannot give any assurance that sustaining such rate of increased revenue growth in 2007 is achievable.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $61.6 million for the year ended December 31, 2006 from $58.4 million for the year ended December 31, 2005, an increase of $3.2 million. The increase was primarily attributable to an increase in national representation fees and other sales expenses associated with the increase in net revenue and an increase in syndicated programming expense, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $23.9 million for the year ended December 31, 2006 from $22.5 million for the year ended December 31, 2005, an increase of $1.4 million. The increase was primarily attributable to an increase in bad debt expense, an increase in insurance, and increased non-cash stock-based compensation of $0.6 million, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision.

Radio

Net Revenue. Net revenue in our radio segment decreased to $96.7 million for the year ended December 31, 2006 from $100.6 million for the year ended December 31, 2005, a decrease of $3.9 million. Excluding the 2006 and 2005 net revenue contributed by our radio stations in the San Francisco/San Jose, Tucson and Dallas markets that we sold in 2006, net revenue would have increased by $5.8 million during the year ended December 31, 2006. The decrease was primarily attributable to a decrease in net revenue of $9.7 million from our San Francisco/San Jose, Tucson and Dallas radio stations that we sold, partially offset by an increase in inventory sold and advertising rates. Additionally, there has been a general slowing of growth in the radio industry over recent quarters, and we expect that this will continue. However, we expect to continue to outperform the general radio industry in future periods.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $36.7 million for the year ended December 31, 2006 from $37.8 million for the year ended December 31, 2005, a decrease of $1.1 million. Excluding the 2006 and 2005 direct operating expenses incurred by our radio stations in the San Francisco/San Jose, Tucson and Dallas markets that we sold in 2006, direct operating expenses would have increased by $2.3 million during the year ended December 31, 2006. The decrease was primarily attributable to a decrease in direct operating expenses of $3.5 million from our San Francisco/San Jose, Tucson and Dallas radio stations that we sold, partially offset by an increase in commissions and other sales-related expenses of the other radio stations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $22.4 million for the year ended December 31, 2006 from $24.3 million for the year ended December 31, 2005, a decrease of $1.9 million. Excluding the 2006 and 2005 selling, general and administrative expenses incurred by our radio stations in the San Francisco/San Jose, Tucson and Dallas markets that we sold in

2006, selling, general and administrative expenses would have increased by $0.3 million during the year ended December 31, 2006. The decrease was primarily attributable to a decrease in selling, general and administrative expenses of $2.4 million from our San Francisco/San Jose, Tucson and Dallas radio stations that we sold, partially offset by increased wages and insurance expense.

Outdoor

Net Revenue. Net revenue in our outdoor segment increased to $36.6 million for the year ended December 31, 2006 from $34.2 million for the year ended December 31, 2005, an increase of $2.4 million. The increase was primarily attributable to revenue associated with the expansion of our outdoor division in Tampa and Sacramento, as well as an increase in local advertising sales.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $ 25.5 million for the year ended December 31, 2006 from $ 24.1 million for the year ended December 31, 2005, an increase of $1.4 million. The increase was primarily attributable to higher lease rents for our billboard locations and expenses associated with the expansion of our outdoor division in Tampa and Sacramento.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment increased to $5.7 million for the year ended December 31, 2006 from $4.9 million for the year ended December 31, 2005, an increase of $0.8 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and Sacramento.

As a result of Rule 49 of the City of New York regulating outdoor advertising companies becoming effective in August 2006, we may be required to remove advertising from some of our advertising faces. Other outdoor advertising companies operating in the New York market have filed lawsuits challenging the constitutionality of Rule 49. We do not expect Rule 49 as currently enacted, if it survives the challenge, to have a material adverse effect on our segment operating profit (loss) in the foreseeable future.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $51.8 million for the year ended December 31, 2005 from $49.8 million for the year ended December 31, 2004, an increase of $2.0 million. The overall increase came mainly from our television segment, which accounted for an increase of $1.3 million. The increase from this segment was primarily attributable to a one-time recovery of expenses of $1.0 million in 2004 in accordance with the terms of an amendment to our TeleFutura marketing and sales agreement with Univision, as well as increased non-cash stock-based compensation expense of $0.2 million. Additionally, $0.7 million of the overall increase came from our radio segment. The increase from this segment was primarily attributable to expenses associated with radio station KBMB-FM acquired in the second half of 2004 and radio station KDLD-FM/KDLE-FM. As a percentage of net revenue, selling, general and administrative expenses decreased to 18% for the year ended December 31, 2005 from 19% for the year ended December 31, 2004. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses increases were outpaced by increases in net revenue.

Corporate Expenses. Corporate expenses increased to $17.5 million for the year ended December 31, 2005 from $16.9 million for the year ended December 31, 2004, an increase of $0.6 million. The increase was primarily attributable to an increase in non-cash stock-based compensation of $0.7 million. As a percentage of net revenue, corporate expenses decreased to 6% for the year ended December 31, 2005 from 7% for the year ended December 31, 2004. Corporate expenses as a percentage of net revenue decreased because corporate expense increases were outpaced by increases in net revenue.

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

Operating Income. As a result of the above factors, operating income increased to $45.0 million for the year ended December 31, 2005 from $40.5 million for the year ended December 31, 2004, an increase of $4.5 million.

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

Income Tax Expense. Our expected tax rate is approximately 40% of pre-tax income or loss, adjusted for permanent tax differences. The tax benefit was less than the expected 40% of the pre-tax loss because of state income taxes and non-deductible expenses, including the expected disallowance of state net operating loss carryforward amounts and meals and entertainment. We currently have net operating loss carryforwards of approximately $166 million available to offset future taxable income through the year 2025 that we expect will be utilized prior to their expiration.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $22.5 million for the year ended December 31, 2005 from $21.2 million for the year ended December 31, 2004, an increase of $1.3 million. The increase was primarily attributable to a one-time recovery of expenses of $1.0 million in 2004 in accordance with the terms of an amendment to our TeleFutura marketing and sales agreement with Univision, as well as increased non-cash stock-based compensation of $0.2 million.

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

Liquidity and Capital Resources

While we have had a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures, payments of principal and interest on outstanding indebtedness and repurchases of our Class A common stock) with cash on hand, cash flows from operations and externally generated funds, such as proceeds from any debt or equity offering and our syndicated bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our syndicated bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

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

On November 1, 2006, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance stock repurchases, if and when made, with available cash on hand and cash provided by operations. As of December 31, 2006, we had repurchased approximately 1.2 million shares at an average price of $7.42 for an aggregate purchase price of approximately $8.8 million.

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

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.86% at December 31, 2006. As of December 31, 2006, $492.5 million of our term loan was outstanding. As of December 31, 2006, we had three interest rate swap agreements with a $448 million aggregate notional amount, that convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. See also the section entitled “Derivative Instruments” below.

Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage covenants. As of December 31, 2006, we had approximately $2 million in outstanding letters of credit and $148 million was available under our revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

Derivative Instruments

As of December 31, 2006, we had three interest rate swap agreements with a $448 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These interest rate swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. It is expected that as the notional amount of the interest rate swap agreements declines, the term loan amounts will continue to exceed the notional amount of the interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of December 31, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and as a result, changes in their fair values are reflected currently in earnings. As of December 31, 2006, the fair value of the interest rate swap agreements was $6.1 million and is classified as other assets on our balance sheet. For the year ended December 31, 2006, we recognized a reduction of $2.4 million of interest expense related to the increase in fair value of the interest rate swap agreements.

In February 2007, we entered into an additional interest rate swap agreement with a $63 million aggregate notional amount, with quarterly increases, that expires on October 1, 2010. This interest rate swap agreement converts a portion of our variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. The quarterly increases of this swap agreement match the quarterly reductions of the three previous interest rate swap agreements. Therefore, it is expected that the term loan amounts will not exceed the notional amount of the four interest rate swap agreements. This interest rate swap agreement will not be designated for hedge accounting treatment under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and as a result, changes in the fair values will be reflected in earnings as a component of interest expense.

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

On November 1, 2006, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance stock repurchases, if and when made, with available cash on hand and cash provided by operations. As of December 31, 2006, we had repurchased approximately 1.2 million shares at an average price of $7.42 for an aggregate purchase price of approximately $8.8 million.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $100.1 million for the year ended December 31, 2006 from $92.5 million for the year ended December 31, 2005, an increase of $7.6 million, or 8%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 34% for the year ended December 31, 2006 from 33% for the year ended December 31, 2005.

We currently anticipate that consolidated adjusted EBITDA will continue to increase in future periods as we believe that net revenue increases will continue to outpace increases in direct operating, selling, general and administrative and corporate expenses.

Consolidated adjusted EBITDA means operating income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses, non-cash corporate expense and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash stock-based compensation, non-cash corporate expense, non-cash impairment loss, loss (gain) on sale of assets and syndication programming amortization and does include syndication programming payments. The definition of operating income (loss), and thus consolidated adjusted EBITDA, excludes equity in net earnings (loss) of nonconsolidated affiliates.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.25 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of December 31): 2006, 4.9 to 1; 2005 5.3 to 1; 2004 5.8 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our new syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash (gain) loss on sale of assets, non-cash depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation awards, non-cash corporate expense and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 44.

Cash Flow

Net cash flow provided by operating activities increased to $62.0 million for the year ended December 31, 2006 from $35.9 million for the year ended December 31, 2005. Although we had a net loss of $134.6 million for the year ended December 31, 2006, we had positive cash flow from operations. Our net loss was primarily a result of non-cash expenses, including impairment charges of $189.7 million and depreciation and amortization of $44.7 million. The increase in net cash flow provided by operating activities was primarily due to higher revenue of $10.8 million, partially offset by higher operating expenses. We expect to continue to have positive cash flow from operating activities for the year 2007.

For the year ended December 31, 2006, net cash flow provided by investing activities was $57.1 million, whereas for the year ended December 31, 2005, net cash flow used in investing activities was $40.9 million. During the year ended

December 31, 2006, we sold the assets of radio stations in the Tucson, Arizona market and the Dallas, Texas market for $96.3 million. We spent $40.5 million on net capital expenditures and acquisition of intangibles and collected $1.3 million on a note receivable. We plan to use some of the proceeds for capital expenditures and future acquisitions.

For the year ended December 31, 2006, net cash flow used in financing activities was $66.2 million, whereas for the year ended December 31, 2005, net cash flow provided by financing activities was $23.6 million. During the year ended December 31, 2006, we paid $52.5 million to repurchase 7.0 million shares of our Class U common stock from Univision and paid approximately $8.8 million to repurchase 1.2 million shares of our Class A common stock under our stock repurchase program. We made net debt payments of $8.8 million and received net proceeds of $3.9 million from the exercise of stock options and from the sale of shares issued under our 2001 Employee Stock Purchase Plan. We plan to continue to repurchase our Class A common stock from time to time in future periods in open market transactions at prevailing market prices, block trades or private repurchases.

During 2007, we anticipate that our maintenance capital expenditures will be approximately $10 million. In addition to our maintenance capital expenditures, we anticipate that our digital capital expenditures will be approximately $6 million. We anticipate paying for these capital expenditures out of net cash flow from operations.

As part of the transition from analog to digital television service, full-service television station owners are required, as a result of legislation that went into effect in early 2006, to discontinue broadcasting analog signals and to relinquish one of their paired analog-digital channels to the FCC on February 17, 2009. We currently expect the cost to complete construction of digital television facilities for our remaining full-service television stations, for which we have sought waivers from the FCC, will be approximately $4.2 million. In addition, we have elected to continue to broadcast separate digital and analog signals throughout this transition period. We currently anticipate that the incremental costs of broadcasting in digital and analog, including additional rent and higher electricity expense, will be approximately $860,000 in 2007. We intend to finance the conversion to digital television by using net cash flow from operations.

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

Commitments and Contractual Obligations

We have agreements with certain media research and ratings providers, expiring at various dates through December 2011, to provide television and radio audience measurement services. We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through November 2050.

Our material contractual obligations at December 31, 2006 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Syndicated bank credit facility and other borrowings	$497,769	$3,696	$12,073	$12,000	$470,000
Media research and ratings providers (1)	39,474	8,882	18,054	12,538	—
Operating leases and other material contractual obligations (1) (2)	76,984	11,894	18,534	13,282	33,274

Total contractual obligations	$614,227	$24,472	$48,661	$37,820	$503,274

(1)	Does not include month-to-month leases.
(2)	Does not include estimated contractual obligations of interest expense. Please refer to “Syndicated Bank Credit Facility” above for interest terms.

We have also entered into employment agreements with certain of our key employees, including Walter F. Ulloa, Philip C. Wilkinson, Jeffery A. Liberman, John F. DeLorenzo and Christopher T. Young. Our obligations under these agreements are not reflected in the table above.

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

Other

On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 0.6 million, plus an annual increase of up to 0.6 million shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. Since the inception of the Employee Stock Purchase Plan through December 31, 2006, approximately 0.6 million shares have been purchased.

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

Goodwill and Indefinite Life Intangible Assets

Effective January 1, 2002 we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined each of our operating segments to be a reporting unit. Upon adoption, we assigned all of our assets and liabilities to our reporting units and ceased amortizing goodwill and our indefinite life intangible assets. We believe that our broadcast licenses are indefinite life intangible assets.

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

The impairment evaluation for indefinite life intangible assets is performed by a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to our future cash flows. In addition, we evaluate annually and when triggering events occur, the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

Long-Lived Assets, Including Intangibles Subject to Amortization

Depreciation and amortization of our long-lived assets is provided using the straight-line method over their estimated useful lives. Changes in circumstances, such as the passage of new laws or changes in regulations, technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from initial estimates. In those cases where we determine that the useful life of a long-lived asset should be revised, we will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments or mandated regulatory requirements could result in shortened useful lives.

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

Deferred Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. We have recorded a $27.3 million tax benefit for net operating losses that are expected to offset future taxable income. Our net operating loss benefits will expire from 2022 to 2025. In order to realize the value of those assets, we would need to generate an aggregate of approximately $77.2 million of taxable income prior to their expiration. We currently estimate that we will recognize adequate taxable income over the next five to ten years sufficient to realize the value of these assets. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider future taxable income and prudent and feasible tax planning strategies. If we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination is made.

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue for outdoor advertising space is recognized ratably over the term of the contract, which is typically less than 12 months. Revenue contracts with advertising agencies are recorded at an amount that is net of the commission retained by the agency. Revenue from contacts directly with the advertisers is recorded at gross revenue and the related commission or national representation fee is recorded in operating expense. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

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

Derivative Instruments

SFAS No. 133 requires us to recognize all of our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of December 31, 2006, we had three interest rate swap agreements with a $448 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. As of December 31, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, the increase in fair value is classified as a reduction of interest expense on our statements of operations. For the year ended December 31, 2006, we recognized a reduction of $2.4 million in interest expense related to the increase in fair value of the interest rate swap agreements.

Additional Information

For additional information on our significant accounting policies, please see Note 2 to Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). The interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 is effective beginning in the first quarter of 2008. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of the financial statements and related disclosures. SAB 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure eligible financial instruments, commitments and certain other arrangements at fair value, at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective beginning in the first quarter of 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

Sensitivity of Critical Accounting Estimates

We have critical accounting estimates that are sensitive to change. The most significant of those sensitive estimates relate to the impairment of intangible assets. Goodwill and indefinite life intangible assets are not amortized but are tested annually on October 1 for impairment, or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

Television

We conducted a valuation of our television reporting unit in 2002 and determined that the fair value of the television reporting unit exceeded the carrying value by approximately $256 million, which we believed was a significant difference. Our performance has since been consistent with the projections in the valuation. Additionally, our television reporting unit has not changed dramatically since the valuation. Since our operating results have been consistent with the projections and our television reporting unit has not changed materially, we believe that the fair value of our television reporting unit still exceeds the carrying value and we do not have any impairment.

Radio

In the letter of Intent issued in accordance with the sale of certain of the Dallas radio assets, including FCC licenses, the expected sales price was less than the carrying value, which indicated that other radio assets might be impaired. As a result of the sale of the Dallas radio assets, we engaged an independent appraiser experienced in valuing radio broadcast properties to conduct an appraisal of the fair value of our radio reporting unit as of June 30, 2006. The valuation of the fair value of the radio reporting unit was primarily determined by evaluating discounted cash flow models for the reporting unit. The assumptions in the models were based on the reporting unit’s projected ability to generate cash flows in various cities or nearby cities, which we refer to as market clusters, based on signal coverage of the markets and on the reporting unit’s actual historical results and expected future cash flows in each market cluster. In order to corroborate the fair market value estimated by the discounted cash flow analysis, the valuation considered recent comparable sales. Based on the assumptions and projections, the radio reporting unit’s fair value was less than its carrying value. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company recognized impairment losses of $156.2 million relating to goodwill and $33.5 million relating to FCC licenses in the Dallas and Denver markets in the second quarter of 2006.

The impairment of goodwill and the impairment of the Denver FCC licenses were primarily related to a general slowing of growth in the radio industry over recent quarters. The impairment of the Dallas FCC licenses was primarily related to increased competition and a general slowing of growth in the radio industry over recent quarters resulting in the write-down of our assets in the Dallas market to fair value prior to their sale in November 2006.

In calculating the estimated fair value of our radio reporting unit, the appraisal used discounted cash flow models that rely on various assumptions, such as future cash flows, discount rates and multiples. Our estimates of future cash flows assume that our radio segment revenues will increase significantly faster than the increase in our radio expenses, and therefore our radio assets will also increase in value. If any of the estimates of future cash flows, discount rates, multiples or assumptions were to change in any future valuation, it could affect our impairment analysis and cause us to record an additional expense for impairment.

Outdoor

We engaged an independent appraiser experienced in valuing advertising properties to conduct an appraisal of the fair value of our outdoor reporting unit in accordance with our annual impairment testing. The appraiser relied primarily on a discounted cash flow model for its valuation and confirmed their valuation with an analysis of comparable sales. As a result of that valuation we believed that the estimated fair value of the outdoor reporting unit was below its carrying value by $10 million, suggesting potential impairment. Since we had an indicator of potential impairment, as required under SFAS No. 142 we allocated the fair value of the entire outdoor reporting unit among its identifiable assets, which consist primarily of fixed assets, customer list and goodwill. After allocating the estimated fair value to the components, the implied fair value of the goodwill component exceeded its carrying value, so we determined that there is no impairment of goodwill.

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

In calculating the estimated fair value of our outdoor reporting unit, the appraisal used a discounted cash flow model that relies on various assumptions, such as future cash flows, discount rates and multiples. Our estimates of future cash flows assume that we will significantly increase our outdoor revenues as compared with our outdoor expenses, and therefore our billboards will also increase in value. If those estimates of future cash flows, discount rates, multiples or assumptions were to change in any future valuation, it could affect our impairment analysis and cause us to record an expense for impairment.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2006. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Off-Balance Sheet Arrangements

We have entered into three interest rate swap agreements, and an additional interest rate swap agreement in February 2007, described more fully in Item 7A below. We have an affiliation agreement with Telemundo that grants Telemundo a 20% interest in the appreciation of XHAS-TV above $31 million, plus capital expenditures and certain other adjustments, upon certain liquidity events as defined in the agreements. We do not have any majority-owned subsidiaries or any interests in, or relationships with, any material variable-interest entities that are not included in the consolidated financial statements. Except for the items discussed above, we do not have any off-balance sheet financing arrangements or liabilities other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees.

The carrying amount of our interest rate swap agreements are recorded at fair market value and any changes to the value are recorded as an increase or decrease in interest expense. The fair market value of each interest rate swap agreement is determined by estimating the future discounted cash flows of any future payments that may be made under such agreement.

We converted a portion of our variable rate term loan into a fixed rate obligation at September 30, 2005. In February 2007, we entered into an additional interest rate swap agreement, as a result of which we do not expect that our term loan amounts will exceed the notional amounts of the interest rate swap agreements. If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. However, as of February 2007, we have four swap arrangements that convert the entire amount of our variable rate term loan into a fixed rate obligation. Under our syndicated bank credit facility, if we exceed certain leverage ratios we would be required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Under no circumstances do we enter into derivatives or other financial instrument transactions for speculative purposes.

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.86% at December 31, 2006. As of December 31, 2006, $492.5 million of our term loan was outstanding. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of December 31, 2006, we had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of December 31, 2006, we had three interest rate swap agreements with a $448 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. We expect that as the notional amount of the interest rate swap agreements declines, our term loan amounts will continue to exceed the notional amount of our interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of December 31, 2006, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, changes in their fair values are reflected currently in earnings. At December 31, 2006, the fair value of the interest rate swap agreements was $6.1 million and is classified as other assets on our balance sheet.

In February 2007, we entered into an additional interest rate swap agreement with a $63 million aggregate notional amount, with quarterly increases, that expires on October 1, 2010. This interest rate swap agreement converts a portion of our variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. The quarterly increases of this swap agreement match the quarterly reductions of the three previous interest rate swap agreements. Therefore, it is expected that the term loan amounts will not exceed the notional amount of the four interest rate swap agreements. This interest rate swap agreement will not be designated for hedge accounting treatment under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and as a result, changes in the fair values will be reflected in earnings.

SFAS 133 requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of December 31, 2006, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, the fair value is classified as other assets on the our balance sheet and as a reduction of interest expense on our statements of operations. For the year ended December 31, 2006, we recognized a reduction of $2.4 million of interest expense related to the increase in fair value of the interest rate swap agreements.

We converted a portion of our variable rate term loan into a fixed rate obligation at September 30, 2005. In February 2007, we entered into an additional interest rate swap agreement, as a result of which we do not expect that our term loan amounts will exceed the notional amounts of the interest rate swap agreements. If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, who have audited and reported on our financial statements, issued an attestation report regarding our assessment of our internal controls over financial reporting as of December 31, 2006. PricewaterhouseCoopers LLP’s report is included in this annual report below.

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

Information regarding our directors and matters pertaining to our corporate governance policies and procedures are set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Directors” and “Corporate Governance” in our definitive proxy statement for our 2007 Annual Meeting of Stockholders scheduled to be held on May 31, 2007. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

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

2. Financial Statement Schedule

The consolidated financial statement schedule contained herein is as listed on the “Index to Consolidated Financial Statements” on page F-1 of this report. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

2.1(1)	Asset Purchase Agreement dated as of July 25, 2005 by and among Entravision Holdings, LLC, Entravision Communications Corporation, Univision Radio License Corporation and Univision Communications Inc.

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2(3)	Third Amended and Restated Bylaws, as adopted on December 9, 2005

10.1(4)†	2000 Omnibus Equity Incentive Plan

10.2(5)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(4)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(1)†	Employment Agreement effective as of August 1, 2005 by and between the registrant and Walter F. Ulloa

10.5(1)†	Employment Agreement effective as of August 1, 2005 by and between the registrant and Philip C. Wilkinson

10.6*†	Employment Agreement effective as of January 1, 2007 by and between the registrant and Jeffery A. Liberman

10.7(6)†	Executive Employment Agreement effective as of December 1, 2005 by and between the registrant and John F. DeLorenzo

10.8*†	Executive Employment Agreement effective as of February 1, 2007 between the registrant and Christopher T. Young

10.9(7)†	Form of Indemnification Agreement for officers and directors of the registrant

10.10(4)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

Exhibit Number	Exhibit Description

10.11(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.12(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.13(4)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.14(8)	First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.15(6)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.16(9)	Limited Liability Company Agreement of Lotus/Entravision Reps LLC dated as of August 10, 2001

10.17(10)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.18(10)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.19(2)†	2004 Equity Incentive Plan

10.20(11)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.21(12)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.22(5)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.23(13)†	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.24(14)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.25(15)†	Summary of Non-Employee Director Compensation

10.26(2)	Share Repurchase Agreement, dated as of June 25, 2004, by and between Entravision Communications Corporation and TSG Capital Fund III, L.P.

10.27(1)	Credit and Guaranty Agreement dated as of September 29, 2005 among Entravision Communications Corporation, certain subsidiaries of Entravision Communications Corporation, as Guarantors, Goldman Sachs Credit Partners L.P., Union Bank of California, N.A., Citigroup Global Markets Inc., Wachovia Bank, National Association, Harris Nesbitt, National City Bank and the lenders party thereto

21.1*	Subsidiaries of the registrant

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of McGladrey & Pullen LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

Exhibit Number		Exhibit Description

32	*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(4)	Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.
(5)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.
(8)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(9)	Incorporated by reference from our Registration Statement on Form S-3, No. 333-81652, filed with the SEC on January 30, 2002, as amended by Post-Effective Amendment No. 1 thereto, filed with the SEC on February 25, 2002.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 4, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2007
(15)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 17, 2006.

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 14, 2007

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

Signature	Title	Date

/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 14, 2007

/s/ PHILIP C. WILKINSON Philip C. Wilkinson	President, Chief Operating Officer and Director	March 14, 2007

/s/ JOHN F. DELORENZO John F. DeLorenzo	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2007

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 14, 2007

/s/ DARRYL B. THOMPSON Darryl B. Thompson	Director	March 14, 2007

/s/ MICHAEL S. ROSEN Michael S. Rosen	Director	March 14, 2007

/s/ ESTEBAN E. TORRES Esteban E. Torres	Director	March 14, 2007

/s/ JESSE CASSO, JR. Jesse Casso, Jr.	Director	March 14, 2007

ENTRAVISION COMMUNICATIONS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entravision Communications Corporation

We have completed an integrated audit of Entravision Communications Corporation’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statement of operations, of stockholders’ equity and of cash flows for the year ended December 31, 2006 present fairly, in all material respects, the financial position of Entravision Communications Corporation and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2006 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Los Angeles, California

March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Entravision Communications Corporation

Santa Monica, California

We have audited the consolidated balance sheet of Entravision Communications Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule of Entravision Communications Corporation and subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the two years ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Pasadena, California

March 14, 2006

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(In thousands, except share and per share data)

	December 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$118,525	$65,610
Trade receivables (including related parties of $4 and $14), net of allowance for doubtful accounts of $4,848 and $5,073	61,036	61,215
Assets held for sale	—	69,454
Deferred income taxes	6,735	36,500
Prepaid expenses and other current assets (including related parties of $274 and $691)	6,909	7,164

Total current assets	193,205	239,943
Property and equipment, net	145,975	152,114
Intangible assets subject to amortization, net (included related parties of $34,802 and $37,122)	90,172	108,532
Intangible assets not subject to amortization	746,048	843,332
Goodwill	229,210	385,833
Other assets	14,054	13,405

Total assets	$1,418,664	$1,743,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$3,697	$6,333
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,690 and $2,802)	33,770	35,110

Total current liabilities	37,585	41,561
Long-term debt, less current maturities (including related parties of $4,000 and $5,000)	494,073	500,269
Other long-term liabilities	4,522	3,760
Deferred income taxes	130,765	168,636

Total liabilities	666,945	714,226

Commitments and contingencies (note 9 and 13)

Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2006 60,292,948; 2005 59,770,587	7	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2006 26,548,033 and 2005 27,678,533	3	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2006 17,152,729 and 2005 36,926,600	2	4
Additional paid-in capital	1,042,698	1,185,312
Accumulated deficit	(290,991)	(156,392)

	751,719	1,028,933
Treasury stock, Class A common stock, $0.0001 par value, 2006 1,180,887 and 2005 5,101 shares	—	—

Total stockholders’ equity	751,719	1,028,933

Total liabilities and stockholders’ equity	$1,418,664	$1,743,159

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2006, 2005 and 2004

(In thousands, except share and per share data)

	2006	2005	2004
Net revenue (including related parties of $600 and $605 and $1,301)	$291,752	$280,964	$259,053

Expenses:
Direct operating expenses (including related parties of
$12,422 and $11,514 and $11,961) (including non-cash stock-based compensation of $267, $0 and $0)	123,798	120,285	112,574
Selling, general and administrative expenses (including non-cashstock-based compensation of $911, $229 and $22)	51,993	51,755	49,792
Corporate expenses (including non-cash stock-based compensation of $1,576, $768 and $81)	18,851	17,513	16,860
Gain on sale of assets	(26,160)	—	(3,487)
Depreciation and amortization (includes direct operating of $40,052, $41,104 and $37,410; selling, general and administrative of $4,132, $4,402 and $4,338; and corporate of $506, $905 and $1,047) (including related parties of $2,320, $2,320 and $2,320)	44,690	46,411	42,795
Impairment charge	189,661	—	—

	402,833	235,964	218,534

Operating income (loss)	(111,081)	45,000	40,519
Interest expense (including related parties of $315, $373 and $436)	(29,431)	(29,848)	(28,282)
Interest income	1,602	966	456
Loss on debt extinguishment	—	(27,969)	—

Income (loss) before income taxes	(138,910)	(11,851)	12,693
Income tax (expense) benefit	4,463	2,338	(7,044)

Income (loss) before equity in net loss of nonconsolidated affiliate	(134,447)	(9,513)	5,649
Equity in net loss of nonconsolidated affiliate (including non-cashstock-based compensation of $90, $224 and $30)	(152)	(144)	(6)

Income (loss) before discontinued operations	(134,599)	(9,657)	5,643
Gain on disposal of discontinued operations net of tax $0, $0 and $350	—	—	521

Net income (loss)	(134,599)	(9,657)	6,164
Accretion of preferred stock redemption value	—	—	(15,913)

Net loss applicable to common stockholders	$(134,599)	$(9,657)	$(9,749)

Basic and diluted earnings per share:
Net loss per share from continuing operations applicable to common stockholders	$(1.27)	$(0.08)	$(0.10)

Net income per share from discontinued operations	$—	$—	$0.00

Net loss per share, applicable to common stockholders, basic and diluted	$(1.27)	$(0.08)	$(0.09)

Weighted average common shares outstanding, basic and diluted	106,078,486	124,293,792	105,758,136

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2006, 2005 and 2004

(In thousands, except share data)

	Series A Mandatorily Redeemable Preferred Stock		Series U Convertible Preferred Stock		Number of Common Shares
	Shares	Amount	Shares	Amount	Class A	Class B	Class U	Treasury Stock
Balance, December 31, 2003	5,865,102	$112,269	369,266	$—	59,434,048	27,678,533	—	5,101
Issuance of common stock upon exercise of stock options	—	—	—	—	34,248	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	100,647	—	—	—
Accretion of redemption value on preferred stock	—	15,913	—	—	—	—	—	—
Stock options granted to non-employees, net	—	—	—	—	—	—	—	—
Proceeds from Stock Subscription receivable	—	—	—	—	—	—	—	—
Repurchase of Series A Preferred Stock	(5,865,102)	(128,182)	—	—	—	—	—	—
Series U preferred stock exchanged for Class U common stock	—	—	(369,266)	—	—	—	36,926,600	—
Net income for the year ended December 31, 2004	—	—	—	—	—	—	—	—

Balance, December 31, 2004	—	$—	—	$—	59,568,943	27,678,533	36,926,600	5,101

Issuance of common stock upon exercise of stock options	—	—	—	—	78,125	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	123,519	—	—	—
Stock options granted to non-employees, net of options reclassified as liabilities	—	—	—	—	—	—	—	—
Net loss for the year ended December 31, 2005	—	—	—	—	—	—	—	—

Balance, December 31, 2005	—	$—	—	$—	59,770,587	27,678,533	36,926,600	5,101

Issuance of common stock upon exercise of stock options	—	—	—	—	414,417	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	128,230	—	—	—
Stock-based compensation expense, net of stock options granted to non-employees reclassified as equity	—	—	—	—	—	—	—	—
Stock received in connection with the San Francisco/San Jose market disposition	—	—	—	—	—	—	(12,573,871)	—
Repurchase of Class A common stock	—	—	—	—	(1,175,786)	—	—	1,175,786
Repurchase of Class U common stock	—	—	—	—	—	—	(7,175,000)	—
Class U common stock exchanged for Class A common stock	—	—	—	—	25,000	—	(25,000)	—
Class B common stock exchanged for Class A common stock	—	—	—	—	1,130,500	(1,130,500)	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	—

Balance, December 31, 2006	—	$—	—	$—	60,292,948	26,548,033	17,152,729	1,180,887

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

Years ended December 31, 2006, 2005 and 2004

(In thousands, except share data)

	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total
	Class A	Class B	Class U
Balance, December 31, 2003	$6	$3	$—	$1,182,978	$(136,986)	$1,046,001
Issuance of common stock upon exercise of stock options	—	—	—	233	—	233
Issuance of common stock under employee stock purchase plan	—	—	—	752	—	752
Accretion of redemption value on preferred stock	—	—	—	—	(15,913)	(15,913)
Stock options granted to non-employees, net	—	—	—	133	—	133
Proceeds from Stock Subscription receivable	—	—	—	302	—	302
Repurchase of Series A Preferred Stock	—	—	—	—	—	—
Series U preferred stock exchanged for Class U common stock	—	—	4	(4)	—	—
Net income for the year ended December 31, 2004	—	—	—	—	6,164	6,164

Balance, December 31, 2004	$6	$3	$4	$1,184,394	$(146,735)	$1,037,672

Issuance of common stock upon exercise of stock options	—	—	—	557	—	557
Issuance of common stock under employee stock purchase plan	—	—	—	840	—	840
Stock options granted to non-employees, net of options reclassified as liabilities	—	—	—	(479)	—	(479)
Net loss for the year ended December 31, 2005	—	—	—	—	(9,657)	(9,657)

Balance, December 31, 2005	$6	$3	$4	$1,185,312	$(156,392)	$1,028,933

Issuance of common stock upon exercise of stock options	1	—	—	3,241	—	3,242
Issuance of common stock under employee stock purchase plan	—	—	—	770	—	770
Stock-based compensation expense, net of stock options granted to non-employees reclassified as equity	—	—	—	4,659	—	4,659
Stock received in connection with the San Francisco/San Jose market disposition	—	—	(1)	(89,999)	—	(90,000)
Repurchase of Class A common stock	—	—	—	(8,772)	—	(8,772)
Repurchase of Class U common stock	—	—	(1)	(52,513)	—	(52,514)
Class U common stock exchanged for Class A common stock	—	—	—	—	—	—
Class B common stock exchanged for Class A common stock	—	—	—	—	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	(134,599)	(134,599)

Balance, December 31, 2006	$7	$3	$2	$1,042,698	$(290,991)	$751,719

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(134,599)	$(9,657)	$6,164
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,690	46,411	42,795
Impairment charge	189,661	—	—
Deferred income taxes	(8,882)	(3,748)	5,647
Amortization of debt issue costs	406	1,888	2,914
Amortization of syndication contracts	87	72	280
Payments on syndication contracts	(83)	(7)	(254)
Equity in net loss of nonconsolidated affiliate	152	144	6
Non-cash stock-based compensation	2,754	997	103
Gain on sale of media properties and other assets	(26,160)	—	(4,008)
Loss on debt extinguishment	—	9,581	—
Change in fair value of interest rate swap agreements	(2,359)	(3,750)	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(76)	(8,267)	(2,910)
Decrease (increase) in prepaid expenses and other assets	929	(2,254)	26
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,491)	4,530	1,834

Net cash provided by operating activities	62,029	35,940	52,597

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	96,282	44	41,455
Purchases of property and equipment and intangibles	(40,586)	(39,880)	(23,338)
Purchase of a business	—	—	(17,592)
Deposits on acquisitions	106	(1,088)	—
Proceeds from collection of note receivable	1,288	—	—
Distribution from nonconsolidated affiliate	—	—	300

Net cash provided by (used in) investing activities	57,090	(40,924)	825

Cash flows from financing activities:
Proceeds from issuance of common stock	3,760	1,347	1,081
Payments on long-term debt	(24,795)	(476,125)	(229,151)
Repurchase of Class U common stock	(52,514)	—	—
Repurchase of Class A common stock	(8,772)	—	—
Repurchase of Series A preferred stock	—	—	(128,182)
Proceeds from borrowings on long-term debt	16,000	500,000	334,302
Excess tax benefits from exercise of stock options	117	—	—
Payments of deferred debt and offering costs	—	(1,597)	(4,309)

Net cash (used in) provided by financing activities	(66,204)	23,625	(26,259)

Net increase in cash and cash equivalents	52,915	18,641	27,163

Cash and cash equivalents:
Beginning	65,610	46,969	19,806

Ending	$118,525	$65,610	$46,969

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$31,537	$29,575	$25,183

Income taxes	$4,298	$1,410	$1,398

Supplemental disclosures of non-cash investing and financing activities:
Sale of San Francisco/San Jose radio station assets in exchange for Class U common stock	$90,000	$—	$—
Exchange of television assets in the McAllen, Texas market	$1,543	$—	$—

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter, individually and collectively, the “Company”) is a diversified Spanish-language media company utilizing a combination of television, radio and outdoor operations to reach Hispanic consumers in the United States. The Company’s management has determined that the Company operates in three reportable segments, based upon the type of advertising medium, which consist of television broadcasting, radio broadcasting and outdoor advertising. As of December 31, 2006, the Company owns and/or operates 51 primary television stations located primarily in the southwestern United States, consisting primarily of Univision Communications Inc. (“Univision”) affiliated stations. Radio operations consist of 47 operational radio stations, 36 FM and 11 AM, in 18 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. The Company’s outdoor operations consist of approximately 10,600 advertising faces located primarily in Los Angeles and New York.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

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

Variable Interest Entity

The Company has consolidated an entity for which the cash flows are expected to be disproportionate to the ownership. Total net assets and results of operations of the entity at December 31, 2006 are not significant.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Long-lived Assets and Assets Held for Sale, Including Intangibles Subject to Amortization

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over their estimated useful lives (see Note 5). The Company periodically evaluates assets to be held and used and long-lived assets held for sale, when events and circumstances warrant such review. Depreciation is not recorded for assets once the assets are classified as assets held for sale.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Similarly, the impairment evaluation for indefinite life intangible assets includes a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company also evaluates annually intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits.

As of December 31, 2006, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $1.9 million, $1.7 million and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The net charge off of bad debts aggregated $2.5 million, $2.1 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of long-term debt approximates the fair value of the Company’s long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

The carrying amount of the Company’s interest rate swap agreements is recorded at fair market value and any changes to the value are recorded as an increase or decrease in interest expense. The fair market value of each interest rate swap agreement is determined by estimating the future discounted cash flows of any future payments that may be made under such agreement.

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For all derivative instruments held in 2006, the changes of fair value have been recorded in earnings. The Company does not enter into derivative instruments for speculation or trading purposes.

Off-balance Sheet Financings and Liabilities

Other than lease commitments, legal contingencies incurred in the normal course of business, appreciation right agreements, employment contracts for key employees and the interest rate swap agreements (see Notes 7, 9 and 13), the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material variable-interest entities that are not included in the consolidated financial statements.

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

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $1.3 million, $1.4 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Legal Costs

Amounts incurred for legal costs that pertain to loss contingencies are expensed as incurred.

Repairs and Maintenance

All costs associated with repairs and maintenance are expensed as incurred.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue for outdoor advertising space is recognized ratably over the term of the contract, which is typically less than 12 months. Revenue for contracts with advertising agencies is recorded at an amount that is net of the commission retained by the agency. Revenue from contracts directly with the advertisers is recorded at gross revenue and the related commission or national representation fee is recorded in operating expense. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $1.5 million, $2.3 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Trade costs were approximately $1.4 million, $1.5 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Operations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 include: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of adopting SFAS 123R, the Company’s operating income, income before income taxes and net income applicable to common stockholders, for the year ended December 31, 2006 decreased by $1.7 million, $1.7 million and $1.4 million, respectively, than if the Company had continued to account for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. Cash flows from operating activities and cash flows from financing activities decreased $0.1 million and increased $0.1 million, respectively, as a result of adopting SFAS 123R. Basic and diluted earnings per share for the year ended December 31, 2006 decreased $0.01 as a result of adopting SFAS 123R.

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

For the years ended December 31, 2006, 2005 and 2004, the dilutive securities described below have been excluded, as their inclusion would have had an antidilutive effect on loss per share. For the year ended December 31, 2006, 74,371 equivalent shares of stock options and shares purchased under the Employee Stock Purchase Plan were not included in determining the weighted average shares outstanding for diluted loss per share since their inclusion would be antidilutive. For the year ended December 31, 2005, 190,681 equivalent

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of stock options and shares purchased under the Employee Stock Purchase Plan were not included in determining the weighted average shares outstanding for diluted loss per share since their inclusion would be antidilutive. For the year ended December 31, 2004, 350,010 equivalent shares of stock options and shares purchased under the Employee Stock Purchase Plan were not included in determining the weighted average shares outstanding for diluted loss per share since their inclusion would be antidilutive. Additionally, the Company had 5,865,102 shares of Series A mandatorily redeemable convertible preferred stock, which would result in an additional 5,865,102 shares for diluted earnings per share if their effect was not antidilutive for the year ended December 31, 2004.

Comprehensive Income

For the years ended December 31, 2006, 2005 and 2004, the Company had no components of comprehensive income.

Recently Issued Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 is effective beginning in the first quarter of 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the financial statements and related disclosures. SAB 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure eligible financial instruments, commitments, and certain other arrangements at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective beginning in the first quarter of 2008. The Company is currently evaluating the impact of adopting SFAS 159 on the financial statements.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Upon consummation of each acquisition the Company evaluates whether the acquisition constitutes a business. An acquisition is considered a business if it is comprised of a complete self-sustaining integrated set of

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the years ended December 31, 2006, 2005 and 2004, the Company made the acquisitions discussed in the following paragraphs, some of which were asset acquisitions and did not constitute a business. All business acquisitions have been accounted for as purchase business combinations with the operations of the businesses included subsequent to their acquisition dates. The allocation of the respective purchase prices is generally based upon independent appraisals and or management’s estimates of the discounted future cash flows to be generated from the media properties for intangible assets, and replacement cost for tangible assets. Deferred income taxes are provided for temporary differences based upon management’s best estimate of the tax basis of acquired assets and liabilities that will ultimately be accepted by the applicable taxing authority.

2006 Acquisitions

In February 2006, the Company acquired the assets of television stations KTIZ-LP, KSFE-LP, KLIA-LP and KFTN-LP in the McAllen, Texas market for $2.3 million in exchange for approximately $0.8 million in cash and the assets of television station KTFV-CA in the McAllen, Texas market.

In July 2006, the Company acquired a full power television construction permit in Derby, Kansas for $2.7 million in an auction held by the FCC.

In July 2006, the Company acquired the assets of radio station KBOC-FM in Dallas, Texas for $16.6 million.

In August 2006, the Company acquired the assets of television station KNEZ-LP (now KXOF-CA) in the Laredo, Texas market for $1.4 million.

The Company evaluated the transferred set of activities, assets, inputs, outputs and processes from each of our completed 2006 acquisitions and determined that the items excluded were significant and that each of these acquisitions was not considered a business.

2005 Acquisitions

In February 2005, the Company acquired the assets of radio station KAIQ-FM in the Lubbock, Texas market for approximately $1.7 million. Also in February 2005, the Company acquired the assets of television stations KVTF-CA and KTFV-CA in the McAllen, Texas market and television station KETF-CA in the Laredo, Texas market, for an aggregate of approximately $3.8 million.

In June 2005, certain of the Company’s Mexican affiliates acquired all of the outstanding capital stock of the television licensee of XHRIO-TV in Matamoros, Tamaulipas, Mexico, serving the McAllen, Texas market, as well as substantially all of the assets related to such station, for an aggregate of approximately $13.2 million. In August 2005, XHRIO-TV was launched as a Fox affiliate in that market. The acquisition was treated as an asset acquisition for income tax purposes.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The only change in the carrying amount of goodwill for the year ended December 31, 2004 is $6.4 million from the acquisition described above. This increase in goodwill is not expected to be deductible for income tax purposes.

Purchase Price Allocations of Acquisitions

The following is a summary of the purchase price allocation for the Company’s 2006, 2005 and 2004 acquisitions of assets and businesses (in millions):

	2006	2005	2004
Current and other assets, net of cash acquired	$—	$—	$0.6
Property and equipment	0.3	1.4	0.4
Intangible assets	22.7	17.3	22.8
Current and other liabilities	—	—	(0.1)
Deferred income taxes	—	—	(6.1)

	$23.0	$18.7	$17.6

2006 Dispositions

In January 2006, the Company sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. The full amount of the purchase price was paid in the form of 12,573,871 shares of the Company’s Class U common stock held by Univision based on the ten day volume weighted average share price of $7.1577 between December 15, 2005 and December 29, 2005. The Company realized a gain on sale of $10.5 million, net of tax of $7 million. The Company had a loss of approximately $2.4 million related to the closure of the San Francisco/San Jose facility.

The assets in the San Francisco/San Jose, California market were classified as assets held for sale at December 31, 2005. Summarized balance sheet data for assets held for sale at December 31, 2005 was as follows (in millions):

Property and equipment, net	$1.8
Land	4.9
Other intangibles subject to amortization, net	2.5
FCC licenses not subject to amortization	60.3

$69.5

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the Company sold the assets of radio station KZLZ-FM serving the Tucson, Arizona market for $4.8 million. The Company realized a gain on sale of $0.7 million, net of tax of $0.4 million.

In November 2006, the Company sold the assets of all of its radio stations serving the Dallas, Texas market, including the assets of KBOC-FM which the Company acquired in July 2006, for an adjusted purchase price of $92.5 million. The Company realized a gain on sale of $7.9 million. The carrying value of certain of the assets had been adjusted to fair value less costs to sell, resulting in an impairment charge of $16 million, net of tax of $11 million, in the second quarter of 2006.

The assets sold in 2006 did not constitute a component set under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”); therefore, there is no presentation of discontinued operations.

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

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. In the Letter of Intent issued in accordance with the sale of certain of the Dallas radio assets, including FCC licenses, the expected sales price was less than the carrying value, which indicated that other radio assets might be impaired. As a result of the sale of the Dallas radio assets, the Company conducted a valuation of the radio reporting unit for the purpose of determining whether any impairment existed.

The valuation of the fair value of the radio reporting unit was primarily determined by evaluating discounted cash flow models for the reporting unit. The assumptions in the models were based on the reporting unit’s projected ability to generate cash flows in various markets based on signal coverage of the markets and on the reporting unit’s actual historical results and expected future cash flows in each area. In order to corroborate the fair market value estimated by the discounted cash flow analysis, the valuation considered recent comparable sales. Based on the assumptions and projections, the radio reporting unit’s fair value was less than its carrying value. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

142”), the Company recognized impairment losses of $156.2 million relating to goodwill and $33.5 million relating to FCC licenses in the Dallas and Denver markets.

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

No impairment charges were recorded during the years ended December 31, 2005 and 2004.

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2006 and 2005 is as follows (in thousands):

	Television	Radio	Outdoor	Total
December 31, 2004	$36,299	$288,603	$61,075	$385,977
Purchase price allocation adjustment for Diamond Radio, Inc.	—	(144)	—	(144)

December 31, 2005	$36,299	$288,459	$61,075	$385,833
Goodwill impairment	—	(156,236)	—	(156,236)
Purchase price allocation adjustments	(387)	—	—	(387)

December 31, 2006	$35,912	$132,223	$61,075	$229,210

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2006 and 2005 is as follows (in thousands):

	Weighted average remaining life in years	2006			2005
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	15	$62,591	$27,787	$34,804	$62,591	$25,467	$37,124
Customer base	4	136,652	84,009	52,643	136,652	68,968	67,684
Other	7	27,673	24,948	2,725	29,406	25,682	3,724

Total intangible assets subject to amortization		$226,916	$136,744	90,172	$228,649	$120,117	108,532

Intangible assets not subject to amortization:
FCC licenses				746,048			843,332

Total intangible assets				$836,220			$951,864

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amount of amortization expense for the years ended December 31, 2006, 2005 and 2004 was approximately $17.9 million, $19.2 million and $18.4 million, respectively. Estimated amortization expense for each of the years ending December 31, 2007 through 2011 is as follows (in thousands):

Estimated Amortization Expense	Amount
2007	$18,300
2008	18,300
2009	17,500
2010	10,000
2011	2,300

5. PROPERY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consists of (in millions):

	Estimated useful life (years)	2006	2005
Buildings	39	$105.5	$105.0
Construction in progress	—	6.4	9.4
Transmission, studio and other broadcast equipment	5-15	132.9	123.3
Office and computer equipment	3-7	17.9	17.5
Transportation equipment	5	5.7	5.2
Leasehold improvements and land improvements	Lesser of lease life or useful life	18.3	14.1

		286.7	274.5
Less accumulated depreciation		148.4	130.7

		138.3	143.8
Land		7.7	8.3

		$146.0	$152.1

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2006 and 2005 consist of (in millions):

	2006	2005
Accounts payable	$2.4	$3.3
Accrued payroll and compensated absences	6.1	6.6
Accrued bonuses	1.7	1.7
Professional fees and transaction costs	0.9	1.1
Accrued interest	7.7	7.7
Deferred revenue	3.4	3.9
Accrued national representation fees	1.9	1.6
Other	9.7	9.2

	$33.8	$35.1

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005 is summarized as follows (in millions):

	2006	2005
Syndicated bank credit facility	$492.5	$500.0
Time brokerage contract payable, due in annual installments of $1 million bearing interest at 5.806% through June 2011	5.0	6.0
Other	0.3	0.6

	497.8	506.6
Less current maturities	3.7	6.3

	$494.1	$500.3

The scheduled maturities of long-term debt at December 31, 2006 are as follows (in millions):

Year	Amount
2007	$3.7
2008	6.1
2009	6.0
2010	6.0
2011	6.0
Thereafter	470.0

$497.8

Syndicated Bank Credit Facility

In September 2005, the Company refinanced its former syndicated bank credit facility with a new $650 million senior secured syndicated bank credit facility, consisting of a 7 1/2-year $500 million term loan and a 6 1/2-year $150 million revolving facility. The term loan under the new syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under the Company’s former syndicated bank credit facility, (ii) to complete a tender offer for the Company’s previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

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

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.86% at December 31, 2006. As of December 31, 2006, $492.5 million of the term loan was outstanding.

The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on leverage covenants. As of December 31, 2006, the Company had approximately $2 million in outstanding letters of credit

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $148 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

Derivative Instruments

As of December 31, 2006, the Company had three interest rate swap agreements with a $448 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010. These interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes the margin of 1.50%. It is expected that as the notional amount of the interest rate swap agreements decline, the term loan amounts will exceed the notional amounts of the interest rate swap agreements. The excess loan amount outstanding over the notional amount of the interest rate swap agreements will incur interest at LIBOR plus 1.50%. As of December 31, 2006 and 2005, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, changes in their fair values are reflected currently in earnings. As of December 31, 2006 and 2005, the fair value of the interest rate swap agreements were $6.1 million and $3.8 million, respectively, and are classified as other assets on the balance sheet. For the years ended December 31, 2006 and 2005, the Company recognized a reduction of $2.4 million and $3.8 million, respectively, in interest expense related to the increase in fair value of the interest rate swap agreements.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Subordinated Notes

The Company had senior subordinated notes (“Notes”) in the amount of $225 million that were outstanding at December 31, 2004. The Notes bore interest at 8.125% payable in cash semi-annually, in arrears on March 15 and September 15 each year. The Notes were subordinated to all senior debt. On September 28, 2005, the Company completed a tender offer for all of the Company’s $225 million senior subordinated notes. The purchase price for the senior subordinated notes was $1,057.61 per $1,000 principal amount tendered, which included a consent payment of $20 per $1,000 principal amount tendered, for a total of approximately $238 million.

The loss on debt extinguishment was approximately $28.0 million for the year ended December 31, 2005. The loss on debt extinguishment was primarily attributable to the premium that the Company paid for the completion of the tender offer for the Company’s $225 million senior subordinated notes, the write-off of the costs associated with those notes, the write-off of the costs associated with the former $400 million syndicated bank credit facility and a charge for a portion of the fees associated with the new $650 million senior secured syndicated bank credit facility.

8. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2006, 2005 and 2004 is as follows (in millions):

	2006	2005	2004
Current
Federal	$1.9	$—	$—
State	1.5	1.6	1.2
Foreign	0.2	0.1	0.2
Deferred	(8.1)	(4.0)	5.6

	$(4.5)	$(2.3)	$7.0

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pre-tax income for the years ended December 31, 2006, 2005 and 2004 due to the following (in millions):

	2006	2005	2004
Computed “expected” tax provision (benefit)	$(47.2)	$(4.2)	$4.4
Change in income tax resulting from:
State taxes, net of federal benefit	(1.9)	0.1	2.4
Reduction of state net operating loss carryforward	—	1.3	—
Goodwill impairment	49.0	—	—
Change in state rate	(3.5)	—	—
Other	(0.9)	0.5	0.2

	$(4.5)	$(2.3)	$7.0

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities at December 31, 2006 and 2005 consist of the following (in millions):

	2006	2005
Deferred tax assets:
Accrued expenses	$6.8	$5.1
Accounts receivable	2.0	2.0
Net operating loss carryforward	27.3	57.9
Deferred state taxes	10.2	—
Stock-based compensation	1.6	1.1
AMT credit	2.0	—
Other	4.2	—

	$54.1	$66.1

Deferred tax liabilities:
Intangible assets	$(164.1)	$(187.9)
Property and equipment	(9.5)	(8.8)
Fair value of interest rate swap agreements	(2.6)	(1.5)
Other	(2.0)	—

	(178.2)	(198.2)

	$(124.1)	$(132.1)

Deferred income tax amounts are classified on the balance sheet as follows:

	2006	2005
Current assets	$6.7	$36.5
Long-term liabilities	(130.8)	(168.6)

	$(124.1)	$(132.1)

At December 31, 2006, the Company has federal net operating loss carryforwards of approximately $77.2 million available to offset future taxable income expiring in 2022 through 2025. A significant portion of the net operating loss carryforward was utilized from the sale of appreciated property in 2006. No valuation allowance is provided for net operating loss carryforward amounts as management believes it is more likely than not that future taxable income will recover this asset.

As of December 31, 2006 the Company’s utilization of its available net operating loss carryforwards against future taxable income is not restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. However in subsequent periods, the utilization of its available net operating loss carryforwards against future taxable income may be restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

9. COMMITMENTS

The Company has agreements with certain media research and ratings providers, expiring at various dates through December 2011, to provide television and radio audience measurement services. Pursuant to these

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements, the Company is obligated to pay these providers a total of approximately $39.5 million. The annual commitments range from $4.2 million to $9.1 million.

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

The approximate future minimum lease payments under these operating leases at December 31, 2006 are as follows (in millions):

Amount
2007	$10.5
2008	9.0
2009	8.1
2010	7.0
2011	5.6
Thereafter	33.3

$73.5

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $30.0 million, $29.2 million and $27.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has an affiliation agreement that grants Telemundo a 20% interest in the sale purchase price, or the appreciation of the fair market value, of XHAS-TV above $31 million, plus capital expenditures and certain other adjustments, upon certain liquidity events as defined in the agreements. Management has determined that no appreciation liability currently exists.

Employment Agreements

The Company has entered into employment agreements (the “Agreements”) with two executive officers, who are also stockholders and directors, through December 2010. The Agreements provide that a minimum annual base salary and a bonus be paid to each of the executives. The Company accrued approximately $1.2 million, $1.2 million and $0.9 million of bonuses payable to these executives for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, the Agreements provide for a continuation of each executive’s

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Agreements.

10. STOCKHOLDERS’ EQUITY

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

The Class U common stock, which is held by Univision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

Treasury Stock

On November 1, 2006, the Company’s Board of Directors approved a stock repurchase program. The Company is authorized to repurchase up to $100 million of its outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private purchases. The extent and timing of any repurchases will depend on market conditions and other factors. The Company intends to finance stock repurchases, if and when made, with available cash on hand and cash provided by operations. As of December 31, 2006, the Company repurchased approximately 1.2 million shares at an average price of $7.42 for an aggregate purchase price of approximately $8.8 million.

Preferred Stock

The Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001, in one or more series. The Board is authorized to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series as well as any qualifications, limitations or restrictions. As of December 31, 2006 and 2005, the Company had no shares of preferred stock outstanding.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock redemption value and are reflected as a reduction in the Company’s net income applicable to common stockholders and the related earnings per share for the year ended December 31, 2004.

As of December 31, 2005, the Series A preferred stock had been retired and the shares issued had the status of authorized but unissued shares of preferred stock.

11. EQUITY INCENTIVE PLANS

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

The 2004 Plan was amended by the Compensation Committee effective July 13, 2006 to (i) eliminate automatic option grants for non-employee directors, making any grants to such directors discretionary by the Compensation Committee and (ii) eliminate the three-year minimum vesting period for performance-based restricted stock and restricted stock units, making the vesting period for such grants discretionary by the Compensation Committee.

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

The Compensation Committee’s decision to accelerate the vesting of the Accelerated Options was based upon the issuance by the Financial Accounting Standards Board (“FASB”) of SFAS No. 123R, which required the Company to record compensation expense for unvested stock options beginning January 1, 2006. The Compensation Committee believes that the acceleration of vesting of these “out-of-the-money” stock options currently have limited economic value and are not achieving their original objectives of incentive compensation and employee retention because the exercise price is currently in excess of the market price of the Company’s Class A common stock.

Cash received from all share-based payment arrangements for the year ended December 31, 2006 was $3.8 million.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements for the year ended December 31, 2006 was $0.1 million.

The total excess tax benefits from all share-based payment arrangements reflected as a financing cash inflow for the year ended December 31, 2006 was $0.1 million.

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

The fair value of each stock option granted or modified was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005(1)	2004(1)
Fair value of options granted	—	$4.57	$6.15
Expected volatility	54%	55% to 59%	60% to 66%
Risk-free interest rate	4.7%	3.7 to 4.5%	2.9% to 3.9%
Expected lives	6.3 years	6.0 years	6.0 years
Dividend rate	—	—	—

(1)	Estimated values and assumptions used in the calculation of fair value prior to the adoption of SFAS 123R.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2004	7,788	$12.51
Granted	2,450	9.94
Exercised	(34)	6.81
Forfeited or cancelled	(1,293)	12.78

Outstanding at December 31, 2004	8,911	11.71
Granted	3,193	7.84
Exercised	(78)	6.49
Forfeited or cancelled	(1,057)	10.83

Outstanding at December 31, 2005	10,969	10.75

Granted	—	—
Exercised	(415)	7.54
Forfeited or cancelled	(691)	11.20

Outstanding at December 31, 2006	9,863	$10.85	5.79	$2,660

Vested or expected to vest at December 31, 2006	9,817	$10.87	5.79	$2,604

Exercisable at December 31, 2006	9,542	$10.99	5.77	$2,185

The following table summarizes information about stock options outstanding at December 31, 2006 (in thousands, except exercise price data and contractual life data):

	Options Outstanding			Options Exercisable
Price Range	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.90–16.69	2,405	3.37	$16.51	2,406	$16.51
$9.80–12.42	3,558	5.71	10.65	3,558	10.65
$6.49–9.43	3,900	7.35	7.55	3,578	7.62

	9,863	5.79	$10.85	9,542	$10.99

Stock-based compensation expense related to the Company’s employee stock option plans was $1.4 million for the year ended December 31, 2006.

As of December 31, 2006, there was approximately $0.7 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 0.5 years.

The total intrinsic value of stock options exercised during year ended December 31, 2006 was $0.4 million.

The following table illustrates the pro forma effect on net loss and net loss per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards under the provisions of SFAS No. 123, for the years ended December 31, 2005 and 2004. (in thousands, except per share data):

	2005(1)	2004
Net loss applicable to common shareholders
As reported	$(9,657)	$(9,749)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(20,609)	(9,707)

Pro forma	$(30,266)	$(19,456)

Net loss per share, basic and diluted
As reported	$(0.08)	$(0.09)

Pro forma	$(0.24)	$(0.18)

(1)	Includes stock-based compensation expense related to Accelerated Options.

Restricted Stock and Restricted Stock Units

The following is a summary of nonvested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2006	—	—
Granted	548	$7.15
Vested	—	—
Forfeited or cancelled	(13)	$7.00

Nonvested at December 31, 2006	535	$7.16

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $0.4 million for the year ended December 31, 2006.

As of December 31, 2006, there was approximately $3.3 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”) provides that the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the ten calendar years beginning in 2002. All of the Company’s employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their compensation withheld to purchase shares during each offering period. There are two offering periods annually under the Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. The purchase price of the stock is 85% of the lower of the day preceding the

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning-of-period or end-of-period closing market price. There was approximately $0.9 and $0.9 million withheld from employees for the offering periods in each of the years ended December 31, 2006 and 2005.

Stock-based compensation expense related to the Purchase Plan for the year ended December 31, 2006 was $0.2 million.

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

Stock-based compensation expense related to nonemployee stock option awards for the years ended December 31, 2006, 2005 and 2004 was $0.8 million, $1.2 million and $0.1 million, respectively.

12. RELATED-PARTY TRANSACTIONS

At December 31, 2006 Univision owns less than 15% of the Company’s common stock on a fully-converted basis. As of December 31, 2005, Univision owned approximately 30% of our common stock on a fully-converted basis. In connection with Univision’s merger with Hispanic Broadcasting Corporation (“HBC”) in September 2003, Univision entered into an agreement with the U.S. Department of Justice (“DOJ”), pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of the Company would not exceed 15% by March 26, 2006 and will not exceed 10% by March 26, 2009.

In January 2006, the Company sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. Univision paid the full amount of the purchase price in the form of 12,573,871 shares of the Company’s Class U common stock held by Univision based on the ten-day volume weighted average share price of $7.1577 between December 15, 2005 and December 29, 2005.

In March 2006, the Company repurchased seven million shares of Class U common stock held by Univision for $51.1 million.

In July 2006, the Company repurchased 175,000 shares of Class U common stock held by Univision for $1.4 million.

The Class U common stock has limited voting rights and does not include the right to elect directors. However, as the holder of all of the Company’s issued and outstanding Class U common stock, Univision currently has the right to approve any merger, consolidation or other business combination involving the Company, any dissolution of the Company and any assignment of the Federal Communications Commission, or FCC, licenses for any of the Company’s Univision-affiliated television stations. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision. Pursuant to an investor rights agreement, as amended, between Univision and us, Univision has a right to demand the registration of the sale of shares of our Class U common stock that it owns, which may be exercised on or before March 26, 2009.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Univision provides network compensation to the Company and acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2006	2005	2006	2005	2006	2005
Other current assets	$—	$—	$274	$691	$274	$691
Other assets	—	—	—	—	—	—
Intangible assets subject to amortization, net	34,802	37,122	—	—	34,802	37,122
Current maturities on long-term debt	—	—	1,000	1,000	1,000	1,000
Advances payable	—	—	118	118	118	118
Accounts payable	2,933	2,027	757	775	3,690	2,802
Long-term debt, less current maturities	—	—	4,000	5,000	4,000	5,000

	Univision			Other			Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Net revenue	$600	$605	$1,301	$—	$—	$—	$600	$605	$1,301
Direct operating expenses (1)	10,385	9,304	9,602	2,037	2,210	2,359	12,422	11,514	11,961
Amortization	2,320	2,320	2,320	—	—	—	2,320	2,320	2,320
Interest expense	—	—	—	315	373	436	315	373	436

(1)	Consists primarily of national representation fees paid to Univision and Lotus/Entravision Reps LLC.

13. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that arose in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

14. SUBSEQUENT EVENT

In February 2007, the Company entered into an additional interest rate swap agreement with a $63 million aggregate notional amount, with quarterly increases, that expires on October 1, 2010. This interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. The quarterly increases of this swap agreement match the quarterly reductions of the three previous interest rate swap agreements. Therefore, it is expected that the term loan amounts will not exceed the notional amount of the four interest rate swap agreements. This interest rate swap agreement will not be designated for hedge accounting treatment under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and as a result, changes in the fair values will be reflected in earnings as a component of interest expense.

15. SEGMENT DATA

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There were no significant sources of revenue generated outside the United States during the years ended December 31, 2006, 2005 and 2004. There was approximately $19.3 million, $18.8 million and $1.8 million of assets in Mexico at December 31, 2006, 2005 and 2004, respectively.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net Revenue
Television	$158,466	$146,184	$135,866
Radio	96,668	100,582	92,239
Outdoor	36,618	34,198	30,948

Consolidated	291,752	280,964	259,053

Direct operating expenses
Television	61,620	58,420	55,498
Radio	36,686	37,775	35,182
Outdoor	25,492	24,090	21,894

Consolidated	123,798	120,285	112,574

Selling, general and administrative expenses
Television	23,902	22,524	21,217
Radio	22,358	24,310	23,615
Outdoor	5,733	4,921	4,960

Consolidated	51,993	51,755	49,792

Depreciation and amortization
Television	15,374	15,485	14,126
Radio	6,395	8,317	7,292
Outdoor	22,921	22,609	21,377

Consolidated	44,690	46,411	42,795

Segment operating profit (loss)
Television	57,570	49,755	45,025
Radio	31,229	30,180	26,150
Outdoor	(17,528)	(17,422)	(17,283)

Consolidated	71,271	62,513	53,892
Corporate expenses	18,851	17,513	16,860
Gain on sale of assets	(26,160)	—	(3,487)
Impairment charge	189,661	—	—

Operating income (loss)	$(111,081)	$45,000	$40,519

Capital expenditures
Television	$18,576	$14,843	$10,494
Radio	3,185	3,347	3,311
Outdoor	2,041	1,664	1,767

Consolidated	$23,802	$19,854	$15,572

Total assets
Television	$529,478	$493,904	$420,588
Radio	713,855	984,559	1,053,754
Outdoor	175,331	195,242	215,370
Assets held for sale (Radio)	—	69,454	—

Consolidated	$1,418,664	$1,743,159	$1,689,712

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

Year ended December 31, 2006:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$59,919	$79,289	$78,309	$74,235	$291,752
Net income (loss)	12,119	(167,998)	(108)	21,388	(134,599)
Net income (loss) per share, basic and diluted	$0.11	$(1.60)	$(0.00)	$0.20	$(1.27)

Year ended December 31, 2005:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$57,155	$75,109	$75,537	$73,163	$280,964
Net income (loss)	(4,485)	4,231	(12,820)	3,417	(9,657)
Net income (loss) per share, basic and diluted	$(0.04)	$0.03	$(0.10)	$0.03	$(0.08)

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments(1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2006	$5,073	$1,939	$338	$(2,502)	$4,848
Year ended December 31, 2005	5,332	1,664	217	(2,140)	5,073
Year ended December 31, 2004	4,749	2,791	696	(2,904)	5,332

(1)	Other adjustments represent recoveries and increases in the allowance for doubtful accounts, including changes in connection with acquisitions and dispositions.