Form 10-Q
period 2007-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2007-05-10
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 4, 2007, there were 61,723,267 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 25,248,033 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 17,152,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors” beginning on page 27 of our Annual Report on Form 10-K for the year ended December 31, 2006.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$126,126	$118,525
Trade receivables (including related parties of $12 and $4), net of allowance for doubtful accounts of $4,837 and $4,848	56,427	61,036
Deferred income taxes	6,735	6,735
Prepaid expenses and other current assets (including related parties of $274 and $274)	7,325	6,909

Total current assets	196,613	193,205
Property and equipment, net	142,881	145,975
Intangible assets subject to amortization, net (included related parties of $34,221 and $34,802)	85,603	90,172
Intangible assets not subject to amortization	746,048	746,048
Goodwill	229,210	229,210
Other assets	10,977	14,054

Total assets	$1,411,332	$1,418,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$4,897	$3,697
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $2,960 and $3,690)	31,096	33,770

Total current liabilities	36,111	37,585
Long-term debt, less current maturities (including related parties of $4,000 and $4,000)	492,888	494,073
Other long-term liabilities	6,143	4,522
Deferred income taxes	126,962	130,765

Total liabilities	662,104	666,945

Commitments and contingencies (note 4)

Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2007 61,571,017; 2006 60,292,948	7	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2007 25,248,033; 2006 26,548,033	3	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2007 and 2006 17,152,729	2	2
Additional paid-in capital	1,043,494	1,042,698
Accumulated deficit	(294,278)	(290,991)

	749,228	751,719
Treasury stock, Class A common stock, $0.0001 par value, 2007 1,543,865; 2006 1,180,887 shares	—	—

Total stockholders’ equity	749,228	751,719

Total liabilities and stockholders’ equity	$1,411,332	$1,418,664

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended March 31,
	2007	2006
Net revenue (including related parties of $150 and $150)	$63,928	$59,919

Expenses:
Direct operating expenses (including related parties of $2,727 and $2,453) (including non-cash stock-based compensation of $153 and $60)	30,397	28,657
Selling, general and administrative expenses (including non-cash stock-based compensation of $267 and $775)	12,365	12,838
Corporate expenses (including non-cash stock-based compensation of $647 and $675)	4,998	4,907
Gain on sale of assets	—	(19,308)
Depreciation and amortization (includes direct operating of $10,236 and $9,764; selling, general and administrative of $1,058 and $1,052; and corporate of $215 and $207) (including related parties of $580 and $580)	11,509	11,023

	59,269	38,117

Operating income	4,659	21,802
Interest expense (including related parties of $73 and $87)	(11,110)	(2,493)
Interest income	1,264	664

Income (loss) before income taxes	(5,187)	19,973
Income tax (expense) benefit	1,900	(7,661)

Income (loss) before equity in net loss of nonconsolidated affiliate	(3,287)	12,312
Equity in net loss of nonconsolidated affiliate (including non-cash stock-based compensation of $2 and $116)	—	(193)

Net income (loss) applicable to common stockholders	$(3,287)	$12,119

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$(0.03)	$0.11

Weighted average common shares outstanding, basic	103,859,772	109,502,311

Weighted average common shares outstanding, diluted	103,859,772	109,507,016

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,287)	$12,119
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,509	11,023
Deferred income taxes	(2,365)	7,337
Amortization of debt issue costs	101	100
Amortization of syndication contracts	16	33
Payments on syndication contracts	(19)	(34)
Equity in net loss of nonconsolidated affiliate	—	193
Non-cash stock-based compensation	1,067	1,510
Gain on sale of media properties and other assets	—	(19,308)
Change in fair value of interest rate swap agreements	3,286	(5,374)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Decrease in accounts receivable	4,641	11,677
Increase in prepaid expenses and other assets	(437)	(876)
Decrease in accounts payable, accrued expenses and other liabilities	(2,886)	(6,429)

Net cash provided by operating activities	11,626	11,971

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	—	3
Purchases of property and equipment and intangibles	(3,784)	(6,465)
Deposits on acquisitions	—	(4,515)
Proceeds from collection of note receivable	—	1,288

Net cash used in investing activities	(3,784)	(9,689)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,552	736
Payments on long-term debt	(76)	(6,321)
Repurchase of Class U common stock	—	(51,100)
Proceeds from borrowings on long-term debt	—	8,000
Excess tax benefits from exercise of stock options	123	12
Repurchase of Class A common stock	(2,840)	—

Net cash used in financing activities	(241)	(48,673)

Net increase (decrease) in cash and cash equivalents	7,601	(46,391)
Cash and cash equivalents:
Beginning	118,525	65,610

Ending	$126,126	$19,219

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$7,877	$8,047

Income taxes	$342	$408

Supplemental disclosures of non-cash investing and financing activities:
Sale of San Francisco/San Jose radio station assets in exchange for Class U common stock	$—	$90,000
Exchange of television assets in the McAllen, Texas market	$—	$1,543

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2007

1. BASIS OF PRESENTATION

    Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2007 or any other future period.

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

The Company’s Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. However, as the holder of all of the Company’s issued and outstanding Class U common stock, Univision currently has the right to approve any merger, consolidation or other business combination involving the Company, any dissolution of the Company and any assignment of the Federal Communications Commission, or FCC, licenses for any of the Company’s Univision-affiliated television stations. Each share of Class U common stock is automatically convertible into one share (subject to adjustment for stock splits, dividends or combinations) of the Company’s Class A common stock in connection with any transfer of Class U common stock to a third party that is not an affiliate of Univision.

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended March 31, 2007 and 2006, the amount paid by the Company to Univision in this capacity was $2.3 million and $2.1 million, respectively.

    Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement of all stock-based awards using a fair value method and the recognition of the related stock-based compensation expense in the consolidated financial statements over the requisite service period. Further, as required under SFAS 123R, the Company estimates forfeitures for share based awards that are not expected to vest. As stock-based compensation expense recognized in the Company’s consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Stock Options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of stock options granted is the mid-point of the contractual life and the vesting periods of the stock options. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used in the Black-Scholes option pricing model have been consistently applied for both of the three-month periods ended March 31, 2007 and 2006.

Stock-based compensation expense related to the Company’s employee stock option plans was $0.5 million for both of the three-month periods ended March 31, 2007 and 2006.

As of March 31, 2007, there was approximately $0.3 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock and Restricted Stock Units

Stock-based compensation expense related to restricted stock and restriced stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years. Stock-based compensation expense related to grants of restricted stock and restricted stock units was $0.5 million for the three-month period ended March 31, 2007. There were no grants of restricted stock and restricted stock units for the three-month period ended March 31, 2006.

The following is a summary of nonvested restricted stock and restricted stock units granted: (in thousands, except per share data):

	Three-Month Period Ended March 31, 2007
	Number Granted	Weighted- Average Fair Value
Restricted stock and restricted stock units	578	$8.94

As of March 31, 2007, there was approximately $7.2 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 2.6 years.

Loss Per Share

Basic loss per share is computed as net income applicable to common stockholders divided by weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and the Purchase Plan.

For the three-month period ended March 31, 2007, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive was 426,107 equivalent shares of stock options.

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

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.85% at March 31, 2007. As of March 31, 2007, $492.5 million of the term loan was outstanding.

The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on leverage covenants. As of March 31, 2007, the Company had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage.

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

Derivative Instruments

As of March 31, 2007, the Company had three interest rate swap agreements with a $431 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $63 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes the margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes the margin of 1.50%. As the notional amount of the three interest rate swap agreements declines, the notional amount of the one interest swap agreement will increase so that the notional amounts of all four interest rate swap agreements will equal the term loan amount. As of March 31, 2007, none of these interest rate swap agreements was designated for hedge accounting treatment under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and as a result, changes in their fair values are reflected currently in earnings. At March 31, 2007, the fair value of the interest rate swap agreements was $2.8 million and is classified as other assets on the balance sheet. For the three-month period ended March 31, 2007, the Company recognized $3.3 million of interest expense related to the decrease in fair value of the interest rate swap agreements.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which the Company adopted on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

At the adoption date of January 1, 2007, the Company had $7.4 million of gross unrecognized tax benefits for uncertain tax positions, of which $1.5 million would reduce the Company’s effective tax rate if recognized. Approximately $5.5 million of the gross unrecognized tax benefits for uncertain tax positions relate to timing differences and would not affect the Company’s effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of March 31, 2007 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. At the adoption date of January 1, 2007, the Company had $0.3 million of accrued interest and penalties related to uncertain tax positions. The corresponding amounts at March 31, 2007 were not materially different from the amounts at the date of adoption.

The Company is subject to taxation in the United States, various states and Mexico. The Company remains subject to examination in major taxing jurisdictions for the 1995 to 2006 tax years.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 is effective beginning in the first quarter of 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure eligible financial instruments, commitments, and certain other arrangements at fair valued at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective beginning in the first quarter of 2008. The Company is currently evaluating the impact of adopting SFAS 159 on the financial statements.

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

Outdoor Advertising

The Company owns approximately 10,400 outdoor advertising faces located primarily in Los Angeles and New York.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and loss (gain) on sale of assets. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2007 and 2006. The Company evaluates the performance of its operating segments based on the following (unaudited; in thousands):

	Three-Month Period Ended March 31,
	2007	2006	%Change
Net Revenue
Television	$36,791	$34,038	8%
Radio	20,104	19,156	5%
Outdoor	7,033	6,725	5%

Consolidated	63,928	59,919	7%

Direct operating expenses
Television	15,597	14,284	9%
Radio	8,619	8,423	2%
Outdoor	6,181	5,950	4%

Consolidated	30,397	28,657	6%

Selling, general and administrative expenses
Television	5,897	6,416	(8)%
Radio	4,932	5,248	(6)%
Outdoor	1,536	1,174	31%

Consolidated	12,365	12,838	(4)%

Depreciation and amortization
Television	4,203	3,738	12%
Radio	1,517	1,844	(18)%
Outdoor	5,789	5,441	6%

Consolidated	11,509	11,023	4%

Segment operating profit (loss)
Television	11,094	9,600	16%
Radio	5,036	3,641	38%
Outdoor	(6,473)	(5,840)	11%

Consolidated	9,657	7,401	30%
Corporate expenses	4,998	4,907	2%
Gain on sale of assets	—	(19,308)	*

Operating income	$4,659	$21,802	(79)%

Capital expenditures
Television	$2,819	$4,055
Radio	667	867
Outdoor	359	788

Consolidated	$3,845	$5,710

Total assets
Television	$533,001	$452,621
Radio	710,177	979,512
Outdoor	168,154	189,579

Consolidated	$1,411,332	$1,621,712

*	Percentage not meaningful.

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that arose in the ordinary course of business, but the Company is not currently a party to any lawsuit or legal proceeding which, in the opinion of management, is likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

5. SUBSEQUENT EVENTS

In April 2007, the Company purchased a full power television construction permit in Colorado Springs, Colorado for $2.6 million in an auction held by the FCC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 70% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising. Our net revenue for the three-month period ended March 31, 2007 was $63.9 million. Of that amount, revenue generated by our television segment accounted for 58%, revenue generated by our radio segment accounted for 31% and revenue generated by our outdoor segment accounted for 11%.

As of the date of filing this report, we own and/or operate 51 primary television stations that are located primarily in the southwestern United States. We own and operate 47 radio stations (36 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Our outdoor advertising segment consists of approximately 10,400 advertising faces located primarily in Los Angeles and New York.

The comparability of our results between 2007 and 2006 is affected by acquisitions and dispositions in those periods. In those years, we primarily acquired new media properties in markets where we already owned existing media properties. While new media properties contribute to the financial results of their markets, we do not attempt to measure their effect as they typically are integrated into existing operations.

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

Our primary expenses are employee compensation, including commissions paid to our sales staff and national representative firms, as well as expenses for marketing, promotion and selling, technical, local programming, engineering, leasing, general and administrative, depreciation and amortization and impairment. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets.

Highlights

Despite continuing competition for advertising revenue among broadcasters and between the broadcast industry and other media, we experienced growth for the first quarter of 2007 with net revenue increasing to $63.9 million, an increase of $4.0 million or 7% over the first quarter of 2006.

Our television segment had another solid quarter, generating $36.8 million in net revenue. We sustained solid ratings across this segment, and advertising rates continued to be solid. Our television results were driven by continued growth in our top advertising categories, including automotive, services, fast-food and telecommunications. We continued to enjoy significant revenue growth from our television stations located in markets with rapidly growing Hispanic populations, such as Orlando, Albuquerque, Tampa, Midland-Odessa, San Angelo and Hartford-New Haven, each of which experienced greater than 15% net revenue growth in the first quarter of 2007.

Our radio segment also had a solid first quarter of 2007, contributing $20.1 million in net revenue as we concentrated our efforts on local sales, which accounted for 79% of total radio segment sales in the first quarter of 2007. Net revenue for our radio segment for the first quarter of 2007 would have been higher, but for the loss of net revenue from our radio stations serving the Tucson and Dallas markets, which we sold in the third quarter and fourth quarter of 2006, respectively. Our success was partly due to the addition of our third network format, “José: Toca lo Que Quiere” (“plays what he wants”), which features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present. Our “José: Toca lo que Quiere” format debuted in October 2005, and is currently broadcast on six stations in six markets. In addition, in February 2006, we began broadcasting “Piolin por la Mañana,” one of the highest-rated Spanish-language radio programs in the country, in eight markets, and have seen solid ratings growth in all of these markets.

Our outdoor segment contributed $7 million of our net revenue in the first quarter of 2007, and benefited from continuing overall demand for outdoor advertising in Los Angeles, Sacramento and Fresno. In addition, increased local sales played a key role in the growth of our outdoor advertising operations in the first quarter of 2007. We have made a concerted effort to strengthen the staffing and training of our local sales force, and we anticipate that this focus will continue for the remainder of 2007.

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended March 31, 2007 and 2006, the amount paid by the Company to Univision in this capacity was $2.3 million and $2.1 million, respectively.

Stock-Based Compensation

Stock Options

Stock-based compensation expense related to our employee stock option plans was $0.5 million for both of the three-month periods ended March 31, 2007 and 2006.

As of March 31, 2007, there was approximately $0.3 million of total unrecognized compensation expense related to our employee stock option plans that is expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock and Restricted Stock Units

Stock-based compensation expense related to restricted stock and restricted stock units is based on the fair value of our stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years. Stock-based compensation expense related to grants of restricted stock and restricted stock units was $0.5 million for the three-month period ended March 31, 2007. There were no grants of restricted stock and restricted stock units for the three-month period ended March 31, 2006 because we did not adopt a policy of granting restricted stock and restricted stock units until July 2006.

As of March 31, 2007, there was approximately $7.2 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 2.6 years.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

At the adoption date of January 1, 2007, we had $7.4 million of gross unrecognized tax benefits for uncertain tax positions, of which $1.5 million would affect our effective tax rate if recognized. Approximately $5.5 million of the gross unrecognized tax benefits for uncertain tax positions relate to timing differences and would not affect our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits as of March 31, 2007 will significantly increase or decrease within the next 12 months.

We recognize interest and penalties related to income tax matters as a component of income tax expense. At the adoption date of January 1, 2007, we had $0.3 million of accrued interest and penalties related to uncertain tax positions. The corresponding amounts at March 31, 2007, were not materially different from the amounts at the date of adoption.

We are subject to taxation in the United States, various states and Mexico. We remain subject to examination in major taxing jurisdictions for the 1995 to 2006 tax years.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 is effective beginning in the first quarter of 2008. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure eligible financial instruments, commitments, and certain other arrangements at fair valued at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective beginning in the first quarter of 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

Three-Month Periods Ended March 31, 2007 and 2006

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2007 and 2006 (unaudited; in thousands):

	Three-Month Period Ended March 31,		%
	2007	2006	Change
Statements of Operations Data:
Net revenue	$63,928	$59,919	7%

Direct operating expenses	30,397	28,657	6%
Selling, general and administrative expenses	12,365	12,838	(4)%
Corporate expenses	4,998	4,907	2%
(Gain) loss on sale of assets	—	(19,308)	*
Depreciation and amortization	11,509	11,023	4%

	59,269	38,117	55%

Operating income (loss)	4,659	21,802	(79)%
Interest expense	(11,110)	(2,493)	346%
Interest income	1,264	664	90%

Income (loss) before income taxes	(5,187)	19,973	*
Income tax benefit (expense)	1,900	(7,661)	*

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(3,287)	12,312	*
Equity in net income (loss) of nonconsolidated affiliate	—	(193)	*

Net income (loss)	$(3,287)	$12,119	*

Other Data:
Capital asset and intangible expenditures	$3,784	$6,465
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)	$17,232	$15,026
Net cash provided by operating activities	$11,626	$11,971
Net cash used in investing activities	$(3,784)	$(9,689)
Net cash used in financing activities	$(241)	$(48,673)

*	Percentage not meaningful.
(1)	Consolidated adjusted EBITDA means operating income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash stock-based compensation, non-cash impairment loss, loss (gain) on sale of assets and syndication programming amortization and does include syndication programming payments. The definition of operating income (loss), and thus consolidated adjusted EBITDA, excludes equity in net earnings (loss) of nonconsolidated affiliates.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.25 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of March 31): 2007, 4.7 to 1; 2006 5.2 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our new syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (unaudited; in thousands):

	Three-Month Period Ended March 31,
	2007	2006
Consolidated adjusted EBITDA (1)	$17,232	$15,026

Interest expense	(11,110)	(2,493)
Interest income	1,264	664
Income tax (expense) benefit	1,900	(7,661)
Amortization of syndication contracts	(16)	(33)
Payments on syndication contracts	19	34
Gain on sale of assets	—	19,308
Non-cash stock-based compensation included in direct operating expenses	(153)	(60)
Non-cash stock-based compensation included in selling, general and administrative expenses	(267)	(775)
Non-cash stock-based compensation included in corporate expenses	(647)	(675)
Depreciation and amortization	(11,509)	(11,023)

Net income (loss) before equity in net loss of nonconsolidated affiliates	(3,287)	12,312
Equity in net loss of nonconsolidated affiliates	—	(193)

Net income (loss)	(3,287)	12,119

Depreciation and amortization	11,509	11,023
Deferred income taxes	(2,365)	7,337
Amortization of debt issue costs	101	100
Amortization of syndication contracts	16	33
Payments on syndication contracts	(19)	(34)
Equity in net loss of nonconsolidated affiliate	—	193
Non-cash stock-based compensation	1,067	1,510
Gain on sale of media properties and other assets	—	(19,308)
Change in fair value of interest rate swap agreements	3,286	(5,374)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Decrease in accounts receivable	4,641	11,677
Increase in prepaid expenses and other assets	(437)	(876)
Decrease in accounts payable, accrued expenses and other liabilities	(2,886)	(6,429)

Cash flows from operating activities	$11,626	$11,971

Consolidated Operations

Net Revenue. Net revenue increased to $63.9 million for the three-month period ended March 31, 2007 from $59.9 million for the three-month period ended March 31, 2006, an increase of $4.0 million. Excluding the 2006 net revenue contributed by our radio stations in the Tucson and Dallas markets that we sold in 2006, net revenue would have increased by $5.5 million. Of the overall increase, $2.8 million came from our television segment. The increase from this segment was primarily attributable to an increase in both local and national advertising sales, primarily attributable to an increase in both advertising rates and inventory sold. Additionally, $0.9 million of the overall increase was from our radio segment. Excluding the 2006 net revenue contributed by our radio stations in the Tucson and Dallas markets that we sold in 2006, net revenue would have increased by $2.4 million. The increase was primarily attributable to an increase in inventory sold, partially offset by a decrease in net revenue of $1.5 million from our Tucson and Dallas radio stations that we sold. The remaining $0.3 million of the overall increase was from our outdoor segment. The increase was primarily attributable to revenue associated with the expansion of our outdoor division in Tampa, as well as an increase in local advertising sales, partially offset by a reduction in national sales.

We expect net revenue to be flat for the second quarter of 2007 as we had strong second quarter 2006 revenue from such major events as World Cup and political activity. On a long-term basis, we currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to continue to increase our rates, resulting in continued increases in net revenue in future periods on a long-term basis.

Direct Operating Expenses. Direct operating expenses increased to $30.4 million for the three-month period ended March 31, 2007 from $28.7 million for the three-month period ended March 31, 2006, an increase of $1.7 million. Excluding the 2006 direct operating expenses incurred by our radio stations in the Tucson and Dallas markets that we sold in 2006, direct operating expenses would have increased by $2.4 million. Of the overall increase, $1.3 million came from our television segment. The increase was primarily attributable to an increase in national representation fees and other sales expenses associated with the increase in net revenue, an increase in utility and rent expense related to digital television and an increase in syndicated programming expense. Additionally, $0.2 million of the overall increase came from our radio segment. Excluding the 2006 direct operating expenses incurred by our radio stations in the Tucson and Dallas markets that we sold in 2006, direct operating expenses would have increased by $0.9 million. The increase was primarily attributable to an increase in commissions and other sales-related expenses, partially offset by a decrease in direct operating expenses of $0.7 million from our Tucson and Dallas radio stations that we sold. The remaining $0.2 million of the overall increase was from our outdoor segment. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and higher lease rents for our billboard locations. As a percentage of net revenue, direct operating expenses remained the same at 48% for each of the three-month periods ended March 31, 2007 and 2006.

We currently anticipate that our direct operating expenses will increase during the second quarter of 2007. On a long-term basis, we expect that net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will remain constant or decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $12.4 million for the three-month period ended March 31, 2007 from $12.8 million for the three-month period ended March 31, 2006, a decrease of $0.4 million. Excluding the 2006 selling, general and administrative expenses incurred by our radio stations in the Tucson and Dallas markets that we sold in 2006, selling, general and administrative expenses would have increased by $0.1 million. Of the overall decrease, $0.5 million came from our television segment. The decrease was primarily attributable to a decrease in non-cash stock-based compensation. Additionally, $0.3 million of the overall decrease came from the radio segment. Excluding the 2006 selling, general and administrative expenses incurred by our radio stations in the Tucson and Dallas markets that we sold in 2006, selling, general and administrative expenses would have increased by $0.2 million. The decrease was primarily attributable to a decrease in selling, general and administrative expenses of $0.5 million from our Tucson and Dallas radio stations that we sold, partially offset by increased wages. The overall decrease was partially offset by a $0.4 million increase in the outdoor segment’s selling, general and administrative expenses. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and higher sales expenses. As a percentage of net revenue, selling, general and administrative expenses decreased to 19% for the three-month period ended March 31, 2007 from 21% for the three-month period ended March 31, 2006. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses decreased while net revenue increased.

We currently anticipate that our selling, general and administrative expenses will increase during the second quarter of 2007. On a long-term basis, we expect that net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will remain constant or decrease in future periods.

Corporate Expenses. Corporate expenses increased to $5.0 million for the three-month period ended March 31, 2007 from

$4.9 million for the three-month period ended March 31, 2006, an increase of $0.1 million. The increase was primarily attributable to higher rent and professional fees, partially offset by lower bonuses. As a percentage of net revenue, corporate expenses remained the same at 8% for each of the three-month periods ended March 31, 2007 and 2006.

We currently anticipate that our corporate expenses will increase during the second quarter of 2007. On a long-term basis, we expect that net revenue increases will outpace corporate expense increases such that corporate expenses as a percentage of net revenue will remain constant or decrease in future periods.

Gain (Loss) on Sale of Assets. The gain on sale of assets was $19.3 million for the three-month period ended March 31, 2006. The gain was primarily due to the sale of the assets of our radio stations in the San Francisco/San Jose, California market.

Depreciation and Amortization. Depreciation and amortization increased to $11.5 million for the three-month period ended March 31, 2007 from $11.0 million for the three-month period ended March 31, 2006, an increase of $0.5 million. The increase was primarily due to an increase in the depreciation of television digital equipment, partially offset by a decrease in depreciation and amortization due to the sale of the radio assets in the Tucson and Dallas markets.

Operating Income (loss). As a result of the above factors, operating income was $4.7 million for the three-month period ended March 31, 2007, compared to operating income of $21.8 million for the three-month period ended March 31, 2006.

Interest Expense. Interest expense increased to $11.1 million for the three-month period ended March 31, 2007 from $2.5 million for the three-month period ended March 31, 2006, an increase of $8.6 million. The increase was primarily attributable to the change in the fair value of our interest rate swap agreements of $8.7 million.

Income Tax Expense. Our expected annual tax rate is approximately 41% of pre-tax income or loss, adjusted for permanent tax differences. The tax benefit for the three-month period ended March 31, 2007 was less than the annual effective tax rate because of state income and capital taxes. We currently have net operating loss carryforwards of approximately $77.2 million available to offset future taxable income through the year 2025 that we expect will be utilized prior to their expiration.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $36.8 million for the three-month period ended March 31, 2007 from $34.0 million for the three-month period ended March 31, 2006, an increase of $2.8 million. The overall increase was primarily attributable to an increase in both local and national advertising sales, primarily due to an increase in both advertising rates and inventory sold.

We currently anticipate that the general demand for our inventory will increase in future periods. However, we would need to overcome strong 2006 revenue from such major events as World Cup and political activity if we are to match the rate of revenue increase we experienced in 2006. We cannot give any assurance that sustaining such rate of increased revenue growth in 2007 is achievable.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.6 million for the three-month period ended March 31, 2007 from $14.3 million for the three-month period ended March 31, 2006, an increase of $1.3 million. The increase was primarily attributable to an increase in national representation fees and other sales expenses associated with the increase in net revenue, an increase in utility and rent expense related to digital television and an increase in syndicated programming expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $5.9 million for the three-month period ended March 31, 2007 from $6.4 million for the three-month period ended March 31, 2006, a decrease of $0.5 million. The decrease was attributable to a decrease in non-cash stock-based compensation.

Radio

Net Revenue. Net revenue in our radio segment increased to $20.1 million for the three-month period ended March 31, 2007 from $19.2 million for the three-month period ended March 31, 2006, an increase of $0.9 million. Excluding the 2006 net revenue contributed by our radio stations in the Tucson and Dallas markets that we sold in 2006, net revenue would have increased by $2.4 million. The increase was primarily attributable to an increase in inventory sold, partially offset by a decrease in net revenue of $1.5 million from our Tucson and Dallas radio stations that we sold. Additionally, there has been a general slowing of growth in the radio industry over recent quarters, and we expect that this will continue. However, we expect to continue to outperform the general radio industry in future periods.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $8.6 million for the three-month period ended March 31, 2007 from $8.4 million for the three-month period ended March 31, 2006, an increase of $0.2 million. Excluding the 2006 direct operating expenses incurred by our radio stations in the Tucson and Dallas markets that we sold in 2006, direct operating expenses would have increased by $0.9 million. The increase was primarily attributable to an increase in commissions and other sales-related expenses, partially offset by a decrease in direct operating expenses of $0.7 million from our Tucson and Dallas radio stations that we sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.9 million for the three-month period ended March 31, 2007 from $5.2 million for the three-month period ended March 31, 2006, a decrease of $0.3 million. Excluding the 2006 selling, general and administrative expenses incurred by our radio stations in the Tucson and Dallas markets that we sold in 2006, selling, general and administrative expenses would have increased by $0.2 million. The decrease was primarily attributable to a decrease in selling, general and administrative expenses of $0.5 million from our Tucson and Dallas radio stations that we sold, partially offset by increased wages.

Outdoor

Net Revenue. Net revenue in our outdoor segment increased to $7.0 million for the three-month period ended March 31, 2007 from $6.7 million for the three-month period ended March 31, 2006, an increase of $0.3 million. The increase was primarily attributable to revenue associated with the expansion of our outdoor division in Tampa, as well as an increase in local advertising sales, partially offset by a reduction in national sales.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $6.2 million for the three-month period ended March 31, 2007 from $6.0 million for the three-month period ended March 31, 2006, an increase of $0.2 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and higher lease rents for our billboard locations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment increased to $1.5 million for the three-month period ended March 31, 2007 from $1.2 million for the three-month period ended March 31, 2006, an increase of $0.3 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and higher sales expenses.

As a result of Rule 49 of the City of New York regulating outdoor advertising companies, which became effective in August 2006, we may be required to remove advertising from some of our advertising faces. Other outdoor advertising companies operating in the New York market have filed lawsuits challenging the constitutionality of Rule 49. We do not expect Rule 49 as currently enacted, if it survives the challenge, to have a material adverse effect on our net income in the foreseeable future.

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

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.85% at March 31, 2007. As of March 31, 2007, $492.5 million of our term loan was outstanding. See also the section entitled “Derivative Instruments” below.

Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of March 31, 2007, we had approximately $2 million in outstanding letters of credit and $148 million was available under our revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

Derivative Instruments

As of March 31, 2007, we had three interest rate swap agreements with a $431 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010 and one interest rate swap agreement with a $63 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes the margin of 1.50%. As the notional amount of the three interest rate swap agreements declines, the notional amount of the one interest swap agreement will increase so that the notional amounts of all four interest rate swap agreements will equal the term loan amount. As of March 31, 2007, none of these interest rate swap agreements was designated for hedge accounting treatment under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and as a result, changes in their fair values are reflected currently in earnings. At March 31, 2007, the fair value of the interest rate swap agreements was $2.8 million and is classified as other assets on our balance sheet. For the three-month period ended March 31, 2007, we recognized $3.3 million of interest expense related to the decrease in fair value of the interest rate swap agreements.

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

For the three-month period ended March 31, 2007, we repurchased 0.4 million shares of Class A common stock for approximately $2.8 million. We have repurchased 1.5 million shares of Class A common stock for approximately $11.6 million since the inception of our stock repurchase plan on November 1, 2006.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $17.2 million for the three-month period ended March 31, 2007 from $15.0 million for the three-month period ended March 31, 2006, an increase of $2.2 million, or 15%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 27% for the three-month period ended March 31, 2007 from 25% for the three-month period ended March 31, 2006.

We expect consolidated adjusted EBITDA to decline in the second quarter of 2007 as we expect net revenue to be flat and direct operating, selling, general and administrative and corporate expenses to increase. On a long-term basis, we currently anticipate that consolidated adjusted EBITDA will increase in future periods as we believe that net revenue increases will outpace increases in direct operating, selling, general and administrative and corporate expenses.

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

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.25 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of March 31): 2007, 4.7 to 1; 2006 5.2 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our new syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

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

Cash Flow

Net cash flow provided by operating activities decreased to $11.6 million for the three-month period ended March 31, 2007 from $12.0 million for the three-month period ended March 31, 2006. Although we had a net loss of $3.3 million for the three-month period ended March 31, 2007, we had positive cash flow from operations. Out net loss was primarily a result of non-cash expenses, including depreciation and amortization of $11.5 million and a decrease in the fair value of our interest rate swap agreements of $3.3 million. We expect to continue to have positive cash flow from operating activities for the year 2007.

Net cash flow used in investing activities was $3.8 million for the three-month period ended March 31, 2007, compared to $9.7 million for the three-month period ended March 31, 2006. During the three-month period ended March 31, 2007, we spent $3.8 million on net capital expenditures. During the three-month period ended March 31, 2006 we spent $11.0 million on net capital expenditures, acquisition of intangibles and deposits on acquisitions and collected $1.3 million on a note receivable.

Net cash flow used in financing activities was $0.2 million for the three-month period ended March 31, 2007, compared to $48.7 million for the three-month period ended March 31, 2006. During the three-month period ended March 31, 2007, we repurchased 0.4 million shares of our Class A common stock for $2.8 million and received net proceeds of $2.6 million from the exercise of stock options and from the sale of shares issued under our 2001 Employee Stock Purchase Plan. We plan to continue to repurchase our Class A common stock from time to time in future periods in open market transactions at prevailing market prices, block trades or private repurchases. During the three-month period ended March 31, 2006, we paid $51.1 million to repurchase 7.0 million shares of our Class U common stock, made net debt payments of $6.3 million, borrowed $8.0 million from our new Syndicated Bank Credit Facility and received net proceeds of $0.7 million from the exercise of stock options and from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

We anticipate that our maintenance capital expenditures will be approximately $10 million in 2007. In addition to our maintenance capital expenditures, we anticipate that all of our digital capital expenditures will be approximately $6 million. We anticipate paying for these capital expenditures by using net cash flow from operations and cash on hand.

As part of the transition from analog to digital television service, full-service television station owners are required, as a result of legislation that went into effect in early 2006, to discontinue broadcasting analog signals and to relinquish one of their paired analog-digital channels to the FCC on February 17, 2009. We currently expect the cost to complete construction of digital television facilities for our remaining full-service television stations, for which we have sought extensions of time from the FCC to complete, will be approximately $4.2 million. In addition, we have elected to continue to broadcast separate digital and analog signals throughout this transition period. We currently anticipate that the incremental costs of broadcasting in digital and analog, including additional rent and higher electricity expense, will be approximately $800,000 in 2007. We intend to finance the conversion to digital television by using net cash flow from operations and cash on hand.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.85% at March 31, 2007. As of March 31, 2007, $492.5 million of our term loan was outstanding. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of March 31, 2007, we had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of March 31, 2007, we had three interest rate swap agreements with a $431 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010 and one interest rate swap agreement with a $63 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes the margin of 1.50%. As the notional amount of the three interest rate swap agreements declines, the notional amount of the one interest swap agreement will increase so that the notional amounts of all four interest rate swap agreements will equal the term loan amount. As of March 31, 2006, none of these interest rate swap agreements was designated for hedge accounting treatment under SFAS 133, and as a result, changes in their fair values are reflected currently in earnings. At March 31, 2007, the fair value of the interest rate swap agreements was $2.8 million and is classified as other assets on our balance sheet. For the three-month period ended March 31, 2007, we recognized $3.3 million of interest expense related to the decrease in fair value of the interest rate swap agreements.

We have converted our variable rate term loan into a fixed rate obligation at March 31, 2007. We expect that the aggregate notional amount of our interest rate swap agreements will equal our loan amount outstanding. Since we have converted our variable rate term loan into a fixed rate obligation through October 1, 2010, an increase in the variable interest rate of our bank credit facility would not currently affect interest expense payments. If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On November 1, 2006, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance stock repurchases, if and when made, with net cash flow from operations and cash on hand.

For the three-month period ended March 31, 2007, we repurchased approximately 0.4 million shares of Class A common stock at an average price of $7.79 for an aggregate purchase price of approximately $2.8 million, all of which repurchases were made pursuant to the publicly announced program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in thousands)
January 1, 2007 to January 31, 2007	327,878	$7.78	327,878	$88,723
February 1, 2007 to February 28, 2007	35,100	7.80	35,100	88,449

Total	362,978	$7.79	362,978	$88,449

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

Date: May 10, 2007

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