Form 10-Q
period 2007-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2007-08-08
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 3, 2007, there were 63,234,038 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 24,087,433 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 17,152,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2007

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$133,896	$118,525
Trade receivables (including related parties of $0 and $4), net of allowance for doubtful accounts of $5,421 and $4,848	66,802	61,036
Deferred income taxes	6,735	6,735
Prepaid expenses and other current assets (including related parties of $274 and $274)	9,470	6,909

Total current assets	216,903	193,205
Property and equipment, net	140,806	145,975
Intangible assets subject to amortization, net (included related parties of $33,641 and $34,802)	81,041	90,172
Intangible assets not subject to amortization	748,677	746,048
Goodwill	229,210	229,210
Other assets	21,123	14,054

Total assets	$1,437,760	$1,418,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$6,094	$3,697
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,960 and $3,690)	35,410	33,770

Total current liabilities	41,622	37,585
Long-term debt, less current maturities (including related parties of $3,000 and $4,000)	490,530	494,073
Other long-term liabilities	11,290	4,522
Deferred income taxes	132,531	130,765

Total liabilities	675,973	666,945

Commitments and contingencies (note 4)

Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2007 62,792,038; 2006 60,292,948	8	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2007 24,437,433; 2006 26,548,033	3	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2007 and 2006 17,152,729	2	2
Additional paid-in capital	1,047,454	1,042,698
Accumulated deficit	(285,680)	(290,991)

	761,787	751,719
Treasury stock, Class A common stock, $0.0001 par value, 2007 1,543,865; 2006 1,180,887 shares	—	—

Total stockholders’ equity	761,787	751,719

Total liabilities and stockholders’ equity	$1,437,760	$1,418,664

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2007	2006	2007	2006
Net revenue (including related parties of $150, $150, $300 and $300)	$76,044	$79,289	$139,972	$139,208

Expenses:
Direct operating expenses (including related parties of $3,202, $3,584, $5,929 and $6,037) (including non-cash stock-based compensation of $97, $60, $251 and $119)	31,447	31,386	61,844	60,043
Selling, general and administrative expenses (including non-cash stock-based compensation of $135, $(116), $400 and $659)	13,379	12,663	25,744	25,501
Corporate expenses (including non-cash stock-based compensation of $370, $181, $1,018 and $856)	4,720	4,387	9,718	9,294
(Gain) loss on sale of assets	—	1,656	—	(17,652)
Depreciation and amortization (includes direct operating of $10,171, $9,943, $20,408 and $19,709; selling, general and administrative of $1,012, $1,050, $2,070 and $2,102; and corporate of $215, $200, $429 and $408) (including related parties of $580, $580, $1,160 and $1,160)	11,398	11,195	22,907	22,218
Impairment charge	—	189,661	—	189,661

	60,944	250,948	120,213	289,065

Operating income (loss)	15,100	(171,659)	19,759	(149,857)
Interest expense (including related parties of $68, $83, $141 and $170)	(1,807)	(4,344)	(12,917)	(6,837)
Interest income	1,302	93	2,566	757

Income (loss) before income taxes	14,595	(175,910)	9,408	(155,937)
Income tax (expense) benefit	(6,157)	7,832	(4,257)	171

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	8,438	(168,078)	5,151	(155,766)
Equity in net income (loss) of nonconsolidated affiliate (including non-cash stock-based compensation of $1, $(27), $3 and $89)	160	80	160	(113)

Net income (loss) applicable to common stockholders	$8,598	$(167,998)	$5,311	$(155,879)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$0.08	$(1.60)	$0.05	$(1.45)

Weighted average common shares outstanding, basic	104,174,725	105,080,809	104,018,118	107,279,346

Weighted average common shares outstanding, diluted	105,124,162	105,080,809	104,705,891	107,279,346

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$5,311	$(155,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,907	22,218
Impairment charge	—	189,661
Deferred income taxes	3,073	(2,431)
Amortization of debt issue costs	202	200
Amortization of syndication contracts	415	56
Payments on syndication contracts	(478)	(50)
Equity in net (income) loss of nonconsolidated affiliate	(160)	113
Non-cash stock-based compensation	1,669	1,635
Gain on sale of media properties and other assets	—	(17,661)
Change in fair value of interest rate swap agreements	(2,796)	(8,960)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(5,416)	(3,820)
Increase in prepaid expenses and other assets	(139)	(856)
Decrease in accounts payable, accrued expenses and other liabilities	(621)	(4,679)

Net cash provided by operating activities	23,967	19,547

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	59	13
Purchases of property and equipment and intangibles	(10,624)	(12,811)
Deposits on acquisitions	—	(4,573)
Proceeds from collection of note receivable	—	1,288

Net cash used in investing activities	(10,565)	(16,083)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,477	2,821
Payments on long-term debt	(1,144)	(11,644)
Repurchase of Class U common stock	—	(51,100)
Proceeds from borrowings on long-term debt	—	11,000
Excess tax benefits from exercise of stock options	476	107
Repurchase of Class A common stock	(2,840)	—

Net cash provided by (used in) financing activities	1,969	(48,816)

Net increase (decrease) in cash and cash equivalents	15,371	(45,352)
Cash and cash equivalents:
Beginning	118,525	65,610

Ending	$133,896	$20,258

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$15,600	$15,805

Income taxes	$708	$2,260

Supplemental disclosures of non-cash investing and financing activities:
Sale of San Francisco/San Jose radio station assets in exchange for Class U common stock	$—	$90,000
Exchange of television assets in the McAllen, Texas market	$—	$1,543

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended June 30, 2007 and 2006, the amount paid by the Company to Univision in this capacity was $2.6 million and $3.0 million, respectively. During the six-month periods ended June 30, 2007 and 2006, the amount paid by the Company to Univision in this capacity was $5.0 million and $5.1 million, respectively.

In May 2007, the Company entered into a transaction with LATV Networks, LLC (“LATV”) that includes an affiliation agreement and an option for the Company to purchase an ownership interest in LATV. Pursuant to the affiliation agreement, the Company will broadcast programming provided to the Company by LATV on one of the digital multicast channels of certain of the Company’s television stations for a term of three years. Under the affiliation agreement, there are no fees paid for the carriage of programming, and the Company generally retains the right to sell approximately five minutes per hour of available advertising time. In addition, the Company has the option to purchase, for a period of three years and in its sole discretion, membership units representing a minority ownership interest in LATV for a price of approximately $5.7 million. Walter F. Ulloa, the Company’s Chairman and Chief Executive Officer, is a director, officer and principal stockholder of LATV.

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

Stock Options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of stock options granted is the mid-point of the contractual life and the vesting periods of the stock options. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used in the Black-Scholes option pricing model have been consistently applied for the three- and six-month periods ended June 30, 2007 and 2006.

Stock-based compensation expense related to the Company’s employee stock option plans was $0.1 million and $0.4 million for the three-month periods ended June 30, 2007 and 2006, respectively. Stock-based compensation expense related to the Company’s employee stock option plans was $0.6 million and $0.9 million for the six-month periods ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, there was approximately $0.2 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 0.4 years.

Restricted Stock and Restricted Stock Units

Stock-based compensation expense related to restricted stock and restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $0.4 million and $0.9 million for the three- and six-month periods ended June 30, 2007, respectively. There were no grants of restricted stock and restricted stock units for the three- and six-month periods ended June 30, 2006 because we did not adopt a policy of granting restricted stock and restricted stock units until July 2006.

The following is a summary of nonvested restricted stock and restricted stock units granted: (in thousands, except per share data):

	Six-Month Period Ended June 30, 2007
	Number Granted	Weighted- Average Fair Value
Restricted stock and restricted stock units	628	$9.04

As of June 30, 2007, there was approximately $4.9 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.

Income (loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by Statement for Financial Accounting Standards No. 128 “Earnings Per Share” (in thousands, except share and per share data):

	Three-Month Period Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share
Basic earnings per share:
Net income applicable to common stockholders	$8,598	104,174,725	$0.08

Dilutive securities
Stock options, employee stock purchase plan and restricted stock and restricted stock units	—	949,437

Diluted earnings per share:
Net income applicable to common stockholders	$8,598	105,124,162	$0.08

	Six-Month Period Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share
Basic earnings per share:
Net income applicable to common stockholders	$5,311	104,018,118	$0.05

Dilutive securities
Stock options and employee stock purchase plan	—	687,773

Diluted earnings per share:
Net income applicable to common stockholders	$5,311	104,705,891	$0.05

Basic income (loss) per share is computed as net income (loss) applicable to common stockholders divided by weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, the Purchase Plan and restricted stock and restricted stock units.

For the six-month period ended June 30, 2007, a total of 9,126,434 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the three-month period ended June 30, 2006, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive was 166,443 equivalent shares dilutive securities.

For the six-month period ended June 30, 2006, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive was 85,574 equivalent shares of dilutive securities.

Acquisition of Assets

In April 2007, the Company purchased a full power television construction permit in Colorado Springs, Colorado for $2.6 million in an auction held by the FCC.

The Company evaluated the transferred set of activities, assets, inputs, outputs, and processes in this acquisition and determined that the acquisition did not constitute a business.

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

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.86% at June 30, 2007. As of June 30, 2007, $492.5 million of the term loan was outstanding.

The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on leverage covenants. As of June 30, 2007, the Company had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage.

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

Derivative Instruments

As of June 30, 2007, the Company had three interest rate swap agreements with a $426 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $66.5 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes the margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes the margin of 1.50%. As the notional amount of the three interest rate swap agreements declines, the notional amount of the one interest swap agreement will increase so that the notional amounts of all four interest rate swap agreements will equal the term loan amount. As of June 30, 2007, none of these interest rate swap agreements was designated for hedge accounting treatment under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and as a result, changes in their fair values are reflected currently in earnings.

As of June 30, 2007, the fair value of the interest rate swap agreements was $8.9 million and is classified as other assets on the balance sheet.

The Company recognized a reduction of $6.1 million and $3.6 million in interest expense related to the increase in fair value of the interest rate swap agreements for the three-month periods ended June 30, 2007 and 2006, respectively. The Company recognized a reduction of $2.8 million and $9.0 million in interest expense related to the increase in fair value of the interest rate swap agreements for the six-month periods ended June 30, 2007 and 2006, respectively.

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

At the adoption date of January 1, 2007, the Company had $7.4 million of gross unrecognized tax benefits for uncertain tax positions, of which $1.5 million would reduce the Company’s effective tax rate if recognized. Approximately $5.5 million of the gross unrecognized tax benefits for uncertain tax positions relate to timing differences and would not affect the Company’s effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of June 30, 2007 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. At the adoption date of January 1, 2007, the Company had $0.3 million of accrued interest and penalties related to uncertain tax positions. The corresponding amounts at June 30, 2007 were not materially different from the amounts at the date of adoption.

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

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and (gain) loss on sale of assets. There were no significant sources of revenue generated outside the United States during the three- and six-month periods ended June 30, 2007 and 2006. The Company evaluates the performance of its operating segments based on the following (unaudited; in thousands):

	Three-Month Period Ended June 30,			Six-Month Period Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Net Revenue
Television	$40,287	$43,336	(7)%	$77,078	$77,374	(0)%
Radio	26,249	26,211	0%	46,353	45,367	2%
Outdoor	9,508	9,742	(2)%	16,541	16,467	0%

Consolidated	76,044	79,289	(4)%	139,972	139,208	1%

Direct operating expenses
Television	16,093	15,711	2%	31,690	29,995	6%
Radio	8,916	9,288	(4)%	17,535	17,711	(1)%
Outdoor	6,438	6,387	1%	12,619	12,337	2%

Consolidated	31,447	31,386	0%	61,844	60,043	3%

Selling, general and administrative expenses
Television	5,512	5,258	5%	11,409	11,675	(2)%
Radio	6,252	6,006	4%	11,184	11,253	(1)%
Outdoor	1,615	1,399	15%	3,151	2,573	22%

Consolidated	13,379	12,663	6%	25,744	25,501	1%

Depreciation and amortization
Television	4,275	3,668	17%	8,478	7,406	14%
Radio	1,328	1,835	(28)%	2,845	3,679	(23)%
Outdoor	5,795	5,692	2%	11,584	11,133	4%

Consolidated	11,398	11,195	2%	22,907	22,218	3%

Segment operating profit (loss)
Television	14,407	18,699	(23)%	25,501	28,298	(10)%
Radio	9,753	9,082	7%	14,789	12,724	16%
Outdoor	(4,340)	(3,736)	16%	(10,813)	(9,576)	13%

Consolidated	19,820	24,045	(18)%	29,477	31,446	(6)%

Corporate expenses	4,720	4,387	8%	9,718	9,294	5%
(Gain) loss on sale of assets	—	1,656	*	—	(17,652)	*
Impairment charge	—	189,661	*	—	189,661	*

Operating income (loss)	15,100	(171,659)	*	19,759	(149,857)	*

Interest expense	(1,807)	(4,344)	(58)%	(12,917)	(6,837)	89%
Interest income	1,302	93	*	2,566	757	239%

Income (loss) before income taxes	$14,595	$(175,910)	*	$9,408	$(155,937)	*

Capital expenditures
Television	$3,108	$5,006		$5,927	$9,061
Radio	834	878		1,501	1,745
Outdoor	862	498		1,221	1,286

Consolidated	$4,804	$6,382		$8,649	$12,092

Total assets
Television	$559,711	$466,625
Radio	714,020	794,195
Outdoor	164,029	186,332

Consolidated	$1,437,760	$1,447,152

*	Percentage not meaningful.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 70% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising. Our net revenue for the three-month period ended June 30, 2007 was $76.0 million. Of that amount, revenue generated by our television segment accounted for 53%, revenue generated by our radio segment accounted for 35% and revenue generated by our outdoor segment accounted for 12%.

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

Highlights

Despite continuing competition for advertising revenue among broadcasters and between the broadcast industry and other media, we experienced growth for the six-month period ended June 30, 2007 with net revenue increasing to $140 million, an increase of $0.8 million or 1% over the six-month period ended June 30, 2006.

Our television segment generated $40.3 million in net revenue in the second quarter of 2007. We sustained solid ratings across this segment, and advertising rates continued to be solid. Our television results were driven by continued growth in our top advertising categories, including telecommunications and services. We continued to enjoy significant revenue growth from our television stations located in markets with rapidly growing Hispanic populations, such as Midland-Odessa, San Angelo and Reno, each of which experienced greater than 15% net revenue growth in the second quarter of 2007. Notwithstanding the net revenue growth of these particular stations, net revenue for our television segment decreased by $3 million or 7% for the second quarter of 2007 from $43.3 million for the second quarter of 2006. This decrease in net revenue was primarily due to a decrease in national advertising sales, primarily as a result of difficult revenue comparisons due to significant non-recurring events that occurred during the second quarter of 2006, such as the World Cup and political activity.

Our radio segment had a good second quarter of 2007, contributing $26.2 million in net revenue as we concentrated our efforts on local sales, which accounted for 79% of total radio segment sales in the second quarter of 2007. Our radio results were driven by continued growth in our top advertising categories, including automotive, travel and leisure, services and telecommunications. Our success was partly due to revenue growth from our radio stations where we added our third network format, “José: Toca lo Que Quiere” (“plays what he wants”), which features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, as well as our stations that began broadcasting the “Piolin por la Mañana,” syndicated morning show, one of the highest-rated Spanish-language radio programs in the country, and have seen solid ratings growth in all of these markets. Notwithstanding this good performance, net revenue for our radio segment for the second quarter of 2007 remained the same as net revenue for the second quarter of 2006, and would have been higher but for the loss of net revenue from our radio stations serving the Tucson and Dallas markets, which we sold in the third quarter and fourth quarter of 2006, respectively.

Our outdoor segment contributed $9.5 million of our net revenue in the second quarter of 2007, and benefited from continuing overall demand for outdoor advertising in Los Angeles, Tampa and Fresno. Our outdoor segment enjoyed an increase in local advertising sales in the second quarter of 2007. We have made a concentrated effort to strengthen the staffing and training of our local sales force, and we anticipate that the focus on local sales will continue for the remainder of 2007. Notwithstanding our success in driving local advertising sales, net revenue for our outdoor segment decreased by $0.2 million or 2% for the second quarter of 2007 from $9.7 million for the second quarter of 2006, primarily due to a decrease in national advertising sales in New York.

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended June 30, 2007 and 2006, the amount we paid to Univision in this capacity was $2.6 million and $3.0 million, respectively. During the six-month periods ended June 30, 2007 and 2006, the amount we paid to Univision in this capacity was $5.0 million and $5.1 million, respectively.

Stock-Based Compensation

Stock Options

Stock-based compensation expense related to our employee stock option plans was $0.1 million and $0.4 million for the three-month periods ended June 30, 2007 and 2006. Stock-based compensation expense related to our employee stock option plans was $0.6 million and $0.9 million for the six-month periods ended June 30, 2007 and 2006.

As of June 30, 2007, there was approximately $0.2 million of total unrecognized compensation expense related to our employee stock option plans that is expected to be recognized over a weighted-average period of 0.4 years.

Restricted Stock and Restricted Stock Units

Stock-based compensation expense related to restricted stock and restricted stock units is based on the fair value of our stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $0.4 million and $0.9 million for the three- and six-month periods ended June 30, 2007, respectively. There were no grants of restricted stock and restricted stock units for the six-month period ended June 30, 2006 because we did not adopt a policy of granting restricted stock and restricted stock units until July 2006.

As of June 30, 2007, there was approximately $4.9 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.

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

At the adoption date of January 1, 2007, we had $7.4 million of gross unrecognized tax benefits for uncertain tax positions, of which $1.5 million would affect our effective tax rate if recognized. Approximately $5.5 million of the gross unrecognized tax benefits for uncertain tax positions relate to timing differences and would not affect our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits as of June 30, 2007 will significantly increase or decrease within the next 12 months.

We recognize interest and penalties related to income tax matters as a component of income tax expense. At the adoption date of January 1, 2007, we had $0.3 million of accrued interest and penalties related to uncertain tax positions. The corresponding amounts at June 30, 2007, were not materially different from the amounts at the date of adoption.

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

Three-and Six-Month Periods Ended June 30, 2007 and 2006

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2007 and 2006 (unaudited; in thousands):

	Three-Month Period Ended June 30,		%	Six-Month Period Ended June 30,		%
	2007	2006	Change	2007	2006	Change
Statements of Operations Data:
Net revenue	$76,044	$79,289	(4)%	$139,972	$139,208	1%

Direct operating expenses	31,447	31,386	0%	61,844	60,043	3%
Selling, general and administrative expenses	13,379	12,663	6%	25,744	25,501	1%
Corporate expenses	4,720	4,387	8%	9,718	9,294	5%
(Gain) loss on sale of assets	—	1,656	*	—	(17,652)	*
Depreciation and amortization	11,398	11,195	2%	22,907	22,218	3%
Impairment charge	—	189,661	*	—	189,661	*

	60,944	250,948	(76)%	120,213	289,065	(58)%

Operating income (loss)	15,100	(171,659)	*	19,759	(149,857)	*
Interest expense	(1,807)	(4,344)	(58)%	(12,917)	(6,837)	89%
Interest income	1,302	93	*	2,566	757	239%

Income (loss) before income taxes	14,595	(175,910)	*	9,408	(155,937)	*
Income tax (expense) benefit	(6,157)	7,832	*	(4,257)	171	*

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	8,438	(168,078)	*	5,151	(155,766)	*
Equity in net income (loss) of nonconsolidated affiliate	160	80	100%	160	(113)	*

Net income (loss)	$8,598	$(167,998)	*	$5,311	$(155,879)	*

Other Data:
Capital asset and intangible expenditures	$6,840	$6,345		$10,624	$12,811
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				$44,272	$46,010
Net cash provided by operating activities				$23,967	$19,547
Net cash used in investing activities				$(10,565)	$(16,083)
Net cash provided by (used in) financing activities				$1,969	$(48,816)

*	Percentage not meaningful.
(1)	Consolidated adjusted EBITDA means operating income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash stock-based compensation, non-cash impairment loss, loss (gain) on sale of assets and syndication programming amortization and does include syndication programming payments. The definition of operating income (loss), and thus consolidated adjusted EBITDA, excludes equity in net earnings (loss) of nonconsolidated affiliates.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.25 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of June 30): 2007, 4.8 to 1; 2006 5.0 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our new syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (unaudited; in thousands):

	Six-Month Period Ended June 30,
	2007	2006
Consolidated adjusted EBITDA (1)	$44,272	$46,010

Interest expense	(12,917)	(6,837)
Interest income	2,566	757
Income tax (expense) benefit	(4,257)	171
Amortization of syndication contracts	(415)	(56)
Payments on syndication contracts	478	50
Gain on sale of assets	—	17,652
Non-cash stock-based compensation included in direct operating expenses	(251)	(119)
Non-cash stock-based compensation included in selling, general and administrative expenses	(400)	(659)
Non-cash stock-based compensation included in corporate expenses	(1,018)	(856)
Depreciation and amortization	(22,907)	(22,218)
Impairment charge	—	(189,661)

Net income (loss) before equity in net income of nonconsolidated affiliates	5,151	(155,766)
Equity in net income (loss) of nonconsolidated affiliates	160	(113)

Net income (loss)	5,311	(155,879)

Depreciation and amortization	22,907	22,218
Impairment charge	—	189,661
Deferred income taxes	3,073	(2,431)
Amortization of debt issue costs	202	200
Amortization of syndication contracts	415	56
Payments on syndication contracts	(478)	(50)
Equity in net (income) loss of nonconsolidated affiliate	(160)	113
Non-cash stock-based compensation	1,669	1,635
Gain on sale of media properties and other assets	—	(17,661)
Change in fair value of interest rate swap agreements	(2,796)	(8,960)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(5,416)	(3,820)
Increase in prepaid expenses and other assets	(139)	(856)
Decrease in accounts payable, accrued expenses and other liabilities	(621)	(4,679)

Cash flows from operating activities	$23,967	$19,547

Consolidated Operations

Net Revenue. Net revenue decreased to $76.0 million for the three-month period ended June 30, 2007 from $79.3 million for the three-month period ended June 30, 2006, a decrease of $3.3 million. Excluding the 2006 net revenue contributed by our radio stations in the Tucson and Dallas markets that we sold in 2006, net revenue would have decreased by $1.1 million. Of the overall decrease, $3.1 million came from our television segment. The decrease from this segment was primarily attributable to a decrease in national advertising sales, primarily due to strong 2006 sales comparables from major non-recurring events, such as World Cup and political activity. Additionally, $0.2 million of the overall decrease was from our outdoor segment and was primarily attributable to a decrease in national advertising sales, partially offset by an increase in local advertising sales. Net revenue in our radio segment remained the same as we had an increase in net revenue primarily attributable to revenue generated from our annual Los Angeles promotional event, which event we moved from the third quarter to the second quarter in 2007 and an increase in local advertising sales despite difficult World Cup comparisons, offset by a decrease in net revenue of $2.2 million from our Tucson and Dallas radio stations that we sold.

Net revenue increased to $140.0 million for the six-month period ended June 30, 2007 from $139.2 million for the six-month period ended June 30, 2006, an increase of $0.8 million. Excluding the 2006 net revenue contributed by our radio stations in the Tucson and Dallas markets that we sold in 2006, net revenue would have increased by $4.4 million. Of the overall increase, $1.0 million came from our radio segment. The increase was primarily attributable to revenue generated from our annual Los Angeles promotional event, which event we moved from the third quarter to the second quarter in 2007 and an increase in local advertising sales despite difficult World Cup comparisons, partially offset by a decrease in net revenue of $3.6 million from our Tucson and Dallas radio stations that we sold. Additionally, $0.1 million of the overall increase was from our outdoor segment and was primarily attributable to an increase in local advertising sales, partially offset by a decrease in national advertising sales. The overall increase was partially offset by a decrease of $0.3 million from our television segment. The decrease from this segment was primarily attributable to a decrease in national advertising sales, primarily due to strong 2006 sales comparables from major non-recurring events, such as World Cup and political activity.

We expect net revenue to be approximately flat for the third quarter of 2007 as we had strong third quarter 2006 revenue from such major non-recurring events as World Cup and political activity. On a long-term basis, we currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to increase our rates, resulting in continued increases in net revenue in future periods on a long-term basis.

Direct Operating Expenses. Direct operating expenses were $31.4 million for each of the three-month periods ended June 30, 2007 and 2006. Excluding the 2006 direct operating expenses incurred by our radio stations in the Tucson and Dallas markets that we sold in 2006, direct operating expenses would have increased by $0.7 million. Direct operating expenses from our television segment increased $0.4 million. The increase was primarily attributable to an increase in utility and rent expense related to digital television broadcasting, an increase in wages and an increase in advertising costs, partially offset by lower sales expenses associated with the decrease in net revenue and a decrease in rating service expense. This increase was offset by a decrease of $0.4 million from our radio segment. The decrease was primarily attributable to a decrease in direct operating expenses of $0.7 million from our Tucson and Dallas radio stations that we sold, partially offset by an increase in wages. Direct operating expenses in our outdoor segment remained the same for both periods. As a percentage of net revenue, direct operating expenses increased to 41% for the three-month period ended June 30, 2007 from 40% for the three-month period ended June 30, 2006. Direct operating expenses as a percentage of net revenue increased because net revenue decreased while direct operating expenses remained the same.

Direct operating expenses increased to $61.8 million for the six-month period ended June 30, 2007 from $60.0 million for the six-month period ended June 30, 2006, an increase of $1.8 million. Excluding the 2006 direct operating expenses incurred by our radio stations in the Tucson and Dallas markets that we sold in 2006, direct operating expenses would have increased by $3.2 million. Of the overall increase, $1.7 million came from our television segment. The increase was primarily attributable to an increase in utility and rent expense related to digital television broadcasting and an increase in wages, partially offset by a decrease in rating service expense. Additionally, $0.3 million of the overall increase came from our outdoor segment. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and higher lease rents for our billboard locations. The overall increase was partially offset by a decrease of $0.2 million from our radio segment. The decrease was primarily attributable to a decrease in direct operating expenses of $1.4 million from our Tucson and Dallas radio stations that we sold, partially offset by an increase in commissions and other sales-related expenses and an increase in wages. As a percentage of net revenue, direct operating expenses increased to 44% for the six-month period ended June 30, 2007 from 43% for the six-month period ended June 30, 2006. Direct operating expenses as a percentage of net revenue increased because the net revenue increase was outpaced by the increase in direct operating expenses.

We currently anticipate that our direct operating expenses will increase during the third quarter of 2007. Despite the fact that direct operating expenses as a percentage of net revenue increased in the three-month and six-month periods ended June 30, 2007, on a long-term basis, we expect that net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will remain constant or decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13.4 million for the three-month period ended June 30, 2007 from $12.7 million for the three-month period ended June 30, 2006, an increase of $0.7 million. Excluding the 2006 selling, general and administrative expenses incurred by our radio stations in the Tucson and Dallas markets that we sold in 2006, selling, general and administrative expenses would have increased by $1.3 million. Of the overall increase, $0.3 million of the overall increase came from our television segment, primarily attributable to an increase in non-cash stock-based compensation. Additionally, $0.2 million came from our radio segment. The increase was primarily attributable to expenses associated with our annual Los Angeles promotional event, which event we moved from the third quarter to the second quarter in 2007, partially offset by a decrease in selling, general and administrative expenses of $0.6 million from our Tucson and Dallas radio stations that we sold. The remaining increase of $0.2 million came from our outdoor segment. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa. As a percentage of net revenue, selling, general and administrative expenses increased to 18% for the three-month period ended June 30, 2007 from 16% for the three-month period ended June 30, 2006. Selling, general and administrative expenses as a percentage of net revenue increased because selling, general and administrative expenses increased while net revenue decreased.

Selling, general and administrative expenses increased to $25.7 million for the six-month period ended June 30, 2007 from $25.5 million for the six-month period ended June 30, 2006, an increase of $0.2 million. Excluding the 2006 selling, general and administrative expenses incurred by our radio stations in the Tucson and Dallas markets that we sold in 2006, selling, general and administrative expenses would have increased by $1.3 million. Of the overall increase, $0.6 million came from our outdoor segment. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa. The overall increase was partially offset by a decrease of $0.3 million from our television segment. The decrease was primarily attributable to a decrease in non-cash stock-based compensation. Additionally, the overall increase was partially offset by a decrease of $0.1 million from our radio segment. The decrease was primarily attributable to a decrease in selling, general and administrative expenses of $1.1 million from our Tucson and Dallas radio stations that we sold, partially offset by increased expenses associated with our annual Los Angeles promotional event, which event we moved from the third quarter to the second quarter in 2007. As a percentage of net revenue, selling, general and administrative expenses remained the same at 18% for each of the six-month periods ended June 30, 2007 and 2006.

Despite the fact that selling, general and administrative expenses as a percentage of net revenue increased in the three-month and six-month periods ended June 30, 2007, on a long-term basis, we expect that net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will remain constant or decrease in future periods.

Corporate Expenses. Corporate expenses increased to $4.7 million for the three-month period ended June 30, 2007 from $4.4 million for the three-month period ended June 30, 2006, an increase of $0.3 million. The increase was primarily attributable to increased non-cash stock-based compensation of $0.2 million. The remaining increase of $0.1 million was primarily attributable to increased professional fees. As a percentage of net revenue, corporate expenses remained the same at 6% for each of the three-month periods ended June 30, 2007 and 2006.

Corporate expenses increased to $9.7 million for the six-month period ended June 30, 2007 from $9.3 million for the six-month period ended June 30, 2006, an increase of $0.4 million. The increase was primarily attributable to increased non-cash stock-based compensation of $0.2 million. The remaining increase of $0.2 million was primarily attributable to higher wages and professional fees. As a percentage of net revenue, corporate expenses remained the same at 7% for each of the six-month periods ended June 30, 2007 and 2006.

We currently anticipate that our corporate expenses will increase during the third quarter of 2007. On a long-term basis, we expect that net revenue increases will outpace corporate expense increases such that corporate expenses as a percentage of net revenue will continue to remain constant or decrease in future periods.

Gain (Loss) on Sale of Assets. The gain (loss) on sale of assets for the three- and six-month periods ended June 30, 2006 was primarily due to the sale of the assets of our radio stations in the San Francisco/San Jose, California market.

Depreciation and Amortization. Depreciation and amortization increased to $11.4 million for the three-month period ended June 30, 2007 from $11.2 million for the three-month period ended June 30, 2006, an increase of $0.2 million. The increase was primarily due to an increase in the depreciation of television digital equipment, partially offset by a decrease in depreciation and amortization due to the sale of the radio assets in the Tucson and Dallas markets.

Depreciation and amortization increased to $22.9 million for the six-month period ended June 30, 2007 from $22.2 million for the six-month period ended June 30, 2006, an increase of $0.7 million. The increase was primarily due to an increase in the depreciation of television digital equipment, partially offset by a decrease in depreciation and amortization due to the sale of the radio assets in the Tucson and Dallas markets.

Impairment Charge. The impairment charge of $189.7 million for the three- and six-month periods ended June 30, 2006 was a result of a $156.2 million impairment of goodwill in our radio segment and a $33.5 million impairment of our radio FCC licenses.

Operating Income (loss). As a result of the above factors, operating income was $15.1 million for the three-month period ended June 30, 2007, compared to an operating loss of $171.7 million for the three-month period ended June 30, 2006. As a result of the above factors, operating income was $19.8 million for the six-month period ended June 30, 2007, compared to an operating loss of $149.9 million for the six-month period ended June 30, 2006.

Interest Expense. Interest expense decreased to $1.8 million for the three-month period ended June 30, 2007 from $4.3 million for the three-month period ended June 30, 2006, a decrease of $2.5 million. The decrease was attributable to the increase in the fair value of our interest rate swap agreements.

Interest expense increased to $12.9 million for the six-month period ended June 30, 2007 from $6.8 million for the six-month period ended June 30, 2006, an increase of $6.1 million. The increase was attributable to the change in the fair value of our interest rate swap agreements.

Income Tax Expense. Our expected annual tax rate is approximately 41% of pre-tax income or loss, adjusted for permanent tax differences. The tax benefit for the three-month period ended June 30, 2007 was less than the annual effective tax rate because of state income and capital taxes. We currently have net operating loss carryforwards of approximately $77 million available to offset future taxable income through the year 2025 that we expect will be utilized prior to their expiration.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $40.3 million for the three-month period ended June 30, 2007 from $43.3 million for the three-month period ended June 30, 2006, a decrease of $3.0 million. The overall decrease was primarily attributable to a decrease in national advertising sales, primarily due to a decrease in advertising rates on a comparative basis. For the three-month period ended June 30, 2006, we had strong non-recurring revenue from major events, such as World Cup and political activity.

Net revenue in our television segment decreased to $77.1 million for the six-month period ended June 30, 2007 from $77.4 million for the six-month period ended June 30, 2006, a decrease of $0.3 million. The overall decrease was primarily attributable to a decrease in national advertising sales, primarily due to a decrease in advertising rates on a comparative basis. For the six-month period ended June 30, 2006, we had strong revenue from major non-recurring events, such as World Cup and political activity.

We currently anticipate that the general demand for our inventory will increase in future periods. However, we would need to overcome strong 2006 revenue from major non-recurring events, such as World Cup and political activity, if we are to match the rate of revenue increase we experienced in 2006. We can not give any assurance that sustaining such rate of increased revenue growth in 2007 is achievable.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $16.1 million for the three-month period ended June 30, 2007 from $15.7 million for the three-month period ended June 30, 2006, an increase of $0.4 million. The increase was primarily attributable to an increase in utility and rent expense related to digital television broadcasting, an increase in wages and an increase in advertising costs, partially offset by lower sales expenses associated with the decrease in net revenue and a decrease in rating service expense.

Direct operating expenses in our television segment increased to $31.7 million for the six-month period ended June 30, 2007 from $30.0 million for the six-month period ended June 30, 2006, an increase of $1.7 million. The increase was primarily attributable to an increase in utility and rent expense related to digital television broadcasting and an increase in wages, partially offset by a decrease in rating service expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.5 million for the three-month period ended June 30, 2007 from $5.3 million for the three-month period ended June 30, 2006, an increase of $0.2 million. The increase was primarily attributable to an increase in non-cash stock-based compensation.

Selling, general and administrative expenses in our television segment decreased to $11.4 million for the six-month period ended June 30, 2007 from $11.7 million for the six-month period ended June 30, 2006, a decrease of $0.3 million. The decrease was primarily attributable to a decrease in non-cash stock-based compensation in the first quarter of 2007.

Radio

Net Revenue. Net revenue in our radio segment was $26.2 million for each of the three-month periods ended June 30, 2007 and 2006. Excluding the 2006 net revenue contributed by our radio stations in the Tucson and Dallas markets that we sold in 2006, net revenue would have increased by $2.2 million. This was the result of an increase in net revenue, primarily attributable to revenue generated from our annual Los Angeles promotional event, which event we moved from the third quarter to the second quarter in 2007 and an increase in local advertising sales despite difficult World Cup comparisons, offset by a decrease in net revenue of $2.2 million from our Tucson and Dallas radio stations that we sold.

Net revenue in our radio segment increased to $46.4 million for the six-month period ended June 30, 2007 from $45.4 million for the six-month period ended June 30, 2006, an increase of $1.0 million. Excluding the 2006 net revenue contributed by our radio stations in the Tucson and Dallas markets that we sold in 2006, net revenue would have increased by $4.6 million. The increase was primarily attributable to revenue generated from our annual Los Angeles promotional event, which event we moved from the third quarter to the second quarter in 2007 and an increase in local advertising sales despite difficult World Cup comparisons, partially offset by a decrease in net revenue of $3.6 million from our Tucson and Dallas radio stations that we sold.

There has been a general slowing of growth in the radio industry over recent quarters, and we expect that this will continue. However, we believe that we will continue to outperform the general radio industry in future periods.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $8.9 million for the three-month period ended June 30, 2007 from $9.3 million for the three-month period ended June 30, 2006, a decrease of $0.4 million. Excluding the 2006 direct operating expenses incurred by our radio stations in the Tucson and Dallas markets that we sold in 2006, direct operating expenses would have increased by $0.3 million. The decrease was primarily attributable to a decrease in direct operating expenses of $0.7 million from our Tucson and Dallas radio stations that we sold, partially offset by an increase in wages.

Direct operating expenses in our radio segment decreased to $17.5 million for the six-month period ended June 30, 2007 from $17.7 million for the six-month period ended June 30, 2006, a decrease of $0.2 million. Excluding the 2006 direct operating expenses incurred by our radio stations in the Tucson and Dallas markets that we sold in 2006, direct operating expenses would have increased by $1.2 million. The decrease was primarily attributable to a decrease in direct operating expenses of $1.4 million from our Tucson and Dallas radio stations that we sold, partially offset by an increase in commissions and other sales-related expenses and an increase in wages.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $6.3 million for the three-month period ended June 30, 2007 from $6.0 million for the three-month period ended June 30, 2006, an increase of $0.3 million. Excluding the 2006 selling, general and administrative expenses incurred by our radio stations in the Tucson and Dallas markets that we sold in 2006, selling, general and administrative expenses would have increased by $0.8 million. The increase was primarily attributable to an increase in expenses associated with our annual Los Angeles promotional event, which event we moved from the third quarter to the second quarter in 2007, partially offset by a decrease in selling, general and administrative expenses of $0.5 million from our Tucson and Dallas radio stations that we sold.

Selling, general and administrative expenses in our radio segment decreased to $11.2 million for the six-month period ended June 30, 2007 from $11.3 million for the six-month period ended June 30, 2006, a decrease of $0.1 million. Excluding the 2006 selling, general and administrative expenses incurred by our radio stations in the Tucson and Dallas markets that we sold in 2006, selling, general and administrative expenses would have increased by $1.0 million. The decrease was primarily attributable to a decrease in selling, general and administrative expenses of $1.1 million from our Tucson and Dallas radio stations that we sold, partially offset by an increase in expenses associated with our annual Los Angeles promotional event, which event we moved from the third quarter to the second quarter in 2007.

Outdoor

Net Revenue. Net revenue in our outdoor segment decreased to $9.5 million for the three-month period ended June 30, 2007 from $9.7 million for the three-month period ended June 30, 2006, a decrease of $0.2 million. The decrease was primarily attributable to a decrease in national advertising sales, partially offset by an increase in local advertising sales.

Net revenue in our outdoor segment was $16.5 million for each of the six-month periods ended June 30, 2007 and 2006. We experienced an increase in local advertising sales, offset by a decrease in national advertising sales.

Direct Operating Expenses. Direct operating expenses in our outdoor segment was $6.4 million for each of the three-month periods ended June 30, 2007 and 2006.

Direct operating expenses in our outdoor segment increased to $12.6 million for the six-month period ended June 30, 2007 from $12.3 million for the six-month period ended June 30, 2006, an increase of $0.3 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and higher lease rents for our billboard locations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment increased to $1.6 million for the three-month period ended June 30, 2007 from $1.4 million for the three-month period ended June 30, 2006, an increase of $0.2 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa.

Selling, general and administrative expenses in our outdoor segment increased to $3.2 million for the six-month period ended June 30, 2007 from $2.6 million for the six-month period ended June 30, 2006, an increase of $0.6 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa.

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

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.86% at June 30, 2007. As of June 30, 2007, $492.5 million of our term loan was outstanding. See also the section entitled “Derivative Instruments” below.

Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of June 30, 2007, we had approximately $2 million in outstanding letters of credit and $148 million was available under our revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

Derivative Instruments

As of June 30, 2007, we had three interest rate swap agreements with a $426 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010 and one interest rate swap agreement with a $66.5 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes the margin of 1.50%. As the notional amount of the three interest rate swap agreements declines, the notional amount of the one interest swap agreement will increase so that the notional amounts of all four interest rate swap agreements will equal the term loan amount. As of June 30, 2007, none of these interest rate swap agreements was designated for hedge accounting treatment under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and as a result, changes in their fair values are reflected currently in earnings.

At June 30, 2007, the fair value of the interest rate swap agreements was $8.9 million and is classified as other assets on our balance sheet.

We recognized a reduction of $6.1 million and $3.6 million in interest expense related to the increase in fair value of the interest rate swap agreements for the three-month periods ended June 30, 2007 and 2006, respectively. We recognized a reduction of $2.8 million and $9.0 million in interest expense related to the increase in fair value of the interest rate swap agreements for the six-month periods ended June 30, 2007 and 2006, respectively.

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

For the six-month period ended June 30, 2007, we repurchased 0.4 million shares of Class A common stock for approximately $2.8 million. We have repurchased 1.5 million shares of Class A common stock for approximately $11.6 million since the inception of our stock repurchase plan on November 1, 2006.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $44.3 million for the six-month period ended June 30, 2007 from $46.0 million for the six-month period ended June 30, 2006, a decrease of $1.7 million, or 4%. Consolidated adjusted EBITDA decreased as the net revenue increase was outpaced by the increase in direct operating, selling, general and administrative and corporate expenses. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 32% for the six-month period ended June 30, 2007 from 33% for the six-month period ended June 30, 2006.

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

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.25 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of June 30): 2007, 4.8 to 1; 2006 5.0 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our new syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

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

Cash Flow

Net cash flow provided by operating activities increased to $24.0 million for the six-month period ended June 30, 2007 from $19.5 million for the six-month period ended June 30, 2006. Cash flow increased primarily due to improvements in working capital, largely from the timing of accounts payable, accrued expenses and other liabilities. We expect to continue to have positive cash flow from operating activities for the reminder of 2007.

Net cash flow used in investing activities was $10.6 million for the six-month period ended June 30, 2007, compared to $16.1 million for the six-month period ended June 30, 2006. During the six-month period ended June 30, 2007, we spent $10.6 million on net capital expenditures, including the purchase of a full power television construction permit in Colorado Springs, Colorado. During the six-month period ended June 30, 2006 we spent $17.4 million on net capital expenditures, acquisition of intangibles and deposits on acquisitions and collected $1.3 million on a note receivable.

Net cash flow provided by financing activities was $2.0 million for the six-month period ended June 30, 2007, compared to net cash flow used in financing activities of $48.8 million for the six-month period ended June 30, 2006. During the six-month period ended June 30, 2007, we received net proceeds of $5.5 million from the exercise of stock options and from the sale of shares issued under our 2001 Employee Stock Purchase Plan. We repurchased 0.4 million shares of our Class A common stock for $2.8 million and we may continue to repurchase our Class A common stock from time to time in future periods in open market transactions at prevailing market prices, block trades or private repurchases. We also made debt payments of $1.1 million. During the six-month period ended June 30, 2006, we paid $51.1 million to repurchase 7 million shares of our Class U common stock, made net debt payments of $11.6 million, borrowed $11.0 million from our Syndicated Bank Credit Facility and received net proceeds of $2.8 million from the exercise of stock options and from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

We anticipate that our maintenance capital expenditures will be approximately $11 million for the full-year 2007. In addition to our maintenance capital expenditures, we anticipate that our digital capital expenditures will be approximately $5 million for the full-year 2007. We anticipate paying for these capital expenditures by using net cash flow from operations and cash on hand.

As part of the transition from analog to digital television service, full-service television station owners are required, as a result of legislation that went into effect in early 2006, to discontinue broadcasting analog signals and to relinquish one of their paired analog-digital channels to the FCC on February 17, 2009. We currently expect the cost to complete construction of digital television facilities for our remaining full-service television stations, for which we have sought extensions of time from the FCC to complete, will be approximately $4.2 million, a portion of which is included in the $5 million of digital capital expenditures described above. In addition, we have elected to continue to broadcast separate digital and analog signals throughout this transition period. We currently anticipate that the incremental costs of broadcasting in digital and analog, including additional rent and higher electricity expense, will be approximately $0.8 million in 2007. We intend to finance the conversion to digital television by using net cash flow from operations and cash on hand.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.86% at June 30, 2007. As of June 30, 2007, $492.5 million of our term loan was outstanding. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of June 30, 2007, we had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of June 30, 2007, we had three interest rate swap agreements with a $426 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010 and one interest rate swap agreement with a $66.5 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes the margin of 1.50%. As the notional amount of the three interest rate swap agreements declines, the notional amount of the one interest swap agreement will increase so that the notional amounts of all four interest rate swap agreements will equal the term loan amount. As of June 30, 2007, none of these interest rate swap agreements was designated for hedge accounting treatment under SFAS 133, and as a result, changes in their fair values are reflected currently in earnings.

At June 30, 2007, the fair value of the interest rate swap agreements was $8.9 million and is classified as other assets on our balance sheet.

We recognized a reduction of $6.1 million and $3.6 million in interest expense related to the increase in fair value of the interest rate swap agreements for the three-month periods ended June 30, 2007 and 2006, respectively. We recognized a reduction of $2.8 million and $9.0 million in interest expense related to the increase in fair value of the interest rate swap agreements for the six-month periods ended June 30, 2007 and 2006, respectively.

We have converted our variable rate term loan into a fixed rate obligation at June 30, 2007. We expect that the aggregate notional amount of our interest rate swap agreements will equal our loan amount outstanding. Since we have converted our variable rate term loan into a fixed rate obligation through October 1, 2010, an increase in the variable interest rate of our bank credit facility would not currently affect interest expense payments. If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.

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

We did not make any repurchases during the three-month period ended June 30, 2007. For the six-month period ended June 30, 2007, we repurchased approximately 0.4 million shares of Class A common stock for an aggregate purchase price of approximately $2.8 million or an average price of $7.79 per share, all of which repurchases were made pursuant to the publicly announced program, as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in thousands)
January 1, 2007 to January 31, 2007	330,678	$7.78	330,678	$88,701
February 1, 2007 to February 28, 2007	32,300	7.80	32,300	88,449

Quarter ended March 31, 2007	362,978	7.79	362,978	88,449

April 1, 2007 to June 30, 2007	—	—	—	88,449

Quarter ended June 30, 2007	362,978	$7.79	362,978	$88,449

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 31, 2007. At that meeting, our Class A and Class B stockholders:

1. Elected eight directors to serve until our 2008 annual meeting of stockholders or until his or her successor is duly elected and qualified:

Name	For	Withheld
Walter F. Ulloa	308,292,116	1,071,447
Philip C. Wilkinson	307,423,704	1,939,859
Paul A. Zevnik	307,593,791	1,769,772
Darryl B. Thompson	309,023,764	339,799
Esteban E. Torres	309,085,264	278,299
Jesse Casso, Jr.	309,085,714	277,849
Gilbert R. Vasquez	309,075,070	288,493

2. Ratified the appointment of PricewaterhouseCoopers LLP, as our independent auditor for the fiscal year ending December 31, 2007:

Votes For	309,172,921
Votes Against	180,774
Abstentions	9,868
Broker Non-Votes	0

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

Date: August 8, 2007

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