Form 10-Q
period 2007-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2007-11-06
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 2, 2007, there were 59,657,095 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,887,433 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 17,152,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2007

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

•	risks related to our history of operating losses, our substantial indebtedness or our ability to raise capital;

•	risks related to our significant amount of goodwill and other intangible assets;

•	provisions of the agreements governing our debt instruments that may restrict the operation of our business;

•	cancellations or reductions of advertising, whether due to a general economic downturn or otherwise;

•	our relationship with Univision Communications Inc.;

•	the overall success of our acquisition strategy, which includes developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally; and

•	industry-wide market factors and regulatory and other developments affecting our operations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors” beginning on page 27 of our Annual Report on Form 10-K for the year ended December 31, 2006.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$103,678	$118,525
Trade receivables (including related parties of $0 and $4), net of allowance for doubtful accounts of $5,556 and $4,848	68,601	61,036
Deferred income taxes	6,735	6,735
Prepaid expenses and other current assets (including related parties of $274 and $274)	10,859	6,909

Total current assets	189,873	193,205
Property and equipment, net	138,080	145,975
Intangible assets subject to amortization, net (included related parties of $33,061 and $34,802)	76,480	90,172
Intangible assets not subject to amortization	748,677	746,048
Goodwill	229,210	229,210
Other assets	13,896	14,054

Total assets	$1,396,216	$1,418,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$6,085	$3,697
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $4,087 and $3,690)	36,406	33,770

Total current liabilities	42,609	37,585
Long-term debt, less current maturities (including related parties of $3,000 and $4,000)	489,263	494,073
Other long-term liabilities	13,071	4,522
Deferred income taxes	131,419	130,765

Total liabilities	676,362	666,945

Commitments and contingencies (note 4)
Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2007 59,541,921; 2006 60,292,948	8	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2007 23,087,433; 2006 26,548,033	3	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2007 and 2006 17,152,729	2	2
Additional paid-in capital	1,006,899	1,042,698
Accumulated deficit	(287,057)	(290,991)

	719,855	751,719
Treasury stock, Class A common stock, $0.0001 par value, 2007 6,318,726; 2006 1,180,887 shares	(1)	—

Total stockholders’ equity	719,854	751,719

Total liabilities and stockholders’ equity	$1,396,216	$1,418,664

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2007	2006	2007	2006
Net revenue (including related parties of $150, $150, $450 and $450)	$74,289	$78,309	$214,261	$217,517

Expenses:
Direct operating expenses (including related parties of $3,203, $3,299, $9,132 and $9,336) (including non-cash stock-based compensation of $105, $60, $356 and $179)	31,878	31,921	93,722	91,964
Selling, general and administrative expenses (including non-cash stock-based compensation of $135, $111, $535 and $770)	12,326	13,805	38,070	39,306
Corporate expenses (including non-cash stock-based compensation of $397, $290, $1,415 and $1,146)	4,033	4,617	13,751	13,911
Gain on sale of assets	—	(1,408)	—	(19,060)
Depreciation and amortization (includes direct operating of $10,233, $10,224, $30,641 and $29,934; selling, general and administrative of $1,078, $966, $3,148 and $3,068; and corporate of $219, $215, $648 and $623) (including related parties of $580, $580, $1,740 and $1,740)	11,530	11,406	34,437	33,624
Impairment charge	—	—	—	189,661

	59,767	60,341	179,980	349,406

Operating income (loss)	14,522	17,968	34,281	(131,889)
Interest expense (including related parties of $58, $73, $199 and $243)	(18,304)	(14,393)	(31,221)	(21,230)
Interest income	1,325	61	3,891	818

Income (loss) before income taxes	(2,457)	3,636	6,951	(152,301)
Income tax (expense) benefit	835	(3,837)	(3,422)	(3,666)

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(1,622)	(201)	3,529	(155,967)
Equity in net income (loss) of nonconsolidated affiliate (including non-cash stock-based compensation of $0, $(1), $3 and $88)	245	93	405	(20)

Net income (loss) applicable to common stockholders	$(1,377)	$(108)	$3,934	$(155,987)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$(0.01)	$(0.00)	$0.04	$(1.46)

Weighted average common shares outstanding, basic	102,516,344	105,069,157	103,512,026	106,534,521

Weighted average common shares outstanding, diluted	102,516,344	105,069,157	104,206,434	106,534,521

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,934	$(155,987)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,437	33,624
Impairment charge	—	189,661
Deferred income taxes	1,737	43
Amortization of debt issue costs	303	300
Amortization of syndication contracts	1,078	71
Payments on syndication contracts	(979)	(66)
Equity in net (income) loss of nonconsolidated affiliate	(405)	20
Non-cash stock-based compensation	2,306	2,095
Gain on sale of media properties and other assets	(201)	(19,060)
Change in fair value of interest rate swap agreements	7,467	(2,672)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(7,490)	(7,493)
Increase in prepaid expenses and other assets	(1,357)	(346)
Decrease in accounts payable, accrued expenses and other liabilities	(444)	(2,820)

Net cash provided by operating activities	40,386	37,370

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	242	4,763
Purchases of property and equipment and intangibles	(14,975)	(35,966)
Deposits on acquisitions	—	106
Proceeds from collection of note receivable	—	1,288

Net cash used in investing activities	(14,733)	(29,809)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,792	3,257
Payments on long-term debt	(2,420)	(18,969)
Repurchase of Class U common stock	—	(52,514)
Proceeds from borrowings on long-term debt	—	16,000
Excess tax benefits from exercise of stock options	573	109
Repurchase of Class A common stock	(45,445)	—

Net cash used in financing activities	(40,500)	(52,117)

Net decrease in cash and cash equivalents	(14,847)	(44,556)
Cash and cash equivalents:
Beginning	118,525	65,610

Ending	$103,678	$21,054

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$23,455	$23,686

Income taxes	$1,112	$3,514

Supplemental disclosures of non-cash investing and financing activities:
Sale of San Francisco/San Jose radio station assets in exchange for Class U common stock	$—	$90,000
Exchange of television assets in the McAllen, Texas market	$—	$1,543

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2007

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended September 30, 2007 and 2006, the amount paid by the Company to Univision in this capacity was $2.6 million and $2.8 million, respectively. During the nine-month periods ended September 30, 2007 and 2006, the amount paid by the Company to Univision in this capacity was $7.6 million and $7.8 million, respectively.

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

Stock Options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of stock options granted is the mid-point of the contractual life and the vesting periods of the stock options. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used in the Black-Scholes option pricing model have been consistently applied for the three- and nine-month periods ended September 30, 2007 and 2006.

Stock-based compensation expense related to the Company’s employee stock option plans was $23 thousand and $0.3 million for the three-month periods ended September 30, 2007 and 2006, respectively. Stock-based compensation expense related to the Company’s employee stock option plans was $0.6 million and $1.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there was approximately $0.1 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 0.3 years.

Restricted Stock and Restricted Stock Units

Stock-based compensation expense related to restricted stock and restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $0.6 million and $0.1 million for the three-month periods ended September 30, 2007 and 2006, respectively. Stock-based compensation expense related to grants of restricted stock and restricted stock units was $1.5 million and $0.1 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

The following is a summary of nonvested restricted stock and restricted stock units granted: (unaudited; in thousands, except per share data):

	Nine-Month Period Ended September 30, 2007
	Number Granted	Weighted- Average Fair Value
Restricted stock and restricted stock units	628	$9.04

As of September 30, 2007, there was approximately $4.3 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 2.5 years.

Income (loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by Statement for Financial Accounting Standards No. 128 “Earnings Per Share” (unaudited; in thousands, except share and per share data):

	Nine-Month Period Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share
Basic earnings per share:
Net income applicable to common stockholders	$3,934	103,512,026	$0.04

Dilutive securities
Stock options, restricted stock and restricted stock units and employee stock purchase plan	—	694,408

Diluted earnings per share:
Net income applicable to common stockholders	$3,934	104,206,434	$0.04

Basic income (loss) per share is computed as net income (loss) applicable to common stockholders divided by weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, the employee stock purchase plan and restricted stock and restricted stock units.

For the three-month periods ended September 30, 2007 and 2006, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. For the three-month period ended September 30, 2007, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive was 707,678 equivalent shares dilutive securities. For the three-month period ended September 30, 2006, the securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive was 39,144 equivalent shares dilutive securities.

For the nine-month period ended September 30, 2007, a total of 9,027,328 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the nine-month period ended September 30, 2006, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive was 70,097 equivalent shares of dilutive securities.

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

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.73% at September 30, 2007. As of September 30, 2007, $491.3 million of the term loan was outstanding.

The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on leverage covenants. As of September 30, 2007, the Company had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage.

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

Derivative Instruments

As of September 30, 2007, the Company had three interest rate swap agreements with a $412 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $79.3 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes the margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes the margin of 1.50%. As the notional amount of the three interest rate swap agreements declines, the notional amount of the one interest swap agreement will increase so that the notional amounts of all four interest rate swap agreements will equal the term loan amount. As of September 30, 2007, these interest rate swap agreements were not designated for hedge accounting treatment under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and as a result, changes in their fair values are reflected currently in earnings.

As of September 30, 2007, the fair value of the interest rate swap agreements was a liability of $1.4 million and is classified as other liabilities on the balance sheet.

The Company recognized an increase of $10.3 million and $6.3 million in interest expense related to the decrease in fair value of the interest rate swap agreements for the three-month periods ended September 30, 2007 and 2006, respectively. The Company recognized an increase of $7.5 million in interest expense related to the decrease in fair value of the interest rate swap agreements for the nine-month period ended September 30, 2007. The Company recognized a reduction of $2.7 million in interest expense related to the increase in fair value of the interest rate swap agreements for the nine-month period ended September 30, 2006.

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

At the adoption date of January 1, 2007, the Company had $7.4 million of gross unrecognized tax benefits for uncertain tax positions, of which $1.5 million would reduce the Company’s effective tax rate if recognized. Approximately $5.5 million of the gross unrecognized tax benefits for uncertain tax positions relate to timing differences and would not affect the Company’s effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of September 30, 2007 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. At the adoption date of January 1, 2007, the Company had $0.3 million of accrued interest and penalties related to uncertain tax positions. The corresponding amounts at September 30, 2007 were not materially different from the amounts at the date of adoption.

The Company is subject to taxation in the United States, various states and Mexico. The Company remains subject to examination in major taxing jurisdictions for the 2002 to 2006 tax years.

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

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and (gain) loss on sale of assets. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2007 and 2006. The Company evaluates the performance of its operating segments based on the following (unaudited; in thousands):

	Three-Month Period Ended September 30,			Nine-Month Period Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Net Revenue
Television	$39,917	$40,801	(2)%	$116,995	$118,175	(1)%
Radio	24,184	27,506	(12)%	70,537	72,873	(3)%
Outdoor	10,188	10,002	2%	26,729	26,469	1%

Consolidated	74,289	78,309	(5)%	214,261	217,517	(1)%

Direct operating expenses
Television	16,348	15,769	4%	48,038	45,764	5%
Radio	8,856	9,569	(7)%	26,391	27,280	(3)%
Outdoor	6,674	6,583	1%	19,293	18,920	2%

Consolidated	31,878	31,921	(0)%	93,722	91,964	2%

Selling, general and administrative expenses
Television	5,755	6,205	(7)%	17,164	17,880	(4)%
Radio	4,979	6,177	(19)%	16,163	17,430	(7)%
Outdoor	1,592	1,423	12%	4,743	3,996	19%

Consolidated	12,326	13,805	(11)%	38,070	39,306	(3)%

Depreciation and amortization
Television	4,416	3,886	14%	12,894	11,293	14%
Radio	1,254	1,533	(18)%	4,099	5,212	(21)%
Outdoor	5,860	5,987	(2)%	17,444	17,119	2%

Consolidated	11,530	11,406	1%	34,437	33,624	2%

Segment operating profit
Television	13,398	14,941	(10)%	38,899	43,238	(10)%
Radio	9,095	10,227	(11)%	23,884	22,951	4%
Outdoor	(3,938)	(3,991)	(1)%	(14,751)	(13,566)	9%

Consolidated	18,555	21,177	(12)%	48,032	52,623	(9)%
Corporate expenses	4,033	4,617	(13)%	13,751	13,911	(1)%
Gain on sale of assets	—	(1,408)	*	—	(19,060)	*
Impairment charge	—	—	*	—	189,661	*

Operating income (loss)	14,522	17,968	(19)%	34,281	(131,889)	*

Interest expense	(18,304)	(14,393)	27%	(31,221)	(21,230)	47%
Interest income	1,325	61	*	3,891	818	376%

Income (loss) before income taxes	$(2,457)	$3,636	*	$6,951	$(152,301)	*

Capital expenditures
Television	$3,075	$5,773		$9,003	$14,834
Radio	933	757		2,434	2,502
Outdoor	264	331		1,485	1,617

Consolidated	$4,272	$6,861		$12,922	$18,953

Total assets
Television	$522,514	$467,593
Radio	714,173	718,248
Outdoor	159,529	181,865
Assets held for sale (Radio)	—	81,208

Consolidated	$1,396,216	$1,448,914

*	Percentage not meaningful.

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

Overview

We are a diversified Spanish-language media company with a unique portfolio of television, radio and outdoor advertising assets, reaching approximately 70% of all Hispanics in the United States. We operate in three reportable segments: television broadcasting, radio broadcasting and outdoor advertising. Our net revenue for the three-month period ended September 30, 2007 was $74.3 million. Of that amount, revenue generated by our television segment accounted for 54%, revenue generated by our radio segment accounted for 32% and revenue generated by our outdoor segment accounted for 14%.

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

Highlights

During the third quarter 2007, we faced difficult comparisons due to the absence of certain major events, such as World Cup and political activity that occurred in the third quarter of 2006. In addition, we were confronted with a weak advertising environment, particularly in radio. Nevertheless, we continued to build our audience shares, drive operating efficiencies and control costs.

Our television segment generated $39.9 million in net revenue in the third quarter of 2007. We sustained solid ratings across this segment, and advertising rates continued to be solid. Our television results were driven by continued growth in our top advertising categories, including telecommunications and retail. We continued to enjoy significant revenue growth from our television stations located in markets with rapidly growing Hispanic populations, such as Midland-Odessa and San Angelo, each of which experienced greater than 15% net revenue growth in the third quarter of 2007. Notwithstanding the net revenue growth of these particular stations, net revenue for our television segment as a whole decreased by $0.9 million or 2% for the third quarter of 2007 from $40.8 million for the third quarter of 2006. This decrease in net revenue was primarily due to a decrease in national advertising sales, primarily as a result of difficult revenue comparisons due to significant non-recurring events that occurred during the third quarter of 2006, such as World Cup and political activity.

Our radio segment contributed $24.2 million in net revenue in the third quarter of 2007 as we concentrated our efforts on local sales, which accounted for 76% of total radio segment sales in the third quarter of 2007. Our radio results were driven by continued growth in our top advertising categories, including travel and leisure, beverages and telecommunications. Our radio results were partly due to revenue growth from our radio stations where we added our third network format, “José: Toca lo Que Quiere” (“plays what he wants”), which features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, as well as our stations that began broadcasting the “Piolin por la Mañana,” syndicated morning show, one of the highest-rated Spanish-language radio programs in the country, and have seen solid ratings growth in all of these markets. Notwithstanding the net revenue growth of these particular stations, net revenue for our radio segment as a whole decreased by $3.3 million or 12% for the third quarter of 2007 from $27.5 million for the third quarter of 2006. The decrease in net revenue would have been lower but for the loss of net revenue from our radio stations serving the Tucson and Dallas markets, which we sold in the third quarter and fourth quarter of 2006, respectively. The decrease in net revenue was also partly due to difficult comparisons from third quarter 2006, where we benefited from World Cup advertising revenue and revenue from Reventón, our annual Los Angeles promotional event which we moved from the third quarter to the second quarter in 2007.

Our outdoor segment contributed $10.2 million of our net revenue in the third quarter of 2007, and benefited from overall demand for outdoor advertising in New York. Our outdoor segment enjoyed an increase in local advertising sales in the third quarter of 2007. We have made a concentrated effort to strengthen the staffing and training of our local sales force, and we anticipate that the focus on local sales will continue for the remainder of 2007. In August 2007, our agreement with the City of Fresno, California expired, and as a result, we no longer sell advertising on municipal buses in the Fresno, California market. In November 2007, we entered into a three-year agreement with Dallas Area Rapid Transit, or “DART,” pursuant to which we have the exclusive right to sell advertising on municipal buses in the Dallas, Texas market. We believe that our agreement with DART will result in more advertising faces and higher revenue than our agreement with the City of Fresno produced. We believe that expanding our transit advertising creates opportunities to provide broader advertising coverage for national advertisers.

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended September 30, 2007 and 2006, the amount we paid to Univision in this capacity was $2.6 million and $2.8 million, respectively. During the nine-month periods ended September 30, 2007 and 2006, the amount we paid to Univision in this capacity was $7.6 million and $7.8 million, respectively.

Stock-Based Compensation

Stock Options

Stock-based compensation expense related to our employee stock option plans was $23 thousand and $0.3 million for the three-month periods ended September 30, 2007 and 2006. Stock-based compensation expense related to our employee stock option plans was $0.6 million and $1.2 million for the nine-month periods ended September 30, 2007 and 2006.

As of September 30, 2007, there was approximately $0.1 million of total unrecognized compensation expense related to our employee stock option plans that is expected to be recognized over a weighted-average period of 0.3 years.

Restricted Stock and Restricted Stock Units

Stock-based compensation expense related to restricted stock and restricted stock units is based on the fair value of our stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $0.6 million and $0.1 million for the three-month periods ended September 30, 2007 and 2006, respectively. Stock-based compensation expense related to grants of restricted stock and restricted stock units was $1.5 million and $0.1 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there was approximately $4.3 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 2.5 years.

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

At the adoption date of January 1, 2007, we had $7.4 million of gross unrecognized tax benefits for uncertain tax positions, of which $1.5 million would affect our effective tax rate if recognized. Approximately $5.5 million of the gross unrecognized tax benefits for uncertain tax positions relate to timing differences and would not affect our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits as of September 30, 2007 will significantly increase or decrease within the next 12 months.

We recognize interest and penalties related to income tax matters as a component of income tax expense. At the adoption date of January 1, 2007, we had $0.3 million of accrued interest and penalties related to uncertain tax positions. The corresponding amounts at September 30, 2007, were not materially different from the amounts at the date of adoption.

We are subject to taxation in the United States, various states and Mexico. We remain subject to examination in major taxing jurisdictions for the 2002 to 2006 tax years.

Goodwill and Other Intangible Assets

At least annually, as of October 1, we test our goodwill and indefinite lived intangible assets for impairment. Whether or not there is an impairment may result from, among other things, an analysis of our performance; the proposed use or sale of our assets; market conditions; changes in applicable laws and regulations, including changes that affect the activities of or the products or services sold by our businesses; and other factors. The amount of any quantified impairment is required to be expensed as a charge to operations.

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

Three-and Nine-Month Periods Ended September 30, 2007 and 2006

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2007 and 2006 (unaudited; in thousands):

	Three-Month Period Ended September 30,		% Change	Nine-Month Period Ended September 30,		% Change
	2007	2006		2007	2006
Statements of Operations Data:
Net revenue	$74,289	$78,309	(5)%	$214,261	$217,517	(1)%

Direct operating expenses	31,878	31,921	(0)%	93,722	91,964	2%
Selling, general and administrative expenses	12,326	13,805	(11)%	38,070	39,306	(3)%
Corporate expenses	4,033	4,617	(13)%	13,751	13,911	(1)%
Gain on sale of assets	—	(1,408)	*	—	(19,060)	*
Depreciation and amortization	11,530	11,406	1%	34,437	33,624	2%
Impairment charge	—	—	*	—	189,661	*

	59,767	60,341	(1)%	179,980	349,406	(48)%

Operating income (loss)	14,522	17,968	(19)%	34,281	(131,889)	*
Interest expense	(18,304)	(14,393)	27%	(31,221)	(21,230)	47%
Interest income	1,325	61	*	3,891	818	376%

Income (loss) before income taxes	(2,457)	3,636	*	6,951	(152,301)	*
Income tax (expense) benefit	835	(3,837)	*	(3,422)	(3,666)	(7)%

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(1,622)	(201)	*	3,529	(155,967)	*
Equity in net income (loss) of nonconsolidated affiliate	245	93	163%	405	(20)	*

Net income (loss)	$(1,377)	$(108)	*	$3,934	$(155,987)	*

Other Data:
Capital asset and intangible expenditures	$4,351	$19,185		$14,975	$35,966
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				$71,123	$74,436
Net cash provided by operating activities				$40,386	$37,370
Net cash used in investing activities				$(14,733)	$(29,809)
Net cash used in financing activities				$(40,500)	$(52,117)

*	Percentage not meaningful.

(1)	Consolidated adjusted EBITDA means operating income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash stock-based compensation, non-cash impairment loss, loss (gain) on sale of assets and syndication programming amortization and does include syndication programming payments. The definition of operating income (loss), and thus consolidated adjusted EBITDA, excludes equity in net earnings (loss) of nonconsolidated affiliates.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.25 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of September 30): 2007, 4.9 to 1; 2006, 4.9 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our new syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (unaudited; in thousands):

	Nine-Month Period Ended September 30,
	2007	2006
Consolidated adjusted EBITDA (1)	$71,123	$74,436
Interest expense	(31,221)	(21,230)
Interest income	3,891	818
Income tax expense	(3,422)	(3,666)
Amortization of syndication contracts	(1,078)	(71)
Payments on syndication contracts	979	66
Gain on sale of assets	—	19,060
Non-cash stock-based compensation included in direct operating expenses	(356)	(179)
Non-cash stock-based compensation included in selling, general and administrative expenses	(535)	(771)
Non-cash stock-based compensation included in corporate expenses	(1,415)	(1,145)
Depreciation and amortization	(34,437)	(33,624)
Impairment charge	—	(189,661)

Net income (loss) before equity in net income (loss) of nonconsolidated affiliates	3,529	(155,967)
Equity in net income (loss) of nonconsolidated affiliates	405	(20)

Net income (loss)	3,934	(155,987)
Depreciation and amortization	34,437	33,624
Impairment charge	—	189,661
Deferred income taxes	1,737	43
Amortization of debt issue costs	303	300
Amortization of syndication contracts	1,078	71
Payments on syndication contracts	(979)	(66)
Equity in net (income) loss of nonconsolidated affiliate	(405)	20
Non-cash stock-based compensation	2,306	2,095
Gain on sale of media properties and other assets	(201)	(19,060)
Change in fair value of interest rate swap agreements	7,467	(2,672)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(7,490)	(7,493)
Increase in prepaid expenses and other assets	(1,357)	(346)
Decrease in accounts payable, accrued expenses and other liabilities	(444)	(2,820)

Cash flows from operating activities	$40,386	$37,370

Consolidated Operations

Net Revenue. Net revenue decreased to $74.3 million for the three-month period ended September 30, 2007 from $78.3 million for the three-month period ended September 30, 2006, a decrease of $4.0 million. Of the overall decrease, $3.3 million came from our radio segment. The decrease was primarily attributable to a decrease in net revenue from our Tucson and Dallas radio stations that we sold and a decrease in third quarter revenue of $1.3 million associated with moving our annual Los Angeles promotional event from the third quarter to the second quarter in 2007. Additionally, $0.9 million of the overall decrease was from our television segment and was primarily attributable to a decrease in national advertising sales, primarily due to a decrease in advertising rates on a comparative basis, as well as strong 2006 third quarter non-recurring revenue from major events, such as World Cup and political activity. The overall decrease was partially offset by an increase of $0.2 million from our outdoor segment. The increase from this segment was primarily attributable to an increase in local advertising sales, partially offset by a decrease in national advertising sales.

Net revenue decreased to $214.3 million for the nine-month period ended September 30, 2007 from $217.5 million for the nine-month period ended September 30, 2006, a decrease of $3.2 million. Of the overall decrease, $2.3 million came from our radio segment. The decrease was primarily attributable to a decrease in net revenue from our Tucson and Dallas radio stations that we sold, partially offset by an increase in local advertising sales. Additionally, $1.2 million of the overall decrease was from our television segment and was primarily attributable to a decrease in national advertising sales, primarily due to a decrease in advertising rates on a comparative basis, as well as strong 2006 non-recurring revenue from major events, such as World Cup and political activity. The overall decrease was partially offset by an increase of $0.3 million from our outdoor segment. The increase from this segment was primarily attributable to an increase in local advertising sales, partially offset by a decrease in national advertising sales.

We currently anticipate that net revenue will decrease by single digit percentages or be flat during the fourth quarter of 2007 as compared to the fourth quarter of 2006 due to a weak advertising environment, as well as difficult revenue comparisons from political activity that, except for a small amount, is non-recurring in the fourth quarter of 2007.

Direct Operating Expenses. Direct operating expenses were $31.9 million for each of the three-month periods ended September 30, 2007 and 2006. Direct operating expenses from our television segment increased $0.6 million. The increase was primarily attributable to an increase in wages and an increase in utility expense related to digital television, partially offset by lower sales expenses associated with the decrease in net revenue and a decrease in rating service expense. Additionally, direct operating expenses from our outdoor segment increased $0.1 million. The increase was primarily attributable to higher rent expense for our billboard locations. The overall increase was partially offset by a decrease of $0.7 million from our radio segment. The decrease was primarily attributable to a decrease in direct operating expenses from our Tucson and Dallas radio stations that we sold. As a percentage of net revenue, direct operating expenses increased to 43% for the three-month period ended September 30, 2007 from 41% for the three-month period ended September 30, 2006. Direct operating expenses as a percentage of net revenue increased because net revenue decreased while direct operating expenses remained the same.

Direct operating expenses increased to $93.7 million for the nine-month period ended September 30, 2007 from $92.0 million for the nine-month period ended September 30, 2006, an increase of $1.7 million. Of the overall increase, $2.2 million came from our television segment. The increase was primarily attributable to an increase in wages and an increase in utility and rent expense related to digital television, partially offset by a decrease in rating service expense. Additionally, $0.4 million of the overall increase came from our outdoor segment. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and higher rent expense for our billboard locations. The overall increase was partially offset by a decrease of $0.9 million from our radio segment. The decrease was primarily attributable to a decrease in direct operating expenses from our Tucson and Dallas radio stations that we sold, partially offset by an increase in commissions and other sales-related expenses and an increase in wages. As a percentage of net revenue, direct operating expenses increased to 44% for the nine-month period ended September 30, 2007 from 42% for the nine-month period ended September 30, 2006. Direct operating expenses as a percentage of net revenue increased because net revenue decreased as direct operating expenses increased.

We currently anticipate that our direct operating expenses will increase during the fourth quarter of 2007. Despite the fact that direct operating expenses as a percentage of net revenue increased in the three- and nine-months ended September 30, 2007, we currently anticipate that, on a long-term basis, net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will be constant or decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $12.3 million for the three-month period ended September 30, 2007 from $13.8 million for the three-month period ended September 30, 2006, a decrease of $1.5 million. Of the overall decrease, $1.2 million came from our radio segment. The decrease was primarily attributable to a decrease in selling, general and administrative expenses from our Tucson and Dallas radio stations that we sold and a decrease in third quarter expenses associated with moving our annual Los Angeles promotional event from the third quarter to the second quarter in 2007. Additionally, $0.5 million of the overall decrease came from our television segment. The decrease was primarily attributable to reduced expenses in accordance with the terms of the TeleFutura marketing and sales agreement with Univision, a decrease in insurance expense and a decrease in advertising and promotion expense. The overall decrease was partially offset by an increase of $0.2 million from our outdoor segment. The increase was primarily attributable to an increase in office rent expense and higher sales costs associated with local revenue. As a percentage of net revenue, selling, general and administrative expenses decreased to 17% for the three-month period ended September 30, 2007 from 18% for the three-month period ended September 30, 2006. Selling, general and administrative expenses as a percentage of net revenue decreased because the decrease in selling, general and administrative expenses exceeded the decrease in net revenue.

Selling, general and administrative expenses decreased to $38.1 million for the nine-month period ended September 30, 2007 from $39.3 million for the nine-month period ended September 30, 2006, a decrease of $1.2 million. Of the overall decrease, $1.2 million came from our radio segment. The decrease was primarily attributable to a decrease in selling, general and administrative expenses from our Tucson and Dallas radio stations that we sold, partially offset by increased salaries and bad debt expense. Additionally, $0.7 million of the overall decrease came from our television segment. The decrease was primarily attributable to reduced expenses in accordance with the terms of the TeleFutura marketing and sales agreement with Univision, a decrease in non-cash stock-based compensation expense and a decrease in insurance expense. The overall decrease was partially offset by an increase of $0.7 million from our outdoor segment. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and higher sales costs associated with local revenue. As a percentage of net revenue, selling, general and administrative expenses remained the same at 18% for each of the nine-month periods ended September 30, 2007 and 2006.

We currently anticipate that, on a long-term basis, net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will continue to remain constant or decrease in future periods.

Corporate Expenses. Corporate expenses decreased to $4.0 million for the three-month period ended September 30, 2007 from $4.6 million for the three-month period ended September 30, 2006, a decrease of $0.6 million. The decrease was primarily attributable to a decrease in bonuses. As a percentage of net revenue, corporate expenses decreased to 5% for the three-month period ended September 30, 2007 from 6% for the three-month period ended September 30, 2006. Corporate expenses as a percentage of net revenue decreased because the decrease in corporate expenses, primarily due to the decrease in bonuses, outpaced the decrease in net revenue.

Corporate expenses decreased to $13.8 million for the nine-month period ended September 30, 2007 from $13.9 million for the nine-month period ended September 30, 2006, a decrease of $0.1 million. The decrease was primarily attributable to a decrease in bonuses, partially offset by increased non-cash stock-based compensation, wages, and professional fees. As a percentage of net revenue, corporate expenses remained the same at 6% for each of the nine-month periods ended September 30, 2007 and 2006.

We currently anticipate that our corporate expenses will be approximately flat during the fourth quarter of 2007 as compared to the fourth quarter of 2006. We currently anticipate that, on a long-term basis, net revenue increases will outpace corporate expense increases such that corporate expenses as a percentage of net revenue will continue to remain constant or decrease in future periods.

(Gain) Loss on Sale of Assets. The gain on sale of assets for the three-month period ended September 30, 2006 was primarily attributable to the gain on sale of the radio assets in the Tucson market. The gain on sale of assets for the nine-month period ended September 30, 2006 was primarily attributable to the gain on sale of the radio assets in the San Francisco/San Jose and Tucson markets.

Depreciation and Amortization. Depreciation and amortization increased to $11.5 million for the three-month period ended September 30, 2007 from $11.4 million for the three-month period ended September 30, 2006, an increase of $0.1 million. The increase was primarily due to an increase in the depreciation of television digital equipment, partially offset by a decrease in depreciation and amortization due to the sale of the radio assets in the Tucson and Dallas markets.

Depreciation and amortization increased to $34.4 million for the nine-month period ended September 30, 2007 from $33.6 million for the nine-month period ended September 30, 2006, an increase of $0.8 million. The increase was primarily due to an increase in the depreciation of television digital equipment, partially offset by a decrease in depreciation and amortization due to the sale of the radio assets in the Tucson and Dallas markets.

Impairment Charge. The impairment charge of $189.7 million for nine-month period ended September 30, 2006 was a result of a $156.2 million impairment of goodwill in our radio segment and a $33.5 million impairment of our radio FCC licenses.

Operating Income (loss). As a result of the above factors, operating income was $14.5 million for the three-month period ended September 30, 2007, compared to operating income of $18.0 million for the three-month period ended September 30, 2006. As a result of the above factors, operating income was $34.3 million for the nine-month period ended September 30, 2007, compared to an operating loss of $131.9 million for the nine-month period ended September 30, 2006.

Interest Expense. Interest expense increased to $18.3 million for the three-month period ended September 30, 2007 from $14.4 million for the three-month period ended September 30, 2006, an increase of $3.9 million. The increase was attributable to the decrease in the fair value of our interest rate swap agreements.

Interest expense increased to $31.2 million for the nine-month period ended September 30, 2007 from $21.2 million for the nine-month period ended September 30, 2006, an increase of $10.0 million. The increase was attributable to the decrease in the fair value of our interest rate swap agreements.

Income Tax Expense. Our expected annual tax rate is approximately 43% of pre-tax income or loss, adjusted for permanent tax differences. The tax benefit for the three-month period ended September 30, 2007 was less than the annual effective tax rate because of state income and capital taxes. We currently have federal net operating loss carryforwards of approximately $77 million available to offset future taxable income through the year 2025 that we currently anticipate will be utilized prior to their expiration.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $39.9 million for the three-month period ended September 30, 2007 from $40.8 million for the three-month period ended September 30, 2006, a decrease of $0.9 million. The overall decrease was primarily attributable to a decrease in national advertising sales, primarily due to a decrease in advertising rates on a comparative basis. For the three-month period ended September 30, 2006, we had strong non-recurring revenue from major events, such as World Cup and political activity.

Net revenue in our television segment decreased to $117.0 million for the nine-month period ended September 30, 2007 from $118.2 million for the nine-month period ended September 30, 2006, a decrease of $1.2 million. The overall decrease was primarily attributable to a decrease in national advertising sales, primarily due to a decrease in advertising rates on a comparative basis. For the nine-month period ended September 30, 2006, we had strong revenue from major non-recurring events, such as World Cup and political activity.

We currently anticipate that our net revenue in the fourth quarter of 2007 will be affected by a weak advertising environment, as well as difficult revenue comparisons from political activity in the fourth quarter of 2006.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $16.3 million for the three-month period ended September 30, 2007 from $15.8 million for the three-month period ended September 30, 2006, an increase of $0.5 million. The increase was primarily attributable to an increase in wages, an increase in news costs related to the addition or expansion of our newscast operations and an increase in utility and rent expense related to digital television, partially offset by lower sales expenses associated with the decrease in net revenue and a decrease in rating service expense.

Direct operating expenses in our television segment increased to $48.0 million for the nine-month period ended September 30, 2007 from $45.8 million for the nine-month period ended September 30, 2006, an increase of $2.2 million. The increase was primarily attributable to an increase in wages and an increase in utility and rent expense related to digital television, partially offset by a decrease in rating service expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $5.7 million for the three-month period ended September 30, 2007 from $6.2 million for the three-month period ended September 30, 2006, a decrease of $0.5 million. The decrease was primarily attributable to reduced expenses in accordance with the terms of the TeleFutura marketing and sales agreement with Univision, a decrease in insurance expense and a decrease in advertising and promotion expense.

Selling, general and administrative expenses in our television segment decreased to $17.2 million for the nine-month period ended September 30, 2007 from $17.9 million for the nine-month period ended September 30, 2006, a decrease of $0.7 million. The decrease was primarily attributable to reduced expenses in accordance with the terms of the TeleFutura marketing and sales agreement with Univision, a decrease in non-cash stock-based compensation expense and a decrease in insurance expense.

Radio

Net Revenue. Net revenue in our radio segment decreased to $24.2 million for the three-month period ended September 30, 2007 from $27.5 million for the three-month period ended September 30, 2006, a decrease of $3.3 million. The decrease was primarily attributable to a decrease in net revenue from our Tucson and Dallas radio stations that we sold and a decrease in third quarter revenue of $1.3 million associated with moving our annual Los Angeles promotional event from the third quarter to the second quarter in 2007.

Net revenue in our radio segment decreased to $70.5 million for the nine-month period ended September 30, 2007 from $72.9 million for the nine-month period ended September 30, 2006, a decrease of $2.4 million. The decrease was primarily attributable to a decrease in net revenue from our Tucson and Dallas radio stations that we sold, partially offset by an increase in local advertising sales despite difficult World Cup comparisons.

There has been a general slowing of growth in the radio industry over recent quarters, and we currently anticipate that this will continue. However, we currently anticipate to continue to outperform the radio industry as a whole in future periods.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $8.9 million for the three-month period ended September 30, 2007 from $9.6 million for the three-month period ended September 30, 2006, a decrease of $0.7 million. The decrease was primarily attributable to a decrease in direct operating expenses from our Tucson and Dallas radio stations that we sold.

Direct operating expenses in our radio segment decreased to $26.4 million for the nine-month period ended September 30, 2007 from $27.3 million for the nine-month period ended September 30, 2006, a decrease of $0.9 million. The decrease was primarily attributable to a decrease in direct operating expenses from our Tucson and Dallas radio stations that we sold, partially offset by an increase in commissions and other sales-related expenses and an increase in wages.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $5.0 million for the three-month period ended September 30, 2007 from $6.2 million for the three-month period ended September 30, 2006, a decrease of $1.2 million. The decrease was primarily attributable to a decrease in selling, general and administrative expenses from our Tucson and Dallas radio stations that we sold and a decrease in third quarter expenses associated with moving our annual Los Angeles promotional event from the third quarter to the second quarter in 2007.

Selling, general and administrative expenses in our radio segment decreased to $16.2 million for the nine-month period ended September 30, 2007 from $17.4 million for the nine-month period ended September 30, 2006, a decrease of $1.2 million. The decrease was primarily attributable to a decrease in selling, general and administrative expenses from our Tucson and Dallas radio stations that we sold, partially offset by increased salaries and bad debt expense.

Outdoor

Net Revenue. Net revenue in our outdoor segment increased to $10.2 million for the three-month period ended September 30, 2007 from $10.0 million for the three-month period ended September 30, 2006, an increase of $0.2 million. The increase was primarily attributable to an increase in local advertising sales, partially offset by a decrease in national advertising sales.

Net revenue in our outdoor segment increased to $26.7 million for the nine-month periods ended September 30, 2007 from $26.5 million for the nine-month period ended September 30, 2006, an increase of $0.2 million. The increase was primarily attributable to an increase in local advertising sales, offset by a decrease in national advertising sales.

Direct Operating Expenses. Direct operating expenses in our outdoor segment increased to $6.7 million for the three-month period ended September 30, 2007 from $6.6 million for the three-month period ended September 30, 2006, an increase of $0.1 million. The increase was primarily attributable to higher rent expense for our billboard locations.

Direct operating expenses in our outdoor segment increased to $19.3 million for the nine-month period ended September 30, 2007 from $18.9 million for the nine-month period ended September 30, 2006, an increase of $0.4 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and higher rent expense for our billboard locations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our outdoor segment increased to $1.6 million for the three-month period ended September 30, 2007 from $1.4 million for the three-month period ended September 30, 2006, an increase of $0.2 million. The increase was primarily attributable to an increase in office rent expense and higher sales costs associated with local revenue.

Selling, general and administrative expenses in our outdoor segment increased to $4.7 million for the nine-month period ended September 30, 2007 from $4.0 million for the nine-month period ended September 30, 2006, an increase of $0.7 million. The increase was primarily attributable to expenses associated with the expansion of our outdoor division in Tampa and higher sales costs associated with local revenue.

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

Liquidity and Capital Resources

While we have had a history of operating losses in some periods and operating profits in other periods, we also have a history of generating significant positive cash flows from our operations. We currently anticipate that we will fund anticipated cash requirements (including acquisitions, anticipated capital expenditures and payments of principal and interest on outstanding indebtedness) with cash on hand, cash flows from operations and externally generated funds, such as proceeds from any debt or equity offering and our syndicated bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our syndicated bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

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

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.73% at September 30, 2007. As of September 30, 2007, $491.3 million of our term loan was outstanding. See also the section entitled “Derivative Instruments” below.

Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of September 30, 2007, we had approximately $2 million in outstanding letters of credit and $148 million was available under our revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

Derivative Instruments

As of September 30, 2007, we had three interest rate swap agreements with a $412 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010 and one interest rate swap agreement with a $79.3 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes the margin of 1.50%. As the notional amount of the three interest rate swap agreements declines, the notional amount of the one interest swap agreement will increase so that the notional amounts of all four interest rate swap agreements will equal the term loan amount. As of September 30, 2007, these interest rate swap agreements were not designated for hedge accounting treatment under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and as a result, changes in their fair values are reflected currently in earnings.

At September 30, 2007, the fair value of the interest rate swap agreements was a liability of $1.4 million and is classified as other liabilities on our balance sheet.

We recognized an increase of $10.3 million and $6.3 million in interest expense related to the decrease in fair value of the interest rate swap agreements for the three-month periods ended September 30, 2007 and 2006, respectively. We recognized an increase of $7.5 million in interest expense related to the decrease in fair value of the interest rate swap agreements for the nine-month period ended September 30, 2007. We recognized a reduction of $2.7 million in interest expense related to the increase in fair value of the interest rate swap agreements for the nine-month period ended September 30, 2006.

We converted our variable rate term loan into a fixed rate obligation at September 30, 2007. We currently anticipate that the aggregate notional amount of our interest rate swap agreements will equal our loan amount outstanding. Since we converted our variable rate term loan into a fixed rate obligation through October 1, 2010, an increase in the variable interest rate of our bank credit facility would not currently affect interest expense payments. If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.

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

For the three-month period ended September 30, 2007, we repurchased 4.8 million shares of Class A common stock for approximately $42.4 million. For the nine-month period ended September 30, 2007, we repurchased 5.1 million shares of Class A common stock for approximately $45.2 million. We have repurchased 6.3 million shares of Class A common stock for approximately $54.0 million since the inception of our stock repurchase plan on November 1, 2006.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $71.1 million for the nine-month period ended September 30, 2007 from $74.4 million for the nine-month period ended September 30, 2006, a decrease of $3.3 million, or 4%. Consolidated adjusted EBITDA decreased as net revenue decreased while the combined expenses from direct operating, selling, general and administrative and corporate expenses remained approximately flat. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 33% for the nine-month period ended September 30, 2007 from 34% for the nine-month period ended September 30, 2006.

We currently anticipate that, on a long-term basis, consolidated adjusted EBITDA will increase in future periods as we believe that net revenue increases will outpace increases in direct operating, selling, general and administrative and corporate expenses.

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

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.25 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of September 30): 2007, 4.9 to 1; 2006, 4.9 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our new syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 15.

Cash Flow

Net cash flow provided by operating activities increased to $40.4 million for the nine-month period ended September 30, 2007 from $37.4 million for the nine-month period ended September 30, 2006. Cash flow increased primarily due to improvements in working capital, largely from the timing of accounts payable, accrued expenses and other liabilities. We currently anticipate that we will continue to have positive cash flow from operating activities for the reminder of 2007.

Net cash flow used in investing activities decreased to $14.7 million for the nine-month period ended September 30, 2007 from $29.8 million for the nine-month period ended September 30, 2006. During the nine-month period ended September 30, 2007, we spent $14.7 million on net capital expenditures, including the purchase of a full power television construction permit in Colorado Springs, Colorado. During the nine-month period ended September 30, 2006 we spent $31.1 million on net capital expenditures, acquisition of intangibles and deposits on acquisitions and collected $1.3 million on a note receivable. We anticipate spending $3 million on capital expenditures during the fourth quarter of 2007, using net cash flow from operations and cash on hand.

Net cash flow used by financing activities decreased to $40.5 million for the nine-month period ended September 30, 2007 from $52.1 million for the nine-month period ended September 30, 2006. During the nine-month period ended September 30, 2007, we received net proceeds of $6.8 million from the exercise of stock options and from the sale of shares issued under our 2001 Employee Stock Purchase Plan. We repurchased 5.1 million shares of our Class A common stock for $45.4 million including transaction fees. We may continue to repurchase our Class A common stock from time to time in future periods in open market transactions at prevailing market prices, block trades or private repurchases. We also made debt payments of $2.4 million. During the nine-month period ended September 30, 2006, we paid $52.5 million to repurchase 7.2 million shares of our Class U common stock, made net debt payments of $19.0 million, borrowed $16.0 million from our Syndicated Bank Credit Facility and received net proceeds of $3.3 million from the exercise of stock options and from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

We anticipate that our maintenance capital expenditures will be approximately $11 million for the full-year 2007. In addition to our maintenance capital expenditures, we anticipate that our digital capital expenditures will be approximately $5 million for the full-year 2007. We anticipate paying for these capital expenditures by using net cash flow from operations and cash on hand.

As part of the transition from analog to digital television service, full-service television station owners are required, as a result of legislation that went into effect in early 2006, to discontinue broadcasting analog signals and to relinquish one of their paired analog-digital channels to the FCC on February 17, 2009. We currently anticipate the cost to complete construction of digital television facilities for our remaining full-service television stations, for which we have sought extensions of time from the FCC to complete, will be approximately $4.2 million, a portion of which is included in the $5 million of digital capital expenditures described above. In addition, we have elected to continue to broadcast separate digital and analog signals throughout this transition period. We currently anticipate that the incremental costs of broadcasting in digital and analog, including additional rent and higher electricity expense, will be approximately $0.8 million for the full-year 2007. We intend to finance the conversion to digital television by using net cash flow from operations and cash on hand.

The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions.

We continually review, and are currently reviewing, opportunities to acquire additional television and radio stations, as well as other broadcast or media opportunities targeting the Hispanic market in the United States. We currently anticipate that we will finance any future acquisitions through net cash flow from operations, borrowings under our syndicated bank credit facility and additional debt and equity financing. Any additional financing, if needed, might not be available to us on reasonable terms or at all. Any failure to raise capital when needed could seriously harm our business and our acquisition strategy. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our existing stockholders will be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our Class A common stock.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.73% at September 30, 2007. As of September 30, 2007, $491.3 million of our term loan was outstanding. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of September 30, 2007, we had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of September 30, 2007, we had three interest rate swap agreements with a $412 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010 and one interest rate swap agreement with a $79.3 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of our variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes the margin of 1.50%. As the notional amount of the three interest rate swap agreements declines, the notional amount of the one interest swap agreement will increase so that the notional amounts of all four interest rate swap agreements will equal the term loan amount. As of September 30, 2007, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS 133, and as a result, changes in their fair values are reflected currently in earnings.

At September 30, 2007, the fair value of the interest rate swap agreements was a liability of $1.4 million and is classified as other liabilities on our balance sheet.

We recognized an increase of $10.3 million and $6.3 million in interest expense related to the decrease in fair value of the interest rate swap agreements for the three-month periods ended September 30, 2007 and 2006, respectively. We recognized an increase of $7.5 million in interest expense related to the decrease in fair value of the interest rate swap agreements for the nine-month period ended September 30, 2007. We recognized a reduction of $2.7 million in interest expense related to the increase in fair value of the interest rate swap agreements for the nine-month period ended September 30, 2006.

We converted our variable rate term loan into a fixed rate obligation at September 30, 2007. We currently anticipate that the aggregate notional amount of our interest rate swap agreements will equal our loan amount outstanding. Since we converted our variable rate term loan into a fixed rate obligation through October 1, 2010, an increase in the variable interest rate of our bank credit facility would not currently affect interest expense payments. If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.

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

For the three-month period ended September 30, 2007, we repurchased approximately 4.8 million shares of Class A common stock for an aggregate purchase price of approximately $42.4 million or an average price of $8.88 per share, all of which repurchases were made pursuant to the publicly announced program.

For the nine-month period ended September 30, 2007, we repurchased approximately 5.1 million shares of Class A common stock for an aggregate purchase price of approximately $45.2 million or an average price of $8.81 per share, all of which repurchases were made pursuant to the publicly announced program.

The following table contains information regarding repurchases of our Class A common stock during the quarter as follows (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in thousands)
August 1, 2007 to August 31, 2007	3,055,861	$8.75	3,055,861	$61,706
September 1, 2007 to September 31, 2007	1,719,000	9.12	1,719,000	46,036

Quarter ended September 30, 2007	4,774,861	$8.88	4,774,861	$46,036

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ JOHN F. DELORENZO
John F. DeLorenzo Executive Vice President, Treasurer and Chief Financial Officer

Date: November 6, 2007

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