Form 10-K
period 2007-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2008-03-17
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2007 was approximately $641,401,069 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of February 29, 2008, there were 55,997,294 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,887,433 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 15,652,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders scheduled to be held on May 29, 2008 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our history of operating losses, our substantial indebtedness or our ability to raise capital;

•	provisions of the agreements governing our debt instruments that may restrict the operation of our business;

•	cancellations or reductions of advertising, whether due to a general economic downturn or otherwise;

•	our relationship with Univision Communications Inc., or Univision;

•	the overall success of our acquisition strategy, which includes developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;

•	industry-wide market factors and regulatory and other developments affecting our operations; and

•	the disposition of our outdoor advertising segment.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 27 below.

ITEM 1. BUSINESS

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

Overview

Entravision Communications Corporation and its wholly owned subsidiaries, or Entravision, is a diversified Spanish-language media company utilizing a combination of television and radio operations to reach Hispanic consumers across the United States, as well as the border markets of Mexico. We own and/or operate 51 primary television stations, a majority of which is located in the southwestern United States, including several key U.S./Mexican border markets. Entravision is the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network, with television stations in 20 of the nation’s top 50 U.S. Hispanic markets. Univision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours. With the purchase of Univision Communications Inc. in 2007 by a private equity consortium, we are now the largest independent public media company focused exclusively on the U.S. Hispanic audience.

We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and/or operate 48 radio stations in 19 U.S. markets. Our radio stations consist of 37 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Our outdoor advertising operations consist of approximately 11,000 advertising faces concentrated primarily in high-density urban neighborhoods in Los Angeles and New York. As of December 1, 2007, these assets are held for sale and the results are reported as discontinued operations. See “Acquisition and Disposition Strategies” and “Outdoor” below.

We generate revenue from sales of national and local advertising time on television and radio stations. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We generally do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record commissions as deductions from gross revenue.

Our net revenue for the year ended December 31, 2007 was approximately $250 million. Of that amount, revenue generated by our television segment accounted for 63%, revenue generated by our radio segment accounted for 37%.

Our primary expenses are employee compensation, including commissions paid to our sales staff and amounts paid to our national representative firms, as well as expenses for marketing, promotion and selling, technical, local programming, engineering, leasing, general and administrative, interest and depreciation and amortization. Our local programming costs for television consist primarily of costs related to producing local newscasts in most of our markets.

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

Univision currently owns less than 15% of our common stock on a fully-converted basis. As of December 31, 2005, Univision owned approximately 30% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company would not exceed 15% by March 26, 2006 and will not exceed 10% by March 26, 2009. In January 2006, we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. Univision paid the full amount of the purchase price in the form of approximately 12.6 million shares of our Class U common stock held by Univision. Subsequently, in 2006, we repurchased 7.2 million shares of our Class U common stock held by Univision for $52.5 million. In February 2008, the Company repurchased an additional 1,500,000 shares of Class U common stock held by Univision for $10.4 million.

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

For a more complete discussion of our relationship with Univision, please see “Relationship with Univision,” beginning at page 38 below and for a discussion of various risks related to our relationship with Univision, please see “Risk Factors,” below.

The Hispanic Market Opportunity in the United States

Our media assets target densely-populated and fast-growing Hispanic markets in the United States. We operate media properties in 14 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we operate media properties in 13 of the 20 fastest-growing markets. We believe that targeting the U.S. Hispanic market will translate into strong revenue growth for the foreseeable future for the following reasons:

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. Over 44 million Hispanics live in the United States, accounting for nearly 15% of the total U.S. population. The overall Hispanic population is growing at nearly 8 times the rate of the non-Hispanic population and is expected to grow to 75.0 million, or approximately 21% of the total U.S. population, by 2027. Approximately 54% of the total future growth in the U.S. population through 2027 is expected to come from the Hispanic community.

Spanish-Language Use. Approximately 70% of all Hispanics in the United States speak some Spanish at home. The number of U.S. Hispanics that speak some Spanish at home is expected to grow from 31.4 million in 2007 to 50.5 million in 2027. We believe that the strong Spanish-language use among Hispanics indicates that Spanish-language media will continue to be an important source of news, sports and entertainment for Hispanics and an important vehicle for marketing and advertising.

Increasing U.S. Hispanic Buying Power. The U.S. Hispanic population is estimated to have accounted for total consumer expenditures of over $845 billion in 2007, an increase of 47% since 2002. Hispanics are expected to account for over $1 trillion in consumer expenditures by 2012, and by 2027 Hispanics are expected to account for approximately $3.1 trillion in consumer expenditures, or 14% of total U.S. consumer spending. Hispanic buying power is expected to grow at nearly five times the rate of the Hispanic population growth by 2027. We believe that these factors make Hispanics an attractive target audience for many major advertisers.

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We believe that the larger size and younger age of Hispanic households (averaging 3.4 persons and 27.6 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 39.0 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 11% more per year than the average U.S. non-Hispanic household on food at home, 89% more on children’s clothing, 47% more on footwear and 32% more on laundry and household cleaning products. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

Spanish-Language Advertising. Over $3.7 billion of total advertising expenditures in the United States were placed in Spanish-language media in 2007, of which approximately 87% was placed in Spanish-language television and radio advertising. We believe that major advertisers have found that Spanish-language media are more cost-effective means to target the growing U.S. Hispanic audience than English-language media.

Business Strategy

We seek to increase our advertising revenue through the following strategies:

Effectively Use Our Networks and Media Brands. We are the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represented an approximately 79% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of December 2007. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, including a prime time schedule on its primary network of substantially all first-run programming throughout the year.

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

Continue to Benefit from Strong Management. We believe that we have one of the most experienced management teams in the industry. Walter Ulloa, our co-founder, Chairman and Chief Executive Officer, Philip Wilkinson, our co-founder, President and Chief Operating Officer and Jeffery Liberman, the President of our Radio Division, have an average of more than 30 years of media experience. We intend to continue to build and retain our key management personnel and to capitalize on their knowledge and experience in the Spanish-language markets.

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

Take Advantage of Market Cross-Selling and Cross-Promotion. We believe that our uniquely diversified media asset portfolio provides us with a competitive advantage in targeting the U.S. Hispanic consumer. In many of our markets, we offer advertisers the ability to reach potential customers through a combination of television and radio. Currently, we operate some combination of television and radio in 11 markets. Where possible, we also combine our television and radio operations to create synergies and achieve cost savings.

Target Other Attractive U.S. Hispanic Markets and Fill-In Acquisitions. We believe that our knowledge of, and experience with, the U.S. Hispanic marketplace will enable us to continue to identify acquisitions in the television and radio markets. Since our inception, we have used our management expertise, programming, local involvement and brand identity to improve our acquired media properties. Please see “Acquisition and Disposition Strategies” below.

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

In furtherance of the strategy outlined above, in April 2007 we acquired a full power television construction permit Colorado Springs, Colorado for $2.6 million in an auction held by the FCC.

We regularly review our portfolio of media properties and seek to divest non-core assets in markets where we do not see the opportunity to grow to scale and build out clusters. In accordance with this strategy, in February 2008 we entered into a definitive agreement to sell our outdoor advertising business to Lamar Advertising Co. for $100 million in cash. The sale is expected to close in the second quarter of 2008. Upon the consummation of the transaction, we will no longer have outdoor advertising operations. Accordingly, our financial statements reflect the outdoor segment as discontinued operations; we have presented the related assets and liabilities as assets held for sale and reclassified the related revenue and expenses as discontinued operations.

We have a history of net losses that may impact, among other things, our ability to implement our growth strategies. We had net losses of approximately $43.1 million, $134.6 million and $9.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Please see “Risk Factors,” below.

Television

Overview

We own and/or operate Univision-affiliated television stations in 23 markets, including 20 of the top 50 Hispanic markets in the United States. Our television operations are the largest affiliate group of the Univision networks. Univision’s primary network is the leading Spanish-language network in the United States, reaching approximately 99% of all U.S. Hispanic households. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represent an approximately 79% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of December 2007. We operate both Univision and TeleFutura affiliates in 18 of our 23 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

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

Entravision Local Programming. We believe that our local news brands our stations in our television markets. We shape our local news to relate to and inform our target audiences. In 14 of our television markets, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot among adults 18-34 years of age. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets. In several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

Network Affiliation Agreements. Substantially all of our television stations are Univision- or TeleFutura-affiliated television stations. Our network affiliation agreements with Univision provide certain of our stations with the exclusive right to broadcast Univision’s primary network and TeleFutura network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under the affiliation agreements, we generally retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, and approximately four and a half minutes per hour of the available advertising time on the TeleFutura network. Those allocations are subject to adjustment from time to time by Univision.

Our network affiliation agreement with Fox Broadcasting Company, or Fox, gives us the right to broadcast Fox network programming on XHRIO-TV, serving the Harlingen-Weslaco-Brownsville-McAllen market, and

KXOF-CA, serving the Laredo market, through June 30, 2010. The network affiliation agreement may be extended for successive one-year terms at Fox’s option, subject to our consent.

XHAS-TV broadcasts Telemundo Network Group LLC, or Telemundo, network programming serving the Tijuana/San Diego market pursuant to a network affiliation agreement. Our current network affiliation agreement with Telemundo gives us the right to provide Telemundo network programming on XHAS-TV for a five-year period expiring in July 2012. The affiliation agreement grants Telemundo a right of first refusal in the event a third party makes an offer to purchase XHAS-TV, and a right to purchase XHAS-TV upon a change of control of Entravision.

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

Our network affiliation agreement with The CW Network, LLC, or CW, gives us the right to broadcast CW programming on KSFE-LP, KTIZ-LP and KNVO-DT, serving the Harlingen-Weslaco-Brownsville-McAllen market, through 2011.

Our network affiliation agreement with LATV Networks, LLC, or LATV, gives us the right to broadcast LATV programming on the digital streams of certain of our television stations. Either party may terminate the affiliation with respect to a given station 30 months after the launch of such station.

Our network affiliation agreement with MTV Networks gives us the right to deliver MTV Tres programming, on a month-to-month basis, on Time Warner Cable in the Harlingen-Weslaco-Brownsville-McAllen market.

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

Long-Term Time Brokerage Agreements. We operate each of XDTV-TV, Channel 49, the MyNetworkTV network affiliate serving the Tecate/San Diego market; XHAS-TV, Channel 33, the Telemundo network affiliate serving the Tijuana/San Diego market; and XHRIO-TV, Channel 2, the Fox network affiliate serving the Matamoros/ Harlingen-Weslaco-Brownsville-McAllen market under long-term time brokerage agreements. Under those agreements, in combination with certain of our Mexican affiliates and subsidiaries, we provide the programming and related services available on these stations, but the stations retain absolute control of the content and other broadcast issues. These long-term time brokerage agreements expire in 2008, 2030 and 2035, respectively, and each provides for automatic, perpetual 30-year renewals unless both parties consent to termination. We intend to allow the agreement for XDTV-TV to renew in 2008. Each of these agreements provides for substantial financial penalties should the other party attempt to terminate prior to its expiration without our consent, and they do not limit the availability of specific performance as a remedy for any such attempted early termination.

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel(1)	Programming
Harlingen-Weslaco-Brownsville-McAllen, Texas (2)	10	338,550	279,880	82.7%	KNVO-TV, Channel 48 KVTF-CA, Channel 21 (3) KFTN-CA, Channel 30 (3) KTFV-CA, Channel 32 (3) KTIZ-LP, Channel 52 KSFE-LP, Channel 67	Univision TeleFutura TeleFutura TeleFutura CW CW
Albuquerque-Santa Fe, New Mexico	12	677,740	234,360	34.6%	KLUZ-TV, Channel 41 (4) KTFQ-TV, Channel 14 (5) KTFA-LP, Channel 48	Univision TeleFutura Home Shopping Network
San Diego, California	14	1,051,210	227,530	21.6%	KBNT-CA, Channel 17 (3) KHAX-LP, Channel 49 KTCD-LP, Channel 46 KDTF-LP, Channel 36	Univision Univision Univision TeleFutura
Denver-Boulder, Colorado	15	1,477,280	221,980	15.0%	KCEC-TV, Channel 50 K43FN, Channel 43 K54IK, Channel 54 KTFD-TV, Channel 14 (5) KDVT-LP, Channel 36	Univision Univision Univision TeleFutura Jewelry Television
El Paso, Texas	16	302,470	216,060	71.4%	KINT-TV, Channel 26 KTFN-TV, Channel 65	Univision TeleFutura
Orlando-Daytona Beach-Melbourne, Florida	17	1,434,050	186,430	13.0%	WVEN-TV, Channel 26 W47DA, Channel 47 WOTF-TV, Channel 43 (5) WVCI-LP, Channel 16	Univision Univision TeleFutura Jewelry Television
Tampa-St. Petersburg (Sarasota), Florida	19	1,783,910	174,150	9.8%	WVEA-TV, Channel 62 (4) WFTT-TV, Channel 50 (5) WVEA-LP, Channel 46	Univision TeleFutura Home Shopping Network
Washington, D.C.	20	2,308,290	171,030	7.4%	WFDC-TV, Channel 14 (5) WMDO-CA, Channel 47 (3) WJAL-TV, Channel 68	Univision TeleFutura English- Language
Las Vegas, Nevada	22	707,470	140,570	19.9%	KINC-TV, Channel 15 KNTL-LP, Channel 47 KWWB-LP, Channel 45 KELV-LP, Channel 27	Univision Univision Univision TeleFutura
Boston, Massachusetts	24	2,393,960	128,890	5.4%	WUNI-TV, Channel 27 WUTF-TV, Channel 66 (5)	Univision TeleFutura
Corpus Christi, Texas	26	195,940	102,280	52.2%	KORO-TV, Channel 28 KCRP-CA, Channel 41 (3)	Univision TeleFutura
Hartford-New Haven, Connecticut	31	1,007,490	78,100	7.8%	WUVN-TV, Channel 18 WUTH-CA, Channel 47 (3)	Univision TeleFutura
Monterey-Salinas-Santa Cruz, California	33	222,900	64,280	28.8%	KSMS-TV, Channel 67 KDJT-CA, Channel 33 (3)	Univision TeleFutura
Laredo, Texas	34	67,150	62,270	92.7%	KLDO-TV, Channel 27 (4) KETF-CA, Channel 25 (3) KXOF-CA, Channel 39	Univision TeleFutura Fox
Yuma, Arizona-El Centro, California	35	113,220	60,730	53.6%	KVYE-TV, Channel 7 KAJB-TV, Channel 54 (5)	Univision TeleFutura

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel(1)	Programming
Palm Springs, California	37	155,590	56,240	36.1%	KVER-CA, Channel 4 (3) KVES-LP, Channel 28 KEVC-CA, Channel 5 (3)	Univision Univision TeleFutura
Odessa-Midland, Texas	39	137,180	51,300	37.4%	KUPB-TV, Channel 18	Univision
Colorado Springs-Pueblo, Colorado	41	326,380	50,840	15.6%	KGHB-CA, Channel 27 (3)	Univision
Santa Barbara-Santa Maria-San Luis Obispo, California	44	232,850	46,880	20.1%	KPMR-TV, Channel 38 K10OG, Channel 10 (3) K17GD, Channel 17 (3) K28FK, Channel 28 (3) K35ER, Channel 35 (3) KTSB-LP, Channel 43 (3)	Univision TeleFutura TeleFutura TeleFutura TeleFutura TeleFutura
Lubbock, Texas	46	152,810	45,090	29.5%	KBZO-LP, Channel 51	Univision
Reno, Nevada	55	263,060	33,370	12.7%	KNVV-LP, Channel 41 KNCV-LP, Channel 48	Univision Univision
Springfield-Holyoke, Massachusetts	60	263,520	27,650	10.5%	WHTX-LP, Channel 43	Univision
San Angelo, Texas	80	53,110	15,310	28.8%	KEUS-LP, Channel 31 KANG-CA, Channel 41 (3)	Univision TeleFutura
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XDTV-TV, Channel 49 (6)	MyNetworkTV
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV, Channel 33 (6)	Telemundo
Matamoros, Tamaulipas, Mexico (Harlingen-Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV, Channel 2 (6)	Fox

Source:	Nielsen Media Research 2008 universe estimates.
(1)	With the exception of KUPB-TV, Odessa-Midland, Texas, the FCC has granted to each of our owned full-service analog television stations a paired channel to deliver our programming on a digital basis. These paired channel authorizations will remain in place until such time as we are required or elect to operate solely on a digital basis. We are currently broadcasting on all of the paired digital stations pursuant to FCC authorizations. We are generally undertaking our digital transmissions at their fully authorized levels, except in a few instances where we were subject to installation delays and sought waivers from the FCC. Pursuant to statute, we will be required to return our analog authorizations and discontinue analog broadcasting on or before February 17, 2009.
(2)	We also deliver the MTV Tres program service on Time Warner Cable in this market.
(3)	“CA” in call letters indicates station is under Class A television service. Certain stations without this designation are also Class A stations.
(4)	The station also transmits the LATV program service on one of the station’s digital streams.
(5)	We provide the sales and marketing function of this station under a marketing and sales arrangement.
(6)	We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.

Television Advertising

Substantially all of the revenue from our television operations is derived from local and national advertising and, in two markets, network compensation.

Local. Local advertising revenue is generated from commercial airtime and is sold directly by the station to an in-market advertiser or its agency. In 2007, local advertising accounted for approximately 52% of our total television revenue.

National. National advertising revenue represents commercial time sold to a national advertiser within a specific market by Univision, our national representative firm. For these sales, Univision is paid a 15% commission on the net revenue from each sale (gross revenue less agency commission). We target the largest national Spanish-language advertisers that collectively purchase the greatest share of national advertisements through Univision. The Univision representative works closely with each station’s national sales manager. This has enabled us to secure national advertisers, including Ford Motor Company, General Motors, Dodge, Toyota, AT&T, Verizon, McDonald’s, Jack in the Box, Mervyn’s, and CVS Pharmacy. We also added significant new national advertising accounts in 2007, including JPMorgan Chase, Quaker State and the Mazda Dealer’s Association, among others. We have a similar national advertising representative arrangement with Telemundo. XDTV and XHRIO are represented by Petry Television. In 2007, national advertising accounted for approximately 47% of our total television revenue.

Network. Network compensation represents compensation for broadcasting network programming in two television markets. In 2007, network advertising accounted for approximately 1% of our total television revenue.

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

Nielsen ratings provide advertisers with the industry-accepted measure of television viewing. Nielsen offers a general market service measuring all television audience viewing, as well as a separate service to specifically measure U.S. Hispanic audience viewing at the local market level. In recent years, Nielsen has modified the methodology of its general market service in an effort to more accurately measure U.S. Hispanic viewing by using language spoken in the home as a control characteristic of its metered market sample. Nielsen has also added weighting by language as part of its local metered market methodology. Nielsen also continues to improve the methods by which it electronically measures television viewing, and is expanding its Local People Meter service to several of our markets. We believe that this improvement will continue to result in ratings gains for us, allowing us to further increase our advertising rates and narrow any disparities that have historically existed between English-language and Spanish-language advertising rates. We have made significant investments in experienced sales managers and account executives and have provided our sales professionals with research tools to continue to attract major advertisers.

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

•

Nielsen Station Index. This service measures local station viewing of all households and individuals in a specific market. This ratings service, however, is not language-stratified in markets in which we operate other than Albuquerque, Denver and San Diego, and we believe that it generally under-represents

Spanish-speaking households. As a result, we believe that this service typically under-reports viewing of Spanish-language television. Despite this limitation, the Nielsen Station Index demonstrates that many of our broadcast stations achieve total market ratings that are fully comparable with their English-language counterparts, with 7 of our television stations ranking either first or second in their respective markets in prime time among adults 18-34 years of age.

Television Competition

We face intense competition in the broadcasting business. In each local television market, we compete for viewers and revenue with other local television stations, which are typically the local affiliates of the four principal English-language television networks, NBC, ABC, CBS and Fox and, in certain cities, the CW network. In certain markets (other than San Diego), we also compete with the local affiliates or owned and operated stations of Telemundo, the Spanish-language television network that was acquired by NBC in 2002, as well as TV Azteca, the second-largest producer of Spanish-language programming in the world.

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

NBC-owned Telemundo is the second-largest Spanish-language television network in the United States. As of December 31, 2007, Telemundo had total coverage reaching approximately 93% of all Hispanic households in its markets.

We also benefit from operating in different media: television and radio advertising. While we have not engaged in any significant cross-selling program, we do take advantage of opportunities for cross-promotion of our stations.

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

Radio

Overview

We own and operate 48 radio stations, 47 of which are located in the top 50 Hispanic markets in the United States. Our radio stations broadcast into markets with an aggregate of approximately 43% of the Hispanic population in the United States. Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with independent programming.

Radio Programming

Radio Network. We broadcast into markets with an aggregate of approximately 18 million U.S. Hispanics. Our radio network broadcasts into 14 of the 19 markets that we serve. Our network allows advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner and at a cost that is generally lower than our English-language counterparts.

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

•

La Tricolor is a personality-driven format that includes “Piolin por la Mañana” in seven markets, “La Regadera de la Chokolata” in the remaining markets and Mexican country-style music that primarily targets male Hispanic listeners 18-49 years of age; and

•

“José: Toca lo Que Quiere” (“plays what he wants”) features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present that targets Hispanic adults ages 25-54.

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

•

on our AM station in Phoenix we program “ESPN Deportes,” a Spanish-language sports talk format targeting adults 18-34 years of age, that is provided to us by a third party pursuant to a network affiliation agreement; and

•	in the Orlando market, we offer a Spanish Tropical format—a mix of Spanish Tropical and Latin Pop music—targeting primarily adults 18-34 years of age.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	Cumbia Alternative Rock (English) (1) Alternative Rock (English) (1) Super Estrella (1) Super Estrella (1) Super Estrella (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	Time Brokered (2)
Phoenix, Arizona	8	KLNZ-FM KDVA-FM KVVA-FM KMIA-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor Super Estrella (1) Super Estrella (1) ESPN (Spanish)
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Tejano Hit Radio (English & Spanish) Adult Contemporary (English)
Sacramento, California Stockton, California Modesto, California	11	KRCX-FM KNTY-FM KBMB-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	La Tricolor Country (English) Hip Hop (English) Super Estrella La Tricolor José (1) Super Estrella José (1)
Albuquerque-Santa Fe, New Mexico	12	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	Super Estrella José
Denver-Boulder, Colorado Aspen, Colorado	15	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	Super Estrella La Tricolor José La Tricolor
El Paso, Texas	16	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1150 1650	MHz MHz MHz kHz kHz	Oldies (English) José (1) Super Estrella José (1) Talk (English)
Orlando-Daytona Beach-Melbourne, Florida	17	WNUE-FM	98.1	MHz	Tropical
Las Vegas, Nevada	22	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	Super Estrella La Tricolor
Monterey-Salinas-Santa Cruz, California	33	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor Super Estrella (1) José
Yuma, Arizona-El Centro, California	35	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	Super Estrella La Tricolor Country (English)
Palm Springs, California	37	KLOB-FM	94.7	MHz	Super Estrella
Lubbock, Texas	46	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	Super Estrella La Tricolor
Reno, Nevada	55	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2008 estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Radio Advertising

Substantially all of the revenue from our radio operations is derived from local and national advertising.

Local. This form of revenue refers to advertising usually purchased by a local client or agency directly from the station’s sales force, revenues generated from a third-party through a network inventory agreement and non-traditional revenue. In 2007, local radio revenue accounted for approximately 77% of our total radio revenue.

National. This form of revenue refers to advertising purchased by a national client targeting a specific market. Usually this business is placed by a national advertising agency or media buying services and ordered through one of the offices of our national sales representative, Lotus/Entravision Reps LLC. Lotus/Entravision is a joint venture we entered into in August 2001 with Lotus Hispanic Reps Corp. The national accounts are handled locally by the station’s general sales manager and/or national sales manager. In 2007, national radio advertising accounted for approximately 23% of our total radio revenue.

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

Radio Competition

Radio broadcasting is a highly competitive business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to increase our market share of overall radio advertising revenue and the economic health of the market. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast and cable television, magazines, outdoor advertising, satellite-delivered radio services and direct mail advertising. In addition, in certain markets we operate television stations that indirectly compete for local and national advertising revenue with our radio business. Our primary competitors in our markets in Spanish-language radio are Univision, Clear Channel Communications Inc. and Spanish Broadcasting System, Inc. Several of the companies with which we compete are large national or regional companies that have significantly greater resources and longer operating histories than we do.

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

•

satellite-delivered digital audio services with CD-quality sound—with both commercial-free and lower commercial load channels—which have expanded their subscriber base and recently have introduced dedicated Spanish-language channels (for example, XM Satellite Radio now provides four Spanish-language channels, all commercial-free, and Sirius Satellite Radio provides four Spanish-language channels); and

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

Outdoor—Discontinued Operations

General Note

We are currently in the process of selling our outdoor advertising business as we believed we could receive greater value through a sale as opposed to operating it. In February 2008, we entered into a definitive agreement to sell our outdoor advertising business to Lamar Advertising Co. for $100 million in cash. The sale is expected to close in the second quarter of 2008. Upon the consummation of the transaction, we will no longer have outdoor advertising operations. Accordingly, our financial statements reflect the outdoor segment as discontinued operations; we have presented the related net assets and liabilities as assets held for sale and reclassified the related revenue and expenses as discontinued operations.

Information is provided herein and elsewhere in this Report regarding our outdoor advertising business because we owned and operated such assets throughout 2007. However, any discussion regarding our outdoor advertising business should be viewed as historic in nature, keeping its planned disposition in mind.

Overview

Our outdoor portfolio has provided local advertisers with significant coverage of the Los Angeles, New York, Sacramento, California, Dallas, Texas and Tampa, Florida markets. In certain markets, our outdoor advertising strategy has complemented our television and radio businesses by allowing us to capitalize on our Hispanic market expertise and allowing for cross-promotional opportunities with our radio business. The primary components of this strategy have been to maximize the strengths of our inventory, continue to focus on ethnic communities and increase market penetration.

Because of its repetitive impact and relatively low cost, outdoor advertising attracts both national and local advertisers. We have offered the ability to target specific demographic groups on a cost-effective basis as compared to other advertising media. In addition, we have provided businesses with advertising opportunities in locations near their stores or outlets.

We own and operate approximately 11,000 outdoor advertising faces located primarily in high-density urban neighborhoods in Los Angeles and New York, the two largest Hispanic markets in the United States. We also maintain the exclusive rights to market advertising on public buses in the Sacramento, California, Dallas, Texas and Tampa, Florida markets.

Outdoor Advertising Inventory

Our inventory consists of the following types of advertising faces that are typically located on sites for which we have leases or permanent easements:

Inventory Type	Los Angeles	New York	Fresno	Sacramento	Tampa	Dallas
8-sheet posters	5,136	2,804	188	—	—	—
30-sheet posters	—	987	—	—	—	—
City-Lights	258	—	—	—	—	—
Wall-Scapes	—	94	—	—	—	—
Bulletins	14	155	—	—	—	640
Transit Vehicles	—	—	—	282	170	239

Total	5,408	4,040	188	282	170	879

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

Transit Advertising consists of advertising panels placed directly on public buses. We have marketed this type of advertising product only in Tampa, Florida, Dallas, Texas and Sacramento, California, where we maintain exclusive rights through franchise agreements to sell advertising space on nearly all of Tampa’s public buses until May 2011, nearly all of Dallas’ public buses until November 2010 and nearly all of Sacramento’s public buses until March 31, 2008.

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

Our 2007 outdoor advertising revenue mix consisted of approximately 54% national advertisers and 46% local advertisers.

Outdoor Advertising Competition

We have competed in each of our outdoor markets with other outdoor advertisers including CBS Outdoor, Clear Channel Outdoor, Regency Outdoor Advertising and Van Wagner Communications. Many of these competitors have a larger national network and greater total resources than we have. In addition, we also have competed with a wide variety of out-of-home media, including advertising in shopping centers, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains and buses. In competing with other media, outdoor advertising has relied on its relative cost efficiency and its ability to reach a segment of the population with a particular set of demographic characteristics within that market.

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

Employees

As of December 31, 2007, we had approximately 1,168 full-time employees, including 742 full-time employees in television, 346 full-time employees in radio and 80 full-time employees in outdoor advertising. As of December 31, 2007, five of our full-time television employees and seven of our full-time outdoor advertising employees were represented by labor unions that have entered into collective bargaining agreements with us. We believe that our relations with these unions and with our employees generally are good.

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

Because of these multiple and cross-ownership rules, if a stockholder, officer or director of Entravision holds an “attributable” interest in Entravision, such stockholder, officer or director may violate the FCC’s rules if such person or entity also holds or acquires an attributable interest in other television or radio stations or daily newspapers in such markets, depending on their number and location. If an attributable stockholder, officer or director of Entravision violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our broadcast business and may be unable to obtain FCC consents for certain future acquisitions.

On June 2, 2003, the FCC concluded a nearly two-year review of its media ownership rules. The FCC revised its national ownership policy, modified television and cross-ownership restrictions in a given market, and changed its methodology for defining radio markets. A number of parties appealed the FCC’s June 2, 2003 decision. The United States Court of Appeals for the Third Circuit, in a decision reached on June 24, 2004, upheld certain of the Commission’s actions while remanding others for further review by the FCC. In taking that action, the Court stayed the effectiveness of all of the FCC’s actions but, in a subsequent decision, the Court permitted the FCC to implement the local radio multiple ownership rule changes that the Court had upheld. On December 18, 2007, the FCC concluded the proceeding, making only limited changes to the newspaper-broadcast cross-ownership rules.

The rules that have gone into effect amend the FCC’s methodology for defining a radio market for the purpose of ownership caps. The FCC replaced its signal contour method of defining local radio markets in favor of a geographic market assigned by Arbitron, the private audience measurement service for radio broadcasters. For non-Arbitron markets, the FCC is conducting a rulemaking in order to define markets in a manner comparable to Arbitron’s method. In the interim, the FCC will apply a “modified contour approach,” to non-Arbitron markets. This modified approach will exclude any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area. As for newspaper-broadcast cross-ownership, the Commission adopted a presumption that newspaper-broadcast ownership is consistent with the public interest in the top 20 television markets, while the presumption, in smaller markets, is that such cross-ownership is not consistent with the public interest, subject to certain exceptions.

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

In establishing a national cap by statute, Congress did not make mention of the FCC’s UHF discount policy, whereby UHF stations are deemed to serve only one-half of the population in their television markets. The FCC has decided that the Congressional action preempted it from altering the UHF discount policy.

As discussed above, Congress has already modified the nationwide television ownership cap and has considered legislation that would roll back the FCC’s proposed changes. The FCC will undertake its next review of its ownership rules in 2010. Any actions by the FCC in the future regarding radio and/or television ownership may elicit further Congressional response.

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

“Must Carry” Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992, or the Cable Act, require each full-service television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

•	require carriage of its signal by cable systems in the station’s market, which is referred to as “must carry” rules; or

•	negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market which is referred to as “retransmission consent.”

Under these “must carry” provisions of the Cable Act, a broadcaster may demand carriage on its analog over-the-air channel on cable systems within its market. These “must carry” rights are not absolute, and under some circumstances, a cable system may be entitled not to carry a given station. For the most part, we have elected “must carry” with respect to each of our full-power stations for the most-recent three-year period that commenced January 1, 2006. We are considering what elections to make in the next three-year period that will commence on January 1, 2009.

Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As our stations begin broadcasting digital signals, the cable systems that carry our stations’ analog signals will not be required to carry such digital signal until we discontinue our analog broadcasting. The FCC has considered rules to govern the obligations of cable systems to carry local stations’ signals following the transition from analog to digital television broadcasting. It has decided that there will be no “dual carriage” requirement obligating cable systems that carry stations on a “must carry” basis to carry a station’s analog and digital signals. It has also decided that that cable systems will be required to carry only one channel of digital signal from each of our stations, despite the fact that operating in the digital mode we will be able to broadcast multiple digital services. While adoption of a multicast must-carry requirement might have enabled us to take advantage of this new technology with the guarantee that our multiple programming efforts would be entitled to cable carriage, such a requirement might also have subjected us to increased competition from other stations seeking to add programming that competes with our programming as one or more of their additional program streams. It also could have subjected the “must carry” regime to further judicial review that could have resulted in the elimination of “must carry” treatment which could have had detrimental consequences for us. The FCC has also required that if a station is being carried on cable systems on a must-carry basis, that, after February 17, 2009, the broadcast signal be made available to both analog and digital subscribers of the cable system. The FCC has not yet set any rules for how direct broadcast satellite, or DBS, operators must handle digital station carriage, but we do not expect that they will be materially different from the obligations imposed on cable television systems.

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

The FCC required full-power television stations in the United States to begin broadcasting a digital television, or DTV, signal by May 1, 2002. No such obligation has been applied to low-power television stations; we do, however, expect such a requirement to be enacted in the near future. The FCC has allocated an additional television channel to most such full-power station owners so that each full-power television station can broadcast a DTV signal on the additional channel while continuing to broadcast an analog signal on the station’s original channel. As part of the transition from analog to DTV, full-power television station owners are required to stop broadcasting analog signals and relinquish their analog channels to the FCC no later than February 17, 2009; no termination date has yet been set for low-power stations.

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

We are currently broadcasting DTV signals on all but one of our full-power television stations pursuant to their FCC authorizations. In certain instances, we are operating at lower power than required. We expect to be in full compliance with the operating requirements within a short period of time. All on-air digital full-service stations currently must be simulcasting 100% of the video programming of their analog channels or their DTV channels. In certain cases, we are using our digital signals to broadcast additional programming streams, known as “multicasting.”

The FCC has adopted rules to permit low-power stations to operate on a paired or stand-alone basis in digital service. We have recently applied for and secured authority for certain of our low-power stations to have paired operations. In those markets where no spectrum was available for paired operations, we will make a decision to switch individual stations from analog to digital service based on the viewing patterns of our viewers and the February 17, 2009 discontinuance of analog broadcast transmissions by full-service television stations.

Equipment and other costs associated with the transition to digital television, including the necessity of temporary dual-mode operations and the relocation of stations from one channel to another, have imposed some near-term financial costs on our television stations providing the services. The potential also exists for new sources of revenue to be derived from use of the digital spectrum, which we have begun to explore in certain of our markets. We cannot predict the overall effect the transition to digital television might have on our business.

Digital Radio Services. The FCC has adopted standards for authorizing and implementing terrestrial digital audio broadcasting technology, known as In-Band On-Channel™ or HD Radio, for radio stations. Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. This technology permits FM and AM stations to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. We have elected and commenced the process of rolling out this technology on a gradual basis owing to the absence of receivers equipped to receive such signals and are considering its merits as well as its costs. It is unclear what effect such technology will have on our business or the operations of our radio stations.

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

Satellite Digital Audio Radio Service. The FCC has allocated spectrum to a new technology, satellite digital audio radio service, to deliver satellite-based audio programming to a national or regional audience. The FCC has licensed two entities, XM Radio, Inc. and Sirius Satellite Radio, Inc., to provide this service. The nationwide reach of the satellite digital audio radio service allows niche programming aimed at diverse communities that we are targeting. This technology competes for audience share, but generally not for local advertising revenue, with conventional terrestrial radio broadcasting. These competitors have both commenced operations and are offering their services nationwide. They have pending before the FCC and the Department of Justice a request to merge. We have opposed that request on the basis that the FCC intended, in creating the services, that there be two competing parties. We are not certain what the impact on our stations will be if XM Radio, Inc. and Sirius Satellite Radio, Inc. are permitted to and carry out such a merger.

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

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the

SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-service stations in those markets where the satellite operators have implemented local-into-local service. The SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004 (SHVERA). SHVERA extended the ability of satellite operators to implement local-into-local service. The FCC is in the process of requiring television stations to disclose additional information on their compliance with public service obligations, considering the local service obligations of broadcasters, and promoting greater diversity during among broadcasters. We do not expect any material impact on our business from such proposed or adopted rules. Please see “Risk Factors,” below.

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

Federal law does not require the removal of existing lawful billboards, but does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a federally aided primary or interstate highway. State governments have purchased and removed legal billboards for beautification in the past, using federal funding for transportation enhancement programs, and may do so in the future. Governmental authorities from time to time use the power of eminent domain to remove billboards. Thus far, we have been able to obtain satisfactory compensation for any of our billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future. Local governments do not generally purchase billboards for beautification, but some have attempted to force the removal of legal but nonconforming billboards (billboards which conformed with applicable zoning regulations when built but which do not conform to current zoning regulations) after a period of years under a concept called “amortization,” by which the governmental body asserts that just compensation is earned by continued operation over time. Although there is some question as to the legality of amortization under federal and many state laws, amortization has been upheld in some instances. We generally have been successful in negotiating settlements with municipalities for billboards required to be removed. Restrictive regulations also limit our ability to rebuild or replace nonconforming billboards. The outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. The outdoor advertising industry also is protected to varying degrees by state and federal legal, including constitutional, protections on expression.

State and local governments from time to time also regulate the outdoor advertising of alcohol products. Alcohol-related advertising represented approximately 8% of the total revenue of our outdoor advertising business in 2007. As a matter of both company policy and industry practice (on a voluntary basis), we have not posted any alcohol advertisements within a 500 square foot radius of any school, church or hospital.

ITEM 1A.	RISK FACTORS

We have a history of losses that, if continued, could adversely affect the market price of our securities and our ability to raise capital.

We had net losses of approximately $43.1 million, $134.6 million and $9.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

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

As of December 31, 2007, we had $480 million of debt outstanding under our syndicated bank credit facility. A significant portion of our cash flow from operations will be dedicated to servicing our debt obligations, and our ability to obtain additional financing may be limited. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If the amounts outstanding under our syndicated bank credit facility are accelerated, our assets may not be sufficient to repay in full the money owed to such lenders.

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

Goodwill and intangible assets totaled $981 million at December 31, 2007, primarily attributable to acquisitions in recent years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value. At least annually, we test our goodwill and indefinite lived intangible assets for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors. In 2007, we determined that our outdoor reporting unit carrying value exceeded its fair value less costs to sell for which we recognized an impairment charge of $79.5 million. Appraisals of any of our reporting units or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of our intangible assets. Any determination of impairment of our goodwill or other intangibles could have an adverse effect on our financial condition and results of operations.

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

Univision currently owns less than 15% of our common stock on a fully-converted basis. As of December 31, 2005, Univision owned approximately 30% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company would not exceed 15% by March 26, 2006 and will not exceed 10% by March 26, 2009. Univision’s required divestiture of a significant portion of its remaining equity interest in our company over the next year, whether in a single transaction or a series of transactions, could depress the market value of our Class A common stock.

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

As of December 31, 2007, Walter F. Ulloa, Philip C. Wilkinson and Paul Zevnik together hold approximately 80% of the combined voting power of our outstanding shares of common stock. Each of Messrs.

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

The FCC requirement for us to convert to digital television may not result in commercial benefit unless there is sufficient consumer demand.

Until commercial demand for digital television services increases, these digital operations may not prove commercially beneficial. Our stations may continue to broadcast analog signals until the February 17, 2009 deadline for conversion to digital-only operations. Once broadcast television becomes digital-only, we expect that sufficient demand will exist.

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

We are considering whether, in the future, to continue to elect “must-carry” treatment or to negotiate retransmission consent agreements, pursuant to which we could secure consideration in return for the carriage of our broadcast signals by cable television.

Our low-power television stations do not have cable “must carry” rights. Some of our low-power television stations are carried on cable systems as they provide broadcast programming the cable systems desire. We may face future uncertainty with respect to the availability of cable carriage for our stations in seven markets where we currently hold only a low-power license.

Carriage of our signals on direct broadcast satellite services is subject to direct broadcast satellite companies providing local broadcast signals in the television markets we serve and our decision as to the terms upon which our signals will be carried.

The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allowed DBS television companies, which are currently DirecTV and EchoStar/Dish Network, for the first time to transmit local broadcast television station signals back to their subscribers in local markets. In exchange for this privilege, however, SHVIA required that in television markets in which a DBS company elects to pick up and retransmit any local broadcast station signals, the DBS provider must also offer to its subscribers signals from all other qualified local broadcast television stations in that market. Our broadcast television stations in markets for which DBS operators have elected to carry local stations have sought to qualify for carriage under this “carry one/carry all” rule.

The SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA. The SHVERA legislation extended the “carry one/carry all” rule. We have historically asserted “must carry” rights where DBS operators were providing local-into-local service. We are considering whether, in the future, to elect “must carry” treatment or to negotiate retransmission consent agreements pursuant to which we would secure consideration in return for the carriage of our broadcast signals by DBS services.

The FCC’s new ownership rules could lead to increased market power for our competitors.

On June 2, 2003, the FCC revised its national ownership policy, modified television and cross-ownership restrictions, and changed its methodology for defining radio markets. Ultimately, the only rules that were adopted were those dealing with the determination of the number of local radio stations in local radio markets and loosening the limitations on newspaper-broadcast cross-ownership. Congress has also indicated its concern over the FCC’s new rules and legislation has been considered to restrict the changes. To date, however, only a reduction in the nationwide television cap, to 39% of the viewing public, has been the subject of federal legislation. Accordingly, the impact of changes in the FCC’s restrictions on how many stations a party may own, operate and/or control and on our future acquisitions and competition from other companies is limited, but, in connection with local radio ownership and newspaper-broadcast cross-ownership, could result in our competitors’ (including newspaper owners’) ability to increase their presence in the markets in which we operate.

The sale of our outdoor advertising operations has not yet closed.

In February 2008, we entered into a definitive agreement to sell our outdoor advertising business to Lamar Advertising Co. for $100 million in cash. The sale is expected to close in the second quarter of 2008. Upon the consummation of the transaction, we will no longer have outdoor advertising operations. However, unless and until such time, we will continue to own and operate our outdoor advertising assets held for sale, subject to all required laws, rules and regulations that apply to that aspect of our business, as well as to continue to incur all financial obligations with respect to that business.

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

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Monica, California. We lease approximately 16,000 square feet of space in the building housing our corporate headquarters under a lease expiring in 2012. We also lease approximately 38,000 square feet of space in the building housing our radio network and our outdoor segment headquarters in Los Angeles, California, under a lease expiring in 2016.

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

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ended December 31, 2006
First Quarter	$9.18	$6.80
Second Quarter	$9.18	$7.59
Third Quarter	$8.56	$6.59
Fourth Quarter	$8.43	$6.86

Year Ending December 31, 2007
First Quarter	$9.99	$7.60
Second Quarter	$10.79	$9.05
Third Quarter	$11.25	$7.37
Fourth Quarter	$10.71	$6.70

As of February 29, 2008, there were approximately 129 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by Research Data Group, Inc., depicts our quarterly performance for the period from December 31, 2002 through December 31, 2007, as measured by total stockholder return on our Class A common stock compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

	12/02	3/03	6/03	9/03	12/03	3/04	6/04	9/04	12/04	3/05	6/05
Entravision Communications Corporation	100.00	54.11	113.73	95.19	111.22	89.88	76.95	76.25	83.67	88.88	78.06
S&P 500	100.00	96.85	111.76	114.72	128.68	130.86	133.12	130.63	142.69	139.62	141.53
S&P Broadcasting & Cable TV	100.00	111.49	123.83	122.96	137.58	120.79	114.73	110.87	125.34	126.82	115.96

	9/05	12/05	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07
Entravision Communications Corporation	78.86	71.34	91.78	85.87	74.55	82.36	93.59	104.51	92.38	78.46
S&P 500	146.63	149.70	156.00	153.75	162.46	173.34	174.45	185.40	189.17	182.87
S&P Broadcasting & Cable TV	113.17	104.62	103.64	121.43	131.07	150.65	142.21	152.74	139.81	116.36

*	Assumes $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	9,668,755	(2)	$11.04	(3)	11,831,245
Employee Stock Purchase Plan	N/A	(4)	N/A	(4)	3,487,582
Equity compensation plans not approved by security holders	—		—		—

Total	9,668,755		$11.04		15,318,827

(1)	Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.
(2)	Includes an aggregate of 1,140,400 restricted stock units.
(3)	Weighted average exercise price of outstanding options; excludes restricted stock units.
(4)	Our 2001 Employee Stock Purchase Plan permits full-time employees to have payroll deductions made to purchase shares of our Class A common stock during specified purchase periods. The purchase price is the lower of 85% of (1) the fair market value per share of our Class A common stock on the last business day before the purchase period begins and (2) the fair market value per share of our Class A common stock on the last business day of the purchase period. Consequently, the price at which shares will be purchased for the purchase period currently in effect is not known.

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

As of December 31, 2007, we had repurchased approximately 8.4 million shares at an average price of $8.29 for an aggregate purchase price of approximately $69.4 million, as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in thousands)
October 1, 2007 to October 31, 2007	3,800	$9.24	3,800	$46,000
November 1, 2007 to November 31, 2007	2,060,001	$7.50	2,060,001	$30,557

Quarter ended December 31, 2007	2,063,801	$7.50	2,063,801	$30,557

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 and with respect to our consolidated balance sheets as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements not included herein. The consolidated statement of operations data for all prior periods has been reclassified to reflect the outdoor operations as discontinued operations (see Note 1 to Notes to Consolidated Financial Statements).

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

(In thousands, except share and per share data)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Net revenue	$250,046	$255,134	$246,766	$228,105	$207,747

Direct operating expenses	99,608	98,306	96,195	90,680	86,577
Selling, general and administrative expenses	44,267	46,260	46,834	44,832	45,596
Corporate expenses	17,353	17,520	16,255	15,164	14,083
(Gain) loss on sale of assets	—	(26,160)	—	(3,487)	945
Depreciation and amortization	22,565	21,769	23,802	21,418	22,584
Impairment charge	—	189,661	—	—	—

	183,793	347,356	183,086	168,607	169,785

Operating income (loss)	66,253	(92,222)	63,680	59,498	37,962
Interest expense	(49,405)	(29,431)	(29,848)	(28,282)	(26,892)
Interest income	4,809	1,602	966	456	145
Loss on debt extinguishment	—	—	(27,969)	—	—

Income (loss) before income taxes	21,657	(120,051)	6,829	31,672	11,215
Income tax (expense) benefit	18,047	(2,273)	(5,025)	(14,616)	(7,785)

Income (loss) before equity in net income (loss) of nonconsolidated affiliate and discontinued operations	39,704	(122,324)	1,804	17,056	3,430
Equity in net income (loss) of nonconsolidated affiliate	336	(152)	(144)	(6)	295

Income (loss) from continuing operations	40,040	(122,476)	1,660	17,050	3,725
Gain on disposal of discontinued operations	—	—	—	521	9,346
Loss from discontinued operations	(83,157)	(12,123)	(11,317)	(11,407)	(10,804)

Net income (loss)	(43,117)	(134,599)	(9,657)	6,164	2,267
Accretion of preferred stock redemption value	—	—	—	(15,913)	(11,348)

Net loss applicable to common stockholders	$(43,117)	$(134,599)	$(9,657)	$(9,749)	$(9,081)

Net loss per share applicable to common stockholders, basic and diluted	$(0.42)	$(1.27)	$(0.08)	$(0.09)	$(0.08)

Weighted average common shares outstanding, basic	102,382,307	106,078,486	124,293,792	105,758,136	112,611,511

Weighted average common shares outstanding, diluted	103,020,657	106,078,486	124,484,472	106,108,146	112,611,511

	Years Ended December 31,
	2007	2006	2005	2004	2003
Other Data:
Capital expenditures	$14,284	$21,885	$18,190	$13,805	$17,161
Balance Sheet Data:
Cash and cash equivalents	$86,945	$118,525	$65,610	$46,969	$19,806
Total assets	1,366,148	1,418,664	1,743,159	1,689,712	1,686,968
Long-term debt, including current portion	484,078	497,770	506,602	482,976	377,615
Series A mandatorily redeemable convertible preferred stock	—	—	—	—	112,269
Total stockholders’ equity	$657,810	$751,719	$1,028,933	$1,037,672	$1,046,001

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2007, 2006 and 2005 and consolidated financial condition as of December 31, 2007 and 2006 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

OVERVIEW

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Additionally, as of December 1, 2007, our outdoor advertising assets are classified as held for sale.

As of the date of filing this report, we own and/or operate 51 primary television stations that are located primarily in the southwestern United States. We own and/or operate 48 radio stations (37 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Our outdoor advertising operations consist of approximately 11,000 advertising faces located primarily in Los Angeles and New York. As of December 1, 2007, our outdoor advertising assets are presented as held for sale.

The comparability of our results between 2007 and 2006 is significantly affected by acquisitions and dispositions in those periods. In those years, we primarily acquired new media properties in markets where we already owned existing media properties. While new media properties contribute to the financial results of their markets, we do not attempt to measure their effect as they typically are integrated into existing operations.

We generate revenue from sales of national and local advertising time on television and radio stations. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers.

Our primary expenses are employee compensation, including commissions paid to our sales staff and amounts paid to our national representative firms, as well as expenses for marketing, promotion and selling, technical, local programming, engineering, and general and administrative. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets.

Highlights

During 2007, we faced difficult comparisons due to the absence of certain major events, such as World Cup and political activity that occurred in 2006. In addition, we were confronted with a weak advertising environment, both in television and radio. Nevertheless, we continued to build our audience shares, drive operating efficiencies and control costs.

Our television segment generated $156.4 million in net revenue in 2007. We sustained solid ratings across this segment, and advertising rates continued to be solid. Our television results were driven by continued growth in our top advertising categories, including automotive, fast-food restaurants, telecommunications and retail. We continued to enjoy significant revenue growth from certain of our television stations located in markets with rapidly growing Hispanic populations. Notwithstanding the net revenue growth of these particular stations, net revenue for our television segment as a whole decreased by $2.1 million or 1% for 2007 from $158.5 million for 2006. This decrease in net revenue was primarily due to a decrease in national advertising sales, primarily as a result of difficult revenue comparisons due to significant non-recurring events that occurred during 2006, such as World Cup and political activity.

Our radio segment contributed $93.7 million in net revenue in 2007 as we concentrated our efforts on local sales, which accounted for 77% of total radio segment sales in 2007. Our radio results were driven by continued growth in our top advertising categories, including automotive, travel and leisure, services and telecommunications. Our radio results were partly due to revenue growth from our radio stations where we added our third network format, “José: Toca lo Que Quiere” (“plays what he wants”), which features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, as well as our stations that began broadcasting the “Piolin por la Mañana,” syndicated morning show, one of the highest-rated Spanish-language radio programs in the country, and have seen solid ratings growth in all of these markets. Notwithstanding the net revenue growth of these particular stations, net revenue for our radio segment as a whole decreased by $3 million or 3% for 2007 from $96.7 million for 2006. The decrease in net revenue would have been lower but for the loss of net revenue from our radio stations serving the Tucson and Dallas markets, which we sold in the third quarter and fourth quarter of 2006, respectively. The decrease in net revenue was also partly due to difficult comparisons from 2006, where we benefited from World Cup and political advertising revenue.

In December 2007, we began operating WNUE-FM, serving the Orlando, Florida market, as part of our pending acquisition of this station that we expect to complete in the first quarter of 2008. With the addition of WNUE-FM, Orlando will become our 11th market in which we own both radio and television assets.

Acquisitions and Dispositions

In April 2007, we acquired a full power television construction permit Colorado Springs, Colorado for $2.6 million in an auction held by the FCC. We evaluated the transferred set of activities, assets, inputs, outputs and processes from this acquisition and determined that the items excluded were significant and that this acquisition was not considered a business.

In a strategic effort to focus our resources on strengthening existing clusters and expanding into new U.S. Hispanic markets, we regularly review our portfolio of media properties and seek to divest non-core assets in markets where we do not see the opportunity to grow to scale and build out clusters. In accordance with this strategy, we are currently in the process of selling our outdoor advertising operations. In February 2008, we entered into a definitive agreement to sell our outdoor operations to Lamar Advertising Co. for $100 million in cash. The sale is expected to close in the second quarter of 2008. Upon the consummation of the transaction, the Company will no longer have outdoor operations. Accordingly, our financial statements reflect the outdoor segment as discontinued operations; we have presented the related assets and liabilities as assets held for sale and reclassified the related revenue and expenses as discontinued operations.

Relationship with Univision

Univision currently owns less than 15% of our common stock on a fully-converted basis. As of December 31, 2005, Univision owned approximately 30% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company would not exceed 15% by March 26, 2006 and will not exceed 10% by March 26, 2009. In January 2006, we sold the assets of radio stations KBRG-FM and

KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. Univision paid the full amount of the purchase price in the form of approximately 12.6 million shares of our Class U common stock held by Univision. Subsequently, in 2006, we repurchased 7.2 million shares of our Class U common stock held by Univision for $52.5 million. In February 2008, we repurchased an additional 1,500,000 shares of Class U common stock held by Univision for $10.4 million.

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the years ended December 31, 2007 and 2006, the amount paid by the Company to Univision in this capacity was $10.1 and $10.4 million, respectively.

RESULTS OF OPERATIONS

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and loss (gain) on sale of assets. The Company evaluates the performance of its operating segments based on the following (unaudited; in thousands):

	Years Ended December 31,			% Change 2007 to 2006	% Change 2006 to 2005
	2007	2006	2005
Net Revenue
Television	$156,375	$158,466	$146,184	(1)%	8%
Radio	93,671	96,668	100,582	(3)%	(4)%

Consolidated	250,046	255,134	246,766	(2)%	3%

Direct operating expenses
Television	64,242	61,620	58,420	4%	5%
Radio	35,366	36,686	37,775	(4)%	(3)%

Consolidated	99,608	98,306	96,195	1%	2%

Selling, general and administrative expenses
Television	23,072	23,902	22,524	(3)%	6%
Radio	21,195	22,358	24,310	(5)%	(8)%

Consolidated	44,267	46,260	46,834	(4)%	(1)%

Depreciation and amortization
Television	17,257	15,374	15,485	12%	(1)%
Radio	5,308	6,395	8,317	(17)%	(23)%

Consolidated	22,565	21,769	23,802	4%	(9)%

Segment operating profit
Television	51,804	57,570	49,755	(10)%	16%
Radio	31,802	31,229	30,180	2%	3%

Consolidated	83,606	88,799	79,935	(6)%	11%
Corporate expenses	17,353	17,520	16,255	(1)%	8%
Gain on sale of assets	—	(26,160)	—	*	*
Impairment charge	—	189,661	—	*	*

Operating income (loss)	$66,253	$(92,222)	$63,680	*	*

Consolidated adjusted EBITDA (1)	$94,110	$100,081	$92,473	(6)%	8%

Capital expenditures
Television	$11,293	$18,700	$14,843
Radio	2,991	3,185	3,347

Consolidated	$14,284	$21,885	$18,190

Total assets
Television	$517,878	$529,478	$493,904
Radio	745,296	713,855	984,559
Outdoor	—	175,331	195,242
Assets held for sale (2)	102,974	—	69,454

Consolidated	$1,366,148	$1,418,664	$1,743,159

(footnotes on next page)

*	Percentage not meaningful.
(1)	Consolidated adjusted EBITDA means net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses, non-cash corporate expense, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash stock-based compensation, non-cash corporate expense, non-cash impairment loss, loss (gain) on sale of assets, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.00 to 1 on a pro forma basis for the prior full year. The actual maximum net debt ratios were as follows (in each case as of December 31): 2007, 4.9 to 1; 2006, 4.9 to 1; 2005 5.3 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our new syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash (gain) loss on sale of assets, non-cash depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation awards, non-cash corporate expense, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business.

(2)	2007 amounts represent outdoor assets classified as assets held for sale. 2005 amounts represent radio assets classified as held for sale.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Consolidated adjusted EBITDA (1)	$94,110	$100,081	$92,473

Interest expense	(49,405)	(29,431)	(29,848)
Interest income	4,809	1,602	966
Loss on debt extinguishment	—	—	(27,969)
Income tax (expense) benefit	18,047	(2,273)	(5,025)
Amortization of syndication contracts	(1,798)	(87)	(72)
Payments on syndication contracts	1,830	83	7
Gain on sale of assets	—	26,160	—
Non-cash expense included in corporate expenses	—	(213)	—
Non-cash stock-based compensation included in direct operating expenses	(431)	(267)	—
Non-cash stock-based compensation included in selling, general and administrative expenses	(678)	(911)	(229)
Non-cash stock-based compensation included in corporate expenses	(1,884)	(1,576)	(768)
Depreciation and amortization	(22,565)	(21,769)	(23,802)
Impairment charge	—	(189,661)	—
Carrying value adjustment in discontinued operations	(79,460)	—	—
Reclassified items in discontinued operations	(6,028)	(16,185)	(15,246)
Equity in net income (loss) of nonconsolidated affiliates	336	(152)	(144)

Net loss	(43,117)	(134,599)	(9,657)

Depreciation and amortization	22,565	21,769	23,802
Impairment charge	—	189,661	—
Deferred income taxes	(18,589)	(2,146)	3,615
Amortization of debt issue costs	404	406	1,888
Amortization of syndication contracts	1,798	87	72
Payments on syndication contracts	(1,830)	(83)	(7)
Equity in net (income) loss of nonconsolidated affiliate	(336)	152	144
Non-cash stock-based compensation	2,993	2,754	997
Gain on sale of media properties and other assets	—	(26,160)	—
Loss on debt extinguishment	—	—	9,581
Change in fair value of interest rate swap agreements	17,667	(2,359)	(3,750)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(4,015)	482	(7,645)
(Increase) decrease in prepaid expenses and other assets	84	1,390	(1,860)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(938)	(4,454)	4,078
Effect of discontinued operations	86,579	15,129	14,682

Cash flows from operating activities	$63,265	$62,029	$35,940

(footnotes on preceding page)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Consolidated Operations

Net Revenue. Net revenue decreased to $250.0 million for the year ended December 31, 2007 from $255.1 million for the year ended December 31, 2006, a decrease of $5.1 million. Of the overall decrease, $3.0 million came from our radio segment and was primarily attributable to a decrease in net revenue from our Tucson and Dallas radio stations that we sold in 2006, partially offset by an increase in local advertising sales despite difficult World Cup comparisons. Additionally, $2.1 million of the overall decrease came from our television segment and was primarily attributable to a decrease in national advertising sales, due to a decrease in advertising rates, as well as strong 2006 non-recurring revenue from major events, such as World Cup and political activity.

We currently anticipate that net revenue will decrease during the first quarter of 2008 as compared to the first quarter of 2007 due to a weak advertising environment. Although we do not know when the advertising environment will change, on a long-term basis, we currently anticipate that the number of advertisers purchasing Spanish-language advertising will continue to rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to increase our rates, resulting in continued increases in net revenue in future periods on a long-term basis.

Direct Operating Expenses. Direct operating expenses increased to $99.6 million for the year ended December 31, 2007 from $98.3 million for the year ended December 31, 2006, an increase of $1.3 million. Of the overall increase, $2.6 million came from our television segment. The increase was primarily attributable to increases in wages, news costs related to the addition or expansion of our newscast operations and utility and rent expense related to digital television, partially offset by a decrease in rating service expense. The overall increase was partially offset by a decrease of $1.3 million from our radio segment. The decrease was primarily attributable to a decrease in direct operating expenses from our Tucson and Dallas radio stations that we sold in 2006, partially offset by an increase in wages. As a percentage of net revenue, direct operating expenses increased to 40% for the year ended December 31, 2007 from 39% for the year ended December 31, 2006. Direct operating expenses as a percentage of net revenue increased because net revenue decreased as direct operating expenses increased.

We currently anticipate that our direct operating expenses will increase during the first quarter of 2008. Despite the fact that direct operating expenses as a percentage of net revenue increased in the year ended December 31, 2007, we currently anticipate that, on a long-term basis, net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will be constant or decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $44.3 million for the year ended December 31, 2007 from $46.3 million for the year ended December 31, 2006, a decrease of $2.0 million. Of the overall decrease, $1.2 million came from our radio segment. The decrease was primarily attributable to a decrease in selling, general and administrative expenses from our Tucson and Dallas radio stations that we sold, partially offset by an increase in wages and bad debt expense. Additionally, $0.8 million of the overall decrease came from our television segment. The decrease was primarily attributable to reduced expenses in accordance with the terms of the TeleFutura marketing and sales agreement with Univision and a decrease in non-cash stock-based compensation expense, partially offset by an increase in bad debt expense. As a percentage of net revenue, selling, general and administrative expenses remained the same at 18% for each of the years ended December 31, 2007 and 2006.

We currently anticipate that, on a long-term basis, net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will continue to remain constant or decrease in future periods.

Corporate Expenses. Corporate expenses decreased to $17.4 million for the year ended December 31, 2007 from $17.5 million for the year ended December 31, 2006, a decrease of $0.1 million. The decrease was primarily attributable to a decrease in bonuses. As a percentage of net revenue, corporate expenses remained the same at 7% for each of the years ended December 31, 2007 and 2006.

We currently anticipate that our corporate expenses will remain constant during the first quarter of 2008 as compared to the first quarter of 2007. We currently anticipate that, on a long-term basis, net revenue increases will outpace corporate expense increases such that corporate expenses as a percentage of net revenue will continue to remain constant or decrease in future periods.

Gain (Loss) on Sale of Assets. The gain on sale of assets was $26.2 million for the year ended December 31, 2006. The gain was primarily attributable to the gain on sale of the radio assets in the San Francisco/San Jose, Tucson and Dallas markets.

Depreciation and Amortization. Depreciation and amortization increased to $22.6 million for the year ended December 31, 2007 from $21.8 million for the year ended December 31, 2006, an increase of $0.8 million. The increase was primarily due to an increase in the depreciation of television digital equipment, partially offset by a decrease in depreciation and amortization due to the sale of the radio assets in the Tucson and Dallas markets in 2006.

Impairment Charge. Discontinued operations includes a carrying value adjustment of $79.5 million for the year ended December 31, 2007, which was a result of a carrying value adjustment to our outdoor assets as a result of a general slowing of growth in our outdoor reporting unit over recent quarters. Continuing operations includes an impairment charge of $189.7 million for the year ended December 31, 2006 and was a result of a $156.2 million impairment of goodwill in our radio segment and a $33.5 million impairment of our radio FCC licenses primarily related to increased competition and a general slowing of growth in the radio industry.

Operating Income (loss). As a result of the above factors, operating income was $66.3 million for the year ended December 31, 2007, compared to an operating loss of $92.2 million for the year ended December 31, 2006.

Interest Expense. Interest expense increased to $49.4 million for the year ended December 31, 2007 from $29.4 million for the year ended December 31, 2006, an increase of $20.0 million. The increase was attributable to the decrease in the fair value of our interest rate swap agreements.

Income Tax Expense. Our expected annual tax rate is approximately 38% of pre-tax income or loss, adjusted for permanent tax differences. The tax benefit for the year ended December 31, 2007 was less than the annual effective tax rate because of state income and capital taxes. We currently have net operating loss carryforwards of approximately $99.5 million available to offset future taxable income through the year 2026 that we expect will be utilized prior to their expiration.

Discontinued Operations. We have entered into a definitive agreement to sell our outdoor advertising operations, which is expected to be completed during the second quarter of 2008. Upon the closing of the transaction, we will no longer have outdoor advertising operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) we reported the results of our outdoor advertising operations in discontinued operations within the statements of operations. As part of our annual impairment testing and decision to sell the outdoor segment, we recorded a $79.5 million carrying value adjustment of outdoor intangible assets in the fourth quarter of 2007 that is included in discontinued operations. The carrying value adjustment reduced substantially all of the goodwill associated with the unit as well as $19.5 million of intangible assets subject to amortization.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $156.4 million for the year ended December 31, 2007 from $158.5 million for the year ended December 31, 2006, a decrease of $2.1 million. The overall decrease was primarily attributable to a decrease in national advertising sales, primarily due to a decrease in advertising rates. For the year ended December 31, 2006, we had strong revenue from major non-recurring events, such as World Cup and political activity.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $64.2 million for the year ended December 31, 2007 from $61.6 million for the year ended December 31, 2006, an increase of

$2.6 million. The increase was primarily attributable to increases in wages, news costs related to the addition or expansion of our newscast operations and utility and rent expense related to digital television, partially offset by a decrease in rating service expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $23.1 million for the year ended December 31, 2007 from $23.9 million for the year ended December 31, 2006, a decrease of $0.8 million. The decrease was primarily attributable to reduced expenses in accordance with the terms of the TeleFutura marketing and sales agreement with Univision and a decrease in non-cash stock-based compensation expense, partially offset by an increase in bad debt expense.

Radio

Net Revenue. Net revenue in our radio segment decreased to $93.7 million for the year ended December 31, 2007 from $96.7 million for the year ended December 31, 2006, a decrease of $3.0 million. The decrease was primarily attributable to a decrease in net revenue from our Tucson and Dallas radio stations that we sold in 2006, partially offset by an increase in local advertising sales despite difficult World Cup comparisons.

There has been a general slowing of growth in the radio industry over recent quarters, and we currently anticipate that this will continue. However, we currently anticipate that we will continue to outperform the radio industry as a whole in future periods.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $35.4 million for the year ended December 31, 2007 from $36.7 million for the year ended December 31, 2006, a decrease of $1.3 million. The decrease was primarily attributable to a decrease in direct operating expenses from our Tucson and Dallas radio stations that we sold in 2006, partially offset by an increase in wages.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $21.2 million for the year ended December 31, 2007 from $22.4 million for the year ended December 31, 2006, a decrease of $1.2 million. The decrease was primarily attributable to a decrease in selling, general and administrative expenses from our Tucson and Dallas radio stations that we sold in 2006, partially offset by an increase in wages.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Consolidated Operations

Net Revenue. Net revenue increased to $255.1 million for the year ended December 31, 2006 from $246.8 million for the year ended December 31, 2005, an increase of $8.3 million. Of the overall increase, $12.2 million came from our television segment. The increase from this segment was primarily attributable to an increase in both local and national advertising sales, primarily attributable to an increase in advertising rates, partially attributable to World Cup and political advertising. The overall increase was partially offset by a $3.9 million decrease in our radio net revenue. The decrease was primarily attributable to a decrease in net revenue from our San Francisco/San Jose, Tucson and Dallas radio stations that we sold, partially offset by an increase in inventory sold and advertising rates.

Direct Operating Expenses. Direct operating expenses increased to $98.3 million for the year ended December 31, 2006 from $96.2 million for the year ended December 31, 2005, an increase of $2.1 million. Of the overall increase, $3.2 million came from our television segment. The increase from this segment was primarily attributable to increases in national representation fees and other sales expenses associated with the increase in net revenue and syndicated programming expense, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision. The overall increase was partially offset by a $1.1 million decrease in our radio direct operating expenses. The decrease was primarily attributable to a decrease in direct operating expenses from our San Francisco/San Jose, Tucson and Dallas radio stations that we sold in 2006, partially offset by an increase in commissions and other sales-related expenses associated with the increase in net revenue of the other radio stations. As a percentage of net revenue, direct operating expenses remained constant at 39% for the years ended December 31, 2006 and 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $46.3 million for the year ended December 31, 2006 from $46.8 million for the year ended December 31, 2005, a decrease of $0.6 million. Of the overall decrease, $2.0 million came from our radio segment. The decrease from this segment was primarily attributable to a decrease in selling, general and administrative expenses from our San Francisco/San Jose, Tucson and Dallas radio stations that we sold, partially offset by increased wages and insurance expense. The overall decrease was partially offset by a $1.4 million increase from our television segment. The increase from this segment was primarily attributable to increases in bad debt expense, insurance expense, and non-cash stock based compensation of $0.6 million, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision. As a percentage of net revenue, selling, general and administrative expenses decreased to 18% for the year ended December 31, 2006 from 19% for the year ended December 31, 2005.

Corporate Expenses. Corporate expenses increased to $17.5 million for the year ended December 31, 2006 from $16.3 million for the year ended December 31, 2005, an increase of $1.2 million. The increase was primarily attributable to increased non-cash stock-based compensation of $0.8 million. The remaining increase was primarily attributable to higher professional fees and salaries. As a percentage of net revenue, corporate expenses remained constant at 7% for each of the years ended December 31, 2006 and 2005.

Gain (Loss) on Sale of Assets. The gain on sale of assets was $26.2 million for the year ended December 31, 2006. The gain was primarily attributable to the gain on sale of the radio assets in the San Francisco/San Jose, Tucson and Dallas markets.

Depreciation and Amortization. Depreciation and amortization decreased to $21.8 million for the year ended December 31, 2006 from $23.8 million for the year ended December 31, 2005, a decrease of $2.0 million. The decrease for the year ended December 31, 2006 was primarily attributable to lower depreciation and amortization due to the sale of the radio assets in the San Francisco/San Jose, Tucson and Dallas markets.

Impairment Charge: The impairment charge of $189.7 million for the year ended December 31, 2006 was a result of a $156.2 million impairment of goodwill in our radio segment and a $33.5 million impairment of our radio FCC licenses.

Operating Income. As a result of the above factors, operating loss was $92.2 million for the year ended December 31, 2006, compared to operating income of $63.7 million for the year ended December 31, 2005.

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

Income Tax Expense. Our tax rate is approximately 39% of pre-tax income or loss, adjusted for permanent tax differences. The tax benefit was less than the expected 39% of the pre-tax loss because of state income taxes and non-deductible expenses, including goodwill impairment, non-cash stock-based compensation and meals and entertainment.

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

Direct Operating Expenses. Direct operating expenses in our television segment increased to $61.6 million for the year ended December 31, 2006 from $58.4 million for the year ended December 31, 2005, an increase of $3.2 million. The increase was primarily attributable to increases in national representation fees and other sales expenses associated with the increase in net revenue and syndicated programming expense, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $23.9 million for the year ended December 31, 2006 from $22.5 million for the year ended December 31, 2005, an increase of $1.4 million. The increase was primarily attributable to increases in bad debt expense, insurance expense, and non-cash stock-based compensation of $0.6 million, partially offset by reduced expenses in accordance with the terms of an amendment to our marketing and sales agreement with Univision.

Radio

Net Revenue. Net revenue in our radio segment decreased to $96.7 million for the year ended December 31, 2006 from $100.6 million for the year ended December 31, 2005, a decrease of $3.9 million. The decrease was primarily attributable to a decrease in net revenue from our San Francisco/San Jose, Tucson and Dallas radio stations that we sold, partially offset by an increase in inventory sold and advertising rates. Additionally, there has been a general slowing of growth in the radio industry over recent quarters, and we expect that this will continue. However, we expect to continue to outperform the general radio industry in future periods.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $36.7 million for the year ended December 31, 2006 from $37.8 million for the year ended December 31, 2005, a decrease of $1.1 million. The decrease was primarily attributable to a decrease in direct operating expenses from our San Francisco/San Jose, Tucson and Dallas radio stations that we sold, partially offset by increases in commissions and other sales-related expenses of the other radio stations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $22.4 million for the year ended December 31, 2006 from $24.3 million for the year ended December 31, 2005, a decrease of $1.9 million. The decrease was primarily attributable to a decrease in selling, general and administrative expenses from our San Francisco/San Jose, Tucson and Dallas radio stations that we sold, partially offset by increases in wages and insurance expense.

Liquidity and Capital Resources

While we have had a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We expect to fund anticipated cash requirements, including acquisitions, anticipated capital expenditures, payments of principal and interest on outstanding indebtedness and repurchases of our Class A common stock, with cash on hand, cash flows from operations and externally generated funds, such as proceeds from any debt or equity offering and our syndicated bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our syndicated bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

In January 2006, we acquired approximately 12.6 million shares of our Class U common stock held by Univision in exchange for the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market. Additionally, we repurchased 7.2 million shares of our Class U common stock held by Univision for $52.5 million in 2006 using cash generated from operations and unrestricted proceeds which were remaining from our refinanced syndicated bank credit facility. In February 2008, the Company repurchased 1,500,000 shares of Class U common stock held by Univision for $10.4 million.

On November 1, 2006, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance stock repurchases, if and when made, with available cash on hand and cash provided by operations. As of December 31, 2007, we had repurchased approximately 8.4 million shares for an aggregate purchase price of approximately $69 million.

In February 2008, we entered into a definitive agreement to sell our outdoor operations to Lamar Advertising Co. for $100 million in cash. The sale is expected to close in the second quarter of 2008. We believe that the net proceeds of the sale will strengthen our ability to invest in our core television and radio businesses while improving our financial flexibility.

Syndicated Bank Credit Facility

In September 2005, we entered into our current syndicated bank credit facility with a $650 million senior secured syndicated bank credit facility, consisting of a 7 1/2-year $500 million term loan and a 6 1/2-year $150 million revolving facility. The term loan under the syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding borrowings under our former syndicated bank credit facility, (ii) to complete a tender offer for our previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

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

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.23% at December 31, 2007. As of December 31, 2007, $480 million of our term loan was outstanding. As of December 31, 2007, we had three interest rate swap agreements with a $378 million aggregate notional amount and one interest rate swap agreement with a $112 million aggregate notional amount as discussed in Derivative Instruments hereunder.

Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage covenants. As of December 31, 2007, we had approximately $2 million in outstanding letters of credit and $148 million was available under our revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The covenants become increasingly restrictive in the later years of the syndicated bank credit facility. Our syndicated bank credit facility also requires us to maintain our FCC licenses for our broadcast properties and contains restrictions on the incurrence of additional debt, the payment of dividends, the making of acquisitions and the sale of assets over a certain limit. Additionally, we entered into four interest rate swap agreements because our leverage exceeded certain limits. See also the section entitled “Derivative Instruments” below.

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

Derivative Instruments

As of December 31, 2007, the Company had three interest rate swap agreements with a $378 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $112 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements. As of December 31, 2007, these interest rate swap agreements were not designated for hedge accounting treatment under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations and as a result, changes in their fair values are reflected currently in earnings.

As of December 31, 2007, the fair value of the interest rate swap agreements was a liability of $11.6 million and is classified in other liabilities on the balance sheet. As of December 31, 2006, the fair value of the interest rate swap agreements was an asset of $6.1 million and is classified in other assets on our balance sheet.

The Company recognized an increase of $17.7 million in interest expense related to the decrease in fair value of the interest rate swap agreements for the year ended December 31, 2007. The Company recognized a decrease of $2.4 million in interest expense related to the increase in fair value of the interest rate swap agreements for the year ended December 31, 2006.

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

On November 1, 2006, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance stock repurchases, if and when made, with available cash on hand and cash provided by operations. As of December 31, 2007, we had repurchased approximately 8.4 million shares at an average price of $8.29 for an aggregate purchase price of approximately $69.4 million.

On October 4, 2007, our board of directors approved the retirement of 6.3 million shares of our Class A common stock that were repurchased by the Company.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $94.1 million for the year ended December 31, 2007 from $100.1 million for the year ended December 31, 2006, a decrease of $6.0 million, or 6%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 38% for the year ended December 31, 2007 from 39% for the year ended December 31, 2006.

We currently anticipate that, on a long-term basis, consolidated adjusted EBITDA will increase in future periods as we believe that net revenue increases will outpace increases in direct operating, selling, general and administrative and corporate expenses.

Consolidated adjusted EBITDA means operating income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses, non-cash corporate expense, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash stock-based compensation, non-cash corporate expense, non-cash impairment loss, loss (gain) on sale of assets, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.00 to 1 on a pro forma basis for the prior full year. The actual maximum net debt ratios were as follows (in each case as of December 31): 2007, 4.9 to 1; 2006, 4.9 to 1; 2005 5.3 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our current syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash (gain) loss on sale of assets, non-cash depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation awards, non-cash corporate expense, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 42.

Cash Flow

Net cash flow provided by operating activities increased to $63.3 million for the year ended December 31, 2007 from $62.0 million for the year ended December 31, 2006. Although we had a net loss of $43.1 million for the year ended December 31, 2007, we had positive cash flow from operations. Our net loss was primarily a result of non-cash expenses, including a carrying value adjustment charge in discontinued operations of $79.5 million and depreciation and amortization of $22.6 million. Although we had a net loss of $134.6 million for the year ended December 31, 2006, we had positive cash flow from operations. Our net loss was primarily a result of non-cash expenses, including impairment charges of $189.7 million and depreciation and amortization of $21.8 million. The increase in net cash flow provided by operating activities was primarily due to a decrease in net loss from continuing operations. We expect to continue to have positive cash flow from operating activities for the year 2008.

For the year ended December 31, 2007, net cash flow used in investing activities was $27.5 million, whereas for the year ended December 31, 2006, net cash flow provided by investing activities was $57.1 million. During the year ended December 31, 2007, we spent $26.2 million on net capital expenditures and the acquisition of a full-power television construction permit in Colorado Springs, Colorado. Additionally, we spent $1.6 million on net capital expenditures in our outdoor advertising operations, which is reported in discontinued operations. During the year ended December 31, 2006, we sold the assets of radio stations in the Tucson, Arizona market and the Dallas, Texas market for $96.3 million. We spent $38.5 million on net capital expenditures and acquisition of intangibles and collected $1.3 million on a note receivable. We spent $2.0 million on net capital expenditures in our outdoor advertising operations, which is reported in discontinued operations. We anticipate that our capital expenditures will be approximately $16 million in 2008.

Net cash flow used in financing activities increased to $67.3 million for the year ended December 31, 2007 from $66.2 million for the year ended December 31, 2006. During the year ended December 31, 2007, we repurchased 7.2 million shares of our Class A common stock under our stock repurchase program for $61.0 million including transaction fees and made net debt payments of $13.7 million. We received net proceeds of $7.4 million from the exercise of stock options and from the sale of shares issued under our 2001 Employee Stock Purchase Plan. During the year ended December 31, 2006, we paid $52.5 million to repurchase 7.0 million shares of our Class U common stock from Univision and we repurchased 1.2 million shares of our Class A common stock under our stock repurchase program for $8.8 million including transaction fees. We made net debt payments of $8.8 million and received net proceeds of $3.9 million from the exercise of stock options and from the sale of shares issued under our 2001 Employee Stock Purchase Plan. We plan to continue to repurchase our Class A common stock from time to time in future periods in open market transactions at prevailing market prices, block trades or private repurchases.

During 2008, we anticipate that our maintenance capital expenditures will be approximately $12 million. Additionally, our digital capital expenditures will be approximately $4 million. We anticipate paying for these capital expenditures out of net cash flow from operations.

As part of the transition from analog to digital television service, full-service television station owners are required, as a result of legislation that went into effect in early 2006, to discontinue broadcasting analog signals and to relinquish one of their paired analog-digital channels to the FCC on February 17, 2009. We currently expect the cost to complete construction of digital television facilities for our remaining full-service television stations, for which we have sought waivers from the FCC, will be approximately $2.2 million. In addition, we have elected to continue to broadcast separate digital and analog signals throughout this transition period. We intend to finance the conversion to digital television by using net cash flow from operations. Also, in order to broadcast high definition programming in the future, we intend to begin construction at our studio control facilities in 2009, and at our production control facilities in 2010. We currently expect that the cost of this high definition upgrade at our local studios will be approximately $5 million in 2009, and approximately $6 million in 2010. We intend to finance the high definition upgrade by using net cash flow from operations.

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

Our material contractual obligations at December 31, 2007 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Syndicated bank credit facility and other borrowings and related interest (1)	$640,339	$30,778	$68,055	$72,693	$468,813
Media research and ratings providers (2)	33,959	8,720	19,031	6,208	—
Operating leases and other material non-cancelable contractual obligations (2)	73,152	9,246	18,533	11,995	33,378

Total contractual obligations	$747,450	$48,744	$105,619	$90,896	$502,191

(1)	These amounts represent estimated future cash interest payments related to our syndicated bank credit facility and other borrowings. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events. Please refer to “Syndicated Bank Credit Facility” above for interest terms.
(2)	Does not include month-to-month leases and amounts related to discontinued operations.

We have also entered into employment agreements with certain of our key employees, including Walter F. Ulloa, Philip C. Wilkinson, Jeffery A. Liberman, John F. DeLorenzo and Christopher T. Young. Our obligations under these agreements are not reflected in the table above. Mr. DeLorenzo has announced his resignation as Chief Financial Officer, effective approximately April 15, 2008.

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

Other

On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 0.6 million, plus an annual increase of up to 0.6 million shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. Since the inception of the Employee Stock Purchase Plan through December 31, 2007, approximately 0.7 million shares have been purchased.

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

Goodwill and Indefinite Life Intangible Assets

Each of our operating segments is a reporting unit. We assign all of our assets and liabilities to our reporting units and do not amortize goodwill and our indefinite life intangible assets. We believe that our broadcast licenses are indefinite life intangible assets.

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

The unit of accounting used to test broadcast licenses represents all licenses owned and operated within an individual market cluster as such licenses are used together, are complimentary to each other and are representative of the best use of those assets. Our individual market clusters are cities or nearby cities. We test our broadcasting licenses for impairment based on assumptions about these market clusters.

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

As of December 31, 2007, we had three interest rate swap agreements with a $378 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $112 million notional amount, with quarterly increases, that also expires on October 1, 2010. As of December 31, 2007, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, the increase in fair value is classified as a reduction of interest expense on our statements of operations. For the year ended December 31, 2007, we recognized an increase of $17.7 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

Discontinued Operations

We committed to a plan to sell the outdoor advertising business in the fourth quarter of 2007. Upon closing of the transaction, we will no longer have outdoor operations. We decided to sell our outdoor advertising business as the net proceeds of the sale would strengthen our ability to invest in our core television and radio businesses while improving our financial flexibility. In accordance with SFAS 144, the outdoor advertising business has been presented as assets held for sale on the consolidated balance sheet at December 31, 2007. We have reported the results of its operations for all periods presented in discontinued operations within the consolidated statements of operations. In the statements of cash flows, the cash flows of discontinued operations have been reclassified for all periods presented and are separately classified within the respective categories with those of continuing operations.

Assets classified as assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell and are not depreciated and amortized while classified as held for sale. Fair value of assets held for sale is based on estimates of future cash flows, which may include expected proceeds to be received or the present value of estimated future cash flows. Costs to sell are the direct incremental costs estimated to transact a sale. A loss is recognized for any initial or subsequent write-down to fair value less costs to sell. A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized.

Certain amounts in our prior period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation. All discussions and amounts in the consolidated financial statements and the related notes to consolidated statements for all periods presented relate to continuing operations only, unless otherwise noted.

Additional Information

For additional information on our significant accounting policies, please see Note 2 to Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 is effective beginning in the first quarter of 2008. In February 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure eligible financial instruments, commitments, and certain other arrangements at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective beginning in the first quarter of 2008. We are currently evaluating the impact of adopting SFAS 159 on the financial statements.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations”, which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141R is effective beginning in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 141R on the financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements”, which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective beginning in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160 on the financial statements.

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

Television

We engaged an independent appraiser, BIA Financial Network (“BIA”), experienced in valuing advertising properties to conduct an appraisal of the fair value of our television reporting unit in 2002. BIA determined that the fair value of the television reporting unit exceeded the carrying value by approximately $256 million, which we believed was a significant difference. Our television reporting unit has not changed dramatically since the valuation. The valuation of the fair value of the television reporting unit was primarily determined by evaluating discounted cash flow models for the reporting unit. The assumptions in the models were based on the reporting unit’s projected ability to generate cash flows in various cities or nearby cities, which we refer to as market clusters, based on signal coverage of the markets and on the reporting unit’s actual historical results and expected future cash flows in each market cluster. In order to corroborate the fair market value estimated by the discounted cash flow analysis, the valuation considered recent comparable sales.

In calculating the estimated fair value of our television reporting unit, the valuation used discounted cash flow models that rely on various assumptions, such as future cash flows, discount rates and multiples. Our estimates of future cash flows assume that our television segment revenues will increase significantly faster than the increase in our television expenses, and therefore our television assets will also increase in value. If any of the estimates of future cash flows, discount rates, multiples or assumptions were to change in any future valuation, it could affect our impairment analysis and cause us to record an additional expense for impairment.

Radio

We engaged BIA to conduct an appraisal of the fair value of our radio reporting unit in 2006 and we recorded an impairment of $189 million principally relating to goodwill and certain FCC licenses in two of our markets. After recording the impairment, we determined that the fair value of the radio reporting unit exceeded the carrying value by approximately $115 million, which we believed was a significant difference. We believe that our radio reporting unit has not changed significantly since the valuation. The valuation of the fair value of the radio reporting unit was primarily determined by evaluating discounted cash flow models for the reporting unit. The assumptions in the models were based on the reporting unit’s projected ability to generate cash flows in various cities or nearby cities, which we refer to as market clusters, based on signal coverage of the markets and on the reporting unit’s actual historical results and expected future cash flows in each market cluster. In order to corroborate the fair market value estimated by the discounted cash flow analysis, the valuation considered recent comparable sales.

In calculating the estimated fair value of our radio reporting unit, the valuation used discounted cash flow models that rely on various assumptions, such as future cash flows, discount rates and multiples. Our estimates of future cash flows assume that our radio segment revenues will increase significantly faster than the increase in our radio expenses, and therefore our radio assets will also increase in value. If any of the estimates of future cash flows, discount rates, multiples or assumptions were to change in any future valuation, it could affect our impairment analysis and cause us to record an additional expense for impairment.

Outdoor – Discontinued Operations

We committed to a plan to sell the outdoor advertising business in the fourth quarter of 2007 as we believed we could receive greater value through a sale as opposed to operating it. Upon closing of the transaction, we will no longer have outdoor operations. We have reported the results of our outdoor operations in discontinued operations within the statements of operations and cash flows and have classified the assets held for sale within the balance sheet at December 31, 2007.

In accordance with the annual fourth quarter assessment of the carrying value of our outdoor advertising business, we determined that its carrying value exceeded its fair value, as a result of a sustained, marginal underperformance of expected operating results and a general slowing of growth in the outdoor business over recent quarters. Accordingly, we reduced the carrying value of the outdoor assets held for sale to fair value less costs to sell.

We estimated the fair value of the outdoor assets held for sale at $100 million, reflecting the expected proceeds to be realized from a potential buyer in a future sale, which we believe is the current market value of these assets. In February 2008, we entered into a definitive agreement to sell our outdoor advertising business to Lamar Advertising for $100 million.

Based on the estimated fair value of our outdoor business, we recorded an impairment of goodwill of $60.0 million to reduce its carrying value to its implied fair value. We estimated the implied fair value of goodwill by allocating the total fair value of the outdoor business to the identifiable assets held for sale, which consist primarily of fixed assets, customer list, and deferred tax asset, with the remaining fair value allocated to goodwill. After adjusting the fair value of goodwill, the carrying value of the customer list still exceeded the fair value less costs to sell of the disposal group. Accordingly, considering the carrying value approximated the fair value of the remaining assets of the disposal group, with the exception of the customer list, we recorded an adjustment to the carrying value of the customer list of $19.5 million.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2007. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

The carrying amount of our interest rate swap agreements are recorded at fair market value and any changes to the value are recorded as an increase or decrease in interest expense. The fair market value of each interest rate swap agreement is determined by using multiple broker quotes, which estimate the future discounted cash flows of any future payments that may be made under such agreement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. However, as of February 2007, we have four swap arrangements that convert the entire amount of our variable rate term loan into a fixed rate obligation. Under our syndicated bank credit facility, if we exceed certain leverage ratios we would be required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Our current policy prohibits entering into derivatives or other financial instrument transactions for speculative purposes.

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.23% at December 31, 2007. As of December 31, 2007, $480 million of our term loan was outstanding. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of December 31, 2007, we had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of December 31, 2007, we had three interest rate swap agreements with a $378 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $112 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. It is expected that the term loan amounts will not exceed the notional amount of the four interest rate swap agreements. As of December 31, 2007, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected currently in earnings. At December 31, 2007, the fair value of the interest rate swap agreements was a liability of $11.6 million and is classified as other liabilities on the balance sheet.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of December 31, 2007, our interest rate swap agreements were not designated for hedge accounting treatment, and as a result, the fair value is classified as other liabilities on our balance sheet and as an increase of interest expense on our statements of operations. For the year ended December 31, 2007, we recognized an increase of $17.7 million of interest expense related to the decrease in fair value of the interest rate swap agreements.

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

See pages F-1 through F-38.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were effective. Our procedures were adequately designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, who have audited and reported on our financial statements, issued an attestation report regarding our internal controls over financial reporting as of December 31, 2007. PricewaterhouseCoopers LLP’s report is included in this annual report below.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and matters pertaining to our corporate governance policies and procedures are set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Directors” and “Corporate Governance” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders scheduled to be held on May 29, 2008. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

2.1(1)	Asset Purchase Agreement dated as of July 25, 2005 by and among Entravision Holdings, LLC, Entravision Communications Corporation, Univision Radio License Corporation and Univision Communications Inc.

2.2*	Stock Purchase Agreement dated as of February 28, 2008 among Entravision Communications Corporation, Z-Spanish Media Corporation, Inc., Vista Media Group, Inc. and Lamar Advertising of Penn, LLC

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2(3)	Third Amended and Restated Bylaws, as adopted on December 9, 2005

10.1(4)†	2000 Omnibus Equity Incentive Plan

10.2(5)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(4)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(1)†	Employment Agreement effective as of August 1, 2005 by and between the registrant and Walter F. Ulloa

10.5(1)†	Employment Agreement effective as of August 1, 2005 by and between the registrant and Philip C. Wilkinson

10.6(6)†	Employment Agreement effective as of January 1, 2007 by and between the registrant and Jeffery A. Liberman

10.7(7)†	Executive Employment Agreement effective as of December 1, 2005 by and between the registrant and John F. DeLorenzo

10.8(6)†	Executive Employment Agreement effective as of February 1, 2007 between the registrant and Christopher T. Young

Exhibit Number	Exhibit Description

10.9(8)†	Form of Indemnification Agreement for officers and directors of the registrant

10.10(4)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.11(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.12(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.13(4)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.14(9)	First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.15(7)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.16(10)	Limited Liability Company Agreement of Lotus/Entravision Reps LLC dated as of August 10, 2001

10.17(11)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.18(11)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.19(2)†	2004 Equity Incentive Plan

10.20(12)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.21(13)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.22(5)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.23(14)†	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.24(15)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.25(16)†	Summary of Non-Employee Director Compensation

10.26(2)	Share Repurchase Agreement, dated as of June 25, 2004, by and between Entravision Communications Corporation and TSG Capital Fund III, L.P.

10.27(1)	Credit and Guaranty Agreement dated as of September 29, 2005 among Entravision Communications Corporation, certain subsidiaries of Entravision Communications Corporation, as Guarantors, Goldman Sachs Credit Partners L.P., Union Bank of California, N.A., Citigroup Global Markets Inc., Wachovia Bank, National Association, Harris Nesbitt, National City Bank and the lenders party thereto

21.1(6)	Subsidiaries of the registrant

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of McGladrey & Pullen LLP

24.1*	Power of Attorney (included after signatures hereto)

Exhibit Number	Exhibit Description

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(4)	Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.
(5)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.
(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.
(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(10)	Incorporated by reference from our Registration Statement on Form S-3, No. 333-81652, filed with the SEC on January 30, 2002, as amended by Post-Effective Amendment No. 1 thereto, filed with the SEC on February 25, 2002.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 4, 2006.
(15)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2007
(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 17, 2006.

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 14, 2008

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

Signature	Title	Date

/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 14, 2008

/s/ PHILIP C. WILKINSON Philip C. Wilkinson	President, Chief Operating Officer and Director	March 14, 2008

/s/ JOHN F. DELORENZO John F. DeLorenzo	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2008

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 14, 2008

/s/ DARRYL B. THOMPSON Darryl B. Thompson	Director	March 14, 2008

/s/ ESTEBAN E. TORRES Esteban E. Torres	Director	March 14, 2008

/s/ JESSE CASSO, JR. Jesse Casso, Jr.	Director	March 14, 2008

/s/ GILBERT R. VASQUEZ Gilbert R. Vasquez	Director	March 14, 2008

ENTRAVISION COMMUNICATIONS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entravision Communications Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Entravision Communications Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions as of January 1, 2007.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation as of January 1, 2006.

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

PricewaterhouseCoopers LLP

Los Angeles, California

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Entravision Communications Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005 of Entravision Communications Corporation and subsidiaries. Our audit also included the financial statement schedule of Entravision Communications Corporation and subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Entravision Communications Corporation and subsidiaries and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Pasadena, California

March 14, 2006, except for the effects of the reclassification of discontinued operations as discussed in Note 3 as to which the date is March 13, 2008.

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In thousands, except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$86,945	$118,525
Trade receivables, net of allowance for doubtful accounts of $5,771 and $4,406	55,986	61,036
Assets held for sale	102,974	—
Deferred income taxes	26,248	6,735
Prepaid expenses and other current assets (including related parties of $274 and $274)	8,158	6,909

Total current assets	280,311	193,205
Property and equipment, net	92,959	145,975
Intangible assets subject to amortization, net (included related parties of $32,482 and $34,802)	34,560	90,172
Intangible assets not subject to amortization	778,427	746,048
Goodwill	168,135	229,210
Other assets	11,756	14,054

Total assets	$1,366,148	$1,418,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$1,076	$3,697
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $4,595 and $3,690)	57,944	33,770
Liabilities associated with assets held for sale	5,772	—

Total current liabilities	64,910	37,585
Long-term debt, less current maturities (including related parties of $3,000 and $4,000)	483,002	494,073
Other long-term liabilities	22,383	4,522
Deferred income taxes	138,043	130,765

Total liabilities	708,338	666,945

Commitments and contingencies (note 9)

Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2007 57,740,370; 2006 60,292,948	6	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2007 22,887,433; 2006 26,548,033	2	3
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2007 and 2006 17,152,729	2	2
Additional paid-in capital	991,908	1,042,698
Accumulated deficit	(334,108)	(290,991)

	657,810	751,719
Treasury stock, Class A common stock, $0.0001 par value, 2007 2,060,001; 2006 1,180,887 shares	—	—

Total stockholders’ equity	657,810	751,719

Total liabilities and stockholders’ equity	$1,366,148	$1,418,664

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2007, 2006 and 2005

(In thousands, except share and per share data)

	2007	2006	2005
		(As reclassified)	(As reclassified)
		(Note 1)	(Note 1)
Net revenue (including related parties of $615, $600 and $605)	$250,046	$255,134	$246,766

Expenses:
Direct operating expenses (including related parties of $12,180, $12,422 and $11,514) (including non-cash stock-based compensation of $431, $267 and $0)	99,608	98,306	96,195
Selling, general and administrative expenses (including non-cash stock-based compensation of $678, $911 and $229)	44,267	46,260	46,834
Corporate expenses (including non-cash stock-based compensation of $1,884, $1,576 and $768)	17,353	17,520	16,255
Gain on sale of assets	—	(26,160)	—
Depreciation and amortization (includes direct operating of $17,700, $17,288 and $18,612; selling, general and administrative of $4,007, $3,975 and $4,285; and corporate of $858, $506 and $904) (including related parties of $2,320, $2,320 and $2,320)	22,565	21,769	23,802
Impairment charge	—	189,661	—

	183,793	347,356	183,086

Operating income (loss)	66,253	(92,222)	63,680
Interest expense (including related parties of $257, $315 and $373)	(49,405)	(29,431)	(29,848)
Interest income	4,809	1,602	966
Loss on debt extinguishment	—	—	(27,969)

Income (loss) before income taxes	21,657	(120,051)	6,829
Income tax (expense) benefit	18,047	(2,273)	(5,025)

Income (loss) before equity in net income (loss) of nonconsolidated affiliate and discontinued operations	39,704	(122,324)	1,804
Equity in net income (loss) of nonconsolidated affiliate (including non-cash stock-based compensation of $3, $90 and $224)	336	(152)	(144)

Income (loss) from continuing operations	40,040	(122,476)	1,660
Loss from discontinued operations, net of tax benefit of $15,308, $6,736 and $7,363	(83,157)	(12,123)	(11,317)

Net loss applicable to common stockholders	$(43,117)	$(134,599)	$(9,657)

Basic and diluted earnings per share:
Net income (loss) per share from continuing operations applicable to common stockholders, basic and diluted	$0.39	$(1.15)	$0.01

Net loss per share from discontinued operations, basic and diluted	$(0.81)	$(0.11)	$(0.09)

Net loss per share applicable to common stockholders, basic and diluted	$(0.42)	$(1.27)	$(0.08)

Weighted average common shares outstanding, basic	102,382,307	106,078,486	124,293,792

Weighted average common shares outstanding, diluted	103,020,657	106,078,486	124,484,472

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005

(In thousands, except share data)

	Number of Common Shares				Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total
	Class A	Class B	Class U	Treasury Stock	Class A	Class B	Class U
Balance, December 31, 2004	59,568,943	27,678,533	36,926,600	5,101	$6	$3	$4	$1,184,394	$(146,735)	$1,037,672
Issuance of common stock upon exercise of stock options	78,125	—	—	—	—	—	—	557	—	557
Issuance of common stock under employee stock purchase plan	123,519	—	—	—	—	—	—	840	—	840
Stock options granted to non-employees, net of options reclassified as liabilities	—	—	—	—	—	—	—	(479)	—	(479)
Net loss for the year ended December 31, 2005	—	—	—	—	—	—	—	—	(9,657)	(9,657)

Balance, December 31, 2005	59,770,587	27,678,533	36,926,600	5,101	$6	$3	$4	$1,185,312	$(156,392)	$1,028,933

Issuance of common stock upon exercise of stock options	414,417	—	—	—	1	—	—	3,241	—	3,242
Issuance of common stock under employee stock purchase plan	128,230	—	—	—	—	—	—	770	—	770
Stock-based compensation expense, net of stock options granted to non-employees reclassified as equity	—	—	—	—	—	—	—	4,659	—	4,659
Stock received in connection with the San Francisco/San Jose market disposition	—	—	(12,573,871)	—	—	—	(1)	(89,999)	—	(90,000)
Repurchase of Class A common stock	(1,175,786)	—	—	1,175,786	—	—	—	(8,772)	—	(8,772)
Repurchase of Class U common stock	—	—	(7,175,000)	—	—	—	(1)	(52,513)	—	(52,514)
Class U common stock exchanged for Class A common stock	25,000	—	(25,000)	—	—	—	—	—	—	—
Class B common stock exchanged for Class A common stock	1,130,500	(1,130,500)	—	—	—	—	—	—	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	—	(134,599)	(134,599)

Balance, December 31, 2006	60,292,948	26,548,033	17,152,729	1,180,887	$7	$3	$2	$1,042,698	$(290,991)	$751,719

Issuance of common stock upon exercise of stock options	850,046	—	—	—	—	—	—	6,347	—	6,347
Issuance of common stock under employee stock purchase plan	138,416	—	—	—	—	—	—	873	—	873
Stock-based compensation expense, net	—	—	—	—	—	—	—	2,996	—	2,996
Repurchase of Class A common stock	(7,201,640)	—	—	7,201,640	—	—	—	(61,006)	—	(61,006)
Retirement of treasury stock	—	—	—	(6,322,526)	(1)	—	—	—	—	(1)
Class B common stock exchanged for Class A common stock	3,660,600	(3,660,600)	—	—	—	(1)	—	—	—	(1)
Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	—	(43,117)	(43,117)

Balance, December 31, 2007	57,740,370	22,887,433	17,152,729	2,060,001	$6	$2	$2	$991,908	$(334,108)	$657,810

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
		(As reclassified)
		(Note 1)
Cash flows from operating activities:
Net loss	$(43,117)	$(134,599)	$(9,657)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,565	21,769	23,802
Impairment charge	—	189,661	—
Deferred income taxes	(18,589)	(2,146)	3,615
Amortization of debt issue costs	404	406	1,888
Amortization of syndication contracts	1,798	87	72
Payments on syndication contracts	(1,830)	(83)	(7)
Equity in net (income) loss of nonconsolidated affiliate	(336)	152	144
Non-cash stock-based compensation	2,993	2,754	997
Gain on sale of media properties and other assets	—	(26,160)	—
Loss on debt extinguishment	—	—	9,581
Change in fair value of interest rate swap agreements	17,667	(2,359)	(3,750)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(4,015)	482	(7,645)
(Increase) decrease in prepaid expenses and other assets	84	1,390	(1,860)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(938)	(4,454)	4,078
Effect of discontinued operations	86,579	15,129	14,682

Net cash provided by operating activities	63,265	62,029	35,940

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	37	96,242	33
Purchases of property and equipment and intangibles	(26,177)	(38,545)	(37,987)
Deposits on acquisitions	—	106	(1,088)
Proceeds from collection of note receivable	—	1,288	—
Distribution from nonconsolidated affiliate	250	—	—
Effect of discontinued operations	(1,610)	(2,001)	(1,882)

Net cash provided by (used in) investing activities	(27,500)	57,090	(40,924)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,353	3,760	1,347
Payments on long-term debt	(13,692)	(24,795)	(476,125)
Repurchase of Class U common stock	—	(52,514)	—
Repurchase of Class A common stock	(61,006)	(8,772)	—
Proceeds from borrowings on long-term debt	—	16,000	500,000
Excess tax benefits from exercise of stock options	—	117	—
Payments of deferred debt and offering costs	—	—	(1,597)

Net cash provided by (used in) financing activities	(67,345)	(66,204)	23,625

Net increase (decrease) in cash and cash equivalents	(31,580)	52,915	18,641

Cash and cash equivalents:
Beginning	118,525	65,610	46,969

Ending	$86,945	$118,525	$65,610

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$31,397	$31,537	$29,575

Income taxes	$543	$4,298	$1,410

Supplemental disclosures of non-cash investing and financing activities:
Consolidation of radio assets in the Orlando, Florida market	$23,750	$—	$—
Sale of San Francisco/San Jose radio station assets in exchange for Class U common stock	$—	$90,000	$—
Exchange of television assets in the McAllen, Texas market	$—	$1,543	$—

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter, individually and collectively, the “Company”) is a diversified Spanish-language media company utilizing a combination of television and radio operations to reach Hispanic consumers in the United States. The Company’s management has determined that the Company operates in two reportable segments as of December 31, 2007, based upon the type of advertising medium, which consist of television broadcasting and radio broadcasting. As of December 31, 2007, the Company owns and/or operates 51 primary television stations located primarily in the southwestern United States, consisting primarily of Univision Communications Inc. (“Univision”) affiliated stations. Radio operations consist of 48 operational radio stations, 37 FM and 11 AM, in 19 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. The Company’s outdoor operations consist of approximately 11,000 advertising faces located primarily in Los Angeles and New York.

Discontinued Operations

The Company committed to a plan to sell the outdoor advertising business in the fourth quarter of 2007. Upon closing of the transaction, the Company will no longer have outdoor operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) the outdoor advertising business has been presented as assets held for sale on the consolidated balance sheet at December 31, 2007. The Company has reported the results of its operations for all periods presented in discontinued operations within the consolidated statements of operations. In the statements of cash flows, the cash flows of discontinued operations have been reclassified for all periods presented and are separately classified within the respective categories with those of continuing operations.

Assets classified as assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell and are not depreciated and amortized while classified as held for sale. Fair value of assets held for sale is based on estimates of future cash flows, which may include expected proceeds to be received or the present value of estimated future cash flows. Costs to sell are the direct incremental costs estimated to transact a sale. A loss is recognized for any initial or subsequent write-down to fair value less costs to sell. A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized.

Certain amounts in our prior period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation. All discussions and amounts in the consolidated financial statements and the related notes to consolidated statements, for all periods presented relate to continuing operations only, unless otherwise noted.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s statement of operations. Condensed financial information is not provided, as these operations are not considered to be significant.

Variable Interest Entities

The Company has consolidated an entity for which the cash flows are expected to be disproportionate to the ownership. Total net assets and results of operations of the entity at December 31, 2007 are not significant.

The Company has entered into an asset purchase agreement to acquire radio station WNUE-FM serving the Orlando, Florida market for $23.8 million. On December 1, 2007, the Company entered into a local marketing agreement (“LMA”) to broker air time on the station until the closing of the sale. The station is owned and licensed to an entity qualifying as a variable interest entity (“VIE”). Under the LMA, the licensee of the station does not have the right to access the Company’s assets to pay general creditors. Further, the Company has not pledged any of its assets as collateral for obligations of the VIE. The Company has determined that it was the primary beneficiary of the VIE as of December 31, 2007 and, as such, consolidated $23.8 million of intangibles not subject to amortization and accrued liabilities within the consolidated balance sheets. The results of operations of the VIE for the one month period ended December 31, 2007 were not significant.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers short-term all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and commercial paper. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy, the fluctuation of actual revenue and the timing of expenses. The Company’s management develops future revenue estimates based on projected ratings increases, planned timing of signal strength upgrades, planned timing of promotional events, customer commitments and available advertising time. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. Certain stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about cash flows after conversion or upgrade reflect estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If the expected cash flows are not realized, impairment losses may be recorded in the future. Whether or not there is an impairment may result from, among other things, an analysis of our performance; the proposed use or sale of our assets; market conditions; changes in applicable laws and regulations, including changes that affect the activities of or the products or services sold by our business; and other factors. The amount of any quantified impairment charge is required to be expensed to operations.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2007, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $3.0 million, $1.7 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The net charge off of bad debts aggregated $1.9 million, $2.3 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The carrying amount of the Company’s interest rate swap agreements is recorded at fair market value and any changes to the value are recorded as an increase or decrease in interest expense. The fair market value of each interest rate swap agreement is determined by using multiple broker quotes which estimate the future discounted cash flows of any future payments that may be made under such agreement.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For all derivative instruments held in 2007, the changes of fair value have been recorded in earnings. The Company’s current policy prohibits entering into derivative instruments for speculation or trading purposes.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which the Company adopted on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, and there was no cumulative effect of the change in accounting principle required to be recorded as an adjustment to opening retained earnings.

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $1.0 million, $1.1 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $1.4 million, $1.5 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Trade costs were approximately $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) based on estimated fair values. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123R. The Company has applied the provisions of SAB 107 in the adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the years ended December 31, 2007 and 2006 include: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Earnings (loss) Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended December 31,
	2007	2005
Basic earnings per share:
Numerator:
Income from continuing operations	$40,040	$1,660
Loss from discontinued operations	(83,157)	(11,317)

Net loss applicable to common stockholders	$(43,117)	$(9,657)

Denominator:
Weighted average common shares outstanding	102,382,307	124,293,792

Per share:
Net income per share from continuing operations	$0.39	$0.01
Net loss per share from discontinued operations	(0.81)	(0.09)

Net loss per share applicable to common stockholders	$(0.42)	$(0.08)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2007	2005
Diluted earnings per share:
Numerator:
Income from continuing operations	$40,040	$1,660
Loss from discontinued operations	(83,157)	(11,317)

Net loss applicable to common stockholders	$(43,117)	$(9,657)

Denominator:
Weighted average common shares outstanding	102,382,307	124,293,792
Dilutive securities:
Stock options, restricted stock and restricted stock units and employee stock purchase plan	638,350	190,680

Diluted shares outstanding	103,020,657	124,484,472
Per share:
Net income per share from continuing operations	$0.39	$0.01
Net loss per share from discontinued operations	(0.81)	(0.09)

Net loss per share applicable to common stockholders	$(0.42)	$(0.08)

Basic income (loss) per share is computed as net loss divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the year ended December 31, 2007, a total of 9,205,727 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the year ended December 31, 2006, the dilutive securities described below have been excluded, as their inclusion would have had an antidilutive effect on loss per share. For the year ended December 31, 2006, 74,371 equivalent shares of stock options, restricted stock units and shares purchased under the Employee Stock Purchase Plan were not included in determining the weighted average shares outstanding for diluted loss per share since their inclusion would be antidilutive.

For the year ended December 31, 2005, a total of 9,843,537 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Comprehensive Income

For the years ended December 31, 2007, 2006 and 2005, the Company had no components of comprehensive income.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 is effective beginning in the first quarter of 2008. In February 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of adopting SFAS 157 on the financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure eligible financial instruments, commitments, and certain other arrangements at fair valued at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective beginning in the first quarter of 2008. The Company is currently evaluating the impact of adopting SFAS 159 on the financial statements.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations”, which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141R is effective beginning in the first quarter 2009. The Company is currently evaluating the impact of adopting SFAS 141R on the financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements”, which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective beginning in the first quarter 2009. The Company is currently evaluating the impact of adopting SFAS 160 on the financial statements.

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

During the years ended December 31, 2007, 2006 and 2005, the Company made the acquisitions discussed in the following paragraphs, all of which were asset acquisitions and did not constitute a business. All business acquisitions have been accounted for as purchase business combinations with the operations of the businesses included subsequent to their acquisition dates. The allocation of the respective purchase prices is generally based upon independent appraisals and or management’s estimates of the discounted future cash flows to be generated from the media properties for intangible assets, and replacement cost for tangible assets. Deferred income taxes are provided for temporary differences based upon management’s best estimate of the tax basis of acquired assets and liabilities that will ultimately be accepted by the applicable taxing authority.

2007 Acquisition

In April 2007, the Company acquired a full power television construction permit in Pueblo, Colorado for $2.6 million in an auction held by the FCC.

In December 2007, the Company upgraded the FCC license of radio station KRCY-FM (now KRRN-FM) in the Las Vegas, Nevada market for $8.7 million.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluated the transferred set of activities, assets, inputs, outputs, and processes in these acquisitions and determined that each of these acquisitions did not constitute a business.

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

Purchase Price Allocations of Acquisitions

The following is a summary of the purchase price allocation for the Company’s 2007, 2006 and 2005 acquisitions of assets (in millions):

	2007	2006	2005
Property and equipment	$2.6	$0.3	$1.4
Intangible assets not subject to amortization (FCC licenses)	8.7	22.7	17.3

	$11.3	$23.0	$18.7

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Held for Sale and Discontinued Operations

The Company committed to a plan to sell the outdoor advertising business in the fourth quarter of 2007. Upon closing of a transaction the Company will no longer have outdoor operations. The Company decided to sell its outdoor advertising business as the net proceeds of the sale would strengthen the ability to invest in the core television and radio businesses while improving financial flexibility.

In accordance with the Company’s annual fourth quarter assessment of the carrying value of its outdoor advertising business, the Company determined that its carrying value exceeded its fair value as a result of a sustained, marginal underperformance of expected operating results and a general slowing of growth in the outdoor business over recent quarters. Accordingly, the Company reduced the carrying value of the outdoor assets held for sale to fair value less costs to sell.

The Company estimated the fair value of the outdoor assets held for sale at $100 million, reflecting the expected proceeds to be realized from a potential buyer in a future sale, which the Company believes is the current market value of these assets (see note 14). In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) the Company recorded an impairment of goodwill of $60 million to reduce its carrying value based on its implied fair value. In accordance with SFAS 144, the Company recorded an impairment of its customer list of $19.5 million. This charge totaling $79.5 million is included in the results of discontinued operations and reflects the adjustment to record the carrying value of the disposal group at fair value less costs to sell.

Summarized financial information of the major classes of assets and liabilities held for sale in the consolidated balance sheets for the discontinued outdoor operations as of December 31, 2007 is as follows (in thousands):

2007
Trade receivables (net of allowance of $502)	$10,510
Prepaid expenses and other current assets	2,960
Deferred income taxes	23,507
Property and equipment, net	44,850
Intangible assets subject to amortization (customer base) (1)	19,332
Goodwill and other assets (1)	1,815

Total assets held for sale	$102,974

Current liabilities	$5,670
Other liabilities	102

Total liabilities associated with assets held for sale	$5,772

Carrying value of net assets held for sale	$97,202

(1)	Goodwill and intangible assets include reductions of $60 million and $19.5 million, respectively, to reduce the carrying value of the disposal group to fair value less costs to sell.

Summarized financial information in the consolidated statements of operations for the discontinued outdoor operations for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Net revenue	$37,234	$36,618	$34,198

Loss before income taxes	(98,465)	(18,859)	(18,680)
Income tax benefit	15,308	6,736	7,363

Loss from discontinued operations, net of tax	$(83,157)	$(12,123)	$(11,317)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In presenting discontinued operations, corporate overhead expenses have not been allocated, consistent with historical outdoor segment presentation. Included in the 2007 loss from discontinued operations before income taxes is a carrying value adjustment of $79.5 million (see note 4), to reduce the carrying value of the disposal group to fair value less costs to sell.

For the year ended December 31, 2007, $2.0 million of depreciation and amortization was not expensed due to the cessation of such expense upon the outdoor business being classified as held for sale.

The Company has offered one-time termination benefits to certain employees in the outdoor reporting unit that will be paid when the transaction has been completed. The Company currently estimates that the transaction will be completed in May 2008. The Company estimates total one-time termination benefits expense of approximately $1.3 million.

The Company has accrued for one-time employee termination benefits of $0.3 million in the fourth quarter of 2007 as follows (in thousands):

2007
December 31, 2006	$—
Accrued expense for accrued termination benefits	257

December 31, 2007	$257

2006 Dispositions

In January 2006, the Company sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. The full amount of the purchase price was paid in the form of 12,573,871 shares of the Company’s Class U common stock held by Univision based on the ten day volume weighted average share price of $7.1577 between December 15, 2005 and December 29, 2005. The Company realized a gain on sale of $10.5 million, net of tax of $7 million. The Company had a loss of approximately $2.4 million related to the closure of the San Francisco/San Jose facility. The Company decided to sell the radio assets serving the San Francisco/San Jose, California market, as the Company had determined there was not an opportunity to create synergies, take advantage of cross-selling and cross-promotion, and achieve cost savings through acquisition of additional media properties in this market.

The assets in the San Francisco/San Jose, California market were classified as assets held for sale at December 31, 2005. Summarized balance sheet data for assets held for sale at December 31, 2005 was as follows (in millions):

Property and equipment, net	$1.8
Land	4.9
Other intangibles subject to amortization, net	2.5
Intangibles not subject to amortization (FCC licenses)	60.3

$69.5

In September 2006, the Company sold the assets of radio station KZLZ-FM serving the Tucson, Arizona market for $4.8 million. The Company realized a gain on sale of $0.7 million, net of tax of $0.4 million.

In the second quarter of 2006, the Company decided to sell the radio assets serving the Dallas, Texas market, as the Company had determined there was not an opportunity to create synergies, take advantage of cross-selling and cross-promotion, and achieve cost savings through acquisition of additional media properties in

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this market. In November 2006, the Company sold the assets of all of its radio stations serving the Dallas, Texas market, including the assets of KBOC-FM which the Company acquired in July 2006, for an adjusted purchase price of $92.5 million. The carrying value of certain of the assets had been adjusted to fair value less costs to sell, resulting in an impairment charge of $16 million, net of tax of $11 million, in the second quarter of 2006.

Prior to the sale, the carrying amounts of the assets in the Dallas, Texas market were as follows (in millions):

Trade receivables	$1.4
Prepaid expenses and other current assets	2.0
Property and equipment, net	3.0
Other intangibles subject to amortization, net	0.4
Intangibles not subject to amortization (FCC licenses)	77.8

$84.6

The assets sold in 2006 did not constitute a component set under SFAS 144; therefore, there is no presentation of discontinued operations.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company has identified each of its two operating segments to be separate reporting units: television broadcasting and radio broadcasting. The carrying values of the reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. The annual testing date is October 1.

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	Television	Radio	Total
December 31, 2005 (1)	$36,299	$288,459	$324,758
Goodwill impairment	—	(156,236)	(156,236)
Purchase price allocation adjustments	(387)	—	(387)

December 31, 2006 (1)	$35,912	$132,223	$168,135

December 31, 2007	$35,912	$132,223	$168,135

(1) Represents continuing operations; excludes $61 million of outdoor goodwill impaired in 2007 (see Note 3).

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2007 and 2006 is as follows (in thousands):

	Weighted average remaining life in years	2007			2006
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	14	$62,591	$30,108	$32,483	$62,591	$27,787	$34,804
Customer base	4	201	201	—	201	201	—	(1)
Other	7	27,935	25,858	2,077	27,673	24,948	2,725

Total intangible assets subject to amortization		$90,727	$56,167	34,560	$90,465	$52,936	37,529

Intangible assets not subject to amortization:
FCC licenses				778,427			746,048

Total intangible assets				$812,987			$783,577

(1)	Excludes discontinued operations of $52,643.

The aggregate amount of amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $3.2 million, $2.9 million and $4.1 million, respectively. Estimated amortization expense for each of the years ending December 31, 2008 through 2012 is as follows (in thousands):

Estimated Amortization Expense	Amount
2008	$3,300
2009	2,600
2010	2,500
2011	2,500
2012	2,400

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 Impairment

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

The valuation of the fair value of the radio reporting unit was primarily determined by evaluating discounted cash flow models for the reporting unit. The assumptions in the models were based on the reporting unit’s projected ability to generate cash flows in various markets based on signal coverage of the markets and on the reporting unit’s actual historical results and expected future cash flows in each area. In order to corroborate the fair market value estimated by the discounted cash flow analysis, the valuation considered recent comparable sales. Based on the assumptions and projections, the radio reporting unit’s fair value was less than its carrying value. In accordance with the provisions of SFAS 142, the Company recognized impairment losses of $156.2 million relating to goodwill and $33.5 million relating to FCC licenses in the Dallas and Denver markets.

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

No impairment charges were recorded during the year ended December 31, 2005.

5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consists of (in millions):

	Estimated useful life (years)	2007	2006
Buildings	39	$18.0	$105.5
Construction in progress	—	8.2	6.4
Transmission, studio and other broadcast equipment	5-15	143.9	132.9
Office and computer equipment	3-7	18.7	17.9
Transportation equipment	5	5.7	5.7
Leasehold improvements and land improvements	Lesser of lease life or useful life	19.4	18.3

		213.9	286.7
Less accumulated depreciation		128.0	148.4

		85.9	138.3
Land		7.1	7.7

		$93.0	$146.0

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2007 and 2006 consist of (in millions):

	2007	2006
Accounts payable	$2.6	$2.4
Accrued payroll and compensated absences	5.1	6.1
Accrued bonuses	0.9	1.7
Professional fees and transaction costs	0.8	0.9
Accrued interest	7.6	7.7
Deferred revenue	2.7	3.4
Accrued national representation fees	2.6	1.9
Minority interest in variable interest entity	23.8	—
Other	11.8	9.7

	$57.9	$33.8

7. LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 is summarized as follows (in millions):

	2007	2006
Syndicated bank credit facility	$480.0	$492.5
Time brokerage contract payable, due in annual installments of $1 million bearing interest at 5.806% through June 2011	4.0	5.0
Other	0.1	0.3

	484.1	497.8
Less current maturities	1.1	3.7

	$483.0	$494.1

The scheduled maturities of long-term debt at December 31, 2007 are as follows (in millions):

Year	Amount
2008	$1.1
2009	1.0
2010	6.0
2011	6.0
2012	5.0
Thereafter	465.0

$484.1

Syndicated Bank Credit Facility

In September 2005, the Company entered into the current syndicated bank credit facility with a $650 million senior secured syndicated bank credit facility, consisting of a 7 1/2-year $500 million term loan and a 6 1/2-year $150 million revolving facility. The term loan under the new syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under the Company’s former

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

syndicated bank credit facility, (ii) to complete a tender offer for the Company’s previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

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

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 6.23% at December 31, 2007. As of December 31, 2007, $480 million of the term loan was outstanding.

The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on leverage covenants. As of December 31, 2007, the Company had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquired properties. For acquisitions having an aggregate maximum consideration in excess of $100 million, consent is required from lenders holding more than 50% of the loans and commitments under the syndicated bank credit facility.

Derivative Instruments

As of December 31, 2007, the Company had three interest rate swap agreements with a $378 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $112 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements.

As of December 31, 2007 and 2006, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, changes in their fair values are reflected currently in earnings. For the year ended December 31, 2007, the Company recognized an increase of $17.7 million in interest expense related to the decrease in fair value of the interest rate swap agreements. For the year ended December 31, 2006, the Company recognized a decrease of $2.4 million in interest expense related to the increase in fair value of the interest rate swap agreements.

As of December 31, 2007, the fair value of the interest rate swap agreements was a liability of $11.6 million and is classified in other liabilities on the balance sheet. As of December 31, 2006, the fair value of the interest rate swap agreements was an asset of $6.1 million and is classified in other assets on the balance sheet.

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

The loss on debt extinguishment was approximately $28.0 million for the year ended December 31, 2005. The loss on debt extinguishment was primarily attributable to the premium that the Company paid for the completion of the tender offer for the Company’s $225 million senior subordinated notes, the write-off of the costs associated with those notes, the write-off of the costs associated with the former $400 million syndicated bank credit facility and a charge for a portion of the fees associated with the $650 million senior secured syndicated bank credit facility.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2007, 2006 and 2005 is as follows (in millions):

	2007	2006	2005
Current
Federal	$—	$2.2	$—
State	1.1	1.6	1.6
Foreign	0.4	0.2	0.1
Deferred	(19.5)	(1.7)	3.3

	$(18.0)	$2.3	$5.0

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pre-tax income for the years ended December 31, 2007, 2006 and 2005 due to the following (in millions):

	2007	2006	2005
Computed “expected” tax provision (benefit)	$7.5	$(40.7)	$2.2
Change in income tax resulting from:
State taxes, net of federal benefit	1.5	(1.7)	1.3
Reduction of state net operating loss carryforward	—	—	0.8
Goodwill impairment	—	49.0	—
Investment in domestic subsidiary	(24.9)	—	—
Change in state rate	(5.2)	(3.5)	0.4
Change in valuation allowance for investment in domestic subsidiary	3.5	—	—
Other	(0.4)	(0.8)	0.3

	$(18.0)	$2.3	$5.0

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities at December 31, 2007 and 2006 consist of the following (in millions):

	2007	2006
Deferred tax assets:
Accrued expenses	$3.0	$6.4
Accounts receivable	2.2	1.8
Net operating loss carryforward	23.7	18.9
Deferred state taxes	8.2	10.2
Stock-based compensation	2.6	1.6
Investment in domestic subsidiary	30.1	—
AMT credit	1.8	2.0
Other	1.8	2.1

	73.4	43.0

Valuation allowance	(8.7)	—
Net deferred tax assets	$64.7	$43.0

Deferred tax liabilities:
Intangible assets	$(176.2)	$(167.3)
Property and equipment	(5.0)	(5.7)
Fair value of interest rate swap agreements	4.6	(2.6)
Other	—	(0.1)

	(176.6)	(175.7)

	$(111.9)	$(132.7)

Deferred income tax amounts are classified on the balance sheet as follows (in millions):

	2007	2006
Current assets	$26.2	$9.0
Long-term liabilities	(138.1)	(141.7)

	$(111.9)	$(132.7)

As of December 31, 2007, the Company has federal and state net operating loss carryforwards of approximately $66.9 and $31.9 million, respectively, available to offset future taxable income. The net operating loss carryforwards will continue to expire during the years 2008 through 2026. The tax benefits associated with the exercise of non-qualified stock options, disqualifying disposition of both incentive stock options in the amount of $1.6 million did not reduce current income taxes payable and, accordingly, it is not included in the deferred tax asset relating to net operating loss carryforwards, but is included with the federal net operating loss carryforwards.

A valuation allowance is not recorded against the deferred tax assets relating to net operating loss carryforward amounts as the Company believes it is more likely than not that future taxable income will recover this asset. As of December 31, 2007, the Company’s utilization of its available net operating loss carryforwards against future taxable income is not restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. However in subsequent periods, the utilization of its available net operating loss carryforwards against future taxable income may be restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

As of December 31, 2007, the Company recorded a deferred tax asset of $30.1 million in connection with the outside basis difference in its investment of a domestic subsidiary related to the sale of the outdoor advertising business. A valuation allowance is recorded against a portion of this deferred tax asset in the amount of $8.7 million as the Company believes that it is more likely than not that the Company will not recover this asset

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which the Company adopted on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarized the activity related to our unrecognized tax benefits (in millions):

Amount
Balance at January 1, 2006	$7.4
Tax positions related to the prior years:
Reductions	(0.7)

Balance at December 31, 2007	$6.7

At the adoption date of January 1, 2007, the Company had $7.4 million of gross unrecognized tax benefits for uncertain tax positions, of which $1.5 million would affect the effective tax rate if recognized.

As of December 31, 2007, the Company had $6.7 million of gross unrecognized tax benefits for uncertain tax positions, of which $1.1 million would affect the effective tax rate if recognized.

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2007 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. At December 31, 2007, the Company had $0.2 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states and Mexico. The Company remains subject to examination in major taxing jurisdictions for the 2003 to 2007 tax years. The Company is currently in the initial examination phase of an Internal Revenue Service audit for the year 2005 and the outcome is not yet determinable.

9. COMMITMENTS

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through December 2011, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $34.0 million. The annual commitments range from $0.4 million to $9.6 million.

The Company leases facilities and broadcast equipment under various non-cancelable operating lease agreements with various terms and conditions, expiring at various dates through November 2050.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s corporate headquarters are located in Santa Monica, California. The Company leases approximately 16,000 square feet of space in the building housing its corporate headquarters under a lease expiring in 2012. The Company also leases approximately 38,000 square feet of space in the building housing its radio network in Los Angeles, California, under a lease expiring in 2016.

The types of properties required to support each of the Company’s television and radio stations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of the Company’s office, studio and tower facilities are leased pursuant to non-cancelable long-term leases. The Company also owns the buildings and/or land used for office, studio and tower facilities at certain of its television and/or radio properties. The Company owns substantially all of the equipment used in its television and radio broadcasting business.

The approximate future minimum lease payments under these non-cancelable operating leases (excluding discontinued operations) at December 31, 2007 are as follows (in millions):

Amount
2008	$8.7
2009	7.7
2010	6.6
2011	5.8
2012	4.8
Thereafter	31.8

$65.4

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $9.7 million, $9.5 million and $9.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Employment Agreements

The Company has entered into employment agreements (the “Agreements”) with two executive officers, who are also stockholders and directors, through December 2010. The Agreements provide that a minimum annual base salary and a bonus be paid to each of the executives. The Company accrued approximately $0.4 million, $1.2 million and $1.2 million of bonuses payable to these executives for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, the Agreements provide for a continuation of each executive’s annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Agreements.

10. STOCKHOLDERS’ EQUITY

The Second Amended and Restated Certificate of Incorporation of the Company authorizes both common and preferred stock.

Common Stock

The Company’s common stock has three classes, identified as A, B and U. The Class A common stock and Class B common stock have similar rights and privileges, except that the Class B common stock is entitled to ten

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Treasury Stock

On November 1, 2006, the Company’s Board of Directors approved a stock repurchase program. The Company is authorized to repurchase up to $100 million of its outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private purchases. The extent and timing of any repurchases will depend on market conditions and other factors. The Company intends to finance stock repurchases, if and when made, with available cash on hand and cash provided by operations. As of December 31, 2007, the Company repurchased approximately 8.4 million shares at an average price of $8.29 for an aggregate purchase price of approximately $69.4 million.

On October 4, 2007, the Company’s Board of Directors approved the retirement of 6.3 million shares of Class A common stock repurchased.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash received from all share-based payment arrangements for the years ended December 31, 2007 and 2006 was $7.4 and $3.8 million, respectively.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements for the years ended December 31, 2007 and 2006 was $0.7 and $0.1 million, respectively.

The total excess tax benefits from all share-based payment arrangements reflected as a financing cash inflow for the years ended December 31, 2007 and 2006 was less than $0.1 million for each year.

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

The fair value of each stock option granted or modified was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2007	2006	2005(1)
Fair value of options granted	—	—	$4.57
Expected volatility	N/A	54%	55% to 59%
Risk-free interest rate	N/A	4.7%	3.7 to 4.5%
Expected lives	N/A	6.3 years	6.0 years
Dividend rate	—	—	—

(1)	Estimated values and assumptions used in the calculation of fair value prior to the adoption of SFAS 123R.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	8,911	$11.71
Granted	3,193	7.84
Exercised	(78)	6.49
Forfeited or cancelled	(1,057)	10.83

Outstanding at December 31, 2005	10,969	10.75

Granted	—	—
Exercised	(415)	7.54
Forfeited or cancelled	(691)	11.20

Outstanding at December 31, 2006	9,863	10.85

Granted	—	—
Exercised	(839)	7.55
Forfeited or cancelled	(496)	13.18

Outstanding at December 31, 2007	8,528	$11.04	4.96	$947

Exercisable at December 31, 2007	8,485	$11.06	4.95	$943

The following table summarizes information about stock options outstanding at December 31, 2007 (in thousands, except exercise price data and contractual life data):

	Options Outstanding			Options Exercisable
Price Range	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$16.38–16.69	2,179	2.67	$16.50	2,179	$16.50
$9.80–12.42	3,288	4.99	10.64	3,288	10.64
$6.49–9.43	3,061	6.56	7.58	3,018	7.58

	8,528	4.96	$11.04	8,485	$11.06

Stock-based compensation expense related to the Company’s employee stock option plans was $0.6 million and $1.4 million for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, there was approximately $0.1 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 1.5 years.

The total intrinsic value of stock options exercised was $1.8 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the pro forma effect on net loss and net loss per share had employee compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the year ended December 31, 2005 (in thousands, except per share data):

2005(1)
Net loss applicable to common shareholders
As reported	$(9,657)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(20,609)

Pro forma	$(30,266)

Net loss per share, basic and diluted
As reported	$(0.08)

Pro forma	$(0.24)

(1)	Includes stock-based compensation expense related to Accelerated Options.

Restricted Stock and Restricted Stock Units

The following is a summary of nonvested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2007	535	$7.16
Granted	640	9.04
Vested	(10)	8.00
Forfeited or cancelled	(25)	7.95

Nonvested at December 31, 2007	1,140	$8.19

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $2.1 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, there was approximately $3.8 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”) provides that the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the ten calendar years beginning in 2002. All of the Company’s employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. Under the terms of the

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Plan, employees may elect to have up to 15% of their compensation withheld to purchase shares during each offering period. There are two offering periods annually under the Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. The purchase price of the stock is 85% of the lower of the day preceding the beginning-of-period or end-of-period closing market price. There was approximately $0.9 million withheld from employees for the offering periods in each of the years ended December 31, 2007, 2006 and 2005.

Stock-based compensation expense related to the Purchase Plan for the years ended December 31, 2007 and 2006 was $0.3 million and $0.2 million, respectively.

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

Stock-based compensation expense related to nonemployee stock option awards for the years ended December 31, 2007, 2006 and 2005 was $27 thousand, $0.8 million and $1.2 million, respectively.

12. RELATED-PARTY TRANSACTIONS

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

At December 31, 2007 Univision owns less than 15% of the Company’s common stock on a fully-converted basis. As of December 31, 2005, Univision owned approximately 30% of our common stock on a fully-converted basis. In connection with Univision’s merger with Hispanic Broadcasting Corporation (“HBC”) in September 2003, Univision entered into an agreement with the U.S. Department of Justice (“DOJ”), pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of the Company would not exceed 15% by March 26, 2006 and will not exceed 10% by March 26, 2009.

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

In 2006, the Company repurchased 7.2 million shares of Class U common stock held by Univision for $52.5 million.

The Class U common stock has limited voting rights and does not include the right to elect directors. However, as the holder of all of the Company’s issued and outstanding Class U common stock, Univision

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Univision provides network compensation to the Company and acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2007	2006	2007	2006	2007	2006
Other current assets	$—	$—	$274	$274	$274	$274
Other assets	—	—	—	—	—	—
Intangible assets subject to amortization, net	32,482	34,802	—	—	32,482	34,802
Current maturities on long-term debt	—	—	1,000	1,000	1,000	1,000
Advances payable	—	—	118	118	118	118
Accounts payable	3,699	2,933	896	757	4,595	3,690
Long-term debt, less current maturities	$—	$—	$3,000	$4,000	$3,000	$4,000

	Univision			Other			Total
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Net revenue	$615	$600	$605	$—	$—	$—	$615	$600	$605
Direct operating expenses (1)	10,137	10,385	9,304	2,043	2,037	2,210	12,180	12,422	11,514
Amortization	2,320	2,320	2,320	—	—	—	2,320	2,320	2,320
Interest expense	$—	$—	$—	$257	$315	$373	$257	$315	$373

(1)	Consists primarily of national representation fees paid to Univision and Lotus/Entravision Reps LLC.

13. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that arose in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

14. SUBSEQUENT EVENTS

In February 2008, the Company announced that it has entered into a definitive agreement to sell its outdoor advertising segment to Lamar Advertising Company for $100 million in cash. The transaction, which is subject to customary closing requirements, is expected to close in the second quarter of 2008. Upon closing of the transaction, the Company will no longer have outdoor operations.

In February 2008, the Company repurchased 1,500,000 shares of Class U common stock held by Univision for $10.4 million.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. SEGMENT DATA

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and non-cash stock-based compensation. There were no significant sources of revenue generated outside the United States during the years ended December 31, 2007, 2006 and 2005. There was approximately $18.7 million, $19.3 million and $18.8 million of assets in Mexico at December 31, 2007, 2006 and 2005, respectively.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
Net Revenue
Television	$156,375	$158,466	$146,184	(1)%	8%
Radio	93,671	96,668	100,582	(3)%	(4)%

Consolidated	250,046	255,134	246,766	(2)%	3%

Direct operating expenses
Television	64,242	61,620	58,420	4%	5%
Radio	35,366	36,686	37,775	(4)%	(3)%

Consolidated	99,608	98,306	96,195	1%	2%

Selling, general and administrative expenses
Television	23,072	23,902	22,524	(3)%	6%
Radio	21,195	22,358	24,310	(5)%	(8)%

Consolidated	44,267	46,260	46,834	(4)%	(1)%

Depreciation and amortization
Television	17,257	15,374	15,485	12%	(1)%
Radio	5,308	6,395	8,317	(17)%	(23)%

Consolidated	22,565	21,769	23,802	4%	(9)%

Segment operating profit
Television	51,804	57,570	49,755	(10)%	16%
Radio	31,802	31,229	30,180	2%	3%

Consolidated	83,606	88,799	79,935	(6)%	11%
Corporate expenses	17,353	17,520	16,255	(1)%	8%
Gain on sale of assets	—	(26,160)	—	*	*
Impairment charge	—	189,661	—	*	*

Operating income (loss)	$66,253	$(92,222)	$63,680	*	*

Capital expenditures
Television	$11,293	$18,700	$14,843
Radio	2,991	3,185	3,347

Consolidated	$14,284	$21,885	$18,190

Total assets
Television	$517,878	$529,478	$493,904
Radio	745,296	713,855	984,559
Outdoor	—	175,331	195,242
Assets held for sale (1)	102,974	—	69,454

Consolidated	$1,366,148	$1,418,664	$1,743,159

(1)	2007 amounts represent outdoor assets classified as assets held for sale.
2005 amounts represent radio assets classified as held for sale.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

Year ended December 31, 2007:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$56,895	$66,536	$64,101	$62,514	$250,046
Net income (loss)	(3,287)	8,598	(1,377)	(47,051)	(43,117)
Net income (loss) per share, basic and diluted	$(0.03)	$(0.08)	$(0.01)	$(0.48)	$(0.42)

Year ended December 31, 2006:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$53,194	$69,547	$68,307	$64,086	$255,134
Net income (loss)	12,119	(167,998)	(108)	21,388	(134,599)
Net income (loss) per share, basic and diluted	$0.11	$(1.60)	$(0.00)	$0.20	$(1.27)

Amounts have been adjusted for discontinued operations.

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments(1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2007	$4,406	$3,025	$279	$(1,939)	$5,771
Year ended December 31, 2006 (2)	4,719	1,665	338	(2,316)	4,406
Year ended December 31, 2005 (2)	4,858	1,394	215	(1,748)	4,719
Deferred tax valuation allowance
Year ended December 31, 2007	$—	$8,712	$—	$—	$8,712

(1)	Other adjustments represent recoveries and increases in the allowance for doubtful accounts, including changes in connection with acquisitions and dispositions.
(2)	Amounts have been adjusted for assets held for sale and discontinued operations.