Form 10-Q
period 2008-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2008-05-12
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of May 1, 2008, there were 53,128,294 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,887,433 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 15,652,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 27 of our Annual Report on Form 10-K for the year ended December 31, 2007.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,421	$86,945
Trade receivables, net of allowance for doubtful accounts of $6,007 and $5,771	49,686	55,986
Assets held for sale	103,901	102,974
Deferred income taxes	26,248	26,248
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,730	8,158

Total current assets	215,986	280,311
Property and equipment, net	93,200	92,959
Intangible assets subject to amortization, net (included related parties of $31,901 and $32,482)	34,166	34,560
Intangible assets not subject to amortization	766,118	778,427
Goodwill	179,360	168,135
Other assets	11,375	11,756

Total assets	$1,300,205	$1,366,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$1,050	$1,076
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $4,780 and $4,595)	32,849	57,944
Liabilities associated with assets held for sale	6,661	5,772

Total current liabilities	40,678	64,910
Long-term debt, less current maturities (including related parties of $3,000 and $3,000)	473,001	483,002
Other long-term liabilities	36,005	22,383
Deferred income taxes	132,094	138,043

Total liabilities	681,778	708,338

Commitments and contingencies (note 4)
Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2008 54,378,694; 2007 57,740,370	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2008 22,887,433; 2007 22,887,433	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2008 15,652,729; 2007 17,152,729	2	2
Additional paid-in capital	960,229	991,908
Accumulated deficit	(341,812)	(334,108)

	618,427	657,810
Treasury stock, Class A common stock, $0.0001 par value, 2008 5,506,781; 2007 2,060,001 shares	—	—

Total stockholders’ equity	618,427	657,810

Total liabilities and stockholders’ equity	$1,300,205	$1,366,148

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended March 31,
	2008	2007
		(As reclassified) (Note 1)
Net revenue (including related parties of $150 and $150)	$55,653	$56,895

Expenses:
Direct operating expenses (including related parties of $2,493 and $2,727) (including non-cash stock-based compensation of $124 and $153)	24,734	24,216
Selling, general and administrative expenses (including non-cash stock-based compensation of $155 and $267)	10,675	10,829
Corporate expenses (including non-cash stock-based compensation of $435 and $647)	4,454	4,630
Depreciation and amortization (includes direct operating of $4,344 and $4,478; selling, general and administrative of $1,002 and $1,027; and corporate of $199 and $215) (including related parties of $580 and $580)	5,545	5,720

	45,408	45,395

Operating income	10,245	11,500
Interest expense (including related parties of $58 and $73)	(22,595)	(11,110)
Interest income	431	1,264

Income (loss) before income taxes	(11,919)	1,654
Income tax (expense) benefit	4,995	(746)

Income (loss) before equity in net loss of nonconsolidated affiliate and discontinued operations	(6,924)	908
Equity in net loss of nonconsolidated affiliate	(126)	—

Income (loss) from continuing operations	(7,050)	908
Loss from discontinued operations, net of tax benefit of $973 and $2,646	(654)	(4,195)

Net loss applicable to common stockholders	$(7,704)	$(3,287)

Basic and diluted earnings per share:
Net income (loss) per share from continuing operations applicable to common stockholders, basic and diluted	$(0.07)	$0.01

Net loss per share from discontinued operations, basic and diluted	$(0.01)	$(0.04)

Net loss per share applicable to common stockholders, basic and diluted	$(0.08)	$(0.03)

Weighted average common shares outstanding, basic	95,416,338	103,859,772

Weighted average common shares outstanding, diluted	95,416,338	104,285,879

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period Ended March 31,
	2008	2007
		(As reclassified) (Note 1)
Cash flows from operating activities:
Net loss	$(7,704)	$(3,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,545	5,720
Deferred income taxes	(5,217)	(2,365)
Amortization of debt issue costs	101	101
Amortization of syndication contracts	866	16
Payments on syndication contracts	(707)	(19)
Equity in net loss of nonconsolidated affiliate	126	—
Non-cash stock-based compensation	714	1,067
Change in fair value of interest rate swap agreements	14,043	3,286
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Decrease in accounts receivable	6,475	2,716
Increase in prepaid expenses and other assets	(655)	(453)
Decrease in accounts payable, accrued expenses and other liabilities	(1,101)	(3,262)
Effect of discontinued operations	(661)	8,106

Net cash provided by operating activities	11,825	11,626

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	91	—
Purchases of property and equipment and intangibles	(4,004)	(3,425)
Purchase of a business	(22,885)	—
Effect of discontinued operations	(130)	(359)

Net cash used in investing activities	(26,928)	(3,784)

Cash flows from financing activities:
Proceeds from issuance of common stock	486	2,552
Payments on long-term debt	(10,027)	(76)
Repurchase of Class U common stock	(10,380)	—
Repurchase of Class A common stock	(22,500)	(2,840)
Excess tax benefits from exercise of stock options	—	123

Net cash used in financing activities	(42,421)	(241)

Net increase (decrease) in cash and cash equivalents	(57,524)	7,601
Cash and cash equivalents:
Beginning	86,945	118,525

Ending	$29,421	$126,126

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$8,574	$7,877

Income taxes	$222	$342

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2008 or any other future period.

Discontinued Operations

The Company committed to a plan to sell the outdoor advertising business in the fourth quarter of 2007. Upon closing of the transaction, the Company will no longer have outdoor operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) the outdoor advertising business has been presented as assets held for sale on the consolidated balance sheet. The Company has reported the results of its operations for all periods in discontinued operations within the consolidated statements of operations. In the statements of cash flows, the cash flows of discontinued operations have been reclassified for all periods presented and are separately classified within the respective categories with those of continuing operations.

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Related Party

Univision currently owns less than 15% of the Company’s common stock on a fully-converted basis. In connection with Univision’s merger with Hispanic Broadcasting Corporation (“HBC”) in September 2003, Univision entered into an agreement with the U.S. Department of Justice (“DOJ”), pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of the Company would not exceed 15% by March 26, 2006 and will not exceed 10% by March 26, 2009.

During the three-month period ended March 31, 2008, the Company repurchased 1.5 million shares of Class U common stock held by Univision for $10.4 million.

The Company’s Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. However, as the holder of all of the Company’s issued and outstanding Class U common stock, Univision currently has the right to approve any merger, consolidation or other business combination involving the Company, any dissolution of the Company and any assignment of the Federal Communications Commission, or FCC, licenses for any of the Company’s Univision-affiliated television stations. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision. Pursuant to an investor rights agreement, as amended, between Univision and the Company, Univision has a right to demand the registration of the sale of shares of the Company’s Class U common stock that it owns, which may be exercised on or before March 26, 2009.

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended March 31, 2008 and 2007, the amount paid by the Company to Univision in this capacity was $2.2 million and $2.3 million, respectively.

Stock-Based Compensation

The Company measures all stock-based awards using a fair value method and recognizes the related stock-based compensation expense in the consolidated financial statements over the requisite service period. Further, the Company estimates forfeitures for share based awards that are not expected to vest. As stock-based compensation expense recognized in the Company’s consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

Stock-based compensation expense related to grants of restricted stock units was $0.6 million and $0.5 million for the three-month periods ended March 31, 2008 and 2007, respectively.

The following is a summary of nonvested restricted stock units granted: (unaudited; in thousands, except grant date fair value data):

	Three-Month Period Ended March 31, 2008
	Number Granted	Weighted- Average Fair Value
Restricted stock units	651	$6.13

As of March 31, 2008, there was approximately $6.8 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by Statement for Financial Accounting Standards No. 128 “Earnings Per Share” (unaudited; in thousands, except per share and per share data):

	Three-Month Period Ended March 31,
	2008	2007
Basic earnings per share:
Numerator:
Income from continuing operations	$(7,050)	$908
Loss from discontinued operations	(654)	(4,195)

Net loss applicable to common stockholders	$(7,704)	$(3,287)

Denominator:
Weighted average common shares outstanding	95,416,338	103,859,772

Per share:
Net income per share from continuing operations	$(0.07)	$0.01
Net loss per share from discontinued operations	(0.01)	(0.04)

Net loss per share applicable to common stockholders	$(0.08)	$(0.03)

Diluted earnings per share:
Numerator:
Income from continuing operations	$(7,050)	$908
Loss from discontinued operations	(654)	(4,195)

Net loss applicable to common stockholders	$(7,704)	$(3,287)

Denominator:
Weighted average common shares outstanding	95,416,338	103,859,772
Dilutive securities:
Stock options, restricted stock units and employee stock purchase plan	—	426,107

Diluted shares outstanding	95,416,338	104,285,879
Per share:
Net income per share from continuing operations	$(0.07)	$0.01
Net loss per share from discontinued operations	(0.01)	(0.04)

Net loss per share applicable to common stockholders	$(0.08)	$(0.03)

Basic income (loss) per share is computed as net loss divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the three-month period ended March 31, 2008, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 371,661 equivalent shares of dilutive securities.

Assets Held for Sale and Discontinued Operations

In February 2008, the Company entered into a definitive agreement to sell the outdoor advertising business to Lamar Advertising Co. for $100 million in cash. The sale is expected to close in the second quarter of 2008. Upon the consummation of the transaction, the Company will no longer have outdoor advertising operations. Accordingly, the financial statements reflect the outdoor segment as discontinued operations; the Company has presented the related net assets and liabilities as assets held for sale and reclassified the related revenue and expenses as discontinued operations.

Summarized financial information of the major classes of assets and liabilities held for sale in the consolidated balance sheets for the discontinued outdoor operations as of March 31, 2008 and December 31, 2007 is as follows (unaudited; in thousands):

	March 31, 2008	December 31, 2007
Trade receivables (net of allowance of $370 and $502)	$10,963	$10,510
Prepaid expenses and other current assets	3,303	2,960
Deferred income taxes	23,507	23,507
Property and equipment, net	44,981	44,850
Intangible assets subject to amortization (customer base) (1)	19,332	19,332
Goodwill and other assets (1)	1,815	1,815

Total assets held for sale	$103,901	$102,974

Current liabilities	$6,310	$5,670
Other liabilities	351	102

Total liabilities associated with assets held for sale	$6,661	$5,772

Carrying value of net assets held for sale	$97,240	$97,202

(1)	Goodwill and intangible assets include reduction of $60 million and $19.5 million, respectively, to reduce the carrying value of the disposal group to fair value less costs to sell.

Summarized financial information in the consolidated statements of operations for the discontinued outdoor operations is as follows (unaudited; in thousands):

	Three-Month Period Ended March 31,
	2008	2007
Net revenue	$8,945	$7,033
Loss before income taxes	(1,627)	(6,841)
Income tax benefit	973	2,646

Loss from discontinued operations, net of tax	$(654)	$(4,195)

In presenting discontinued operations, corporate overhead expenses have not been allocated, consistent with historical outdoor segment presentation.

Acquisition of Assets

In March 2008, the Company completed the acquisition of the net assets of radio station WNUE-FM in Orlando, Florida, which was consolidated as a variable interest entity in December 2007, for $24.1 million.

The Company evaluated the transferred set of activities, assets, inputs, outputs, and processes in this acquisition and determined that the acquisition did constitute a business.

The following is a summary of the purchase price allocation for the Company’s acquisition of the net assets of radio station WNUE-FM in Orlando, Florida (unaudited; in millions):

Property and equipment	$1.0
Intangible assets subject to amortization	0.4
Intangible assets not subject to amortization (FCC licenses)	11.5
Goodwill	11.2

$24.1

Syndicated Bank Credit Facility

In September 2005, the Company entered into the current $650 million senior secured syndicated bank credit facility, consisting of a 7  1/2-year $500 million term loan and a 6  1/2-year $150 million revolving facility. The term loan under the new syndicated bank credit facility was drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under the Company’s former syndicated bank credit facility, (ii) to complete a tender offer for the Company’s previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

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

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 4.20% at March 31, 2008. As of March 31, 2008, $470 million of the term loan was outstanding.

The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on leverage covenants. As of March 31, 2008, the Company had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage.

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

Derivative Instruments

As of March 31, 2008, the Company had three interest rate swap agreements with a $355 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $124 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%.

As of March 31, 2008 and 2007, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected currently in earnings. For the three-month period ended March 31, 2008, the Company recognized an increase of $14.0 million in interest expense related to the decrease in fair value of the interest rate swap agreements. For the three-month period ended March 31, 2007, the Company recognized an increase of $3.3 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

As of March 31, 2008, the fair value of the interest rate swap agreements was a liability of $25.6 million and is classified in other liabilities on the balance sheet. As of December 31, 2007, the fair value of the interest rate swap agreements was a liability of $11.6 million and is classified in other liabilities on the balance sheet.

Fair Value Measurements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure eligible financial instruments, commitments, and certain other arrangements at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective beginning in the first quarter of 2008. The Company has currently not chosen to elect the provisions of SFAS 159 for its existing financial instruments.

On January 1, 2008, the Company adopted SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with SFAS 157, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date.

Level 2 – Financial assets and liabilities whose values are based on quoted prices for similar attributes in active markets; quoted prices in markets where trading occurs infrequently; and inputs other than quoted prices that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The following table presents the financial liabilities measured at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2008 (unaudited; in millions):

Liabilities	Level 2
Interest rate swap agreements	$25.6

Interest Rate Swap Agreements

The fair values of the interest rate swap agreements represent the present value of expected future cash flows estimated to be received from or paid to a marketplace participant in settlement of these instruments. They are valued using inputs including broker/dealer quotes based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157” which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 for items within the scope of FSP 157-2 is effective beginning in the first quarter of 2009. The Company is currently evaluating the impact of adopting SFAS 157 for items within the scope of FSP 157-2 on the financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning in the first quarter of 2009. The Company is currently evaluating the impact of adopting SFAS 161 on the financial statements.

3. SEGMENT INFORMATION

The Company operates in two reportable segments: television broadcasting and radio broadcasting.

Television Broadcasting

The Company owns and/or operates 51 primary television stations located primarily in the southwestern United States.

Radio Broadcasting

The Company owns and operates 48 radio stations (37 FM and 11 AM) located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and (gain) loss on sale of assets. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2008 and 2007. The Company evaluates the performance of its operating segments based on the following (unaudited; in thousands):

	Three-Month Period Ended March 31,		% Change 2008 to 2007
	2008	2007
Net Revenue
Television	$36,105	$36,791	(2)%
Radio	19,548	20,104	(3)%

Consolidated	55,653	56,895	(2)%

Direct operating expenses
Television	15,934	15,597	2%
Radio	8,800	8,619	2%

Consolidated	24,734	24,216	2%

Selling, general and administrative expenses
Television	5,579	5,897	(5)%
Radio	5,096	4,932	3%

Consolidated	10,675	10,829	(1)%

Depreciation and amortization
Television	4,309	4,203	3%
Radio	1,236	1,517	(19)%

Consolidated	5,545	5,720	(3)%

Segment operating profit
Television	10,283	11,094	(7)%
Radio	4,416	5,036	(12)%

Consolidated	14,699	16,130	(9)%
Corporate expenses	4,454	4,630	(4)%

Operating income	10,245	11,500	(11)%

Interest expense	(22,595)	(11,110)	103%
Interest income	431	1,264	(66)%

Income (loss) before income taxes from continuing operations	$(11,919)	$1,654	*

Capital expenditures
Television	$3,150	$2,819
Radio	879	667

Consolidated	$4,029	$3,486

Total assets
Television	$452,466	$533,001
Radio	743,838	710,177
Assets held for sale (1)	103,901	168,154

Consolidated	$1,300,205	$1,411,332

*	Percentage not meaningful.
(1)	Amounts represent outdoor assets classified as assets held for sale.

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

As of the date of filing this report, we own and/or operate 51 primary television stations that are located primarily in the southwestern United States. We own and operate 48 radio stations (37 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

The comparability of our results between 2008 and 2007 is affected by acquisitions and dispositions in those periods. In those years, we primarily acquired new media properties in markets where we already owned existing media properties. While new media properties contribute to the financial results of their markets, we do not attempt to measure their effect as they typically are integrated into existing operations.

Highlights

During the first quarter of 2008, we faced difficult comparisons in our operational results compared to the first quarter of 2007, when we outperformed the industry with robust results from both our television and radio divisions. In addition, we were confronted with a weak advertising environment due to general economic conditions, both in television and radio. Nevertheless, we continued to invest in our broadcasting assets to build audience shares and maintain our disciplined cost approach.

Our television segment generated $36.1 million in net revenue in the first quarter of 2008 as we sustained solid ratings across this segment. Our television results were driven by continued growth in our top advertising categories, including telecommunications and retail. We continued to enjoy significant revenue growth from certain of our television stations located in markets with rapidly growing Hispanic populations. Notwithstanding the net revenue growth of these particular stations, net revenue for our television segment as a whole decreased by $0.7 million or 2% for the first quarter of 2008 from $36.8 million for the first quarter of 2007. This decrease in net revenue was primarily due to a decrease in national advertising rates, which in turn was primarily due to the weak economy.

Our radio segment generated $19.5 million in net revenue in the first quarter of 2008 as we concentrated our efforts on expanding local sales, which accounted for 76% of total radio segment sales in the first quarter of 2008. Our radio results were driven by continued growth in some of our top advertising categories, including services, fast food and restaurants, and grocery. Our radio results were partly due to revenue growth from our radio stations that broadcast the “Piolin por la Mañana,” syndicated morning show, one of the highest-rated Spanish-language radio programs in the country, and which have seen solid ratings growth in all of these markets. Notwithstanding the net revenue growth of these particular stations, net revenue for our radio segment as a whole decreased by $0.6 million or 3% for the first quarter of 2008 from $20.1 million for the first quarter of 2007. The decrease in net revenue was primarily due to a decrease in local advertising sales and local advertising rates, which in turn was primarily due to the weak economy.

We repurchased 3.4 million shares of Class A common stock for approximately $22.4 million for the three-month period ended March 31, 2008. We have repurchased 11.8 million shares of Class A common stock for approximately $91.8 million from the inception of our stock repurchase plan on November 1, 2006 through March 31, 2008.

Acquisitions and Dispositions

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

In March 2008, we completed the acquisition of the net assets of radio station WNUE-FM in Orlando, Florida, which was consolidated as a variable interest entity in December 2007, for $24.1 million. With the addition of WNUE-FM, Orlando became our 11th market in which we own both radio and television assets.

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

During the three-month period ended March 31, 2008, we repurchased 1.5 million shares of Class U common stock held by Univision for $10.4 million.

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

Univision acts as our exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended March 31, 2008 and 2007, the amount we paid to Univision in this capacity was $2.2 million and $2.3 million, respectively.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157” which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 for items within the scope of FSP 157-2 is effective beginning in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 157 for items within the scope of FSP 157-2 on the financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 161 on the financial statements.

Three-Month Periods Ended March 31, 2008 and 2007

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2008 and 2007 (unaudited; in thousands):

	Three-Month Period Ended March 31,		% Change
	2008	2007
Statements of Operations Data:
Net revenue	$55,653	$56,895	(2)%

Direct operating expenses	24,734	24,216	2%
Selling, general and administrative expenses	10,675	10,829	(1)%
Corporate expenses	4,454	4,630	(4)%
Depreciation and amortization	5,545	5,720	(3)%

	45,408	45,395	0%

Operating income	10,245	11,500	(11)%
Interest expense	(22,595)	(11,110)	103%
Interest income	431	1,264	(66)%

Income (loss) before income taxes	(11,919)	1,654	*
Income tax (expense) benefit	4,995	(746)	*

Income (loss) before equity in net loss of nonconsolidated affiliate and discontinued operations	(6,924)	908	*
Equity in net loss of nonconsolidated affiliate	(126)	—	*

Income (loss) from continuing operations	(7,050)	908	*
Loss from discontinued operations	(654)	(4,195)	(84)%

Net loss applicable to common stockholders	$(7,704)	$(3,287)	134%

Other Data:
Capital expenditures	4,029	3,486
Consoldated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)	15,036	17,232
Net cash provided by operating activities	11,825	11,626
Net cash used in investing activities	(26,928)	(3,784)
Net cash used in financing activities	(42,421)	(241)

*	Percentage not meaningful.

(1)

Consolidated adjusted EBITDA means net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash depreciation and amortization, non-cash stock-based compensation, loss (gain) on sale of assets, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.0 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of March 31): 2008, 4.9 to 1; 2007, 4.7 to 1. Therefore, we were in compliance with this covenant at each of those dates. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash (gain) loss on sale of assets, non-cash depreciation and amortization, non-cash stock-based compensation, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (unaudited; in thousands):

	Three-Month Period Ended March 31,
	2008	2007
Consolidated adjusted EBITDA (1)	$15,036	$17,232
Interest expense	(22,595)	(11,110)
Interest income	431	1,264
Income tax (expense) benefit	4,995	(746)
Income tax benefit in discontinued operations	973	2,646
Amortization of syndication contracts	(866)	(16)
Payments on syndication contracts	707	19
Non-cash stock-based compensation included in direct operating expenses	(124)	(153)
Non-cash stock-based compensation included in selling, general and administrative expenses	(155)	(267)
Non-cash stock-based compensation included in corporate expenses	(435)	(647)
Depreciation and amortization	(5,545)	(5,720)
Depreciation and amortization in discontinued operations	—	(5,789)
Equity in net loss of nonconsolidated affiliates	(126)	—

Net loss	(7,704)	(3,287)
Depreciation and amortization	5,545	5,720
Deferred income taxes	(5,217)	(2,365)
Amortization of debt issue costs	101	101
Amortization of syndication contracts	866	16
Payments on syndication contracts	(707)	(19)
Equity in net loss of nonconsolidated affiliate	126	—
Non-cash stock-based compensation	714	1,067
Change in fair value of interest rate swap agreements	14,043	3,286
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Decrease in accounts receivable	6,475	2,716
Increase in prepaid expenses and other assets	(655)	(453)
Decrease in accounts payable, accrued expenses and other liabilities	(1,101)	(3,262)
Effect of discontinued operations	(661)	8,106

Cash flows from operating activities	$11,825	$11,626

Consolidated Operations

Net Revenue. Net revenue decreased to $55.7 million for the three-month period ended March 31, 2008 from $56.9 million for the three-month period ended March 31, 2007, a decrease of $1.2 million. Of the overall decrease, $0.7 million came from our television segment and was primarily attributable to a decrease in national advertising rates, which in turn was primarily due to the weak economy. Additionally, $0.5 million of the overall decrease came from our radio segment and was primarily attributable to a decrease in local advertising sales and local advertising rates, which in turn was primarily due to the weak economy.

We currently anticipate that net revenue will decrease during the second quarter of 2008 due to a challenging advertising environment. We do not know when the advertising environment will change. However, we anticipate that the advertising environment will improve when the economy improves. On a long-term basis, we anticipate that the number of advertisers purchasing Spanish-language advertising will rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to increase our rates, resulting in increases in net revenue in future periods on a long-term basis.

Direct Operating Expenses. Direct operating expenses increased to $24.7 million for the three-month period ended March 31, 2008 from $24.2 million for the three-month period ended March 31, 2007, an increase of $0.5 million. Of the overall increase, $0.3 million came from our television segment and was primarily attributable to increases in wages and syndication expense, partially offset by a decrease in national representation fees and other expenses associated with the decrease in net revenue. Additionally, $0.2 million of the overall increase came from our radio segment and was primarily attributable to increases in wages, music license fees and ratings services, partially offset by a decrease in national representation fees and other expenses associated with the decrease in net revenue. As a percentage of net revenue, direct operating expenses increased to 44% for the three-month period ended March 31, 2008 from 43% for the three-month period ended March 31, 2007. Direct operating expenses as a percentage of net revenue increased because direct operating expenses increased while net revenue decreased.

We currently anticipate that our direct operating expenses will increase during the second quarter of 2008 as compared to the second quarter of 2007. Despite the fact that direct operating expenses as a percentage of net revenue increased in the three-month period ended March 31, 2008 and is expected to increase in the second quarter of 2008, we currently anticipate that, on a long-term basis, net revenue increases will outpace direct operating expense increases such that direct operating expenses as a percentage of net revenue will be constant or decrease in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $10.7 million for the three-month period ended March 31, 2008 from $10.8 million for the three-month period ended March 31, 2007, a decrease of $0.1 million. Of the overall decrease, $0.3 million came from our television segment and was primarily attributable to decreases in bonuses and non-cash stock-based compensation expense. The overall decrease was partially offset by a $0.2 million increase in the radio segment’s selling, general and administrative expenses and was primarily attributable to increases in wages. As a percentage of net revenue, selling, general and administrative expenses remained the same at 19% for each of the three-month periods ended March 31, 2008 and 2007.

We currently anticipate that, on a long-term basis, net revenue increases will outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will continue to remain constant or decrease in future periods.

Corporate Expenses. Corporate expenses decreased to $4.5 million for three-month period ended March 31, 2008 from $4.6 million for the three-month period ended March 31, 2007, a decrease of $0.1 million. The decrease was primarily attributable to a decrease in non-cash stock-based compensation. As a percentage of net revenue, corporate expense remained the same at 8% for each of the three-month periods ended March 31, 2008 and 2007.

We currently anticipate that our corporate expenses will remain constant during the second quarter of 2008 as compared to the second quarter of 2007. We currently anticipate that, on a long-term basis, net revenue increases will outpace corporate expense increases such that corporate expenses as a percentage of net revenue will continue to remain constant or decrease in future periods.

Depreciation and Amortization. Depreciation and amortization decreased to $5.5 million for three-month period ended March 31, 2008 from $5.7 million for the three-month period ended March 31, 2007, a decrease of $0.2 million. The decrease was primarily attributable to a decrease in depreciation expense due to certain tower equipment becoming fully depreciated.

Operating Income (loss). As a result of the above factors, there was operating income of $10.2 million for the three-month period ended March 31, 2008, compared to operating income of $11.5 million for the three-month period ended March 31, 2007.

Interest Expense. Interest expense increased to $22.6 million for the three-month period ended March 31, 2008 from $11.1 million for the three-month period ended March 31, 2007, an increase of $11.5 million. The increase was attributable to the decrease in the fair value of our interest rate swap agreements.

Income Tax Benefit. Our expected annual tax rate is approximately 39% of pre-tax income or loss, adjusted for permanent tax differences. The tax benefit for the three-month period ended March 31, 2008 was higher than the annual effective tax rate because of state income and capital taxes. We currently have federal net operating loss carry-forwards of approximately $66.9 million available to offset future taxable income through the year 2026 that we expect will be utilized prior to their expiration.

Loss from Discontinued Operations. We have entered into a definitive agreement to sell our outdoor advertising operations, which we currently expect to be completed during the second quarter of 2008. Upon the closing of the transaction, we will no longer have outdoor advertising operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) we reported the results of our outdoor advertising operations in discontinued operations within the statements of operations. The loss from discontinued operations decreased to $0.7 million for the three-month period ended March 31, 2008 from $4.2 million for the three-month period ended March 31, 2007, a decrease of $3.5 million. The decrease was primarily attributable to the increase in revenue and decrease in depreciation and amortization, partially offset by a decrease in income tax benefit.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $36.1 million for the three-month period ended March 31, 2008 from $36.8 million for the three-month period ended March 31, 2007, a decrease of $0.7 million. The overall decrease was primarily attributable to a decrease in national advertising rates, which in turn was primarily due to the weak economy.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.9 million for the three-month period ended March 31, 2008 from $15.6 million for the three-month period ended March 31, 2007, an increase of $0.3 million. The increase was primarily attributable to increases in wages and syndication expense, partially offset by a decrease in national representation fees and other expenses associated with the decrease in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $5.6 million for the three-month period ended March 31, 2008 from $5.9 million for the three-month period ended March 31, 2007, a decrease of $0.3 million. The decrease was primarily attributable to a decrease in bonuses and non-cash stock-based compensation expense.

Radio

Net Revenue. Net revenue in our radio segment decreased to $19.5 million for the three-month period ended March 31, 2008 from $20.1 million for the three-month period ended March 31, 2007, a decrease of $0.6 million. The decrease was primarily attributable to a decrease local advertising sales and local advertising rates, which in turn was primarily due to the weak economy.

There has been a general slowing of growth in the radio industry over recent quarters, and we expect that this will continue. However, we expect to continue to outperform the general radio industry in future periods.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $8.8 million for the three-month period ended March 31, 2008 from $8.6 million for the three-month period ended March 31, 2007, an increase of $0.2 million. The increase was primarily attributable to increases in wages, music license fees and ratings services, partially offset by a decrease in national representation fees and other expenses associated with the decrease in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $5.1 million for the three-month period ended March 31, 2008 from $4.9 million for the three-month period ended March 31, 2007, an increase of $0.2 million. The increase was primarily attributable to increases in wages.

Liquidity and Capital Resources

While we have had a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We expect to fund anticipated cash requirements, including acquisitions, capital expenditures, payments of principal and interest on outstanding indebtedness and repurchases of our Class A common stock, with cash on hand, cash flows from operations and externally generated funds, such as proceeds from any debt or equity offering and our syndicated bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our syndicated bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

In February 2008, we entered into a definitive agreement to sell our outdoor advertising operations to Lamar Advertising Co. for $100 million in cash. We currently expect that the sale will close in the second quarter of 2008. We believe that the net proceeds of the sale will strengthen our ability to invest in our core television and radio businesses while improving our financial flexibility. We believe that we will not have to use the net proceeds from the sale to make a mandatory debt repayment based on our current debt covenants.

Syndicated Bank Credit Facility

In September 2005, we entered into our current $650 million senior secured syndicated bank credit facility, consisting of a 7  1/2-year $500 million term loan and a 6  1/ 2-year $150 million revolving facility. The term loan under the syndicated bank credit facility was drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding borrowings under our former syndicated bank credit facility, (ii) to complete a tender offer for our previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

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

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 4.20% at March 31, 2008. As of March 31, 2008, $470 million of our term loan was outstanding.

Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of March 31, 2008, we had approximately $2 million in outstanding letters of credit and $148 million was available under our revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

Derivative Instruments

As of March 31, 2008, we had three interest rate swap agreements with a $355 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $124 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements.

As of March 31, 2008 and 2007, these interest rate swap agreements were not designated for hedge accounting treatment and as a result, changes in their fair values are reflected currently in earnings. For the three-month period ended March 31, 2008, we recognized an increase of $14.0 million in interest expense related to the decrease in fair value of the interest rate swap agreements. For the three-month period ended March 31, 2007, we recognized an increase of $3.3 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

As of March 31, 2008, the fair value of the interest rate swap agreements was a liability of $25.6 million and is classified in other liabilities on our balance sheet. As of December 31, 2007, the fair value of the interest rate swap agreements was a liability of $11.6 million and is classified in other liabilities on our balance sheet.

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

On November 1, 2006, our Board of Directors approved a stock repurchase program. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We completed this $100 million repurchase program in the second quarter of 2008.

On April 7, 2008, our Board of Directors approved another $100 million stock repurchase program. We intend to finance stock repurchases, if and when made, with available cash on hand and cash provided by operations.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $15.0 million for the three-month period ended March 31, 2008 from $17.2 million for the three-month period ended March 31, 2007, a decrease of $2.2 million, or 13%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 27% for the three-month period ended March 31, 2008 from 30% for the three-month period ended March 31, 2007.

We expect consolidated adjusted EBITDA to decline in the second quarter of 2008 as we expect net revenue to decrease and direct operating and selling, general and administrative expenses to increase. On a long-term basis, we currently anticipate that consolidated adjusted EBITDA will increase in future periods as we believe that net revenue increases will outpace increases in direct operating and selling, general and administrative expenses.

Consolidated adjusted EBITDA means operating income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash depreciation and amortization, non-cash stock-based compensation, loss (gain) on sale of assets, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.0 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of March 31): 2008, 4.9 to 1; 2007, 4.7 to 1. Therefore, we were in compliance with this covenant at each of those dates. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash (gain) loss on sale of assets, non-cash depreciation and amortization, non-cash stock-based compensation, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 18.

Cash Flow

Net cash flow provided by operating activities increased to $11.8 million for the three-month period ended March 31, 2008 from $11.6 million for the three-month period ended March 31, 2007. Although we had a net loss of $7.7 million for the three-month period ended March 31, 2008, we had positive cash flow from operations. Out net loss was primarily a result of non-cash expenses, including a decrease in the fair value of our interest rate swap agreements of $14.0 million and a decrease in depreciation and amortization in discontinued operations of $5.5 million. We expect to continue to have positive cash flow from operating activities for the remainder of the 2008 year.

Net cash flow used in investing activities was $26.9 million for the three-month period ended March 31, 2008, compared to $3.8 million for the three-month period ended March 31, 2007. During the three-month period ended March 31, 2008, we spent $4.1 million on net capital expenditures and $22.9 related to the acquisition of the assets of radio station WNUE-FM in Orlando, Florida. During the three-month period ended March 31, 2007 we spent $3.8 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $16 million for the entire 2008 year.

Net cash flow used in financing activities was $42.4 million for the three-month period ended March 31, 2008, compared to $0.2 million for the three-month period ended March 31, 2007. During the three-month period ended March 31, 2008, we repurchased 3.4 million shares of our Class A common stock for $22.5 million including transaction fees, repurchased 1.5 million shares of our Class U common stock for $10.4 million, made net debt payments of $10.0 million and received net proceeds of $0.5 million from the sale of shares issued under our 2001 Employee Stock Purchase Plan. During the three-month period ended March 31, 2007, we repurchased 0.4 million shares of our Class A common stock for $2.8 million and received net proceeds of $2.6 million from the exercise of stock options and from the sale of shares issued under our 2001 Employee Stock Purchase Plan. Pursuant to a new stock repurchase program authorized by our Board of Directors on April 7, 2008, we plan to continue to repurchase our Class A common stock from time to time in future periods in open market transactions at prevailing market prices, block trades or private repurchases.

We anticipate that our maintenance capital expenditures will be approximately $10 million in 2008. In addition, our digital capital expenditures will be approximately $6 million. We anticipate paying for these capital expenditures by using net cash flow from operations and cash on hand.

As part of the transition from analog to digital television service, full-service television station owners are required, as a result of legislation that went into effect in early 2006, to discontinue broadcasting analog signals and to relinquish one of their paired analog-digital channels to the FCC on February 17, 2009. We currently expect the cost to complete construction of digital television facilities for our remaining full-service television stations, for which we have sought waivers from the FCC, will be approximately $2 million. In addition, we have elected to continue to broadcast separate digital and analog signals throughout this transition period. We intend to finance the conversion to digital television by using net cash flow from operations. Also, in order to broadcast high definition programming in the future, we intend to begin construction at our studio control facilities in 2009, and at our production control facilities in 2010. We currently expect that the cost of this high definition upgrade at our local studios will be approximately $7 million in 2009 and $7 million in 2010. We intend to finance the high definition upgrade by using net cash flow from operations and cash on hand.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 4.20% at March 31, 2008. As of March 31, 2008, $470 million of our term loan was outstanding. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of March 31, 2008, we had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of March 31, 2008, we had three interest rate swap agreements with a $355 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $124 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. It is expected that the term loan amounts will not exceed the notional amount of the four interest rate swap agreements.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of March 31, 2008, our interest rate swap agreements were not designated for hedge accounting treatment, and as a result, the fair value is classified as other liabilities on our balance sheet and as an increase of interest expense on our statements of operations. For the three-month period ended March 31, 2008, we recognized an increase of $14.0 million of interest expense related to the decrease in fair value of the interest rate swap agreements. At March 31, 2008, the fair value of the interest rate swap agreements was a liability of $25.6 million and is classified as other liabilities on the balance sheet.

We converted our variable rate term loan into a fixed rate obligation at September 30, 2005. We currently anticipate that the aggregate notional amount of our interest rate swap agreements will equal our loan amount outstanding. Since we converted our variable rate term loan into a fixed rate obligation through October 1, 2010, an increase in the variable interest rate or our bank credit facility would not currently affect interest expense payments. If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in making known to them in a timely manner material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.

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

For the three-month period ended March 31, 2008, we repurchased approximately 3.4 million shares of Class A common stock at an average price of $6.49 for an aggregate purchase price of approximately $22.4 million, all of which repurchases were made pursuant to the publicly announced program, as follows (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in thousands)
January 1, 2008 to January 31, 2008	801,411	$6.60	801,411	$25,267
February 1, 2008 to February 28, 2008	1,368,269	6.65	1,368,269	16,168
March 1, 2008 to March 31, 2008	1,277,100	6.24	1,277,100	8,195

Total	3,446,780	$6.49	3,446,780	$8,195

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

10.1	Executive Employment Agreement effective as of May 12, 2008 by and between the registrant and Christopher T. Young.

10.2	Separation and Transition Agreement effective as of April 11, 2008 by and between the registrant and John F. DeLorenzo.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ JOHN F. DELORENZO
John F. DeLorenzo Executive Vice President, Treasurer and Chief Financial Officer

Date: May 9, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Executive Employment Agreement effective as of May 12, 2008 by and between the registrant and Christopher T. Young.

10.2	Separation and Transition Agreement effective as of April 11, 2008 by and between the registrant and John F. DeLorenzo.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.