Form 10-Q
period 2008-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2008-08-11
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of July 31, 2008, there were 51,286,904 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,887,433 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 15,652,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2008

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

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$117,105	$86,945
Trade receivables, net of allowance for doubtful accounts of $6,040 and $5,771	55,963	55,986
Assets held for sale	—	102,974
Deferred income taxes	26,248	26,248
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,810	8,158

Total current assets	206,126	280,311
Property and equipment, net	92,891	92,959
Intangible assets subject to amortization, net (included related parties of $31,321 and $32,482)	33,238	34,560
Intangible assets not subject to amortization	766,118	778,427
Goodwill	179,360	168,135
Other assets	14,831	11,756

Total assets	$1,292,564	$1,366,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$1,004	$1,076
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,402 and $4,595)	34,050	57,944
Liabilities associated with assets held for sale	—	5,772

Total current liabilities	35,172	64,910
Long-term debt, less current maturities (including related parties of $2,000 and $3,000)	472,000	483,002
Other long-term liabilities	29,557	22,383
Deferred income taxes	139,646	138,043

Total liabilities	676,375	708,338

Commitments and contingencies (note 4)
Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2008 52,078,804; 2007 57,740,370	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2008 22,887,433; 2007 22,887,433	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2008 15,652,729; 2007 17,152,729	2	2
Additional paid-in capital	947,250	991,908
Accumulated deficit	(331,070)	(334,108)

	616,190	657,810
Treasury stock, Class A common stock, $0.0001 par value, 2008 7,814,281; 2007 2,060,001 shares	(1)	—

Total stockholders’ equity	616,189	657,810

Total liabilities and stockholders’ equity	$1,292,564	$1,366,148

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2008	2007	2008	2007
		(As reclassified) (Note 1)		(As reclassified) (Note 1)
Net revenue (including related parties of $32, $150, $182 and $300)	$62,932	$66,536	$118,585	$123,431

Expenses:
Direct operating expenses (including related parties of $3,079, $3,202, $5,572 and $5,929) (including non-cash stock-based compensation of $165, $97, $289 and $251)	25,942	25,009	50,676	49,225
Selling, general and administrative expenses (including non-cash stock-based compensation of $207, $135, $362 and $400)	10,956	11,764	21,631	22,593
Corporate expenses (including non-cash stock-based compensation of $468, $370, $903 and $1,018)	4,477	4,373	8,931	9,002
Depreciation and amortization (includes direct operating of $4,382, $4,412, $8,726 and $8,891; selling, general and administrative of $983, $975, $1,985 and $2,001; and corporate of $277, $216, $476 and $431) (including related parties of $580, $580, $1,160 and $1,160)	5,642	5,603	11,187	11,323

	47,017	46,749	92,425	92,143

Operating income	15,915	19,787	26,160	31,288
Interest expense (including related parties of $54, $68, $112 and $141)	3,172	(1,807)	(19,423)	(12,917)
Interest income	286	1,302	717	2,566

Income before income taxes	19,373	19,282	7,454	20,937
Income tax expense	(7,674)	(7,671)	(2,679)	(8,417)

Income before equity in net income (loss) of nonconsolidated affiliate and discontinued operations	11,699	11,611	4,775	12,520
Equity in net income (loss) of nonconsolidated affiliate	(38)	160	(164)	160

Income from continuing operations	11,661	11,771	4,611	12,680
Loss from discontinued operations, net of tax (expense) benefit of ($369), $1,514, $604 and $4,160	(919)	(3,173)	(1,573)	(7,369)

Net income applicable to common stockholders	$10,742	$8,598	$3,038	$5,311

Basic and diluted earnings per share:
Net income per share from continuing operations applicable to common stockholders, basic and diluted	$0.13	$0.11	$0.05	$0.12

Net loss per share from discontinued operations, basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.07)

Net income per share applicable to common stockholders, basic and diluted	$0.12	$0.08	$0.03	$0.05

Weighted average common shares outstanding, basic	91,573,187	104,174,725	93,495,230	104,018,118

Weighted average common shares outstanding, diluted	91,835,027	105,124,162	93,811,980	104,705,891

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2008	2007	2008	2007
		(As reclassified) (Note 1)		(As reclassified) (Note 1)
Cash flows from operating activities:
Net income	$10,742	$8,598	$3,038	$5,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,642	5,603	11,187	11,323
Deferred income taxes	6,877	9,598	1,660	7,233
Amortization of debt issue costs	101	101	202	202
Amortization of syndication contracts	689	399	1,555	415
Payments on syndication contracts	(715)	(459)	(1,422)	(478)
Equity in net (income) loss of nonconsolidated affiliate	38	(160)	164	(160)
Non-cash stock-based compensation	840	602	1,554	1,669
Change in fair value of interest rate swap agreements	(10,832)	(6,082)	3,211	(2,796)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(6,317)	(8,699)	158	(5,983)
(Increase) decrease in prepaid expenses and other assets	733	322	78	(131)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(659)	1,806	(1,760)	(1,456)
Effect of discontinued operations	(1,569)	712	(2,230)	8,818

Net cash provided by operating activities	5,570	12,341	17,395	23,967

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	101,407	20	101,498	20
Purchases of property and equipment and intangibles	(4,404)	(5,978)	(8,408)	(9,403)
Purchase of a business	—	—	(22,885)	—
Effect of discontinued operations	(64)	(823)	(194)	(1,182)

Net cash provided by (used in) investing activities	96,939	(6,781)	70,011	(10,565)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	2,925	486	5,477
Payments on long-term debt	(1,007)	(1,068)	(11,034)	(1,144)
Repurchase of Class U common stock	—	—	(10,380)	—
Repurchase of Class A common stock	(13,793)	—	(36,293)	(2,840)
Change in excess tax benefits from exercise of stock options	(25)	353	(25)	476

Net cash provided by (used in) financing activities	(14,825)	2,210	(57,246)	1,969

Net increase in cash and cash equivalents	87,684	7,770	30,160	15,371
Cash and cash equivalents:
Beginning	29,421	126,126	86,945	118,525

Ending	$117,105	$133,896	$117,105	$133,896

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$7,628	$7,723	$16,202	$15,600

Income taxes	$822	$366	$1,044	$708

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

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

Discontinued Operations

The Company sold the outdoor advertising business in May 2008 and no longer has outdoor operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) the Company has reported the results of its outdoor advertising operations for all periods in discontinued operations within the consolidated statements of operations. In the statements of cash flows, the cash flows of discontinued operations have been reclassified for all periods presented and are separately classified within the respective categories with those of continuing operations. The outdoor advertising business has been presented as assets held for sale on the consolidated balance sheet as of December 31, 2007.

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

During the six-month period ended June 30, 2008, the Company repurchased 1.5 million shares of Class U common stock held by Univision for $10.4 million.

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended June 30, 2008 and 2007, the amount paid by the Company to Univision in this capacity was $2.5 million and $2.6 million, respectively. During the six-month periods ended June 30, 2008 and 2007, the amount paid by the Company to Univision in this capacity was $4.7 million and $5.0 million, respectively.

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

Stock-based compensation expense related to grants of restricted stock units was $0.7 million and $0.4 million for the three-month periods ended June 30, 2008 and 2007, respectively. Stock-based compensation expense related to grants of restricted stock units was $1.3 million and $0.9 million for the six-month periods ended June 30, 2008 and 2007, respectively.

The following is a summary of nonvested restricted stock units granted: (unaudited; in thousands, except grant date fair value data):

	Six-Month Period Ended June 30, 2008
	Number Granted	Weighted- Average Fair Value
Restricted stock units	731	$6.06

As of June 30, 2008, there was approximately $5.7 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by Statement for Financial Accounting Standards No. 128 “Earnings Per Share” (unaudited; in thousands, except share and per share data):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2008	2007	2008	2007
Basic earnings per share:
Numerator:
Income from continuing operations	$11,661	$11,771	$4,611	$12,680
Loss from discontinued operations	(919)	(3,173)	(1,573)	(7,369)

Net income applicable to common stockholders	$10,742	$8,598	$3,038	$5,311

Denominator:
Weighted average common shares outstanding	91,573,187	104,174,725	93,495,230	104,018,118

Per share:
Net income per share from continuing operations	$0.13	$0.11	$0.05	$0.12
Net loss per share from discontinued operations	(0.01)	(0.03)	(0.02)	(0.07)

Net income per share applicable to common stockholders	$0.12	$0.08	$0.03	$0.05

Diluted earnings per share:
Numerator:
Income from continuing operations	$11,661	$11,771	$4,611	$12,680
Loss from discontinued operations	(919)	(3,173)	(1,573)	(7,369)

Net income applicable to common stockholders	$10,742	$8,598	$3,038	$5,311

Denominator:
Weighted average common shares outstanding	91,573,187	104,174,725	93,495,230	104,018,118
Dilutive securities:
Stock options, restricted stock units and employee stock purchase plan	261,840	949,437	316,750	687,773

Diluted shares outstanding	91,835,027	105,124,162	93,811,980	104,705,891
Per share:
Net income per share from continuing operations	$0.13	$0.11	$0.05	$0.12
Net loss per share from discontinued operations	(0.01)	(0.03)	(0.02)	(0.07)

Net income per share applicable to common stockholders	$0.12	$0.08	$0.03	$0.05

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the six-month period ended June 30, 2008, a total of 10,269,255 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the six-month period ended June 30, 2007, a total of 9,126,434 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Disposition and Discontinued Operations

In May 2008, the Company sold the outdoor advertising business to Lamar Advertising Co. for $101.5 million. The Company reviewed the portfolio of media properties and decided to sell its outdoor advertising business as it was a non-core business where the opportunity to grow to scale was limited. The Company decided that the net proceeds of the sale would strengthen the ability to invest in the core television and radio businesses while improving financial flexibility, including stock repurchases.

As a result of the disposition, the Company no longer has outdoor advertising operations. Accordingly, the financial statements reflect the outdoor segment as discontinued operations; the Company has presented the related net assets and liabilities as assets held for sale and reclassified the related revenue and expenses as discontinued operations.

Summarized financial information of the major classes of assets and liabilities held for sale in the consolidated balance sheets for the discontinued outdoor operations is as follows (in thousands):

December 31, 2007
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

Summarized financial information in the consolidated statements of operations for the discontinued outdoor operations is as follows (unaudited; in thousands):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2008	2007	2008	2007
Net revenue	$4,785	$9,508	$13,730	$16,541

Loss before income taxes	(550)	(4,687)	(2,177)	(11,529)
Income tax (expense) benefit	(369)	1,514	604	4,160

Loss from discontinued operations, net of tax	$(919)	$(3,173)	$(1,573)	$(7,369)

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

$24.1

Syndicated Bank Credit Facility

In September 2005, the Company entered into the current $650 million senior secured syndicated bank credit facility, consisting of a 7  1/2-year $500 million term loan and a 6  1/2-year $150 million revolving facility. The term loan under the current syndicated bank credit facility was drawn in full at that time, the proceeds of which were used (i) to refinance $250 million outstanding under the Company’s former syndicated bank credit facility, (ii) to complete a tender offer for the Company’s previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

The term loan matures in 2013 and is subject to automatic quarterly reductions of $1.25 million starting on January 1, 2012. The revolving facility expires in 2012. The Company’s ability to make additional borrowings under the syndicated bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

The syndicated bank credit facility is secured by substantially all of the Company’s assets, as well as the pledge of the stock of substantially all of the Company’s subsidiaries, including the special purpose subsidiary formed to hold the Company’s FCC licenses.

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 4.29% at June 30, 2008. As of June 30, 2008, $470 million of the term loan was outstanding.

The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on leverage covenants. As of June 30, 2008, the Company had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage.

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

The syndicated bank credit facility contains a mandatory prepayment clause, triggered in the event that (i) the proceeds of certain asset dispositions are not utilized as provided under the syndicated bank credit facility within 18 months of such disposition; (ii) insurance or condemnation proceeds are not utilized as provided under the syndicated bank credit facility within 360 days following receipt thereof; or (iii) the proceeds from capital contributions or equity offerings are not utilized to acquire businesses or properties relating to radio and television advertising within 360 days following such capital contribution or equity offering. In addition, if the Company incurs certain additional indebtedness, then 100% of such proceeds must be used to reduce the outstanding loan balance; and if the Company has excess cash flow, as defined in the syndicated bank credit facility, then 75% of such excess cash flow must be used to reduce the outstanding loan balance.

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

Derivative Instruments

As of June 30, 2008, the Company had three interest rate swap agreements with a $346 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $124 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%.

As of June 30, 2008 and 2007, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected currently in earnings. The Company recognized a reduction of $10.8 million and $6.1 million in interest expense related to the increase in fair value of the interest rate swap agreements for the three-month periods ended June 30, 2008 and 2007, respectively. The Company recognized an increase of $3.2 million and a reduction of $2.8 million in interest expense related to the change in fair value of the interest rate swap agreements for the six-month periods ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, the fair value of the interest rate swap agreements was a liability of $14.8 million and is classified in other liabilities on the balance sheet. As of December 31, 2007, the fair value of the interest rate swap agreements was a liability of $11.6 million and is classified in other liabilities on the balance sheet.

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

The following table presents the financial liabilities measured at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2008 (unaudited; in millions):

Liabilities	Level 2
Interest rate swap agreements	$14.8

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

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements”, which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective beginning in the first quarter of 2009. The Company is currently evaluating the impact of adopting SFAS 160 on the financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP 142-3 on the financial statements.

3. SEGMENT INFORMATION

The Company operates in two reportable segments: television broadcasting and radio broadcasting.

Television Broadcasting

The Company owns and/or operates 51 primary television stations located primarily in the southwestern United States, including several key U.S./Mexican border markets.

Radio Broadcasting

The Company owns and operates 48 radio stations (37 FM and 11 AM) located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and (gain) loss on sale of assets. There were no significant sources of revenue generated outside the United States during the three- and six-month periods ended June 30, 2008 and 2007. The Company evaluates the performance of its operating segments based on the following (unaudited, except for December 31, 2007 data; in thousands):

	Three-Month Period Ended June 30,		% Change 2008 to 2007	Six-Month Period Ended June 30,		% Change 2008 to 2007
	2008	2007		2008	2007
Net Revenue
Television	$38,944	$40,287	(3)%	$75,049	$77,078	(3)%
Radio	23,988	26,249	(9)%	43,536	46,353	(6)%

Consolidated	62,932	66,536	(5)%	118,585	123,431	(4)%

Direct operating expenses
Television	16,180	16,093	1%	32,114	31,690	1%
Radio	9,762	8,916	9%	18,562	17,535	6%

Consolidated	25,942	25,009	4%	50,676	49,225	3%

Selling, general and administrative expenses
Television	5,532	5,512	0%	11,111	11,409	(3)%
Radio	5,424	6,252	(13)%	10,520	11,184	(6)%

Consolidated	10,956	11,764	(7)%	21,631	22,593	(4)%

Depreciation and amortization
Television	4,268	4,275	(0)%	8,577	8,478	1%
Radio	1,374	1,328	3%	2,610	2,845	(8)%

Consolidated	5,642	5,603	1%	11,187	11,323	(1)%

Segment operating profit
Television	12,964	14,407	(10)%	23,247	25,501	(9)%
Radio	7,428	9,753	(24)%	11,844	14,789	(20)%

Consolidated	20,392	24,160	(16)%	35,091	40,290	(13)%
Corporate expenses	4,477	4,373	2%	8,931	9,002	(1)%

Operating income	15,915	19,787	(20)%	26,160	31,288	(16)%

Interest expense	3,172	(1,807)	*	(19,423)	(12,917)	50%
Interest income	286	1,302	(78)%	717	2,566	(72)%

Income before income taxes from continuing operations	$19,373	$19,282	0%	$7,454	$20,937	(64)%

Capital expenditures
Television	$3,361	$3,108		$6,511	$5,927
Radio	1,083	834		1,962	1,501

Consolidated	$4,444	$3,942		$8,473	$7,428

				June 30, 2008	December 31, 2007
Total assets
Television				$544,922	$517,878
Radio				747,642	745,296
Assets held for sale (1)				—	102,974

Consolidated				$1,292,564	$1,366,148

*	Percentage not meaningful.
(1)	Amount represents outdoor assets classified as assets held for sale.

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

Overview

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended June 30, 2008 was $62.9 million. Of that amount, revenue generated by our television segment accounted for 62% and revenue generated by our radio segment accounted for 38%.

As of the date of filing this report, we own and/or operate 51 primary television stations that are located primarily in the southwestern United States, including several key U.S./Mexican border markets. Entravision is the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network, with television stations in 20 of the nation’s top 50 U.S. Hispanic markets. We also operate one of the nation’s largest groups of primarily Spanish-language radio stations, consisting of 48 owned and operated radio stations (37 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

Highlights

During the second quarter of 2008, we were confronted with a weak advertising environment due to general economic conditions, both in television and radio. Nevertheless, we continued to invest in our broadcasting assets to build audience shares and maintain our disciplined cost approach. In addition, our balance sheet remains strong and we have ample financial flexibility.

Our television segment generated $38.9 million in net revenue in the second quarter of 2008 as we sustained solid ratings across this segment. Our television results were driven by continued growth in our top advertising categories, including services, fast food and restaurants, healthcare and entertainment. We continued to enjoy significant revenue growth from certain of our television stations located in markets with rapidly growing Hispanic populations. Notwithstanding the net revenue growth of these particular stations, net revenue for our television segment as a whole decreased by $1.4 million or 3% for the second quarter of 2008 from $40.3 million for the second quarter of 2007. This decrease in net revenue was primarily due to a decrease in national advertising sales and national advertising rates, which in turn was primarily due to the weak economy.

Our radio segment generated $24.0 million in net revenue in the second quarter of 2008 as we concentrated our efforts on expanding local sales, which accounted for 74% of total radio segment sales in the second quarter of 2008. Our radio results were driven by continued growth in some of our top advertising categories, including services, fast food and restaurants, and beverages. Our radio results were partly due to revenue growth from our radio stations that broadcast the “Piolin por la Mañana,” syndicated morning show, one of the highest-rated Spanish-language radio programs in the country, and have seen solid ratings growth in a number of these stations. Notwithstanding the net revenue growth of these particular stations, net revenue for our radio segment as a whole decreased by $2.3 million or 9% for the second quarter of 2008 from $26.2 million for the second quarter of 2007. The decrease in net revenue was primarily due to a decrease in local advertising sales and local advertising rates, which in turn was primarily due to the weak economy. The decrease in net revenue was also partly due to the fact that in the second quarter 2007, we benefited from revenue from our annual Los Angeles promotional event. This event will be held in the third quarter in 2008, and as a result, we did not generate revenue from this event in the second quarter of 2008.

Pursuant to a stock repurchase plan authorized by the Board of Directors on November 1, 2006, we repurchased 1.2 million shares of Class A common stock for approximately $8.2 million during the three-month period ended June 30, 2008. Under that plan, we have repurchased a total of 13.0 million shares of Class A common stock for $100 million, the maximum amount authorized by the Board of Directors under this plan. On April 7, 2008, the Board of Directors approved the repurchase of an additional $100 million of the Company’s Class A common stock. Under this new plan, we repurchased 1.1 million shares of Class A common stock for approximately $5.5 million during the three-month period ended June 30, 2008, or a total of 2.3 million shares for approximately $13.7 under both plans during the three-month period ended June 30, 2008, and a total of 14.1 million shares of Class A common stock for approximately $105.5 million under both plans from inception through June 30, 2008.

Acquisitions and Dispositions

In a strategic effort to focus our resources on strengthening existing clusters and expanding into new U.S. Hispanic markets, we regularly review our portfolio of media properties and seek to divest non-core assets in markets where we do not see the opportunity to grow to scale and build out clusters. In accordance with this strategy, we sold our outdoor advertising operations in May 2008 to Lamar Advertising Co. for $101.5 million and the Company no longer has outdoor advertising operations. Accordingly, our financial statements reflect the outdoor advertising operations as discontinued operations; we have presented the related assets and liabilities as assets held for sale and reclassified the related revenue and expenses as discontinued operations.

In March 2008, we completed the acquisition of the net assets of radio station WNUE-FM in Orlando, Florida, for $24.1 million. With the addition of WNUE-FM, Orlando became our 11th market in which we own and operate both radio and television assets.

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

During the six-month period ended June 30, 2008, we repurchased 1.5 million shares of Class U common stock held by Univision for $10.4 million.

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

Univision acts as our exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended June 30, 2008 and 2007, the amount we paid to Univision in this capacity was $2.5 million and $2.6 million, respectively. During the six-month periods ended June 30, 2008 and 2007, the amount we paid to Univision in this capacity was $4.7 million and $5.0 million, respectively.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of adopting FSP 142-3 on the financial statements.

Three-and Six-Month Periods Ended June 30, 2008 and 2007

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2008 and 2007 (unaudited; in thousands):

	Three-Month Period Ended June 30,		%	Six-Month Period Ended June 30,		%
	2008	2007	Change	2008	2007	Change
Statements of Operations Data:
Net revenue	$62,932	$66,536	(5)%	$118,585	$123,431	(4)%

Direct operating expenses	25,942	25,009	4%	50,676	49,225	3%
Selling, general and administrative expenses	10,956	11,764	(7)%	21,631	22,593	(4)%
Corporate expenses	4,477	4,373	2%	8,931	9,002	(1)%
Depreciation and amortization	5,642	5,603	1%	11,187	11,323	(1)%

	47,017	46,749	1%	92,425	92,143	0%

Operating income	15,915	19,787	(20)%	26,160	31,288	(16)%
Interest expense	3,172	(1,807)	*	(19,423)	(12,917)	50%
Interest income	286	1,302	(78)%	717	2,566	(72)%

Income before income taxes	19,373	19,282	0%	7,454	20,937	(64)%
Income tax expense	(7,674)	(7,671)	0%	(2,679)	(8,417)	(68)%

Income before equity in net income (loss) of nonconsolidated affiliate and discontinued operations	11,699	11,611	1%	4,775	12,520	(62)%
Equity in net income (loss) of nonconsolidated affiliate	(38)	160	*	(164)	160	*

Income from continuing operations	11,661	11,771	(1)%	4,611	12,680	(64)%
Loss from discontinued operations	(919)	(3,173)	(71)%	(1,573)	(7,369)	(79)%

Net income applicable to common stockholders	$10,742	$8,598	25%	$3,038	$5,311	(43)%

Other Data:
Capital expenditures	$4,444	$3,942		$8,473	$7,428
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				$39,034	$44,217
Net cash provided by operating activities				$17,395	$23,967
Net cash provided by (used in) investing activities				$70,011	$(10,565)
Net cash provided by (used in) financing activities				$(57,246)	$1,969

*	Percentage not meaningful.

(1)	Consolidated adjusted EBITDA means operating income (loss) plus (gain) loss on sale of assets, depreciation and amortization, non-cash stock-based compensation included in operating and corporate expenses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include (gain) loss on sale of assets, depreciation and amortization, non-cash stock-based compensation, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate, loss from discontinued operations and syndication programming amortization and does include syndication programming payments. The definition of operating income (loss), and thus consolidated adjusted EBITDA, excludes (gain) loss on sale of assets, depreciation and amortization, non-cash stock-based compensation, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate, loss from discontinued operations and syndication programming amortization.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.0 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of June 30): 2008, 5.2 to 1; 2007, 4.8 to 1. Therefore, we were in compliance with this covenant at each of those dates. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash (gain) loss of sales of assets, non-cash depreciation and amortization, non-cash stock-based compensation, net interest expense, income tax expense

(benefit), equity in net income (loss) of nonconsolidated affiliate, loss from discontinued operations and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. We also use consolidated adjusted EBITDA, along with other factors, to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (unaudited; in thousands):

	Six-Month Period Ended June 30,
	2008	2007
Consolidated adjusted EBITDA (1)	$39,034	$44,217
Interest expense	(19,423)	(12,917)
Interest income	717	2,566
Income tax expense	(2,679)	(8,417)
Amortization of syndication contracts	(1,555)	(415)
Payments on syndication contracts	1,422	478
Non-cash stock-based compensation included in direct operating expenses	(289)	(251)
Non-cash stock-based compensation included in selling, general and administrative expenses	(362)	(400)
Non-cash stock-based compensation included in corporate expenses	(903)	(1,018)
Depreciation and amortization	(11,187)	(11,323)
Equity in net income (loss) of nonconsolidated affiliates	(164)	160
Loss from discontinued operations	(1,573)	(7,369)

Net income	3,038	5,311
Depreciation and amortization	11,187	11,323
Deferred income taxes	1,660	7,233
Amortization of debt issue costs	202	202
Amortization of syndication contracts	1,555	415
Payments on syndication contracts	(1,422)	(478)
Equity in net (income) loss of nonconsolidated affiliate	164	(160)
Non-cash stock-based compensation	1,554	1,669
Change in fair value of interest rate swap agreements	3,211	(2,796)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	158	(5,983)
(Increase) decrease in prepaid expenses and other assets	78	(131)
Decrease in accounts payable, accrued expenses and other liabilities	(1,760)	(1,456)
Effect of discontinued operations	(2,230)	8,818

Cash flows from operating activities	$17,395	$23,967

Consolidated Operations

Net Revenue. Net revenue decreased to $62.9 million for the three-month period ended June 30, 2008 from $66.5 million for the three-month period ended June 30, 2007, a decrease of $3.6 million. Of the overall decrease, $2.3 million came from our radio segment and was primarily attributable to a decrease in second quarter revenue of $1.2 million associated with moving our annual Los Angeles promotional event from the second quarter to the third quarter in 2008, as well as a decrease in local advertising sales and local advertising rates, which in turn was primarily due to the weak economy. Additionally, $1.3 million of the decrease came from our television segment and was primarily attributable to a decrease in national advertising sales and national advertising rates, which in turn was primarily due to the weak economy.

Net revenue decreased to $118.6 million for the six-month period ended June 30, 2008 from $123.4 million for the six-month period ended June 30, 2007, a decrease of $4.8 million. Of the overall decrease, $2.8 million came from our radio segment and was primarily attributable to a decrease in revenue of $1.2 million associated with moving our annual Los Angeles promotional event from the second quarter to the third quarter in 2008, as well as a decrease in local advertising sales and local advertising rates, which in turn was primarily due to the weak economy. Additionally, $2.0 million of the decrease came from our television segment and was primarily attributable to a decrease in national advertising rates, which in turn was primarily due to the weak economy.

We currently anticipate that net revenue will decrease during the third quarter of 2008 due to a challenging advertising environment despite the contribution of additional revenue in the third quarter from our annual Los Angeles promotional event. We do not know when the advertising environment will change. However, we anticipate that the advertising environment will improve when the economy improves. On a long-term basis, we anticipate that the number of advertisers purchasing Spanish-language advertising will rise and will result in greater demand for our inventory. We expect that this increased demand will, in turn, allow us to increase our rates, resulting in increases in net revenue in future periods on a long-term basis.

Direct Operating Expenses. Direct operating expenses increased to $26.0 million for the three-month period ended June 30, 2008 from $25.0 million for the three-month period ended June 30, 2007, an increase of $1.0 million. Of the overall increase, $0.9 million came from our radio segment. The increase was primarily attributable to increases in wages and ratings services, partially offset by a decrease in expenses associated with the decrease in net revenue. The remaining increase of $0.1 million during the three-month period ended June 30, 2008 came from our television segment. The increase was primarily attributable to increases in news costs related to the expansion of our newscast operations, partially offset by a decrease in national representation fees and other expenses associated with the decrease in net revenue. As a percentage of net revenue, direct operating expenses increased to 41% for the three-month period ended June 30, 2008 from 38% for the three-month period ended June 30, 2007. Direct operating expenses as a percentage of net revenue increased because direct operating expenses increased while net revenue decreased.

Direct operating expenses increased to $50.7 million for the six-month period ended June 30, 2008 from $49.2 million for the six-month period ended June 30, 2007, an increase of $1.5 million. Of the overall increase, $1.1 million came from our radio segment. The increase was primarily attributable to increases in wages and ratings services, partially offset by a decrease in expenses associated with the decrease in net revenue. The remaining increase of $0.4 million during the six-month period ended June 30, 2008 came from our television segment. The increase was primarily attributable to increases in news costs related to the expansion of our newscast operations, partially offset by a decrease in national representation fees and other expenses associated with the decrease in net revenue. As a percentage of net revenue, direct operating expenses increased to 43% for the six-month period ended June 30, 2008 from 40% for the six-month period ended June 30, 2007. Direct operating expenses as a percentage of net revenue increased because direct operating expenses increased while net revenue decreased.

We currently anticipate that our direct operating expenses will increase during the third quarter of 2008 and that direct operating expenses as a percentage of net revenue will also increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $11.0 million for the three-month period ended June 30, 2008 from $11.8 million for the three-month period ended June 30, 2007, a decrease of $0.8 million. The decrease of $0.8 million came from our radio segment and was primarily attributable to a decrease in second quarter expenses associated with moving our annual Los Angeles promotional event from the second quarter to the third quarter in 2008. As a percentage of net revenue, selling, general and administrative expenses decreased to 17% for the three-month period ended June 30, 2008 from 18% for the three-month period ended June 30, 2007. Selling, general and administrative expenses as a percentage of net revenue decreased because the decrease in selling, general and administrative expenses, due to the above factors, outpaced the decrease in net revenue.

Selling, general and administrative expenses decreased to $21.6 million for the six-month period ended June 30, 2008 from $22.6 million for the six-month period ended June 30, 2007, a decrease of $1.0 million. Of the overall decrease, $0.7 million came from our radio segment. The decrease was primarily attributable to a decrease in expenses associated with moving our annual Los Angeles promotional event from the second quarter to the third quarter in 2008. The remaining decrease of $0.3 million during the six-month period ended June 30, 2008 came from our television segment. The decrease was primarily attributable to a decrease in bonuses and non-cash stock-based compensation expense. As a percentage of net revenue, selling, general and administrative expenses remained the same at 18% for each of the six-month periods ended June 30, 2008 and 2007.

We currently anticipate that, on a long-term basis, net revenue increases will stay even with or outpace selling, general and administrative expense increases such that selling, general and administrative expenses as a percentage of net revenue will continue to remain constant or decrease in future periods.

Corporate Expenses. Corporate expenses increased to $4.5 million for three-month period ended June 30, 2008 from $4.4 million for the three-month period ended June 30, 2007, an increase of $0.1 million. The increase was attributable to an increase in non-cash stock-based compensation of $0.1 million. As a percentage of net revenue, corporate expense remained the same at 7% for each of the three-month periods ended June 30, 2008 and 2007.

Corporate expenses decreased to $8.9 million for six-month period ended June 30, 2008 from $9.0 million for the six-month period ended June 30, 2007, a decrease of $0.1 million. The decrease was attributable to a decrease in non-cash stock-based compensation of $0.1 million. As a percentage of net revenue, corporate expense increased to 8% for six-month period ended June 30, 2008 from 7% for the six-month period ended June 30, 2007, an increase of 1%. Corporate expenses as a percentage of net revenue increased because the decrease in revenue outpaced the decrease in corporate expenses.

We currently anticipate that our corporate expenses will remain constant during the third quarter of 2008 as compared to the third quarter of 2007. We currently anticipate that, on a long-term basis, net revenue increases will stay even with or outpace corporate expense increases such that corporate expenses as a percentage of net revenue will remain constant or decrease in future periods.

Depreciation and Amortization. Depreciation and amortization was $5.6 million for each of three-month periods ended June 30, 2008 and June 30, 2007.

Depreciation and amortization decreased to $11.2 million for six-month period ended June 30, 2008 from $11.3 million for the six-month period ended June 30, 2007, a decrease of $0.1 million.

Operating Income (Loss). As a result of the above factors, operating income was $15.9 million for the three-month period ended June 30, 2008, compared to an operating income of $19.8 million for the three-month period ended June 30, 2007. As a result of the above factors, operating income was $26.2 million for the six-month period ended June 30, 2008, compared to an operating income of $31.3 million for the six-month period ended June 30, 2007.

Interest Expense (Income). Interest income was $3.2 million for the three-month period ended June 30, 2008 compared to interest expense of from $1.8 million for the three-month period ended June 30, 2007, a decrease of $5.0 million. The decrease was primarily attributable to the increase in the fair value of our interest rate swap agreements.

Interest expense increased to $19.4 million for the six-month period ended June 30, 2008 from $12.9 million for the six-month period ended June 30, 2007, an increase of $6.5 million. The increase was attributable to the decrease in the fair value of our interest rate swap agreements.

Income Tax Benefit. Our expected annual tax rate is approximately 39% of pre-tax income or loss, adjusted for permanent tax differences. The tax benefit for the six-month period ended June 30, 2008 was higher than the annual effective tax rate because of state income and capital taxes. We currently have federal net operating loss carry-forwards of approximately $66.9 million available to offset future taxable income through the year 2026 that we expect will be utilized prior to their expiration.

Loss from Discontinued Operations. We sold our outdoor advertising operations during the second quarter of 2008 and no longer have outdoor advertising operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) we reported the results of our outdoor advertising operations in discontinued operations within the statements of operations. The loss from discontinued operations decreased to $1.4 million for the six-month period ended June 30, 2008 from $7.4 million for the six-month period ended June 30, 2007, a decrease of $6.0 million. The decrease was primarily attributable to the decrease in depreciation and amortization.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $38.9 million for the three-month period ended June 30, 2008 from $40.3 million for the three-month period ended June 30, 2007, a decrease of $1.4 million. The overall decrease was primarily attributable to a decrease national advertising sales and national advertising rates, which in turn was primarily due to the weak economy.

Net revenue in our television segment decreased to $75.0 million for the six-month period ended June 30, 2008 from $77.1 million for the six-month period ended June 30, 2007, a decrease of $2.1 million. The overall decrease was primarily attributable to a decrease in national advertising rates, which in turn was primarily due to the weak economy.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $16.2 million for the three-month period ended June 30, 2008 from $16.1 million for the three-month period ended June 30, 2007, an increase of $0.1 million. The increase was primarily attributable to increases in news costs related to the expansion of our newscast operations, partially offset by a decrease in national representation fees and other expenses associated with the decrease in net revenue.

Direct operating expenses in our television segment increased to $32.1 million for the six-month period ended June 30, 2008 from $31.7 million for the six-month period ended June 30, 2007, an increase of $0.4 million. The increase was primarily attributable to increases in news costs related to the expansion of our newscast operations, partially offset by a decrease in national representation fees and other expenses associated with the decrease in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment was $5.5 million for each of the three-month periods ended June 30, 2008 and 2007.

Selling, general and administrative expenses in our television segment decreased to $11.1 million for the six-month period ended June 30, 2008 from $11.4 million for the six-month period ended June 30, 2007, a decrease of $0.3 million. The decrease was primarily attributable to a decrease in bonuses and non-cash stock-based compensation expense.

Radio

Net Revenue. Net revenue in our radio segment decreased to $24.0 million for the three-month period ended June 30, 2008 from $26.2 million for the three-month period ended June 30, 2007, a decrease of $2.2 million. The decrease was primarily attributable to a decrease in second quarter revenue of $1.2 million associated with moving our annual Los Angeles promotional event from the second quarter to the third quarter in 2008, as well as a decrease in local advertising sales and local advertising rates, which in turn was primarily due to the weak economy.

Net revenue in our radio segment decreased to $43.5 million for the six-month period ended June 30, 2008 from $46.4 million for the six-month period ended June 30, 2007, a decrease of $2.9 million. The decrease was primarily attributable to a decrease in revenue of $1.2 million associated with moving our annual Los Angeles promotional event from the second quarter to the third quarter in 2008, as well as a decrease in local advertising sales and local advertising rates, which in turn was primarily due to the weak economy.

There has been a general slowing of growth in the radio industry over recent quarters, and we expect that this will continue.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $9.8 million for the three-month period ended June 30, 2008 from $8.9 million for the three-month period ended June 30, 2007, an increase of $0.9 million. The increase was primarily attributable to increases in wages and ratings services, partially offset by a decrease in expenses associated with the decrease in net revenue.

Direct operating expenses in our radio segment increased to $18.6 million for the six-month period ended June 30, 2008 from $17.5 million for the six-month period ended June 30, 2007, an increase of $1.1 million. The increase was primarily attributable to increases in wages and ratings services, partially offset by a decrease in expenses associated with the decrease in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $5.4 million for the three-month period ended June 30, 2008 from $6.3 million for the three-month period ended June 30, 2007, a decrease of $0.9 million. The decrease was primarily attributable to a decrease in second quarter expenses associated with moving our annual Los Angeles promotional event from the second quarter to the third quarter in 2008.

Selling, general and administrative expenses in our radio segment decreased to $10.5 million for the six-month period ended June 30, 2008 from $11.2 million for the six-month period ended June 30, 2007, a decrease of $0.7 million. The decrease was primarily attributable to a decrease in expenses associated with moving our annual Los Angeles promotional event from the second quarter to the third quarter in 2008.

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

In May 2008, we sold our outdoor advertising operations to Lamar Advertising Co. for $101.5 million in cash. We believe that the net proceeds of the sale will strengthen our ability to invest in our core television and radio businesses while improving our financial flexibility.

Syndicated Bank Credit Facility

In September 2005, we entered into our current $650 million senior secured syndicated bank credit facility, consisting of a 7  1/2-year $500 million term loan and a 6  1/2-year $150 million revolving facility. The term loan under our current syndicated bank credit facility was drawn in full at that time, the proceeds of which were used (i) to refinance $250 million outstanding under our former syndicated bank credit facility, (ii) to complete a tender offer for our previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

The term loan matures in 2013 and is subject to automatic quarterly reductions of $1.25 million starting on January 1, 2012. The revolving facility expires in 2012. Our ability to make additional borrowings under the syndicated bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in our syndicated bank credit facility.

Our syndicated bank credit facility is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including our special purpose subsidiary formed to hold our FCC licenses.

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 4.29% at June 30, 2008. As of June 30, 2008, $470 million of our term loan was outstanding.

Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of June 30, 2008, we had approximately $2 million in outstanding letters of credit and $148 million was available under our revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

Our syndicated bank credit facility contains a mandatory prepayment clause, triggered in the event that (i) the proceeds of certain asset dispositions are not utilized as provided under the syndicated bank credit facility within 18 months of such disposition; (ii) insurance or condemnation proceeds are not utilized as provided under the syndicated bank credit facility within 360 days following receipt thereof; or (iii) the proceeds from capital contributions or equity offerings are not utilized to acquire businesses or properties relating to radio and television advertising within 360 days following such capital contribution or equity offering. In addition, if we incur certain additional indebtedness, then 100% of such proceeds must be used to reduce our outstanding loan balance; and if we have excess cash flow, as defined in our syndicated bank credit facility, then 75% of such excess cash flow must be used to reduce our outstanding loan balance.

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

Derivative Instruments

As of June 30, 2008, we had three interest rate swap agreements with a $346 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $124 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements.

As of June 30, 2008 and 2007, these interest rate swap agreements were not designated for hedge accounting treatment and as a result, changes in their fair values are reflected currently in earnings. We recognized a reduction of $10.8 million and $6.1 million in interest expense related to the increase in fair value of the interest rate swap agreements for the three-month periods ended June 30, 2008 and 2007, respectively. We recognized an increase of $3.2 million and a reduction of $2.8 million in interest expense related to the change in fair value of the interest rate swap agreements for the six-month periods ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, the fair value of the interest rate swap agreements was a liability of $14.8 million and is classified in other liabilities on our balance sheet. As of December 31, 2007, the fair value of the interest rate swap agreements was a liability of $11.6 million and is classified in other liabilities on our balance sheet.

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

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We completed this repurchase program in the second quarter of 2008.

On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance future stock repurchases, if and when made, with available cash on hand and cash provided by operations.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $39.0 million for the six-month period ended June 30, 2008 from $44.2 million for the six-month period ended June 30, 2007, a decrease of $5.2 million, or 12%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 33% for the six-month period ended June 30, 2008 from 36% for the six-month period ended June 30, 2007.

We expect consolidated adjusted EBITDA to decline in the third quarter of 2008 as we expect net revenue to decrease and direct operating and selling, general and administrative expenses to increase.

Consolidated adjusted EBITDA means operating income (loss) plus (gain) loss on sale of assets, depreciation and amortization, non-cash stock-based compensation included in operating and corporate expenses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include (gain) loss on sale of assets, depreciation and amortization, non-cash stock-based compensation, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate, loss from discontinued operations and syndication programming amortization and does include syndication programming payments. The definition of operating income (loss), and thus consolidated adjusted EBITDA, excludes (gain) loss on sale of assets, depreciation and amortization, non-cash stock-based compensation, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate, loss from discontinued operations and syndication programming amortization.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.0 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of June 30): 2008, 5.2 to 1; 2007, 4.8 to 1. Therefore, we were in compliance with this covenant at each of those dates. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash (gain) loss of sales of assets, non-cash depreciation and amortization, non-cash stock-based compensation, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate, loss from discontinued operations and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. We also use consolidated adjusted EBITDA, along with other factors, to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 18.

Cash Flow

Net cash flow provided by operating activities decreased to $17.4 million for the six-month period ended June 30, 2008 from $24.0 million for the six-month period ended June 30, 2007. Cash flow provided by operating activities decreased primarily due to a decrease in net income and a decrease in cash flow from discontinued operations. We expect to continue to have positive cash flow from operating activities for the remainder of the 2008 fiscal year.

Net cash flow provided by investing activities was $70.0 million for the six-month period ended June 30, 2008, compared to net cash flow used in investing activities of $10.6 million for the six-month period ended June 30, 2007. During the six-month period ended June 30, 2008, we received $101.5 million from the sale of our outdoor advertising business and spent $8.4 million on net capital expenditures and $22.9 million related to the acquisition of the assets of radio station WNUE-FM in Orlando, Florida. During the six-month period ended June 30, 2007 we spent $10.6 million on net capital expenditures, including the purchase of a full-power television construction permit in Colorado Springs, Colorado. We anticipate that our capital expenditures will be approximately $16 million for the entire 2008 fiscal year.

Net cash flow used in financing activities was $57.2 million for the six-month period ended June 30, 2008, compared to net cash flow provided by financing activities of $2.0 million for the six-month period ended June 30, 2007. During the six-month period ended June 30, 2008, we repurchased 5.8 million shares of our Class A common stock for $36.3 million including transaction fees, repurchased 1.5 million shares of our Class U common stock from Univision for $10.4 million, made net debt payments of $11.0 million and received net proceeds of $0.5 million from the sale of shares under our 2001 Employee Stock Purchase Plan (the “2001 Plan”). During the six-month period ended June 30, 2007, we repurchased 0.4 million shares of our Class A common stock for $2.8 million, made debt payment of $1.1 million and received net proceeds of $5.5 million from the exercise of stock options and from the sale of shares issued under the 2001 Plan. Pursuant to a new stock repurchase program authorized by our Board of Directors on April 7, 2008, we plan to continue to repurchase our Class A common stock from time to time in future periods, depending upon market conditions and other factors, in open market transactions at prevailing market prices, block trades or private repurchases.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 4.29% at June 30, 2008. As of June 30, 2008, $470 million of our term loan was outstanding. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of June 30, 2008, we had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of June 30, 2008, we had three interest rate swap agreements with a $346 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $124 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. It is expected that the term loan amounts will not exceed the notional amount of the four interest rate swap agreements.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of June 30, 2008, our interest rate swap agreements were not designated for hedge accounting treatment, and as a result, their fair value is classified as other liabilities on our balance sheet.

Changes in fair value are reflected in interest expense on our statements of operations. We recognized a reduction of $10.8 million and $6.1 million in interest expense related to the increase in fair value of the interest rate swap agreements for the three-month periods ended June 30, 2008 and 2007, respectively. We recognized an increase of $3.2 million and a reduction of $2.8 million in interest expense related to the change in fair value of the interest rate swap agreements for the six-month periods ended June 30, 2008 and 2007, respectively. At June 30, 2008, the fair value of the interest rate swap agreements was a liability of $14.8 million and is classified as other liabilities on the balance sheet.

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

Issuer Purchases of Equity Securities

On November 1, 2006, our Board of Directors approved a stock repurchase program. We have repurchased a total of 13.0 million shares of Class A common stock for $100 million and this stock repurchase plan was completed in April 2008.

On April 7, 2008, the Board of Directors approved the repurchase of an additional $100 million of the Company’s common stock. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We repurchased 1.1 million shares of Class A common stock for approximately $5.5 million under this stock repurchase plan during the three-month period ended June 30, 2008.

For the three-month period ended June 30, 2008, we repurchased approximately 2.3 million shares of Class A common stock at an average price of $5.94 for an aggregate purchase price of approximately $13.7 million, all of which repurchases were made pursuant to the publicly announced program, as follows (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in thousands)
April 1, 2008 to April 30, 2008	1,250,400	$6.73	1,250,400	$99,778
May 1, 2008 to May 31, 2008	200,500	5.55	200,500	98,664
June 1, 2008 to June 30, 2008	856,600	4.87	856,600	94,494

Total	2,307,500	$5.94	2,307,500	$94,494

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 29, 2008. At that meeting, our Class A and Class B stockholders:

1. Elected seven directors to serve until our 2009 annual meeting of stockholders or until his or her successor is duly elected and qualified:

Name	For	Withheld
Walter F. Ulloa	277,256,990	1,110,362
Philip C. Wilkinson	276,786,894	1,580,458
Paul A. Zevnik	253,581,416	24,785,936
Darryl B. Thompson	278,166,676	200,676
Esteban E. Torres	278,051,754	315,598
Jesse Casso, Jr.	278,168,891	198,461
Gilbert R. Vasquez	278,168,763	198,589

2. Ratified the appointment of PricewaterhouseCoopers LLP, as our independent auditor for the fiscal year ending December 31, 2008:

Votes For	278,339,283
Votes Against	18,523
Abstentions	9,546
Broker Non-Votes	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

10.1†	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ CHRISTOPHER T. YOUNG
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: August 11, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1†	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan, contract or arrangement.