Form 10-Q
period 2008-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2008-11-10
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

2425 Olympic Boulevard, Suite 6000 West, Santa Monica, California 90404

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

As of October 31, 2008, there were 48,303,287 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,887,433 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 15,652,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008

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

•	risks related to our history of operating losses, our substantial indebtedness or our ability to raise capital;

•	risks related to our significant amount of goodwill and other intangible assets;

•	provisions of the agreements governing our debt instruments that may restrict the operation of our business;

•	cancellations or reductions of advertising, whether due to a general economic downturn or otherwise;

•	reductions in our advertising rates as a result of competitive factors, whether due to a general economic downturn or otherwise;

•	our relationship with Univision Communications Inc., or Univision;

•	the overall success of our acquisition strategy, which includes developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;

•	industry-wide market factors and regulatory and other developments affecting our operations; and

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 27 of our Annual Report on Form 10-K for the year ended December 31, 2007.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$117,574	$86,945
Trade receivables, net of allowance for doubtful accounts of $6,046 and $5,771	52,702	55,986
Assets held for sale	—	102,974
Deferred income taxes	—	26,248
Prepaid expenses and other current assets (including related parties of $274 and $274)	7,200	8,158

Total current assets	177,476	280,311
Property and equipment, net	92,842	92,959
Intangible assets subject to amortization, net (included related parties of $30,741 and $32,482)	32,309	34,560
Intangible assets not subject to amortization	380,074	778,427
Goodwill	125,384	168,135
Other assets	16,568	11,756

Total assets	$824,653	$1,366,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$1,002	$1,076
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,821 and $4,595)	34,617	57,944
Liabilities associated with assets held for sale	—	5,772

Total current liabilities	35,737	64,910
Long-term debt, less current maturities (including related parties of $2,000 and $3,000)	472,000	483,002
Other long-term liabilities	29,727	22,383
Deferred income taxes	34,542	138,043

Total liabilities	572,006	708,338

Commitments and contingencies (note 4)
Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2008 49,104,615; 2007 57,740,370	5	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2008 22,887,433; 2007 22,887,433	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2008 15,652,729; 2007 17,152,729	2	2
Additional paid-in capital	938,201	991,908
Accumulated deficit	(685,562)	(334,108)

	252,648	657,810
Treasury stock, Class A common stock, $0.0001 par value, 2008 10,891,074; 2007 2,060,001 shares	(1)	—

Total stockholders’ equity	252,647	657,810

Total liabilities and stockholders’ equity	$824,653	$1,366,148

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2008	2007	2008	2007
		(As reclassified) (Note 1)		(As reclassified) (Note 1)
Net revenue (including related parties of $0, $150, $182 and $450)	$60,988	$64,101	$179,573	$187,532

Expenses:
Direct operating expenses (including related parties of $3,010, $3,203, $8,582 and $9,132) (including non-cash stock-based compensation of $173, $105, $462 and $356)	25,583	25,204	76,258	74,429
Selling, general and administrative expenses (including non-cash stock-based compensation of $217, $135, $579 and $535)	11,394	10,734	33,026	33,327
Corporate expenses (including non-cash stock-based compensation of $506, $397, $1,409 and $1,415)	3,772	3,682	12,703	12,684
Depreciation and amortization (includes direct operating of $4,706, $4,448, $13,432 and $13,338; selling, general and administrative of $1,006, $1,003, $2,991 and $3,005; and corporate of $286, $219, $762 and $650) (including related parties of $580, $580, $1,740 and $1,740)	5,998	5,670	17,185	16,993
Impairment charge	440,020	—	440,020	—

	486,767	45,290	579,192	137,433

Operating income (loss)	(425,779)	18,811	(399,619)	50,099
Interest expense (including related parties of $44, $58, $156 and $199)	(8,172)	(18,304)	(27,595)	(31,221)
Interest income	622	1,325	1,339	3,891

Income (loss) before income taxes	(433,329)	1,832	(425,875)	22,769
Income tax (expense) benefit	78,847	(831)	76,167	(9,248)

Income (loss) before equity in net income (loss) of nonconsolidated affiliate and discontinued operations	(354,482)	1,001	(349,708)	13,521
Equity in net income (loss) of nonconsolidated affiliate	(9)	245	(173)	405

Income (loss) from continuing operations	(354,491)	1,246	(349,881)	13,926
Loss from discontinued operations, net of tax benefit of $0, $1,666, $604 and $5,826	—	(2,623)	(1,573)	(9,992)

Net income (loss) applicable to common stockholders	$(354,491)	$(1,377)	$(351,454)	$3,934

Basic and diluted earnings per share:
Net income (loss) per share from continuing operations applicable to common stockholders, basic and diluted	$(3.98)	$0.01	$(3.80)	$0.13

Net loss per share from discontinued operations, basic and diluted	$—	$(0.02)	$(0.02)	$(0.09)

Net income (loss) per share applicable to common stockholders, basic and diluted	$(3.98)	$(0.01)	$(3.82)	$0.04

Weighted average common shares outstanding, basic	89,130,413	102,516,344	92,029,671	103,512,026

Weighted average common shares outstanding, diluted	89,130,413	103,224,022	92,029,671	104,206,434

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period Ended September 30,
	2008	2007
		(As reclassified) (Note 1)
Cash flows from operating activities:
Net income (loss)	$(351,454)	$3,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,185	16,993
Impairment charge	440,020	—
Deferred income taxes	(77,537)	7,563
Amortization of debt issue costs	302	303
Amortization of syndication contracts	2,255	1,078
Payments on syndication contracts	(2,135)	(979)
Equity in net (income) loss of nonconsolidated affiliate	173	(405)
Non-cash stock-based compensation	2,450	2,306
Change in fair value of interest rate swap agreements	3,647	7,467
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	3,648	(7,113)
Increase in prepaid expenses and other assets	(100)	(1,243)
Decrease in accounts payable, accrued expenses and other liabilities	(3,205)	(1,058)
Effect of discontinued operations	(2,230)	11,540

Net cash provided by operating activities	33,019	40,386

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	101,498	20
Purchases of property and equipment and intangibles	(13,415)	(13,490)
Purchase of a business	(22,885)	—
Deposits on acquisitions	(200)	—
Effect of discontinued operations	(194)	(1,263)

Net cash provided by (used in) investing activities	64,804	(14,733)

Cash flows from financing activities:
Proceeds from issuance of common stock	785	6,792
Payments on long-term debt	(11,036)	(2,420)
Repurchase of Class U common stock	(10,380)	—
Repurchase of Class A common stock	(46,538)	(45,445)
Change in excess tax benefits from exercise of stock options	(25)	573

Net cash used in financing activities	(67,194)	(40,500)

Net increase (decrease) in cash and cash equivalents	30,629	(14,847)
Cash and cash equivalents:
Beginning	86,945	118,525

Ending	$117,574	$103,678

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$23,716	$23,455

Income taxes	$1,395	$1,112

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

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

During the nine-month period ended September 30, 2008, the Company repurchased 1.5 million shares of Class U common stock held by Univision for $10.4 million.

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended September 30, 2008 and 2007, the amount paid by the Company to Univision in this capacity was $2.5 million and $2.6 million, respectively. During the nine-month periods ended September 30, 2008 and 2007, the amount paid by the Company to Univision in this capacity was $7.1 million and $7.6 million, respectively.

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

Stock-based compensation expense related to grants of restricted stock units was $0.8 million and $0.6 million for the three-month periods ended September 30, 2008 and 2007, respectively. Stock-based compensation expense related to grants of restricted stock units was $2.2 million and $1.5 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

The following is a summary of nonvested restricted stock units granted: (unaudited; in thousands, except grant date fair value data):

	Nine-Month Period Ended September 30, 2008
	Number Granted	Weighted- Average Fair Value
Restricted stock units	731	$6.06

As of September 30, 2008, there was approximately $4.9 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.7 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by Statement for Financial Accounting Standards No. 128 “Earnings Per Share” (unaudited; in thousands, except share and per share data):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2008	2007	2008	2007
Basic earnings per share:
Numerator:
Income (loss) from continuing operations	$(354,491)	$1,246	$(349,881)	$13,926
Loss from discontinued operations	—	(2,623)	(1,573)	(9,992)

Net income (loss) applicable to common stockholders	$(354,491)	$(1,377)	$(351,454)	$3,934

Denominator:
Weighted average common shares outstanding	89,130,413	102,516,344	92,029,671	103,512,026

Per share:
Net income (loss) per share from continuing operations	$(3.98)	$0.01	$(3.80)	$0.13
Net loss per share from discontinued operations	—	(0.02)	(0.02)	(0.09)

Net income (loss) per share applicable to common stockholders	$(3.98)	$(0.01)	$(3.82)	$0.04
Diluted earnings per share:
Numerator:
Income (loss) from continuing operations	$(354,491)	$1,246	$(349,881)	$13,926
Loss from discontinued operations	—	(2,623)	(1,573)	(9,992)

Net income (loss) applicable to common stockholders	$(354,491)	$(1,377)	$(351,454)	$3,934

Denominator:
Weighted average common shares outstanding	89,130,413	102,516,344	92,029,671	103,512,026
Dilutive securities:
Stock options, restricted stock units and employee stock purchase plan	—	707,678	—	694,408

Diluted shares outstanding	89,130,413	103,224,022	92,029,671	104,206,434
Per share:
Net income (loss) per share from continuing operations	$(3.98)	$0.01	$(3.80)	$0.13
Net loss per share from discontinued operations	—	(0.02)	(0.02)	(0.09)

Net income (loss) per share applicable to common stockholders	$(3.98)	$(0.01)	$(3.82)	$0.04

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the three- and nine-month periods ended September 30, 2008, all dilutive securities have been excluded as their inclusion would have had an anti-dilutive effect on loss per share. The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not anti-dilutive was 99,629 and 244,376 equivalent shares of dilutive securities, respectively.

For the nine-month periods ended September 30, 2008 and 2007, a total of 10,021,896 and 9,027,328 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

Summarized financial information in the consolidated statements of operations for the discontinued outdoor operations is as follows (unaudited; in thousands):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2008	2007	2008	2007
Net revenue	$—	$10,188	$13,730	$26,729

Loss before income taxes	—	(4,289)	(2,177)	(15,818)
Income tax benefit	—	1,666	604	5,826

Loss from discontinued operations, net of tax	$—	$(2,623)	$(1,573)	$(9,992)

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

$24.1

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangibles are not amortized but are tested annually on October 1 for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. Based on adverse market conditions, decline in prevailing broadcast transaction multiples, deterioration in broadcasting industry revenues, and the significant decline in the Company’s stock price, the Company concluded that, in connection with preparing its financial statements for the period ended September 30, 2008, an interim valuation of goodwill and other intangible assets pursuant to SFAS No. 142 was appropriate. In assessing the recoverability of goodwill and indefinite life intangible assets, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

The Company has identified each of the Company’s two operating segments to be separate reporting units: radio broadcasting and television broadcasting. The carrying values of the reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

The Company conducted a review of the fair value of the radio reporting unit in the third quarter of 2008. The fair value was primarily determined by evaluating discounted cash flow models. The assumptions in the models were based on the reporting unit’s projected ability to generate cash flows in various cities or nearby cities, which the Company refers to as market clusters, based on signal coverage of the markets and on the reporting unit’s actual historical results and expected future cash flows in each market cluster. In order to corroborate the fair market value estimated by the discounted cash flow analysis, the review considered recent comparable sales. Based on the assumptions and projections, the radio reporting unit’s fair value was less than its carrying value. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company recognized impairment losses of $54 million relating to goodwill and $332 million relating to FCC licenses in the radio reporting unit.

The Company conducted a review of the fair value of the television reporting unit in the third quarter of 2008. The fair value was primarily determined by evaluating discounted cash flow models. The assumptions in the models were based on the market clusters’ projected ability to generate cash flows in various cities or nearby cities based on signal coverage of the markets and on the market clusters’ actual historical results and expected future cash flows in each market cluster. In order to corroborate the fair market value estimated by the discounted cash flow analysis, the review considered recent comparable sales. Based on the assumptions and projections, the television reporting unit’s fair value was greater than its carrying value and goodwill for this reporting unit was not impaired. In accordance with the provisions of SFAS 142, the Company recognized impairment losses of $54 million relating to FCC licenses in the television reporting unit.

The carrying amount of goodwill for each of the Company’s operating segments for the nine-months ended September 30, 2008 is as follows (in thousands):

	December 31, 2007	Acquisitions (1)	Impairment	September 30, 2008
Television	$35,912	$—	$—	$35,912
Radio	132,223	11,225	(53,976)	89,472

Total	$168,135	$11,225	$(53,976)	$125,384

(1)	WNUE-FM acquisition.

The carrying amount of intangible assets not subject to amortization for each of the Company’s operating segments for the nine-months ended September 30, 2008 is as follows (in thousands):

	December 31, 2007	Acquisitions (1)	Impairment (FCC Licenses)	September 30, 2008
Television	$207,715	$—	$(54,044)	$153,671
Radio	570,712	(12,309)	(332,000)	226,403

Total	$778,427	$(12,309)	$(386,044)	$380,074

(1)	WNUE-FM acquisition purchase price allocation adjustment relating to property and equipment and goodwill.

The Company is continuing to closely monitor the value of the Company’s goodwill and other intangible assets.

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

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 5.38% at September 30, 2008. As of September 30, 2008, $470 million of the term loan was outstanding.

The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on leverage covenants. As of September 30, 2008, the Company had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility usage.

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

Derivative Instruments

As of September 30, 2008, the Company had three interest rate swap agreements with a $316 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $154 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%.

As of September 30, 2008 and 2007, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected currently in earnings. The Company recognized an increase of $0.4 million and $10.3 million in interest expense related to the decrease in the fair value of the interest rate swap agreements for the three-month periods ended September 30, 2008 and 2007, respectively. The Company recognized an increase of $3.6 million and $7.5 million in interest expense related to the decrease in the fair value of the interest rate swap agreements for the nine-month periods ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, the fair value of the interest rate swap agreements was a liability of $15.2 million and is classified in other liabilities on the balance sheet. As of December 31, 2007, the fair value of the interest rate swap agreements was a liability of $11.6 million and is classified in other liabilities on the balance sheet.

Fair Value Measurements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure eligible financial instruments, commitments, and certain other arrangements at fair value at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective beginning in the first quarter of 2008. The Company has currently not chosen to elect the provisions of SFAS 159 for its existing financial instruments.

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

The following table presents the financial liabilities measured at fair value on a recurring basis, based on the fair value hierarchy as of September 30, 2008 (unaudited; in millions):

Liabilities	Level 2
Interest rate swap agreements	$15.2

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

Radio Broadcasting

The Company owns and operates 48 radio stations (37 FM and 11 AM) located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and (gain) loss on sale of assets. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2008 and 2007. The Company evaluates the performance of its operating segments based on the following (unaudited, except for December 31, 2007 data; in thousands):

	Three-Month Period Ended September 30,		% Change 2008 to 2007	Nine-Month Period Ended September 30,		% Change 2008 to 2007
	2008	2007		2008	2007
Net Revenue
Television	$37,479	$39,917	(6)%	$112,528	$116,995	(4)%
Radio	23,509	24,184	(3)%	67,045	70,537	(5)%

Consolidated	60,988	64,101	(5)%	179,573	187,532	(4)%

Direct operating expenses
Television	16,421	16,348	0%	48,535	48,038	1%
Radio	9,162	8,856	3%	27,723	26,391	5%

Consolidated	25,583	25,204	2%	76,258	74,429	2%

Selling, general and administrative expenses
Television	5,487	5,755	(5)%	16,598	17,164	(3)%
Radio	5,907	4,979	19%	16,428	16,163	2%

Consolidated	11,394	10,734	6%	33,026	33,327	(1)%

Depreciation and amortization
Television	4,527	4,416	3%	13,104	12,894	2%
Radio	1,471	1,254	17%	4,081	4,099	(0)%

Consolidated	5,998	5,670	6%	17,185	16,993	1%

Segment operating profit
Television	11,044	13,398	(18)%	34,291	38,899	(12)%
Radio	6,969	9,095	(23)%	18,813	23,884	(21)%

Consolidated	18,013	22,493	(20)%	53,104	62,783	(15)%
Corporate expenses	3,772	3,682	2%	12,703	12,684	0%
Impairment charge	440,020	—	*	440,020	—	*

Operating income (loss)	(425,779)	18,811	*	(399,619)	50,099	*

Interest expense	(8,172)	(18,304)	(55)%	(27,595)	(31,221)	(12)%
Interest income	622	1,325	(53)%	1,339	3,891	(66)%

Income (loss) before income taxes from continuing operations	$(433,329)	$1,832	*	$(425,875)	$22,769	*

Capital expenditures
Television	$4,198	$3,075		$10,709	$9,003
Radio	824	933		2,786	2,434

Consolidated	$5,022	$4,008		$13,495	$11,437

				September 30, 2008	December 31, 2007
Total assets
Television				$465,060	$517,878
Radio				359,593	745,296
Assets held for sale (1)				—	102,974

Consolidated				$824,653	$1,366,148

*	Percentage not meaningful.
(1)	Amount represents outdoor assets classified as assets held for sale.

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

Overview

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended September 30, 2008 was $61 million. Of that amount, revenue generated by our television segment accounted for 61% and revenue generated by our radio segment accounted for 39%.

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

Highlights

During the third quarter of 2008, we were confronted with a weak advertising environment due to general economic conditions, both in television and radio. Nevertheless, we continued to invest in our broadcasting assets to build audience shares and maintain our disciplined cost approach. In addition, our balance sheet remains strong and we have ample financial flexibility.

Our television segment generated $37.5 million in net revenue in the third quarter of 2008 as we sustained solid ratings across this segment. Our television results were driven by continued growth in our top advertising categories, including healthcare, grocery and convenience stores, finance and fast food and restaurants, as well as political advertising related to the general election. We continued to enjoy revenue growth from certain of our television stations located in markets with rapidly growing Hispanic populations. Notwithstanding the net revenue growth in these particular areas, net revenue for our television segment as a whole decreased by $2.4 million or 6% for the third quarter of 2008 from $39.9 million for the third quarter of 2007. This decrease in net revenue was primarily due to a significant decrease in the automotive advertising category, as well as an overall decrease in national advertising sales and national advertising rates primarily due to the weak economy.

Our radio segment generated $23.5 million in net revenue in the third quarter of 2008. We concentrated our efforts on local sales, which accounted for 75% of total radio segment sales in the third quarter of 2008. Our radio results were driven by continued growth in some of our top advertising categories, including services and fast food and restaurants, as well as political advertising related to the general election. In addition, we benefited from revenue from our annual Los Angeles promotional event during the third quarter of 2008. During 2007 this event was held during the second quarter, and, as a result, we did not generate revenue from this event in the third quarter of 2007. Our radio results were also partly due to revenue growth from our radio stations that broadcast the “Piolin por la Mañana,” syndicated morning show, one of the highest-rated Spanish-language radio programs in the country, and have seen solid ratings growth in a number of these stations. Notwithstanding growth in these particular areas, net revenue for our radio segment as a whole decreased by $0.7 million or 3% for the third quarter of 2008 from $24.2 million for the third quarter of 2007. The decrease in net revenue was primarily due to a decrease in local advertising sales and local advertising rates, which in turn was primarily due to the weak economy.

Pursuant to a stock repurchase plan authorized by the Board of Directors on November 1, 2006, we repurchased a total of 13.0 million shares of Class A common stock for $100 million, the maximum amount authorized by the Board of Directors under this plan. On April 7, 2008, the Board of Directors approved the repurchase of an additional $100 million of the Company’s Class A common stock. Under this new plan, we purchased 3.1 million and 4.2 million shares of Class A common stock for approximately $10.1 million and $15.6 million during the three- and nine-month periods ended September 30, 2008, respectively. We purchased a total of 17.2 million shares of Class A common stock for approximately $115.6 million under both plans from inception through September 30, 2008.

In addition, we have taken steps to reduce operating and corporate expense throughout the company.

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

During the nine-month period ended September 30, 2008, we repurchased 1.5 million shares of Class U common stock held by Univision for $10.4 million.

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

Univision acts as our exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended September 30, 2008 and 2007, the amount we paid to Univision in this capacity was $2.5 million and $2.6 million, respectively. During the nine-month periods ended September 30, 2008 and 2007, the amount we paid to Univision in this capacity was $7.1 million and $7.6 million, respectively.

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangibles are not amortized but are tested annually on October 1 for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. Based on adverse market conditions, decline in prevailing broadcast transaction multiples, deterioration in broadcasting industry revenues, and the significant decline in the Company’s stock price, we concluded that, in connection with preparing its financial statements for the period ended September 30, 2008, an interim valuation of goodwill and other intangible assets pursuant to SFAS No. 142 was appropriate. In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

We have identified each of our two operating segments to be separate reporting units: radio broadcasting and television broadcasting. The carrying values of the reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

We conducted a review of the fair value of the radio reporting unit in the third quarter of 2008. The fair value was primarily determined by evaluating discounted cash flow models. The assumptions in the models were based on the reporting unit’s projected ability to generate cash flows in various cities or nearby cities, which we refer to as market clusters, based on signal coverage of the markets and on the reporting unit’s actual historical results and expected future cash flows in each market cluster. In order to corroborate the fair market value estimated by the discounted cash flow analysis, the review considered recent comparable sales. Based on the assumptions and projections, the radio reporting unit’s fair value was less than its carrying value. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we recognized impairment losses of $54 million relating to goodwill and $332 million relating to FCC licenses in the radio reporting unit.

We also conducted a review of the fair value of the television reporting unit in the third quarter of 2008. The fair value was primarily determined by evaluating discounted cash flow models. The assumptions in the models were based on the market clusters’ projected ability to generate cash flows in various cities or nearby cities based on signal coverage of the markets and on the market clusters’ actual historical results and expected future cash flows in each market cluster. In order to corroborate the fair market value estimated by the discounted cash flow analysis, the review considered recent comparable sales. Based on the assumptions and projections, the television reporting unit’s fair value was greater than its carrying value and goodwill for this reporting unit was not impaired. In accordance with the provisions of SFAS 142, we recognized impairment losses of $54 million relating to FCC licenses in the television reporting unit.

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

Three-and Nine-Month Periods Ended September 30, 2008 and 2007

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2008 and 2007 (unaudited; in thousands):

	Three-Month Period Ended September 30,		%	Nine-Month Period Ended September 30,		%
	2008	2007	Change	2008	2007	Change
Statements of Operations Data:
Net revenue	$60,988	$64,101	(5)%	$179,573	$187,532	(4)%

Direct operating expenses	25,583	25,204	2%	76,258	74,429	2%
Selling, general and administrative expenses	11,394	10,734	6%	33,026	33,327	(1)%
Corporate expenses	3,772	3,682	2%	12,703	12,684	0%
Depreciation and amortization	5,998	5,670	6%	17,185	16,993	1%
Impairment charge	440,020	—	*	440,020	—	*

	486,767	45,290	*	579,192	137,433	321%

Operating income (loss)	(425,779)	18,811	*	(399,619)	50,099	*
Interest expense	(8,172)	(18,304)	(55)%	(27,595)	(31,221)	(12)%
Interest income	622	1,325	(53)%	1,339	3,891	(66)%

Income (loss) before income taxes	(433,329)	1,832	*	(425,875)	22,769	*
Income tax (expense) benefit	78,847	(831)	*	76,167	(9,248)	*

Income (loss) before equity in net income (loss) of nonconsolidated affiliate and discontinued operations	(354,482)	1,001	*	(349,708)	13,521	*
Equity in net income (loss) of nonconsolidated affiliate	(9)	245	*	(173)	405	*

Income (loss) from continuing operations	(354,491)	1,246	*	(349,881)	13,926	*
Loss from discontinued operations	—	(2,623)	*	(1,573)	(9,992)	(84)%

Net income (loss) applicable to common stockholders	$(354,491)	$(1,377)	*	$(351,454)	$3,934	*

Other Data:
Capital expenditures	$5,022	$4,008		$13,495	$11,437
Consoldated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				$60,156	$69,497
Net cash provided by operating activities				$33,019	$40,386
Net cash provided by (used in) investing activities				$64,804	$(14,733)
Net cash used in financing activities				$(67,194)	$(40,500)

*	Percentage not meaningful.

(1)	Consolidated adjusted EBITDA means operating income (loss) plus (gain) loss on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include (gain) loss on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate, loss from discontinued operations and syndication programming amortization and does include syndication programming payments. The definition of operating income (loss), and thus consolidated adjusted EBITDA, excludes (gain) loss on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate, loss from discontinued operations and syndication programming amortization.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.0 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of September 30): 2008, 5.5 to 1; 2007, 5.1 to 1. Therefore, we were in compliance with this covenant at each of those dates. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash (gain) loss of sales of assets, non-cash depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate, loss from discontinued operations and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. We also use consolidated adjusted EBITDA, along with other factors, to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (unaudited; in thousands):

	Nine-Month Period Ended September 30,
	2008	2007
Consolidated adjusted EBITDA (1)	$60,156	$69,497
Interest expense	(27,595)	(31,221)
Interest income	1,339	3,891
Income tax (expense) benefit	76,167	(9,248)
Amortization of syndication contracts	(2,255)	(1,078)
Payments on syndication contracts	2,135	979
Non-cash stock-based compensation included in direct operating expenses	(462)	(356)
Non-cash stock-based compensation included in selling, general and administrative expenses	(579)	(535)
Non-cash stock-based compensation included in corporate expenses	(1,409)	(1,415)
Depreciation and amortization	(17,185)	(16,993)
Impairment charge	(440,020)	—
Equity in net income (loss) of nonconsolidated affiliates	(173)	405
Loss from discontinued operations	(1,573)	(9,992)

Net income (loss)	(351,454)	3,934
Depreciation and amortization	17,185	16,993
Impairment charge	440,020	—
Deferred income taxes	(77,537)	7,563
Amortization of debt issue costs	302	303
Amortization of syndication contracts	2,255	1,078
Payments on syndication contracts	(2,135)	(979)
Equity in net (income) loss of nonconsolidated affiliate	173	(405)
Non-cash stock-based compensation	2,450	2,306
Change in fair value of interest rate swap agreements	3,647	7,467
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	3,648	(7,113)
Increase in prepaid expenses and other assets	(100)	(1,243)
Decrease in accounts payable, accrued expenses and other liabilities	(3,205)	(1,058)
Effect of discontinued operations	(2,230)	11,540

Cash flows from operating activities	$33,019	$40,386

(Footnotes on Preceding Page)

Consolidated Operations

Net Revenue. Net revenue decreased to $61.0 million for the three-month period ended September 30, 2008 from $64.1 million for the three-month period ended September 30, 2007, a decrease of $3.1 million. Of the overall decrease, $2.4 million came from our television segment and was primarily attributable to a decrease in national and local advertising sales, which in turn was primarily due to the weak economy. Additionally, $0.7 million of the decrease came from our radio segment and was primarily attributable to a decrease in local advertising sales and local advertising rates, which in turn was primarily due to the weak economy.

Net revenue decreased to $179.6 million for the nine-month period ended September 30, 2008 from $187.5 million for the nine-month period ended September 30, 2007, a decrease of $7.9 million. Of the overall decrease, $4.4 million came from our television segment and was primarily attributable to a decrease in national advertising sales and rates, which in turn was primarily due to the weak economy. Additionally, $3.5 million of the decrease came from our radio segment and was primarily attributable to a decrease in local advertising sales and local advertising rates, which in turn was primarily due to the weak economy.

We currently anticipate that net revenue will decrease during the fourth quarter of 2008 due to a challenging advertising environment. We do not know when the advertising environment will change. However, we anticipate that the advertising environment will improve when the economy improves.

Direct Operating Expenses. Direct operating expenses increased to $25.6 million for the three-month period ended September 30, 2008 from $25.2 million for the three-month period ended September 30, 2007, an increase of $0.4 million. Of the overall increase, $0.3 million came from our radio segment and was primarily attributable to increases in wages and ratings services, partially offset by a decrease in expenses associated with the decrease in net revenue. The remaining increase of $0.1 million during the three-month period ended September 30, 2008 came from our television segment and was primarily attributable to increases in news costs related to the expansion of our newscast operations and rent expense, partially offset by a decrease in national representation fees and other expenses associated with the decrease in net revenue. As a percentage of net revenue, direct operating expenses increased to 42% for the three-month period ended September 30, 2008 from 39% for the three-month period ended September 30, 2007. Direct operating expenses as a percentage of net revenue increased because direct operating expenses increased while net revenue decreased.

Direct operating expenses increased to $76.3 million for the nine-month period ended September 30, 2008 from $74.4 million for the nine-month period ended September 30, 2007, an increase of $1.9 million. Of the overall increase, $1.4 million came from our radio segment and was primarily attributable to increases in wages and ratings services, partially offset by a decrease in expenses associated with the decrease in net revenue. The remaining increase of $0.5 million during the nine-month period ended September 30, 2008 came from our television segment and was primarily attributable to increases in news costs related to the expansion of our newscast operations and an increase in syndication expense, partially offset by a decrease in national representation fees and other expenses associated with the decrease in net revenue. As a percentage of net revenue, direct operating expenses increased to 42% for the nine-month period ended September 30, 2008 from 40% for the nine-month period ended September 30, 2007. Direct operating expenses as a percentage of net revenue increased because direct operating expenses increased while net revenue decreased.

We currently anticipate that our direct operating expenses will decrease during the fourth quarter of 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11.4 million for the three-month period ended September 30, 2008 from $10.7 million for the three-month period ended September 30, 2007, an increase of $0.7 million. Of the overall increase, $0.9 million came from our radio segment and was primarily attributable to an increase in third quarter expenses associated with moving our annual Los Angeles promotional event from the second quarter to the third quarter in 2008. The overall increase was partially offset by a decrease of $0.2 million from our television segment. The decrease was primarily attributable to a decrease in bonuses associated with the decrease in net revenue. As a percentage of net revenue, selling, general and administrative expenses increased to 19% for the three-month period ended September 30, 2008 from 17% for the three-month period ended September 30, 2007. Selling, general and administrative expenses as a percentage of net revenue increased because selling, general and administrative expenses increased while net revenue decreased.

Selling, general and administrative expenses decreased to $33.0 million for the nine-month period ended September 30, 2008 from $33.3 million for the nine-month period ended September 30, 2007, a decrease of $0.3 million. Of the overall decrease, $0.5 million came from our television segment and was primarily attributable to a decrease in bonuses associated with the decrease in net revenue. The overall decrease was partially offset by an increase of $0.2 million from our radio segment. The increase was primarily attributable to an increase in wages and rent expense. As a percentage of net revenue, selling, general and administrative expenses remained the same at 18% for each of the nine-month periods ended September 30, 2008 and 2007.

We currently anticipate that our selling, general and administrative expenses will decrease during the fourth quarter of 2008.

Corporate Expenses. Corporate expenses increased to $3.8 million for the three-month period ended September 30, 2008 from $3.7 million for the three-month period ended September 30, 2007, an increase of $0.1 million. The increase was attributable to an increase in non-cash stock-based compensation of $0.1 million. As a percentage of net revenue, corporate expense remained the same at 6% for each of the three-month periods ended September 30, 2008 and 2007.

Corporate expenses were $12.7 million for each the nine-month periods ended September 30, 2008 and 2007. As a percentage of net revenue, corporate expense remained the same at 7% for each of the nine-month periods ended September 30, 2008 and 2007.

We currently anticipate that our corporate expenses will remain constant during the fourth quarter of 2008 as compared to the fourth quarter of 2007. Due to the decrease in net revenue, we currently anticipate that for the full year of 2008 corporate expenses as a percentage of net revenue will increase.

Depreciation and Amortization. Depreciation and amortization increased to $6.0 million for three-month period ended September 30, 2008 from $5.7 million for the three-month period ended September 30, 2007, an increase of $0.3 million. The increase was primarily due to depreciation of television digital equipment and depreciation associated with the acquisition of radio assets in the Orlando market in March 2008.

Depreciation and amortization increased to $17.2 million for the nine-month period ended September 30, 2008 from $17.0 million for the nine-month period ended September 30, 2007, an increase of $0.2 million. The increase was primarily due to depreciation of television digital equipment and depreciation associated with the acquisition of radio assets in the Orlando market in March 2008, partially offset by certain radio tower equipment becoming fully depreciated.

Impairment Charge. The impairment charge of $440 million for the three- and nine-month periods ended September 30, 2008 was a result of a $54 million impairment of goodwill in our radio segment, a $332 million impairment of our radio FCC licenses and a $54 million impairment of our television FCC licenses.

Operating Income (Loss). As a result of the above factors, operating loss was $425.8 million for the three-month period ended September 30, 2008, compared to an operating income of $18.8 million for the three-month period ended September 30, 2007. As a result of the above factors, operating loss was $399.6 million for the nine-month period ended September 30, 2008, compared to an operating income of $50.1 million for the nine-month period ended September 30, 2007.

Interest Expense (Income), Net. Interest expense was $8.2 million for the three-month period ended September 30, 2008 compared to interest expense of $18.3 million for the three-month period ended September 30, 2007, a decrease of $10.1 million. The three-month period ended September 30, 2007 had higher interest expense primarily attributable to the decrease in the fair value of our interest rate swap agreements.

Interest expense was $27.6 million for the nine-month period ended September 30, 2008 compared to interest expense of $31.2 million for the nine-month period ended September 30, 2007, a decrease of $3.6 million. The nine-month period ended September 30, 2007 had higher interest expense primarily attributable to the decrease in the fair value of our interest rate swap agreements.

Income Tax Benefit. Our expected annual tax rate is approximately 32% of pre-tax income or loss, adjusted for permanent tax differences. The effective tax rate for the three- and nine-month period ended September 30, 2008 decreased due to an increase in the valuation allowance and the impairment of goodwill. As described above, for the three- and nine-month periods ended September 30, 2008, we recognized a $54 million impairment of goodwill in our radio segment of which approximately $41.3 million of the impairment is not deductible for tax purposes. As a result, no tax benefit was recorded for the related impairment of goodwill that is not deductible for tax purposes.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), during the three- and nine-months ended September 30, 2008, we provided a full valuation on our net deferred tax assets arising primarily from net operating loss carryforwards where, as a result of our continued losses, that our future realization of such benefits are uncertain and that it is not more likely than not that the assets will be realizable. In determining our valuation allowance, we excluded the deferred tax liabilities related to our indefinite-lived assets. As a result, we increased the valuation allowance against our net deferred tax assets by $69.2 million for the three- and nine-month periods ended September 30, 2008. We will continue to assess our valuation allowance in future periods based upon the provisions of SFAS 109.

Loss from Discontinued Operations. We sold our outdoor advertising operations during the second quarter of 2008 and no longer have outdoor advertising operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) we reported the results of our outdoor advertising operations in discontinued operations within the statements of operations. The loss from discontinued operations decreased to $1.6 million for the nine-month period ended September 30, 2008 from $10.0 million for the nine-month period ended September 30, 2007, a decrease of $8.4 million. The decrease was primarily attributable to the decrease in depreciation and amortization.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $37.5 million for the three-month period ended September 30, 2008 from $39.9 million for the three-month period ended September 30, 2007, a decrease of $2.4 million. The overall decrease was primarily attributable to a decrease in national and local advertising sales, which in turn was primarily due to the weak economy.

Net revenue in our television segment decreased to $112.5 million for the nine-month period ended September 30, 2008 from $117.0 million for the nine-month period ended September 30, 2007, a decrease of $4.5 million. The overall decrease was primarily attributable to a decrease in national advertising sales and rates, which in turn was primarily due to the weak economy.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $16.4 million for the three-month period ended September 30, 2008 from $16.3 million for the three-month period ended September 30, 2007, an increase of $0.1 million. The increase was primarily attributable to increases in news costs related to the expansion of our newscast operations and rent expense, partially offset by a decrease in national representation fees and other expenses associated with the decrease in net revenue.

Direct operating expenses in our television segment increased to $48.5 million for the nine-month period ended September 30, 2008 from $48.0 million for the nine-month period ended September 30, 2007, an increase of $0.5 million. The increase was primarily attributable to increases in news costs related to the expansion of our newscast operations and an increase in syndication expense, partially offset by a decrease in national representation fees and other expenses associated with the decrease in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $5.5 million for the three-month periods ended September 30, 2008 from $5.8 million for the three-month period ended September 30, 2007, a decrease of $0.3 million. The decrease was primarily attributable to a decrease in bonuses associated with the decrease in net revenue.

Selling, general and administrative expenses in our television segment decreased to $16.6 million for the nine-month period ended September 30, 2008 from $17.2 million for the nine-month period ended September 30, 2007, a decrease of $0.6 million. The decrease was primarily attributable to a decrease in bonuses associated with the decrease in net revenue.

Radio

Net Revenue. Net revenue in our radio segment decreased to $23.5 million for the three-month period ended September 30, 2008 from $24.2 million for the three-month period ended September 30, 2007, a decrease of $0.7 million. The decrease was primarily attributable to a decrease in local advertising sales and local advertising rates, which in turn was primarily due to the weak economy.

Net revenue in our radio segment decreased to $67.0 million for the nine-month period ended September 30, 2008 from $70.5 million for the nine-month period ended September 30, 2007, a decrease of $3.5 million. The decrease was primarily attributable to a decrease in local advertising sales and local advertising rates, which in turn was primarily due to the weak economy. There has been a general slowing of growth in the radio industry over recent quarters, and we expect that this will continue.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $9.2 million for the three-month period ended September 30, 2008 from $8.9 million for the three-month period ended September 30, 2007, an increase of $0.3 million. The increase was primarily attributable to increases in wages and ratings services, partially offset by a decrease in expenses associated with the decrease in net revenue.

Direct operating expenses in our radio segment increased to $27.7 million for the nine-month period ended September 30, 2008 from $26.4 million for the nine-month period ended September 30, 2007, an increase of $1.3 million. The increase was primarily attributable to increases in wages and ratings services, partially offset by a decrease in expenses associated with the decrease in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $5.9 million for the three-month period ended September 30, 2008 from $5.0 million for the three-month period ended September 30, 2007, an increase of $0.9 million. The increase was primarily attributable to an increase in third quarter expenses associated with moving our annual Los Angeles promotional event from the second quarter to the third quarter in 2008.

Selling, general and administrative expenses in our radio segment increased to $16.4 million for the nine-month period ended September 30, 2008 from $16.2 million for the nine-month period ended September 30, 2007, an increase of $0.2 million. The increase was primarily attributable to an increase in wages and rent expense.

Liquidity and Capital Resources

While we have had a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We expect to fund anticipated cash requirements, including acquisitions, capital expenditures, payments of principal and interest on outstanding indebtedness, and repurchases of our Class A common stock, with cash on hand, cash flows from operations and externally generated funds, such as proceeds from any debt or equity offering and our syndicated bank credit facility. We currently anticipate that funds generated from operations and available borrowings under our syndicated bank credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

In May 2008, we sold our outdoor advertising operations to Lamar Advertising Co. for $101.5 million in cash. We believe that the net proceeds of the sale have improved our financial flexibility.

Syndicated Bank Credit Facility

In September 2005, we entered into our current $650 million senior secured syndicated bank credit facility, consisting of a 7  1/2-year $500 million term loan and a 6  1 /2-year $150 million revolving facility. The term loan under our current syndicated bank credit facility was drawn in full at that time, the proceeds of which were used (i) to refinance $250 million outstanding under our former syndicated bank credit facility, (ii) to complete a tender offer for our previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

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

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 5.38% at September 30, 2008. As of September 30, 2008, $470 million of our term loan was outstanding.

Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of September 30, 2008, we had approximately $2 million in outstanding letters of credit and $148 million was available under our revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

Derivative Instruments

As of September 30, 2008, we had three interest rate swap agreements with a $316 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $154 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. We expect that the term loan amount will not exceed the notional amount of the four interest rate swap agreements.

As of September 30, 2008 and 2007, these interest rate swap agreements were not designated for hedge accounting treatment and as a result, changes in their fair values are reflected currently in earnings. We recognized an increase of $0.4 million and $10.3 million in interest expense related to the decrease in the fair value of the interest rate swap agreements for the three-month periods ended September 30, 2008 and 2007, respectively. We recognized an increase of $3.6 million and $7.5 million in interest expense related to the decrease in the fair value of the interest rate swap agreements for the nine-month periods ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, the fair value of the interest rate swap agreements was a liability of $15.2 million and is classified in other liabilities on our balance sheet. As of December 31, 2007, the fair value of the interest rate swap agreements was a liability of $11.6 million and is classified in other liabilities on our balance sheet.

Debt and Equity Financing

On May 9, 2002, we filed a shelf registration statement with the SEC to register up to $500 million of equity and debt securities, which we may offer from time to time. That shelf registration statement has been declared effective by the SEC. We have not yet issued any securities under the shelf registration statement. We intend to use the proceeds of any issuance of securities under the shelf registration statement to fund acquisitions or capital expenditures, to reduce or refinance debt or other obligations, and for general corporate purposes. Under SEC rules as currently in effect, the effectiveness of this shelf registration statement will expire on December 1, 2008. We have not yet decided if we will file a new shelf registration statement.

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

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $60.2 million for the nine-month period ended September 30, 2008 from $69.5 million for the nine-month period ended September 30, 2007, a decrease of $9.3 million, or 13%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 34% for the nine-month period ended September 30, 2008 from 37% for the nine-month period ended September 30, 2007.

We expect consolidated adjusted EBITDA to decline in the fourth quarter of 2008 as we expect net revenue to decrease.

Consolidated adjusted EBITDA means operating income (loss) plus (gain) loss on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include (gain) loss on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate, loss from discontinued operations and syndication programming amortization and does include syndication programming payments. The definition of operating income (loss), and thus consolidated adjusted EBITDA, excludes (gain) loss on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate, loss from discontinued operations and syndication programming amortization.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 7.0 to 1 on a pro forma basis for the prior full four quarters. The actual maximum net debt ratios were as follows (in each case as of September 30): 2008, 5.5 to 1; 2007, 5.1 to 1. Therefore, we were in compliance with this covenant at each of those dates. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash (gain) loss of sales of assets, non-cash depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate, loss from discontinued operations and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. We also use consolidated adjusted EBITDA, along with other factors, to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 19.

Cash Flow

Net cash flow provided by operating activities decreased to $33.0 million for the nine-month period ended September 30, 2008 from $40.4 million for the nine-month period ended September 30, 2007. Cash flow provided by operating activities decreased primarily due to a decrease in net income and a decrease in cash flow from discontinued operations. We expect to continue to have positive cash flow from operating activities for the remainder of the 2008 fiscal year.

Net cash flow provided by investing activities was $64.8 million for the nine-month period ended September 30, 2008, compared to net cash flow used in investing activities of $14.7 million for the nine-month period ended September 30, 2007. During the nine-month period ended September 30, 2008, we received $101.5 million from the sale of our outdoor advertising business and spent $13.4 million on net capital expenditures and $22.9 million related to the acquisition of the assets of radio station WNUE-FM in Orlando, Florida. During the nine-month period ended September 30, 2007, we spent $13.5 million on net capital expenditures, including the purchase of a full-power television construction permit in Colorado Springs, Colorado. We anticipate that our capital expenditures will be approximately $16 million for the entire 2008 fiscal year.

Net cash flow used in financing activities was $67.2 million for the nine-month period ended September 30, 2008, compared to net cash flow used by financing activities of $40.5 million for the nine-month period ended September 30, 2007. During the nine-month period ended September 30, 2008, we repurchased 8.8 million shares of our Class A common stock under our stock repurchase programs for $46.5 million including transaction fees, repurchased 1.5 million shares of our Class U common stock from Univision for $10.4 million, made net debt payments of $11.0 million and received net proceeds of $0.8 million from the sale of shares under our 2001 Employee Stock Purchase Plan (the “2001 Plan”). During the nine-month period ended September 30, 2007, we repurchased 5.1 million shares of our Class A common stock under our stock repurchase programs for $45.4 million including transaction fees, made debt payments of $2.4 million and received net proceeds of $6.8 million from the exercise of stock options and from the sale of shares issued under the 2001 Plan. Pursuant to a new stock repurchase program authorized by our Board of Directors on April 7, 2008, we plan to continue to repurchase our Class A common stock from time to time in future periods, depending upon market conditions and other factors, in open market transactions at prevailing market prices, block trades or private repurchases.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 5.38% at September 30, 2008. As of September 30, 2008, $470 million of our term loan was outstanding. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of September 30, 2008, we had approximately $2 million in outstanding letters of credit and $148 million was available under the revolving facility for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of September 30, 2008, we had three interest rate swap agreements with a $316 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $154 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. It is expected that the term loan amounts will not exceed the notional amount of the four interest rate swap agreements.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of September 30, 2008, our interest rate swap agreements were not designated for hedge accounting treatment, and as a result, their fair value is classified as other liabilities on our balance sheet. Changes in fair value are reflected in interest expense on our statements of operations. We recognized an increase of $0.4 million and $10.3 million in interest expense related to the decrease in fair value of the interest rate swap agreements for the three-month periods ended September 30, 2008 and 2007, respectively. We recognized an increase of $3.6 million and $7.5 million in interest expense related to the decrease in fair value of the interest rate swap agreements for the nine-month periods ended September 30, 2008 and 2007, respectively. At September 30, 2008, the fair value of the interest rate swap agreements was a liability of $15.2 million and is classified as other liabilities on the balance sheet.

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

The following updates the corresponding risk factor included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007:

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets.

Goodwill and intangible assets totaled $981 million and $538 million at December 31, 2007 and September 30, 2008, respectively, primarily attributable to acquisitions in recent years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value. At least annually, we test our goodwill and indefinite lived intangible assets for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors. In 2007, we determined that our outdoor reporting unit carrying value exceeded its fair value less costs to sell for which we recognized an impairment charge of $79.5 million. In the third quarter of 2008, we determined that our radio reporting unit carrying value exceeded its fair value and we recognized a goodwill impairment charge of $54 million. At that time, we also determined that the carrying values of certain radio and television FCC licenses exceeded their fair values and we recognized impairment charges of $332 million and $54 million, respectively. Appraisals of any of our reporting units or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of our intangible assets. Any determination of impairment of our goodwill or other intangibles could have an adverse effect on our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On November 1, 2006, our Board of Directors approved a stock repurchase program. We have repurchased a total of 13.0 million shares of our Class A common stock for $100 million and this stock repurchase plan was completed in April 2008.

On April 7, 2008, our Board of Directors approved the repurchase of an additional $100 million of our common stock. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases depended on market conditions and other factors. We purchased 4.2 million shares of Class A common stock for approximately $15.6 million under this stock repurchase plan from the inception through September 30, 2008.

For the three-month period ended September 30, 2008, we repurchased approximately 3.1 million shares of Class A common stock at an average price of $3.29 for an aggregate purchase price of approximately $10.1 million, all of which repurchases were made pursuant to the publicly announced program, as follows (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in thousands)
July 1, 2008 to July 31, 2008	974,500	$3.46	974,500	$91,120
August 1, 2008 to August 30, 2008	1,148,993	3.27	1,148,993	87,359
September 1, 2008 to September 30, 2008	953,300	3.13	953,300	84,372

Total	3,076,793	$3.29	3,076,793	$84,372

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ CHRISTOPHER T. YOUNG
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: November 10, 2008

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