Form 10-K
period 2008-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2009-03-16
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was approximately $209,368,916.40 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 2, 2009, there were 45,920,848 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,887,433 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 15,652,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders scheduled to be held on May 28, 2009 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

•

provisions of the agreements governing our debt instruments, including the amended credit facility agreement governing our syndicated bank credit facility, or the amended credit facility agreement, which restricts certain aspects of the operation of our business;

•	our continued compliance with all of our obligations, including financial covenants and ratios, under the amended credit facility agreement;

•	cancellations or reductions of advertising, whether due to the continuing global financial crisis, the ongoing recession or otherwise;

•	the effectiveness of additional cost savings measures we intend to implement during 2009;

•	our relationship with Univision Communications Inc., or Univision;

•

subject to limitations contained in the amended credit facility agreement, the overall success of our acquisition strategy, which includes developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	the impact of any impairment of our assets; and

•	the consequences should our Class A common stock be delisted from The New York Stock Exchange, or NYSE.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 24 below.

ITEM 1. BUSINESS

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

Overview

Entravision Communications Corporation and its wholly owned subsidiaries, or Entravision, is a diversified Spanish-language media company utilizing a combination of television and radio operations to reach Hispanic consumers across the United States, as well as the border markets of Mexico. We own and/or operate 50 primary television stations, a majority of which is located in the southwestern United States, including several key U.S./Mexican border markets. Entravision is the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network, with television stations in 20 of the nation’s top 50 U.S. Hispanic markets. Univision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours. With the purchase of Univision Communications Inc. in 2007 by a private equity consortium, we are now the largest independent public media company focused exclusively on the U.S. Hispanic audience.

We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and operate 48 radio stations in 19 U.S. markets. Our radio stations consist of 37 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

Our net revenue for the year ended December 31, 2008 was approximately $232 million. Of that amount, revenue generated by our television segment accounted for 63%, revenue generated by our radio segment accounted for 37%.

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

Univision currently owns approximately 15% of our common stock on a fully-converted basis. As of December 31, 2005, Univision owned approximately 30% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company would not exceed 10% by March 26, 2009. In January 2006, we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market, to Univision for $90 million. Univision paid the full amount of the purchase price in the form of approximately 12.6 million shares of our Class U common stock held by Univision. Subsequently, in 2006, we repurchased 7.2 million shares of our Class U common stock held by Univision for $52.5 million. In February 2008, we repurchased an additional 1.5 million shares of Class U common stock held by Univision for $10.4 million.

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

For a more complete discussion of our relationship with Univision, please see “Relationship with Univision,” beginning at page 40 below and for a discussion of various risks related to our relationship with Univision, please see “Risk Factors” below.

The Hispanic Market Opportunity in the United States

Our media assets target densely-populated and fast-growing Hispanic markets in the United States. We operate media properties in 14 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we operate media properties in 13 of the 20 fastest-growing markets. Despite the continuing global financial crisis and ongoing recession, we believe that targeting the U.S. Hispanic market will translate into revenue growth in the future for the following reasons:

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. Over 45 million Hispanics live in the United States, accounting for over 15% of the total U.S. population. The overall Hispanic population is growing at nearly 8 times the rate of the non-Hispanic population and is expected to grow to 75.0 million, or approximately 21% of the total U.S. population, by 2027. Approximately 55% of the total future growth in the U.S. population through 2027 is expected to come from the Hispanic community.

Spanish-Language Use. Approximately 78% of Hispanics age 5 and over in the United States speak some Spanish at home. The number of U.S. Hispanics that speak some Spanish at home is expected to grow from 31.4 million in 2007 to 50.5 million in 2027. We believe that the strong Spanish-language use among Hispanics indicates that Spanish-language media will continue to be an important source of news, sports and entertainment for Hispanics and an important vehicle for marketing and advertising.

Increasing U.S. Hispanic Buying Power. The U.S. Hispanic population is estimated to have accounted for total consumer expenditures of over $845 billion in 2007, an increase of 47% since 2002. Hispanics are expected to account for over $1.2 trillion in consumer expenditures by 2012, and by 2027 Hispanics are expected to account for approximately $3.1 trillion in consumer expenditures, or 14% of total U.S. consumer spending. Hispanic buying power is expected to grow at nearly five times the rate of the Hispanic population growth by 2027. We believe that these factors make Hispanics an attractive target audience for many major advertisers.

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We believe that the larger size and younger age of Hispanic households (averaging 3.4 persons and 28.1 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 39.7 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 11% more per year than the average U.S. non-Hispanic household on food at home, 89% more on children’s clothing, 47% more on footwear and 32% more on laundry and household cleaning products. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

Spanish-Language Advertising. Over $4.0 billion of total advertising expenditures in the United States were placed in Spanish-language media in 2008, of which approximately 82% was placed in Spanish-language television and radio advertising. We believe that major advertisers have found that Spanish-language media are more cost-effective means to target the growing U.S. Hispanic audience than English-language media.

Business Strategy

We seek to increase our advertising revenue through the following strategies:

Effectively Use Our Networks and Media Brands. We are the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represented an approximately 76% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of December 2008. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, including a prime time schedule on its primary network of substantially all first-run programming throughout the year.

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

Target Other Attractive U.S. Hispanic Markets and Fill-In Acquisitions. We believe that our knowledge of, and experience with, the U.S. Hispanic marketplace will enable us to continue to identify acquisitions in the television and radio markets. However, we may be restricted from engaging in future acquisitions under the terms of the amended credit facility agreement. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. Since our inception, we have used our management expertise, programming, local involvement and brand identity to improve our acquired media properties. Please see “Acquisition and Disposition Strategies” below.

Acquisition and Disposition Strategies

Our acquisition strategy has focused on increasing our presence in those markets in which we already compete, as well as expanding our operations into U.S. Hispanic markets where we do not own properties. We have targeted fast-growing and high-density U.S. Hispanic markets. These have included many markets in the southwestern United States, including Texas, California and various other markets along the United States/Mexican border. In addition, we have pursued other acquisition opportunities in key strategic markets, or those which otherwise supported our long-term growth plans.

One of our goals has been to create and grow media “clusters” within these target markets, featuring both Univision and TeleFutura television stations, together with a strong radio presence. We believe that these clusters provide unique cross-selling and cross-promotional opportunities, making Entravision an attractive option for advertisers wishing to reach the U.S. Hispanic consumer. Accordingly, in addition to targeting stations in U.S. Hispanic markets where we do not own properties, we have focused on potential acquisitions of additional stations in our existing markets, particularly radio stations in those markets where we currently have only television stations. However, we may be restricted from engaging in future acquisitions under the terms of the amended credit facility agreement. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. In addition, we regularly review our portfolio of media properties and, from time to time, seek to divest non-core assets in markets where we do not see the opportunity to grow to scale and build out clusters.

In furtherance of the strategy outlined above, in March 2008, we acquired radio station WNUE-FM, serving the Orlando, Florida, market for $24.1 million. In addition, in May 2008, we sold the outdoor advertising business to Lamar Advertising Co. for $101.5 million.

In September 2008, we entered into an agreement to acquire KREN-TV/DT and certain other stations serving the Reno, Nevada market. We expect to complete this transaction during the first half of 2009. We currently operate these stations under a time brokerage agreement as part of our pending acquisition of these stations. The proposed acquisition of these stations is not affected by the restrictions concerning acquisitions contained in the amended credit facility agreement and we presently anticipate that this acquisition will proceed as planned.

In April 2007 we acquired a full power television construction permit in Colorado Springs, Colorado for $2.6 million in an auction held by the FCC. This station, KVSN-TV, became fully operational in the first quarter of 2009.

We have a history of net losses that may impact, among other things, our ability to implement our growth strategies. We had net losses of approximately $487.9 million, $43.1 million and $134.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Additionally, the terms of the amended credit facility agreement restrict our ability to engage in certain acquisitions. We cannot at this time determine the effect that these restrictions will have on our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below.

Television

Overview

We own and/or operate Univision-affiliated television stations in 23 markets, including 20 of the top 50 Hispanic markets in the United States. Our television operations are the largest affiliate group of the Univision networks. Univision’s primary network is the leading Spanish-language network in the United States, reaching approximately 97% of all U.S. Hispanic households. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represent an approximately 76% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of December 2008. We operate both Univision and TeleFutura affiliates in 18 of our 23 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

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

Our network affiliation agreement with Fox Broadcasting Company, or Fox, gives us the right to broadcast Fox network programming on XHRIO-TV, serving the Harlingen-Weslaco-Brownsville-McAllen market, and KXOF-CA, serving the Laredo market, through June 30, 2010. The network affiliation agreement may be extended for successive one-year terms at Fox’s option, subject to our consent. We also have network affiliation agreements with MyNetworkTV, Inc., or MyNetworkTV, a Fox affiliate, which give us the right to provide 12 hours per week of MyNetworkTV network programming on XHRIO-TV and KXOF-CA. These agreements expire in September 2009. We currently expect to negotiate a new agreement during 2009.

We also have a network affiliation agreement with MyNetworkTV that gives us the right to provide 12 hours per week of MyNetworkTV network programming on XDTV-TV, serving the Tecate/San Diego market. This network affiliation agreement provides for a five-year term that expires in September 2009. We currently expect to negotiate a new agreement during 2009.

Our network affiliation agreement with The CW Network, LLC, or CW, gives us the right to broadcast CW network programming on KSFE-LP, KTIZ-LP, and KNVO-DT serving the Harlingen-Weslaco-Brownsville-McAllen market, through 2011. We have also entered into a network affiliation agreement with CW giving us the right to broadcast CW network programming through 2013 on KAZR-CA and KREN-DT, serving the Reno, Nevada market.

Our network affiliation agreement with LATV Networks, LLC, or LATV, gives us the right to broadcast LATV network programming on the digital streams of certain of our television stations. Either party may terminate the affiliation with respect to a given station 30 months after the launch of such station. For a more complete discussion of this agreement, please see Note 12 to Notes to Consolidated Financial Statements.

We also have the right to deliver MTV Tres network programming, on a month-to-month basis, on Time Warner Cable in the Harlingen-Weslaco-Brownsville-McAllen market.

We cannot guarantee that our current network affiliation agreements will be renewed beyond their current expiration dates under their current terms or at all.

Marketing Agreements. Our marketing and sales agreement with Univision gives us the right through 2021 to manage the marketing and sales operations of Univision-owned TeleFutura affiliates in six markets— Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.—where we currently own and operate a Univision affiliate.

Long-Term Time Brokerage Agreements. We operate each of XDTV-TV, Channel 49, the MyNetworkTV network affiliate serving the Tecate/San Diego market; XHAS-TV, Channel 33, the Telemundo network affiliate serving the Tijuana/San Diego market; and XHRIO-TV, Channel 2, the Fox network affiliate serving the Matamoros/ Harlingen-Weslaco-Brownsville-McAllen market under long-term time brokerage agreements. Under those agreements, in combination with certain of our Mexican affiliates and subsidiaries, we provide the programming and related services available on these stations, but the stations retain absolute control of the content and other broadcast issues. These long-term time brokerage agreements expire in 2030, 2035 and 2038, respectively, and each provides for automatic, perpetual 30-year renewals unless both parties consent to termination. Each of these agreements provides for substantial financial penalties should the other party attempt to terminate prior to its expiration without our consent, and they do not limit the availability of specific performance as a remedy for any such attempted early termination.

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel (1)	Programming
Harlingen-Weslaco-Brownsville-McAllen, Texas (2)	10	349,910	291,220	83.2%	KNVO-TV, Channel 48 KVTF-CA, Channel 20 (3) KFTN-CA, Channel 30 (3) KTFV-CA, Channel 32 (3) KTIZ-LP, Channel 52 KSFE-LP, Channel 67	Univision TeleFutura TeleFutura TeleFutura CW CW
Albuquerque-Santa Fe, New Mexico	12	689,120	244,950	35.5%	KLUZ-TV, Channel 41 KTFQ-TV, Channel 14 (4) KTFA-LP, Channel 48	Univision TeleFutura Home Shopping Network
San Diego, California	13	1,066,680	237,690	22.3%	KBNT-CA, Channel 17 (3) KHAX-LP, Channel 49 KTCD-LP, Channel 46 KDTF-LP, Channel 36	Univision Univision Univision TeleFutura
Denver-Boulder, Colorado	15	1,524,210	229,960	15.1%	KCEC-TV, Channel 50 K43FN, Channel 43 K54IK, Channel 54 KTFD-TV, Channel 14 (4) KDVT-LP, Channel 36	Univision Univision Univision TeleFutura Univision
El Paso, Texas	16	308,080	220,800	71.7%	KINT-TV, Channel 26 KTFN-TV, Channel 65	Univision TeleFutura
Orlando-Daytona Beach-Melbourne, Florida	17	1,466,420	201,400	13.7%	WVEN-TV, Channel 26 W47DA, Channel 47 WVCI-LP, Channel 16 WOTF-TV, Channel 43 (4)	Univision Univision Univision TeleFutura
Tampa-St. Petersburg (Sarasota), Florida	18	1,822,160	188,090	10.3%	WVEA-TV, Channel 62 WFTT-TV, Channel 50 (4) WVEA-LP, Channel 46	Univision TeleFutura Jewelry TV
Washington, D.C.	20	2,321,610	176,890	7.5%	WFDC-TV, Channel 14 (4) WMDO-CA, Channel 47 (3) WJAL-TV, Channel 68	Univision TeleFutura English- Language
Las Vegas, Nevada	22	728,410	151,870	20.8%	KINC-TV, Channel 15 KNTL-LP, Channel 47 KWWB-LP, Channel 45 KELV-LP, Channel 27	Univision Univision Univision TeleFutura
Boston, Massachusetts	24	2,409,080	128,310	5.4%	WUNI-TV, Channel 27 WUTF-TV, Channel 66 (4)	Univision TeleFutura

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel (1)	Programming
Corpus Christi, Texas	26	197,290	103,910	52.7%	KORO-TV, Channel 28 KCRP-CA, Channel 41 (3)	Univision TeleFutura
Hartford-New Haven, Connecticut	32	1,014,990	80,280	7.9%	WUVN-TV, Channel 18 WUTH-CA, Channel 47 (3)	Univision TeleFutura
Monterey-Salinas-Santa Cruz, California	34	225,350	66,910	29.7%	KSMS-TV, Channel 67 KDJT-CA, Channel 33 (3)	Univision TeleFutura
Laredo, Texas	35	68,110	63,190	92.8%	KLDO-TV, Channel 27 KETF-CA, Channel 25 (3) KXOF-CA, Channel 39	Univision TeleFutura Fox
Yuma, Arizona-El Centro, California	36	115,650	63,160	54.6%	KVYE-TV, Channel 7 KAJB-TV, Channel 54 (4)	Univision TeleFutura
Palm Springs, California	37	159,240	60,280	37.9%	KVER-CA, Channel 4 (3) KVES-LP, Channel 28 KEVC-CA, Channel 5 (3)	Univision Univision TeleFutura
Odessa-Midland, Texas	40	141,560	53,590	37.9%	KUPB-TV, Channel 18	Univision
Colorado Springs-Pueblo, Colorado	41	334,390	51,780	15.5%	KVSN-TV, Channel 48 KGHB-CA, Channel 27 (3)(5)	Univision Univision
Santa Barbara-Santa Maria- San Luis Obispo, California	44	240,190	50,090	20.9%	KPMR-TV, Channel 38 K10OG, Channel 10 (3) K17GD, Channel 17 (3) K28FK, Channel 28 (3) K35ER, Channel 35 (3) KTSB-LP, Channel 43 (3)	Univision TeleFutura TeleFutura TeleFutura TeleFutura TeleFutura
Lubbock, Texas	47	158,070	46,820	29.6%	KBZO-LP, Channel 51	Univision
Reno, Nevada	55	271,080	35,320	13.0%	KREN-TV, Channel 27 (6) KREN-LP, Channel 29 KNVV-LP, Channel 41 (7) KNCV-LP, Channel 48 KAZR-CA, Channel 46 (3)(6)	Univision Univision Univision Univision CW
Springfield-Holyoke, Massachusetts	61	262,850	27,170	10.3%	WHTX-LP, Channel 43	Univision
San Angelo, Texas	78	54,980	16,100	29.3%	KEUS-LP, Channel 31 KANG-CA, Channel 41 (3)	Univision TeleFutura
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XDTV-TV, Channel 49 (8)	MyNetworkTV
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV, Channel 33 (8)	Telemundo
Matamoros, Tamaulipas, Mexico (Harlingen-Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV, Channel 2 (8)	Fox

Source:	Nielsen Media Research 2009 universe estimates.
(1)	With the exception of KUPB-TV, Odessa-Midland, Texas, the FCC has granted to each of our owned full-service analog television stations a paired channel to deliver our programming on a digital basis. These paired channel authorizations will remain in place until such time as we are required or elect to operate solely on a digital basis. We are currently broadcasting on all of the paired digital stations pursuant to FCC authorizations. We are generally undertaking our digital transmissions at their fully authorized levels, except in a few instances where we were subject to installation delays and sought waivers from the FCC. Pursuant to statute, we will be required to return our analog authorizations and discontinue analog broadcasting on or before June 12, 2009. We have voluntarily elected to terminate the analog operation of the following stations as of February 17, 2009: WVEN-TV, Daytona Beach, Florida; WVEA-TV, Venice, Florida; WUVN-TV, Hartford, Connecticut; KPMR-TV, Santa Barbara, California; and WJAL-TV, Hagerstown, Maryland.
(2)	We also deliver the MTV Tres program service on Time Warner Cable in this market.
(3)	“CA” in call letters indicates station is under Class A television service. Certain stations without this designation are also Class A stations.
(4)	We provide the sales and marketing function of this station under a marketing and sales arrangement.
(5)	We anticipate that this station will broadcast TeleFutura programming by June 12, 2009.
(6)	We provide the sales and marketing function of this station under a marketing and sales arrangement and have entered into a purchase and sale agreement to acquire the station.

(7)	We anticipate that this station will broadcast TeleFutura programming by April 1, 2009.
(8)	We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.

Digital Television Technology. As we adopt digital television technology for our television stations, we will operate in an environment where we can decide the format and number of broadcast streams we provide for our over-the-air viewers. Depending on how high a definition level of programming, we have the technological capability to transmit over-the-air from two to six channels using the bandwidth licensed to it. The transmission of such multiple programming streams is referred to as multicasting. At the current time, we have begun multicasting operations with certain of our television stations. We are multicasting TeleFutura network programming and LATV network programming on a number of our stations. In addition, we are multicasting CW network programming in two of our markets. We are evaluating these multicasting ventures and may consider either expanding or limiting our multicasting operations.

Television Advertising

Substantially all of the revenue from our television operations is derived from local and national advertising and, in one of our markets, network compensation.

Local. Local advertising revenue is generated from commercial airtime and is sold directly by the station to an in-market advertiser or its agency. In 2008, local advertising accounted for approximately 52% of our total television revenue.

National. National advertising revenue represents commercial time sold to a national advertiser within a specific market by Univision, our national representative firm. For these sales, Univision is paid a 15% commission on the net revenue from each sale (gross revenue less agency commission). We target the largest national Spanish-language advertisers that collectively purchase the greatest share of national advertisements through Univision. The Univision representative works closely with each station’s national sales manager. This has enabled us to secure national advertisers, including Ford Motor Company, Toyota, Dodge, Nissan, General Motors, McDonald’s, Verizon Wireless, Cricket Communications, and AT&T Mobility. We also added significant new national advertising accounts in 2008, including Safeco Insurance, BP Amoco, Sabmiller PLC, Abbot Laboratories, and Daisy Sour Cream, among others. We also have a national advertising representative arrangement with Telemundo. Our stations that broadcast Fox, CW and MyNetworkTV network programming are represented by Petry Television. In 2008, national advertising accounted for approximately 47% of our total television revenue.

Network. Network compensation represents compensation for broadcasting network programming. In 2008, network compensation accounted for approximately 1% of our total television revenue.

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

•

Nielsen Station Index. This service measures local station viewing of all households and individuals in a specific market. This ratings service, however, is not language-stratified in markets in which we operate other than Albuquerque, Denver and San Diego, and we believe that it generally under-represents Spanish-speaking households. As a result, we believe that this service typically under-reports viewing of Spanish-language television. Despite this limitation, the Nielsen Station Index demonstrates that many of our broadcast stations achieve total market ratings that are fully comparable with their English-language counterparts, with 5 of our television stations ranking either first or second in their respective markets in prime time among adults 18-34 years of age.

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

We believe that our primary competitive advantage is the quality of the programming we receive through our affiliation with Univision. Over the past six years, Univision’s programming has consistently ranked first in prime time television among all U.S. Hispanic adults. In addition, Univision’s primary network and the TeleFutura Network together have maintained superior audience ratings among all U.S. Hispanic households when compared to both Spanish-language and English-language broadcast networks.

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

Radio

Overview

We own and operate 48 radio stations (37 FM and 11 AM), 47 of which are located in the top 50 Hispanic markets in the United States. Our radio stations broadcast into markets with an aggregate of approximately 43% of the Hispanic population in the United States. Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with independent programming.

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

Radio Formats. Our radio network produces two music formats that are simultaneously distributed via satellite with a digital CD-quality sound to our stations. These two formats each appeal to different listener preferences:

•

La Tricolor is a personality-driven format that includes “Piolin por la Mañana” in eight markets, “Erazno y La Chokolata” in the afternoon drive and Mexican country-style music that primarily targets male Hispanic listeners 18-49 years of age; and

•

“José: Nunca Sabes Lo Que Va A Tocar” (“You never know what he’ll play”) features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present that targets Hispanic adults ages 25-54.

In addition, in markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners, including the following:

•	in the Los Angeles market, we program “Super Estrella”—a music-driven, pop and alternative Spanish-rock format targeting primarily Hispanic adults 18-34 years of age;

•	also in the Los Angeles market, we program “El Gato”—an upbeat and energetic regional Mexican format targeting primarily Hispanic adults 18-34 years of age;

•	in the El Paso market, we also program “El Gato” but with a slight difference in musical blend to reflect northern Mexican influences, targeting primarily Hispanic adults 18-34 years of age;

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

•

on our AM station in Phoenix we program “ESPN Deportes,” a Spanish-language sports talk format targeting primarily adults 18-34 years of age, that is provided to us by a third party pursuant to a network affiliation agreement;

•	in the Orlando market, we offer a Spanish Tropical format—a mix of Spanish-language tropical and Latin pop music—targeting primarily adults 18-34 years of age; and

•	in the Modesto and Stockton markets, we offer a Spanish-language romantic ballads format targeting primarily Hispanic women 18-49 years of age.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	José El Gato (1) El Gato (1) Super Estrella (1) Super Estrella (1) Super Estrella (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	Time Brokered (2)
Phoenix, Arizona	8	KLNZ-FM KDVA-FM KVVA-FM KMIA-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor José (1) José (1) ESPN (Spanish)
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Tejano José Adult Contemporary (English)

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Sacramento, California Stockton, California Modesto, California	11	KRCX-FM KNTY-FM KBMB-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	La Tricolor Country (English) Hip Hop (English) José La Tricolor Maria (1) José Maria (1)
Albuquerque-Santa Fe, New Mexico	12	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	José La Tricolor
Denver-Boulder, Colorado Aspen, Colorado	15	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	José La Tricolor La Tricolor La Tricolor
El Paso, Texas	16	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	Oldies (English) José (1) El Gato José (1) Talk (English)
Orlando-Daytona Beach-Melbourne, Florida	17	WNUE-FM	98.1	MHz	Tropical
Las Vegas, Nevada	22	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	José La Tricolor
Monterey-Salinas-Santa Cruz, California	34	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor José Time Brokered (2)
Yuma, Arizona-El Centro, California	36	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	José La Tricolor José
Palm Springs, California	37	KLOB-FM	94.7	MHz	José
Lubbock, Texas	47	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor José
Reno, Nevada	55	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2009 estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Radio Advertising

Substantially all of the revenue from our radio operations is derived from local and national advertising.

Local. This form of revenue refers to advertising usually purchased by a local client or agency directly from the station’s sales force, revenues generated from a third-party through a network inventory agreement and non-traditional revenue. In 2008, local radio revenue accounted for approximately 74% of our total radio revenue.

National. This form of revenue refers to advertising purchased by a national client targeting a specific market. Usually this business is placed by a national advertising agency or media buying services and ordered through one of the offices of our national sales representative, Lotus/Entravision Reps LLC. Lotus/Entravision is a joint venture we entered into in August 2001 with Lotus Hispanic Reps Corp. The national accounts are handled locally by the station’s general managers, general sales manager and/or national sales manager. In 2008, national radio advertising accounted for approximately 26% of our total radio revenue.

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

Arbitron provides advertisers with the industry-accepted measure of listening audience classified by demographic segment and time of day that the listeners spend on particular radio stations. Radio advertising rates generally are highest during the hours of 6:00 A.M. and 7:00 P.M. These hours are considered the peak times for radio audience listening.

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

•

satellite-delivered digital audio services with CD-quality sound—with both commercial-free and lower commercial load channels—which have expanded their subscriber base and recently have introduced dedicated Spanish-language channels (for example, Sirius XM Radio now provides eight Spanish-language channels, all commercial-free); and

•	In-Band On-Channel™ digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional FM radio services.

While ultimately we believe that none of these new technologies can replace local broadcast radio stations, the challenges from new technologies will continue to require attention from management. In addition, we will continue to review potential opportunities to utilize such new technologies. For example, we have converted 21 of our stations (18 FM and 3 AM) to broadcast digital radio programming as well as analog programming, which we anticipate will allow us to provide additional content to our listeners.

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

Employees

As of December 31, 2008, we had approximately 1,035 full-time employees, including 711 full-time employees in television and 324 full-time employees in radio. As of December 31, 2008, five of our full-time television employees were represented by labor unions that have entered into collective bargaining agreements with us. We believe that our relations with these unions and with our employees generally are good.

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

Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. Such matters may include:

•	changes to the license authorization process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	proposals to impose a performance tax on the music broadcast on commercial radio stations and the fees applicable to digital transmission of music on the Internet;

•	proposals to change rules relating to political broadcasting including proposals to grant free airtime to candidates;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals dealing with the broadcast of profane, indecent or obscene language and the consequences to a broadcaster for permitting such speech;

•	technical and frequency allocation matters;

•	modifications to the operating rules for digital television and radio broadcasting rules on both satellite and terrestrial bases;

•	the implementation or modification of rules governing the carriage of local television signals by direct broadcast satellite services and cable television systems;

•	changes in local and national broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution rules; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

For the period commencing on January 1, 2009, we generally elected “retransmission consent” in notifying the Multichannel Video Programming Distributors (MVPDs) that carry our television programming in our television markets. We have engaged in negotiations with the MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights, including through our national program supplier for Spanish-language programming, Univision Communications Inc., for our Univision- and TeleFutura-affiliated television stations.

Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As our stations begin broadcasting digital signals, the cable systems that carry our stations’ analog signals will not be required to carry such digital signal until we discontinue our analog broadcasting. As an element of the retransmission consent negotiations described above, we are seeking to provide that our broadcast signal is available to our MVPD viewers, no matter whether they obtain their service in analog or digital modes.

The adoption of digital television service allows us to broadcast multiple streams of our programming, which is commonly referred to as multicasting. We are engaged in multicasting at a number of our stations. We do not expect that our multicast streams will be subject to carriage under our retransmission consent arrangements. We may be able to secure alternate arrangements for such carriage. However, at the present time, the availability of programming that appeal to the public and the economic viability of such programming is uncertain.

We expect to explore, subject to our legal rights to do so, and the economic opportunities available to us, the distribution of our programming in alternative modes, such as by delivery on the Internet and to individuals possessing wireless mobile reception devices.

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

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station have been allocated a separate channel for digital television operation. We have implemented a phase-in of our digital television service and all of our full-service stations are providing digital signals. On February 1, 2006, the Congress passed legislation requiring that analog broadcast of full-service television stations cease on February 17, 2009, and it recently extended that termination date to June 12, 2009.

In extending the termination date, the Congress also authorized the FCC to allow broadcasters to terminate their analog operations in advance of the deadline. We have requested and received authority from the FCC to terminate the operations of five of our full-service television stations on February 17, 2009. Depending on the situation in individual markets and other concerns, we may elect to terminate the analog operations of other of our full-service television stations prior to June 12, 2009.

The FCC required full-power television stations in the United States to begin broadcasting a digital television, or DTV, signal by May 1, 2002. No such obligation has been applied to low-power television stations; we do, however, expect such a requirement to be enacted in the near future. The FCC has allocated an additional television channel to most such full-power station owners so that each full-power television station can broadcast a DTV signal on the additional channel while continuing to broadcast an analog signal on the station’s original channel. As part of the transition from analog to DTV, full-power television station owners are required to stop broadcasting analog signals and relinquish their analog channels to the FCC no later than June 12, 2009. No termination date has yet been set for low-power stations.

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

The FCC has adopted rules to permit low-power stations to operate on a paired or stand-alone basis in digital service. We have recently applied for and secured authority for certain of our low-power stations to have paired operations. We have also, in certain cases, requested authority to “flash cut” certain of our low-power stations to digital service. In those markets where no spectrum was available for paired operations, we will make a decision to switch individual stations from analog to digital service based on the viewing patterns of our viewers and the discontinuance of analog broadcast transmissions by full-service television stations.

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

Satellite Digital Audio Radio Service. The FCC has allocated spectrum to a new technology, satellite digital audio radio service, to deliver satellite-based audio programming to a national or regional audience. The FCC has licensed two entities, XM Radio, Inc. and Sirius Satellite Radio, Inc., to provide this service. The nationwide reach of the satellite digital audio radio service allows niche programming aimed at diverse communities that we are targeting. The two entities recently merged after received authority to do so in a proceeding that we opposed. We are not certain what the impact on our stations of the merger. In connection with the approval of the merger, the FCC required that the merged entity set aside certain of its channels for service to minority group audiences. We have informed the merged entity that we are prepared to provide such service, so long as the terms as acceptable to us. We have not had any discussions with the merged entity and are awaiting a decision from the FCC how the commitment for such minority group service is to be effectuated.

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

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-service stations in those markets where the satellite operators have implemented local-into-local service. When the SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA. SHVERA extended the ability of satellite operators to implement local-into-local service. SHVERA is due to expire in 2009; we believe that Congress may consider extending SHVERA and may make further changes in the law. We do not know what the impact of any such legislation, or changes to such legislation, will be on our operations. The FCC is in the process of requiring television stations to disclose additional information on their compliance with public service obligations, considering the local service obligations of broadcasters, and promoting greater diversity during among broadcasters. We do not expect any material impact on our business from such proposed or adopted rules. Please see “Risk Factors” below.

ITEM 1A. RISK FACTORS

We have a history of losses that, if continued, could adversely affect the market price of our securities and our ability to raise capital.

We had net losses of approximately $487.9 million, $43.1 million and $134.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

If we cannot raise required capital, we may have to reduce or curtail certain existing operations.

We may require significant additional capital for general working capital and debt service needs. If our cash flow and existing working capital are not sufficient to fund our general working capital and debt service requirements, we will have to raise additional funds by selling equity, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives for raising additional funds may be available on acceptable terms to us or in amounts sufficient for us to meet our requirements. In addition, our ability to raise additional funds and engage in acquisitions is limited by the terms of the amended credit facility agreement. Our failure to obtain any required new financing may, if needed, require us to reduce or curtail certain existing operations.

Our substantial level of debt could limit our ability to grow and compete.

As of December 31, 2008, we had $403.5 million of debt outstanding under our syndicated bank credit facility. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of the amended credit facility agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If the amounts outstanding under our amended credit facility agreement are accelerated, our assets may not be sufficient to repay in full the money owed to such lenders.

Our substantial indebtedness could have important consequences to our business, such as:

•	preventing us, under the terms of the amended credit facility agreement, from obtaining additional financing to grow our business and compete effectively;

•

limiting our ability, as a practical matter, to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes; and

•	placing us at a disadvantage compared to those of our competitors who have less debt.

The amended credit facility agreement contains various covenants that limit management’s discretion in the operation of our business and could limit our ability to grow and compete.

The amended credit facility agreement governing our syndicated bank credit facility contains various provisions that limit our ability to:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments, capital expenditures and other restricted payments;

•	create liens;

•	acquire or sell assets;

•	continue to repurchase our stock under our publicly-announced stock repurchase program, and otherwise, except in a limited circumstance; and

•	enter into certain transactions with affiliates.

These provisions restrict our management’s ability to operate our business in accordance with management’s discretion and could limit our ability to do a number of things, including growing and competing effectively.

Moreover, if we fail to comply with any of the financial covenants or ratios under our amended credit facility agreement, our lenders could:

•	elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	terminate their commitments, if any, to make further extensions of credit.

Any such action by our lenders would have a material adverse effect on our overall business and financial condition.

We are continuing to experience declining net revenue and net losses, primarily as a result of the global financial crisis and recession. Were these factors to continue for an extended period of time, our ability to comply with our amended credit facility agreement, including financial covenants and ratio, and continue to operate our business as it is presently conducted could be jeopardized.

We reported a net loss of $487.9 million and had positive cash flow from operations of $44.2 million for the year ended December 31, 2008. Additionally, as of December 31, 2008, we had an accumulated deficit of $822.0 million. If we were to experience continuing net losses and further declining net revenue beyond the amounts we have budgeted for 2009, there could be an adverse effect on our liquidity and capital resources, including but not limited to our failure to comply with the financial covenants or ratios under our amended credit facility agreement. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to obtain a further amendment to our amended credit facility agreement, seek a waiver from our banks if we are unable to comply with our financial covenants or ratios, refinance our existing debt, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions could be consummated on terms satisfactory to us or at all. Any default under our amended credit facility agreement, inability to renegotiate such agreement if required, obtain additional financing if needed, or obtain waivers for any failure to comply with financial covenants and ratios would have a material adverse effect on our overall business and financial condition.

The current global financial crisis and recession may have an adverse impact on our industry, business, results of operations or financial position.

The continuation or worsening of the current global financial crisis and recession could have an adverse effect on the fundamentals of our business, results of operations and/or financial position. These current economic conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive, services, telecommunications, travel and restaurant industries, which provide a significant amount of our advertising revenue. There can be no assurance that we will not experience any further material adverse effect on our business as a result of the current economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers or our financial condition, results of operations or the trading price of our securities. Potential consequences of the continuing current global financial crisis and recession include:

•

the financial condition of companies that advertise on our stations, including, among others, those in the automotive, services, telecommunications, travel and restaurant industries, which may file for bankruptcy protection or face severe cash flow issues, may result in a further significant decline in our advertising revenue;

•	our ability to borrow capital on terms and conditions that we find acceptable, or at all, may be limited, which could limit our ability to refinance our existing debt;

•

our ability to pursue the acquisition or divestiture of television or radio assets may be limited, both as a result of these factors and, with respect to acquisitions, limitations contained in the amended credit facility agreement;

•

the possibility that our business partners such as our counterparties to our outsourcing and new share arrangements could be negatively impacted and our ability to maintain these business relationships;

•	the possible further impairment of some or all of the value of our syndicated programming, goodwill and other intangible assets, including our broadcast licenses; and

•

the possibility that one or more of the lenders under our bank credit facility could refuse to fund its commitment to us or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

Our advertising revenue can vary substantially from period to period based on many factors beyond our control. This volatility affects our operating results and may reduce our ability to repay indebtedness or reduce the market value of our securities.

We rely on sales of advertising time for most of our revenues and, as a result, our operating results are sensitive to the amount of advertising revenue we generate. If we generate less revenue, it may be more difficult for us to repay our indebtedness and the value of our business may decline. Our ability to sell advertising time depends on:

•	the levels of advertising, which can fluctuate between and among industry groups and in general, based on industry and general economic conditions;

•	the health of the economy in the area where our television and radio stations are located and in the nation as a whole;

•	the popularity of our programming and that of our competition;

•	changes in the makeup of the population in the areas where our stations are located;

•

the activities of our competitors, including increased competition from other forms of advertising-based mediums, such as other broadcast television stations, radio stations, MVPDs and internet and broadband content providers serving in the same markets; and

•	other factors that may be beyond our control.

The relative lack of political advertising in 2009 and the continued anticipated further deterioration of the U.S. and other nation’s economies, such as Mexico, will likely result in a further significant decrease in our advertising revenue for 2009, which in turn will likely have an adverse impact on our business and results of operations.

Recent global economic turmoil may affect our financial performance or our ability to forecast our business with accuracy.

Our operations and performance depend significantly on U.S. and, to a lesser extent, international economic conditions and their impact on purchases of advertising by our customers. As a result of the ongoing global financial crisis, which is being experienced on a broad and extensive scope and scale, and the continuing recession in the United States, general economic conditions deteriorated significantly throughout 2008, have continued to deteriorate significantly further since the end of 2008 and may continue to deteriorate or remain depressed for the foreseeable future. Throughout 2008, we experienced a significant slowing of customer demand for advertising commitments in both our television and radio segments. We expect to continue to experience decreased demand for advertising during this volatile economic period, as our customers alter their purchasing activities in response to this economic uncertainty, and, among other things, our customers may change or scale back future purchases of advertising. This uncertainty and volatility may affect our ability to prepare accurate financial forecasts or meet specific forecasted results. It is currently unclear as to what overall effect the current economic conditions and uncertainties will continue to have on the marketplace and our future business. If we are unable to adequately respond to or forecast further changes in demand for advertising if current economic conditions persist or continue to deteriorate, our results of operations, financial condition and business prospects may be materially and adversely affected.

Cost savings measures that we implemented in 2008 and additional cost saving measures that we intend to implement during 2009 may have an uncertain impact on our business.

In response to declining revenue during 2008, primarily as a result of decreased advertising during the global financial crisis and recession, we implemented significant cost-saving measures the fourth quarter of 2008, including personnel reductions and reductions in executive bonuses, employee benefits, general corporate expenses and capital expenditures. As a result of management’s budgeting process for 2009, taking into consideration the further rapid deterioration of the economy due to the continuing global financial crisis and ongoing recession, we will implement significant additional cost-saving measures beginning in April 2009. These cost saving measures will include, among other things, reductions in certain salary expenses, promotional expenses for both of our television and radio segments, certain bonuses, general corporate expenses and capital expenditures. We will continue to evaluate the extent and effectiveness of our cost-saving measures based on changing future economic conditions and our achieving or not achieving 2009 budgeted revenues, and intend to take additional measures if and as circumstances warrant. While we believe that the cost-saving measures we have already implemented, together with additional cost-savings measures that we will take in 2009 and may take in future periods, will allow us to continue to operate our business effectively and continue to comply with the financial covenants and ratios under our amended credit facility agreement, it is not possible to predict what effects, if any, such cost-saving measures may have on our business as a whole or our ability to continue to comply with the requirements of our amended credit facility agreement.

The terms of any additional equity or convertible debt financing could contain terms that are superior to the rights of our existing security holders.

Depending upon our future results of operations, ability to further reduce costs as necessary and comply with our financing agreements, including financial covenants and ratios, we may require additional equity or debt financing. If future funds are raised through issuance of stock or convertible debt, these securities could have rights, privileges or preference senior to those of common stock. The sale of additional equity securities or securities convertible into or exchangeable for equity securities could also result in dilution to our current shareholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us or at all.

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

We do not obtain long-term commitments from our advertisers, and advertisers may cancel, reduce or postpone orders without penalty. We have experienced cancellations, reductions or delays in purchases of advertising from time to time in the past and more regularly during the global financial crisis and recession. These have affected, and could continue to affect, our revenue and results of operations, especially if we are unable to replace such advertising purchases. Many of our expenses are based, at least in part, on our expectations of future revenue and are therefore relatively fixed once budgeted. Therefore, weakness in advertising sales would adversely impact both our revenue and our results of operations.

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets. We have recently recorded impairments of our television and radio assets.

Goodwill and intangible assets totaled $375 million and $981 million at December 31, 2008 and 2007, respectively, primarily attributable to acquisitions in recent years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value. At least annually, we test our goodwill and indefinite lived intangible assets for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors.

In the third quarter of 2008, we determined that our radio reporting unit carrying value exceeded its fair value for which we recognized a goodwill impairment charge of $54 million. At that time, we also determined that the carrying values of certain radio and television FCC licenses exceeded their fair values and we recognized impairment charges of $332 million and $54 million, respectively. In the fourth quarter of 2008, we had an additional impairment charge of $79 million of goodwill in our radio reporting unit, $81 million of our radio FCC licenses, $5 million of our television FCC licenses and $5 million of our television syndicated programming contracts, or a total of $610 million for the year ended December 31, 2008. Appraisals of any of our reporting units or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of our intangible assets. Any determination of impairment of our goodwill or other intangibles could have an adverse effect on our financial condition and results of operations.

Goodwill and indefinite life intangible assets are tested annually on October 1 for impairment, or more frequently if events or changes in circumstances indicate that our assets might be impaired. Such circumstances may include, among other things, a further significant decrease in our revenues, decrease in prevailing broadcast transaction multiples, deterioration in broadcasting industry revenues, adverse market conditions, and a further significant decrease in our market capitalization. Appraisals of any of our reporting units or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of our intangible assets. Any determination of impairment of our goodwill or other intangibles could have an adverse effect on our financial condition and results of operations.

We have been notified that we do not currently comply with a certain NYSE continued listing requirement.

On December 15, 2008, we received notice from the NYSE that we have fallen below the continued listing standard regarding price criteria for capital or common stock. The relevant standard requires that a listed company’s common stock have a minimum average closing price of $1.00 per share during any consecutive 30-day trading period. Under the NYSE’s rules, we have six months from the date of the notice for our average closing share price to rise above $1.00 for the 30 trading days preceding the end of the period. Subsequent to receiving this notice, we have been further advised that the NYSE has suspended the $1.00 minimum price requirement on a temporary basis, initially through June 30, 2009. If we are unable to comply with this requirement by the relevant deadline, our common stock could be delisted by the NYSE.

Additionally, another continued listing requirement of the NYSE requires a listed company to maintain a global market capitalization of at least $25 million over any 30-day trading period. This threshold has recently been lowered temporarily by the NYSE to $15 million until June 30, 2009. If a listed company does not comply with the global market capitalization listing requirement, its stock will likely be delisted by the NYSE. As of the date of the filing of this report, our global market capitalization was greater than $15 million but less than $25 million.

We are currently considering various actions we may take in order to comply with the NYSE’s continued listing requirements, but as of the date of the filing of this report, we have not made any decisions regarding any such actions. There can be no assurance that we can continue to comply with the listing requirements of the NYSE. We cannot at this time anticipate what the effect of a delisting from the NYSE might be; however, among other things, it could adversely affect our ability to raise capital or the terms, if any, for any equity or debt financings that might be available to us.

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

Univision currently owns approximately 15% of our common stock on a fully-converted basis. As of December 31, 2005, Univision owned approximately 30% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company would not exceed 10% by March 26, 2009. Univision’s required divestiture of a significant portion of its remaining equity interest in our company, whether in a single transaction or a series of transactions, could depress the market value of our Class A common stock.

Our television ratings and revenue could decline significantly if our affiliation relationship with Univision or Univision’s programming success changes in an adverse manner.

If our affiliation relationship with Univision changes in an adverse manner, or if Univision’s programming success diminishes or its financial condition is adversely affected by the continuing global financial crisis and ongoing recession, or otherwise, our ability to generate television advertising revenue on which our television business depends could be negatively affected. Univision’s ratings might decline or Univision might not continue to provide programming, marketing, available advertising time and other support to its affiliates on the same basis as currently provided. If Univision were to stop providing programming to us for any reason, and we were unable to obtain replacement programming of comparable quality, it could have a material adverse effect on our business and results of operations. Additionally, by aligning ourselves closely with Univision, we might forego other opportunities that could diversify our television programming and avoid dependence on Univision’s television networks. Univision’s relationships with Televisa and Venevision are important to Univision’s, and consequently our, continued success. If Televisa were to stop providing programming to Univision for any reason, and Univision were unable to provide us with replacement programming of comparable quality, it could have a material adverse effect on our business and results of operations.

Because three of our directors and officers, and stockholders affiliated with them, hold the majority of our voting power, they can ensure the outcome of most matters on which our stockholders vote.

As of December 31, 2008, Walter F. Ulloa, Philip C. Wilkinson and Paul Zevnik together hold approximately 83% of the combined voting power of our outstanding shares of common stock. Each of Messrs. Ulloa, Wilkinson and Zevnik is a member of our board of directors, and Messrs. Ulloa and Wilkinson also serve as executive officers of our company. In addition to their shares of our Class A common stock, collectively they own all of the issued and outstanding shares of our Class B common stock, which have ten votes per share on any matter subject to a vote of the stockholders. Accordingly, Messrs. Ulloa, Wilkinson and Zevnik have the ability to elect each of the members of our board of directors. Messrs. Ulloa, Wilkinson and Zevnik have agreed contractually to vote their shares to elect themselves as directors of our company. Messrs. Ulloa, Wilkinson and Zevnik, acting in concert, also have the ability to control the outcome of most matters requiring stockholder approval. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of the company.

Stockholders who desire to change control of our company may be prevented from doing so by provisions of our second amended and restated certificate of incorporation and the amended credit facility agreement governing our syndicated bank credit facility. In addition, other agreements contain provisions that could discourage a takeover.

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

Until commercial demand for digital television services increases, these digital operations may not prove commercially beneficial. Our stations may continue to broadcast analog signals until the June 12, 2009 deadline for conversion to digital-only operations. Once broadcast television becomes digital-only, we expect that sufficient demand will exist.

Because our full-service television stations rely on “retransmission consent” rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operations.

We no longer rely on “must carry” rights to obtain the retransmission of our full-service television stations on MVPDs. We are now engaged, through our network program supplier, in negotiating retransmission consent agreements, pursuant to which we could secure consideration in return for the carriage of our broadcast signals by cable television. Until the completion of these negotiations, we are uncertain as to what MVPDs will carry our stations, the terms and conditions of our stations’ carriage and the compensation we might receive. New laws or regulations could affect retransmission consent rights and the negotiating process between broadcasters and MVPDs.

Our low-power television stations do not have cable “must carry” rights. Some of our low-power television stations are carried on cable systems as they provide broadcast programming the cable systems desire and are part of the retransmission consent negotiations we are currently engaged in. Where MVPDs are not contractually required to carry our low-power stations, we may face future uncertainty with respect to the availability of cable carriage for our low-power stations.

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

SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, which expires in 2009. The SHVERA legislation extended the “carry one/carry all” rule. In that we have decided to secure our carriage on DBS through retransmission consent agreements, the “carry one/carry all” rule no longer is relevant to us.

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

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ended December 31, 2007
First Quarter	$9.99	$7.60
Second Quarter	$10.79	$9.05
Third Quarter	$11.25	$7.37
Fourth Quarter	$10.71	$6.70

Year Ending December 31, 2008
First Quarter	$7.84	$5.47
Second Quarter	$7.46	$3.66
Third Quarter	$4.04	$2.61
Fourth Quarter	$3.37	$0.50

As of March 2, 2009, there were approximately 128 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by Research Data Group, Inc., depicts our quarterly performance for the period from December 31, 2002 through December 31, 2008, as measured by total stockholder return on our Class A common stock compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

The graph below matches Entravision Communications Corporation's cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Broadcasting & Cable TV index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2003 to 12/31/2008.

	12/03	3/04	6/04	9/04	12/04	3/05	6/05	9/05	12/05	3/06
Entravision Communications Corporation	100.00	80.81	69.19	68.56	75.23	79.91	70.18	70.90	64.14	82.52
S&P 500	100.00	101.69	103.44	101.51	110.88	108.50	109.98	113.95	116.33	121.22
S&P Broadcasting	100.00	87.80	83.40	80.59	91.11	92.18	84.29	82.26	76.05	75.33

	6/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08
Entravision Communications Corporation	77.21	67.03	74.05	84.14	93.96	83.06	70.54	60.00	36.22	24.23	14.05
S&P 500	119.48	126.25	134.70	135.57	144.08	147.00	142.10	128.68	125.17	114.70	89.53
S&P Broadcasting	88.26	95.27	109.50	103.37	111.02	101.63	84.58	83.37	84.16	80.61	47.19

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	10,049,155	(2)	$11.06	(3)	11,450,845
Employee Stock Purchase Plan	N/A	(4)	N/A	(4)	3,905,264
Equity compensation plans not approved by security holders	—		—		—

Total	10,049,155		$11.06		15,356,109

(1)	Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.
(2)	Includes an aggregate of 1,740,800 restricted stock units.
(3)	Weighted average exercise price of outstanding options; excludes restricted stock units.
(4)	Our 2001 Employee Stock Purchase Plan permits full-time employees to have payroll deductions made to purchase shares of our Class A common stock during specified purchase periods. The purchase price is the lower of 85% of (1) the fair market value per share of our Class A common stock on the last business day before the purchase period begins and (2) the fair market value per share of our Class A common stock on the last business day of the purchase period. Consequently, the price at which shares will be purchased for the purchase period currently in effect is not known.

Issuer Purchases of Equity Securities

Pursuant to a stock repurchase plan authorized by the Board of Directors on November 1, 2006, we repurchased a total of 13.0 million shares of Class A common stock for $100 million, the maximum amount authorized by the Board of Directors under this plan.

On April 7, 2008, the Board of Directors approved the repurchase of an additional $100 million of our Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. We have financed stock repurchases with available cash on hand and cash provided by operations.

Under this new plan, we purchased 7.4 million shares of Class A common stock for approximately $19.8 million during the year ended December 31, 2008.

We purchased a total of 20.4 million shares of Class A common stock for approximately $119.8 million under both plans from inception though December 31, 2008.

Under the terms of the amended credit facility agreement, we are prevented from making future repurchases of our Class A common stock except under a limited circumstance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in thousands)
October 1, 2008 to October 31, 2008	933,290	$2.01	933,290	$82,493
November 1, 2008 to November 31, 2008	901,902	$1.18	901,902	$81,427
December 1, 2008 to December 31, 2008	1,417,023	$0.87	1,417,023	$80,195

Quarter ended December 31, 2008	3,252,215	$1.28	3,252,215	$80,195

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 and with respect to our consolidated balance sheets as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements not included herein. The consolidated statement of operations data for all prior periods has been reclassified to reflect the outdoor operations as discontinued operations (see Note 1 to Notes to Consolidated Financial Statements).

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

(In thousands, except share and per share data)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Statements of Operations Data:
Net revenue	$232,335	$250,046	$255,134	$246,766	$228,105

Direct operating expenses	100,801	99,608	98,306	96,195	90,680
Selling, general and administrative expenses	43,709	44,267	46,260	46,834	44,832
Corporate expenses	17,117	17,353	17,520	16,255	15,164
Gain on sale of assets	—	—	(26,160)	—	(3,487)
Depreciation and amortization	23,412	22,565	21,769	23,802	21,418
Impairment charge	610,456	—	189,661	—	—

	795,495	183,793	347,356	183,086	168,607

Operating income (loss)	(563,160)	66,253	(92,222)	63,680	59,498
Interest expense	(43,093)	(49,405)	(29,431)	(29,848)	(28,282)
Interest income	1,894	4,809	1,602	966	456
Gain (loss) on debt extinguishment	9,813	—	—	(27,969)	—

Income (loss) before income taxes	(594,546)	21,657	(120,051)	6,829	31,672
Income tax (expense) benefit	110,705	18,047	(2,273)	(5,025)	(14,616)

Income (loss) before equity in net income (loss) of nonconsolidated affiliate and discontinued operations	(483,841)	39,704	(122,324)	1,804	17,056
Equity in net income (loss) of nonconsolidated affiliate	(166)	336	(152)	(144)	(6)

Income (loss) from continuing operations	(484,007)	40,040	(122,476)	1,660	17,050
Gain on disposal of discontinued operations	—	—	—	—	521
Loss from discontinued operations	(3,930)	(83,157)	(12,123)	(11,317)	(11,407)

Net income (loss)	(487,937)	(43,117)	(134,599)	(9,657)	6,164
Accretion of preferred stock redemption value	—	—	—	—	(15,913)

Net loss applicable to common stockholders	$(487,937)	$(43,117)	$(134,599)	$(9,657)	$(9,749)

Net loss per share applicable to common stockholders, basic and diluted	$(5.39)	$(0.42)	$(1.27)	$(0.08)	$(0.09)

Weighted average common shares outstanding, basic	90,560,685	102,382,307	106,078,486	124,293,792	105,758,136

Weighted average common shares outstanding, diluted	90,560,685	103,020,657	106,078,486	124,484,472	106,108,146

	Years Ended December 31,
	2008	2007	2006	2005	2004
Other Data:
Capital expenditures	$16,860	$14,284	$21,885	$18,190	$13,805
Balance Sheet Data:
Cash and cash equivalents	$64,294	$86,945	$118,525	$65,610	$46,969
Total assets	591,039	1,366,148	1,418,664	1,743,159	1,689,712
Long-term debt, including current portion	406,523	484,078	497,770	506,602	482,976
Total stockholders’ equity	$112,713	$657,810	$751,719	$1,028,933	$1,037,672

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2008, 2007 and 2006 and consolidated financial condition as of December 31, 2008 and 2007 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

OVERVIEW

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the year ended December 31, 2008 was $232 million. Of that amount, revenue generated by our television segment accounted for 63% and revenue generated by our radio segment accounted for 37%.

As of the date of filing this report, we own and/or operate 50 primary television stations that are located primarily in the southwestern United States, including several key U.S./Mexican border markets. Entravision is the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network, with television stations in 20 of the nation’s top 50 U.S. Hispanic markets. We also operate one of the nation’s largest groups of primarily Spanish-language radio stations, consisting of 48 owned and operated radio stations (37 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

Highlights

During 2008, we were confronted with a significant advertising downturn, both in television and radio, primarily as a result of the global financial crisis and recession. Nevertheless, our audience shares remained strong in the nation’s most densely populated Hispanic markets. We reduced our debt and implemented cost reductions in order to operate as efficiently as possible in order to maximize our cash flows.

Net revenue for our television segment decreased to $145.9 million in 2008, from $156.4 million in 2007. This decrease of $10.5 million, or 7%, in net revenue was primarily due to a decrease in local and national advertising sales, primarily as a result of the weak economy. Nevertheless, we sustained solid ratings across this segment and experienced growth in the political, health care, grocery/convenience stores and services advertising categories. In addition, we continued to enjoy revenue growth from certain of our television stations located in markets with rapidly growing Hispanic populations.

Net revenue for our radio segment decreased to $86.4 million in 2008, from $93.7 million in 2007. The decrease of $7.3 million, or 8%, in net revenue was primarily due to a decrease in local advertising sales and advertising rates, partially offset by revenue associated with the expansion of our radio division in Orlando. Nevertheless, we experienced growth in the fast food/restaurant and alcoholic beverage advertising categories. In addition, we continued to concentrate our efforts on local sales, which accounted for 74% of total radio segment sales in 2008. We have seen solid ratings growth in our markets where we broadcast “José: Nunca Sabes Lo Que Va A Tocar” (“You never know what he’ll play”), which features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, as well as our stations that began broadcasting the “Piolin por la Mañana,” syndicated morning show, one of the highest-rated Spanish-language radio programs in the country.

In response to declining revenue during 2008, primarily as a result of decreased advertising during the global financial crisis and recession, we implemented significant cost-saving measures in the fourth quarter of 2008, including personnel reductions and reductions in executive bonuses, employee benefits, general corporate expenses and capital expenditures. As a result of management’s budgeting process for 2009, taking into consideration the further rapid deterioration of the economy due to the continuing global financial crisis and ongoing recession, we will implement significant additional cost-saving measures beginning in April 2009. These cost-saving measures will include, among other things, reductions in certain salary expenses, promotional expenses for both of our television and radio segments, certain bonuses, general corporate expenses and capital expenditures. We will continue to evaluate the extent and effectiveness of our cost-saving measures based on changing future economic conditions and our achieving or not achieving 2009 budgeted revenues, and intend to take additional measures if and as circumstances warrant.

Acquisitions and Dispositions

In March 2008, we acquired radio station WNUE-FM, serving the Orlando, Florida, market for $24.1 million. We evaluated the transferred set of activities, assets, inputs, outputs and processes from this acquisition and determined that this acquisition was considered a business. However, we may be restricted from engaging in future acquisitions under the terms of the amended credit facility agreement. Please see “Liquidity and Capital Resources” below.

In a strategic effort to focus our resources on strengthening existing clusters and expanding into new U.S. Hispanic markets, we regularly review our portfolio of media properties and, from time to time, seek to divest non-core assets in markets where we do not see the opportunity to grow to scale and build out media clusters. In accordance with this strategy, we sold our outdoor advertising operations in May 2008 to Lamar Advertising Co. for $101.5 million and we no longer have outdoor advertising operations. Accordingly, our financial statements reflect the outdoor advertising operations as discontinued operations; we have presented the related assets and liabilities as assets held for sale and reclassified the related revenue and expenses as discontinued operations.

Relationship with Univision

Univision currently owns approximately 15% of our common stock on a fully-converted basis. As of December 31, 2005, Univision owned approximately 30% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company would not exceed 10% by March 26, 2009. In January 2006, we sold the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San

Jose, California market, to Univision for $90 million. Univision paid the full amount of the purchase price in the form of approximately 12.6 million shares of our Class U common stock held by Univision. Subsequently, in 2006, we repurchased 7.2 million shares of our Class U common stock held by Univision for $52.5 million. In February 2008, we repurchased an additional 1.5 million shares of Class U common stock held by Univision for $10.4 million.

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

Univision acts as our exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the years ended December 31, 2008 and 2007, the amount we paid Univision in this capacity was $9.5 and $10.1 million, respectively.

RESULTS OF OPERATIONS

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, loss (gain) on sale of assets and impairment charge. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Years Ended December 31,			% Change 2008 to 2007	% Change 2007 to 2006
	2008	2007	2006
Net Revenue
Television	$145,938	$156,375	$158,466	(7)%	(1)%
Radio	86,397	93,671	96,668	(8)%	(3)%

Consolidated	232,335	250,046	255,134	(7)%	(2)%

Direct operating expenses
Television	64,095	64,242	61,620	(0)%	4%
Radio	36,706	35,366	36,686	4%	(4)%

Consolidated	100,801	99,608	98,306	1%	1%

Selling, general and administrative expenses
Television	22,120	23,072	23,902	(4)%	(3)%
Radio	21,589	21,195	22,358	2%	(5)%

Consolidated	43,709	44,267	46,260	(1)%	(4)%

Depreciation and amortization
Television	17,824	17,257	15,374	3%	12%
Radio	5,588	5,308	6,395	5%	(17)%

Consolidated	23,412	22,565	21,769	4%	4%

Segment operating profit
Television	41,899	51,804	57,570	(19)%	(10)%
Radio	22,514	31,802	31,229	(29)%	2%

Consolidated	64,413	83,606	88,799	(23)%	(6)%
Corporate expenses	17,117	17,353	17,520	(1)%	(1)%
Gain on sale of assets	—	—	(26,160)	*	*
Impairment charge	610,456	—	189,661	*	*

Operating income (loss)	$(563,160)	$66,253	$(92,222)	*	*

Consolidated adjusted EBITDA (1)	$74,104	$91,779	$96,019	(19)%	(4)%

Capital expenditures
Television	$13,329	$11,293	$18,700
Radio	3,531	2,991	3,185

Consolidated	$16,860	$14,284	$21,885

Total assets
Television	$394,287	$517,878	$529,478
Radio	196,752	745,296	713,855
Outdoor	—	—	175,331
Assets held for sale (2)	—	102,974	—

Consolidated	$591,039	$1,366,148	$1,418,664

(footnotes on next page)

*	Percentage not meaningful.

(1)	Consolidated adjusted EBITDA means net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses, non-cash corporate expense, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash stock-based compensation, non-cash corporate expense, non-cash impairment loss, loss (gain) on sale of assets, depreciation and amortization, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior net debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 6.75 to 1 and our senior net debt ratio, or the ratio of consolidated senior debt minus cash up to $20 million, to trailing-twelve-month consolidated adjusted EBITDA, may not exceed 5.25 to 1 on a pro forma basis for the prior full year. The actual maximum and senior net debt ratios were as follows (in each case as of December 31): 2008, 5.2 to 1; 2007, 4.9 to 1; 2006, 4.9 to 1. Therefore, we were in compliance with this covenant at each of those dates. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense. On March 16, 2009, we entered into an amendment to our credit facility agreement. For a discussion of the new financial covenants under our amended credit facility agreement, please see “Syndicated Bank Credit Facility Amendments,” beginning at page 53 below.

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

(2)	2007 amounts represent outdoor advertising assets classified as assets held for sale.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Consolidated adjusted EBITDA (1)	$74,104	$91,779	$96,019

Interest expense	(43,093)	(49,405)	(29,431)
Interest income	1,894	4,809	1,602
Gain on debt extinguishment	9,813	—	—
Income tax (expense) benefit	110,705	18,047	(2,273)
Amortization of syndication contracts	(2,883)	(1,798)	(87)
Payments on syndication contracts	2,840	1,830	83
Gain on sale of assets	—	—	26,160
Non-cash expense included in corporate expenses	—	—	(213)
Non-cash stock-based compensation included in direct operating expenses	(633)	(431)	(267)
Non-cash stock-based compensation included in selling, general and administrative expenses	(794)	(678)	(911)
Non-cash stock-based compensation included in corporate expenses	(1,926)	(1,884)	(1,576)
Depreciation and amortization	(23,412)	(22,565)	(21,769)
Impairment charge	(610,456)	—	(189,661)
Carrying value adjustment in discontinued operations	—	(79,460)	—
Reclassified items in discontinued operations	(3,930)	(3,697)	(12,123)
Equity in net income (loss) of nonconsolidated affiliates	(166)	336	(152)

Net loss	(487,937)	(43,117)	(134,599)

Depreciation and amortization	23,412	22,565	21,769
Impairment charge	610,456	—	189,661
Deferred income taxes	(112,190)	(18,589)	(2,146)
Amortization of debt issue costs	459	404	406
Amortization of syndication contracts	2,883	1,798	87
Payments on syndication contracts	(2,840)	(1,830)	(83)
Equity in net (income) loss of nonconsolidated affiliate	166	(336)	152
Non-cash stock-based compensation	3,353	2,993	2,754
Gain on sale of media properties and other assets	—	—	(26,160)
Gain on debt extinguishment	(9,813)	—	—
Change in fair value of interest rate swap agreements	11,648	17,667	(2,359)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	11,156	(4,015)	482
Decrease in prepaid expenses and other assets	803	84	1,390
Decrease in accounts payable, accrued expenses and other liabilities	(6,065)	(938)	(4,454)
Effect of discontinued operations	(1,273)	86,579	15,129

Cash flows from operating activities	$44,218	$63,265	$62,029

(footnotes on preceding page)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated Operations

Net Revenue. Net revenue decreased to $232.3 million for the year ended December 31, 2008 from $250.0 million for the year ended December 31, 2007, a decrease of $17.7 million. Of the overall decrease, $10.5 million came from our television segment. The decrease was primarily attributable to a decrease in local and national advertising sales and advertising rates, which in turn was primarily due to the weak economy. Additionally, $7.3 million of the overall decrease was from our radio segment and was primarily attributable to a decrease in local advertising sales and advertising rates, which was partially offset by revenue associated with the expansion of our radio division in Orlando.

We currently anticipate that net revenue will decrease during 2009, due to (i) a continuing challenging advertising environment, primarily the result of the ongoing global financial crisis and continuing recession; and (ii) the absence of significant political revenue in 2009. We believe that we will see continued decreases in most advertising groups, especially automotive (our single largest source of advertising revenue), political, media, brand names, direct marketing and alcoholic beverages. We do not know when the general advertising environment will change. However, we anticipate that the general advertising environment will not improve until at least the economy improves and, in the case of our radio segment, is further subject to the overall general slowing of growth in the radio industry over the last several quarters.

We have engaged in negotiations with cable, satellite and internet-based television service providers as to the terms of their carriage of our television stations and the compensation we will receive for granting such carriage rights. We have entered into retransmission consent agreements with certain of these providers and expect to enter into additional retransmission consent agreements. The revenue we derive under these agreements will be a new source of revenue for our television segment. Please see “Business Regulation of Television and Radio Broadcasting - Must Carry Rules,” beginning at page 21.

Direct Operating Expenses. Direct operating expenses increased to $100.8 million for the year ended December 31, 2008 from $99.6 million for the year ended December 31, 2007, an increase of $1.2 million. Of the overall increase, $1.3 million came from our radio segment. The increase was primarily attributable to expenses associated with the expansion of our radio division in Orlando, as well as an increase in ratings services. The increase was partially offset by a decrease in expenses associated with the decrease in net revenue. The overall increase was partially offset by a decrease of $0.1 million from our television segment. The decrease was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue, partially offset by an increase in ratings services. As a percentage of net revenue, direct operating expenses increased to 43% for the year ended December 31, 2008 from 40% for the year ended December 31, 2007. Direct operating expenses as a percentage of net revenue increased because net revenue decreased as direct operating expenses increased.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $43.7 million for the year ended December 31, 2008 from $44.3 million for the year ended December 31, 2007, a decrease of $0.6 million. Of the overall decrease, $1.0 million came from our television segment. The decrease was primarily attributable to a decrease in bonuses and other expenses associated with the decrease in net revenue. The overall decrease was partially offset by an increase of $0.4 million from our radio segment. The increase was primarily attributable to expenses associated with the expansion of our radio division in Orlando. As a percentage of net revenue, selling, general and administrative increased to 19% for the year ended December 31, 2008 from 18% for the year ended December 31, 2007. Selling, general and administrative expenses as a percentage of net revenue increased because the decrease in net revenue outpaced the decrease in selling, general and administrative expenses.

Corporate Expenses. Corporate expenses decreased to $17.1 million for the year period ended December 31, 2008 from $17.4 million for the year ended December 31, 2007, a decrease of $0.3 million. The decrease was attributable to the elimination of bonuses paid to executive officers. As a percentage of net revenue, corporate expenses remained the same at 7% for each of the years ended December 31, 2008 and 2007.

Depreciation and Amortization. Depreciation and amortization increased to $23.4 million for the year ended December 31, 2008 from $22.6 million for the year ended December 31, 2007, an increase of $0.8 million. The increase was primarily due to depreciation of television digital equipment and depreciation associated with the acquisition of radio assets in the Orlando market in March 2008.

Impairment Charge. Continuing operations includes an impairment charge of $610.5 million for the year ended December 31, 2008 and was a result of a $133.5 million impairment of goodwill in our radio segment, a $413.0 million impairment of our radio FCC licenses, a $59.1 million impairment of our television FCC licenses and a $4.9 million impairment of our television syndicated programming contracts, primarily related to increased competition and a general slowing of growth in the radio and television industries. Discontinued operations includes a carrying value adjustment of $79.5 million for the year ended December 31, 2007, which was a result of a carrying value adjustment to our outdoor assets.

Operating Income (Loss). As a result of the above factors, operating loss was $563.2 million for the year ended December 31, 2008, compared to an operating income of $66.3 million for the year ended December 31, 2007.

Interest Expense. Interest expense was $43.1 million for the year ended December 31, 2008 compared to interest expense of $49.4 million for the year ended December 31, 2007, a decrease of $6.3 million. The year ended December 31, 2008 had lower interest expense primarily attributable to the change in the fair value of our interest rate swap agreements.

Gain on Debt Extinguishment. During the year ended December 31, 2008, we reduced our own term loan debt by $76.5 million, of which $66.5 million was repurchased pursuant to the amendment to our credit facility agreement that we entered into on November 12, 2008, and retired the debt. We recorded a gain on debt extinguishment of $9.8 million by repurchasing the debt at a discount.

Income Tax Benefit. Our expected annual tax rate is approximately 38% of pre-tax income or loss. The effective tax rate for the year ended December 31, 2008 decreased due to an increase in the valuation allowance on our net deferred tax assets and the impairment of goodwill. As described above, for the year ended December 31, 2008, we recognized a $133.5 million impairment of goodwill in our radio segment of which approximately $102.2 million of the impairment will not be deductible for tax purposes. As a result, the Company did not recognize a tax benefit for the non-deductible impairment of goodwill.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), during the year ended December 31, 2008, we provided a full valuation on our net deferred tax assets arising primarily from net operating loss carryforwards where, as a result of our continued losses, our future realization of such benefits are uncertain and that it is not more likely than not that the assets will be realizable. As a result, we increased the valuation allowance against our net deferred tax assets by $77 million for the year ended December 31, 2008. We will continue to assess our valuation allowance in future periods based upon the provisions of SFAS 109.

Loss from Discontinued Operations. We sold our outdoor advertising operations during the second quarter of 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) we reported the results of our outdoor advertising operations in discontinued operations within the statements of operations. The loss from discontinued operations decreased to $3.9 million for the year ended December 31, 2008 from $83.2 million for the year ended December 31, 2007, a decrease of $79.3 million. For the year ended December 31, 2007, we recorded a $79.5 million carrying value adjustment of outdoor intangible assets that is included in discontinued operations.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $145.9 million for the year ended December 31, 2008 from $156.4 million for the year ended December 31, 2007, a decrease of $10.5 million. The overall decrease was primarily attributable to a decrease in local and national advertising sales and advertising rates, which in turn was primarily due to the weak economy.

We currently anticipate that net revenue will decrease during 2009, due to (i) a continuing challenging advertising environment, primarily the result of the ongoing global financial crisis and continuing recession; and (ii) the absence of significant political revenue in 2009. We believe that we will see continued decreases in most advertising groups, especially automotive (our single largest source of advertising revenue), political, media, brand names, direct marketing and alcoholic beverages, partially offset by increases in such areas as healthcare and grocery store advertising. We do not know when the general advertising environment will change. However, we anticipate that the general advertising environment will not improve until at least the economy improves.

We have engaged in negotiations with cable, satellite and internet-based television service providers as to the terms of their carriage of our television stations and the compensation we will receive for granting such carriage rights. We have entered into retransmission consent agreements with certain of these providers and expect to enter into additional retransmission consent agreements. The revenue we derive under these agreements will be a new source of revenue for our television segment. Please see “Business Regulation of Television and Radio Broadcasting - Must Carry Rules,” beginning at page 21.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $64.1 million for the year ended December 31, 2008 from $64.2 million for the year ended December 31, 2007, a decrease of $0.1 million. The decrease was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue, partially offset by an increase in ratings services and an increase in rent and utility expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $22.1 million for the year ended December 31, 2008 from $23.1 million for the year ended December 31, 2007, a decrease of $1.0 million. The decrease was primarily attributable to a decrease in bonuses and other expenses associated with the decrease in net revenue.

Radio

Net Revenue. Net revenue in our radio segment decreased to $86.4 million for the year ended December 31, 2008 from $93.7 million for the year ended December 31, 2007, a decrease of $7.3 million. The decrease was primarily attributable to a decrease in local advertising sales and advertising rates, partially offset by revenue associated with the expansion of our radio division in Orlando. There has been a general slowing of growth in the radio industry over the last several quarters, and we expect that this slowing will continue.

We currently anticipate that net revenue will decrease during 2009, due to (i) a continuing challenging advertising environment, primarily the result of the ongoing global financial crisis and continuing recession; and (ii) the absence of significant political revenue in 2009. We believe that we will see continued decreases broadly across most advertising groups, especially automotive (our single largest source of advertising revenue), political, telecommunications and retail, partially offset by increases in such areas as religious and grocery store advertising. We do not know when the general advertising environment will change. However, we anticipate that the general advertising environment will not improve until at least the economy improves and is further subject to the overall general slowing of growth in the radio industry over the last several quarters. Additionally, radio advertising revenue is expected to be negatively impacted because of decreases in television advertising rates, which make television advertising more affordable, combined with a general perception in the marketplace that there is an enhanced branding power to advertising on television relative to radio.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $36.7 million for the year ended December 31, 2008 from $35.4 million for the year ended December 31, 2007, an increase of $1.3 million. The increase was primarily attributable to expenses associated with the expansion of our radio division in Orlando, as well as an increase in ratings services. The increase was partially offset by a decrease in expenses associated with the decrease in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $21.6 million for the year ended December 31, 2008 from $21.2 million for the year ended December 31, 2007, an increase of $0.4 million. The increase was primarily attributable to expenses associated with the expansion of our radio division in Orlando.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $44.3 million for the year ended December 31, 2007 from $46.3 million for the year ended December 31, 2006, a decrease of $2.0 million. Of the overall decrease, $1.2 million came from our radio segment. The decrease was primarily attributable to a decrease in selling, general and administrative expenses from our Tucson and Dallas radio stations that we sold, partially offset by an increase in wages and bad debt expense. Additionally, $0.8 million of the overall decrease came from our television segment. The decrease was primarily attributable to reduced expenses in accordance with the terms of the TeleFutura marketing and sales agreement with Univision and a decrease in non-cash stock-based compensation expense, partially offset by an increase in bad debt expense. As a percentage of net revenue, selling, general and administrative expenses remained the same at 18% for each of the years ended December 31, 2008 and 2007.

Corporate Expenses. Corporate expenses decreased to $17.4 million for the year ended December 31, 2007 from $17.5 million for the year ended December 31, 2006, a decrease of $0.1 million. The decrease was primarily attributable to a decrease in bonuses. As a percentage of net revenue, corporate expenses remained the same at 7% for each of the years ended December 31, 2008 and 2007.

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

Impairment Charge. Discontinued operations includes a carrying value adjustment of $79.5 million for the year ended December 31, 2007, which was a result of a carrying value adjustment to our outdoor assets. Continuing operations includes an impairment charge of $189.7 million for the year ended December 31, 2006 and was a result of a $156.2 million impairment of goodwill in our radio segment and a $33.5 million impairment of our radio FCC licenses primarily related to increased competition and a general slowing of growth in the radio industry.

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

Income Tax Benefit. Our expected annual tax rate is approximately 38% of pre-tax income or loss. The tax benefit for the year ended December 31, 2007 was less than the annual effective tax rate because of state income and capital taxes and non-deductible expenses, including goodwill impairment and an increase in the valuation allowance.

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

Liquidity and Capital Resources

As a result of the global financial crisis and recession, and their impact on the advertising marketplace and our customers, we have experienced declining net revenues, which have had a significant negative impact on our cash flows and consolidated adjusted EBITDA as defined in our syndicated bank credit facility agreement. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 44. At December 31, 2008, our total consolidated debt outstanding was $405.5 million. Consolidated adjusted EBITDA is defined as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses, non-cash corporate expense, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments.

We have taken a number of steps to address our liquidity as result of the decline in our consolidated adjusted EBITDA. During the fourth quarter of 2008, we repurchased approximately $66.5 million of our own term loan debt. If we had not reduced our debt by this amount, we would have breached our senior net debt ratio covenant in effect at December 31, 2008. Also in the fourth quarter of 2008, we implemented significant cost- saving measures, including personnel reductions and reductions in executive bonuses, employee benefits, general corporate expenses and capital expenditures. We currently estimate that these cost-saving measures will result in expense reductions of approximately $11 million during 2009.

As a result of management’s budgeting process for 2009, taking into consideration the further rapid deterioration of the economy due to the continuing global financial crisis and ongoing recession, we amended our syndicated bank credit facility agreement on March 16, 2009. The amendment, which is further described in “Syndicated Bank Credit Facility Amendments” below and Note 7 to Notes to Consolidated Financial Statements, requires us to comply with certain increased quarterly leverage ratio covenants and other financial ratios, including a maximum allowed leverage ratio covenant, calculated as the ratio of consolidated total debt outstanding to trailing-twelve-month consolidated adjusted EBITDA. In addition, the amendment imposes certain additional restrictions on our liquidity and operations, including a principal prepayment of $40.0 million in March 2009, a significantly higher interest rate on outstanding principal, and a sweep of 75% of quarterly excess cash flow, as defined in the amendment, to repay principal on our outstanding consolidated debt.

In order to maintain compliance with the leverage ratio covenants, we will need to achieve certain quarterly, trailing-twelve-month consolidated adjusted EBITDA targets. At December 31, 2008, our cash balance was $64.3 million and our debt outstanding under our syndicated bank credit facility was $404.5 million. After the debt principal prepayment of $40 million in March 2009, we will have $364.5 million of debt outstanding under our amended credit facility agreement. Our consolidated adjusted EBITDA was $74.1 million for the trailing-twelve-month period ended December 31, 2008.

Under the amended credit facility agreement, our trailing-twelve-month debt to consolidated adjusted EBITDA is required to be below 6.75 during each quarter in 2009. If our trailing-twelve-month consolidated adjusted EBITDA were to decrease in excess of between approximately 29% to 32% from consolidated adjusted

EBITDA for the year ended December 31, 2008, we believe that we would breach the maximum allowed leverage ratio covenant. Since consolidated adjusted EBITDA is based on a trailing-twelve-month period, the headroom in achieving compliance each quarter may be reduced based on the results of the preceding quarters.

Because net revenues factor into the calculation of consolidated adjusted EBITDA, we believe we cannot experience revenue declines in excess of between approximately 15% to 25% in each quarter of 2009 when compared to the same quarter in the prior year. As the covenants are based on a trailing-twelve-month period, the revenue headroom may be reduced based on the results of the preceding quarters. We believe that we will achieve these net revenue levels; however, events outside of our control could give rise to further declining revenues and there can be no assurance that we will achieve these revenue levels.

We will also need to make further reductions in our operating, selling, general and administrative, and corporate expenses. As described above, in the fourth quarter of 2008, we implemented cost-saving measures that we estimate will result in expense reductions of approximately $11 million during 2009. Because we continue to face a challenging advertising marketplace, we will implement additional cost-saving measures beginning in April 2009 which we currently expect to total approximately $9 million in expense reductions. These cost-saving measures will include, among other things, reductions in certain salary expenses, promotional expenses for both of our television and radio segments, certain bonuses, general corporate expenses and capital expenditures. We will continue to evaluate the extent and effectiveness of our implemented cost-saving measures based on changing future economic conditions and our achievement of consolidated adjusted EBITDA targets throughout 2009, and we will implement additional cost reductions in future periods in 2009 if and as circumstances warrant.

We have considered the impact of the cost reductions to our business and believe that these measures will not have a significant adverse impact on our operations during the next twelve months. Through our ongoing efforts to improve our profitability and cash flows, we are continuing to review our business for areas of additional improvement, greater efficiency and further cost reductions.

We believe that, as a result of the foregoing measures, we will be able to achieve the trailing-twelve-month consolidated adjusted EBITDA targets under our amended credit facility agreement, and, therefore, we believe that we will be able to maintain compliance with the maximum allowed leverage ratio covenants under our amended credit facility agreement for a period of at least the next four quarters from December 31, 2008. However, there is no assurance that these actions will be successful or that further adverse events outside of our control may arise that would result in our inability to comply with the maximum allowed leverage ratio covenant under our amended credit facility agreement. In such event, we might decide to use remaining cash resources to prepay our debt, which may result in limitations on available working capital. Alternatively, to meet our cash requirements and avoid failing to comply with the maximum allowed leverage ratio covenant, we may be required to obtain a further waiver or amendment to our credit facility agreement, refinance our existing debt, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions could be consummated on terms satisfactory to us or at all.

In the event that we believed we were going to fail to comply with the maximum allowed leverage ratio covenant or any other financial ratios under our amended credit facility agreement, among other actions we might take, we would likely seek to obtain a waiver or further amendment from our lenders. If we were unable to obtain such a waiver or amendment, or be in a position to take one of the other actions described in the previous paragraph, we could violate a financial covenant or ratio, which in turn could result in an event of default under our amended credit facility agreement. If an event of default were to occur and continue, lenders holding more than 50% of the loans and commitments outstanding under the syndicated bank credit facility could elect to accelerate the maturity of those loans outstanding under the syndicated bank credit facility. Among the consequences of such actions, we might be precluded from accessing any available borrowings under our revolving credit facility, and we might be required to repay all amounts then outstanding under the syndicated bank credit facility.

While we have had a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We reported a net loss of $487.9 million and had positive cash flow from operations of $44.2 million for the year ended December 31, 2008. Additionally, as of December 31, 2008, we had an accumulated deficit of $822.0 million. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, and cash flows from operations. We currently anticipate that funds generated from operations, including cost-saving measures we have taken and intend to take, and available borrowings under our syndicated bank credit facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

In January 2006, we acquired approximately 12.6 million shares of our Class U common stock held by Univision in exchange for the assets of radio stations KBRG-FM and KLOK-AM, serving the San Francisco/San Jose, California market. Additionally, we repurchased 7.2 million shares of our Class U common stock held by Univision for $52.5 million in 2006 using cash generated from operations and unrestricted proceeds which were remaining from our refinanced syndicated bank credit facility. In February 2008, we repurchased 1.5 million shares of Class U common stock held by Univision for $10.4 million.

Pursuant to a stock repurchase plan authorized by the Board of Directors on November 1, 2006, we repurchased a total of 13.0 million shares of Class A common stock for $100 million, the maximum amount authorized by the Board of Directors under this plan.

On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance future stock repurchases, if and when made, with available cash on hand and cash provided by operations. Under this new plan, we purchased 7.4 million shares of Class A common stock for approximately $19.8 million during the year ended December 31, 2008. However, under the terms of the amended credit facility agreement, we are prevented from making future repurchases of our Class A common stock except under a limited circumstance.

In May 2008, we sold our outdoor operations to Lamar Advertising Co. for $101.5 million in cash.

During the year ended December 31, 2008, we reduced our own term loan debt by $76.5 million, of which $66.5 million was repurchased pursuant to the amendment to our credit facility agreement that we entered into on November 12, 2008, and retired the debt. We recorded a gain on debt extinguishment of $9.8 million by repurchasing the debt at a discount.

Syndicated Bank Credit Facility

Certain terms of our syndicated bank credit facility have been amended recently. Please read this description of our syndicated bank credit facility in conjunction with the discussion under “Syndicated Bank Credit Facility Amendments” below.

In September 2005, we entered into a syndicated bank credit facility with a $650 million senior secured syndicated bank credit facility, consisting of a 7 1/2-year $500 million term loan and a 6 1/2-year $150 million revolving facility. The term loan under the syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding borrowings under our former syndicated bank credit facility, (ii) to complete a tender offer for our previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.

The term loan matures in 2013 and is subject to automatic quarterly reductions of $1.25 million beginning on January 1, 2006. The revolving facility expires in 2012. Our ability to make additional borrowings under the syndicated bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

Our syndicated bank credit facility is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including our special purpose subsidiary formed to hold our FCC licenses.

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 2.94% at December 31, 2008. As of December 31, 2008, $403.5 million of our term loan was outstanding.

Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage covenants. As of December 31, 2008, we had approximately $1.3 million in outstanding letters of credit and $148.7 million was available under our revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

Syndicated Bank Credit Facility Amendments

On November 12, 2008, we entered into an amendment to our credit facility agreement. The amendment provides that we may repurchase and cancel outstanding loans under the credit facility agreement, at a price to be agreed upon between the Company and any lender holding such loans, up to a maximum amount of $75 million in aggregate face amount of the outstanding loans to be repurchased, and subject to such other terms and conditions described in the amendment.

The amendment also makes certain technical and conforming changes to the terms of our credit facility agreement. All other provisions of our credit facility agreement remain in full force and effect unless expressly amended or modified by the amendment.

On March 16, 2009, we entered into a further amendment to our credit facility agreement. Pursuant to this amendment, among other things:

•

The interest that we pay under the credit facility will increase. Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon our leverage ratio. Borrowings under both our revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0. When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 3.25%. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period.

•	The total amount of our revolver facility was reduced from $150 million to $50 million.

•	New conditions have been added for loans under the revolver facility greater than $5 million.

•

There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009, through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, is 6.75. The maximum allowed leverage ratio decreases to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011, and through the term of the agreement, the maximum allowed leverage ratio is 5.50. From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15.

•

There is a mandatory prepayment clause for 100% of the proceeds of certain asset dispositions, regardless of our leverage ratio. In addition, if we have excess cash flow, as defined in our syndicated bank credit facility, 75% of such excess cash flow must be used to reduce our outstanding loan balance on a quarterly basis. Effective March 31, 2009, the annual excess cash flow debt payment test has been eliminated.

•	Beginning March 31, 2009, the senior net debt ratio will be eliminated.

•	Capital expenditures are restricted to $10 million in both 2009 and 2010.

•

We are restricted from making acquisitions and investments when the leverage ratio is greater than 4.0, with an exception to permit the completion of the pending acquisition of television stations serving the Reno, Nevada market for a purchase price of up to $4 million.

•	We are restricted from making future repurchases of shares of our common stock other than under a limited circumstance.

•	We are restricted from making any further debt repurchases in the secondary market.

The amendment also contains additional covenants, representations and provisions that are usual and customary for credit facilities of this type. All other provisions of our credit facility agreement, as amended, remain in full force and effect unless expressly amended or modified by the amendment.

At the time of entering into this amendment, we were required to make a prepayment of $40 million to reduce the outstanding amount of our term loans and paid our lenders an amendment fee.

Derivative Instruments

As of December 31, 2008, we had three interest rate swap agreements with a $285 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $118.5 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements. As of December 31, 2008, these interest rate swap agreements were not designated for hedge accounting treatment under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations and as a result, changes in their fair values are reflected currently in earnings.

We recognized an increase of $11.6 million in interest expense related to the decrease in fair value of the interest rate swap agreements for the year ended December 31, 2008. We recognized an increase of $17.7 million in interest expense related to the decrease in fair value of the interest rate swap agreements for the year ended December 31, 2007.

As of December 31, 2008, the fair value of the interest rate swap agreements was a liability of $23.2 million and is classified in other liabilities on the balance sheet. As of December 31, 2007, the fair value of the interest rate swap agreements was a liability of $11.6 million and is classified in other liabilities on the balance sheet.

Debt and Equity Financing

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We completed this repurchase program in the second quarter of 2008.

On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases will depend on market conditions and other factors. We intend to finance future stock repurchases, if and when made, with available cash on hand and cash provided by operations. Under this new plan, we purchased 7.4 million shares of Class A common stock for approximately $19.8 million during the year ended December 31, 2008. However, under the terms of the amended credit facility agreement, we are prevented from making future repurchases of our Class A common stock.

On October 4, 2007, our Board of Directors approved the retirement of 6.3 million shares of our Class A common stock that were repurchased by us. On December 31, 2008, our board of directors approved the retirement of an additional 14.1 million shares of our Class A common stock that were repurchased by us.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $74.1 million for the year ended December 31, 2008 from $91.8 million for the year ended December 31, 2007, a decrease of $17.7 million, or 19%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 32% for the year ended December 31, 2008 from 37% for the year ended December 31, 2007.

We currently anticipate that consolidated adjusted EBITDA will decrease during the first quarter of 2009 and possibly the entire 2009 year due to a continuing challenging advertising environment, primarily the result of the ongoing global financial crisis and continuing recession. We do not know when the advertising environment will change. However, we anticipate that the advertising environment will not improve until at least the economy improves and, in the case of our radio segment, is further subject to the overall general slowing of growth in the radio industry over the last several quarters.

Consolidated adjusted EBITDA means operating income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses, non-cash corporate expense, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash stock-based compensation, non-cash corporate expense, non-cash impairment loss, loss (gain) on sale of assets, depreciation and amortization, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to maximum net debt ratio, senior net debt ratio, maximum capital expenditures and fixed charge coverage ratio. The maximum net debt ratio, or the ratio of consolidated total debt minus cash, up to a maximum of $20 million, to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. Under our syndicated bank credit facility, our maximum net debt ratio may not exceed 6.75 to 1 and our senior net debt ratio, or the ratio of consolidated senior debt minus cash up to $20 million, to trailing-twelve-month consolidated adjusted EBITDA, may not exceed 5.25 to 1 on a pro forma basis for the prior full year. The actual maximum and senior net debt ratios were as follows (in each case as of December 31): 2008, 5.2 to 1; 2007, 4.9 to 1; 2006, 4.9 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our current syndicated bank credit facility in September 2005, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented. The maximum net debt ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense. On March 16, 2009, we entered into an amendment to our credit facility agreement. For a discussion of the new financial covenants under our amended credit facility agreement, please see “Syndicated Bank Credit Facility Amendments,” beginning at page 53.

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

Cash Flow

Net cash flow provided by operating activities decreased to $44.2 million for the year ended December 31, 2008 from $63.3 million for the year ended December 31, 2007. Although we had a net loss of $487.9 million for the year ended December 31, 2008, we had positive cash flow from operations. Our net loss was primarily a result of non-cash expenses, primarily impairment charges of $610.5 million. The decrease in net cash flow provided by operating activities was primarily due to an increase in the net loss from continuing operations. Although we had a net loss of $43.1 million for the year ended December 31, 2007, we had positive cash flow from operations. Our net loss was primarily a result of non-cash expenses, including a carrying value adjustment charge in discontinued operations of $79.5 million and depreciation and amortization of $22.6 million. We expect to continue to have positive cash flow from operating activities for the year 2009.

For the year ended December 31, 2008, net cash flow provided by investing activities was $61.3 million, whereas for the year ended December 31, 2007, net cash flow used in investing activities was $27.5 million. During the year ended December 31, 2008, we received $101.5 million from the sale of our outdoor advertising business and spent $16.9 million on net capital expenditures and $22.9 million related to the acquisition of the assets of radio station WNUE-FM in Orlando. During the year ended December 31, 2007, we spent $26.2 million on net capital expenditures and the acquisition of a full-power television construction permit in Colorado Springs, Colorado. Additionally, we spent $1.6 million on net capital expenditures in our outdoor advertising operations, which is reported in discontinued operations. We anticipate that our capital expenditures will be approximately $5 million in 2009.

Net cash flow used in financing activities increased to $128.2 million for the year ended December 31, 2008 from $67.3 million for the year ended December 31, 2007. During the year ended December 31, 2008, we repurchased 12.1 million shares of our Class A common stock under our stock repurchase programs for $50.8 million including transaction fees, repurchased 1.5 million shares of our Class U common stock from Univision for $10.4 million, made net debt payments of $67.7 million and received net proceeds of $0.8 million from the sale of shares under our 2001 Employee Stock Purchase Plan (the “2001 Plan”). During the year ended December 31, 2007, we repurchased 7.2 million shares of our Class A common stock under our stock repurchase program for $61.0 million including transaction fees and made net debt payments of $13.7 million. We received net proceeds of $7.4 million from the exercise of stock options and from the sale of shares issued under our 2001 Employee Stock Purchase Plan. We stopped repurchasing shares of our Class A common stock in January 2009 and, under the terms of the amended credit facility agreement, we are prevented from making future repurchases of our Class A common stock except under a limited circumstance.

In order to reduce expenses and comply with the terms of our amended credit facility agreement, we intend to reduce capital expenditures except for critical items. During 2009, we anticipate that our capital expenditures will be approximately $5 million. We anticipate paying for these capital expenditures out of net cash flow from operations.

As part of the transition from analog to digital television service, full-service television station owners are required to discontinue broadcasting analog signals and to relinquish one of their paired analog-digital channels to the FCC on June 12, 2009. We currently expect the cost to complete construction of digital television facilities for our remaining full-service television stations, for which we have sought waivers from the FCC, will be approximately $0.5 million. In addition, we have elected to continue to broadcast separate digital and analog signals throughout this transition period. We intend to finance the conversion to digital television by using net cash flow from operations. Also, in order to broadcast high definition programming in the future, we intend to begin construction at our studio control facilities in 2010, and at our production control facilities in 2011 and 2012. We currently expect that the total cost of this high definition upgrade at our local studio and control facilities will be approximately $15 million. We intend to finance the high definition upgrade by using net cash flow from operations.

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

Our material contractual obligations at December 31, 2008 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Syndicated bank credit facility and other borrowings and related interest (1)	$481,184	$23,986	$55,031	$402,167	$—
Media research and ratings providers (2)	35,354	10,239	20,960	4,155	—
Operating leases and other material non-cancelable contractual obligations (2)	67,412	9,912	16,171	11,426	29,903

Total contractual obligations	$583,950	$44,137	$92,162	$417,748	$29,903

(1)	These amounts represent estimated future cash interest payments related to our syndicated bank credit facility and other borrowings. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events. Please refer to “Syndicated Bank Credit Facility Amendments” above for interest terms.
(2)	Does not include month-to-month leases and amounts related to discontinued operations.

We have also entered into employment agreements with certain of our key employees, including Walter F. Ulloa, Philip C. Wilkinson, Jeffery A. Liberman and Christopher T. Young. Our obligations under these agreements are not reflected in the table above.

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

Other

On April 4, 2001, our Board of Directors adopted the 2001 Employee Stock Purchase Plan. Our stockholders approved the Employee Stock Purchase Plan on May 10, 2001 at our 2001 Annual Meeting of Stockholders. Subject to adjustments in our capital structure, as defined in the Employee Stock Purchase Plan, the maximum number of shares of our Class A common stock that will be made available for sale under the Employee Stock Purchase Plan is 0.6 million, plus an annual increase of up to 0.6 million shares on the first day of each of the ten calendar years beginning on January 1, 2002. All of our employees are eligible to participate in the Employee Stock Purchase Plan, provided that they have completed six months of continuous service as employees as of an offering date. There are two offering periods annually under the Employee Stock Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. Since the inception of the Employee Stock Purchase Plan through December 31, 2008, approximately 0.9 million shares have been purchased.

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

The carrying amount of our interest rate swap agreements is recorded at fair market value, including non-performance risk, and any changes to the value are recorded as an increase or decrease in interest expense. The fair market value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

As of December 31, 2008, we had three interest rate swap agreements with a $285 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $118.5 million notional amount, with quarterly increases, that also expires on October 1, 2010. As of December 31, 2008, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, the increase in fair value is classified as a reduction of interest expense on our statements of operations. For the year ended December 31, 2008, we recognized an increase of $11.6 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

Discontinued Operations

We sold the outdoor advertising business in May of 2008 and no longer have outdoor operations. In accordance with SFAS 144, we have reported the results of the outdoor advertising business for all periods presented in discontinued operations within the consolidated statements of operations. In the statements of cash flows, the cash flows of discontinued operations have been reclassified for all periods presented and are separately classified within the respective categories with those of continuing operations. The outdoor advertising business has been presented as assets held for sale on the consolidated balance sheets as of December 31, 2007.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141R is effective beginning in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 141R on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective beginning in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160 on our financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 for items within the scope of FSP 157-2 is effective beginning in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 157 for items within the scope of FSP 157-2 on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 161 on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within within those fiscal years. We are currently evaluating the impact of adopting FSP 142-3 on our financial statements.

Sensitivity of Critical Accounting Estimates

We have critical accounting estimates that are sensitive to change. The most significant of those sensitive estimates relate to the impairment of intangible assets. Goodwill and indefinite life intangible assets are not amortized but are tested annually on October 1 for impairment, or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. In 2008, we conducted an impairment analysis in the third quarter and fourth quarter.

Television

In each of the third and fourth quarters of 2008, we conducted a review of our television reporting unit and determined that the fair value of our television reporting unit exceeded the carrying value. The fair value of the television reporting unit was primarily determined by evaluating discounted cash flow models and a market-based approach. The assumptions in the models were based on the reporting unit’s projected ability to generate cash flows in various cities or nearby cities, which we refer to as market clusters, based on signal coverage of the markets. The fair value of the reporting unit and the FCC licenses contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include the forecasted growth rate of each television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures, market share and profit margin of an average station within a market, estimated capital start-up costs and losses incurred during the early years, risk-adjusted discount rate based on the risk inherent in the future cash flows and the likely media competition within the market area. The market-based approach used comparable company earnings multiples. In the third quarter of 2008, we determined that the carrying values of certain television FCC licenses exceeded their fair values and we recognized impairment charges of $54 million. In the fourth quarter of 2008, we had an additional impairment charge of $5 million of our television FCC licenses and $5 million of our television syndicated programming contracts. For the year ended December 31, 2008, we had a total of $64 million in impairment charges for our television reporting unit.

In calculating the estimated fair value of our television reporting unit and FCC licenses, we used discounted cash flow models that rely on various assumptions, such as future cash flows, discount rates and multiples. Our estimates of future cash flows assume that our television segment revenues will increase significantly faster than the increase in our television expenses, and therefore our television assets will also increase in value. If any of the estimates of future cash flows, discount rates, multiples or assumptions were to change in any future valuation, it could affect our impairment analysis and cause us to record an additional expense for impairment.

Radio

In each of the third and fourth quarters of 2008, we conducted a review of our radio reporting unit and determined that the carrying value of our radio reporting unit exceeded the fair value. The fair value of the radio reporting unit was primarily determined by evaluating discounted cash flow models and a market-based approach. The assumptions in the models were based on the reporting unit’s projected ability to generate cash flows in various cities or nearby cities, which we refer to as market clusters, based on signal coverage of the markets. The fair value of the reporting unit and the FCC licenses contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures, market share and profit margin of an average station within a market, estimated capital start-up costs and losses incurred during the early years, risk-adjusted discount rate based on the risk inherent in the future cash flows and the likely media competition within the market area. The market-based approach used comparable company earnings multiples. In the third quarter of 2008, we determined that our radio reporting unit carrying value exceeded its fair values and we recognized a goodwill impairment charge of $54 million. At that time, we also determined that the carrying values of certain radio FCC licenses exceeded their fair values and we recognized impairment charges of $332 million. In the fourth quarter of 2008, we had an additional impairment charge of $79 million of goodwill in our radio segment and $81 million of our radio FCC licenses. For the year ended December 31, 2008, we had a total of $546 million in impairment charges for our radio reporting unit.

In calculating the estimated fair value of our radio reporting unit and FCC licenses, we used discounted cash flow models that rely on various assumptions, such as future cash flows, discount rates and multiples. Our estimates of future cash flows assume that our radio segment revenues will increase significantly faster than the increase in our radio expenses, and therefore our radio assets will also increase in value. If any of the estimates of future cash flows, discount rates, multiples or assumptions were to change in any future valuation, it could affect our impairment analysis and cause us to record an additional expense for impairment.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2008. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. However, since February 2007, we have had four swap arrangements that convert the entire amount of our variable rate term loan into a fixed rate obligation. Under our syndicated bank credit facility, if we exceed certain leverage ratios we would be required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Our current policy prohibits entering into derivatives or other financial instrument transactions for speculative purposes.

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 2.94% at December 31, 2008. As of December 31, 2008, $403.5 million of our term loan was outstanding. Our revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on our leverage. As of December 31, 2008, we had approximately $1.3 million in outstanding letters of credit and $148.7 million was available under the revolving facility for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of December 31, 2008, we had three interest rate swap agreements with a $285 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $118.5 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. It is expected that the term loan amounts will not exceed the notional amount of the four interest rate swap agreements. As of December 31, 2008, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected currently in earnings. At December 31, 2008, the fair value of the interest rate swap agreements was a liability of $23.2 million and is classified as other liabilities on the balance sheet.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of December 31, 2008, our interest rate swap agreements were not designated for hedge accounting treatment, and as a result, the fair value is classified as other liabilities on our balance sheet and as an increase of interest expense on our statements of operations. For the year ended December 31, 2008, we recognized an increase of $11.6 million of interest expense related to the decrease in fair value of the interest rate swap agreements.

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

See pages F-1 through F-40.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, who have audited and reported on our financial statements, issued an attestation report regarding our internal controls over financial reporting as of December 31, 2008. PricewaterhouseCoopers LLP’s report is included in this annual report below.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Entry Into a Material Definitive Agreement

As disclosed in Part II, Item 7, “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” on March 16, 2009, we amended our credit facility agreement with our lenders. Accordingly, we provide below the information that would otherwise be included in a Current Report on Form 8-K with respect to such amendment.

On March 16, 2009, we entered into an amendment to our credit facility agreement. Pursuant to this amendment, among other things:

•

The interest that we pay under the credit facility will increase. Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon our leverage ratio. Borrowings under both our revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0. When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 3.25%. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period.

•	The total amount of our revolver facility was reduced from $150 million to $50 million.

•	New conditions have been added for loans under the revolver facility greater than $5 million.

•

There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009, through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, is 6.75. The maximum allowed leverage ratio decreases to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011, and through the term of the agreement, the maximum allowed leverage ratio is 5.50. From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15x.

•

There is a mandatory prepayment clause for 100% of the proceeds of certain asset dispositions, regardless of our leverage ratio. In addition, if we have excess cash flow, as defined in our syndicated bank credit facility, 75% of such excess cash flow must be used to reduce our outstanding loan balance on a quarterly basis. Effective March 31, 2009, the annual excess cash flow debt payment test has been eliminated.

•	Beginning March 31, 2009, the senior net debt ratio will be eliminated.

•	Capital expenditures are restricted to $10 million in both 2009 and 2010.

•

We are restricted from making acquisitions and investments when the leverage ratio is greater than 4.0x, with an exception to permit the completion of the pending acquisition of television stations serving the Reno, Nevada market for a purchase price of up to $4 million.

•	We are restricted from making future repurchases of shares of our common stock other than under a limited circumstance.

•	We are restricted from making any further debt repurchases in the secondary market.

The amendment also contains additional covenants, representations and provisions that are usual and customary for credit facilities of this type. All other provisions of our credit facility agreement, as amended, remain in full force and effect unless expressly amended or modified by the amendment.

At the time of entering into this amendment, we were required to make a prepayment of $40 million to reduce the outstanding amount of our term loans and paid our lenders an amendment fee.

A copy of the amendment to our credit facility agreement is filed as Exhibit 10.30 to this Report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and matters pertaining to our corporate governance policies and procedures are set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Directors” and “Corporate Governance” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders scheduled to be held on May 28, 2009. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

2.1(1)	Asset Purchase Agreement dated as of July 25, 2005 by and among Entravision Holdings, LLC, Entravision Communications Corporation, Univision Radio License Corporation and Univision Communications Inc.

2.2(2)	Stock Purchase Agreement dated as of February 28, 2008 among Entravision Communications Corporation, Z-Spanish Media Corporation, Inc., Vista Media Group, Inc. and Lamar Advertising of Penn, LLC

3.1(3)	Second Amended and Restated Certificate of Incorporation

3.2(4)	Third Amended and Restated Bylaws, as adopted on December 9, 2005

10.1(5)†	2000 Omnibus Equity Incentive Plan

10.2(6)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(5)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(1)†	Employment Agreement effective as of August 1, 2005 by and between the registrant and Walter F. Ulloa

10.5(1)†	Employment Agreement effective as of August 1, 2005 by and between the registrant and Philip C. Wilkinson

10.6(7)†	Employment Agreement effective as of January 1, 2007 by and between the registrant and Jeffery A. Liberman

10.7(8)†	Executive Employment Agreement effective as of December 1, 2005 by and between the registrant and John F. DeLorenzo

10.8(9)†	Separation and Transition Agreement effective as of April 11, 2008 by and between the registrant and John F. DeLorenzo

Exhibit Number	Exhibit Description

10.9(9)†	Executive Employment Agreement effective as of May 12, 2008 between the registrant and Christopher T. Young

10.10(10)†	Form of Indemnification Agreement for officers and directors of the registrant

10.11(5)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.12(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.13(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.14(5)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.15(11)	First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.16(8)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.17(12)	Limited Liability Company Agreement of Lotus/Entravision Reps LLC dated as of August 10, 2001

10.18(13)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.19(13)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.20(3)†	2004 Equity Incentive Plan

10.21(14)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.22(15)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.23(6)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.24(16)†	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.25(17)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.26(18)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.26(19)†	Summary of Non-Employee Director Compensation

10.27(3)	Share Repurchase Agreement, dated as of June 25, 2004, by and between Entravision Communications Corporation and TSG Capital Fund III, L.P.

10.28(1)	Credit and Guaranty Agreement dated as of September 29, 2005 among Entravision Communications Corporation, certain subsidiaries of Entravision Communications Corporation, as Guarantors, Goldman Sachs Credit Partners L.P., Union Bank of California, N.A., Citigroup Global Markets Inc., Wachovia Bank, National Association, Harris Nesbitt, National City Bank and the lenders party thereto

10.29(20)	First Amendment to Credit and Guaranty Agreement dated as of September 29, 2005 among Entravision Communications Corporation, certain subsidiaries of Entravision Communications Corporation, as Guarantors, Goldman Sachs Credit Partners L.P., Union Bank of California, N.A., Citigroup Global Markets Inc., Wachovia Bank, National Association, Harris Nesbitt, National City Bank and the lenders party thereto, dated as of November 12, 2008

Exhibit Number	Exhibit Description

10.30*	Second Amendment to Credit and Guaranty Agreement dated as of September 29, 2005 among Entravision Communications Corporation, certain subsidiaries of Entravision Communications Corporation, as Guarantors, Goldman Sachs Credit Partners L.P., Union Bank of California, N.A., Citigroup Global Markets Inc., Wachovia Bank, National Association, Harris Nesbitt, National City Bank and the lenders party thereto, dated as of March 16, 2009

21.1*	Subsidiaries of the registrant

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(5)	Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.
(8)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.
(11)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.

(12)	Incorporated by reference from our Registration Statement on Form S-3, No. 333-81652, filed with the SEC on January 30, 2002, as amended by Post-Effective Amendment No. 1 thereto, filed with the SEC on February 25, 2002.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(15)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 4, 2006.
(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2007
(18)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 11, 2008.
(19)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 17, 2006.
(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 17, 2008.

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 16, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Walter F. Ulloa and Christopher T. Young, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 16 , 2009

/s/ PHILIP C. WILKINSON Philip C. Wilkinson	President, Chief Operating Officer and Director	March 16, 2009

/s/ CHRISTOPHER T. YOUNG Christopher T. Young	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2009

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 16, 2009

/s/ DARRYL B. THOMPSON Darryl B. Thompson	Director	March 16, 2009

/s/ ESTEBAN E. TORRES Esteban E. Torres	Director	March 16, 2009

/s/ JESSE CASSO, JR. Jesse Casso, Jr.	Director	March 16, 2009

/s/ GILBERT R. VASQUEZ Gilbert R. Vasquez	Director	March 16, 2009

ENTRAVISION COMMUNICATIONS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entravision Communications Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Entravision Communications Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 16, 2009

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(In thousands, except share and per share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$64,294	$86,945
Trade receivables, net of allowance for doubtful accounts of $5,640 and $5,771	44,855	55,986
Assets held for sale	—	102,974
Deferred income taxes	—	26,248
Prepaid expenses and other current assets (including related parties of $274 and $274)	5,252	8,158

Total current assets	114,401	280,311
Property and equipment, net	90,898	92,959
Intangible assets subject to amortization, net (included related parties of $30,161 and $32,482)	31,380	34,560
Intangible assets not subject to amortization	298,042	778,427
Goodwill	45,845	168,135
Other assets	10,473	11,756

Total assets	$591,039	$1,366,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$1,002	$1,076
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $4,092 and $4,595)	34,441	57,944
Liabilities associated with assets held for sale	—	5,772

Total current liabilities	35,561	64,910
Long-term debt, less current maturities (including related parties of $2,000 and $3,000)	405,521	483,002
Other long-term liabilities	37,244	22,383
Deferred income taxes	—	138,043

Total liabilities	478,326	708,338

Commitments and contingencies (note 9)

Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2008 45,877,400; 2007 57,740,370	5	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2008 22,887,433; 2007 22,887,433	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2008 15,652,729; 2007 17,152,729	2	2
Additional paid-in capital	934,749	991,908
Accumulated deficit	(822,045)	(334,108)

	112,713	657,810
Treasury stock, Class A common stock, $0.0001 par value, 2008 None; 2007 2,060,001 shares	—	—

Total stockholders’ equity	112,713	657,810

Total liabilities and stockholders’ equity	$591,039	$1,366,148

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2008, 2007 and 2006

(In thousands, except share and per share data)

	2008	2007	2006
			(As reclassified)
			(Note 1)
Net revenue (including related parties of $182, $615 and $600)	$232,335	$250,046	$255,134

Expenses:
Direct operating expenses (including related parties of $11,455, $12,180 and $12,422) (including non-cash stock-based compensation of $633, $431 and $267)	100,801	99,608	98,306
Selling, general and administrative expenses (including non-cash stock-based compensation of $794, $678 and $911)	43,709	44,267	46,260
Corporate expenses (including non-cash stock-based compensation of $1,926, $1,884 and $1,576)	17,117	17,353	17,520
Gain on sale of assets	—	—	(26,160)
Depreciation and amortization (includes direct operating of $18,344, $17,700 and $17,288; selling, general and administrative of $3,991, $4,007 and $3,975; and corporate of $1,077, $858 and $506) (including related parties of $2,320, $2,320 and $2,320)	23,412	22,565	21,769
Impairment charge	610,456	—	189,661

	795,495	183,793	347,356

Operating income (loss)	(563,160)	66,253	(92,222)
Interest expense (including related parties of $199, $257 and $315)	(43,093)	(49,405)	(29,431)
Interest income	1,894	4,809	1,602
Gain on debt extinguishment	9,813	—	—

Income (loss) before income taxes	(594,546)	21,657	(120,051)
Income tax (expense) benefit	110,705	18,047	(2,273)

Income (loss) before equity in net income (loss) of nonconsolidated affiliate and discontinued operations	(483,841)	39,704	(122,324)
Equity in net income (loss) of nonconsolidated affiliate	(166)	336	(152)

Income (loss) from continuing operations	(484,007)	40,040	(122,476)
Loss from discontinued operations, net of tax (expense) benefit of $(353), $15,308 and $6,736	(3,930)	(83,157)	(12,123)

Net loss applicable to common stockholders	$(487,937)	$(43,117)	$(134,599)

Basic and diluted earnings per share:
Income (loss) per share from continuing operations applicable to common stockholders, basic and diluted	$(5.34)	$0.39	$(1.15)

Loss per share from discontinued operations, basic and diluted	$(0.04)	$(0.81)	$(0.11)

Net loss per share applicable to common stockholders, basic and diluted	$(5.39)	$(0.42)	$(1.27)

Weighted average common shares outstanding, basic	90,560,685	102,382,307	106,078,486

Weighted average common shares outstanding, diluted	90,560,685	103,020,657	106,078,486

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2008, 2007 and 2006

(In thousands, except share data)

	Number of Common Shares				Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total
	Class A	Class B	Class U	Treasury Stock	Class A	Class B	Class U

Balance, December 31, 2005	59,770,587	27,678,533	36,926,600	5,101	$6	$3	$4	$1,185,312	$(156,392)	$1,028,933

Issuance of common stock upon exercise of stock options	414,417	—	—	—	1	—	—	3,241	—	3,242
Issuance of common stock under employee stock purchase plan	128,230	—	—	—	—	—	—	770	—	770
Stock-based compensation expense, net of stock options granted to non-employees reclassified as equity	—	—	—	—	—	—	—	4,659	—	4,659
Stock received in connection with the San Francisco/San Jose market disposition	—	—	(12,573,871)	—	—	—	(1)	(89,999)	—	(90,000)
Repurchase of Class A common stock	(1,175,786)	—	—	1,175,786	—	—	—	(8,772)	—	(8,772)
Repurchase of Class U common stock	—	—	(7,175,000)	—	—	—	(1)	(52,513)	—	(52,514)
Class U common stock exchanged for Class A common stock	25,000	—	(25,000)	—	—	—	—	—	—	—
Class B common stock exchanged for Class A common stock	1,130,500	(1,130,500)	—	—	—	—	—	—	—	—
Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	—	(134,599)	(134,599)

Balance, December 31, 2006	60,292,948	26,548,033	17,152,729	1,180,887	$7	$3	$2	$1,042,698	$(290,991)	$751,719

Issuance of common stock upon exercise of stock options	850,046	—	—	—	—	—	—	6,347	—	6,347
Issuance of common stock under employee stock purchase plan	138,416	—	—	—	—	—	—	873	—	873
Stock-based compensation expense, net	—	—	—	—	—	—	—	2,996	—	2,996
Repurchase of Class A common stock	(7,201,640)	—	—	7,201,640	(1)	—	—	(61,006)	—	(61,007)
Retirement of treasury stock	—	—	—	(6,322,526)	—	—	—	—	—	—
Class B common stock exchanged for Class A common stock	3,660,600	(3,660,600)	—	—	—	(1)	—	—	—	(1)
Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	—	(43,117)	(43,117)

Balance, December 31, 2007	57,740,370	22,887,433	17,152,729	2,060,001	$6	$2	$2	$991,908	$(334,108)	$657,810

Issuance of common stock upon exercise of stock options or awards of restricted stock units	38,000	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	182,318	—	—	—	—	—	—	785	—	785
Stock-based compensation expense, net	—	—	—	—	—	—	—	3,272	—	3,272
Repurchase of Class A common stock	(12,083,288)	—	—	12,083,288	(1)	—	—	(50,836)	—	(50,837)
Repurchase of Class U common stock	—	—	(1,500,000)	—	—	—	—	(10,380)	—	(10,380)
Retirement of treasury stock	—	—	—	(14,143,289)	—	—	—	—	—	—
Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	—	(487,937)	(487,937)

Balance, December 31, 2008	45,877,400	22,887,433	15,652,729	—	$5	$2	$2	$934,749	$(822,045)	$112,713

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
			(As reclassified)
			(Note 1)
Cash flows from operating activities:
Net loss	$(487,937)	$(43,117)	$(134,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,412	22,565	21,769
Impairment charge	610,456	—	189,661
Deferred income taxes	(112,190)	(18,589)	(2,146)
Amortization of debt issue costs	459	404	406
Amortization of syndication contracts	2,883	1,798	87
Payments on syndication contracts	(2,840)	(1,830)	(83)
Equity in net (income) loss of nonconsolidated affiliate	166	(336)	152
Non-cash stock-based compensation	3,353	2,993	2,754
Gain on sale of media properties and other assets	—	—	(26,160)
Gain on debt extinguishment	(9,813)	—	—
Change in fair value of interest rate swap agreements	11,648	17,667	(2,359)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	11,156	(4,015)	482
Decrease in prepaid expenses and other assets	803	84	1,390
Decrease in accounts payable, accrued expenses and other liabilities	(6,065)	(938)	(4,454)
Effect of discontinued operations	(1,273)	86,579	15,129

Net cash provided by operating activities	44,218	63,265	62,029

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	101,498	37	96,242
Purchases of property and equipment and intangibles	(16,873)	(26,177)	(38,545)
Purchase of a business	(22,885)	—	—
Deposits on acquisitions	(200)	—	106
Proceeds from collection of note receivable	—	—	1,288
Distribution from nonconsolidated affiliate	—	250	—
Effect of discontinued operations	(194)	(1,610)	(2,001)

Net cash provided by (used in) investing activities	61,346	(27,500)	57,090

Cash flows from financing activities:
Proceeds from issuance of common stock	785	7,353	3,760
Payments on long-term debt	(67,702)	(13,692)	(24,795)
Repurchase of Class U common stock	(10,380)	—	(52,514)
Repurchase of Class A common stock	(50,837)	(61,006)	(8,772)
Proceeds from borrowings on long-term debt	—	—	16,000
Excess tax benefits from exercise of stock options	(81)	—	117
Payments of deferred debt and offering costs	—	—	—

Net cash used in financing activities	(128,215)	(67,345)	(66,204)

Net increase (decrease) in cash and cash equivalents	(22,651)	(31,580)	52,915
Cash and cash equivalents:
Beginning	86,945	118,525	65,610

Ending	$64,294	$86,945	$118,525

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$32,098	$31,397	$31,537

Income taxes	$1,566	$543	$4,298

Supplemental disclosures of non-cash investing and financing activities:
Consolidation of television assets in the Reno, Nevada market	$3,800	$—	$—
Consolidation of radio assets in the Orlando, Florida market	$—	$23,750	$—
Sale of San Francisco/San Jose radio station assets in exchange for Class U common stock	$—	$—	$90,000
Exchange of television assets in the McAllen, Texas market	$—	$—	$1,543

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter, individually and collectively, the “Company”) is a diversified Spanish-language media company utilizing a combination of television and radio operations to reach Hispanic consumers in the United States. The Company’s management has determined that the Company operates in two reportable segments as of December 31, 2008, based upon the type of advertising medium, which consist of television broadcasting and radio broadcasting. As of December 31, 2008, the Company owns and/or operates 50 primary television stations located primarily in the southwestern United States, consisting primarily of Univision Communications Inc. (“Univision”) affiliated stations. Radio operations consist of 48 operational radio stations, 37 FM and 11 AM, in 19 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

Certain amounts in the Company’s prior period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation. All discussions and amounts in the consolidated financial statements and the related notes to consolidated statements, for all periods presented relate to continuing operations only, unless otherwise noted.

Liquidity and Capital Resources

As a result of the global financial crisis and recession, and their impact on the advertising marketplace and its customers, the Company has experienced declining net revenues, which have had a significant negative impact on its cash flows and consolidated adjusted EBITDA as defined in its syndicated bank credit facility agreement. At December 31, 2008, the Company’s total consolidated debt outstanding was $405.5 million. Consolidated adjusted EBITDA is defined as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment loss, non-cash stock-based compensation included in operating and corporate expenses, non-cash corporate expense, net interest expense, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments.

The Company has taken a number of steps to address its liquidity as result of the decline in its consolidated adjusted EBITDA. During the fourth quarter of 2008, the Company repurchased approximately $66.5 million of

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its own term loan debt. If it had not reduced its debt by this amount, the Company would have breached its senior net debt ratio covenant in effect at December 31, 2008. Also in the fourth quarter of 2008, the Company implemented significant cost-saving measures, including personnel reductions and reductions in executive bonuses, employee benefits, general corporate expenses and capital expenditures. The Company currently estimates that these cost-saving measures will result in expense reductions of approximately $11 million during 2009.

As a result of management’s budgeting process for 2009, taking into consideration the further rapid deterioration of the economy due to the continuing global financial crisis and ongoing recession, the Company amended its syndicated bank credit facility agreement on March 16, 2009. The amendment, which is further described in Note 7 to Notes to Consolidated Financial Statements, requires compliance with certain increased quarterly leverage ratio covenants and other financial ratios, including a maximum allowed leverage ratio covenant, calculated as the ratio of consolidated total debt outstanding to trailing-twelve-month consolidated adjusted EBITDA. In addition, the amendment imposes certain additional restrictions on the Company’s liquidity and operations, including a principal prepayment of $40.0 million in March 2009, a significantly higher interest rate on outstanding principal, and a sweep of 75% of quarterly excess cash flow, as defined in the amendment, to repay principal on the Company’s outstanding consolidated debt.

In order to maintain compliance with the leverage ratio covenants, the Company will need to achieve certain quarterly, trailing-twelve-month consolidated adjusted EBITDA targets. At December 31, 2008, the Company’s cash balance was $64.3 million and the Company’s debt outstanding under its syndicated bank credit facility was $404.5 million. After the debt principal prepayment of $40 million in March 2009, the Company will have $364.5 million of debt outstanding under its amended credit facility agreement. The Company’s consolidated adjusted EBITDA was $74.1 million for the trailing-twelve-month period ended December 31, 2008.

Under the amended credit facility agreement, the Company’s trailing-twelve-month debt to consolidated adjusted EBITDA is required to be below 6.75 during each quarter in 2009. If the Company’s trailing-twelve-month consolidated adjusted EBITDA were to decrease in excess of between approximately 29% to 32% from consolidated adjusted EBITDA for the year ended December 31, 2008, the Company believes that it would breach the maximum allowed leverage ratio covenant. Since consolidated adjusted EBITDA is based on a trailing-twelve-month period, the headroom in achieving compliance each quarter may be reduced based on the results of the preceding quarters.

Because net revenues factor into the calculation of consolidated adjusted EBITDA, the Company believes it cannot experience revenue declines in excess of between approximately 15% to 25% in each quarter of 2009 when compared to the same quarter in the prior year. As the covenants are based on a trailing-twelve-month period, the revenue headroom may be reduced based on the results of the preceding quarters. The Company believes that it will achieve these net revenue levels; however, events outside of the Company’s control could give rise to further declining revenues and there can be no assurance that the Company will achieve these revenue levels.

The Company will also need to make further reductions in its operating, selling, general and administrative, and corporate expenses. As described above, in the fourth quarter of 2008, the Company implemented cost-saving measures that it estimates will result in expense reductions of approximately $11 million during 2009. Because the Company continues to face a challenging advertising marketplace, the Company will implement additional cost-saving measures beginning in April 2009 which it currently expects to total approximately $9 million in expense reductions. These cost-saving measures will include, among other things, reductions in certain salary expenses, promotional expenses for both of its television and radio segments, certain bonuses, general corporate expenses and capital expenditures. The Company will continue to evaluate the extent and effectiveness of its implemented cost-saving measures based on changing future economic conditions and its achievement of

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated adjusted EBITDA targets throughout 2009, and the Company will implement additional cost reductions in future periods in 2009 if and as circumstances warrant.

The Company has considered the impact of the cost reductions to its business and believes that these measures will not have a significant adverse impact on its operations during the next twelve months. Through the Company’s ongoing efforts to improve its profitability and cash flows, the Company is continuing to review its business for areas of additional improvement, greater efficiency and further cost reductions.

The Company believes that, as a result of the foregoing measures, it will be able to achieve the trailing-twelve-month consolidated adjusted EBITDA targets under its amended credit facility agreement, and, therefore, the Company believes that it will be able to maintain compliance with the maximum allowed leverage ratio covenants under its amended credit facility agreement for a period of at least the next four quarters from December 31, 2008. However, there is no assurance that these actions will be successful or that further adverse events outside of the Company’s control may arise that would result in the Company’s inability to comply with the maximum allowed leverage ratio covenant under the Company’s amended credit facility agreement. In such event, the Company might decide to use remaining cash resources to prepay its debt, which may result in limitations on available working capital. Alternatively, to meet the Company’s cash requirements and avoid failing to comply with the maximum allowed leverage ratio covenant, the Company may be required to obtain a further waiver or amendment to its credit facility agreement, refinance its existing debt, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions could be consummated on terms satisfactory to the Company or at all.

In the event that the Company believed it was going to fail to comply with the maximum allowed leverage ratio covenant or any other financial ratios under its amended credit facility agreement, among other actions the Company might take, the Company would likely seek to obtain a waiver or further amendment from its lenders. If the Company was unable to obtain such a waiver or amendment, or be in a position to take one of the other actions described in the previous paragraph, it could violate a financial covenant or ratio, which in turn could result in an event of default under the Company’s amended credit facility agreement. If an event of default were to occur and continue, lenders holding more than 50% of the loans and commitments outstanding under the syndicated bank credit facility could elect to accelerate the maturity of those loans outstanding under the syndicated bank credit facility. Among the consequences of such actions, the Company might be precluded from accessing any available borrowings under its revolving credit facility, and the Company might be required to repay all amounts then outstanding under the syndicated bank credit facility.

While the Company has had a history of operating losses in some periods and operating income in other periods, the Company also has a history of generating significant positive cash flows from its operations. The Company reported a net loss of $487.9 million and had positive cash flow from operations of $44.2 million for the year ended December 31, 2008. Additionally, as of December 31, 2008, the Company had an accumulated deficit of $822.0 million. The Company expects to fund its working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, and cash flows from operations. The Company currently anticipates that funds generated from operations, including cost-saving measures the Company has taken and intends to take, and available borrowings under its syndicated bank credit facility will be sufficient to meet the Company’s anticipated cash requirements for at least the next twelve months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Variable Interest Entities

The Company has consolidated an entity for which the cash flows are expected to be disproportionate to the ownership. Total net assets and results of operations of the entity at December 31, 2008 are not significant.

The Company has entered into an asset purchase agreement to acquire television station KREN-TV serving the Reno, Nevada market for $4 million. On October 1, 2008, the Company entered into a time brokerage agreement (“TBA”) to broker air time on the station until the closing of the sale. The station is owned and licensed to an entity qualifying as a variable interest entity (“VIE”). Under the TBA, the licensee of the station does not have the right to access the Company’s assets to pay general creditors. Further, the Company has not pledged any of its assets as collateral for obligations of the VIE. The Company has determined that it was the primary beneficiary of the VIE as of December 31, 2008 and, as such, consolidated $4 million of intangibles not subject to amortization and accrued liabilities within the consolidated balance sheet. The results of operations of the VIE for the three-month period ended December 31, 2008 were not significant.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s operations are affected by numerous factors, including changes in audience acceptance (i.e., ratings), priorities of advertisers, new laws and governmental regulations and policies and technological advances. The Company cannot predict if any of these factors might have a significant impact on the television and radio advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, fair values of derivative instruments, disclosure of the fair value of debt, deferred income taxes and the purchase price allocations used in the Company’s acquisitions.

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

Long-lived Assets, Other Assets and Assets Held for Sale, Including Intangibles Subject to Amortization

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over their estimated useful lives (see Note 5). The Company periodically evaluates assets to be held

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and used and long-lived assets held for sale, when events and circumstances warrant such review. Depreciation is not recorded for assets once the assets are classified as assets held for sale.

Syndication contracts are recorded at cost. Syndication amortization is provided using the straight-line method over their estimated useful lives.

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

Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy, the fluctuation of actual revenue and the timing of expenses. The Company’s management develops future revenue estimates based on projected ratings increases, planned timing of signal strength upgrades, planned timing of promotional events, customer commitments and available advertising time. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. Certain stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about cash flows after conversion or upgrade reflect estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If the expected cash flows are not realized, impairment losses may be recorded in the future. Whether or not there is an impairment may result from, among other things, an analysis of the Company’s performance; the proposed use or sale of its assets; market conditions; changes in applicable laws and regulations, including changes that affect the activities of or the products or services sold by the Company’s business; and other factors. The amount of any quantified impairment charge is required to be expensed to operations.

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2008, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Dependence on Business Partners

The Company is dependent on the continued financial and business strength of its business partners, such as the companies from whom it obtains programming. Due to extreme volatility caused by the continuing global financial crisis and ongoing recession, the Company could be at risk should any of these entities encounter difficulties of their own, which could make it harder or impossible for them to perform their obligations to the Company. This in turn could materially adversely affect the Company’s own business, results of operations and financial condition.

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $1.6 million, $3.0 million and $1.7 million for the years ended December 2008, 2007 and 2006, respectively. The net charge off of bad debts aggregated $1.8 million, $1.9 million and $2.3 million for the years ended December 2008, 2007 and 2006, respectively.

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

As of December 31, 2008, the fair value of the Company’s long-term debt was approximately $315.7 million based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. As of December 31, 2007, the carrying amount of long-term debt approximates the fair value of the Company’s long-term debt based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

The carrying amount of the Company’s interest rate swap agreements is recorded at fair market value, including non-performance risk, and any changes to the value are recorded as an increase or decrease in interest expense. The fair market value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For all derivative instruments held in 2008, the changes of fair value have been recorded in earnings. The Company’s current policy prohibits entering into derivative instruments for speculation or trading purposes.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which the Company adopted on January 1, 2007. FIN 48 sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taken or expected to be taken in a tax return in order to be recognized in the financial statements. The provisions of FIN 48 were effective as of the beginning of the 2007 fiscal year, and there was no cumulative effect of the change in accounting principle required to be recorded as an adjustment to opening retained earnings.

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.5 million, $1.0 million and $1.1 million for the years ended December 2008, 2007 and 2006, respectively.

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

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $1.5 million, $1.4 million and $1.5 million for the years ended December 2008, 2007 and 2006, respectively. Trade costs were approximately $1.4 million, $1.3 million and $1.3 million for the years ended December 2008, 2007 and 2006, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation according to the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) based on estimated fair values.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest has been reduced for estimated forfeitures and is recognized as expense over the requisite service periods in the consolidated statements of operations. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the years ended December 2008, 2007 and 2006

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include: (i) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

The Company classifies cash flows from excess tax benefits from exercised options in excess of the deferred tax asset attributable to stock-based compensation costs as financing cash flows.

Earnings (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

Year Ended December 31, 2007

Basic earnings per share:
Numerator:
Income from continuing operations	$40,040
Loss from discontinued operations	(83,157)

Net loss applicable to common stockholders	$(43,117)

Denominator:
Weighted average common shares outstanding	102,382,307

Per share:
Income per share from continuing operations	$0.39
Loss per share from discontinued operations	(0.81)

Net loss per share applicable to common stockholders	$(0.42)

Diluted earnings per share:
Numerator:
Income from continuing operations	$40,040
Loss from discontinued operations	(83,157)

Net loss applicable to common stockholders	$(43,117)

Denominator:
Weighted average common shares outstanding	102,382,307
Dilutive securities:
Stock options, restricted stock and restricted stock units and employee stock purchase plan	638,350

Diluted shares outstanding	103,020,657
Per share:
Income per share from continuing operations	$0.39
Loss per share from discontinued operations	(0.81)

Net loss per share applicable to common stockholders	$(0.42)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic income (loss) per share is computed as net loss divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the year ended December 31, 2008, dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on loss per share. For the year ended December 31, 2008, 214,276 equivalent shares of stock options, restricted stock units and shares purchased under the Employee Stock Purchase Plan were not included in determining the weighted average shares outstanding for diluted loss per share since their inclusion would be antidilutive.

For the year ended December 31, 2007, a total of 9,205,727 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the year ended December 31, 2006, dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on loss per share. For the year ended December 31, 2006, 74,371 equivalent shares of stock options, restricted stock units and shares purchased under the Employee Stock Purchase Plan were not included in determining the weighted average shares outstanding for diluted loss per share since their inclusion would be antidilutive.

Comprehensive Income

For the years ended December 31, 2008, 2007 and 2006, the Company had no components of comprehensive income.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141R is effective beginning in the first quarter of 2009. The Company is currently evaluating the impact of adopting SFAS 141R on the financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective beginning in the first quarter of 2009. The Company is currently evaluating the impact of adopting SFAS 160 on the financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 for items within the scope of FSP 157-2 is effective beginning in the first quarter of 2009. The Company is currently evaluating the impact of adopting SFAS 157 for items within the scope of FSP 157-2 on the financial statements.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within within those fiscal years. The Company is currently evaluating the impact of adopting FSP 142-3 on the financial statements.

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

During the year ended December 31, 2008, the Company made an acquisition and determined that the acquisition did constitute a business. During the years ended December 31, 2007 and 2006, the Company made the acquisitions discussed in the following paragraphs, all of which were asset acquisitions and did not constitute a business. All business acquisitions have been accounted for as purchase business combinations with the operations of the businesses included subsequent to their acquisition dates. The allocation of the respective purchase prices is generally based upon independent appraisals and or management’s estimates of the discounted future cash flows to be generated from the media properties for intangible assets, and replacement cost for tangible assets. Deferred income taxes are provided for temporary differences based upon management’s best estimate of the tax basis of acquired assets and liabilities that will ultimately be accepted by the applicable taxing authority.

2008 Acquisition

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company evaluated the transferred set of activities, assets, inputs, outputs and processes from each of its completed 2006 acquisitions and determined that the items excluded were significant and that each of these acquisitions was not considered a business.

Purchase Price Allocations of Acquisitions

The following is a summary of the purchase price allocation for the Company’s 2008, 2007 and 2006 acquisitions of assets (in millions):

	2008	2007	2006
Property and equipment	$1.0	$2.6	$0.3
Intangible assets not subject to amortization (FCC licenses)	23.1	8.7	22.7

	$24.1	$11.3	$23.0

Assets Held for Sale and Discontinued Operations

In May 2008, the Company sold the outdoor advertising business to Lamar Advertising Co. for $101.5 million. The Company reviewed the portfolio of media properties and decided to sell its outdoor advertising business as it was a non-core business where the opportunity to grow to scale was limited. The Company decided that the net proceeds of the sale would improve financial flexibility, including debt and stock repurchases.

As a result of the disposition, the Company no longer has outdoor advertising operations. Accordingly, the financial statements reflect the outdoor segment as discontinued operations; the Company has presented the related net assets and liabilities as assets held for sale and reclassified the related revenue and expenses as discontinued operations.

In the fourth quarter of 2007, the Company reduced the carrying value of the outdoor assets held for sale to fair value less costs to sell. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) the Company recorded an impairment of goodwill of $60 million. In accordance with SFAS 144, the Company recorded an impairment of its customer list of $19.5 million. This charge totaling $79.5 million is included in the results of discontinued operations for the year ended December 31, 2007.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information of the major classes of assets and liabilities held for sale in the consolidated balance sheets for the discontinued outdoor operations is as follows (in thousands):

December 31, 2007
Trade receivables (net of allowance of $502)	$10,510
Prepaid expenses and other current assets	2,960
Deferred income taxes	23,507
Property and equipment, net	44,850
Intangible assets subject to amortization (customer base) (1)	19,332
Goodwill and other assets (1)	1,815

Total assets held for sale	$102,974

Current liabilities	$5,670
Other liabilities	102

Total liabilities associated with assets held for sale	$5,772

Carrying value of net assets held for sale	$97,202

(1)	Goodwill and intangible assets include reductions of $60 million and $19.5 million, respectively, to reduce the carrying value of the disposal group to fair value less costs to sell.

Summarized financial information in the consolidated statements of operations for the discontinued outdoor operations is as follows (in thousands):

	2008	2007	2006
Net revenue	$13,730	$37,234	$36,618

Loss before income taxes	(3,577)	(98,465)	(18,859)
Income tax (expense) benefit	(353)	15,308	6,736

Loss from discontinued operations, net of tax	$(3,930)	$(83,157)	$(12,123)

In presenting discontinued operations, corporate overhead expenses have not been allocated consistent with historical outdoor segment presentation.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	Television	Radio	Total
December 31, 2007 (1)	$35,912	$132,223	$168,135
WNUE-FM acquisition	—	11,225	11,225
Goodwill impairment	—	(133,515)	(133,515)

December 31, 2008	$35,912	$9,933	$45,845

(1)	Represents continuing operations; excludes $61 million of outdoor goodwill impaired in 2007 (see Note 3).

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2008 and 2007 is as follows (in thousands):

	Weighted average remaining life in years	2008			2007
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	13	$62,591	$32,428	$30,163	$62,591	$30,108	$32,483
Customer base	4	201	201	—	201	201	—
Other	7	28,372	27,155	1,217	27,935	25,858	2,077

Total intangible assets subject to amortization		$91,164	$59,784	31,380	$90,727	$56,167	34,560

Intangible assets not subject to amortization:
FCC licenses				298,042			778,427

Total intangible assets				$329,422			$812,987

The aggregate amount of amortization expense for the years ended December 31, 2008, 2007 and 2006 was approximately $3.6 million, $3.2 million and $2.9 million, respectively. Estimated amortization expense for each of the years ending December 31, 2009 through 2013 is as follows (in thousands):

Estimated Amortization Expense	Amount
2009	$2,600
2010	2,500
2011	2,500
2012	2,300
2013	2,300

2008 Impairment

Goodwill and indefinite life intangibles are not amortized but are tested annually on October 1 for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. Based on adverse market conditions, decline in prevailing broadcast transaction multiples, deterioration in broadcasting industry revenues, and the significant decline in the Company’s stock price, the Company concluded that, in connection with preparing its financial statements for the period ended September 30, 2008, an interim valuation of goodwill and other intangible assets pursuant to SFAS No. 142 was appropriate. Additionally, the Company performed impairment testing in the fourth quarter of 2008 based on escalating adverse market conditions, decline in prevailing broadcast transaction multiples, deterioration in broadcasting industry revenues, and the significant decline in the Company’s stock price. The rapid, significant adverse impact of these conditions on our business and our future cash flow projections, including the significant revenue declines related to our customers in the automotive industry, which experienced unprecedented challenges, were unforeseen in the third quarter of 2008. As a result, the Company recorded impairment in the third and fourth quarters of 2008. In assessing the recoverability of goodwill and indefinite life intangible assets, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company conducted a review of the fair value of the radio reporting unit in the third and fourth quarters of 2008. The fair value was primarily determined by evaluating discounted cash flow models and a market-based approach. The assumptions in the models were based on the reporting unit’s projected ability to generate cash flows in various cities or nearby cities, which the Company refers to as market clusters, based on signal coverage of the markets. The fair value of the reporting unit and the FCC licenses contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures, market share and profit margin of an average station within a market, estimated capital start-up costs and losses incurred during the early years, risk-adjusted discount rate based on the risk inherent in the future cash flows and the likely media competition within the market area. The market-based approach used comparable company earnings multiples. Based on the assumptions and projections, the radio reporting unit’s fair value was less than its carrying value. In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company recognized impairment losses of $133 million relating to goodwill and $413 million relating to FCC licenses in the radio reporting unit.

The Company conducted a review of the fair value of the television reporting unit in the third and fourth quarters of 2008. The fair value was primarily determined by evaluating discounted cash flow models and a market-based approach. The assumptions in the models were based on the market clusters’ projected ability to generate cash flows in various cities or nearby cities based on signal coverage of the markets. The fair value of the reporting unit and the FCC licenses contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include the forecasted growth rate of each television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures, market share and profit margin of an average station within a market, estimated capital start-up costs and losses incurred during the early years, risk-adjusted discount rate based on the risk inherent in the future cash flows and the likely media competition within the market area. The market-based approach used comparable company earnings multiples. Based on the assumptions and projections, the television reporting unit’s fair value was greater than its carrying value and goodwill for this reporting unit was not impaired. In accordance with the provisions of SFAS 142, the Company recognized impairment losses of $59 million relating to FCC licenses and $5 million relating to syndicated programming in the television reporting unit.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5. PROPERY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consists of (in millions):

	Estimated useful life (years)	2008	2007
Buildings	39	$18.0	$18.0
Construction in progress	—	10.0	8.2
Transmission, studio and other broadcast equipment	5-15	155.3	143.9
Office and computer equipment	3-7	20.9	18.7
Transportation equipment	5	6.0	5.7
Leasehold improvements and land improvements	Lesser of lease life or useful life	19.6	19.4

		229.8	213.9
Less accumulated depreciation		146.3	128.0

		83.5	85.9
Land		7.4	7.1

		$90.9	$93.0

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2008 and 2007 consist of (in millions):

	2008	2007
Accounts payable	$4.1	$2.6
Accrued payroll and compensated absences	3.9	5.1
Accrued bonuses	—	0.9
Professional fees and transaction costs	0.9	0.8
Accrued interest	6.5	7.6
Deferred revenue	2.8	2.7
Accrued national representation fees	2.3	2.6
Minority interest in variable interest entity	3.8	23.8
Other	10.1	11.8

	$34.4	$57.9

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LONG-TERM DEBT

Long-term debt at December 31, 2008 and 2007 is summarized as follows (in millions):

	2008	2007
Syndicated bank credit facility	$403.5	$480.0
Time brokerage contract payable, due in annual installments of $1 million bearing interest at 5.806% through June 2011	3.0	4.0
Other	—	0.1

	406.5	484.1
Less current maturities	1.0	1.1

	$405.5	$483.0

The scheduled maturities of long-term debt at December 31, 2008 are as follows (in millions):

Year	Amount
2009	$1.0
2010	1.0
2011	1.0
2012	—
2013	403.5
Thereafter	—

$406.5

Syndicated Bank Credit Facility

Certain terms of the Company’s syndicated bank credit facility have been amended recently. Please read this description of our syndicated bank credit facility in conjunction with the discussion under “Syndicated Bank Credit Facility Amendments” below.

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

The term loan matures in 2013 and is subject to automatic quarterly reductions of $1.25 million beginning January 1, 2006. The revolving facility expires in 2012. The Company’s ability to make additional borrowings under the syndicated bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

The syndicated bank credit facility is secured by substantially all of the Company’s assets, as well as the pledge of the stock of substantially all of the Company’s subsidiaries, including the special purpose subsidiary formed to hold the Company’s FCC licenses.

The term loan bears interest at LIBOR plus a margin of 1.50%, for a total interest rate of 2.94% at December 31, 2008. As of December 31, 2008, $403.5 million of the term loan was outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2008, the Company reduced its term loan debt by $76.5 million and retired the debt. The Company recorded a gain of debt extinguishment of $9.8 million by repurchasing the debt at a discount.

The revolving facility bears interest at LIBOR plus a margin ranging from 1% to 2% based on leverage covenants. As of December 31, 2008, the Company had approximately $1.3 million in outstanding letters of credit and $148.7 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

Bank Credit Facility Amendments

On November 12, 2008, the Company entered into an amendment to its credit facility agreement. The amendment provides that the Company may repurchase and cancel outstanding loans under the credit facility agreement, at a price to be agreed upon between the Company and any lender holding such loans, up to a maximum amount of $75 million in aggregate face amount of the outstanding loans to be repurchased, and subject to such other terms and conditions described in the amendment.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amendment also makes certain technical and conforming changes to the terms of the Company’s credit facility agreement. All other provisions of the Company’s credit facility agreement remain in full force and effect unless expressly amended or modified by the amendment.

On March 16, 2009, the Company entered into a further amendment to its credit facility agreement. Pursuant to this amendment, among other things:

•

The interest that the Company pays under the credit facility will increase. Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Borrowings under both the Company’s revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0. When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both the Company’s revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both the Company’s revolver and term loan will bear interest at LIBOR plus a margin of 3.25%. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period.

•	The total amount of the Company’s revolver facility was reduced from $150 million to $50 million.

•	New conditions have been added for loans under the revolver facility greater than $5 million.

•

There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009, through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, is 6.75. The maximum allowed leverage ratio decreases to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011, and through the term of the agreement, the maximum allowed leverage ratio is 5.50. From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15.

•

There is a mandatory prepayment clause for 100% of the proceeds of certain asset dispositions, regardless of the Company’s leverage ratio. In addition, if the Company has excess cash flow, as defined in its syndicated bank credit facility, 75% of such excess cash flow must be used to reduce the Company’s outstanding loan balance on a quarterly basis. Effective March 31, 2009, the annual excess cash flow debt payment test has been eliminated.

•	Beginning March 31, 2009, the senior net debt ratio will be eliminated.

•	Capital expenditures are restricted to $10 million in both 2009 and 2010.

•

The Company is restricted from making acquisitions and investments when the leverage ratio is greater than 4.0, with an exception to permit the completion of the pending acquisition of television stations serving the Reno, Nevada market for a purchase price of up to $4 million.

•	The Company is restricted from making future repurchases of shares of its common stock other than under a limited circumstance.

•	The Company is restricted from making any further debt repurchases in the secondary market.

The amendment also contains additional covenants, representations and provisions that are usual and customary for credit facilities of this type. All other provisions of the Company’s credit facility agreement, as amended, remain in full force and effect unless expressly amended or modified by the amendment.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of entering into this amendment, the Company was required to make a prepayment of $40 million to reduce the outstanding amount of its term loans and paid its lenders an amendment fee.

Derivative Instruments

As of December 31, 2008, the Company had three interest rate swap agreements with a $285 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $118.5 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 5.96%, which includes a margin of 1.50%. The one interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 6.56%, which includes a margin of 1.50%. It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements.

As of December 31, 2008 and 2007, these interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, changes in their fair values are reflected currently in earnings. For the year ended December 31, 2008, the Company recognized an increase of $11.6 million in interest expense related to the decrease in fair value of the interest rate swap agreements. For the year ended December 31, 2007, the Company recognized an increase of $17.7 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

As of December 31, 2008, the fair value of the interest rate swap agreements was a liability of $23.2 million and is classified in other liabilities on the balance sheet. As of December 31, 2007, the fair value of the interest rate swap agreements was a liability of $11.6 million and is classified in other liabilities on the balance sheet.

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

Level 1—Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date.

Level 2—Financial assets and liabilities whose values are based on quoted prices for similar attributes in active markets; quoted prices in markets where trading occurs infrequently; and inputs other than quoted prices that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The following table presents the financial liabilities measured at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2008 (in millions):

Liabilities	Level 2
Interest rate swap agreements	$23.2

Interest Rate Swap Agreements

The fair values of the interest rate swap agreements represent the present value of expected future cash flows estimated to be received from or paid to a marketplace participant in settlement of these instruments. They are valued using inputs including broker/dealer quotes, adjusted for non-performance risk, based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy.

8. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2008, 2007 and 2006 is as follows (in millions):

	2008	2007	2006
Current
Federal	$—	$—	$2.2
State	0.7	1.1	1.6
Foreign	0.4	0.4	0.2

	1.1	1.5	4.0

Deferred
Federal	(88.4)	(12.3)	8.0
State	(23.4)	(7.2)	(9.7)

	(111.8)	(19.5)	(1.7)

Total provision for taxes	$(110.7)	$(18.0)	$2.3

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pre-tax income for the years ended December 31, 2008, 2007 and 2006 due to the following (in millions):

	2008	2007	2006
Computed “expected” tax provision (benefit)	$(202.1)	$7.5	$(40.7)
Change in income tax resulting from:
State taxes, net of federal benefit	(14.7)	1.5	(1.7)
Goodwill impairment	34.7	—	49.0
Investment in domestic subsidiary	—	(24.9)	—
Change in valuation allowance for investment in a domestic subsidiary	72.3	3.5	—
Change in state rate	—	(5.2)	(3.5)
Other	(0.9)	(0.4)	(0.8)

	$(110.7)	$(18.0)	$2.3

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities at December 31, 2008 and 2007 consist of the following (in millions):

	2008	2007
Deferred tax assets:
Accrued expenses	$3.2	$3.0
Accounts receivable	2.2	2.2
Net operating loss carryforward	30.2	23.7
Deferred state taxes	—	8.2
Stock-based compensation	3.9	2.6
Capital loss in investment in a domestic subsidiary	32.6	30.1
Intangible assets	7.9	—
Fair value of interest rate swap agreements	9.3	4.6
AMT credit	2.6	1.8
Other	3.0	1.8

	94.9	78.0

Valuation allowance	(85.7)	(8.7)
Net deferred tax assets	$9.2	$69.3

Deferred tax liabilities:
Intangible assets	$—	$(176.2)
Property and equipment	(4.1)	(5.0)
Deferred state taxes	(5.1)	—

	(9.2)	(181.2)

	$—	$(111.9)

Deferred income tax amounts are classified on the balance sheet as follows (in millions):

	2008	2007
Current assets	$—	$26.2
Long-term liabilities	—	(138.1)

	$—	$(111.9)

As of December 31, 2008, the Company has federal and state net operating loss carryforwards of approximately $80.6 and $46.0 million, respectively, available to offset future taxable income. The net operating loss carryforwards will continue to expire during the years 2009 through 2028.

For the years ended December 31, 2008 and 2007, the Company had a valuation allowance of $85.7 million and $8.7 million, respectively, as the Company believes that it is more likely than not that its deferred tax assets will not be realized.

As of December 31, 2008, the Company’s utilization of its available net operating loss carryforwards against future taxable income is not restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. However in subsequent periods, the utilization of its available net operating loss carryforwards against future taxable income may be restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarized the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at January 1, 2006	$7.4
Decreases in balances related to tax positions taken during prior years	(0.7)

Balance at December 31, 2007	$6.7
Change in balances related to tax positions	—

Balance at December 31, 2008	$6.7

At the adoption date of January 1, 2007, the Company had $7.4 million of gross unrecognized tax benefits for uncertain tax positions. As of December 31, 2008, the Company had $6.7 million of gross unrecognized tax benefits for uncertain tax positions, of which $1.1 million would affect the effective tax rate if recognized.

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2008 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. At December 31, 2008, the Company had $0.2 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states and Mexico. The Company remains subject to examination in major taxing jurisdictions for the 2004 to 2008 tax years. The Company is currently undergoing an Internal Revenue Service audit for the year 2005 and the outcome is not yet determinable. The Company is also currently undergoing a New York state tax audit for the years 2004 to 2006 and the outcome is not yet determinable.

9. COMMITMENTS

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through December 2011, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $35.4 million. The annual commitments range from $0.1 million to $10.9 million.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The approximate future minimum lease payments under these non-cancelable operating leases at December 31, 2008 are as follows (in millions):

Amount
2009	$8.7
2010	7.7
2011	6.9
2012	5.7
2013	4.8
Thereafter	29.0

$62.8

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $10.5 million, $9.7 million and $9.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Employment Agreements

The Company has entered into employment agreements (the “Agreements”) with two executive officers, who are also stockholders and directors, through December 2010. The Agreements provide that a minimum annual base salary and a bonus be paid to each of the executives. The Company accrued approximately $0.4 million and $1.2 million of bonuses payable to these executives for the years ended December 31, 2007 and 2006, respectively. The Company eliminated executive bonuses for the year ended December 31, 2008. Additionally, the Agreements provide for a continuation of each executive’s annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Agreements.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Treasury Stock

On November 1, 2006, the Company’s Board of Directors approved a $100 million stock repurchase program. The Company completed this repurchase program in the second quarter of 2008. The Company repurchased a total of 13.0 million shares of Class A common stock for $100 million.

On April 7, 2008, the Company’s Board of Directors approved an additional stock repurchase program. The Company is authorized to repurchase up to $100 million of its outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private purchases. The extent and timing of any repurchases will depend on market conditions and other factors. The Company intends to finance stock repurchases, if and when made, with available cash on hand and cash provided by operations. As of December 31, 2008, the Company repurchased approximately 7.4 million shares at an average price of $2.67 for an aggregate purchase price of approximately $19.8 million.

The Company has repurchased a total of 20.4 million shares of Class A common stock for approximately $119.8 million under both plans from inception through December 31, 2008.

On October 4, 2007, the Company’s Board of Directors approved the retirement of 6.3 million shares of Class A common stock repurchased.

On December 31, 2008, the Company’s Board of Directors approved the retirement of 14.1 million shares of Class A common stock repurchased.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was no cash received from all share-based payment arrangements for the year ended December 31, 2008. Cash received from all share-based payment arrangements for the year ended December 31, 2007 was $7.4 million.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements for the years ended December 31, 2008 and 2007 was $23 thousand and $0.7 million, respectively.

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

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	10,969	$10.75
Granted	—	—
Exercised	(415)	7.54
Forfeited or cancelled	(691)	11.20

Outstanding at December 31, 2006	9,863	$10.85

Granted	—	—
Exercised	(839)	7.55
Forfeited or cancelled	(496)	13.18

Outstanding at December 31, 2007	8,528	$11.04

Granted	—	—
Exercised	—	—
Forfeited or cancelled	(220)	10.27

Outstanding at December 31, 2008	8,308	$11.06	3.90	$—

Exercisable at December 31, 2008	8,290	$11.07	3.90	$—

Stock-based compensation expense related to the Company’s employee stock option plans was $0.1 million, $0.6 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, there was approximately $37 thousand of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 0.5 year.

There was no total intrinsic value of stock options exercised for the year ended December 31, 2008. The total intrinsic value of stock options exercised was $1.8 million for the year ended December 31, 2007.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock and Restricted Stock Units

The following is a summary of nonvested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2005	—	$—
Granted	548	7.15
Vested	—	—
Forfeited or cancelled	(13)	7.00

Nonvested balance at December 31, 2006	535	$7.16
Granted	640	9.04
Vested	(10)	8.00
Forfeited or cancelled	(25)	7.95

Nonvested balance at December 31, 2007	1,140	$8.19
Granted	746	5.96
Vested	(38)	7.43
Forfeited or cancelled	(108)	7.92

Nonvested balance at December 31, 2008	1,740	$7.27

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $3.0 million, $2.1 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, there was approximately $4.0 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”) provides that the maximum number of shares of Class A common stock that will be made available for sale under the Purchase Plan is 600,000, plus an annual increase of 600,000 shares on the first day of each of the ten calendar years beginning in 2002. All of the Company’s employees are eligible to participate in the Purchase Plan, provided that they have completed six months of continuous service as an employee as of an offering date. Under the terms of the Purchase Plan, employees may elect to have up to 15% of their compensation withheld to purchase shares during each offering period. There are two offering periods annually under the Purchase Plan, one which commences on February 15 and concludes on August 14, and the other which commences on August 15 and concludes on the following February 14. The purchase price of the stock is 85% of the lower of the day preceding the beginning-of-period or end-of-period closing market price. There was approximately $0.8 million and $0.9 million withheld from employees for the offering periods in the years ended December 31, 2008 and 2007, respectively.

Stock-based compensation expense related to the Purchase Plan for the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $0.3 million and $0.2 million, respectively.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2008 Univision owns approximately 15% of the Company’s common stock on a fully-converted basis. As of December 31, 2005, Univision owned approximately 30% of the Company’s common stock on a fully-converted basis. In connection with Univision’s merger with Hispanic Broadcasting Corporation (“HBC”) in September 2003, Univision entered into an agreement with the U.S. Department of Justice (“DOJ”), pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of the Company would not exceed 10% by March 26, 2009.

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

In 2008, the Company repurchased 1.5 million shares of Class U common stock held by Univision for $10.4 million. In 2006, the Company repurchased 7.2 million shares of Class U common stock held by Univision for $52.5 million.

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

Univision provides network compensation to the Company and acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2008	2007	2008	2007	2008	2007
Other current assets	$—	$—	$274	$274	$274	$274
Intangible assets subject to amortization, net	30,161	32,482	—	—	30,161	32,482
Current maturities on long-term debt	—	—	1,000	1,000	1,000	1,000
Advances payable	—	—	118	118	118	118
Accounts payable	3,444	3,699	648	896	4,092	4,595
Long-term debt, less current maturities	$—	$—	$2,000	$3,000	$2,000	$3,000

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Univision			Other			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Net revenue	$182	$615	$600	$—	$—	$—	$182	$615	$600
Direct operating expenses (1)	9,465	10,137	10,385	1,990	2,043	2,037	11,455	12,180	12,422
Amortization	2,320	2,320	2,320	—	—	—	2,320	2,320	2,320
Interest expense	$—	$—	$—	$199	$257	$315	$199	$257	$315

(1)	Consists primarily of national representation fees paid to Univision and Lotus/Entravision Reps LLC.

In August 2008, the Company entered into an agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of agreements providing for the carriage of the Company’s television station signals by cable, satellite and internet-based television service providers. The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of the Company’s television station signals.

13. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that arose in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

14. SUBSEQUENT EVENTS

In January 2009, the Company entered into a sales representation agreement with KJLA, LLC (“KJLA”) pursuant to which the Company will serve as KJLA’s exclusive representative for the sale of all local and national advertising time (excluding network advertising) in the Los Angeles, California market. The sales representation agreement is for a term of two years, and may be terminated by either party upon advance notice of 60 days. Under the sales representation agreement, KJLA agrees to pay the Company a fee based upon a percentage of KJLA’s advertising revenues. Walter F. Ulloa, the Company’s Chairman and Chief Executive Officer, is a director and principal stockholder of KJLA.

On March 16, 2009, the Company entered into a further amendment to its credit facility agreement. Pursuant to this amendment, among other things:

•

The interest that the Company pays under the credit facility will increase. Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Borrowings under both the Company’s revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0. When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both the Company’s revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both the Company’s revolver and term loan will bear interest at LIBOR plus a margin of 3.25%. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period.

•	The total amount of the Company’s revolver facility was reduced from $150 million to $50 million.

•	New conditions have been added for loans under the revolver facility greater than $5 million.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

There are more stringent financial covenants relating to maximum gross debt ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009, through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, is 6.75. The maximum allowed leverage ratio decreases to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011, and through the term of the agreement, the maximum allowed leverage ratio is 5.50. From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15.

•

There is a mandatory prepayment clause for 100% of the proceeds of certain asset dispositions, regardless of the Company’s leverage ratio. In addition, if the Company has excess cash flow, as defined in its syndicated bank credit facility, 75% of such excess cash flow must be used to reduce the Company’s outstanding loan balance on a quarterly basis. Effective March 31, 2009, the annual excess cash flow debt payment test has been eliminated.

•	Beginning March 31, 2009, the senior net debt ratio will be eliminated.

•	Capital expenditures are restricted to $10 million in both 2009 and 2010.

•

The Company is restricted from making acquisitions and investments when the leverage ratio is greater than 4.0, with an exception to permit the completion of the pending acquisition of television stations serving the Reno, Nevada market for a purchase price of up to $4 million.

•	The Company is restricted from making future repurchases of shares of its common stock other than under a limited circumstance.

•	The Company is restricted from making any further debt repurchases in the secondary market.

The amendment also contains additional covenants, representations and provisions that are usual and customary for credit facilities of this type. All other provisions of the Company’s credit facility agreement, as amended, remain in full force and effect unless expressly amended or modified by the amendment.

At the time of entering into this amendment, the Company was required to make a prepayment of $40 million to reduce the outstanding amount of its term loans and paid its lenders an amendment fee.

15. SEGMENT DATA

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, loss (gain) on sale of assets and impairment charge. There were no significant sources of revenue generated outside the United States during the years ended December 31, 2008, 2007 and 2006. There was approximately $18.2 million, $18.7 million and $19.3 million of assets in Mexico at December 31, 2008, 2007 and 2006, respectively.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change 2008 to 2007	% Change 2007 to 2006
	2008	2007	2006
Net Revenue
Television	$145,938	$156,375	$158,466	(7)%	(1)%
Radio	86,397	93,671	96,668	(8)%	(3)%

Consolidated	232,335	250,046	255,134	(7)%	(2)%

Direct operating expenses
Television	64,095	64,242	61,620	(0)%	4%
Radio	36,706	35,366	36,686	4%	(4)%

Consolidated	100,801	99,608	98,306	1%	1%

Selling, general and administrative expenses
Television	22,120	23,072	23,902	(4)%	(3)%
Radio	21,589	21,195	22,358	2%	(5)%

Consolidated	43,709	44,267	46,260	(1)%	(4)%

Depreciation and amortization
Television	17,824	17,257	15,374	3%	12%
Radio	5,588	5,308	6,395	5%	(17)%

Consolidated	23,412	22,565	21,769	4%	4%

Segment operating profit
Television	41,899	51,804	57,570	(19)%	(10)%
Radio	22,514	31,802	31,229	(29)%	2%

Consolidated	64,413	83,606	88,799	(23)%	(6)%
Corporate expenses	17,117	17,353	17,520	(1)%	(1)%
Gain on sale of assets	—	—	(26,160)	*	*
Impairment charge	610,456	—	189,661	*	*

Operating income (loss)	$(563,160)	$66,253	$(92,222)	*	*

Capital expenditures
Television	$13,329	$11,293	$18,700
Radio	3,531	2,991	3,185

Consolidated	$16,860	$14,284	$21,885

Total assets
Television	$394,287	$517,878	$529,478
Radio	196,752	745,296	713,855
Outdoor	—	—	175,331
Assets held for sale (1)	—	102,974	—

Consolidated	$591,039	$1,366,148	$1,418,664

(1)	2007 amounts represent outdoor assets classified as assets held for sale.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

Year ended December 31, 2008:	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (2)	Total
Net revenue	$55,653	$62,932	$60,988	$52,762	$232,335
Net income (loss)	(7,705)	10,742	(354,491)	(136,483)	(487,937)
Net income (loss) per share, basic and diluted	$(0.08)	$0.12	$(3.98)	$(1.58)	$(5.39)

Year ended December 31, 2007:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)	Total
Net revenue	$56,895	$66,536	$64,101	$62,514	$250,046
Net income (loss)	(3,287)	8,598	(1,377)	(47,051)	(43,117)
Net income (loss) per share, basic and diluted	$(0.03)	$(0.08)	$(0.01)	$(0.48)	$(0.42)

(1)	During the third quarter of 2008 the Company recorded an impairment charge of $440 million relating to goodwill and FCC licenses. See Note 4.
(2)	During the fourth quarter of 2008 the Company recorded an impairment charge of $170 million relating to goodwill, FCC licenses and syndicated programming. See Note 4.
(3)	During the fourth quarter of 2007 the Company recorded a carrying value adjustment of $79.5 million relating to goodwill and customer list that is included in the results of discontinued operations. See Note 3.

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2008	$5,771	$1,586	$129	$(1,846)	$5,640
Year ended December 31, 2007	4,406	3,025	279	(1,939)	5,771
Year ended December 31, 2006 (2)	4,719	1,665	338	(2,316)	4,406

Deferred tax valuation allowance
Year ended December 31, 2008	$8,712	$76,990	$—	$—	$85,702
Year ended December 31, 2007	—	8,712	—	—	8,712

(1)	Other adjustments represent recoveries and increases in the allowance for doubtful accounts, including changes in connection with acquisitions and dispositions.
(2)	Amounts have been adjusted to exclude assets held for sale and discontinued operations.