Form 10-Q
period 2009-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2009-05-11
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

As of May 1, 2008, there were 52,220,848 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,887,433 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2009

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

•	our continued compliance with all of our obligations, including financial covenants and ratios, under the amended credit facility agreement;

•	cancellations or reductions of advertising, whether due to the ongoing global financial crisis, the continuing recession or otherwise;

•	our relationship with Univision Communications Inc., or Univision;

•

subject to limitations contained in the amended credit facility agreement, the overall success of our acquisition strategy, which includes developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	the duration and severity of the ongoing global financial crisis and continuing recession;

•	the effectiveness of our recently-implemented cost-saving measures;

•	the impact of any impairment of our assets; and

•	the consequences should our Class A common stock be delisted from The New York Stock Exchange, or NYSE.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 24 of our Annual Report on Form 10-K for the year ended December 31, 2008.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,776	$64,294
Trade receivables, net of allowance for doubtful accounts of $5,865 and $5,640 (including related parties of $1,818 and $0)	40,949	44,855
Prepaid expenses and other current assets (including related parties of $274 and $274)	4,875	5,252

Total current assets	62,600	114,401
Property and equipment, net	87,590	90,898
Intangible assets subject to amortization, net (included related parties of $29,580 and $30,161)	30,646	31,380
Intangible assets not subject to amortization	298,021	298,042
Goodwill	45,845	45,845
Other assets	10,191	10,473

Total assets	$534,893	$591,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $0 and $1,000)	$2	$1,002
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,171 and $4,092)	29,746	34,441

Total current liabilities	29,866	35,561
Long-term debt, less current maturities (including related parties of $2,000 and $2,000)	365,521	405,521
Other long-term liabilities	35,048	37,244
Deferred income taxes	5,801	—

Total liabilities	436,236	478,326

Commitments and contingencies (note 4)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2009 52,220,848; 2008 45,877,400	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2009 22,887,433; 2008 22,887,433	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2009 9,352,729; 2008 15,652,729	1	2
Additional paid-in capital	935,188	934,749
Accumulated deficit	(836,539)	(822,045)

	98,657	112,713
Treasury stock, Class A common stock, $0.0001 par value, 2009 359,904 shares; 2008 None	—	—

Total stockholders' equity	98,657	112,713

Total liabilities and stockholders' equity	$534,893	$591,039

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended March 31,
	2009	2008
Net revenue (including related parties of $0 and $150)	$41,715	$55,653

Expenses:
Direct operating expenses (including related parties of $1,727 and $2,493) (including non-cash stock-based compensation of $166 and $124)	21,861	24,734
Selling, general and administrative expenses (including non-cash stock-based compensation of $207 and $155)	9,952	10,675
Corporate expenses (including non-cash stock-based compensation of $406 and $435)	3,873	4,454
Depreciation and amortization (includes direct operating of $4,074 and $4,344; selling, general and administrative of $1,021 and $1,002; and corporate of $334 and $199) (including related parties of $580 and $580)	5,430	5,545

	41,116	45,408

Operating income	599	10,245
Interest expense (including related parties of $31 and $58)	(5,061)	(22,595)
Interest income	248	431
Loss on debt extinguishment	(4,716)	—

Loss before income taxes	(8,930)	(11,919)
Income tax (expense) benefit	(5,410)	4,995

Loss before equity in net loss of nonconsolidated affiliate and discontinued operations	(14,340)	(6,924)
Equity in net loss of nonconsolidated affiliate, net of tax	(154)	(126)

Loss from continuing operations	(14,494)	(7,050)
Loss from discontinued operations, net of tax benefit of $0 and $973	—	(654)

Net loss applicable to common stockholders	$(14,494)	$(7,704)

Basic and diluted earnings per share:
Net loss per share from continuing operations applicable to common stockholders, basic and diluted	$(0.17)	$(0.07)

Net loss per share from discontinued operations, basic and diluted	$—	$(0.01)

Net loss per share applicable to common stockholders, basic and diluted	$(0.17)	$(0.08)

Weighted average common shares outstanding, basic	84,284,427	95,416,338

Weighted average common shares outstanding, diluted	84,284,427	95,416,338

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,494)	$(7,704)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,430	5,545
Deferred income taxes	5,500	(5,217)
Amortization of debt issue costs	89	101
Amortization of syndication contracts	621	866
Payments on syndication contracts	(713)	(707)
Equity in net loss of nonconsolidated affiliate	154	126
Non-cash stock-based compensation	779	714
Gain on sale of media properties and other assets	(100)	—
Non-cash expenses related to debt extinguishment	945	—
Change in fair value of interest rate swap agreements	(1,681)	14,043
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Decrease in accounts receivable	4,319	6,475
(Increase) decrease in prepaid expenses and other assets	138	(655)
Decrease in accounts payable, accrued expenses and other liabilities	(782)	(1,101)
Effect of discontinued operations	—	(661)

Net cash provided by operating activities	205	11,825

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	100	91
Purchases of property and equipment and intangibles	(1,500)	(4,004)
Purchase of a business	—	(22,885)
Deposits on acquisitions	(3,800)	—
Effect of discontinued operations	—	(130)

Net cash used in investing activities	(5,200)	(26,928)

Cash flows from financing activities:
Proceeds from issuance of common stock	202	486
Payments on long-term debt	(41,000)	(10,027)
Repurchase of Class U common stock	—	(10,380)
Repurchase of Class A common stock	(543)	(22,500)
Payments of deferred debt and offering costs	(1,182)	—

Net cash used in financing activities	(42,523)	(42,421)

Net decrease in cash and cash equivalents	(47,518)	(57,524)
Cash and cash equivalents:
Beginning	64,294	86,945

Ending	$16,776	$29,421

Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$6,876	$8,574

Income taxes	$(90)	$222

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2009

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2009 or any other future period.

Discontinued Operations

The Company sold the outdoor advertising business in May 2008 and no longer has outdoor operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) the Company has reported the results of its outdoor advertising operations for all periods in discontinued operations within the consolidated statements of operations. In the consolidated statements of cash flows, the cash flows of discontinued operations have been reclassified for all periods presented and are separately classified within the respective categories with those of continuing operations.

Certain amounts in the Company’s prior period notes to the financial statements have been reclassified to conform to current period presentation. All discussions and amounts in the consolidated financial statements and the related notes to consolidated statements, for all periods presented relate to continuing operations only, unless otherwise noted.

Liquidity and Capital Resources

As a result of the ongoing global financial crisis and continuing recession, and their impact on the advertising marketplace and its customers, the Company has experienced declining net revenues, which have had a significant negative impact on its cash flows and consolidated adjusted EBITDA as defined in the Company’s amended syndicated bank credit facility agreement. At March 31, 2009, the Company’s total consolidated debt outstanding was $365.5 million. Consolidated adjusted EBITDA is defined as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments.

The Company has taken a number of steps to address its liquidity as result of the decline in its consolidated adjusted EBITDA. At the time the Company entered into the amendment to the credit facility agreement in the first quarter of 2009, the Company made a prepayment of $40 million to reduce the outstanding amount of its term loans. The Company has also implemented significant cost-saving measures, including reductions in personnel, executive bonuses, employee benefits, general corporate expense and capital expenditures in the fourth quarter of 2008, and reductions in salary expense, promotional expense, bonuses, general corporate expense and capital expenditures beginning in the first quarter of 2009. The Company currently estimates that these cost-saving measures will result in expense reductions of approximately $20 million during 2009. The Company has considered the impact of the cost reductions to its business and believes that these measures will not have a significant adverse impact on its operations during at least the next twelve months. Through the Company’s ongoing efforts to improve its profitability and cash flows, the Company is continuing to review its business for areas of additional improvement, greater efficiency and further cost reductions.

As a result of management’s budgeting process for 2009, taking into consideration the impact that the further rapid deterioration of the economy could have on its results of operations, the Company amended its syndicated bank credit facility agreement on March 16, 2009. Among other things, the amendment requires compliance with a maximum allowed leverage ratio covenant, calculated as the ratio of consolidated total debt outstanding to trailing-twelve-month consolidated adjusted EBITDA. In addition, the amendment imposes certain additional restrictions on liquidity and operations, including a significantly higher interest rate on outstanding principal and a sweep of 75% of quarterly excess cash flow, as defined in the amendment, to repay principal on the outstanding consolidated debt.

In order to maintain compliance with the maximum allowed leverage ratio covenant under the amended syndicated bank credit facility agreement, the Company will need to achieve certain quarterly, trailing-twelve-month consolidated adjusted EBITDA targets. At March 31, 2009, the cash balance was $16.8 million, debt outstanding under the syndicated bank credit facility was $363.5 million and the Company had other debt of $2.0 million.

Under the amended credit facility agreement, the trailing-twelve-month debt to consolidated adjusted EBITDA ratio is required to be below 6.75 during each quarter in 2009 and 6.50 during the first quarter of 2010. If the trailing-twelve-month consolidated adjusted EBITDA were to decrease in excess of approximately 11% to 26% from consolidated adjusted EBITDA for the trailing-twelve-month period ended March 31, 2009, the Company believes that it would breach the maximum allowed leverage ratio covenant. Since consolidated adjusted EBITDA is based on a trailing-twelve-month period, the consolidated adjusted EBITDA levels needed to achieve compliance each quarter may be reduced or increased based on the results of the preceding three quarters.

Because net revenues factor into the calculation of consolidated adjusted EBITDA, if the trailing-twelve-month net revenues were to decrease in excess of approximately 7% to 20% from net revenues for the trailing-twelve month period ended March 31, 2009, the Company believes that it would breach the maximum allowed leverage ratio covenant. As the covenants are based on a trailing-twelve-month period, the revenue levels needed to achieve compliance each quarter may be reduced or increased based on the results of the preceding three quarters. The Company believes that it will achieve these net revenue levels; however, events outside of its control could give rise to further declining revenues and there can be no assurance that it will achieve these revenue levels.

The Company further believes that, as a result of the cost-saving measures and the amendment of the credit facility agreement discussed above, the Company will be able to achieve the trailing-twelve-month consolidated adjusted EBITDA targets under its amended syndicated bank credit facility agreement, and, therefore, the Company believes that it will be able to maintain compliance with the maximum allowed leverage ratio covenant under its amended syndicated bank credit facility agreement for at least the next twelve months. However, there is no assurance that these actions will be successful or that further adverse events outside of the Company’s control may arise that would result in the Company’s inability to comply with the maximum allowed leverage ratio covenant under the amended syndicated bank credit facility agreement. In such event, the Company might decide to use remaining cash resources to prepay a portion of its outstanding debt, which may result in limitations on available working capital. Alternatively, in such event, to meet the cash requirements and avoid failing to comply with the maximum allowed leverage ratio covenant, the Company might seek to obtain a further waiver or amendment to the amended syndicated bank credit facility agreement, refinance the existing debt, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions could be consummated on terms satisfactory to the Company or at all.

In the event that the Company believed that it was going to fail to comply with the maximum leverage ratio covenant or any other financial ratios under the amended syndicated bank credit facility agreement, among other actions the Company might take, the Company would likely seek to obtain a waiver or further amendment from its lenders. If the Company was unable to obtain such a waiver or amendment, or be in a position to take one of the other actions described in the previous paragraph, it could violate a financial covenant or ratio, which in turn could result in an event of default under the amended syndicated bank credit facility agreement. If an event of default were to occur and continue, lenders holding more than 50% of the loans and commitments outstanding under the syndicated bank credit facility could elect to accelerate the maturity of those loans outstanding under the syndicated bank credit facility. Among the consequences of such actions, the Company might be precluded from accessing any available borrowings under the revolving credit facility, and the Company might be required to repay all amounts then outstanding under the syndicated bank credit facility.

While the Company has had a history of operating losses in some periods and operating income in other periods, the Company also has a history of generating significant positive cash flows from its operations. The Company reported a net loss of $14.5 million and had positive cash flow from operations of $0.2 million for the three-month period ended March 31, 2009. Additionally, as of March 31, 2009, the Company had an accumulated deficit of $836.5 million. The Company expects to fund its working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, and cash flows from operations. The Company currently anticipates that funds generated from operations, including cost-saving measures the Company has taken, and available borrowings under its syndicated bank credit facility will be sufficient to meet the Company’s anticipated cash requirements for at least the next twelve months.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Related Party

Univision currently owns approximately 10% of the Company’s common stock on a fully-converted basis based on public filings made by Univision. In connection with Univision’s merger with Hispanic Broadcasting Corporation (“HBC”) in September 2003, Univision entered into an agreement with the U.S. Department of Justice (“DOJ”), pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of the Company would not exceed 15% by March 26, 2006 and will not exceed 10% by March 26, 2009.

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended March 31, 2009 and 2008, the amount paid by the Company to Univision in this capacity was $1.5 million and $2.2 million, respectively.

In August 2008, the Company entered into an agreement with Univision pursuant to which it granted Univision the right to negotiate the terms of agreements providing for the carriage of the Company’s Univision- and TeleFutura-affiliated television station signals by cable, satellite and internet-based television service providers. The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of its Univision- and TeleFutura-affiliated television station signals. As of March 31, 2009, the amount due to the Company from Univision was $1.8 million related to the agreements for the carriage of its Univision and TeleFutura-affiliated television station signals.

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

Stock-based compensation expense related to grants of restricted stock units was $0.8 million and $0.6 million for the three-month periods ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, there was approximately $3.3 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.3 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by Statement for Financial Accounting Standards No. 128 “Earnings Per Share” (unaudited; in thousands, except per share and per share data):

	Three-Month Period Ended March 31,
	2009	2008
Basic earnings per share:
Numerator:
Loss from continuing operations	$(14,494)	$(7,050)
Loss from discontinued operations	—	(654)

Net loss applicable to common stockholders	$(14,494)	$(7,704)

Denominator:
Weighted average common shares outstanding	84,284,427	95,416,338

Per share:
Net loss per share from continuing operations	$(0.17)	$(0.07)
Net loss per share from discontinued operations	—	(0.01)

Net loss per share applicable to common stockholders	$(0.17)	$(0.08)
Diluted earnings per share:
Numerator:
Loss from continuing operations	$(14,494)	$(7,050)
Loss from discontinued operations	—	(654)

Net loss applicable to common stockholders	$(14,494)	$(7,704)

Denominator:
Weighted average common shares outstanding	84,284,427	95,416,338
Dilutive securities:
Stock options, restricted stock units and employee stock purchase plan	—	—

Diluted shares outstanding	84,284,427	95,416,338
Per share:
Net loss per share from continuing operations	$(0.17)	$(0.07)
Net loss per share from discontinued operations	—	(0.01)

Net loss per share applicable to common stockholders	$(0.17)	$(0.08)

Basic income (loss) per share is computed as net loss divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the three-month period ended March 31, 2009 and 2008, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 99,800 and 371,661 equivalent shares of dilutive securities for the three-month periods ended March 31, 2009 and 2008, respectively.

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

As a result of the disposition, the Company no longer has outdoor advertising operations. Accordingly, the financial statements reflect the outdoor segment revenue and expenses as discontinued operations.

Summarized financial information in the consolidated statements of operations for the discontinued outdoor operations is as follows (in thousands):

Three-Month Period Ended March 31, 2008
Net revenue	$8,945

Loss before income taxes	(1,627)
Income tax benefit	973

Loss from discontinued operations, net of tax	$(654)

In presenting discontinued operations, corporate overhead expenses have not been allocated consistent with historical outdoor segment presentation.

Syndicated Bank Credit Facility

In September 2005, the Company entered into a syndicated bank credit facility with a $650 million senior secured syndicated bank credit facility, consisting of a 7 1/2 year $500 million term loan and a 6 1/2 year $150 million revolving facility. The term loan under the syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under the former syndicated bank credit facility, (ii) to complete a tender offer for the previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes. The term loan matures in 2013 and the revolving facility expires in 2012. The Company’s ability to make additional borrowings under the syndicated bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

The term loan bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 6.46% at March 31, 2009. As of March 31, 2009, $363.5 million of the term loan was outstanding and approximates fair value.

The revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. As of March 31, 2009, the Company had approximately $1.6 million in outstanding letters of credit and $48.4 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

On March 16, 2009, the Company entered into an amendment to the syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

•

The interest that the Company pays under the credit facility increased. Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the leverage ratio. Borrowings under both the revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0. When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both the revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than

4.0, borrowings under both the revolver and term loan will bear interest at LIBOR plus a margin of 3.25%. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period.

•	The total amount of the revolver facility was reduced from $150 million to $50 million.

•	New conditions have been added for loans under the revolver facility greater than $5 million.

•

There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009 through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, is 6.75. The maximum allowed leverage ratio decreases to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011 and through the term of the agreement, the maximum allowed leverage ratio is 5.50. The actual leverage ratio was 5.7 to 1 as of March 31, 2009. Therefore, the Company was in compliance with this covenant as of this date. From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15.

•

There is a mandatory prepayment clause for 100% of the proceeds of certain asset dispositions, regardless of the leverage ratio. In addition, if the Company has excess cash flow, as defined in the syndicated bank credit facility, 75% of such excess cash flow must be used to reduce the outstanding loan balance on a quarterly basis.

•	Beginning March 31, 2009, the senior leverage ratio and net leverage ratio were eliminated.

•	Capital expenditures are restricted to $10 million in both 2009 and 2010.

•

The Company is restricted from making acquisitions and investments when the leverage ratio is greater than 4.0, with an exception to permit the completion, in April 2009, of the acquisition of television assets serving the Reno, Nevada market for a purchase price of up to $4 million.

•	The Company is restricted from making future repurchases of shares of common stock.

•	The Company is restricted from making any further debt repurchases in the secondary market.

The amendment also contains additional covenants, representations and provisions that are usual and customary for credit facilities of this type. All other provisions of the credit facility agreement, as amended, remain in full force and effect unless expressly amended or modified by the amendment.

At the time of entering into this amendment, the Company made a prepayment of $40 million to reduce the outstanding amount of the term loans and paid the lenders an amendment fee.

The Company recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to the syndicated bank credit facility during the three-month period ended March 31, 2009.

The syndicated bank credit facility is secured by substantially all of the assets, as well as the pledge of the stock of substantially all of the subsidiaries, including the special purpose subsidiary formed to hold our FCC licenses. The syndicated bank credit facility contains customary events of default. If an event of default occurs and is continuing, the Company might be required to repay all amounts then outstanding under the syndicated bank credit facility. Lenders holding more than 50% of the loans and commitments under the syndicated bank credit facility may elect to accelerate the maturity of loans upon the occurrence and during the continuation of an event of default.

The syndicated bank credit facility contains certain financial covenants relating to maximum leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The covenants become increasingly restrictive in the later years of the syndicated bank credit facility. The syndicated bank credit facility also requires the Company to maintain FCC licenses for broadcast properties and contains restrictions on the incurrence of additional debt, the payment of dividends, the repurchase of shares of the Company’s common stock, the making of acquisitions and the sale of assets.

Derivative Instruments

The Company uses interest rate swap agreements to manage its exposure to the risks associated with changes in interest rates. The Company does not enter into derivative instruments for speculation or trading purposes. As of March 31, 2009, the Company had three interest rate swap agreements with a $250 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $113.5 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%. It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements. As of March 31, 2009 and 2008, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected currently in earnings.

The fair value of the interest rate swap agreements at each balance sheet date was as follows (unaudited, in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	March 31, 2009 Fair Value	December 31, 2008 Fair Value
Interest rate swap agreements	Other long-term liabilities	$21.5	$23.2

The following table presents the effect of the interest rate swap agreements on our consolidated statements of operations for the three-months ended March 31, 2009 and 2008 (unaudited, in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain (Loss)	Three-Month Period Ended March 31, 2009	Three-Month Period Ended March 31, 2008
Interest rate swap agreements	Interest expense	$1.7	$(14.0)

Fair Value Measurements

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

The following table presents the financial liabilities measured at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2009 (unaudited) and December 31, 2008 (in millions):

	March 31, 2009	December 31, 2008
Liabilities	Level 2	Level 2
Interest rate swap agreements	$21.5	$23.2

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. This FSP is effective beginning in the second quarter of 2009. The Company is currently evaluating the impact of adopting FSP No. FAS 107-1 and APB 28-1 on the financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157). This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP is effective beginning in the second quarter of 2009. The Company is currently evaluating the impact of adopting FSP No. FAS 157-4 on the financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective beginning in the second quarter of 2009. The Company is currently evaluating the impact of adopting FSP No. FAS 115-2 and FAS 124-2 on the financial statements.

3. SEGMENT INFORMATION

The Company operates in two reportable segments: television broadcasting and radio broadcasting.

Television Broadcasting

The Company owns and/or operates 50 primary television stations located primarily in the southwestern United States.

Radio Broadcasting

The Company owns and operates 48 radio stations (37 FM and 11 AM) located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and (gain) loss on sale of assets. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2009 and 2008. The Company evaluates the performance of its operating segments based on the following (unaudited; in thousands):

	Three-Month Period Ended March 31,		%Change 2009 to 2008
	2009	2008
Net Revenue
Television	$28,272	$36,105	(22)%
Radio	13,443	19,548	(31)%

Consolidated	41,715	55,653	(25)%

Direct operating expenses
Television	14,050	15,934	(12)%
Radio	7,811	8,800	(11)%

Consolidated	21,861	24,734	(12)%

Selling, general and administrative expenses
Television	5,305	5,579	(5)%
Radio	4,647	5,096	(9)%

Consolidated	9,952	10,675	(7)%

Depreciation and amortization
Television	3,963	4,309	(8)%
Radio	1,467	1,236	19%

Consolidated	5,430	5,545	(2)%

Segment operating profit (loss)
Television	4,954	10,283	(52)%
Radio	(482)	4,416	(111)%

Consolidated	4,472	14,699	(70)%
Corporate expenses	3,873	4,454	(13)%

Operating income	599	10,245	(94)%

Interest expense	(5,061)	(22,595)	(78)%
Interest income	248	431	(42)%
Loss on debt extinguishment	(4,716)	—	*

Loss before income taxes from continuing operations	$(8,930)	$(11,919)	(25)%

Capital expenditures
Television	$1,516	$3,150
Radio	214	879

Consolidated	$1,730	$4,029

	March 31, 2009	December 31, 2008
Total assets
Television	$342,830	$394,287
Radio	192,063	196,752

Consolidated	$534,893	$591,039

*	Percentage not meaningful.

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that arose in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

5. SUBSEQUENT EVENT

In April 2009, the Company acquired the assets of television station KREN-TV in the Reno, Nevada market for approximately $4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended March 31, 2009 was $41.7 million. Of that amount, revenue generated by our television segment accounted for 68% and revenue generated by our radio segment accounted for 32%.

As of the date of filing this report, we own and/or operate 50 primary television stations that are located primarily in the southwestern United States. We own and operate 48 radio stations (37 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

The comparability of our results between 2009 and 2008 is affected by acquisitions and dispositions in those periods. In those years, we primarily acquired new media properties in markets where we already owned existing media properties. While new media properties contribute to the financial results of their markets, we do not attempt to measure their effect as they typically are integrated into existing operations.

Highlights

During the first quarter of 2009, we continued to face a significant advertising downturn, both in television and radio, primarily as a result of the ongoing global financial crisis and continuing recession. Nevertheless, our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue for our television segment decreased to $28.3 million in the first quarter of 2009, from $36.1 million in the first quarter of 2008. This decrease of $7.8 million, or 22%, in net revenue was primarily due to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy. Nevertheless, we sustained solid ratings across this segment and experienced growth in the health care, services and telecommunications advertising categories.

Net revenue for our radio segment decreased to $13.4 million in the first quarter of 2009, from $19.5 million in the first quarter of 2008. The decrease of $6.1 million, or 31%, in net revenue was primarily due to a decrease in local and national advertising sales and advertising rates, which in turn was primarily due to the continuing weak economy. Nevertheless, we experienced growth in the health care and grocery advertising categories. In addition, we continued to concentrate our efforts on local sales, which accounted for 77% of total radio segment sales in the first quarter of 2009. We have seen solid ratings growth in our markets where we broadcast “José: Nunca Sabes Lo Que Va A Tocar” (“You never know what he’ll play”), which features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, as well as our stations that began broadcasting the “Piolin por la Mañana,” syndicated morning show, one of the highest-rated Spanish-language radio programs in the country. In January 2009, we introduced a new format on one of our Los Angeles radio stations, “El Gato,” an upbeat and energetic regional Mexican format, and our ratings for this station have since increased by 138% year over year for adults 18-34 years of age.

In response to declining revenue during 2008, primarily as a result of decreased advertising during the global financial crisis and recession, we implemented significant cost-saving measures in the fourth quarter of 2008, including personnel reductions and reductions in executive bonuses, employee benefits, general corporate expenses and capital expenditures. Because we continue to face a challenging advertising marketplace due to the ongoing global financial crisis and continuing recession, we implemented significant additional cost-saving measures beginning in the first quarter of 2009. These cost-saving measures included, among other things, reductions in certain salary expenses, promotional expenses for both of our television and radio segments, bonuses, general corporate expenses and capital expenditures. We intend to continue to evaluate the extent and effectiveness of our cost-saving measures based on changing future economic conditions and our achieving or not achieving 2009 budgeted revenues, and intend to take additional measures if and as circumstances warrant.

On March 16, 2009, we amended our syndicated bank credit facility agreement, which, among other things, requires us to comply with certain quarterly leverage ratio covenants and other financial ratios, including a maximum allowed leverage ratio covenant, calculated as the ratio of consolidated total debt outstanding to trailing-twelve-month consolidated adjusted EBITDA. In addition, the amendment imposes certain additional restrictions on our liquidity and operations, including a significantly higher interest rate on outstanding principal, a reduction in the revolver facility from $150 million to $50 million, a mandatory prepayment for 100% of the proceeds of certain asset dispositions, a restriction from making acquisitions and investments depending upon the leverage ratio, a sweep of 75% of quarterly excess cash flow to repay principal on the outstanding consolidated debt, limitations on capital expenditures in 2009 and 2010, and restrictions on repurchasing shares of our common stock and debt. At the time of entering into this amendment, we made a prepayment of $40 million to reduce the outstanding amount of its term loans and paid our lenders an amendment fee.

We repurchased 0.4 million shares of Class A common stock for approximately $0.5 million for the three-month period ended March 31, 2009. We have repurchased 20.8 million shares of Class A common stock for approximately $120.3 million since the inception of our stock repurchase plans, from November 1, 2006 through March 31, 2009.

Relationship with Univision

Based on our review of public filings made by Univision, we believe that Univision currently owns approximately 10% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company would not exceed 15% by March 26, 2006 and will not exceed 10% by March 26, 2009. In February 2008, we repurchased 1.5 million shares of Class U common stock held by Univision for $10.4 million.

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

Univision acts as our exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended March 31, 2009 and 2008, the amount we paid to Univision in this capacity was $1.5 million and $2.2 million, respectively.

In August 2008, we entered into an agreement with Univision pursuant to which we granted Univision the right to negotiate the terms of agreements providing for the carriage of our Univision- and TeleFutura-affiliated television station signals by cable, satellite and internet-based television service providers. The agreement also provides terms relating to compensation to be paid to us with respect to agreements that are entered into for the carriage of our Univision- and TeleFutura-affiliated television station signals.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. This FSP is effective beginning in the second quarter of 2009. We are currently evaluating the impact of adopting FSP No. FAS 107-1 and APB 28-1 on our financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157). This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP is effective beginning in the second quarter of 2009. We are currently evaluating the impact of adopting FSP No. FAS 157-4 on our financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective beginning in the second quarter of 2009. We are currently evaluating the impact of adopting FSP No. FAS 115-2 and FAS 124-2 on our financial statements.

Three-Month Periods Ended March 31, 2009 and 2008

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2009 and 2008 (unaudited; in thousands):

	Three-Month Period Ended March 31,		%
	2009	2008	Change
Statements of Operations Data:
Net revenue	$41,715	$55,653	(25)%

Direct operating expenses	21,861	24,734	(12)%
Selling, general and administrative expenses	9,952	10,675	(7)%
Corporate expenses	3,873	4,454	(13)%
Depreciation and amortization	5,430	5,545	(2)%

	41,116	45,408	(9)%

Operating income	599	10,245	(94)%
Interest expense	(5,061)	(22,595)	(78)%
Interest income	248	431	(42)%
Loss on debt extinguishment	(4,716)	—	*

Loss before income taxes	(8,930)	(11,919)	(25)%
Income tax (expense) benefit	(5,410)	4,995	*

Loss before equity in net loss of nonconsolidated affiliate and discontinued operations	(14,340)	(6,924)	107%
Equity in net loss of nonconsolidated affiliate, net of tax	(154)	(126)	22%

Loss from continuing operations	(14,494)	(7,050)	106%
Loss from discontinued operations	—	(654)	*

Net loss applicable to common stockholders	$(14,494)	$(7,704)	88%

Other Data:
Capital expenditures	1,730	4,029
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)	6,716	16,663
Net cash provided by operating activities	205	11,825
Net cash used in investing activities	(5,200)	(26,928)
Net cash used in financing activities	(42,523)	(42,421)

*	Percentage not meaningful.

(1)	Consolidated adjusted EBITDA means net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash stock-based compensation, loss (gain) on sale of assets, depreciation and amortization, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. The maximum allowed leverage ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense. Under our syndicated bank credit facility, our maximum allowed leverage ratio may not exceed 6.75 to 1. The actual leverage ratio was as follows (in each case as of March 31): 2009, 5.7 to 1; 2008, 5.3 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into an amendment to our credit facility agreement in March 2009, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash (gain) loss on sale of assets, non-cash depreciation and amortization, non-cash stock-based compensation awards, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (unaudited; in thousands):

	Three-Month Period Ended March 31,
	2009	2008
		(As reclassified) (Note 1)
Consolidated adjusted EBITDA (1)	$6,716	$16,663
Interest expense	(5,061)	(22,595)
Interest income	248	431
Loss on debt extinguishment	(4,716)	—
Income tax (expense) benefit	(5,410)	4,995
Amortization of syndication contracts	(621)	(866)
Payments on syndication contracts	713	707
Non-cash stock-based compensation included in direct operating expenses	(166)	(124)
Non-cash stock-based compensation included in selling, general and administrative expenses	(207)	(155)
Non-cash stock-based compensation included in corporate expenses	(406)	(435)
Depreciation and amortization	(5,430)	(5,545)
Equity in net loss of nonconsolidated affiliates	(154)	(126)
Loss from discontinued operations	—	(654)

Net loss	(14,494)	(7,704)
Depreciation and amortization	5,430	5,545
Deferred income taxes	5,500	(5,217)
Amortization of debt issue costs	89	101
Amortization of syndication contracts	621	866
Payments on syndication contracts	(713)	(707)
Equity in net loss of nonconsolidated affiliate	154	126
Non-cash stock-based compensation	779	714
Gain on sale of media properties and other assets	(100)	—
Non-cash expenses related to debt extinguishment	945	—
Change in fair value of interest rate swap agreements	(1,681)	14,043
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Decrease in accounts receivable	4,319	6,475
(Increase) decrease in prepaid expenses and other assets	138	(655)
Decrease in accounts payable, accrued expenses and other liabilities	(782)	(1,101)
Effect of discontinued operations	—	(661)

Cash flows from operating activities	$205	$11,825

Consolidated Operations

Net Revenue. Net revenue decreased to $41.7 million for the three-month period ended March 31, 2009 from $55.7 million for the three-month period ended March 31, 2008, a decrease of $14.0 million. Of the overall decrease, $7.9 million came from our television segment and was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy. Additionally, $6.1 million of the overall decrease came from our radio segment and was primarily attributable to a decrease in local and national advertising sales and advertising rates, which in turn was primarily due to the continuing weak economy.

We currently anticipate that net revenue will continue to decrease during 2009, due to (i) a continuing challenging advertising environment, primarily the result of the ongoing global financial crisis and continuing recession; and (ii) the absence of significant political revenue in 2009. We believe that we will see continued decreases in most advertising groups, especially automotive (our single largest source of advertising revenue) and political, partially offset by increases in such areas as healthcare, religious and grocery store advertising. We do not know when the general advertising environment will change. However, we anticipate that the general advertising environment will not improve until at least the economy improves.

Direct Operating Expenses. Direct operating expenses decreased to $21.9 million for the three-month period ended March 31, 2009 from $24.7 million for the three-month period ended March 31, 2008, a decrease of $2.8 million. Of the overall decrease, $1.8 million came from our television segment and was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue and a decrease in salary expense due to a reduction in personnel. Additionally, $1.0 million of the overall decrease came from our radio segment and was primarily attributable to a decrease in expenses associated with the decrease in net revenue and a decrease in salary expense due to a reduction in personnel. As a percentage of net revenue, direct operating expenses increased to 52% for the three-month period ended March 31, 2009 from 44% for the three-month period ended March 31, 2008. Direct operating expenses as a percentage of net revenue increased because the decrease in revenue outpaced the decrease in direct operating expenses. We believe that direct operating expenses will continue to decrease during at least the remainder of 2009 as a result of the recent cost-savings measures that we implemented during the fourth quarter of 2008 and the first quarter of 2009. We also believe that direct operating expenses as a percentage of net revenue will continue to increase during the remainder of 2009 because decreases in revenue will continue to outpace decreases in direct operating expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $10.0 million for the three-month period ended March 31, 2009 from $10.7 million for the three-month period ended March 31, 2008, a decrease of $0.7 million. Of the overall decrease, $0.4 million came from our radio segment and was primarily attributable to decreases in salary expense due to a reduction in personnel and promotional spending. Additionally, $0.3 million of the overall decrease came from our television segment and was primarily attributable to a decrease in salary expense due to a reduction in personnel, payroll taxes and employee benefits. As a percentage of net revenue, selling, general and administrative expenses increased to 24% for the three-month period ended March 31, 2009 from 19% for the three-month period ended March 31, 2008. Selling, general and administrative expenses as a percentage of net revenue increased because the decrease in revenue outpaced the decrease in selling, general and administrative expenses. We believe that selling, general and administrative expenses will continue to decrease during at least the remainder of 2009 as a result of the recent cost-savings measures that we implemented during the fourth quarter of 2008 and the first quarter of 2009. We also believe that selling, general and administrative expenses as a percentage of net revenue will continue to increase during the remainder of 2009 because decreases in revenue will continue to outpace decreases in selling, general and administrative expenses.

Corporate Expenses. Corporate expenses decreased to $3.9 million for the three-month period ended March 31, 2009 from $4.5 million for the three-month period ended March 31, 2008, a decrease of $0.6 million. The decrease was primarily attributable to the elimination of bonuses paid to executive officers and a decrease in employee benefits. As a percentage of net revenue, corporate expenses increased to 9% for the three-month period ended March 31, 2009 from 8% for the three-month period ended March 31, 2008. Corporate expenses as a percentage of net revenue increased because the decrease in revenue outpaced the decrease in corporate expenses. We believe that corporate expenses will continue to decrease during at least the remainder of 2009 as a result of the recent cost-savings measures that we implemented during the fourth quarter of 2008 and the first quarter of 2009. We also believe that corporate expenses as a percentage of net revenue will continue to increase during the remainder of 2009 because decreases in revenue will continue to outpace decreases in corporate expenses.

Depreciation and Amortization. Depreciation and amortization decreased to $5.4 million for the three-month period ended March 31, 2009 from $5.5 million for the three-month period ended March 31, 2008, a decrease of $0.1 million.

Operating Income (loss). As a result of the above factors, operating income was $0.6 million for the three-month period ended March 31, 2009, compared to an operating income of $10.2 million for the three-month period ended March 31, 2008.

Interest Expense. Interest expense decreased to $5.1 million for the three-month period ended March 31, 2009 from $22.6 million for the three-month period ended March 31, 2008, a decrease of $17.5 million. The three-month period ended March 31, 2009 had lower interest expense than the three-month period ended March 31, 2008 primarily attributable to the change in the fair value of our interest rate swap agreements as well as a lower amount outstanding in our term loan debt.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to the syndicated bank credit facility during the three-month period ended March 31, 2009.

Income Tax Expense. Income tax expense for the three-month period ended March 31, 2009 was $5.4 million. The effective income tax rate of 60% was higher than our expected annual tax rate of approximately 38% for the three-month period ended March 31, 2009 due to state income and capital taxes, other permanent differences, changes in the valuation allowance and deductions attributable to indefinite-lived intangibles.

As of March 31, 2009, we continue to believe that it is more likely than not that our deferred tax assets will not be realized in the future and have provided a valuation allowance against all our deferred tax assets. In determining our deferred tax assets subject to a valuation allowance, we excluded the deferred tax liabilities attributable to indefinite-lived intangibles.

Loss from Discontinued Operations. We sold our outdoor advertising operations during the second quarter of 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) we reported the results of our outdoor advertising operations in discontinued operations within the consolidated statements of operations. The loss from discontinued operations was $0.7 million for the three-month period ended March 31, 2008.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $28.3 million for the three-month period ended March 31, 2009 from $36.1 million for the three-month period ended March 31, 2008, a decrease of $7.8 million. The overall decrease was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy, partially offset by the increase in retransmission consent revenue of $1.8 million.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $14.1 million for the three-month period ended March 31, 2009 from $15.9 million for the three-month period ended March 31, 2008, a decrease of $1.8 million. The decrease was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue and a decrease in salary expense due to a reduction in personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $5.3 million for the three-month period ended March 31, 2009 from $5.6 million for the three-month period ended March 31, 2008, a decrease of $0.3 million. The decrease was primarily attributable to a decrease in salary expense due to a reduction in personnel, payroll taxes and employee benefits.

Radio

Net Revenue. Net revenue in our radio segment decreased to $13.4 million for the three-month period ended March 31, 2009 from $19.5 million for the three-month period ended March 31, 2008, a decrease of $6.1 million. The decrease was primarily attributable to a decrease in local and national advertising sales and advertising rates, which in turn was primarily due to the continuing weak economy.

There has been a general slowing of growth in the radio industry over the last several quarters, which has had a negative impact on net revenue in our radio segment. We believe that this trend will continue for the foreseeable future. Additionally, radio advertising revenue is expected to continue to be negatively impacted because of decreases in television advertising rates, which make television advertising more affordable, combined with a general perception in the marketplace that there is an enhanced branding power to advertising on television relative to radio.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $7.8 million for the three-month period ended March 31, 2009 from $8.8 million for the three-month period ended March 31, 2008, a decrease of $1.0 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in net revenue and a decrease in salary expense due to a reduction in personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.6 million for the three-month period ended March 31, 2009 from $5.1 million for the three-month period ended March 31, 2008, a decrease of $0.5 million. The decrease was primarily attributable to decreases in salary expense due to a reduction in personnel and promotional spending.

Liquidity and Capital Resources

As a result of the ongoing global financial crisis and continuing recession, and their impact on the advertising marketplace and our customers, we have experienced declining net revenues, which have had a significant negative impact on our cash flows and consolidated adjusted EBITDA as defined in our amended syndicated bank credit facility agreement. For a reconciliation of consolidated adjusted EBITDA to cash flow from operating activities, its most directly comparable GAAP financial measure, please see page 19. At March 31, 2009, our total consolidated debt outstanding was $365.5 million. Consolidated adjusted EBITDA is defined as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments.

We have taken a number of steps to address our liquidity as result of the decline in our consolidated adjusted EBITDA. At the time we entered into the amendment to our syndicated bank credit facility agreement in the first quarter of 2009, we made a prepayment of $40 million to reduce the outstanding amount of our term loans. We have also implemented significant cost-saving measures, including reductions in personnel, executive bonuses, employee benefits, general corporate expense and capital expenditures in the fourth quarter of 2008, and reductions in salary expense, promotional expense, bonuses, general corporate expense and capital expenditures beginning in the first quarter of 2009. We currently estimate that these cost-saving measures will result in expense reductions of approximately $20 million during 2009. We have considered the impact of the cost reductions to our business and believe that these measures will not have a significant adverse impact on our operations during at least the next twelve months. Through our ongoing efforts to improve our profitability and cash flows, we are continuing to review our business for areas of additional improvement, greater efficiency and further cost reductions.

As a result of management’s budgeting process for 2009, taking into consideration the impact that the further rapid deterioration of the economy could have on our results of operation, we amended our syndicated bank credit facility agreement on March 16, 2009. Among other things, the amendment requires compliance with a maximum allowed leverage ratio covenant, calculated as the ratio of consolidated total debt outstanding to trailing-twelve-month consolidated adjusted EBITDA. In addition, the amendment imposes certain additional restrictions on our liquidity and operations, including a significantly higher interest rate on outstanding principal and a sweep of 75% of quarterly excess cash flow, as defined in the amendment, to repay principal on our outstanding consolidated debt.

In order to maintain compliance with the maximum allowed leverage ratio covenant under our amended syndicated bank credit facility agreement, we will need to achieve certain quarterly, trailing-twelve-month consolidated adjusted EBITDA targets. At March 31, 2009, our cash balance was $16.8 million, our debt outstanding under our syndicated bank credit facility was $363.5 million and we had other debt of $2.0 million.

Under the amended syndicated bank credit facility agreement, our trailing-twelve-month debt to consolidated adjusted EBITDA ratio is required to be below 6.75 during each quarter in 2009 and 6.50 during the first quarter of 2010. If our trailing-twelve-month consolidated adjusted EBITDA were to decrease in excess of approximately 11% to 26% from consolidated adjusted EBITDA for the trailing-twelve month period ended March 31, 2009, we believe that we would breach the maximum allowed leverage ratio covenant. Since consolidated adjusted EBITDA is based on a trailing-twelve-month period, the consolidated adjusted EBITDA levels needed to achieve compliance each quarter may be reduced or increased based on the results of the preceding three quarters.

Because net revenues factor into the calculation of consolidated adjusted EBITDA, if our trailing-twelve-month net revenues were to decrease in excess of approximately 7% to 20% from net revenues for the trailing-twelve month period ended March 31, 2009, we believe that we would breach the maximum allowed leverage ratio covenant. We believe that we will achieve these net revenue levels; however, events outside of our control could give rise to further declining revenues and there can be no assurance that we will achieve these revenue levels.

We further believe that, as a result of the cost-saving measures and the amendment of our syndicated bank credit facility agreement discussed above, we will be able to achieve the trailing-twelve-month consolidated adjusted EBITDA targets under our amended syndicated bank credit facility agreement, and, therefore, we believe that we will be able to maintain compliance with the maximum allowed leverage ratio covenant under our amended syndicated bank credit facility agreement for at least the next twelve months. However, there is no assurance that these actions will be successful or that further adverse events outside of our control may arise that would result in our inability to comply with the maximum allowed leverage ratio covenant under our amended syndicated bank credit facility agreement. In such event, we might decide to use remaining cash resources to prepay a portion of our outstanding debt, which may result in limitations on available working capital. Alternatively, in such event, to meet the our cash requirements and avoid failing to comply with the maximum allowed leverage ratio covenant, we might seek to obtain a further waiver or amendment to our amended syndicated bank credit facility agreement, refinance our existing debt, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions could be consummated on terms satisfactory to us or at all.

In the event that we believed that we were going to fail to comply with the maximum leverage ratio covenant or any other financial ratios under our amended syndicated bank credit facility agreement, among other actions we might take, we would likely seek to obtain a waiver or further amendment from our lenders. If we were unable to obtain such a waiver or amendment, or be in a position to take one of the other actions described in the previous paragraph, we could violate a financial covenant or ratio, which in turn could result in an event of default under our amended syndicated bank credit facility agreement. If an event of default were to occur and continue, lenders holding more than 50% of the loans and commitments outstanding under the syndicated bank credit facility could elect to accelerate the maturity of those loans outstanding under the syndicated bank credit facility. Among the consequences of such actions, we might be precluded from accessing any available borrowings under our revolving credit facility, and we might be required to repay all amounts then outstanding under the syndicated bank credit facility.

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We reported a net loss of $14.5 million and had positive cash flow from operations of $0.2 million for the three-month period ended March 31, 2009. Additionally, as of March 31, 2009, we had an accumulated deficit of $836.5 million. We expect to fund working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, and cash flows from operations. We currently anticipate that funds generated from operations, including cost-saving measures we have taken, and available borrowings under our syndicated bank credit facility will be sufficient to meet the our anticipated cash requirements for at least the next twelve months.

Syndicated Bank Credit Facility

In September 2005, we entered into a syndicated bank credit facility with a $650 million senior secured syndicated bank credit facility, consisting of a 7 1/2 year $500 million term loan and a 6 1/2 year $150 million revolving facility. The term loan under the syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under our former syndicated bank credit facility, (ii) to complete a tender offer for our previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes. The term loan matures in 2013 and the revolving facility expires in 2012. Our ability to make additional borrowings under the syndicated bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

The term loan bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 6.46% at March 31, 2009. As of March 31, 2009, $363.5 million of the term loan was outstanding and approximates fair value.

The revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. As of March 31, 2009, we had approximately $1.6 million in outstanding letters of credit and $48.4 million was available under the revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

On March 16, 2009, we entered into an amendment to our syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

•

The interest that we pay under the credit facility increased. Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon our leverage ratio. Borrowings under both our revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0. When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 3.25%. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period.

•	The total amount of our revolver facility was reduced from $150 million to $50 million.

•	New conditions have been added for loans under the revolver facility greater than $5 million.

•

There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009, through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, is 6.75. The maximum allowed leverage ratio decreases to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011, and through the term of the agreement, the maximum allowed leverage ratio is 5.50. The actual leverage ratio was 5.7 to 1 as of March 31, 2009. Therefore, we were in compliance with this covenant as of this date. From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15.

•

There is a mandatory prepayment clause for 100% of the proceeds of certain asset dispositions, regardless of our leverage ratio. In addition, if we have excess cash flow, as defined in our syndicated bank credit facility, 75% of such excess cash flow must be used to reduce our outstanding loan balance on a quarterly basis.

•	Beginning March 31, 2009, the senior leverage ratio and net leverage ratio were eliminated.

•	Capital expenditures are restricted to $10 million in both 2009 and 2010.

•

We are restricted from making acquisitions and investments when the leverage ratio is greater than 4.0, with an exception to permit the completion, in April 2009, of the acquisition of television assets serving the Reno, Nevada market for a purchase price of up to $4 million.

•	We are restricted from making future repurchases of shares of our common stock.

•	We are restricted from making any further debt repurchases in the secondary market.

The amendment also contains additional covenants, representations and provisions that are usual and customary for credit facilities of this type. All other provisions of our syndicated bank credit facility agreement, as amended, remain in full force and effect unless expressly amended or modified by the amendment.

At the time of entering into this amendment, we made a prepayment of $40 million to reduce the outstanding amount of our term loans and paid our lenders an amendment fee.

We recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to the syndicated bank credit facility during the three-month period ended March 31, 2009.

The syndicated bank credit facility is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including the special purpose subsidiary formed to hold our FCC licenses. The syndicated bank credit facility contains customary events of default. If an event of default occurs and is continuing, we might be required to repay all amounts then outstanding under the syndicated bank credit facility. Lenders holding more than 50% of the loans and commitments under the syndicated bank credit facility may elect to accelerate the maturity of loans upon the occurrence and during the continuation of an event of default.

The syndicated bank credit facility contains certain financial covenants relating to maximum leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The covenants become increasingly restrictive in the later years of the syndicated bank credit facility. The syndicated bank credit facility also requires us to maintain FCC licenses for broadcast properties and contains restrictions on the incurrence of additional debt, the payment of dividends, the repurchase of shares of our own common stock, the making of acquisitions and the sale of assets.

Derivative Instruments

We use interest rate swap agreements to manage our exposure to the risks associated with changes in interest rates. We do not enter into derivative instruments for speculation or trading purposes. As of March 31, 2009, we had three interest rate swap agreements with a $250 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $113.5 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%. It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements. As of March 31, 2009 and 2008, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected currently in earnings.

As of March 31, 2009, the fair value of the interest rate swap agreements was a liability of $21.5 million and is classified in other long-term liabilities on our balance sheet. As of December 31, 2008, the fair value of the interest rate swap agreements was a liability of $23.2 million and is classified in other long-term liabilities on our balance sheet.

For the three-month period ended March 31, 2009, we recognized a decrease of $1.7 million in interest expense related to the increase in fair value of the interest rate swap agreements. For the three-month period ended March 31, 2008, we recognized an increase of $14.0 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

Debt and Equity Financing

On November 1, 2006, our Board of Directors approved a stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The extent and timing of any repurchases depended on market conditions and other factors. We completed this $100 million repurchase program in the second quarter of 2008.

On April 7, 2008, our Board of Directors approved another $100 million stock repurchase program. We repurchased a total of $20.3 million of our outstanding Class A common stock under this program since its inception through March 31, 2009, including $0.5 million in the three-month period ended March 31, 2009. We are restricted from making future repurchases of shares of our common stock under the terms of our amended syndicated bank credit facility.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $6.7 million for the three-month period ended March 31, 2009 from $16.7 million for the three-month period ended March 31, 2008, a decrease of $10.0 million, or 60%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 16% for the three-month period ended March 31, 2009 from 30% for the three-month period ended March 31, 2008.

Consolidated adjusted EBITDA means operating income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash depreciation and amortization, non-cash stock-based compensation, loss (gain) on sale of assets, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. The maximum allowed leverage ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense. Under our syndicated bank credit facility, our maximum allowed leverage ratio may not exceed 6.75 to 1. The actual leverage ratio was as follows (in each case as of March 31): 2009, 5.7 to 1; 2008, 5.3 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into an amendment to our credit facility agreement in March 2009, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash (gain) loss on sale of assets, non-cash depreciation and amortization, non-cash stock-based compensation, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 19.

Cash Flow

Net cash flow provided by operating activities was $0.2 million for the three-month period ended March 31, 2009 compared to net cash flow provided by operating activities of $11.8 million for the three-month period ended March 31, 2008. We had a net loss of $14.5 million for the three-month period ended March 31, 2009, which was partially offset by non-cash expenses, including depreciation and amortization expense of $5.4 million and deferred income taxes of $5.5 million. We expect to continue to have positive cash flow from operating activities for at least the remainder of the 2009 year.

Net cash flow used in investing activities was $5.2 million for the three-month period ended March 31, 2009, compared to $26.9 million for the three-month period ended March 31, 2008. During the three-month period ended March 31, 2009, we spent $1.4 million on net capital expenditures and $3.8 million related to the deposit of the acquisition of the assets of a television station in Reno, Nevada. During the three-month period ended March 31, 2008, we spent $4.0 million on net capital expenditures and $22.9 million related to the acquisition of the assets of radio station WNUE-FM in Orlando, Florida. We anticipate that our capital expenditures will be approximately $5 million in 2009. We are restricted from making acquisitions and investments when the leverage ratio is greater than 4.0 under the terms of our amended credit facility agreement.

Net cash flow used in financing activities was $42.5 million for the three-month period ended March 31, 2009, compared to $42.4 million for the three-month period ended March 31, 2008. During the three-month period ended March 31, 2009, we repurchased 0.4 million shares of our Class A common stock for $0.5 million including transaction fees, made net debt payments of $41.0 million, paid $1.2 million in fees and expenses related to the amendment of our syndicated bank credit facility and received net proceeds of $0.2 million from the sale of shares issued under our 2001 Employee Stock Purchase Plan. During the three-month period ended March 31, 2008, we repurchased 3.4 million shares of our Class A common stock for $22.5 million including transaction fees, repurchased 1.5 million shares of our Class U common stock for $10.4 million, made net debt payments of $10.0 million and received net proceeds of $0.5 million from the sale of shares issued under our 2001 Employee Stock Purchase Plan. We stopped repurchasing shares of our Class A common stock in January 2009 and, under the terms of our amended credit facility agreement, we are prevented from making future repurchases of our Class A common stock except under a limited circumstance.

In order to reduce expenses and comply with the terms of our amended credit facility agreement, we intend to reduce capital expenditures except for critical items. During the full year 2009, we anticipate that our capital expenditures will be approximately $5 million. We anticipate paying for these capital expenditures out of net cash flow from operations.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 6.46% at March 31, 2009. As of March 31, 2009, $363.5 million of our term loan was outstanding. Our revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on our leverage. As of March 31, 2009, we had approximately $1.6 million in outstanding letters of credit and $48.4 million was available under the revolving facility for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of March 31, 2009, we had three interest rate swap agreements with a $250 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $113.5 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%. It is expected that the term loan amounts will not exceed the notional amount of the four interest rate swap agreements.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of March 31, 2009, our interest rate swap agreements were not designated for hedge accounting treatment, and as a result, the fair value is classified as other liabilities on our balance sheet and as an increase of interest expense on our consolidated statements of operations. For the three-month period ended March 31, 2009, we recognized a decrease of $1.7 million of interest expense related to the increase in fair value of the interest rate swap agreements. At March 31, 2009, the fair value of the interest rate swap agreements was a liability of $21.5 million and is classified as other liabilities on the balance sheet.

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

Issuer Purchases of Equity Securities

On April 7, 2008, our Board of Directors approved our current stock repurchase program. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. We are restricted from making future repurchases of shares of our common stock under the terms of our amended syndicated bank credit facility.

For the three-month period ended March 31, 2009, we repurchased approximately 0.4 million shares of Class A common stock at an average price of $1.47 for an aggregate purchase price of approximately $0.5 million, all of which repurchases were made pursuant to the publicly announced program, as follows (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in thousands)
January 1, 2009 to January 31, 2009	359,904	$1.47	359,904	$79,667

Total	359,904	$1.47	359,904	$79,667

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On May 8, 2009, we amended our Third Amended and Restated Bylaws to provide that, effective as of May 28, 2009 (the date of our 2009 Annual Meeting of Stockholders), the Board of Directors shall consist of between six and eleven members, as determined by the Board from time to time. As currently in effect until such date, our Third Amended and Restated Bylaws provide that the Board of Directors shall consist of between seven and eleven members, as determined by the Board from time to time.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

3.1	First Amendment to Third Amended and Restated Bylaws.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ CHRISTOPHER T. YOUNG
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: May 11, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	First Amendment to Third Amended and Restated Bylaws.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.