Form 10-Q
period 2009-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2009-08-07
CIK 1109116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 1, 2009, there were 51,384,072 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,887,433 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2009

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,838	$64,294
Trade receivables, net of allowance for doubtful accounts of $5,754 and $5,640 (including related parties of $4,747 and $0)	46,674	44,855
Prepaid expenses and other current assets (including related parties of $274 and $274)	4,593	5,252
Total current assets	70,105	114,401
Property and equipment, net	85,567	90,898
Intangible assets subject to amortization, net (included related parties of $29,001 and $30,161)	30,131	31,380
Intangible assets not subject to amortization	294,127	298,042
Goodwill	45,845	45,845
Other assets	9,620	10,473
Total assets	$535,395	$591,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$1,000	$1,002
Advances payable, related parties	118	118
Accounts payable, accrued expenses and other liabilities (including related parties of $3,731 and $4,092)	53,413	57,647
Total current liabilities	54,531	58,767
Long-term debt, less current maturities (including related parties of $1,000 and $2,000)	364,521	405,521
Other long-term liabilities	12,754	14,038
Deferred income taxes	6,567	-
Total liabilities	438,373	478,326

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and
outstanding 2009 51,384,072; 2008 45,877,400	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and
outstanding 2009 and 2008 22,887,433	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and
outstanding 2009 9,352,729; 2008 15,652,729	1	2
Additional paid-in capital	935,380	934,749
Accumulated deficit	(838,366)	(822,045)
	97,022	112,713
Treasury stock, Class A common stock, $0.0001 par value, 2009 1,232,680 shares; 2008 None	-	-
Total stockholders' equity	97,022	112,713
Total liabilities and stockholders' equity	$535,395	$591,039

 See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net revenue (including related parties of $0, $32, $0 and $182)	$48,696	$62,932	$90,411	$118,585

Expenses:
Direct operating expenses (including related parties of
$2,004, $3,079, $3,731 and $5,572) (including non-cash stock-based
compensation of $164, $165, $330 and $289)	20,799	25,942	42,660	50,676
Selling, general and administrative expenses (including non-cash
stock-based compensation of $207, $207, $414 and $362)	8,847	10,956	18,799	21,631
Corporate expenses (including non-cash stock-based compensation
of $353, $468, $759 and $903)	3,378	4,477	7,251	8,931
Depreciation and amortization (includes direct
operating of $3,843, $4,382, $7,918 and $8,726;
selling, general and administrative of $1,068, $983, $2,089 and $1,985;
and corporate of $280, $277, $614 and $476) (including related
parties of $580, $580, $1,160 and $1,160)	5,191	5,642	10,621	11,187
Impairment charge	2,720	-	2,720	-
	40,935	47,017	82,051	92,425
Operating income	7,761	15,915	8,360	26,160
Interest expense (including related parties of $29, $54, $60 and $112) (note 2)	(8,474)	3,172	(13,535)	(19,423)
Interest income	70	286	318	717
Loss on debt extinguishment	-	-	(4,716)	-
Income (loss) before income taxes	(643)	19,373	(9,573)	7,454
Income tax expense	(1,099)	(7,674)	(6,509)	(2,679)
Income (loss) before equity in net loss of
nonconsolidated affiliate and discontinued operations	(1,742)	11,699	(16,082)	4,775
Equity in net loss of nonconsolidated affiliate, net of tax	(85)	(38)	(239)	(164)
Income (loss) from continuing operations	(1,827)	11,661	(16,321)	4,611
Loss from discontinued operations,
net of tax (expense) benefit of $0, ($369), $0 and $604	-	(919)	-	(1,573)
Net income (loss) applicable to common stockholders	$(1,827)	$10,742	$(16,321)	$3,038

Basic and diluted earnings per share:
Net income (loss) per share from continuing operations applicable to
common stockholders, basic and diluted	$(0.02)	$0.13	$(0.19)	$0.05
Net loss per share from discontinued operations, basic and diluted	$-	$(0.01)	$-	$(0.02)
Net income (loss) per share applicable to common stockholders,
basic and diluted	$(0.02)	$0.12	$(0.19)	$0.03

Weighted average common shares outstanding, basic	84,187,128	91,573,187	84,235,509	93,495,230
Weighted average common shares outstanding, diluted	84,187,128	91,835,027	84,235,509	93,811,980

 See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six-Month Period
	Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(16,321)	$3,038
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,621	11,187
Impairment charge	2,720	-
Deferred income taxes	5,986	1,660
Amortization of debt issue costs	194	202
Amortization of syndication contracts	1,248	1,555
Payments on syndication contracts	(1,413)	(1,422)
Equity in net loss of nonconsolidated affiliate	239	164
Non-cash stock-based compensation	1,503	1,554
Gain on sale of media properties and other assets	(102)	-
Non-cash expenses related to debt extinguishment	945	-
Change in fair value of interest rate swap agreements	(2,536)	3,211
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(1,272)	158
Decrease in prepaid expenses and other assets	189	78
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,102	(1,760)
Effect of discontinued operations	-	(2,230)
Net cash provided by operating activities	4,103	17,395
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	114	101,498
Purchases of property and equipment and intangibles	(6,618)	(8,408)
Purchase of a business	-	(22,885)
Effect of discontinued operations	-	(194)
Net cash provided by (used in) investing activities	(6,504)	70,011
Cash flows from financing activities:
Proceeds from issuance of common stock	202	486
Payments on long-term debt	(41,000)	(11,034)
Repurchase of Class U common stock	-	(10,380)
Repurchase of Class A common stock	(1,075)	(36,293)
Excess tax benefits from exercise of stock options	-	(25)
Payments of deferred debt and offering costs	(1,182)	-
Net cash used in financing activities	(43,055)	(57,246)
Net increase (decrease) in cash and cash equivalents	(45,456)	30,160
Cash and cash equivalents:
Beginning	64,294	86,945
Ending	$18,838	$117,105

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$13,258	$16,202
Income taxes	$523	$1,044

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

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

Liquidity and Capital Resources

As a result of the ongoing global financial crisis and continuing recession, and their impact on the advertising marketplace and its customers, the Company has experienced declining net revenues, which have had a significant negative impact on its cash flows and consolidated adjusted EBITDA as defined in the Company’s amended syndicated bank credit facility agreement.  At June 30, 2009, the Company’s total consolidated debt outstanding was $365.5 million. Consolidated adjusted EBITDA is defined as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments.

The Company has taken a number of steps to address its liquidity as result of the decline in its consolidated adjusted EBITDA. At the time the Company entered into the amendment to the syndicated bank credit facility agreement in the first quarter of 2009, the Company made a prepayment of $40 million to reduce the outstanding amount of its term loans. The Company has also implemented significant cost-saving measures, including reductions in personnel, executive bonuses, employee benefits, general corporate expense and capital expenditures in the fourth quarter of 2008, and reductions in salary expense, promotional expense, bonuses, general corporate expense and capital expenditures in the first quarter of 2009. The Company currently estimates that these cost-saving measures will result in expense reductions of approximately $20 million during 2009. Through the Company’s ongoing efforts to improve its profitability and cash flows, the Company is continuing to review its business for areas of additional improvement, greater efficiency and further cost reductions.

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

In order to maintain compliance with the maximum allowed leverage ratio covenant, the Company will need to achieve certain quarterly, trailing-twelve-month consolidated adjusted EBITDA targets. The Company believes that, as a result of the cost-saving measures and the amendment of the syndicated bank credit facility agreement discussed above, the Company will be able to achieve the trailing-twelve-month consolidated adjusted EBITDA targets under its amended syndicated bank credit facility agreement, and, therefore, the Company believes that it will be able to maintain compliance with the maximum allowed leverage ratio covenant for at least the next twelve months. Under the amended syndicated bank credit facility agreement, the debt to trailing-twelve-month consolidated adjusted EBITDA ratio is required to be below 6.75 during each quarter in 2009 and below 6.50 during the first two quarters of 2010.

While the Company has had a history of operating losses in some periods and operating income in other periods, the Company also has a history of generating significant positive cash flows from its operations. The Company reported a net loss of $16.3 million and had positive cash flow from operations of $4.1 million for the six-month period ended June 30, 2009. Additionally, as of June 30, 2009, the Company had a cash balance of $18.8 million, debt outstanding under the syndicated bank credit facility of $363.5 million, other debt of $2.0 million and an accumulated deficit of $838.4 million. The Company expects to fund its working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, and cash flows from operations. The Company currently anticipates that funds generated from operations, including cost-saving measures the Company has taken, and available borrowings under its syndicated bank credit facility will be sufficient to meet the Company’s anticipated cash requirements for at least the next twelve months.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Related Party

Univision currently owns approximately 10% of the Company’s common stock on a fully-converted basis based on public filings made by Univision. In connection with Univision’s merger with Hispanic Broadcasting Corporation (“HBC”) in September 2003, Univision entered into an agreement with the U.S. Department of Justice (“DOJ”), pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of the Company would not exceed 15% by March 26, 2006 and would not exceed 10% by March 26, 2009.

In February 2008, the Company repurchased 1.5 million shares of Class U common stock held by Univision for $10.4 million.  In May 2009, the Company repurchased an additional 0.9 million shares of Class A common stock held by Univision for $0.5 million.

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended June 30, 2009 and 2008, the amount paid by the Company to Univision in this capacity was $1.6 million and $2.5 million, respectively.  During the six-month periods ended June 30, 2009 and 2008, the amount paid by the Company to Univision in this capacity was $3.1 million and $4.7 million, respectively.

In August 2008, the Company entered into an agreement with Univision pursuant to which it granted Univision the right to negotiate the terms of agreements providing for the carriage of the Company’s Univision- and TeleFutura-affiliated television station signals by cable, satellite and internet-based television service providers. The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of its Univision- and TeleFutura-affiliated television station signals.  As of June 30, 2009, the amount due to the Company from Univision was $4.4 million related to the agreements for the carriage of its Univision and TeleFutura-affiliated television station signals.

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

Stock-based compensation expense related to grants of restricted stock units was $0.7 million and $0.7 million for the three-month periods ended June 30, 2009 and 2008, respectively. Stock-based compensation expense related to grants of restricted stock units was $1.5 million and $1.3 million for the six-month periods ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, there was approximately $2.6 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.1 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required  by Statement for Financial Accounting Standards No. 128 “Earnings Per Share” (unaudited; in thousands, except per share and per share data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Basic earnings per share:
Numerator:
Income (loss) from continuing operations	$(1,827)	$11,661	$(16,321)	$4,611
Loss from discontinued operations	-	(919)	-	(1,573)
Net income (loss) applicable to common stockholders	$(1,827)	$10,742	$(16,321)	$3,038

Denominator:
Weighted average common shares outstanding	84,187,128	91,573,187	84,235,509	93,495,230

Per share:
Net income (loss) per share from continuing operations	$(0.02)	$0.13	$(0.19)	$0.05
Net loss per share from discontinued operations	-	(0.01)	-	(0.02)
Net income (loss) per share applicable to common stockholders	$(0.02)	$0.12	$(0.19)	$0.03

Diluted earnings per share:
Numerator:
Income (loss) from continuing operations	$(1,827)	$11,661	$(16,321)	$4,611
Loss from discontinued operations	-	(919)	-	(1,573)
Net income (loss) applicable to common stockholders	$(1,827)	$10,742	$(16,321)	$3,038

Denominator:
Weighted average common shares outstanding	84,187,128	91,573,187	84,235,509	93,495,230
Dilutive securities:
Stock options, restricted stock units
and employee stock purchase plan	-	261,840	-	316,750
Diluted shares outstanding	84,187,128	91,835,027	84,235,509	93,811,980

Per share:
Net income (loss) per share from continuing operations	$(0.02)	$0.13	$(0.19)	$0.05
Net loss per share from discontinued operations	-	(0.01)	-	(0.02)
Net income (loss) per share applicable to common stockholders	$(0.02)	$0.12	$(0.19)	$0.03

Basic income (loss) per share is computed as net loss divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the three- and six-month periods ended June 30, 2009, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 124,428 and 112,114 equivalent shares of dilutive securities for the three- and six-month periods ended June 30, 2009, respectively.

For the three-month periods ended June 30, 2009 and 2008, dilutive securities that were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares was 9,073,490 and 10,269,255 shares, respectively.

For the six-month periods ended June 30, 2009 and 2008, dilutive securities that were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares was 9,073,490 and 10,269,255 shares, respectively.

Acquisition of Assets

In April 2009, the Company acquired the assets of television station KREN-TV in the Reno, Nevada market for approximately $4.3 million.  The Company reduced the carrying value of the assets of television station KREN-TV to its fair value of $1.6 million by recording a carrying value adjustment of $2.7 million.  This charge is included in the consolidated statements of operations for continuing operations.

The following is a summary of the carrying value of the Company’s acquisition of the net assets of television station KREN-TV in Reno, Nevada (unaudited; in millions):

Property and equipment	$1.4
Intangible assets subject to amortization - Favorable lease	0.1
Intangible assets not subject to amortization - FCC license	0.1
1.6

In accordance with SFAS No. 141R, “Business Combinations” (“SFAS 141R”), the Company evaluated the transferred set of activities, assets, inputs, outputs and processes in this acquisition and determined that the acquisition did not constitute a business.

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

Summarized financial information in the consolidated statements of operations for the discontinued outdoor operations is as follows (in thousands):

	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
	2008	2008
Net revenue	$4,785	$13,730

Loss before income taxes	(550)	(2,177)
Income tax (expense) benefit	(369)	604
Loss from discontinued operations, net of tax	$(919)	$(1,573)

    In presenting discontinued operations, corporate overhead expenses have not been allocated consistent with historical outdoor segment presentation.

Syndicated Bank Credit Facility

In September 2005, the Company entered into a syndicated bank credit facility with a $650 million senior secured syndicated bank credit facility, consisting of a 7 ½ year $500 million term loan and a 6 ½ year $150 million revolving facility. The term loan under the syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under the former syndicated bank credit facility, (ii) to complete a tender offer for the previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.  The term loan matures in 2013 and the revolving facility expires in 2012. The Company’s ability to make additional borrowings under the syndicated bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

On March 16, 2009, the Company entered into an amendment to the syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

•
The interest that the Company pays under the credit facility increased.  Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the leverage ratio. Borrowings under both the revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0.  When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both the revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both the revolver and term loan will bear interest at LIBOR plus a margin of 3.25%.  The term loan bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.85% at June 30, 2009. As of June 30, 2009, $363.5 million of the term loan was outstanding and approximates fair value.

•
The total amount of the revolver facility was reduced from $150 million to $50 million. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period. New conditions have been added for loans under the revolver facility greater than $5 million. The revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. As of June 30, 2009, the Company had approximately $1.3 million in outstanding letters of credit and $48.7 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

•
There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009 through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, is 6.75. The maximum allowed leverage ratio decreases to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011 and through the term of the agreement, the maximum allowed leverage ratio is 5.50. The actual leverage ratio was 6.3 to 1 as of June 30, 2009.  Therefore, the Company was in compliance with this covenant as of this date.  From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15.

•
There is a mandatory prepayment clause for 100% of the proceeds of certain asset dispositions, regardless of the leverage ratio.  In addition, if the Company has excess cash flow, as defined in the syndicated bank credit facility, 75% of such excess cash flow must be used to reduce the outstanding loan balance on a quarterly basis.

•	Beginning March 31, 2009, the senior leverage ratio and net leverage ratio were eliminated.

•	Capital expenditures may not exceed $10 million in each of 2009 and 2010.

•
The Company is restricted from making acquisitions and investments when the leverage ratio is greater than 4.0, with an exception to permit the completion of the acquisition of television assets serving the Reno, Nevada market.

•	The Company is restricted from making future repurchases of shares of common stock, except under a limited circumstance.

•	The Company is restricted from making any further debt repurchases in the secondary market.

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

The Company recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to the syndicated bank credit facility during the six-month period ended June 30, 2009.

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

The carrying amount and estimated fair value of our term loan as of June 30, 2009 was $363.5 million and $325.0 million, respectively.  The estimated fair value of our term loan is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments with similar terms.

Derivative Instruments

The Company uses interest rate swap agreements to manage its exposure to the risks associated with changes in interest rates.  The Company does not enter into derivative instruments for speculation or trading purposes.  As of June 30, 2009, the Company had three interest rate swap agreements with a $243 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $120.5 million notional amount, with quarterly increases, that also expires on October 1, 2010.  The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%.  The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%.  It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements.  As of June 30, 2009 and 2008, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected in earnings.

For the three-month period ended June 30, 2009, the Company recognized a decrease of $0.9 million in interest expense related to the increase in fair value of the interest rate swap agreements.  For the three-month period ended June 30, 2008, we recognized a decrease of $10.8 million in interest expense related to the increase in fair value of the interest rate swap agreements.

For the six-month period ended June 30, 2009, we recognized a decrease of $2.5 million in interest expense related to the increase in fair value of the interest rate swap agreements.  For the six-month period ended June 30, 2008, we recognized an increase of $3.2 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

The fair value of the interest rate swap agreements at each balance sheet date was as follows (unaudited, in millions):

		June 30, 2009	December 31, 2008
Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Interest rate swap agreements	Accounts payable, accrued expenses and other liabilities	$20.7	$23.2

The following table presents the effect of the interest rate swap agreements on our consolidated statements of operations for the three-and six month periods ended June 30, 2009 and 2008 (unaudited, in millions):

		Three-Month Period		Six-Month Period
	Location of	Ended June 30,		Ended June 30,
Derivatives Not Designated As Hedging Instruments	Gain (Loss)	2009	2008	2009	2008
Interest rate swap agreements	Interest expense	$0.9	$10.8	$2.5	$(3.2)

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

The following table presents the financial liabilities measured at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2009 (unaudited) and December 31, 2008 (in millions):

	June 30, 2009	December 31, 2008
Liabilities	Level 2	Level 2
Interest rate swap agreements	$20.7	$23.2

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), to become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”) to be launched on July 1, 2009.  SFAS 168 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place.  SFAS 168 is effective for the Company’s financial statements issued beginning in the quarter ending September 30, 2009.  The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

3. SEGMENT INFORMATION

The Company operates in two reportable segments: television broadcasting and radio broadcasting.

Television Broadcasting

The Company owns and/or operates 52 primary television stations located primarily in the southwestern United States.

Radio Broadcasting

The Company owns and operates 48 radio stations (37 FM and 11 AM) located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the three- and six-month periods ended June 30, 2009 and 2008. The Company evaluates the performance of its operating segments based on the following (unaudited; in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		% Change	Ended June 30,		% Change
	2009	2008	2009 to 2008	2009	2008	2009 to 2008
Net Revenue
Television	$31,746	$38,944	(18)%	$60,018	$75,049	(20)%
Radio	16,950	23,988	(29)%	30,393	43,536	(30)%
Consolidated	48,696	62,932	(23)%	90,411	118,585	(24)%

Direct operating expenses
Television	13,130	16,180	(19)%	27,180	32,114	(15)%
Radio	7,669	9,762	(21)%	15,480	18,562	(17)%
Consolidated	20,799	25,942	(20)%	42,660	50,676	(16)%

Selling, general and administrative expenses
Television	4,977	5,532	(10)%	10,282	11,111	(7)%
Radio	3,870	5,424	(29)%	8,517	10,520	(19)%
Consolidated	8,847	10,956	(19)%	18,799	21,631	(13)%

Depreciation and amortization
Television	3,904	4,268	(9)%	7,867	8,577	(8)%
Radio	1,287	1,374	(6)%	2,754	2,610	6%
Consolidated	5,191	5,642	(8)%	10,621	11,187	(5)%

Segment operating profit
Television	9,735	12,964	(25)%	14,689	23,247	(37)%
Radio	4,124	7,428	(44)%	3,642	11,844	(69)%
Consolidated	13,859	20,392	(32)%	18,331	35,091	(48)%

Corporate expenses	3,378	4,477	(25)%	7,251	8,931	(19)%
Impairment charge	2,720	-	*	2,720	-	*
Operating income	7,761	15,915	(51)%	8,360	26,160	(68)%

Interest expense	(8,474)	3,172	*	(13,535)	(19,423)	(30)%
Interest income	70	286	(76)%	318	717	(56)%
Loss on debt extinguishment	-	-	*	(4,716)	-	*
Income (loss) before income taxes from continuing operations	$(643)	$19,373	*	$(9,573)	$7,454	*

Capital expenditures
Television	$1,000	$3,361		$2,516	$6,511
Radio	162	1,083		376	1,962
Consolidated	$1,162	$4,444		$2,892	$8,473

				June 30,	December 31,
Total assets				2009	2008
Television				$343,653	$394,287
Radio				191,742	196,752
Consolidated				$535,395	$591,039

*	Percentage not meaningful.

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that arose in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

5. SUBSEQUENT EVENTS

In accordance with SFAS No. 165, “Subsequent Events” (“SFAS 165”), the Company evaluated all events or transactions that occurred after June 30, 2009 through August 7, 2009, the date the Company issued its consolidated financial statements, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in the consolidated financial statements for the period ended June 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended June 30, 2009, was $48.7 million. Of that amount, revenue generated by our television segment accounted for 65% and revenue generated by our radio segment accounted for 35%.

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

Highlights

During the second quarter of 2009, we continued to face a significant advertising downturn, both in television and radio, primarily as a result of the ongoing global financial crisis and continuing recession.  Nevertheless, our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue for our television segment decreased to $31.7 million in the second quarter of 2009, from $38.9 million in the second quarter of 2008.  This decrease of $7.2 million, or 18%, in net revenue was primarily due to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy. On the other hand, we generated $2.9 million of revenue from retransmission consent agreements, or retransmission consent revenue, that have been entered into for the carriage of our television station signals by cable, satellite and internet-based television service providers. See “Consolidated Operations – Net Revenue” below.

Net revenue for our radio segment decreased to $17.0 million in the second quarter of 2009, from $24.0 million in the second quarter of 2008.  The decrease of $7.0 million, or 29%, in net revenue was primarily due to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy. Nevertheless, we continued to concentrate our efforts on local sales, which accounted for 74% of total radio segment sales in the second quarter of 2009.

We have seen solid ratings growth in our radio markets where we broadcast “José: Nunca Sabes Lo Que Va A Tocar” (“You never know what he’ll play”), which features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, as well as our stations that are broadcasting the “Piolin por la Mañana,” syndicated morning show, one of the highest-rated Spanish-language radio programs in the country. In January 2009, we converted one of our Los Angeles radio stations from English-language to Spanish-language and introduced a new format, “El Gato,” an upbeat and energetic regional Mexican format, and our ratings for this station have since increased by 188% year over year for adults 18-34 years of age.

In response to our previously announced cost-savings measures undertaken in the fourth quarter of 2008 and the first quarter of 2009, we are benefiting from reductions in our expenses. We anticipate that these savings will continue at least for the remainder of 2009. We intend to continue to evaluate the extent and effectiveness of our cost-saving measures based on changing future economic conditions and our achieving or not achieving 2009 budgeted revenues, and will consider taking additional measures if and as circumstances warrant.

Acquisition of Assets

In April 2009, we acquired the assets of television station KREN-TV in the Reno, Nevada market for approximately $4.3 million.  We reduced the carrying value of the assets of television station KREN-TV to its fair value of $1.6 million by recording a carrying value adjustment of $2.7 million.  This charge is included in our consolidated statements of operations for continuing operations.

In accordance with SFAS No. 141R, “Business Combinations” (“SFAS 141R”), we evaluated the transferred set of activities, assets, inputs, outputs and processes in this acquisition and determined that the acquisition did not constitute a business.

Relationship with Univision

Based on our review of public filings made by Univision, we believe that Univision currently owns approximately 10% of our common stock on a fully-converted basis. In connection with its merger with Hispanic Broadcasting Corporation in September 2003, Univision entered into an agreement with the U.S. Department of Justice, or DOJ, pursuant to which Univision agreed, among other things, to ensure that its percentage ownership of our company would not exceed 15% by March 26, 2006 and would not exceed 10% by March 26, 2009.

In February 2008, we repurchased 1.5 million shares of Class U common stock held by Univision for $10.4 million.  In May 2009, we repurchased an additional 0.9 million shares of Class A common stock held by Univision for $0.5 million.

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

Univision acts as our exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended June 30, 2009 and 2008, the amount we paid to Univision in this capacity was $1.6 million and $2.5 million, respectively.  During the six-month periods ended June 30, 2009 and 2008, the amount we paid to Univision in this capacity was $3.1 million and $4.7 million, respectively.

In August 2008, we entered into an agreement with Univision pursuant to which Univision has negotiated the terms of retransmission consent agreements providing for the carriage of our Univision- and TeleFutura-affiliated television station signals by cable, satellite and internet-based television service providers. The agreement also provides terms relating to retransmission consent revenue with respect to agreements that have been entered into for the carriage of our Univision- and TeleFutura-affiliated television station signals.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), to become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”) to be launched on July 1, 2009.  SFAS 168 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place.  SFAS 168 is effective for our financial statements issued beginning in the quarter ending September 30, 2009.  We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements.

Three- and Six-Month Periods Ended June 30, 2009 and 2008

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2009 and 2008 (unaudited; in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2009	2008	Change	2009	2008	Change
Statements of Operations Data:
Net revenue	$48,696	$62,932	(23)%	$90,411	$118,585	(24)%
Direct operating expenses	20,799	25,942	(20)%	42,660	50,676	(16)%
Selling, general and administrative expenses	8,847	10,956	(19)%	18,799	21,631	(13)%
Corporate expenses	3,378	4,477	(25)%	7,251	8,931	(19)%
Depreciation and amortization	5,191	5,642	(8)%	10,621	11,187	(5)%
Impairment charge	2,720	-	*	2,720	-	*
	40,935	47,017	(13)%	82,051	92,425	(11)%
Operating income	7,761	15,915	(51)%	8,360	26,160	(68)%
Interest expense	(8,474)	3,172	*	(13,535)	(19,423)	(30)%
Interest income	70	286	(76)%	318	717	(56)%
Loss on debt extinguishment	-	-	*	(4,716)	-	*
Income (loss) before income taxes	(643)	19,373	*	(9,573)	7,454	*
Income tax expense	(1,099)	(7,674)	(86)%	(6,509)	(2,679)	143%
Income (loss) before equity in net loss of
nonconsolidated affiliate and discontinued operations	(1,742)	11,699	*	(16,082)	4,775	*
Equity in net loss of nonconsolidated affiliate, net of tax	(85)	(38)	124%	(239)	(164)	46%
Income (loss) from continuing operations	(1,827)	11,661	*	(16,321)	4,611	*
Loss from discontinued operations	-	(919)	*	-	(1,573)	*
Net income (loss) applicable to common stockholders	$(1,827)	$10,742	*	$(16,321)	$3,038	*

Other Data:
Capital expenditures	1,162	4,444		2,892	8,473
Consolidated adjusted EBITDA (adjusted for non-cash
stock-based compensation) (1)				23,039	39,034
Net cash provided by operating activities				4,103	17,395
Net cash provided by (used in) investing activities				(6,504)	70,011
Net cash used in financing activities				(43,055)	(57,246)

*	Percentage not meaningful.

(1)
Consolidated adjusted EBITDA means net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses,  net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash stock-based compensation, loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. The maximum allowed leverage ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense. Under our syndicated bank credit facility, our maximum allowed leverage ratio may not exceed 6.75 to 1. The actual leverage ratio was as follows (in each case as of June 30): 2009, 6.3 to 1; 2008, 5.5 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into an amendment to our credit facility agreement in March 2009, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income.  As consolidated adjusted EBITDA excludes non-cash (gain) loss on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (unaudited; in thousands):

	Six-Month Period
	Ended June 30,
	2009	2008

Consolidated adjusted EBITDA (1)	$23,039	$39,034

Interest expense	(13,535)	(19,423)
Interest income	318	717
Loss on debt extinguishment	(4,716)	-
Income tax expense	(6,509)	(2,679)
Amortization of syndication contracts	(1,248)	(1,555)
Payments on syndication contracts	1,413	1,422
Non-cash stock-based compensation included in direct operating
expenses	(330)	(289)
Non-cash stock-based compensation included in selling, general
and administrative expenses	(414)	(362)
Non-cash stock-based compensation included in corporate expenses	(759)	(903)
Depreciation and amortization	(10,621)	(11,187)
Impairment charge	(2,720)	-
Equity in net loss of nonconsolidated affiliates	(239)	(164)
Loss from discontinued operations	-	(1,573)
Net income (loss)	(16,321)	3,038

Depreciation and amortization	10,621	11,187
Impairment charge	2,720	-
Deferred income taxes	5,986	1,660
Amortization of debt issue costs	194	202
Amortization of syndication contracts	1,248	1,555
Payments on syndication contracts	(1,413)	(1,422)
Equity in net loss of nonconsolidated affiliate	239	164
Non-cash stock-based compensation	1,503	1,554
Gain on sale of media properties and other assets	(102)	-
Non-cash expenses related to debt extinguishment	945	-
Change in fair value of interest rate swap agreements	(2,536)	3,211
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(1,272)	158
Decrease in prepaid expenses and other assets	189	78
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,102	(1,760)
Effect of discontinued operations	-	(2,230)
Cash flows from operating activities	$4,103	$17,395

Consolidated Operations

Net Revenue. Net revenue decreased to $48.7 million for the three-month period ended June 30, 2009 from $62.9 million for the three-month period ended June 30, 2008, a decrease of $14.2 million. Of the overall decrease, $7.2 million came from our television segment and was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy, partially offset by the increase in retransmission consent revenue of $2.9 million. Additionally, $7.0 million of the overall decrease was from our radio segment and was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy.

Net revenue decreased to $90.4 million for the six-month period ended June 30, 2009 from $118.6 million for the six-month period ended June 30, 2008, a decrease of $28.2 million. Of the overall decrease, $15.0 million came from our television segment and was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy, partially offset by the increase in retransmission consent revenue of $4.8 million. Additionally, $13.2 million of the overall decrease was from our radio segment and was primarily attributable to a decrease in local and national advertising sales and advertising rates, which in turn was primarily due to the continuing weak economy.

We currently anticipate that net revenue will continue to decrease during 2009, due to (i) a continuing challenging advertising environment, primarily the result of the ongoing global financial crisis and continuing recession; and (ii) the absence of significant political revenue in 2009.  We believe that we will see continued decreases in most advertising groups, especially automotive (our single largest source of advertising revenue) and political advertising. We do not know when the general advertising environment will change.  However, we anticipate that the general advertising environment will not improve until at least the economy improves.

Direct Operating Expenses. Direct operating expenses decreased to $20.8 million for the three-month period ended June 30, 2009 from $25.9 million for the three-month period ended June 30, 2008, a decrease of $5.1 million.  Of the overall decrease, $3.0 million came from our television segment and was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions of personnel and salary reductions. Additionally, $2.1 million of the overall decrease came from our radio segment and was primarily attributable to a decrease in expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions of personnel and salary reductions. As a percentage of net revenue, direct operating expenses increased to 43% for the three-month period ended June 30, 2009 from 41% for the three-month period ended June 30, 2008. Direct operating expenses as a percentage of net revenue increased because the decrease in net revenue outpaced the decrease in direct operating expenses.

 Direct operating expenses decreased to $42.7 million for the six-month period ended June 30, 2009 from $50.7 million for the six-month period ended June 30, 2008, a decrease of $8.0 million.  Of the overall decrease, $4.9 million came from our television segment and was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions of personnel and salary reductions. Additionally, $3.1 million of the overall decrease came from our radio segment and was primarily attributable to a decrease in expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions of personnel and salary reductions. As a percentage of net revenue, direct operating expenses increased to 47% for the six-month period ended June 30, 2009 from 43% for the six-month period ended June 30, 2008. Direct operating expenses as a percentage of net revenue increased because the decrease in net revenue outpaced the decrease in direct operating expenses.

We believe that direct operating expenses will continue to decrease during at least the remainder of 2009 as a result of the cost-savings measures that we implemented during the fourth quarter of 2008 and the first quarter of 2009.  However, we also believe that direct operating expenses as a percentage of net revenue will continue to increase during the remainder of 2009 because decreases in revenue will continue to outpace decreases in direct operating expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $8.8 million for the three-month period ended June 30, 2009 from $10.9 million for the three-month period ended June 30, 2008, a decrease of $2.1 million. Of the overall decrease, $1.5 million came from our radio segment and was primarily attributable to decreases in promotional spending and salary expense due to reductions of personnel and salary reductions. Additionally, $0.6 million of the overall decrease came from our television segment and was primarily attributable to a decrease in salary expense due to reductions of personnel and salary reductions, payroll taxes and employee benefits. As a percentage of net revenue, selling, general and administrative expenses increased to 18% for the three-month period ended June 30, 2009 from 17% for the three-month period ended June 30, 2008. Selling, general and administrative expenses as a percentage of net revenue increased because the decrease in net revenue outpaced the decrease in selling, general and administrative expenses.

Selling, general and administrative expenses decreased to $18.8 million for the six-month period ended June 30, 2009 from $21.6 million for the six-month period ended June 30, 2008, a decrease of $2.8 million. Of the overall decrease, $2.0 million came from our radio segment and was primarily attributable to decreases in promotional spending and salary expense due to reductions of personnel and salary reductions. Additionally, $0.8 million of the overall decrease came from our television segment and was primarily attributable to a decrease in salary expense due to reductions of personnel and salary reductions, payroll taxes and employee benefits. As a percentage of net revenue, selling, general and administrative expenses increased to 21% for the six-month period ended June 30, 2009 from 18% for the six-month period ended June 30, 2008. Selling, general and administrative expenses as a percentage of net revenue increased because the decrease in net revenue outpaced the decrease in selling, general and administrative expenses.
We believe that selling, general and administrative expenses will continue to decrease during at least the remainder of 2009 as a result of the cost-savings measures that we implemented during the fourth quarter of 2008 and the first quarter of 2009. However, we also believe that selling, general and administrative expenses as a percentage of net revenue will continue to increase during the remainder of 2009 because decreases in revenue will continue to outpace decreases in selling, general and administrative expenses.

Corporate Expenses. Corporate expenses decreased to $3.4 million for the three-month period ended June 30, 2009 from $4.5 million for the three-month period ended June 30, 2008, a decrease of $1.1 million. The decrease was primarily attributable to the elimination of bonuses paid to executive officers and a decrease in salary expense due to salary reductions. As a percentage of net revenue, corporate expenses remained the same at 7% for each of the three-month periods ended June 30, 2009 and 2008.

Corporate expenses decreased to $7.3 million for the six-month period ended June 30, 2009 from $8.9 million for the six-month period ended June 30, 2008, a decrease of $1.6 million. The decrease was primarily attributable to the elimination of bonuses paid to executive officers, a decrease in salary expense due to salary reductions and a decrease in employee benefits. As a percentage of net revenue, corporate expenses remained the same at 8% for each of the six-month periods ended June 30, 2009 and 2008.

We believe that corporate expenses will continue to decrease during at least the remainder of 2009 as a result of the cost-savings measures that we implemented during the fourth quarter of 2008 and the first quarter of 2009. However, we also believe that corporate expenses as a percentage of net revenue will increase during the remainder of 2009 because decreases in revenue will continue to outpace decreases in corporate expenses.

Depreciation and Amortization. Depreciation and amortization decreased to $5.2 million for the three-month period ended June 30, 2009 from $5.6 million for the three-month period ended June 30, 2008, a decrease of $0.4 million. Depreciation and amortization decreased to $10.6 million for the six-month period ended June 30, 2009 from $11.2 million for the six-month period ended June 30, 2008, a decrease of $0.6 million.

Impairment Charge. Continuing operations includes a carrying value adjustment of $2.7 million from our television segment for the three- and six-month periods ended June 30, 2009.

Operating Income (loss). As a result of the above factors, operating income was $7.8 million for the three-month period ended June 30, 2009, compared to an operating income of $15.9 million for the three-month period ended June 30, 2008. As a result of the above factors, operating income was $8.4 million for the six-month period ended June 30, 2009, compared to an operating income of $26.2 million for the six-month period ended June 30, 2008.

 Interest Expense. Interest expense was $8.5 million for the three-month period ended June 30, 2009 compared to interest income of $3.2 million for the three-month period ended June 30, 2008, an increase of $11.7 million. The increase was primarily attributable to the change in the fair value of our interest rate swap agreements.

Interest expense decreased to $13.5 million for the six-month period ended June 30, 2009 from $19.4 million for the six-month period ended June 30, 2008, a decrease of $5.9 million. The decrease was primarily attributable to the change in the fair value of our interest rate swap agreements.

Loss on Debt Extinguishment.  We recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to the syndicated bank credit facility for the six-month period ended June 30, 2009.

Income Tax Expense. Income tax expense for the six-month period ended June 30, 2009 was $1.1 million. The effective income tax rate of 68% was higher than our expected annual tax rate of approximately 38% for the six-month period ended June 30, 2009 due to state income and capital taxes, other permanent differences, changes in the valuation allowance and deductions attributable to indefinite-lived intangibles.

As of June 30, 2009, we continue to believe that our deferred tax assets will not be realized in the future and have provided a valuation allowance against all our deferred tax assets.  In determining our deferred tax assets subject to a valuation allowance, we excluded the deferred tax liabilities attributable to indefinite-lived intangibles.

Loss from Discontinued Operations. We sold our outdoor advertising operations during the second quarter of 2008.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) we reported the results of our outdoor advertising operations in discontinued operations within the consolidated statements of operations.  The loss from discontinued operations was $0.9 million for the three-month period ended March 31, 2008 and $1.6 million for the six-month period ended June 30, 2008.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $31.7 million for the three-month period ended June 30, 2009 from $38.9 million for the three-month period ended June 30, 2008, a decrease of $7.2 million. The overall decrease was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy, partially offset by the increase in retransmission consent revenue of $2.9 million.

Net revenue in our television segment decreased to $60.0 million for the six-month period ended June 30, 2009 from $75.0 million for the six-month period ended June 30, 2008, a decrease of $15.0 million. The overall decrease was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy, partially offset by the increase in retransmission consent revenue of $4.8 million. Additionally, we anticipate that we will continue to generate retransmission consent revenue in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $13.1 million for the three-month period ended June 30, 2009 from $16.2 million for the three-month period ended June 30, 2008, a decrease of $3.1 million.  The decrease was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions in personnel and salary reductions.

Direct operating expenses in our television segment decreased to $27.2 million for the six-month period ended June 30, 2009 from $32.1 million for the six-month period ended June 30, 2008, a decrease of $4.9 million.  The decrease was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions in personnel and salary reductions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $5.0 million for the three-month period ended June 30, 2009 from $5.5 million for the three-month period ended June 30, 2008, a decrease of $0.5 million. The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions, payroll taxes and employee benefits.

Selling, general and administrative expenses in our television segment decreased to $10.3 million for the six-month period ended June 30, 2009 from $11.1 million for the six-month period ended June 30, 2008, a decrease of $0.8 million. The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions, payroll taxes and employee benefits.

 Radio

Net Revenue. Net revenue in our radio segment decreased to $17.0 million for the three-month period ended June 30, 2009 from $24.0 million for the three-month period ended June 30, 2008, a decrease of $7.0 million. The decrease was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy.

Net revenue in our radio segment decreased to $30.4 million for the six-month period ended June 30, 2009 from $43.5 million for the six-month period ended June 30, 2008, a decrease of $13.1 million. The decrease was primarily attributable to a decrease in local and national advertising sales and advertising rates, which in turn was primarily due to the continuing weak economy.

There has been a general slowing of growth in the radio industry over the last few years, which has had a negative impact on net revenue in our radio segment. We believe that this trend will continue for the foreseeable future. Additionally, radio advertising revenue is expected to continue to be negatively impacted because of decreases in television advertising rates, which make television advertising more affordable, combined with a general perception in the marketplace that there is an enhanced branding power to advertising on television relative to radio.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $7.7 million for the three-month period ended June 30, 2009 from $9.8 million for the three-month period ended June 30, 2008, a decrease of $2.1 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions in personnel and salary reductions.

Direct operating expenses in our radio segment decreased to $15.5 million for the six-month period ended June 30, 2009 from $18.6 million for the six-month period ended June 30, 2008, a decrease of $3.1 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions in personnel and salary reductions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $3.9 million for the three-month period ended June 30, 2009 from $5.4 million for the three-month period ended June 30, 2008, a decrease of $1.5 million. The decrease was primarily attributable to decreases in salary expense due to reductions in personnel and salary reductions and promotional spending.

Selling, general and administrative expenses in our radio segment decreased to $8.5 million for the six-month period ended June 30, 2009 from $10.5 million for the six-month period ended June 30, 2008, a decrease of $2.0 million. The decrease was primarily attributable to decreases in salary expense due to reductions in personnel and salary reductions and promotional spending.

Liquidity and Capital Resources

As a result of the ongoing global financial crisis and continuing recession, and their impact on the advertising marketplace and our customers, we have experienced declining net revenues, which have had a significant negative impact on our cash flows and consolidated adjusted EBITDA as defined in our amended syndicated bank credit facility agreement.  For a reconciliation of consolidated adjusted EBITDA to cash flow from operating activities, its most directly comparable GAAP financial measure, please see page 19.  At June 30, 2009, our total consolidated debt outstanding was $365.5 million. Consolidated adjusted EBITDA is defined as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments.

We have taken a number of steps to address our liquidity as result of the decline in our consolidated adjusted EBITDA. At the time we entered into the amendment to our syndicated bank credit facility agreement in the first quarter of 2009, we made a prepayment of $40 million to reduce the outstanding amount of our term loans. We have also implemented significant cost-saving measures, including reductions in personnel, executive bonuses, employee benefits, general corporate expense and capital expenditures in the fourth quarter of 2008, and reductions in salary expense, promotional expense, bonuses, general corporate expense and capital expenditures in the first quarter of 2009. We currently estimate that these cost-saving measures will result in expense reductions of approximately $20 million during 2009. Through our ongoing efforts to improve our profitability and cash flows, we are continuing to review our business for areas of additional improvement, greater efficiency and further cost reductions.

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

    In order to maintain compliance with the maximum allowed leverage ratio covenant, we will need to achieve certain quarterly, trailing-twelve-month consolidated adjusted EBITDA targets. At June 30, 2009, our cash balance was $18.8 million, our debt outstanding under our syndicated bank credit facility was $363.5 million and we had other debt of $2.0 million

Under the amended syndicated bank credit facility agreement, our debt to trailing-twelve-month consolidated adjusted EBITDA ratio is required to be below 6.75 during each quarter in 2009 and below 6.50 during the first two quarters of 2010.  Since consolidated adjusted EBITDA is based on a trailing-twelve-month period, the consolidated adjusted EBITDA levels needed to achieve compliance each quarter may be reduced or increased based on the results of the preceding three quarters.  Based on the foregoing considerations and our actual results in the preceding three quarters, we believe that consolidated adjusted EBITDA for the three-month period ending September 30, 2009 would have to decrease in excess of approximately 30% from consolidated adjusted EBITDA for the three-month period ended September 30, 2008 in order for us to breach the maximum allowed leverage ratio covenant.  We believe that consolidated adjusted EBITDA for the three-month period ending September 30, 2009 will not be such as to result in a breach of the maximum allowed leverage ratio covenant calculated as of such date; however, events outside our control could give rise to further declining consolidated adjusted EBITDA and there can be no assurance that we will achieve any specific consolidated adjusted EBITDA levels.

We further believe that, as a result of the cost-saving measures and the amendment of our syndicated bank credit facility agreement discussed above, we will be able to achieve the trailing-twelve-month consolidated adjusted EBITDA targets under our amended syndicated bank credit facility agreement, and, therefore, we believe that we will be able to maintain compliance with the maximum allowed leverage ratio covenant under our amended syndicated bank credit facility agreement for at least the next twelve months. However, there is no assurance that these actions will be successful or that further adverse events outside of our control may arise that would result in our inability to comply with the maximum allowed leverage ratio covenant under our amended syndicated bank credit facility agreement. In such event, we would consider a range of transactions or strategies to address any such situation.  For example, we might decide to use remaining cash resources to prepay a portion of our outstanding debt, which may result in limitations on available working capital. Alternatively, in such event, to meet the our cash requirements and avoid failing to comply with the maximum allowed leverage ratio covenant, we might seek to obtain a further waiver or amendment to our amended syndicated bank credit facility agreement, refinance our existing debt, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions, or any other transactions or strategies we might consider, could be consummated on terms satisfactory to us or at all.

In the event that we believed that we were going to fail to comply with the maximum leverage ratio covenant or any other financial ratios under our amended syndicated bank credit facility agreement, among other actions we might take, we would likely seek to obtain a waiver or further amendment from our lenders. If we were unable to obtain such a waiver or amendment, or be in a position to take one of the other actions described or contemplated in the previous paragraph, we could violate a financial covenant or ratio, which in turn could result in an event of default under our amended syndicated bank credit facility agreement. If an event of default were to occur and continue, lenders holding more than 50% of the loans and commitments outstanding under the syndicated bank credit facility could elect to accelerate the maturity of those loans outstanding under the syndicated bank credit facility. Among the consequences of such actions, we might be precluded from accessing any available borrowings under our revolving credit facility, and we might be required to repay all amounts then outstanding under the syndicated bank credit facility.

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We reported a net loss of $16.3 million and had positive cash flow from operations of $4.1 million for the six-month period ended June 30, 2009. Additionally, as of June 30, 2009, we had an accumulated deficit of $838.4 million. We expect to fund working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, and cash flows from operations. We currently anticipate that funds generated from operations, including cost-saving measures we have taken, and available borrowings under our syndicated bank credit facility will be sufficient to meet the our anticipated cash requirements for at least the next twelve months.

Syndicated Bank Credit Facility

In September 2005, we entered into a syndicated bank credit facility with a $650 million senior secured syndicated bank credit facility, consisting of a 7 ½ year $500 million term loan and a 6 ½ year $150 million revolving facility. The term loan under the syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under our former syndicated bank credit facility, (ii) to complete a tender offer for our previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.  The term loan matures in 2013 and the revolving facility expires in 2012. Our ability to make additional borrowings under the syndicated bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility

On March 16, 2009, we entered into an amendment to our syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

•
The interest that we pay under the credit facility increased.  Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon our leverage ratio. Borrowings under both our revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0.  When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 3.25%. The term loan currently bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.85% at June 30, 2009. As of June 30, 2009, $363.5 million of the term loan was outstanding and approximates fair value.

•
The total amount of our revolver facility was reduced from $150 million to $50 million. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period. New conditions have been added for loans under the revolver facility greater than $5 million.The revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. As of June 30, 2009, we had approximately $1.3 million in outstanding letters of credit and $48.7 million was available under the revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

•
There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009, through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, is 6.75. The maximum allowed leverage ratio decreases to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011, and through the term of the agreement, the maximum allowed leverage ratio is 5.50. The actual leverage ratio was 6.3 to 1 as of June 30, 2009.  Therefore, we were in compliance with this covenant as of this date.  From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15.

•
There is a mandatory prepayment clause for 100% of the proceeds of certain asset dispositions, regardless of our leverage ratio.  In addition, if we have excess cash flow, as defined in our syndicated bank credit facility, 75% of such excess cash flow must be used to reduce our outstanding loan balance on a quarterly basis.

•	Beginning March 31, 2009, the senior leverage ratio and net leverage ratio were eliminated.

•	Capital expenditures may not exceed $10 million in each of 2009 and 2010.

•
We are restricted from making acquisitions and investments when the leverage ratio is greater than 4.0, with an exception to permit the completion of the acquisition of television assets serving the Reno, Nevada market.

•	We are restricted from making future repurchases of shares of our common stock, except under a limited circumstance.

•	We are restricted from making any further debt repurchases in the secondary market.

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

We recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to the syndicated bank credit facility during the six-month period ended June 30, 2009.

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

Derivative Instruments

We use interest rate swap agreements to manage our exposure to the risks associated with changes in interest rates.  We do not enter into derivative instruments for speculation or trading purposes.  As of June 30, 2009, we had three interest rate swap agreements with a $243 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $120.5 million notional amount, with quarterly increases, that also expires on October 1, 2010.  The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%.  The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%.  It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements.  As of June 30, 2009 and 2008, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected currently in earnings.

As of June 30, 2009, the fair value of the interest rate swap agreements was a liability of $20.7 million and is classified in other short-term liabilities on our balance sheet.  As of December 31, 2008, the fair value of the interest rate swap agreements was a liability of $23.2 million and is classified in other short-term liabilities on our balance sheet.

For the three-month period ended June 30, 2009, we recognized a decrease of $0.9 million in interest expense related to the increase in fair value of the interest rate swap agreements.  For the three-month period ended June 30, 2008, we recognized a decrease of $10.8 million in interest expense related to the increase in fair value of the interest rate swap agreements.

For the six-month period ended June 30, 2009, we recognized a decrease of $2.5 million in interest expense related to the increase in fair value of the interest rate swap agreements.  For the six-month period ended June 30, 2008, we recognized an increase of $3.2 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

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

On April 7, 2008, our Board of Directors approved another $100 million stock repurchase program. We repurchased a total of 20.8 million of our outstanding Class A common stock under this program since its inception through June 30, 2009. We are currently restricted from making future repurchases of shares of our common stock under the terms of our amended syndicated bank credit facility except under a limited circumstance.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $23.0 million for the six-month period ended June 30, 2009 from $39.0 million for the six-month period ended June 30,  2008, a decrease of $16.0 million, or 41%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 25% for the six-month period ended June 30, 2009 from 33% for the six-month period ended June 30, 2008.

Consolidated adjusted EBITDA means operating income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, loss (gain) on sale of assets, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. The maximum allowed leverage ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense. Under our syndicated bank credit facility, our maximum allowed leverage ratio may not exceed 6.75 to 1. The actual leverage ratio was as follows (in each case as of June 30): 2009, 6.3 to 1; 2008, 5.5 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into an amendment to our credit facility agreement in March 2009, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income.  As consolidated adjusted EBITDA excludes non-cash (gain) loss on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation,  net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 19.

Cash Flow

Net cash flow provided by operating activities was $4.1 million for the six-month period ended June 30, 2009 compared to net cash flow provided by operating activities of $17.4 million for the six-month period ended June 30, 2008.  We had a net loss of $16.3 million for the six-month period ended June 30, 2009, which was partially offset by non-cash expenses, including depreciation and amortization expense of $10.6 million, deferred income taxes of $6.0 million and a carrying value adjustment of $2.7 million. We expect to continue to have positive cash flow from operating activities for at least the remainder of 2009.

Net cash flow used in investing activities was $6.5 million for the six-month period ended June 30, 2009, compared to $70.0 million for the six-month period ended June 30, 2008. During the six-month period ended June 30, 2009, we spent $2.8 million on net capital expenditures and $3.8 million related to the acquisition of the assets of a television station in Reno, Nevada. During the six-month period ended June 30, 2008, we received $101.5 from the sale of our outdoor advertising business and spent $8.4 million on net capital expenditures and $22.9 million related to the acquisition of the assets of radio station WNUE-FM in Orlando, Florida. We anticipate that our capital expenditures will be approximately $5.5 million in 2009. We are restricted from making acquisitions and investments when the leverage ratio is greater than 4.0 under the terms of our amended credit facility agreement.

Net cash flow used in financing activities was $43.1 million for the six-month period ended June 30, 2009, compared to $57.2 million for the six-month period ended June 30, 2008. During the six-month period ended June 30, 2009, we made net debt payments of $41.0 million, paid $1.2 million in fees and expenses related to the amendment of our syndicated bank credit facility, repurchased 1.3 million shares of our Class A common stock for $1.1 million including transaction fees and received net proceeds of $0.2 million from the sale of shares issued under our 2001 Employee Stock Purchase Plan. During the six-month period ended June 30, 2008, we repurchased 5.8 million shares of our Class A common stock for $36.3 million including transaction fees, repurchased 1.5 million shares of our Class U common stock for $10.4 million, made net debt payments of $11.0 million and received net proceeds of $0.5 million from the sale of shares issued under our 2001 Employee Stock Purchase Plan. Under the terms of our amended credit facility agreement, we are prevented from making future repurchases of our Class A common stock except under a limited circumstance.

In order comply with the terms of our amended credit facility agreement, our capital expenditures may not exceed $10 million in each of 2009 and 2010. During the full year 2009, we anticipate that our capital expenditures will be approximately $5.5 million.  We anticipate paying for these capital expenditures out of net cash flow from operations.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.85% at June 30, 2009. As of June 30, 2009, $363.5 million of our term loan was outstanding.  Our revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on our leverage. As of June 30, 2009, we had approximately $1.3 million in outstanding letters of credit and $48.7 million was available under the revolving facility for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of June 30, 2009, we had three interest rate swap agreements with a $243 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $120.5 million notional amount, with quarterly increases, that also expires on October 1, 2010.  The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%.  The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%. It is expected that the term loan amounts will not exceed the notional amount of the four interest rate swap agreements.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of June 30, 2009, our interest rate swap agreements were not designated for hedge accounting treatment, and as a result, the fair value is classified as other current liabilities on our balance sheet and as an increase of interest expense on our consolidated statements of operations. For the three-month period ended June 30, 2009, we recognized a decrease of $0.9 million of interest expense related to the increase in fair value of the interest rate swap agreements. At June 30, 2009, the fair value of the interest rate swap agreements was a liability of $20.7 million and is classified as other current liabilities on the balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in making known to them in a timely manner material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

 On April 7, 2008, our Board of Directors approved our current stock repurchase program. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. We are currently restricted from making future repurchases of shares of our common stock under the terms of our amended syndicated bank credit facility except under a limited circumstance.

There were no stock repurchases for the three-month period ended June 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 28, 2009. At that meeting, our Class A and Class B stockholders:

1.    Elected seven directors to serve until our 2010 annual meeting of stockholders or until his or her successor is duly elected and qualified:

Name	For	Withheld
Walter F. Ulloa	256,720,626	15,695,725
Philip C. Wilkinson	256,449,993	15,966,418
Paul A. Zevnik	253,904,462	18,511,889
Darryl B. Thompson	270,571,480	1,844,871
Esteban E. Torres	270,366,707	2,049,644
Gilbert R. Vasquez	270,776,680	1,639,671

2. Ratified the appointment of PricewaterhouseCoopers LLP, as our independent auditor for the fiscal year ending December 31, 2009:

Votes For	272,119,421
Votes Against	274,853
Abstentions	22,077
Broker Non-Votes	0

ITEM 5. OTHER INFORMATION

On May 8, 2009, we amended our Third Amended and Restated Bylaws to provide that, effective as of May 28, 2009 (the date of our 2009 Annual Meeting of Stockholders), the Board of Directors shall consist of between six and eleven members, as determined by the Board of Directors from time to time.  Previously, our Bylaws provided that the Board of Directors consisted of between seven and eleven members, as determined by the Board of Directors from time to time.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ CHRISTOPHER T. YOUNG
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer
Date: August 7, 2009
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