Form 10-Q
period 2009-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2009-11-09
CIK 1109116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 2, 2009, there were 51,882,443 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,587,433 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009

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

•	our continued compliance with all of our obligations, including financial covenants and ratios, under the amended credit facility agreement;

•	cancellations or reductions of advertising, whether due to the ongoing global financial crisis, the recession or otherwise;

•	our relationship with Univision Communications Inc., or Univision;

•
subject to limitations contained in the amended credit facility agreement, the overall success of our acquisition strategy, which includes developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	the duration and severity of the ongoing global financial crisis and the recession;

•	the effectiveness of our recently-implemented cost-saving measures; and

•	the impact of any impairment of our assets.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 24 of our Annual Report on Form 10-K for the year ended December 31, 2008.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,824	$64,294
Trade receivables, net of allowance for doubtful accounts of $5,141 and $5,640 (including related parties of $4,807 and $0)	48,316	44,855
Prepaid expenses and other current assets (including related parties of $274 and $274)	5,532	5,252
Total current assets	74,672	114,401
Property and equipment, net	83,298	90,898
Intangible assets subject to amortization, net (including related parties of $28,421 and $30,161)	29,381	31,380
Intangible assets not subject to amortization	294,127	298,042
Goodwill	45,845	45,845
Other assets	9,661	10,473
Total assets	$536,984	$591,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$1,000	$1,002
Advances payable, related parties	118	118
Accounts payable, accrued expenses and other liabilities (including related parties of $3,890 and $4,092)	52,208	57,647
Total current liabilities	53,326	58,767
Long-term debt, less current maturities (including related parties of $1,000 and $2,000)	362,949	405,521
Other long-term liabilities	12,872	14,038
Deferred income taxes	9,388	-
Total liabilities	438,535	478,326

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued
2009 53,027,123; 2008 45,877,400	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and
outstanding 2009 22,587,433; 2008 22,887,433	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and
outstanding 2009 9,352,729; 2008 15,652,729	1	2
Additional paid-in capital	936,134	934,749
Accumulated deficit	(837,693)	(822,045)
	98,449	112,713
Treasury stock, Class A common stock, $0.0001 par value, 2009 1,232,680 shares; 2008 None	-	-
Total stockholders' equity	98,449	112,713
Total liabilities and stockholders' equity	$536,984	$591,039

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net revenue (including related parties of $0, $0, $0 and $182)	$50,754	$60,988	$141,165	$179,573

Expenses:
Direct operating expenses (including related parties of
$1,676, $3,010, $5,407 and $8,582) (including non-cash stock-
based compensation of $159, $173, $489 and $462)	21,030	25,583	63,690	76,258
Selling, general and administrative expenses (including non-cash
stock-based compensation of $204, $217, $618 and $579)	9,542	11,394	28,341	33,026
Corporate expenses (including non-cash stock-based
compensation of $339, $506, $1,098 and $1,409)	3,351	3,772	10,602	12,703
Depreciation and amortization (includes direct
operating of $3,806, $4,706, $11,724 and $13,432;
selling, general and administrative of $1,156, $1,006, $3,245 and
$2,991; and corporate of $310, $286, $924 and $762) (including
related parties of $580, $580, $1,740 and $1,740)	5,272	5,998	15,893	17,185
Impairment charge	-	440,020	2,720	440,020
	39,195	486,767	121,246	579,192
Operating income (loss)	11,559	(425,779)	19,919	(399,619)
Interest expense (including related parties of $29, $44, $89 and $156) (note 2)	(8,227)	(8,172)	(21,762)	(27,595)
Interest income	70	622	388	1,339
Loss on debt extinguishment	-	-	(4,716)	-
Income (loss) before income taxes	3,402	(433,329)	(6,171)	(425,875)
Income tax (expense) benefit	(2,802)	78,847	(9,311)	76,167
Income (loss) before equity in net income (loss) of
nonconsolidated affiliate and discontinued operations	600	(354,482)	(15,482)	(349,708)
Equity in net income (loss) of nonconsolidated affiliate, net of tax	73	(9)	(166)	(173)
Income (loss) from continuing operations	673	(354,491)	(15,648)	(349,881)
Loss from discontinued operations,
net of tax benefit of $0, $0, $0 and $604	-	-	-	(1,573)
Net income (loss) applicable to common stockholders	$673	$(354,491)	$(15,648)	$(351,454)

Basic and diluted earnings per share:
Net income (loss) per share from continuing operations applicable to
common stockholders, basic and diluted	$0.01	$(3.98)	$(0.19)	$(3.80)
Net loss per share from discontinued operations, basic and diluted	$-	$-	$-	$(0.02)
Net income (loss) per share applicable to common stockholders,
basic and diluted	$0.01	$(3.98)	$(0.19)	$(3.82)

Weighted average common shares outstanding, basic	83,683,908	89,130,413	84,049,423	92,029,671
Weighted average common shares outstanding, diluted	83,935,319	89,130,413	84,049,423	92,029,671

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine-Month Period
	Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(15,648)	$(351,454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,893	17,185
Impairment charge	2,720	440,020
Deferred income taxes	8,534	(77,537)
Amortization of debt issue costs	298	302
Amortization of syndication contracts	1,689	2,255
Payments on syndication contracts	(2,119)	(2,135)
Equity in net loss of nonconsolidated affiliate	166	173
Non-cash stock-based compensation	2,205	2,450
Gain on sale of media properties and other assets	(102)	-
Non-cash expenses related to debt extinguishment	945	-
Change in fair value of interest rate swap agreements	(3,850)	3,647
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(3,100)	3,648
Increase in prepaid expenses and other assets	(621)	(100)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,187	(3,205)
Effect of discontinued operations	-	(2,230)
Net cash provided by operating activities	10,197	33,019
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	114	101,498
Purchases of property and equipment and intangibles	(9,207)	(13,415)
Purchase of a business	-	(22,885)
Deposits on acquisitions	-	(200)
Effect of discontinued operations	-	(194)
Net cash provided by (used in) investing activities	(9,093)	64,804
Cash flows from financing activities:
Proceeds from issuance of common stock	255	785
Payments on long-term debt	(42,572)	(11,036)
Repurchase of Class U common stock	-	(10,380)
Repurchase of Class A common stock	(1,075)	(46,538)
Excess tax benefits from exercise of stock options	-	(25)
Payments of deferred debt and offering costs	(1,182)	-
Net cash used in financing activities	(44,574)	(67,194)
Net increase (decrease) in cash and cash equivalents	(43,470)	30,629
Cash and cash equivalents:
Beginning	64,294	86,945
Ending	$20,824	$117,574

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$22,583	$23,716
Income taxes	$777	$1,395

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 made the FASB Accounting Standards Codification (“ASC”), also known as the “Codification”, the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), except for additional authoritative rules and interpretive releases issued by the SEC.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic within a consistent structure.  The Codification was effective for the Company’s financial statements issued beginning in the quarter ending September 30, 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

Certain amounts in the Company’s prior period notes to the financial statements have been reclassified to conform to current period presentation. All discussions and amounts in the consolidated financial statements and the related notes to consolidated statements, for all periods presented relate to continuing operations only, unless otherwise noted.

Discontinued Operations

The Company sold the outdoor advertising business in May 2008 and no longer has outdoor operations.  In accordance with ASC 360-10-45, “Impairment or Disposal of Long-Lived Assets”, the Company has reported the results of its outdoor advertising operations for all periods in discontinued operations within the consolidated statements of operations. In the consolidated statements of cash flows, the cash flows of discontinued operations have been reclassified for all periods presented and are separately classified within the respective categories with those of continuing operations.

Liquidity and Capital Resources

As a result of the ongoing global financial crisis and the recession, and their impact on the advertising marketplace and its customers, the Company has experienced declining net revenues, which have had a significant negative impact on its cash flows and consolidated adjusted EBITDA as defined as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments.  At September 30, 2009, the Company’s total consolidated debt outstanding was $363.9 million.

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

In order to maintain compliance with the maximum allowed leverage ratio covenant, the Company will need to achieve certain quarterly, trailing-twelve-month consolidated adjusted EBITDA targets. The Company believes that, as a result of the cost-saving measures and the amendment of the syndicated bank credit facility agreement discussed above, the Company will be able to achieve the trailing-twelve-month consolidated adjusted EBITDA targets under its amended syndicated bank credit facility agreement, and, therefore, the Company believes that it will be able to maintain compliance with the maximum allowed leverage ratio covenant for at least the next twelve months. Under the amended syndicated bank credit facility agreement, the debt to trailing-twelve-month consolidated adjusted EBITDA ratio is required to be below 6.75 at the end of the fourth quarter of 2009, below 6.50 at the end of the first two quarters of 2010 and below 6.25 at the end of the third quarter of 2010.

The Company has also implemented significant cost-saving measures, including reductions in personnel, executive bonuses, employee benefits, general corporate expense and capital expenditures in the fourth quarter of 2008, and reductions in salary expense, promotional expense, bonuses, general corporate expense and capital expenditures in the first quarter of 2009. The Company currently estimates that these cost-saving measures have resulted in an expense reduction of approximately $14 million for the nine-month period ended September 30, 2009.  The Company currently anticipates that these cost-saving measures will result in additional expense reductions of approximately $6 million during the fourth quarter of 2009. Through the Company’s ongoing efforts to improve its profitability and cash flows, the Company is continuing to review its business for areas of possible additional improvement, greater efficiency and further cost reductions.

While the Company has had a history of operating losses in some periods and operating income in other periods, the Company also has a history of generating significant positive cash flows from its operations. The Company reported a net loss of $15.6 million and had positive cash flow from operations of $10.2 million for the nine-month period ended September 30, 2009. Additionally, as of September 30, 2009, the Company had a cash balance of $20.8 million, debt outstanding under the syndicated bank credit facility of $361.9 million, other debt of $2.0 million and an accumulated deficit of $837.7 million. The Company expects to fund its working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, and cash flows from operations. The Company currently anticipates that funds generated from operations, including cost-saving measures the Company has taken, and available borrowings under its syndicated bank credit facility will be sufficient to meet the Company’s anticipated cash requirements for at least the next twelve months.

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended September 30, 2009 and 2008, the amount paid by the Company to Univision in this capacity was $1.7 million and $2.5 million, respectively.  During the nine-month periods ended September 30, 2009 and 2008, the amount paid by the Company to Univision in this capacity was $4.8 million and $7.1 million, respectively.

In August 2008, the Company entered into an agreement with Univision pursuant to which it granted Univision the right to negotiate the terms of agreements providing for the carriage of the Company’s Univision- and TeleFutura-affiliated television station signals by cable, satellite and internet-based television service providers. The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of its Univision- and TeleFutura-affiliated television station signals.  As of September 30, 2009, the amount due to the Company from Univision was $4.8 million related to the agreements for the carriage of its Univision and TeleFutura-affiliated television station signals.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.7 million and $0.8 million for the three-month periods ended September 30, 2009 and 2008, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $2.2 million and $2.2 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 3 years.

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Nine-Month Period
Ended September 30,
2009
Fair value of options granted	$1.20
Expected volatility	80%
Risk-free interest rate	2.9%
Expected lives	7.0 years
Dividend rate	―

As of September 30, 2009, there was approximately $2.7 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of September 30, 2009, there was approximately $1.9 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 0.9 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except per share and per share data):
	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Basic earnings per share:
Numerator:
Income (loss) from continuing operations	$673	$(354,491)	$(15,648)	$(349,881)
Loss from discontinued operations	-	-	-	(1,573)
Net income (loss) applicable to common stockholders	$673	$(354,491)	$(15,648)	$(351,454)

Denominator:
Weighted average common shares outstanding	83,683,908	89,130,413	84,049,423	92,029,671

Per share:
Net income (loss) per share from continuing operations	$0.01	$(3.98)	$(0.19)	$(3.80)
Net loss per share from discontinued operations	-	-	-	(0.02)
Net income (loss) per share applicable to common stockholders	$0.01	$(3.98)	$(0.19)	$(3.82)

Diluted earnings per share:
Numerator:
Income (loss) from continuing operations	$673	$(354,491)	$(15,648)	$(349,881)
Loss from discontinued operations	-	-	-	(1,573)
Net income (loss) applicable to common stockholders	$673	$(354,491)	$(15,648)	$(351,454)

Denominator:
Weighted average common shares outstanding	83,683,908	89,130,413	84,049,423	92,029,671
Dilutive securities:
Stock options, restricted stock units
and employee stock purchase plan	251,411	-	-	-
Diluted shares outstanding	83,935,319	89,130,413	84,049,423	92,029,671

Per share:
Net income (loss) per share from continuing operations	$0.01	$(3.98)	$(0.19)	$(3.80)
Net loss per share from discontinued operations	-	-	-	(0.02)
Net income (loss) per share applicable to common stockholders	$0.01	$(3.98)	$(0.19)	$(3.82)

Basic income (loss) per share is computed as net loss divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the three-month period ended September 31, 2009, a total of 11,311,649 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the Company's common stock.  For the nine-month period ended September 30, 2009, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 158,546 equivalent shares of dilutive securities for the nine-month period ended September 30, 2009.

For the three- and nine-month periods ended September 30, 2008, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 99,629 and 244,376 equivalent shares of dilutive securities for the three- and nine-month periods ended September 30, 2008, respectively.

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

The following is a summary of the carrying value of the Company’s acquisition of the net assets of television station KREN-TV in Reno, Nevada (in millions):

Property and equipment	$1.4
Intangible assets subject to amortization - Favorable lease	0.1
Intangible assets not subject to amortization - FCC license	0.1
1.6

In accordance with ASC 805, “Business Combinations”, the Company evaluated the transferred set of activities, assets, inputs, outputs and processes in this acquisition and determined that the acquisition did not constitute a business.

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

Summarized financial information in the consolidated statements of operations for the discontinued outdoor operations is as follows (in thousands):
Nine-Month Period
Ended September 30,
2008
Net revenue	$13,730

Loss before income taxes	(2,177)
Income tax benefit	604
Loss from discontinued operations, net of tax	$(1,573)

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

On March 16, 2009, the Company entered into an amendment to the syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

•
The interest that the Company pays under the credit facility increased.  Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the leverage ratio. Borrowings under both the revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0.  When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both the revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both the revolver and term loan will bear interest at LIBOR plus a margin of 3.25%.  The term loan bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.54% at September 30, 2009. As of September 30, 2009, $361.9 million of the term loan was outstanding.

•
The total amount of the revolver facility was reduced from $150 million to $50 million. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period. New conditions have been added for loans under the revolver facility greater than $5 million. The revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. As of September 30, 2009, the Company had approximately $1 million in outstanding letters of credit and $49 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

•
There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009 through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, is 6.75. The maximum allowed leverage ratio decreases to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011 and through the term of the agreement, the maximum allowed leverage ratio is 5.50. The actual leverage ratio was 6.7 to 1 as of September 30, 2009.  Therefore, the Company was in compliance with this covenant as of this date.  From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15.

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

•	The Company is restricted from making future repurchases of shares of common stock, except under a limited circumstance, which the Company utilized in May 2009 and may utilize again in the future.

•	The Company is restricted from making any further debt repurchases in the secondary market.

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

The Company recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to the syndicated bank credit facility during the nine-month period ended September 30, 2009.

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

The carrying amount and estimated fair value of our term loan as of September 30, 2009 was $361.9 million and $355.2 million, respectively.  The estimated fair value of our term loan is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments with similar terms.

Derivative Instruments

The Company uses interest rate swap agreements to manage its exposure to the risks associated with changes in interest rates.  The Company does not enter into derivative instruments for speculation or trading purposes.  As of September 30, 2009, the Company had three interest rate swap agreements with a $206 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $155.9 million notional amount, with quarterly increases, that also expires on October 1, 2010.  The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%.  The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%.  It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements.  As of September 30, 2009 and 2008, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected in earnings.

For the three-month period ended September 30, 2009, the Company recognized a decrease of $1.3 million in interest expense related to the increase in fair value of the interest rate swap agreements.  For the three-month period ended September 30, 2008, the Company recognized an increase of $0.4 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

For the nine-month period ended September 30, 2009, the Company recognized a decrease of $3.8 million in interest expense related to the increase in fair value of the interest rate swap agreements.  For the nine-month period ended September 30, 2008, the Company recognized an increase of $3.6 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

The fair value of the interest rate swap agreements at each balance sheet date was as follows (in millions):

		September 30, 2009	December 31, 2008
Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Interest rate swap agreements	Accounts payable, accrued expenses and other liabilities	$19.4	$23.2

The following table presents the effect of the interest rate swap agreements on our consolidated statements of operations for the three-and nine month periods ended September 30, 2009 and 2008 (in millions):

		Three-Month Period		Nine-Month Period
Derivatives Not Designated As Hedging	Location of	Ended September 30,		Ended September 30,
Instruments	Income (Loss)	2009	2008	2009	2008
Interest rate swap agreements	Interest expense	$1.3	$(0.4)	$3.8	$(3.6)

Fair Value Measurements

    On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements and Disclosures”, which defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with ASC 820, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

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

The following table presents the financial liabilities measured at fair value on a recurring basis, based on the fair value hierarchy as of September 30, 2009 and December 31, 2008 (in millions):
	September 30, 2009	December 31, 2008
Liabilities	Level 2	Level 2
Interest rate swap agreements	$19.4	$23.2

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

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 clarifies ASC 820, “Fair Value Measurements and Disclosures”.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This standard is effective beginning in the fourth quarter 2009. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement.  ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In June 2009, the FASB issued an amendment to ASC 860, “Transfers and Servicing”. The amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”), therefore requiring these entities to be evaluated under the accounting guidance for consolidation of variable interest entities (“VIE”). Other changes include additional considerations when determining if sale accounting is appropriate, as well as enhanced disclosures requirements.  This standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

    In June 2009, the FASB issued an amendment to ASC 810, “Consolidation”. The amendment eliminates the scope exception for QSPEs and requires an entity to reconsider its previous consolidation conclusions reached under the VIE consolidation model, including (i) whether an entity is a VIE, (ii) whether the enterprise is the VIE’s primary beneficiary, and (iii) the required financial statement disclosures. The new standard can be applied as of the effective date, with a cumulative-effect adjustment to retained earnings recognized on that date, or retrospectively, with a cumulative-effect adjustment to retained earnings recognized as of the beginning of the first year adjusted. This standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

3. SEGMENT INFORMATION

The Company operates in two reportable segments: television broadcasting and radio broadcasting.

Television Broadcasting

The Company owns and/or operates 53 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C.

Radio Broadcasting

The Company owns and operates 48 radio stations (37 FM and 11 AM) located  primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2009 and 2008. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period		% Change	Nine-Month Period		% Change
	Ended September 30,		2009 to	Ended September 30,		2009 to
	2009	2008	2008	2009	2008	2008
Net Revenue
Television	$32,019	$37,479	(15)%	$92,037	$112,528	(18)%
Radio	18,735	23,509	(20)%	49,128	67,045	(27)%
Consolidated	50,754	60,988	(17)%	141,165	179,573	(21)%

Direct operating expenses
Television	13,022	16,421	(21)%	40,202	48,535	(17)%
Radio	8,008	9,162	(13)%	23,488	27,723	(15)%
Consolidated	21,030	25,583	(18)%	63,690	76,258	(16)%

Selling, general and administrative expenses
Television	4,579	5,487	(17)%	14,861	16,598	(10)%
Radio	4,963	5,907	(16)%	13,480	16,428	(18)%
Consolidated	9,542	11,394	(16)%	28,341	33,026	(14)%

Depreciation and amortization
Television	3,897	4,527	(14)%	11,764	13,104	(10)%
Radio	1,375	1,471	(7)%	4,129	4,081	1%
Consolidated	5,272	5,998	(12)%	15,893	17,185	(8)%

Segment operating profit
Television	10,521	11,044	(5)%	25,210	34,291	(26)%
Radio	4,389	6,969	(37)%	8,031	18,813	(57)%
Consolidated	14,910	18,013	(17)%	33,241	53,104	(37)%

Corporate expenses	3,351	3,772	(11)%	10,602	12,703	(17)%
Impairment charge	-	440,020	*	2,720	440,020	(99)%
Operating income	11,559	(425,779)	*	19,919	(399,619)	*

Interest expense	(8,227)	(8,172)	1%	(21,762)	(27,595)	(21)%
Interest income	70	622	(89)%	388	1,339	(71)%
Loss on debt extinguishment	-	-	*	(4,716)	-	*
Income (loss) before income taxes from continuing operations	$3,402	$(433,329)	*	$(6,171)	$(425,875)	(99)%

Capital expenditures
Television	$2,151	$4,198		$4,667	$10,709
Radio	252	824		628	2,786
Consolidated	$2,403	$5,022		$5,295	$13,495

				September 30,	December 31,
Total assets				2009	2008
Television				$344,959	$394,287
Radio				192,025	196,752
Consolidated				$536,984	$591,039

*	Percentage not meaningful.

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that arose in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

5. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company evaluated all events or transactions that occurred after September 30, 2009 through November 6, 2009, the date the Company issued its consolidated financial statements, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in the consolidated financial statements for the period ended September 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended September 30, 2009, was $50.8 million. Of that amount, revenue generated by our television segment accounted for 63% and revenue generated by our radio segment accounted for 37%.

As of the date of filing this report, we own and/or operate 53 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 48 radio stations (37 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

Highlights

During the third quarter of 2009, we continued to face a significant advertising downturn, both in television and radio, primarily as a result of the ongoing global financial crisis and the recession.  Nevertheless, our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue for our television segment decreased to $32.0 million in the third quarter of 2009, from $37.5 million in the third quarter of 2008.  This decrease of $5.5 million, or 15%, in net revenue was primarily due to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy. On the other hand, we generated $2.4 million of revenue from retransmission consent agreements, or retransmission consent revenue, that have been entered into for the carriage of our television station signals by cable, satellite and internet-based television service providers. See “Consolidated Operations – Net Revenue” below.

Net revenue for our radio segment decreased to $18.7 million in the third quarter of 2009, from $23.5 million in the third quarter of 2008.  This decrease of $4.8 million, or 20%, in net revenue was primarily due to a decrease in local and national advertising sales and advertising rates, which in turn was primarily due to the continuing weak economy. Nevertheless, we continued to concentrate our efforts on local sales, which accounted for 75% of total radio segment sales in the third quarter of 2009.

We continue to experience solid ratings growth in our radio markets where we broadcast “José: Nunca Sabes Lo Que Va A Tocar” (“You never know what he’ll play”), which features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, as well as our stations that are broadcasting the “Piolin por la Mañana,” syndicated morning show, one of the highest-rated Spanish-language radio programs in the country. In January 2009, we converted one of our Los Angeles radio stations from English-language to Spanish-language and introduced a new format, “El Gato,” an upbeat and energetic regional Mexican format, and our ratings for this station have since increased by 133% year over year for adults 18-34 years of age.

In response to our previously announced cost-savings measures undertaken in the fourth quarter of 2008 and the first quarter of 2009, we are benefiting from reductions in our expenses. We anticipate that these savings will continue at least for the remainder of 2009. We intend to continue to evaluate the extent and effectiveness of our cost-saving measures based on changing future economic conditions and our achieving or not achieving budgeted revenues, and will consider taking additional measures if and as circumstances warrant.

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

In accordance with ASC 805, “Business Combinations”, we evaluated the transferred set of activities, assets, inputs, outputs and processes in this acquisition and determined that the acquisition did not constitute a business.

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

Univision acts as our exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended September 30, 2009 and 2008, the amount we paid to Univision in this capacity was $1.7 million and $2.5 million, respectively.  During the nine-month periods ended September 30, 2009 and 2008, the amount we paid to Univision in this capacity was $4.8 million and $7.1 million, respectively.

In August 2008, we entered into an agreement with Univision pursuant to which Univision has negotiated the terms of retransmission consent agreements providing for the carriage of our Univision- and TeleFutura-affiliated television station signals by cable, satellite and internet-based television service providers. The agreement also provides terms relating to retransmission consent revenue with respect to agreements that have been entered into for the carriage of our Univision- and TeleFutura-affiliated television station signals.  As of September 30, 2009, the amount due to us from Univision was $4.8 million related to our agreements for the carriage of our Univision and TeleFutura-affiliated television station signals.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 clarifies ASC 820, “Fair Value Measurements and Disclosures”.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This standard is effective beginning in the fourth quarter 2009. We are currently evaluating the impact of this standard on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement.  ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2009, the FASB issued an amendment to ASC 860, “Transfers and Servicing”. The amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”), therefore requiring these entities to be evaluated under the accounting guidance for consolidation of variable interest entities (“VIE”). Other changes include additional considerations when determining if sale accounting is appropriate, as well as enhanced disclosures requirements.  This standard is effective January 1, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2009, the FASB issued an amendment to ASC 810, “Consolidation”. The amendment eliminates the scope exception for QSPEs and requires an entity to reconsider its previous consolidation conclusions reached under the VIE consolidation model, including (i) whether an entity is a VIE, (ii) whether the enterprise is the VIE’s primary beneficiary, and (iii) the required financial statement disclosures. The new standard can be applied as of the effective date, with a cumulative-effect adjustment to retained earnings recognized on that date, or retrospectively, with a cumulative-effect adjustment to retained earnings recognized as of the beginning of the first year adjusted. This standard is effective January 1, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

Three- and Nine-Month Periods Ended September 30, 2009 and 2008

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2009	2008	Change	2009	2008	Change
Statements of Operations Data:
Net revenue	$50,754	$60,988	(17)%	$141,165	$179,573	(21)%
Direct operating expenses	21,030	25,583	(18)%	63,690	76,258	(16)%
Selling, general and administrative expenses	9,542	11,394	(16)%	28,341	33,026	(14)%
Corporate expenses	3,351	3,772	(11)%	10,602	12,703	(17)%
Depreciation and amortization	5,272	5,998	(12)%	15,893	17,185	(8)%
Impairment charge	-	440,020	*	2,720	440,020	(99)%
	39,195	486,767	(92)%	121,246	579,192	(79)%
Operating income (loss)	11,559	(425,779)	*	19,919	(399,619)	*
Interest expense	(8,227)	(8,172)	1%	(21,762)	(27,595)	(21)%
Interest income	70	622	(89)%	388	1,339	(71)%
Loss on debt extinguishment	-	-	*	(4,716)	-	*
Income (loss) before income
taxes	3,402	(433,329)	*	(6,171)	(425,875)	(99)%
Income tax (expense) benefit	(2,802)	78,847	*	(9,311)	76,167	*
Income (loss) before equity in net
loss of nonconsolidated affiliate
and discontinued operations	600	(354,482)	*	(15,482)	(349,708)	(96)%
Equity in net income (loss) of
nonconsolidate affiliate, net of tax	73	(9)	*	(166)	(173)	(4)%
Income (loss) from continuing operations	673	(354,491)	*	(15,648)	(349,881)	(96)%
Loss from discontinued operations	-	-	*	-	(1,573)	*
Net income (loss) applicable
to common stockholders	$673	$(354,491)	*	$(15,648)	$(351,454)	(96)%

Other Data:
Capital expenditures	2,403	5,022		5,295	13,495
Consolidated adjusted EBITDA
(adjusted for non-cash
stock-based compensation) (1)				40,307	60,156
Net cash provided by operating activities				10,197	33,019
Net cash provided by (used in) investing activities				(9,093)	64,804
Net cash used in financing activities				(44,574)	(67,194)

*	Percentage not meaningful.

(1)
Consolidated adjusted EBITDA means net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses,  net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. The maximum allowed leverage ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense. Under our syndicated bank credit facility, our maximum allowed leverage ratio may not exceed 6.75 to 1. The actual leverage ratio was as follows (in each case as of September 30): 2009, 6.7 to 1; 2008, 5.7 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into an amendment to our credit facility agreement in March 2009, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Nine-Month Period
	Ended September 30,
	2009	2008

Consolidated adjusted EBITDA (1)	$40,307	$60,156

Interest expense	(21,762)	(27,595)
Interest income	388	1,339
Loss on debt extinguishment	(4,716)	-
Income tax (expense) benefit	(9,311)	76,167
Amortization of syndication contracts	(1,689)	(2,255)
Payments on syndication contracts	2,119	2,135
Non-cash stock-based compensation included in direct operating
expenses	(489)	(462)
Non-cash stock-based compensation included in selling, general
and administrative expenses	(618)	(579)
Non-cash stock-based compensation included in corporate expenses	(1,098)	(1,409)
Depreciation and amortization	(15,893)	(17,185)
Impairment charge	(2,720)	(440,020)
Equity in net loss of nonconsolidated affiliates	(166)	(173)
Loss from discontinued operations	-	(1,573)
Net loss	(15,648)	(351,454)

Depreciation and amortization	15,893	17,185
Impairment charge	2,720	440,020
Deferred income taxes	8,534	(77,537)
Amortization of debt issue costs	298	302
Amortization of syndication contracts	1,689	2,255
Payments on syndication contracts	(2,119)	(2,135)
Equity in net loss of nonconsolidated affiliate	166	173
Non-cash stock-based compensation	2,205	2,450
Gain on sale of media properties and other assets	(102)	-
Non-cash expenses related to debt extinguishment	945	-
Change in fair value of interest rate swap agreements	(3,850)	3,647
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(3,100)	3,648
Increase in prepaid expenses and other assets	(621)	(100)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,187	(3,205)
Effect of discontinued operations	-	(2,230)
Cash flows from operating activities	$10,197	$33,019

Consolidated Operations

Net Revenue. Net revenue decreased to $50.8 million for the three-month period ended September 30, 2009 from $61.0 million for the three-month period ended September 30, 2008, a decrease of $10.2 million. Of the overall decrease, $5.4 million came from our television segment and was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy, partially offset by an increase in retransmission consent revenue. Additionally, $4.8 million of the overall decrease came from our radio segment and was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy.

Net revenue decreased to $141.2 million for the nine-month period ended September 30, 2009 from $179.6 million for the nine-month period ended September 30, 2008, a decrease of $38.4 million. Of the overall decrease, $20.5 million came from our television segment and was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy, partially offset by an increase in retransmission consent revenue. Additionally, $17.9 million of the overall decrease came from our radio segment and was primarily attributable to a decrease in local and national advertising sales and advertising rates, which in turn was primarily due to the continuing weak economy.

We currently anticipate that net revenue will decrease for the remainder of and full year 2009, due to (i) a continuing challenging advertising environment, primarily the result of the ongoing global financial crisis and the recession; and (ii) the absence of significant political revenue in 2009.  We believe that we will see continued decreases in most advertising groups, especially automotive (our single largest source of advertising revenue) and political advertising. We do not know when the general advertising environment will change.  However, we anticipate that the general advertising environment will not improve until at least the economy improves.

Direct Operating Expenses. Direct operating expenses decreased to $21.0 million for the three-month period ended September 30, 2009 from $25.6 million for the three-month period ended September 30, 2008, a decrease of $4.6 million.  Of the overall decrease, $3.4 million came from our television segment and was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions of personnel and salary reductions. Additionally, $1.2 million of the overall decrease came from our radio segment and was primarily attributable to a decrease in expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions of personnel and salary reductions. As a percentage of net revenue, direct operating expenses decreased to 41% for the three-month period ended September 30, 2009 from 42% for the three-month period ended September 30, 2008. Direct operating expenses as a percentage of net revenue decreased because the decrease in direct operating expenses outpaced the decrease in net revenue.

 Direct operating expenses decreased to $63.7 million for the nine-month period ended September 30, 2009 from $76.3 million for the nine-month period ended September 30, 2008, a decrease of $12.6 million.  Of the overall decrease, $8.3 million came from our television segment and was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions of personnel and salary reductions. Additionally, $4.3 million of the overall decrease came from our radio segment and was primarily attributable to a decrease in expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions of personnel and salary reductions. As a percentage of net revenue, direct operating expenses increased to 45% for the nine-month period ended September 30, 2009 from 42% for the nine-month period ended September 30, 2008. Direct operating expenses as a percentage of net revenue increased because the decrease in net revenue outpaced the decrease in direct operating expenses.

We believe that direct operating expenses will continue to decrease during at least the remainder of 2009 as a result of the cost-savings measures that we implemented during the fourth quarter of 2008 and the first quarter of 2009.  However, we also believe that direct operating expenses as a percentage of net revenue will increase for the full 2009 year because decreases in revenue will continue to outpace decreases in direct operating expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $9.5 million for the three-month period ended September 30, 2009 from $11.4 million for the three-month period ended September 30, 2008, a decrease of $1.9 million. Of the overall decrease, $1.0 million came from our radio segment and was primarily attributable to decreases in salary expense due to reductions of personnel and salary reductions and promotional spending. Additionally, $0.9 million of the overall decrease came from our television segment and was primarily attributable to a decrease in salary expense due to reductions of personnel and salary reductions and employee benefits. As a percentage of net revenue, selling, general and administrative expenses remained the same at 19% for each of the three-month periods ended September 30, 2009 and 2008.

Selling, general and administrative expenses decreased to $28.3 million for the nine-month period ended September 30, 2009 from $33.0 million for the nine-month period ended September 30, 2008, a decrease of $4.7 million. Of the overall decrease, $3.0 million came from our radio segment and was primarily attributable to decreases in salary expense due to reductions of personnel and salary reductions and promotional spending. Additionally, $1.7 million of the overall decrease came from our television segment and was primarily attributable to a decrease in salary expense due to reductions of personnel and salary reductions and employee benefits. As a percentage of net revenue, selling, general and administrative expenses increased to 20% for the nine-month period ended September 30, 2009 from 18% for the nine-month period ended September 30, 2008. Selling, general and administrative expenses as a percentage of net revenue increased because the decrease in net revenue outpaced the decrease in selling, general and administrative expenses.

We believe that selling, general and administrative expenses will continue to decrease during at least the remainder of 2009 as a result of the cost-savings measures that we implemented during the fourth quarter of 2008 and the first quarter of 2009. However, we also believe that selling, general and administrative expenses as a percentage of net revenue will increase for the full 2009 year because decreases in revenue will continue to outpace decreases in selling, general and administrative expenses.

Corporate Expenses. Corporate expenses decreased to $3.4 million for the three-month period ended September 30, 2009 from $3.8 million for the three-month period ended September 30, 2008, a decrease of $0.4 million. The decrease was primarily attributable to the decrease in salary expense due to salary reductions and a decrease in employee benefits. As a percentage of net revenue, corporate expenses increased to 7% for the three-month period ended September 30, 2009 from 6% for the three-month period ended September 30, 2008. Corporate expenses as a percentage of net revenue increased because the decrease in net revenue outpaced the decrease in corporate expenses.

Corporate expenses decreased to $10.6 million for the nine-month period ended September 30, 2009 from $12.7 million for the nine-month period ended September 30, 2008, a decrease of $2.1 million. The decrease was primarily attributable to the elimination of bonuses paid to executive officers, a decrease in salary expense due to salary reductions and a decrease in employee benefits. As a percentage of net revenue, corporate expenses increased to 8% for the nine-month period ended September 30, 2009 from 7% for the nine-month period ended September 30, 2008. Corporate expenses as a percentage of net revenue increased because the decrease in net revenue outpaced the decrease in corporate expenses.

We believe that corporate expenses will continue to decrease during at least the remainder of 2009 as a result of the cost-savings measures that we implemented during the fourth quarter of 2008 and the first quarter of 2009. However, we also believe that corporate expenses as a percentage of net revenue will continue to increase during the remainder of and full year 2009 because decreases in revenue will continue to outpace decreases in corporate expenses.

Depreciation and Amortization. Depreciation and amortization decreased to $5.3 million for the three-month period ended September 30, 2009 from $6.0 million for the three-month period ended September 30, 2008, a decrease of $0.7 million. Depreciation and amortization decreased to $15.9 million for the nine-month period ended September 30, 2009 from $17.2 million for the nine-month period ended September 30, 2008, a decrease of $1.3 million.

Impairment Charge. Continuing operations includes a carrying value adjustment of $2.7 million from our television segment for the nine-month period ended September 30, 2009. The impairment charge of $440 million for the three- and nine-month periods ended September 30, 2008 was a result of a $54 million impairment of goodwill in our radio segment, a $332 million impairment of our radio FCC licenses and a $54 million impairment of our television FCC licenses.

Operating Income (loss). As a result of the above factors, operating income was $11.6 million for the three-month period ended September 30, 2009, compared to an operating loss of $425.8 million for the three-month period ended September 30, 2008. As a result of the above factors, operating income was $19.9 million for the nine-month period ended September 30, 2009, compared to an operating loss of $399.6 million for the nine-month period ended September 30, 2008.

 Interest Expense. Interest expense remained the same at $8.2 million for each of the three-month periods ended September 30, 2009 and 2008.

Interest expense decreased to $21.8 million for the nine-month period ended September 30, 2009 from $27.6 million for the nine-month period ended September 30, 2008, a decrease of $5.8 million. The decrease was primarily attributable to the change in the fair value of our interest rate swap agreements.

Loss on Debt Extinguishment.  We recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to the syndicated bank credit facility for the nine-month period ended September 30, 2009.

Income Tax Expense. Income tax expense for the nine-month period ended September 30, 2009 was $9.3 million. The effective income tax rate was higher than our expected annual tax rate of approximately 38% for the nine-month period ended September 30, 2009 due to state income and capital taxes, other permanent differences, changes in the valuation allowance and deductions attributable to indefinite-lived intangibles.

    As of September 30, 2009, we believe that our deferred tax assets will not be fully realized in the future and have provided a valuation allowance against those deferred tax assets.  In determining our deferred tax assets subject to a valuation allowance, we excluded certain of the deferred tax liabilities attributable to indefinite-lived intangibles.

Loss from Discontinued Operations. We sold our outdoor advertising operations during the second quarter of 2008.  In accordance with ASC 360-10-45, “Impairment or Disposal of Long-Lived Assets”, we reported the results of our outdoor advertising operations in discontinued operations within the consolidated statements of operations.  The loss from discontinued operations was $1.6 million for the nine-month period ended September 30, 2008.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $32.0 million for the three-month period ended September 30, 2009 from $37.5 million for the three-month period ended September 30, 2008, a decrease of $5.5 million. The decrease was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy. We also generated $2.4 million in retransmission consent revenue.

Net revenue in our television segment decreased to $92.0 million for the nine-month period ended September 30, 2009 from $112.5 million for the nine-month period ended September 30, 2008, a decrease of $20.5 million. The decrease was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy. We also generated $7.2 million in retransmission consent revenue. We anticipate that we will continue to generate retransmission consent revenue in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $13.0 million for the three-month period ended September 30, 2009 from $16.4 million for the three-month period ended September 30, 2008, a decrease of $3.4 million.  The decrease was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions in personnel and salary reductions.

Direct operating expenses in our television segment decreased to $40.2 million for the nine-month period ended September 30, 2009 from $48.5 million for the nine-month period ended September 30, 2008, a decrease of $8.3 million.  The decrease was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions in personnel and salary reductions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $4.6 million for the three-month period ended September 30, 2009 from $5.5 million for the three-month period ended September 30, 2008, a decrease of $0.9 million. The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions and employee benefits.

Selling, general and administrative expenses in our television segment decreased to $14.9 million for the nine-month period ended September 30, 2009 from $16.6 million for the nine-month period ended September 30, 2008, a decrease of $1.7 million. The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions and employee benefits.

 Radio

Net Revenue. Net revenue in our radio segment decreased to $18.7 million for the three-month period ended September 30, 2009 from $23.5 million for the three-month period ended September 30, 2008, a decrease of $4.8 million. The decrease was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the continuing weak economy.

Net revenue in our radio segment decreased to $49.1 million for the nine-month period ended September 30, 2009 from $67.0 million for the nine-month period ended September 30, 2008, a decrease of $17.9 million. The decrease was primarily attributable to a decrease in local and national advertising sales and advertising rates, which in turn was primarily due to the continuing weak economy.

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

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $8.0 million for the three-month period ended September 30, 2009 from $9.2 million for the three-month period ended September 30, 2008, a decrease of $1.2 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions in personnel and salary reductions.

Direct operating expenses in our radio segment decreased to $23.5 million for the nine-month period ended September 30, 2009 from $27.7 million for the nine-month period ended September 30, 2008, a decrease of $4.2 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions in personnel and salary reductions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $5.0 million for the three-month period ended September 30, 2009 from $5.9 million for the three-month period ended September 30, 2008, a decrease of $0.9 million. The decrease was primarily attributable to decreases in salary expense due to reductions in personnel and salary reductions and promotional spending.

Selling, general and administrative expenses in our radio segment decreased to $13.5 million for the nine-month period ended September 30, 2009 from $16.4 million for the nine-month period ended September 30, 2008, a decrease of $2.9 million. The decrease was primarily attributable to decreases in salary expense due to reductions in personnel and salary reductions and promotional spending.

Liquidity and Capital Resources

As a result of the ongoing global financial crisis and the recession, and their impact on the advertising marketplace and our customers, we have experienced declining net revenues, which have had a significant negative impact on our cash flows and consolidated adjusted EBITDA as defined as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments.  For a reconciliation of consolidated adjusted EBITDA to cash flow from operating activities, its most directly comparable GAAP financial measure, please see page 21. At September 30, 2009, our total consolidated debt outstanding was $363.9 million.

We have taken a number of steps to address our liquidity as result of the decline in our consolidated adjusted EBITDA. As a result of management’s budgeting process for 2009, taking into consideration the impact that the further rapid deterioration of the economy could have on our results of operation, we amended our syndicated bank credit facility agreement on March 16, 2009. Among other things, the amendment requires compliance with a maximum allowed leverage ratio covenant, calculated as the ratio of consolidated total debt outstanding to trailing-twelve-month consolidated adjusted EBITDA. In addition, the amendment imposes certain additional restrictions on our liquidity and operations, including a significantly higher interest rate on outstanding principal and a sweep of 75% of quarterly excess cash flow, as defined in the amendment, to repay principal on our outstanding consolidated debt.  At the time we entered into the amendment to our syndicated bank credit facility agreement in the first quarter of 2009, we made a prepayment of $40 million to reduce the outstanding amount of our term loans.  See “Syndicated Bank Credit Facility” below.

In order to maintain compliance with the maximum allowed leverage ratio covenant, we will need to achieve certain quarterly, trailing-twelve-month consolidated adjusted EBITDA targets. At September 30, 2009, our cash balance was $20.8 million, our debt outstanding under our syndicated bank credit facility was $361.9 million and we had other debt of $2.0 million.

Under the amended syndicated bank credit facility agreement, our debt to trailing-twelve-month consolidated adjusted EBITDA ratio is required to be below 6.75 at the end of the fourth quarter of 2009, below 6.50 at the end of the first two quarters of 2010 and below 6.25 at the end of the third quarter of 2010.  Since consolidated adjusted EBITDA is based on a trailing-twelve-month period, the consolidated adjusted EBITDA levels needed to achieve compliance each quarter may be reduced or increased based on the results of the preceding three quarters.  Based on the foregoing considerations and our actual results in the preceding three quarters, we believe that consolidated adjusted EBITDA for the three-month period ending December 31, 2009 would have to decrease in excess of approximately 20% from consolidated adjusted EBITDA for the three-month period ended December 31, 2008 in order for us to breach the maximum allowed leverage ratio covenant.  We believe that consolidated adjusted EBITDA for the three-month period ending December 31, 2009 will not be such as to result in a breach of the maximum allowed leverage ratio covenant calculated as of such date; however, events outside our control could give rise to further declining consolidated adjusted EBITDA and there can be no assurance that we will achieve any specific consolidated adjusted EBITDA levels.

We have also implemented significant cost-saving measures, including reductions in personnel, executive bonuses, employee benefits, general corporate expense and capital expenditures in the fourth quarter of 2008, and reductions in salary expense, promotional expense, bonuses, general corporate expense and capital expenditures in the first quarter of 2009. We currently estimate that these cost-saving measures have resulted in an expense reduction of approximately $14 million for the nine-month period ended September 30, 2009.  We currently anticipate that these cost-saving measures will result in expense reductions of approximately $6 million during the fourth quarter of 2009. Through our ongoing efforts to improve our profitability and cash flows, we are continuing to review our business for areas of possible additional improvement, greater efficiency and further cost reductions.

We believe that, as a result of these cost-saving measures and the amendment of our syndicated bank credit facility agreement discussed above, we will be able to achieve the trailing-twelve-month consolidated adjusted EBITDA targets under our amended syndicated bank credit facility agreement, and, therefore, we believe that we will be able to maintain compliance with the maximum allowed leverage ratio covenant under our amended syndicated bank credit facility agreement for at least the next twelve months. However, there is no assurance that these actions will be successful or that further adverse events outside of our control may arise that would result in our inability to comply with the maximum allowed leverage ratio covenant under our amended syndicated bank credit facility agreement. In such event, we would consider a range of transactions or strategies to address any such situation.  For example, we might decide to use remaining cash resources to prepay a portion of our outstanding debt, which may result in limitations on available working capital. Alternatively, in such event, to meet the our cash requirements and avoid failing to comply with the maximum allowed leverage ratio covenant, we might seek to obtain a further waiver or amendment to our amended syndicated bank credit facility agreement, refinance our existing debt, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions, or any other transactions or strategies we might consider, could be consummated on terms satisfactory to us or at all.

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

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We reported a net loss of $15.6 million and had positive cash flow from operations of $10.2 million for the nine-month period ended September 30, 2009. Additionally, as of September 30, 2009, we had an accumulated deficit of $837.7 million. We expect to fund working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, and cash flows from operations. We currently anticipate that funds generated from operations, including cost-saving measures we have taken, and available borrowings under our syndicated bank credit facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

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

On March 16, 2009, we entered into an amendment to our syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

•
The interest that we pay under the credit facility increased.  Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon our leverage ratio. Borrowings under both our revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0.  When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 3.25%.  The term loan currently bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.54% at September 30, 2009. As of September 30, 2009, $361.9 million of the term loan was outstanding.

•
The total amount of our revolver facility was reduced from $150 million to $50 million. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period. New conditions have been added for loans under the revolver facility greater than $5 million. The revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. As of September 30, 2009, we had approximately $1.0 million in outstanding letters of credit and $49 million was available under the revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

•
There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009, through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, is 6.75. The maximum allowed leverage ratio decreases to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011, and through the term of the agreement, the maximum allowed leverage ratio is 5.50. The actual leverage ratio was 6.7 to 1 as of September 30, 2009.  Therefore, we were in compliance with this covenant as of this date.  From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15.

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

•	We are restricted from making future repurchases of shares of our common stock, except under a limited circumstance, which we utilized in May 2009 and may utilize again in the future.

•	We are restricted from making any further debt repurchases in the secondary market.

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

We recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to the syndicated bank credit facility during the nine-month period ended September 30, 2009.

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

Derivative Instruments

We use interest rate swap agreements to manage our exposure to the risks associated with changes in interest rates.  We do not enter into derivative instruments for speculation or trading purposes.  As of September 30, 2009, we had three interest rate swap agreements with a $206 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $155.9 million notional amount, with quarterly increases, that also expires on October 1, 2010.  The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%.  The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%.  It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements.  As of September 30, 2009 and 2008, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected currently in earnings.

As of September 30, 2009, the fair value of the interest rate swap agreements was a liability of $19.4 million and is classified in other short-term liabilities on our balance sheet.  As of December 31, 2008, the fair value of the interest rate swap agreements was a liability of $23.2 million and is classified in other short-term liabilities on our balance sheet.

For the three-month period ended September 30, 2009, we recognized a decrease of $1.3 million in interest expense related to the increase in fair value of the interest rate swap agreements.  For the three-month period ended September 30, 2008, we recognized an increase of $0.4 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

For the nine-month period ended September 30, 2009, we recognized a decrease of $3.8 million in interest expense related to the increase in fair value of the interest rate swap agreements.  For the nine-month period ended September 30, 2008, we recognized an increase of $3.6 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

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

On April 7, 2008, our Board of Directors approved another $100 million stock repurchase program. We repurchased a total of 20.8 million of our outstanding Class A common stock under this program since its inception through September 30, 2009. We are currently restricted from making future repurchases of shares of our common stock under the terms of our amended syndicated bank credit facility except under a limited circumstance, which we utilized in May 2009 and may utilize again in the future.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $40.3 million for the nine-month period ended September 30, 2009 from $60.2 million for the nine-month period ended September 30,  2008, a decrease of $19.9 million, or 33%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 29% for the nine-month period ended September 30, 2009 from 34% for the nine-month period ended September 30, 2008.

Consolidated adjusted EBITDA means net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include loss (gain) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. The maximum allowed leverage ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense. Under our syndicated bank credit facility, our maximum allowed leverage ratio may not exceed 6.75 to 1. The actual leverage ratio was as follows (in each case as of September 30): 2009, 6.7 to 1; 2008, 5.7 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into an amendment to our credit facility agreement in March 2009, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

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

Cash Flow

Net cash flow provided by operating activities was $10.2 million for the nine-month period ended September 30, 2009 compared to net cash flow provided by operating activities of $33.0 million for the nine-month period ended September 30, 2008.  We had a net loss of $15.6 million for the nine-month period ended September 30, 2009, which was partially offset by non-cash expenses, including depreciation and amortization expense of $15.9 million, deferred income taxes of $8.5 million and a carrying value adjustment of $2.7 million. We expect to continue to have positive cash flow from operating activities for at least the remainder of 2009.

Net cash flow used in investing activities was $9.1 million for the nine-month period ended September 30, 2009, compared to net cash flow provided by investing activities of $64.8 million for the nine-month period ended September 30, 2008. During the nine-month period ended September 30, 2009, we spent $5.4 million on net capital expenditures and $3.8 million related to the acquisition of television assets in Reno, Nevada. During the nine-month period ended September 30, 2008, we received $101.5 million from the sale of our outdoor advertising business and spent $13.4 million on net capital expenditures and $22.9 million related to the acquisition of radio assets in Orlando, Florida. We anticipate that our capital expenditures will be approximately $6.5 million during the full year 2009. Under the terms of our amended credit facility agreement, we are restricted from making acquisitions and investments when the leverage ratio is greater than 4.0, which is the case at the present time.

Net cash flow used in financing activities was $44.6 million for the nine-month period ended September 30, 2009, compared to $67.2 million for the nine-month period ended September 30, 2008. During the nine-month period ended September 30, 2009, we made net debt payments of $42.6 million, paid $1.2 million in fees and expenses related to the amendment of our syndicated bank credit facility, repurchased 1.3 million shares of our Class A common stock for $1.1 million including transaction fees and received net proceeds of $0.3 million from the sale of shares issued under our 2001 Employee Stock Purchase Plan. During the nine-month period ended September 30, 2008, we repurchased 8.8 million shares of our Class A common stock for $46.5 million including transaction fees, repurchased 1.5 million shares of our Class U common stock for $10.4 million, made net debt payments of $11.0 million and received net proceeds of $0.8 million from the sale of shares issued under our 2001 Employee Stock Purchase Plan. Under the terms of our amended credit facility agreement, we are prevented from making future repurchases of our Class A common stock except under a limited circumstance, which we utilized in May 2009 and may utilize again in the future.

In order comply with the terms of our amended credit facility agreement, our capital expenditures may not exceed $10 million in each of 2009 and 2010. During the full year 2009, we anticipate that our capital expenditures will be approximately $6.5 million.  We anticipate paying for these capital expenditures out of net cash flow from operations.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.54% at September 30, 2009. As of September 30, 2009, $361.9 million of our term loan was outstanding.  Our revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on our leverage. As of September 30, 2009, we had approximately $1 million in outstanding letters of credit and $49 million was available under the revolving facility for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of September 30, 2009, we had three interest rate swap agreements with a $206 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $155.9 million notional amount, with quarterly increases, that also expires on October 1, 2010.  The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%.  The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%. It is expected that the term loan amounts will not exceed the notional amount of the four interest rate swap agreements.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of September 30, 2009, our interest rate swap agreements were not designated for hedge accounting treatment, and as a result, the fair value was a liability of $19.4 million and was classified as other current liabilities on our balance sheet. For the three-month period ended September 30, 2009, we recognized a decrease of $1.3 million of interest expense related to the increase in fair value of the interest rate swap agreements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

 On April 7, 2008, our Board of Directors approved our current stock repurchase program. We are authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. We are currently restricted from making future repurchases of shares of our common stock under the terms of our amended syndicated bank credit facility except under a limited circumstance, which we utilized in May 2009 and may utilize again in the future.

There were no stock repurchases for the three-month period ended September 30, 2009.

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

Date: November 6, 2009
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