Form 10-K
period 2009-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2010-03-31
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was approximately $29,143,275 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 1, 2010, there were 52,592,982 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,587,433 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders scheduled to be held on May 27, 2010 are incorporated by a reference in Part III hereof.

EXPLANATORY NOTE

In this Annual Report on Form 10-K for the year ended December 31, 2009, we are restating our consolidated financial statements (and related disclosures) as of and for the year ended December 31, 2008, which are included in “Financial Statements and Supplementary Data” in Item 8. This Form 10-K also (i) reflects the restatement of “Selected Financial Data” in Item 6 as of and for the year ended December 31, 2008 and (ii) amends “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 as it relates to the year ended December 31, 2008. We do not intend to file any other amended Annual Reports on Form 10-K. For this reason, the Consolidated Financial Statements and related financial information as of and for the year ended December 31, 2008 contained in any of our previously filed financial reports should no longer be relied upon as filed.

During 2009, we identified an error in the income tax benefit related to our valuation allowance for the year ended December 31, 2008. This error related to the tax effect of the adjustments to the carrying value of indefinite-lived intangible assets due to the impairment charges we recorded during 2008. This error and its correction is solely the result of originations and reversals of deferred tax differences and their effect on the valuation allowance recorded on the deferred tax assets. As a result, the income tax benefit decreased by $40.6 million for the year ended December 31, 2008, which results in a corresponding increase in loss from continuing operations, net loss and accumulated deficit and a decrease in stockholders’ equity. The long-term deferred income tax liability increased by $42.5 million and the current deferred tax asset, which is recorded in the line “prepaid expenses and other current assets” on the balance sheet, increased by $1.9 million. Accordingly, the annual results of operations for the period ended December 31, 2008 have been restated. For additional information, please see Note 2, Restatement of Previously Issued Consolidated Financial Statements, to Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The correction of this error had no effect on net revenue, operating income (loss) or income (loss) before income taxes. There was no impact to cash flows from operating activities, investing activities and financing activities.

We are also restating our consolidated financial information (and related disclosures) as of and for the three- and nine-month periods ended September 30, 2008. The income tax benefit decreased by $16.0 million for the three- and nine-month periods ended September 30, 2008, which results in a corresponding increase in loss from continuing operations, net loss, long-term deferred income tax liability and accumulated deficit and a decrease in stockholders’ equity. We do not intend to file an amended Quarterly Report on Form 10-Q. For this reason, the Consolidated Financial Statements and related financial information for the restated quarter contained in any of our previously filed financial reports should no longer be relied upon as filed. For additional information, please see Note 17, Quarterly Results of Operations (Unaudited), to Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

We are also restating our consolidated balance sheets as of March 31, 2009, as of June 30, 2009, and as of September 30, 2009. We do not intend to file any other amended Quarterly Reports on Form 10-Q. For this reason, the Consolidated Balance Sheet and related financial information for the restated quarters contained in any of our previously filed financial reports should no longer be relied upon as filed.

For the first three quarters of 2009, the correction of this error resulted in an increase in the current deferred tax asset, long-term deferred tax liabilities and accumulated deficit and a decrease in stockholders’ equity on our balance sheets, but will not affect our statements of operations for these periods. For additional information, please see Note 17, Quarterly Results of Operations (Unaudited), to Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

i

The effect of the restatement on the Company’s consolidated balance sheet as of December 31, 2008 and consolidated statement of operations for year ended December 31, 2008 is as follows (in thousands, except per share data):

BALANCE SHEET DATA:

	December 31, 2008
	As Reported	As Restated
Current assets
Cash and cash equivalents	$64,294	$64,294
Trade receivables	44,855	44,855
Prepaid expenses and other current assets	5,252	7,196

Total current assets	114,401	116,345

Total Assets	$591,039	$592,983

Current liabilities	58,767	58,767
Long-term debt	405,521	405,521
Other long-term liabilities	14,038	14,038
Deferred income taxes	—	42,563

Total liabilities	478,326	520,889

Accumulated deficit	(822,045)	(862,664)
Total stockholders' equity	112,713	72,094

Total liabilities and stockholders' equity	$591,039	$592,983

STATEMENTS OF OPERATIONS DATA:

	For the Year Ended December 31, 2008
	As Reported	As Restated
Net revenue	$232,335	$232,335
Operating loss	(563,160)	(563,160)
Loss before income taxes	(594,546)	(594,546)
Income tax benefit	110,705	70,086
Net loss applicable to common stockholders	$(487,937)	$(528,556)

Net loss per share, basic and diluted	$(5.39)	$(5.84)

The effect of the restatements on the Company’s unaudited interim consolidated quarterly financial information and a summary of the quarterly results of operations for the three- and nine-month periods ended September 30, 2008 is as follows (in thousands, except per share data):

BALANCE SHEET DATA:

	September 30, 2008
	As Reported	As Restated
Total assets	$824,653	$824,653

Current liabilities	$50,942	$50,942

Long-term debt	472,000	472,000
Other long-term liabilities	14,522	14,522
Deferred income tax liabilities	34,542	50,493

Total liabilities	572,006	587,957

Accumulated deficit	(685,562)	(701,513)
Total stockholders' equity	252,647	236,696

Total liabilities and stockholders' equity	$824,653	$824,653

STATEMENTS OF OPERATIONS DATA:

	Three-Month Period Ended September 30, 2008		Nine-Month Period Ended September 30, 2008
	As Reported	As Restated	As Reported	As Restated
Net revenue	$60,988	$60,988	$179,573	$179,573
Operating loss	(425,779)	(425,779)	(399,619)	(399,619)
Loss before income taxes	(433,329)	(433,329)	(425,875)	(425,875)
Income tax benefit	78,847	62,896	76,167	60,216
Net loss applicable to common stockholders	$(354,491)	$(370,442)	$(351,454)	$(367,405)

Net loss per share, basic and diluted	$(3.98)	$(4.16)	$(3.82)	$(3.99)

The effect of the restatements on the Company’s unaudited interim consolidated quarterly financial information as of March 31, 2009 is as follows (in thousands, except per share data):

	March 31, 2009
	As Reported	As Restated
Current assets
Cash and cash equivalents	$16,776	$16,776
Trade receivables	40,949	40,949
Prepaid expenses and other current assets	4,875	6,819

Total current assets	62,600	64,544

Total assets	$534,893	$536,837

Current liabilities	$29,866	$29,866

Long-term debt	365,521	365,521
Other long-term liabilities	35,048	35,048
Deferred income tax liabilities	5,801	48,364

Total liabilities	436,236	478,799

Accumulated deficit	(836,539)	(877,158)
Total stockholders' equity	98,657	58,038

Total liabilities and stockholders' equity	$534,893	$536,837

The effect of the restatements on the Company’s unaudited interim consolidated quarterly financial information as of June 30, 2009 is as follows (in thousands, except per share data):

	June 30, 2009
	As Reported	As Restated
Current assets
Cash and cash equivalents	$18,838	$18,838
Trade receivables	46,674	46,674
Prepaid expenses and other current assets	4,593	6,537

Total current assets	70,105	72,049

Total assets	$535,395	$537,339

Current liabilities	$54,531	$54,531

Long-term debt	364,521	364,521
Other long-term liabilities	12,754	12,754
Deferred income tax liabilities	6,567	49,130

Total liabilities	438,373	480,936

Accumulated deficit	(838,366)	(878,985)
Total stockholders' equity	97,022	56,403

Total liabilities and stockholders' equity	$535,395	$537,339

The effect of the restatements on the Company’s unaudited interim consolidated quarterly financial information as of September 30, 2009 is as follows (in thousands, except per share data):

	September 30, 2009
	As Reported	As Restated
Current assets
Cash and cash equivalents	$20,824	$20,824
Trade receivables	48,316	48,316
Prepaid expenses and other current assets	5,532	7,476

Total current assets	74,672	76,616

Total assets	$536,984	$538,928

Current liabilities	$53,326	$53,326

Long-term debt	362,949	362,949
Other long-term liabilities	12,872	12,872
Deferred income tax liabilities	9,388	51,951

Total liabilities	438,535	481,098

Accumulated deficit	(837,693)	(878,312)
Total stockholders' equity	98,449	57,830

Total liabilities and stockholders' equity	$536,984	$538,928

All amounts referenced to December 31, 2008 and the year then ended in this Form 10-K reflect such amounts on a restated basis. Also, comparisons of 2009 and 2008 to any other years in discussions contained in this Form 10-K have been revised from those included in our Annual Report on Form 10-K for 2008 as necessary to reflect the restated information contained herein.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

v

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

•	our continued compliance with all of our obligations, including financial covenants and ratios, under the amended credit facility agreement;

•	cancellations or reductions of advertising due to the current economic environment or otherwise;

•	advertising rates remaining constant or decreasing;

•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;

•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;

•	our relationship with Univision Communications Inc., or Univision;

•	our ability to continue to generate revenue under retransmission consent agreements;

•

subject to restrictions contained in the amended credit facility agreement, the overall success of our acquisition strategy, which historically has included developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	the duration and severity of the current economic environment;

•	the impact of previous and any future impairment of our assets;

•	risks related to changes in accounting interpretations; and

•	the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of the recent passage of new Federal healthcare laws.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 25 below.

ITEM 1. BUSINESS

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

Overview

Introduction

Entravision Communications Corporation and its wholly owned subsidiaries, or Entravision, is a diversified Spanish-language media company utilizing a combination of television and radio operations to reach Hispanic consumers across the United States, as well as the border markets of Mexico. We own and/or operate 53 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. Entravision is the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network, with television stations in 20 of the nation’s top 50 U.S. Hispanic markets. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours. For a more complete discussion of our relationship with Univision, please see “Our Relationship with Univision” and “Television—Television Programming” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”; and for a discussion of various risks related to our relationship with Univision, please see “Risk Factors.”

With the purchase of Univision Communications Inc. in 2007 by a private equity consortium, we are now the largest independent public media company focused principally on the U.S. Hispanic audience. We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and operate 48 radio stations in 19 U.S. markets. Our radio stations consist of 37 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

Our net revenue for the year ended December 31, 2009 was approximately $189.2 million. Of that amount, revenue generated by our television segment accounted for 66%, revenue generated by our radio segment accounted for 34%.

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

The Hispanic Market Opportunity in the United States

Our media assets target densely-populated and fast-growing Hispanic markets in the United States. We operate media properties in 14 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we operate media properties in 13 of the 20 fastest-growing markets. Despite the current uncertain economic environment, we believe that targeting the U.S. Hispanic market will translate into revenue growth in the future for the following reasons:

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. Over 46 million Hispanics live in the United States, accounting for over 15% of the total U.S. population. The overall Hispanic population is growing at nearly 7 times the rate of the non-Hispanic population and is expected to grow to 81.2 million, or approximately 22% of the total U.S. population, by 2029. Approximately 53% of the total future growth in the U.S. population through 2029 is expected to come from the Hispanic community.

Spanish-Language Use. Approximately 78% of Hispanics age 5 and over in the United States speak some Spanish at home. The number of U.S. Hispanics that speak some Spanish at home is expected to grow from 33.2 million in 2009 to 54.8 million in 2029. We believe that the strong Spanish-language use among Hispanics indicates that Spanish-language media will continue to be an important source of news, sports and entertainment for Hispanics and an important vehicle for marketing and advertising.

Increasing U.S. Hispanic Buying Power. The U.S. Hispanic population is estimated to have accounted for total consumer expenditures of over $830 billion in 2009, an increase of 32% since 2004. Hispanics are expected to account for over $1.1 trillion in consumer expenditures by 2014, and by 2029 Hispanics are expected to account for approximately $3.4 trillion in consumer expenditures, or 14% of total U.S. consumer spending. Hispanic buying power is expected to grow at nearly four times the rate of the Hispanic population growth by 2029. We believe that these factors make Hispanics an attractive target audience for many major advertisers.

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We believe that the larger size and younger age of Hispanic households (averaging 3.4 persons and 28.0 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 40.2 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 3% more per year than the average U.S. non-Hispanic household on food at home, 74% more on children’s clothing, 41% more on footwear and 26% more on laundry and household cleaning products. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

Spanish-Language Advertising. Over $4.0 billion of total advertising expenditures in the United States were placed in Spanish-language media in 2008, the most recent year for which such data is available, of which approximately 82% was placed in Spanish-language television and radio advertising. We believe that major advertisers have found that Spanish-language media are more cost-effective means to target the growing U.S. Hispanic audience than English-language media.

Business Strategy

We seek to increase our advertising revenue through the following strategies:

Effectively Use Our Networks and Media Brands. We are the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represented an approximately 75% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of December 2009. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, including a prime time schedule on its primary network of substantially all first-run programming throughout the year.

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

We operate our radio network using four formats designed to appeal to different listener tastes. We format the programming of our network and radio stations in an effort to capture a substantial share of the U.S. Hispanic audience in each of our radio markets. In markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners.

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

Target Other Attractive U.S. Hispanic Markets and Fill-In Acquisitions. Currently, we are restricted from engaging in future acquisitions under the terms of the amended credit facility agreement. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below. However, we believe that our knowledge of, and experience with, the U.S. Hispanic marketplace will enable us to identify acquisitions in the television and radio markets in the future, should such restrictions be removed. Additionally, since our inception, we have used our management expertise, programming, local involvement and brand identity to improve our acquired media properties. Please see “Acquisition and Disposition Strategies” below.

Acquisition and Disposition Strategies

Historically, our acquisition strategy has been focused on increasing our presence in those markets in which we already compete, as well as expanding our operations into U.S. Hispanic markets where we do not own properties. We have targeted fast-growing and high-density U.S. Hispanic markets. These have included many markets in the southwestern United States, including Texas, California and various other markets along the United States/Mexican border. In addition, we have pursued other acquisition opportunities in key strategic markets, or those which otherwise supported our long-term growth plans.

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

In furtherance of the acquisition strategy outlined above, in April 2009, we acquired the assets of television station KREN-TV, serving the Reno, Nevada market for approximately $4.3 million. We reduced the carrying value of the assets of television station KREN-TV to its fair value of $1.6 million by recording a carrying value adjustment of $2.7 million. This charge is included in the consolidated statements of operations for continuing operations.

In March 2008, we acquired radio station WNUE-FM, serving the Orlando, Florida, market for $24.1 million. In addition, in May 2008, we sold the outdoor advertising business to Lamar Advertising Co. for $101.5 million.

In December 2007, we upgraded the FCC license of radio station KRCY-FM (now KRRN-FM) in the Las Vegas, Nevada market for $8.7 million.

In April 2007 we acquired a full power television construction permit in Colorado Springs, Colorado for $2.6 million in an auction held by the FCC. This station, KVSN-TV, became fully operational in the first quarter of 2009.

Currently, we are restricted from engaging in future acquisitions under the terms of the amended credit facility agreement. We cannot at this time determine the effect that these restrictions will have on our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below.

In addition, we periodically review our portfolio of media properties and, from time to time, seek to divest non-core assets in markets where we do not see the opportunity to grow to scale and build out clusters.

We have a history of net losses that may impact, among other things, our ability to implement our growth strategies. We had net losses of approximately $50.1 million, $528.6 million and $43.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Our Relationship with Univision

Substantially all of our television stations are Univision- or TeleFutura-affiliated television stations. Our network affiliation agreements with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and TeleFutura network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under the network affiliation agreements, we generally retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, and approximately four and a half minutes per hour of the available advertising time on the TeleFutura network. Those allocations are subject to adjustment from time to time by Univision.

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national and regional advertising sales on our Univision- and TeleFutura-affiliate television stations, and Entravision pays certain sales representation fees to Univision relating to national and regional advertising sales.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned TeleFutura and Univision affiliates in six markets—Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and TeleFutura-affiliated television station signals for a term of six years. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with cable and other television service providers.

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

Television

Overview

We own and/or operate Univision-affiliated television stations in 24 markets, including 20 of the top 50 Hispanic markets in the United States. Our television operations are the largest affiliate group of the Univision networks. Univision’s primary network is the leading Spanish-language network in the United States, reaching approximately 95% of all U.S. Hispanic households. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represent an approximately 75% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of December 2009. We operate both Univision and

TeleFutura affiliates in 20 of our 24 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day, seven days a week. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

Television Programming

Univision Primary Network Programming. Univision directs its programming primarily toward a young, family-oriented audience. It begins daily with Despierta America and another talk show, Monday through Friday, followed by drama shows and novelas. In the late afternoon and early evening, Univision offers an entertainment magazine, a news magazine and national news, in addition to local news produced by our television stations. During prime time, Univision airs novelas, variety shows, talk shows, news magazines and reality shows, as well as specials. Prime time is followed by late news. Overnight programming consists primarily of repeats of programming aired previously on the network. Weekend daytime programming begins with children’s programming, and is generally followed by sports, reality, comedy shows and movies.

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

Entravision Local Programming. We believe that our local news brands our stations in our television markets. We shape our local news to relate to and inform our audiences. In 10 of our television markets, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot among adults 18-34 years of age. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets. In several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

Network Affiliation Agreements. Substantially all of our television stations are Univision- or TeleFutura-affiliated television stations. Our network affiliation agreements with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and TeleFutura network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under the affiliation agreements, we generally retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, and approximately four and a half minutes per hour of the available advertising time on the TeleFutura network. Those allocations are subject to adjustment from time to time by Univision.

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

We also have an agreement with Master Distribution Service, Inc., or MDS, an affiliate of Fox, which gives us the right to provide 10 hours per week of MyNetworkTV programming on XHRIO-TV, KXOF-CA, and XDTV-TV, serving the Tecate/San Diego market. This agreement expires in October 2011 and may be extended for successive one-year periods.

Our network affiliation agreement with The CW Network, LLC, or CW, gives us the right to broadcast CW network programming on KSFE-LP, KTIZ-LP, and KNVO-DT serving the Harlingen-Weslaco-Brownsville-McAllen market, through 2011. We have also entered into a network affiliation agreement with CW giving us the right to broadcast CW network programming through 2013 on KRNS-CA and KREN-DT, serving the Reno, Nevada market.

Our network affiliation agreement with LATV Networks, LLC, or LATV, gives us the right to broadcast LATV network programming on the digital streams of certain of our television stations. Either party may terminate the affiliation with respect to a given station 30 months after the launch of such station. For a more complete discussion of this agreement, please see Note 13 to Notes to Consolidated Financial Statements.

We also have the right to deliver MTV Tres network programming, on a month-to-month basis, on Time Warner Cable in the Harlingen-Weslaco-Brownsville-McAllen market.

We cannot guarantee that our current network affiliation agreements will be renewed beyond their current expiration dates under their current terms or at all.

Marketing Agreements. Our marketing and sales agreement with Univision gives us the right through 2021 to manage the marketing and sales operations of Univision-owned TeleFutura and Univision affiliates in six markets—Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Long-Term Time Brokerage Agreements. We operate each of XDTV-TV, serving the Tecate/San Diego market; XHAS-TV, serving the Tijuana/San Diego market; and XHRIO-TV, serving the Matamoros/ Harlingen-Weslaco-Brownsville-McAllen market under long-term time brokerage agreements. Under those agreements, in combination with certain of our Mexican affiliates and subsidiaries, we provide the programming and related services available on these stations, but the stations retain absolute control of the content and other broadcast issues. These long-term time brokerage agreements expire in 2030, 2035 and 2038, respectively, and each provides for automatic, perpetual 30-year renewals unless both parties consent to termination. Each of these agreements provides for substantial financial penalties should the other party attempt to terminate prior to its expiration without our consent, and they do not limit the availability of specific performance as a remedy for any such attempted early termination.

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel	Programming
Harlingen-Weslaco-Brownsville-McAllen, Texas (1)	10	354,150	294,650	83.2%	KNVO-TV, Channel 48 KVTF-CA, Channel 20 (2) KFTN-CA, Channel 30 (2) KTFV-CA, Channel 32 (2) KTIZ-LP, Channel 52 KSFE-LP, Channel 67	Univision TeleFutura TeleFutura TeleFutura CW CW
Albuquerque-Santa Fe, New Mexico	12	694,040	248,590	35.8%	KLUZ-TV, Channel 41 KTFQ-TV, Channel 14 (3) KTFA-LP, Channel 48	Univision TeleFutura Home Shopping Network
San Diego, California	14	1,073,390	239,520	22.3%	KBNT-CA, Channel 17 (2) KHAX-LP, Channel 49 KTCD-LP, Channel 46 KDTF-LP, Channel 36	Univision Univision Univision TeleFutura
Denver-Boulder, Colorado	15	1,539,380	234,750	15.2%	KCEC-TV, Channel 50 K43FN, Channel 43 K54IK, Channel 54 KTFD-TV, Channel 14 (3) KDVT-LP, Channel 36	Univision Univision Univision TeleFutura Univision
El Paso, Texas	16	310,760	222,800	71.7%	KINT-TV, Channel 26 KTFN-TV, Channel 65	Univision TeleFutura
Orlando-Daytona Beach-Melbourne, Florida	17	1,455,620	202,710	13.9%	WVEN-TV, Channel 26 W47DA, Channel 47 WVCI-LP, Channel 16 WOTF-TV, Channel 43 (3)	Univision Univision Univision TeleFutura
Tampa-St. Petersburg (Sarasota), Florida	18	1,805,810	194,490	10.8%	WVEA-TV, Channel 62 WFTT-TV, Channel 50 (3) WVEA-LP, Channel 46	Univision TeleFutura Jewelry TV
Washington, D.C. (Hagerstown, Maryland)	20	2,335,040	184,970	7.9%	WFDC-TV, Channel 14 (3) WMDO-CA, Channel 47 (2)(4) WJAL-TV, Channel 68	Univision TeleFutura English-Language
Las Vegas, Nevada	22	721,780	154,670	21.4%	KINC-TV, Channel 15 KNTL-LP, Channel 47 KWWB-LP, Channel 45 KELV-LP, Channel 27	Univision Univision Univision TeleFutura
Boston, Massachusetts	24	2,410,180	132,300	5.5%	WUNI-TV, Channel 27 WUTF-TV, Channel 66 (3)	Univision TeleFutura
Corpus Christi, Texas	26	199,560	105,400	52.8%	KORO-TV, Channel 28 KCRP-CA, Channel 41 (2)	Univision TeleFutura
Hartford-New Haven, Connecticut	32	1,010,630	82,870	8.2%	WUVN-TV, Channel 18 WUTH-CA, Channel 47 (2)	Univision TeleFutura
Monterey-Salinas-Santa Cruz, California	34	227,390	68,800	30.3%	KSMS-TV, Channel 67 KDJT-CA, Channel 33 (2)	Univision TeleFutura
Laredo, Texas	35	69,790	64,690	92.7%	KLDO-TV, Channel 27 KETF-CA, Channel 25 (2) KXOF-CA, Channel 39	Univision TeleFutura Fox
Yuma, Arizona-El Centro, California	36	118,300	64,350	54.4%	KVYE-TV, Channel 7 KAJB-TV, Channel 54 (3)	Univision TeleFutura
Palm Springs, California	38	161,110	62,570	38.8%	KVER-CA, Channel 4 (2) KVES-LP, Channel 28 KEVC-CA, Channel 5 (2)	Univision Univision TeleFutura
Odessa-Midland, Texas	40	143,710	55,580	38.7%	KUPB-TV, Channel 18	Univision
Colorado Springs-Pueblo, Colorado	41	334,710	52,770	15.8%	KVSN-TV, Channel 48 KGHB-CA, Channel 27 (2)	Univision TeleFutura

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel	Programming
Santa Barbara-Santa Maria- San Luis Obispo, California	44	241,370	51,480	21.3%	KPMR-TV, Channel 38 K10OG, Channel 10 (2) K17GD, Channel 17 (2) K28FK, Channel 28 (2) KTSB-CA, Channel 35 (2)	Univision TeleFutura TeleFutura TeleFutura TeleFutura
Lubbock, Texas	47	158,360	47,020	29.7%	KBZO-LP, Channel 51	Univision
Wichita-Hutchinson, Kansas	54	452,710	37,180	8.2%	KDCU-DT, Channel 46	Univision
Reno, Nevada	55	270,500	37,000	13.7%	KREN-TV, Channel 27 KREN-LP, Channel 29 KNVV-LP, Channel 41 (7) KRNS-CA, Channel 46 (2)	Univision Univision TeleFutura CW
Springfield-Holyoke, Massachusetts	63	262,960	28,170	10.7%	WHTX-LP, Channel 43	Univision
San Angelo, Texas	81	54,580	15,990	29.3%	KEUS-LP, Channel 31 KANG-CA, Channel 41 (2)	Univision TeleFutura
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XDTV-TV, Channel 49 (5)	MyNetworkTV
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV, Channel 33 (5)	Telemundo
Matamoros, Tamaulipas, Mexico (Harlingen-Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV, Channel 2 (5)	Fox

Source: Nielsen Media Research 2010 universe estimates.

(1)	We also deliver the MTV Tres program service on Time Warner Cable in this market.
(2)	“CA” in call letters indicates station is under Class A television service. Certain stations without this designation are also Class A stations.
(3)	We provide the sales and marketing function of this station under a marketing and sales arrangement.
(4)	We also operate a digital service for this station on Channel 8.
(5)	We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.

Digital Television Technology. As we implement digital television transmission technology for our television stations, we will operate in an environment where we can decide the resolution and number of broadcast streams we provide in our over-the-air transmissions. Depending on how high a resolution level we elect to transmit our programming with, we have the technological capability to transmit over-the-air broadcast streams containing from two to six program streams using the bandwidth authorized to each digital station. The transmission of such multiple programming streams is referred to as multicasting. At the current time, we have begun multicasting operations with certain of our television stations. We are multicasting TeleFutura network programming and LATV network programming at a number of our stations, along with our primary program streams. In addition, we are multicasting CW network programming in two of our markets. We are evaluating these multicasting operations as well as the amount of bandwidth we must allocate to our primary program streams and may consider either expanding or limiting our multicasting operations, or keeping these multicasting operations substantially as at present.

Television Advertising

Substantially all of the revenue from our television operations is derived from local and national advertising.

Local. Local advertising revenue is generated from commercial airtime and is sold directly by the station to an in-market advertiser or its agency. In 2009, local advertising accounted for approximately 50% of our total television revenue.

National. National advertising revenue represents commercial time sold to a national advertiser within a specific market by Univision, our national representative firm. For these sales, Univision is paid a 15%

commission on the net revenue from each sale (gross revenue less agency commission). We target the largest national Spanish-language advertisers that collectively purchase the greatest share of national advertisements through Univision. The Univision representative works closely with each station’s national sales manager. This has enabled us to secure national advertisers, including Verizon Wireless, McDonald’s Corporation, Ford Motor Company, Cricket Communications, Inc., Taco Bell, Jack in the Box, Inc., AT&T Mobility LLC, and Toyota Motor Corporation. We also added significant new national advertising accounts in 2009, including Morgan & Morgan, P.A., Innovative Brands, LLC, JP Morgan Chase & Co., and First Choice Power, among others. We also have a national advertising representative arrangement with Telemundo. Our stations that broadcast Fox, CW and MyNetworkTV network programming are represented by Petry Television. In 2009, national advertising accounted for approximately 42% of our total television revenue.

Retransmission Consent Revenue

We also generate revenue from retransmission consent agreements that are entered into with cable, satellite and internet-based television service providers. We refer to such revenue as retransmission consent revenue, which represents payments from these entities for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted Univision the right to negotiate on our behalf the terms of retransmission consent agreements for our Univision- and TeleFutura-affiliated television station signals. Our agreement with Univision also provides terms relating to the calculation and amount of retransmission consent revenue to be paid to us with respect to such retransmission consent agreements. We also directly negotiate retransmission consent agreements for certain television station signals which are not Univision or TeleFutura affiliates.

In 2009, retransmission consent revenue accounted for approximately 8% of our total television revenue. We anticipate that retransmission consent revenue will continue to be a growing source of net revenues.

Network Revenue

Network compensation represents compensation for broadcasting network programming. In 2009, network compensation accounted for approximately 1% of our total television revenue.

Television Marketing/Audience Research

We derive our revenue primarily from selling advertising time. The relative advertising rates charged by competing stations within a market depend primarily on the following factors:

•	the station’s ratings (households or people viewing its programs as a percentage of total television households or people in the viewing area);

•	audience share (households or people viewing its programs as a percentage of households or people actually watching television at a specific time);

•	the demographic qualities of a program’s viewers (primarily age and gender);

•	the demand for available air time;

•	the time of day the advertising will run;

•	competitive conditions in the station’s market, including the availability of other advertising media; and

•	general economic conditions, including advertisers’ budgetary considerations.

Nielsen ratings provide advertisers with the industry-accepted measure of television viewing. Nielsen offers a general market service measuring all television audience viewing, as well as a separate service to specifically measure U.S. Hispanic audience viewing at the local market level. In recent years, Nielsen has modified the methodology of its general market service in an effort to more accurately measure U.S. Hispanic viewing by using language spoken in the home as a control characteristic of its metered market sample. Nielsen has also added weighting by language as part of its local metered market methodology. Nielsen also continues to improve the methods by which it electronically measures television viewing, and has expanded its Local People Meter service to several of our markets. We believe that this improvement will continue to result in ratings gains for us, allowing us to further increase our advertising rates and narrow any disparities that have historically existed between English-language and Spanish-language advertising rates. We have made significant investments in experienced sales managers and account executives and have provided our sales professionals with research tools to continue to attract major advertisers.

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

We believe that our primary competitive advantages are the quality of the programming we receive through our affiliation with Univision and the quality of our local news. Over the past several years, Univision’s programming has consistently ranked first in prime time television among all U.S. Hispanic adults. In addition, Univision’s primary network and the TeleFutura Network together have maintained superior audience ratings among all U.S. Hispanic households when compared to both Spanish-language and English-language broadcast networks. Similarly, our local news achieves strong audience ratings. In ten of our television markets, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot among adults 18-34 years of age.

NBC-owned Telemundo is the second-largest Spanish-language television network in the United States. As of December 31, 2008, Telemundo had total coverage reaching approximately 93% of all Hispanic households in its markets.

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

Radio Programming

Radio Network. We broadcast into markets with an aggregate of approximately 18 million U.S. Hispanics. Our radio network broadcasts into 16 of the 19 markets that we serve. Our network allows advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner and at a cost that is generally lower than our English-language counterparts.

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

Radio Formats. Our radio network produces four music formats that are simultaneously distributed via satellite with a digital CD-quality sound to our stations. Each of these formats appeals to different listener preferences:

•

La Tricolor is a personality-driven format that includes “Piolin por la Mañana” in eight markets, “Erazno y La Chokolata” in the afternoon drive, and Mexican country-style music that primarily targets male Hispanic listeners 18-49 years of age;

•

“José: Nunca Sabes Lo Que Va Tocar” (“You never know what he’ll play”) features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present that targets Hispanic adults ages 25-54;

•	“Maria: Siempre Romantica” (“Maria: Always Romantic”) features a Spanish-language romantic ballads format targeting primarily Hispanic women 18-49 years of age; and

•

“El Gato” is an upbeat and energetic regional Mexican format targeting primarily Hispanic adults 18-34 years of age. In El Paso the format has a slightly different musical blend to reflect northern Mexican influences.

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

•

In the Sacramento market, we offer two English-language formats, a contemporary hit format targeting primarily adults 18-34 years of age and a country format targeting primarily adults 25-54 years of age;

•

On our AM station in Phoenix we program “ESPN Deportes,” a Spanish-language sports talk format targeting primarily Hispanic adults 18-34 years of age, that is provided to us by a third party pursuant to a network affiliation agreement; and

•	In the Orlando market, we offer a Spanish Tropical format—a mix of Spanish-language tropical and Latin pop music—targeting primarily Hispanic adults 18-34 years of age.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	José El Gato (1) El Gato (1) Super Estrella (1) Super Estrella (1) Super Estrella (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	Time Brokered (2)
Phoenix, Arizona	7	KLNZ-FM KDVA-FM KVVA-FM KMIA-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor José (1) José (1) ESPN (Spanish)
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Tejano José Adult Contemporary (English)
Sacramento, California Stockton, California Modesto, California	11	KRCX-FM KNTY-FM KBMB-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	La Tricolor Country (English) Contemporary Hit (English) José La Tricolor Maria (1) José Maria (1)

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Albuquerque-Santa Fe, New Mexico	12	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	José La Tricolor
Denver-Boulder, Colorado Aspen, Colorado	15	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	José La Tricolor Maria La Tricolor
El Paso, Texas	16	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	Oldies (English) José El Gato Maria Talk (English)
Orlando-Daytona Beach-Melbourne, Florida	17	WNUE-FM	98.1	MHz	Tropical
Las Vegas, Nevada	22	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	Maria La Tricolor
Monterey-Salinas-Santa Cruz, California	34	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor José Time Brokered (2)
Yuma, Arizona-El Centro, California	36	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	José La Tricolor Time Brokered (2)
Palm Springs, California	38	KLOB-FM	94.7	MHz	José
Lubbock, Texas	47	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor José
Reno, Nevada	55	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2010 estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Radio Advertising

Substantially all of the revenue from our radio operations is derived from local and national advertising.

Local. This form of revenue refers to advertising usually purchased by a local client or agency directly from the station’s sales force, revenues generated from a third-party through a network inventory agreement and non-traditional revenue. In 2009, local radio revenue accounted for approximately 75% of our total radio revenue.

National. This form of revenue refers to advertising purchased by a national client targeting a specific market. Usually this business is placed by a national advertising agency or media buying services and ordered through one of the offices of our national sales representative, Lotus/Entravision Reps LLC. Lotus/Entravision is a joint venture we entered into in August 2001 with Lotus Hispanic Reps Corp. The national accounts are handled locally by the station’s general managers, general sales manager and/or national sales manager. In 2009, national radio advertising accounted for approximately 25% of our total radio revenue.

Radio Marketing/Audience Research

We believe that radio is an efficient means for advertisers to reach targeted demographic groups. Advertising rates charged by our radio stations are based primarily on the following factors:

•	the station’s ratings (people listening to its programs as a percentage of total people in the listening area);

•	audience share (people listening to its programs as a percentage of people actually listening to radio at a specific time);

•	the demographic qualities of a program’s viewers (primarily age and gender);

•	the demand for available air time;

•	the time of day that the advertising runs;

•	competitive conditions in the station’s market, including the availability of other advertising media; and

•	general economic conditions, including advertisers’ budgetary considerations.

Arbitron provides advertisers with the industry-accepted measure of listening audience classified by demographic segment and time of day that the listeners spend on particular radio stations. Radio advertising rates generally are highest during the hours of 6:00 A.M. and 7:00 P.M. These hours are considered the peak times for radio audience listening.

Historically, advertising rates for Spanish-language radio stations have been lower than those of English-language stations with similar audience levels. We believe that we will be able to narrow the disparities that have historically existed between Spanish-language and English-language advertising rates as new and existing advertisers recognize the growing desirability of targeting the Hispanic population in the United States. We also believe that having multiple stations in a market enables us to provide listeners with alternatives, to secure a higher overall percentage of a market’s available advertising dollars and to obtain greater percentages of individual customers’ advertising budgets.

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

Radio Competition

Radio broadcasting is a highly competitive business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to increase our market share of overall radio advertising revenue and the economic health of the market. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast and cable television, magazines, outdoor advertising, satellite-delivered radio services and direct mail advertising. In addition, in certain markets we operate television stations that indirectly compete for local and national advertising revenue with our radio business. Our primary competitors in our markets in Spanish-language radio are Univision, Clear Channel Communications Inc. and Spanish Broadcasting System, Inc. Many of the companies with which we compete are large national or regional companies that have significantly greater resources and longer operating histories than we do.

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

Seasonality

Seasonal net broadcast revenue fluctuations are common in the television and radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. Additionally, broadcast revenue tends to be affected by the occurrence or non-occurrence in a given year of major sporting and political events, such as World Cup, major elections, and in 2010, the census.

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

Employees

As of December 31, 2009, we had approximately 892 full-time employees, including 733 full-time employees in television and 159 full-time employees in radio. As of December 31, 2009, five of our full-time television employees were represented by labor unions that have entered into collective bargaining agreements with us. We believe that our relations with these unions and with our employees generally are good.

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

Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. Such matters may include:

•	changes to the license authorization process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	proposals to impose a performance tax on the music broadcast on commercial radio stations and the fees applicable to digital transmission of music on the Internet;

•	proposals to change rules relating to political broadcasting including proposals to grant free airtime to candidates;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals dealing with the broadcast of profane, indecent or obscene language and the consequences to a broadcaster for permitting such speech;

•	technical and frequency allocation matters;

•	modifications to the operating rules for digital television and radio broadcasting rules on both satellite and terrestrial bases;

•	the implementation or modification of rules governing the carriage of local television signals by direct broadcast satellite services and cable television systems;

•	changes in local and national broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution rules;

•	proposals to take back the spectrum allotted for over-the-air broadcasting in favor of wireless broadband; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

On June 2, 2003, the FCC concluded a nearly two-year review of its media ownership rules. The FCC revised its national ownership policy, modified television and cross-ownership restrictions in a given market, and changed its methodology for defining radio markets. A number of parties appealed the FCC’s June 2, 2003 decision. The United States Court of Appeals for the Third Circuit, in a decision reached on June 24, 2004, upheld certain of the Commission’s actions while remanding others for further review by the FCC. In taking that action, the Court stayed the effectiveness of all of the FCC’s actions but, in a subsequent decision, the Court permitted the FCC to implement the local radio multiple ownership rule changes that the Court had upheld. On December 18, 2007, the FCC concluded the proceeding, making only limited changes to the newspaper-broadcast cross-ownership rules. The FCC will begin another review of its ownership rules in 2010.

The rule changes that have gone into effect amend the FCC’s methodology for defining a radio market for the purpose of ownership caps. The FCC replaced its signal contour method of defining local radio markets in favor of a geographic market assigned by Arbitron, the private audience measurement service for radio broadcasters. For non-Arbitron markets, the FCC is conducting a rulemaking in order to define markets in a manner comparable to Arbitron’s method. In the interim, the FCC will apply a “modified contour approach,” to non-Arbitron markets. This modified approach will exclude any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area. As for newspaper-broadcast cross-ownership, the Commission adopted a presumption that newspaper-broadcast ownership is consistent with the public interest in the top 20 television markets, while the presumption, in smaller markets, is that such cross-ownership is not consistent with the public interest, subject to certain exceptions.

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

The Communications Act requires broadcasters to serve the “public interest.” The FCC has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a broadcast station’s community of license. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC considers complaints from the public about a broadcast station’s programming when it evaluates the licensee’s renewal application, but complaints also may be filed and considered at any time. Stations also must follow various FCC rules that regulate, among other things, political broadcasting, the broadcast of profane, obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operations.

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

For the three-year period commencing on January 1, 2009, we generally elected “retransmission consent” in notifying the Multichannel Video Programming Distributors, or MVPDs, that carry our television programming in our television markets. We reached agreements with all of our MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights, including through our national program supplier for Spanish-language programming, Univision Communications Inc., for our Univision- and TeleFutura-affiliated television stations.

Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As an element of the retransmission consent negotiations described above, we arranged that our broadcast signal be available to our MVPD viewers, no matter whether they obtain their cable service in analog or digital modes.

The adoption of digital television service allows us to broadcast multiple streams of our programming, which is commonly referred to as multicasting. We are engaged in multicasting at a number of our stations.

We expect to explore, subject to our legal rights to do so, and the economic opportunities available to us, the distribution of our programming in alternative modes, such as by delivery on the Internet, by multicast delivery services, and to individuals possessing wireless mobile reception devices.

Time Brokerage and Joint Sales Agreements. We have, from time to time, entered into time brokerage and joint sales agreements, generally in connection with pending station acquisitions, under which we are given the right to broker time on stations owned by third parties, or agree that other parties may broker time on our stations, or we or other parties sell broadcast time on a station, as the case may be. By using these agreements, we can provide programming and other services to a station proposed to be acquired before we receive all applicable FCC and other governmental approvals, or receive such programming and other services where a third party is better able to undertake programming and/or sales efforts for us.

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

Digital Television Services. The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television has improved the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and broadband data transmission. The digital transition was completed on June 12, 2009.

The FCC has only required full-power television stations in the United States to begin broadcasting in digital television. No such obligation has been applied to low-power television stations; we do, however, expect such a requirement to be enacted in the near future. However, we have begun to transition certain of our low-power stations to digital where we believe that an audience is present to view the stations.

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

Satellite Digital Audio Radio Service. The FCC has allocated spectrum to a new technology, satellite digital audio radio service, to deliver satellite-based audio programming to a national or regional audience. The FCC has licensed two entities, XM Radio, Inc. and Sirius Satellite Radio, Inc., to provide this service. The nationwide reach of the satellite digital audio radio service allows niche programming aimed at diverse communities that we are targeting. The two entities recently merged after received authority to do so in a proceeding that we opposed. We are not certain what the impact on our stations of the merger. In connection with the approval of the merger, the FCC required that the merged entity set aside certain of its channels for service to minority group audiences. We have informed the merged entity that we are prepared to provide such service, so long as the terms as acceptable to us and have so informed the FCC as well. We have not had any discussions with the merged entity and are awaiting a decision from the FCC how the commitment for such minority group service is to be effectuated.

Low-Power Radio Broadcast Service. The FCC has created a low-power FM radio service and has granted a limited number of construction permits for such stations and pursuant to pending legislation, this service will be expanded. The low-power FM service consists of two classes of radio stations, with maximum power levels of either 10 watts or 100 watts. The 10-watt stations will reach an area with a radius of between one and two miles, and the 100-watt stations reach an area with a radius of approximately three and one-half miles. The low-power FM stations are required to protect other existing FM stations, as currently required of full-powered FM stations.

The low-power FM service is exclusively non-commercial. To date, our stations have not suffered any technical interference to our stations’ signals. Due to current technical restrictions and the non-commercial ownership requirement for low-power FM stations, we have not found that low-power FM service has caused any detrimental economic impact on our stations as well.

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-service stations in those markets where the satellite operators have implemented local-into-local service. When the SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA. SHVERA extended the ability of satellite operators to implement local-into-local service. SHVERA was to expire in late 2009, but was extended to early 2010; we believe that Congress will, in early 2010, act to extend SHVERA and, in doing so, make certain changes to its provisions. We do not know what the impact of any such legislation, or changes to such legislation, will be on our operations. The FCC is in the process of requiring television stations to disclose additional information on their compliance with public service obligations, considering the local service obligations of broadcasters, and promoting greater diversity during among broadcasters. We do not expect any material impact on our business from such proposed or adopted rules. Please see “Risk Factors” below.

White Spaces. The FCC has adopted rules, that are under appeal, to allow unlicensed users to operate within the broadcast spectrum in unoccupied parts known as the “white spaces.” The intention of the rules was to make available unused spectrum for use in connection with wireless functions related to connectivity between computers and related devices and the Internet. The FCC believes that the provisions it adopted will protect broadcast services. Broadcast groups, on the other hand, believe that operation of unlicensed devices in the “white spaces” has the potential for causing interference to broadcast reception. It is premature to judge the potential impact of what services, if any, operate under the FCC’s rules on over-the-air broadcasting.

Performance Tax. While radio broadcasters have long paid license fees to composers for the musical works they have written, radio broadcasters have never compensated musical artists for their recordings of these works. The rationale was that the radio broadcasting industry provided artists, free of charge, with a promotional service for their performance.

As the entire music industry has changed, with revenues from the sale of CDs dropping dramatically, both musical artists and the recording companies have sought a change in how business is done. The recording companies, with the backing of many artists, have asked the Congress to require that broadcasters pay fees for the broadcast exploitation of musical works. Such legislation received favorable committee action in the U.S. Congress during 2009, but no legislation was enacted by either House.

Were such legislation to be adopted, its impact would depend on how any fees were structured.

ITEM 1A. RISK FACTORS

We have a history of losses that, if continued, could adversely affect the market price of our securities and our ability to raise capital.

We had net losses of approximately $50.1 million, $528.6 million and $43.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

If we require but cannot raise additional capital, we may have to reduce or curtail certain existing operations.

We may require significant additional capital for general working capital and debt service needs. If our cash flow and existing working capital are not sufficient to fund our general working capital and debt service requirements, we will have to raise additional funds by selling equity, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives for raising additional captial may be available on acceptable terms to us or in amounts sufficient for us to meet our requirements. In addition, our ability to raise additional funds and engage in acquisitions is limited by the terms of the amended credit facility agreement. Our failure to obtain any required new financing may, if needed, require us to reduce or curtail certain existing operations.

Our substantial level of debt could limit our ability to grow and compete.

As of December 31, 2009, we had $361.9 million of debt outstanding under our amended bank credit facility. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of our amended credit facility agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If the amounts outstanding under our amended credit facility agreement are accelerated, our assets may not be sufficient to repay in full the money owed to such lenders.

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

We have recently experienced declining net revenue and net losses, primarily as a result of the current economic conditions. Were these conditions to continue for an extended period of time or worsen, our ability to comply with our amended credit facility agreement, including financial covenants and ratio, and continue to operate our business as it is presently conducted, could be jeopardized.

We reported a net loss of $50.1 million and had positive cash flow from operations of $18.8 million for the year ended December 31, 2009. Additionally, as of December 31, 2009, we had an accumulated deficit of $912.7 million. If we were to experience continuing net losses and further declining net revenue, there could be an adverse effect on our liquidity and capital resources, including but not limited to our failure to comply with the financial covenants or ratios under our amended credit facility agreement. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to obtain a further amendment to our amended credit facility agreement, seek a waiver from our banks if we are unable to comply with our financial covenants or ratios, refinance our existing debt, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions could be consummated on terms satisfactory to us or at all. Any default under our amended credit facility agreement, inability to renegotiate such agreement if required, obtain additional financing if needed, or obtain waivers for any failure to comply with financial covenants and ratios would have a material adverse effect on our overall business and financial condition.

The current economic conditions may have an adverse impact on our industry, business, results of operations or financial position.

The continuation or worsening of the current economic conditions could have an adverse effect on the fundamentals of our business, results of operations and/or financial position. These conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the services, telecommunications, automotive, fast food and restaurant, and retail industries, which provide a significant amount of our advertising revenue. There can be no assurance that we will not experience any further material adverse effect on our business as a result of the current economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers or our financial condition, results of operations or the trading price of our securities. Potential consequences of the foregoing include:

•

the financial condition of companies that advertise on our stations, including, among others, those in the services, telecommunications, automotive, fast food and restaurant, and retail industries, which may file for bankruptcy protection or face severe cash flow issues, may result in a further significant decline in our advertising revenue;

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

The current economic conditions and difficulties in the global capital and credit markets have affected and may continue to adversely affect our business, as well as the industries of many of our customers, which are cyclical in nature.

Some of the markets in which our advertisers participate, such as the services, telecommunications, automotive, fast food and restaurant, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. Recent declines in consumer and business confidence and spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and the profitability of our business. Our business is exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners. These conditions have resulted in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of customer advertising orders, cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. The continuation of any of these conditions may adversely affect our cash flow, profitability and financial condition. During 2008 and 2009, as a result of the global financial crisis and recession, lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers reducing the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Although the markets have stabilized since early 2009, future disruption of the credit markets and/or sluggish economic growth in future periods could adversely affect our customers’ access to credit which supports the continuation and expansion of their businesses and could result in advertising or broadcast cancellations or suspensions, payment delays or defaults by our customers.

The current economic conditions and their impact on consumer and general business confidence could negatively affect the Company.

Recent disruption in the financial markets has generally created increasingly difficult conditions for companies globally. Consumer confidence and business and consumer spending have deteriorated significantly, and could remain depressed for an extended period. Consumer purchases of advertising time has declined and may continue to decline during the current period and in future periods where disposable income is adversely affected or there is economic uncertainty. The tightening of credit in financial markets also adversely affects the ability of our customers to obtain financing for advertising purchases.

Adverse general economic conditions may cause potential customers to defer or forgo the purchase of advertising time. Moreover, insolvencies associated with the current or future economic downturns could adversely affect our business through the loss of carriers, clients or by hampering our ability to sell advertising or generate retransmission consent revenue. Further, reduced levels of staffing due to further layoffs could also have a negative impact on our business by spreading our personnel resources too thinly and not being able to cover all of our customer markets as effectively as in previous periods.

If our earnings continue to decrease in future periods, it is possible that we would fail to comply with the terms of our amended credit facility agreement, which would have a significant adverse effect on the Company.

Current uncertain and volatile economic conditions may affect our financial performance or our ability to forecast our business with accuracy.

Our operations and performance depend significantly on U.S. and, to a lesser extent, international economic conditions and their impact on purchases of advertising by our customers. As a result of the global financial crisis, which was experienced on a broad and extensive scope and scale, and the recession in the United States, general economic conditions deteriorated significantly throughout 2008 and most of 2009, and may continue to deteriorate or remain uncertain for the foreseeable future. Throughout 2009, we experienced a significant slowing of customer demand for advertising commitments in both our television and radio segments. Excluding World Cup, political activity and the census, we currently expect to experience relatively flat demand for advertising during at least 2010 and possibly beyond, as our customers alter their purchasing activities in response to this new economic reality, and, among other things, our customers may change or scale back future purchases of advertising. This uncertainty and volatility may affect our ability to prepare accurate financial forecasts or meet specific forecasted results. It is currently unclear as to what overall effect the current economic conditions and uncertainties will continue to have on the marketplace and our future business. If we are unable to adequately respond to or forecast further changes in demand for advertising if current economic conditions persist or continue to deteriorate, our results of operations, financial condition and business prospects may be materially and adversely affected.

Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.

We prepare our financial statements in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, the disclosure of contingent assets and liabilities, and our financial statements. We are also required to make certain judgments that affect the reported amounts of revenue and expenses during each reporting period. We periodically evaluate our estimates and assumptions, including those relating to the valuation of intangible assets, investments, income taxes, stock-based compensation, claims handling obligations, retirement plans, reserves, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable at the time we make those assumptions, based on specific circumstances. Actual results could differ materially from our estimated results. Additionally, changes in accounting standards, assumptions or estimates may have an adverse impact on our financial position, results of operations and cash flows.

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

Retransmission consent revenue may not continue to grow at recent rates over the long term.

While we expect the amount of revenues generated from our retransmission consent agreements to continue to grow over the next fiscal year and beyond, the rate of growth of these revenues may not continue at the current rate.

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets. We have recently recorded impairments of our television and radio assets.

Goodwill and intangible assets totaled $321 million and $375 million at December 31, 2009 and 2008, respectively, primarily attributable to acquisitions in recent years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value. At least annually, we test our goodwill and indefinite lived intangible assets for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors.

In the fourth quarter of 2009, we determined that the carrying values of certain radio FCC licenses exceeded their fair values and we recognized an impairment charge of $48 million.

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

Our television ratings, revenue, results of operations, financial condition and business prospects could decline significantly if our affiliation relationship with Univision or Univision’s programming success changes in an adverse manner.

If our affiliation or other contractual relationships with Univision change in an adverse manner, or if Univision’s programming success diminishes or its financial condition is adversely affected by the current economic environment, or otherwise, our ability to generate television advertising revenue on which our television business depends could be negatively affected. Univision’s ratings might decline or Univision might not continue to provide programming, marketing, available advertising time and other support to its affiliates on the same basis as currently provided. If Univision were to stop providing programming to us for any reason, and we were unable to obtain replacement programming of comparable quality, it could have a material adverse effect on our business and results of operations. Additionally, by aligning ourselves closely with Univision, we might forego other opportunities that could diversify our television programming and avoid dependence on Univision’s television networks. Univision’s relationships with Televisa and Venevision are important to Univision’s, and consequently our, continued success. If Televisa were to stop providing programming to Univision for any reason, and Univision were unable to provide us with replacement programming of comparable quality, it could have a material adverse effect on our business and results of operations.

Because three of our directors and officers, and stockholders affiliated with them, hold the majority of our voting power, they can ensure the outcome of most matters on which our stockholders vote.

As of December 31, 2009, Walter F. Ulloa, Philip C. Wilkinson and Paul Zevnik together hold approximately 84% of the combined voting power of our outstanding shares of common stock. Each of Messrs. Ulloa, Wilkinson and Zevnik is a member of our board of directors, and Messrs. Ulloa and Wilkinson also serve as executive officers of our company. In addition to their shares of our Class A common stock, collectively they own all of the issued and outstanding shares of our Class B common stock, which have ten votes per share on any matter subject to a vote of the stockholders. Accordingly, Messrs. Ulloa, Wilkinson and Zevnik have the ability to elect each of the members of our board of directors. Messrs. Ulloa, Wilkinson and Zevnik have agreed contractually to vote their shares to elect themselves as directors of our company. Messrs. Ulloa, Wilkinson and Zevnik, acting in concert, also have the ability to control the outcome of most matters requiring stockholder approval. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of the company.

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

In addition, the amended credit agreement governing our syndicated bank credit facility contains limitations on our ability to enter into a change of control transaction. Under this agreement, the occurrence of a change of control, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of our outstanding indebtedness.

Displacement of any of our low-power television stations could cause our ratings and revenue for any such station to decrease.

A significant portion of our television stations is licensed by the FCC for low-power service only. Our low-power television stations operate with less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations are treated as a secondary service. If any or all of our low-power stations are found to cause interference to full-power stations, we would be required to eliminate the interference or terminate service. In a few urban markets where we operate, including Washington, D.C. and San Diego, there are a limited number of alternative channels to which our low-power television stations can migrate. If we are unable to move the signals of our low-power television stations to replacement channels to the extent legally required, or such channels do not permit us to maintain the same level of service, we may be unable to maintain the viewership these stations currently have, which could harm our ratings and advertising revenue or, in the worst case, cause us to discontinue operations at these low-power television stations.

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

Our low-power television stations do not have cable “must carry” rights. Some of our low-power television stations are carried on cable systems as they provide broadcast programming the cable systems desire and are part of the retransmission consent agreements we are party to. Where MVPDs are not contractually required to carry our low-power stations, we may face future uncertainty with respect to the availability of cable carriage for our low-power stations.

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

SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, which expired in 2009. SHVERA has been extended until early 2010 and it is expected that a five-year extension of it will be enacted in early 2010. The SHVERA legislation extended the “carry one/carry all” rule. In that we have decided to secure our carriage on DBS through retransmission consent agreements, the “carry one/carry all” rule no longer is relevant to us.

Changes in the FCC’s ownership rules could lead to increased market power for our competitors.

On June 2, 2003, the FCC revised its national ownership policy, modified television and cross-ownership restrictions, and changed its methodology for defining radio markets. Ultimately, the only rules that were adopted were those dealing with the determination of the number of local radio stations in local radio markets and loosening the limitations on newspaper-broadcast cross-ownership. Congress has also indicated its concern over the FCC’s new rules and legislation has been considered to restrict the changes. The FCC has commenced a further review of its ownership policies for the broadcast medium. To date, however, only a reduction in the nationwide television cap, to 39% of the viewing public, has been the subject of federal legislation. Accordingly, the impact of changes in the FCC’s restrictions on how many stations a party may own, operate and/or control and on our future acquisitions and competition from other companies is limited, but, in connection with local radio ownership and newspaper-broadcast cross-ownership, could result in our competitors’ (including newspaper owners’) ability to increase their presence in the markets in which we operate.

We rely on over-the-air spectrum which might be taken away.

Our television business operates through over-the-air transmission of broadcast signals. These transmissions are authorized under licenses issued to our stations by the FCC. The current electromagnetic spectrum is finite and certain parts of the spectrum are better than others owing to the ability of electromagnetic signals to penetrate buildings. This is the portion of the spectrum where broadcast stations operate.

With the advent of mobile wireless communications and its use not only for voice but for broadband distribution, the need for spectrum has grown. The FCC is currently engaged in developing a national broadcast plan. It is expected that such a plan will call for an increase in the amount of spectrum available for use by wireless broadband services. Available sources of such spectrum are limited and one obvious source is the spectrum allotted for broadcasting.

There are significant political, legal and technical issues to overcome before broadcasters lose their spectrum. However, the loss of spectrum would have a significant impact on our television business. Whether such a loss would be overcome with carriage rights on other equipment are matters that would have to be resolved.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Monica, California. We lease approximately 16,000 square feet of space in the building housing our corporate headquarters under a lease expiring in 2012. We also lease approximately 45,000 square feet of space in the building housing our radio network headquarters in Los Angeles, California, under a lease expiring in 2016.

The types of properties required to support each of our television and radio stations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We also own the buildings and/or land used for office, studio and tower facilities at certain of our television and/or radio properties. We own substantially all of the equipment used in our television and radio broadcasting business. We believe that all of our facilities and equipment are adequate to conduct our present operations. We also lease certain facilities and broadcast equipment in the operation of our business. See Note 10 to Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

ITEM 4. RESERVED

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

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ended December 31, 2008
First Quarter	$7.84	$5.47
Second Quarter	$7.46	$3.66
Third Quarter	$4.04	$2.61
Fourth Quarter	$3.37	$0.50

Year Ending December 31, 2009
First Quarter	$1.75	$0.12
Second Quarter	$0.85	$0.21
Third Quarter	$2.08	$0.36
Fourth Quarter	$3.60	$1.68

As of March 1, 2010, there were approximately 201 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by Research Data Group, Inc., depicts our quarterly performance for the period from December 31, 2004 through December 31, 2009, as measured by total stockholder return on our Class A common stock compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

The following graph compares the cumulative 5-year total return provided shareholders on Entravision Communications Corporation’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Broadcasting & Cable TV index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2004 and its relative performance is tracked through 12/31/2009.

	12/04	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06	3/07	6/07
Entravision Communications Corporation	100.00	106.23	93.29	94.25	85.27	109.70	102.63	89.10	98.44	111.86	124.91
S&P 500	100.00	97.85	99.19	102.77	104.91	109.33	107.75	113.86	121.48	122.26	129.94
S&P Broadcasting	100.00	101.18	92.51	90.29	83.47	82.68	96.87	104.57	120.19	113.46	121.85

	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09
Entravision Communications Corporation	110.42	93.77	79.76	48.14	32.22	18.68	3.11	5.75	20.72	40.72
S&P 500	132.58	128.16	116.05	112.89	103.44	80.74	71.85	83.30	96.30	102.11
S&P Broadcasting	111.54	92.83	91.51	92.38	88.48	51.79	24.68	44.73	78.25	91.57

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	11,409,998	(2)	$8.90	(3)	10,090,002
Employee Stock Purchase Plan	N/A	(4)	N/A	(4)	3,997,062
Equity compensation plans not approved by security holders	—		—		—

Total	11,409,998		$8.90		14,087,064

(1)	Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.
(2)	Includes an aggregate of 1,240,350 restricted stock units.
(3)	Weighted average exercise price of outstanding options; excludes restricted stock units.
(4)	Our 2001 Employee Stock Purchase Plan permits full-time employees to have payroll deductions made to purchase shares of our Class A common stock during specified purchase periods. The purchase price is the lower of 85% of (1) the fair market value per share of our Class A common stock on the last business day before the purchase period begins and (2) the fair market value per share of our Class A common stock on the last business day of the purchase period. Consequently, the price at which shares will be purchased for the purchase period currently in effect is not known.

Issuer Purchases of Equity Securities

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private purchases. We completed this repurchase program in April 2008. We repurchased a total of 13.0 million shares of Class A common stock for $100 million.

On April 7, 2008, our Board of Directors approved an additional stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private purchases. As of December 31, 2008, we repurchased approximately 7.4 million shares at an average price of $2.67 for an aggregate purchase price of approximately $19.8 million. We repurchased an additional 0.4 million shares of our outstanding Class A common stock at an average price of $1.47 for an aggregate purchase price of approximately $0.5 million during the year ended December 31, 2009.

We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through December 31, 2009.

Under the terms of the amended credit facility agreement, we are prevented from making future repurchases of our Class A common stock except under a limited circumstance which we utilized in May 2009 and may utilize again in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 and with respect to our consolidated balance sheets as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements not included herein. The consolidated statement of operations data for all prior periods has been reclassified to reflect the outdoor operations as discontinued operations (see Note 1 to Notes to Consolidated Financial Statements). The consolidated statement of operations for the year ended December 31, 2008 and the balance sheet as of December 31, 2008 have been restated to reflect a correction of an error relating to our deferred assets and related income tax benefit (see Note 2 to Notes to Consolidated Financial Statements).

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

(In thousands, except share and per share data)

	Years Ended December 31,
	2009	2008	2007	2006	2005
		As Restated
Statements of Operations Data:
Net revenue	$189,231	$232,335	$250,046	$255,134	$246,766

Direct operating expenses	83,902	100,801	99,608	98,306	96,195
Selling, general and administrative expenses	38,278	43,709	44,267	46,260	46,834
Corporate expenses	14,918	17,117	17,353	17,520	16,255
Gain on sale of assets	—	—	—	(26,160)	—
Depreciation and amortization	21,033	23,412	22,565	21,769	23,802
Impairment charge	50,648	610,456	—	189,661	—

	208,779	795,495	183,793	347,356	183,086

Operating income (loss)	(19,548)	(563,160)	66,253	(92,222)	63,680
Interest expense	(27,948)	(43,093)	(49,405)	(29,431)	(29,848)
Interest income	459	1,894	4,809	1,602	966
Gain (loss) on debt extinguishment	(4,716)	9,813	—	—	(27,969)

Income (loss) before income taxes	(51,753)	(594,546)	21,657	(120,051)	6,829
Income tax (expense) benefit	1,917	70,086	18,047	(2,273)	(5,025)

Income (loss) before equity in net income (loss) of nonconsolidated affiliate and discontinued operations	(49,836)	(524,460)	39,704	(122,324)	1,804
Equity in net income (loss) of nonconsolidated affiliate	(236)	(166)	336	(152)	(144)

Income (loss) from continuing operations	(50,072)	(524,626)	40,040	(122,476)	1,660
Loss from discontinued operations	—	(3,930)	(83,157)	(12,123)	(11,317)

Net loss	(50,072)	(528,556)	(43,117)	(134,599)	(9,657)

Net loss applicable to common stockholders	$(50,072)	$(528,556)	$(43,117)	$(134,599)	$(9,657)

Net loss per share applicable to common stockholders, basic and diluted	$(0.60)	$(5.84)	$(0.42)	$(1.27)	$(0.08)

Weighted average common shares outstanding, basic	83,972,709	90,560,685	102,382,307	106,078,486	124,293,792

Weighted average common shares outstanding, diluted	83,972,709	90,560,685	103,020,657	106,078,486	124,484,472

	Years Ended December 31,
	2009	2008	2007	2006	2005
		As Restated
Other Data:
Capital expenditures	$6,961	$16,860	$14,284	$21,885	$18,190
Balance Sheet Data:
Cash and cash equivalents	$27,666	$64,294	$86,945	$118,525	$65,610
Total assets	487,927	592,983	1,366,148	1,418,664	1,743,159
Long-term debt, including current portion	363,949	406,523	484,078	497,770	506,602
Total stockholders’ equity	$25,235	$72,094	$657,810	$751,719	$1,028,933

The Company is also restating the consolidated statements of operations for the three- and nine-month periods ended September 30, 2008 to reflect a correction of an error relating to our deferred taxes and related income tax benefit (see Note 2 and Note 17 to Notes to Consolidated Financial Statements):

	Three-Month Period Ended September 30, 2008		Nine-Month Period Ended September 30, 2008
	As Reported	As Restated	As Reported	As Restated
Statements of Operations Data:
Net revenue	$60,988	$60,988	$179,573	$179,573

Direct operating expenses	25,583	25,583	76,258	76,258
Selling, general and administrative expenses	11,394	11,394	33,026	33,026
Corporate expenses	3,772	3,772	12,703	12,703
Depreciation and amortization	5,998	5,998	17,185	17,185
Impairment charge	440,020	440,020	440,020	440,020

	486,767	486,767	579,192	579,192

Operating loss	(425,779)	(425,779)	(399,619)	(399,619)
Interest expense	(8,172)	(8,172)	(27,595)	(27,595)
Interest income	622	622	1,339	1,339

Loss before income taxes	(433,329)	(433,329)	(425,875)	(425,875)
Income tax benefit	78,847	62,896	76,167	60,216

Loss before equity in net loss of nonconsolidated affiliate and discontinued operations	(354,482)	(370,433)	(349,708)	(365,659)
Equity in net loss of nonconsolidated affiliate	(9)	(9)	(173)	(173)

Loss from continuing operations	(354,491)	(370,442)	(349,881)	(365,832)
Loss from discontinued operations	—	—	(1,573)	(1,573)

Net loss applicable to common stockholders	$(354,491)	$(370,442)	$(351,454)	$(367,405)

Net loss per share applicable to common stockholders, basic and diluted	$(3.98)	$(4.16)	$(3.82)	$(3.99)

Weighted average common shares outstanding, basic	89,130,413	89,130,413	92,029,671	92,029,671

Weighted average common shares outstanding, diluted	89,130,413	89,130,413	92,029,671	92,029,671

			September 30, 2008
			As Reported	As Restated
Other Data:
Capital expenditures			$13,495	$13,495
Balance Sheet Data:
Cash and cash equivalents			$117,574	$117,574
Total assets			824,653	824,653
Long-term debt, including current portion			473,002	473,002
Total stockholders’ equity			$252,647	$236,696

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2009, 2008 and 2007 and consolidated financial condition as of December 31, 2009 and 2008 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

Restatement of Previously Issued Consolidated Financial Statements

In this Annual Report on Form 10-K for the year ended December 31, 2009, we are restating our consolidated financial statements (and related disclosures) as of and for the year ended December 31, 2008, which are included in “Financial Statements and Supplementary Data” in Item 8. This Form 10-K also (i) reflects the restatement of “Selected Financial Data” in Item 6 as of and for the year ended December 31, 2008 and (ii) amends “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 as it relates to the year ended December 31, 2008. We do not intend to file any other amended Annual Reports on Form 10-K. For this reason, the Consolidated Financial Statements and related financial information as of and for the year ended December 31, 2008 contained in any of our previously filed financial reports should no longer be relied upon as filed.

During 2009, we identified an error in the income tax benefit related to our valuation allowance for the year ended December 31, 2008. This error related to the tax effect of the adjustments to the carrying value of indefinite-lived intangible assets due to the impairment charges we recorded during 2008. This error and its correction is solely the result of originations and reversals of deferred tax differences and their effect on the valuation allowance recorded on the deferred tax assets. As a result, the income tax benefit decreased by $40.6 million for the year ended December 31, 2008, which results in a corresponding increase in loss from continuing operations, net loss and accumulated deficit and a decrease in stockholders’ equity. The long-term deferred income tax liability increased by $42.5 million and the current deferred tax asset, which is recorded in the line “prepaid expenses and other current assets” on the balance sheet, increased by $1.9 million. Accordingly, the annual results of operations for the period ended December 31, 2008 have been restated. For additional information, please see Note 2, Restatement of Previously Issued Consolidated Financial Statements, to Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The correction of these adjustments had no effect on net revenue, operating income (loss) or income (loss) before income taxes. There was no impact to cash flows from operating activities, investing activities and financing activities.

The effect of the restatement on the Company’s consolidated balance sheet as of December 31, 2008 and consolidated statement of operations for year ended December 31, 2008 is as follows (in thousands, except per share data):

BALANCE SHEET DATA:

	December 31, 2008
	As Reported	As Restated
Current Assets
Cash and cash equivalents	$64,294	$64,294
Trade receivables	44,855	44,855
Prepaid expenses and other current assets	5,252	7,196

Total current assets	114,401	116,345

Total Assets	$591,039	$592,983

Current liabilities	58,767	58,767

Long-term debt	405,521	405,521
Other long-term liabilities	14,038	14,038
Deferred income taxes	—	42,563

Total liabilities	478,326	520,889

Accumulated deficit	(822,045)	(862,664)
Total stockholders’ equity	112,713	72,094

Total liabilities and stockholders’ equity	$591,039	$592,983

STATEMENTS OF OPERATIONS DATA:

	For the Year Ended December 31, 2008
	As Reported	As Restated
Net revenue	$232,335	$232,335
Operating loss	(563,160)	(563,160)
Loss before income taxes	(594,546)	(594,546)
Income tax benefit	110,705	70,086
Net loss applicable to common stockholders	$(487,937)	$(528,556)

Net loss per share, basic and diluted	$(5.39)	$(5.84)

All amounts referenced to December 31, 2008 and the year then ended in this Form 10-K reflect such amounts on a restated basis. Also, comparisons of 2009 and 2008 to any other years in discussions contained in this Form 10-K have been revised from those included in our Annual Report on Form 10-K for 2008 as necessary to reflect the restated information contained herein.

OVERVIEW

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the year ended December 31, 2009 was $189 million. Of that amount, revenue generated by our television segment accounted for 66% and revenue generated by our radio segment accounted for 34%.

As of the date of filing this report, we own and/or operate 53 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 48 radio stations (37 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

We generate revenue from sales of national and local advertising time on television and radio stations. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Additionally, revenue tends to be affected by the occurrence or non-occurrence in a given year of major sporting and political events, such as World Cup and major elections.

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

Highlights

During 2009, we were confronted with a significant advertising downturn, both in television and radio, primarily as a result of the global financial crisis and recession. Nevertheless, our audience shares remained strong in the nation’s most densely populated Hispanic markets. We believe that we will continue to face uncertainty in 2010 as our advertising customers are forced to make difficult choices in the current economic environment. On the other hand, we anticipate that we will generate incremental revenue from World Cup, political activity and the census during 2010 as compared to 2009 in both our television and radio segments. Additionally, we anticipate that retransmission consent revenue will continue to be a growing source of net revenues during 2010 and thereafter.

Net revenue for our television segment decreased to $124.4 million in 2009 from $145.9 million in 2008. This decrease of $21.5 million, or 15%, in net revenue was primarily due to a decrease in local and national advertising rates, which in turn was primarily due to the weak economy. On the other hand, we generated $9.5 million of retransmission consent revenue. We anticipate that retransmission consent revenue will continue to be a growing source of net revenues.

Net revenue for our radio segment decreased to $64.8 million in 2009, from $86.4 million in 2008. This decrease of $21.6 million, or 25%, in net revenue was primarily due to a decrease in local and national advertising sales and advertising rates, which in turn was primarily due to the weak economy. Nevertheless, we continued to concentrate our efforts on local sales, which accounted for 75% of total radio segment sales for the year ended 2009.

We continue to experience ratings growth in many of our radio markets where we broadcast “José: Nunca Sabes Lo Que Va A Tocar” (“You never know what he’ll play”), which features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, as well as our stations that are broadcasting the “Piolin por la Mañana,” syndicated morning show, one of the highest-rated Spanish-language radio programs in the country. In January 2009, we converted one of our Los Angeles radio stations from English-language to Spanish-language and introduced a new format, “El Gato,” an upbeat and energetic regional Mexican format, and our ratings for this station have since increased by 233%, as measured by the Arbitron survey of October, November and December of 2009 compared to the same period in 2008, for adults 18-34 years of age.

Acquisitions and Dispositions

In April 2009, we acquired the assets of television station KREN-TV, serving the Reno, Nevada market for approximately $4.3 million. We reduced the carrying value of the assets of television station KREN-TV to its fair value of $1.6 million by recording a carrying value adjustment of $2.7 million. This charge is included in our consolidated statements of operations for continuing operations. We evaluated the transferred set of activities, assets, inputs and processes applied to these inputs in this acquisition and determined that the acquisition did not constitute a business. Currently, we are restricted from engaging in future acquisitions under the terms of the amended credit facility agreement. Please see “Liquidity and Capital Resources” below.

In a strategic effort to focus our resources on strengthening existing clusters and expanding into new U.S. Hispanic markets, we periodically review our portfolio of media properties and, from time to time, seek to divest non-core assets in markets where we do not see the opportunity to grow to scale and build out media clusters. In accordance with this strategy, we sold our outdoor advertising operations in May 2008 to Lamar Advertising Co. for $101.5 million and we no longer have outdoor advertising operations. Accordingly, our financial statements reflect the outdoor advertising operations as discontinued operations; we have presented the related assets and liabilities as assets held for sale and reclassified the related revenue and expenses as discontinued operations.

Relationship with Univision

Substantially all of our television stations are Univision- or TeleFutura-affiliated television stations. Our network affiliation agreements with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and TeleFutura network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent.

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national and regional advertising sales on our Univision- and TeleFutura-affiliate television stations, and Entravision pays certain sales representation fees to Univision relating to national and regional advertising sales. During the years ended December 31, 2009 and 2008, the amount we paid Univision in this capacity was $6.6 and $9.5 million, respectively.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and TeleFutura-affiliated television station signals for a term of six years. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with cable and other television service providers. During the year ended December 31, 2009, retransmission consent revenue accounted for approximately $9.5 million.

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

RESULTS OF OPERATIONS

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, loss (gain) on sale of assets and impairment charge. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Years Ended December 31,			% Change 2009 to 2008	% Change 2008 to 2007
	2009	2008	2007
		As Restated
Net Revenue
Television	$124,437	$145,938	$156,375	(15)%	(7)%
Radio	64,794	86,397	93,671	(25)%	(8)%

Consolidated	189,231	232,335	250,046	(19)%	(7)%

Direct operating expenses
Television	52,424	64,095	64,242	(18)%	(0)%
Radio	31,478	36,706	35,366	(14)%	4%

Consolidated	83,902	100,801	99,608	(17)%	1%

Selling, general and administrative expenses
Television	20,279	22,120	23,072	(8)%	(4)%
Radio	17,999	21,589	21,195	(17)%	2%

Consolidated	38,278	43,709	44,267	(12)%	(1)%

Depreciation and amortization
Television	15,680	17,824	17,257	(12)%	3%
Radio	5,353	5,588	5,308	(4)%	5%

Consolidated	21,033	23,412	22,565	(10)%	4%

Segment operating profit
Television	36,054	41,899	51,804	(14)%	(19)%
Radio	9,964	22,514	31,802	(56)%	(29)%

Consolidated	46,018	64,413	83,606	(29)%	(23)%
Corporate expenses	14,918	17,117	17,353	(13)%	(1)%
Impairment charge	50,648	610,456	—	(92)%	*

Operating income (loss)	$(19,548)	$(563,160)	$66,253	(97)%	*

Consolidated adjusted EBITDA (1)	$55,312	$74,104	$91,779	(25)%	(19)%

Capital expenditures
Television	$5,839	$13,329	$11,293
Radio	1,122	3,531	2,991

Consolidated	$6,961	$16,860	$14,284

Total assets
Television	$348,191	$396,231	$517,878
Radio	139,736	196,752	745,296
Assets held for sale (2)	—	—	102,974

Consolidated	$487,927	$592,983	$1,366,148

(footnotes on next page)

*	Percentage not meaningful.

(1)	Consolidated adjusted EBITDA means net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. The maximum allowed leverage ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense. Under our syndicated bank credit facility, our maximum allowed leverage ratio may not exceed 6.75 to 1. The actual leverage ratio was as follows (in each case as of December 31): 2009, 6.6 to 1; 2008, 5.5 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into an amendment to our credit facility agreement in March 2009, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
		As Restated
Consolidated adjusted EBITDA (1)	$55,312	$74,104	$91,779

Interest expense	(27,948)	(43,093)	(49,405)
Interest income	459	1,894	4,809
Gain (loss) on debt extinguishment	(4,716)	9,813	—
Income tax benefit	1,917	70,086	18,047
Amortization of syndication contracts	(1,981)	(2,883)	(1,798)
Payments on syndication contracts	2,836	2,840	1,830
Non-cash stock-based compensation included in direct operating expenses	(854)	(633)	(431)
Non-cash stock-based compensation included in selling, general and administrative expenses	(1,142)	(794)	(678)
Non-cash stock-based compensation included in corporate expenses	(2,038)	(1,926)	(1,884)
Depreciation and amortization	(21,033)	(23,412)	(22,565)
Impairment charge	(50,648)	(610,456)	—
Carrying value adjustment in discontinued operations	—	—	(79,460)
Reclassified items in discontinued operations	—	(3,930)	(3,697)
Equity in net income (loss) of nonconsolidated affiliates	(236)	(166)	336

Net loss	(50,072)	(528,556)	(43,117)

Depreciation and amortization	21,033	23,412	22,565
Impairment charge	50,648	610,456	—
Deferred income taxes	(2,351)	(71,571)	(18,589)
Amortization of debt issue costs	402	459	404
Amortization of syndication contracts	1,981	2,883	1,798
Payments on syndication contracts	(2,836)	(2,840)	(1,830)
Equity in net (income) loss of nonconsolidated affiliate	236	166	(336)
Non-cash stock-based compensation	4,034	3,353	2,993
Loss (gain) on debt extinguishment	945	(9,813)	—
Change in fair value of interest rate swap agreements	(6,979)	11,648	17,667
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	570	11,156	(4,015)
(Increase) decrease in prepaid expenses and other assets	(484)	803	84
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,662	(6,065)	(938)
Effect of discontinued operations	—	(1,273)	86,579

Cash flows from operating activities	$18,789	$44,218	$63,265

(footnotes on preceding page)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated Operations

Net Revenue. Net revenue decreased to $189.2 million for the year ended December 31, 2009 from $232.3 million for the year ended December 31, 2008, a decrease of $43.1 million. Of the overall decrease, $21.6 million came from our radio segment and was primarily attributable to a decrease in local and national advertising sales and advertising rates, which in turn was primarily due to the weak economy. Additionally, $21.5 million of the overall decrease came from our television segment and was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the weak economy, partially offset by an increase in retransmission consent revenue in the amount of $9.5 million.

We currently anticipate that net revenue will increase for the full year 2010, primarily due to advertising revenue from World Cup and political, as well as retransmission consent revenue.

Direct Operating Expenses. Direct operating expenses decreased to $83.9 million for the year ended December 31, 2009 from $100.8 million for the year ended December 31, 2008, a decrease of $16.9 million. Of the overall decrease, $11.7 million came from our television segment and was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions of personnel and salary reductions. Additionally, $5.2 million of the overall decrease came from our radio segment and was primarily attributable to a decrease in expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions of personnel and salary reductions. As a percentage of net revenue, direct operating expenses increased to 44% for the year ended December 31, 2009 from 43% for the year ended December 31, 2008. Direct operating expenses as a percentage of net revenue increased because the decrease in net revenue outpaced the decrease in direct operating expenses.

We believe that direct operating expenses will continue to decrease during the first quarter of 2010 as a result of the cost-savings measures that we implemented during the first quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $38.3 million for the year ended December 31, 2009 from $43.7 million for the year ended December 31, 2008, a decrease of $5.4 million. Of the overall decrease, $3.6 million came from our radio segment and was primarily attributable to decreases in salary expense due to reductions of personnel and salary reductions and promotional spending. Additionally, $1.8 million of the overall decrease came from our television segment and was primarily attributable to a decrease in salary expense due to reductions of personnel and salary reductions. As a percentage of net revenue, selling, general and administrative expenses increased to 20% for the year ended December 31, 2009 from 19% for the year ended December 31, 2008. Selling, general and administrative expenses as a percentage of net revenue increased because the decrease in net revenue outpaced the decrease in selling, general and administrative expenses.

We believe that selling, general and administrative expenses will continue to decrease during the first quarter of 2010 as a result of the cost-savings measures that we implemented during the first quarter of 2009.

Corporate Expenses. Corporate expenses decreased to $14.9 million for the year ended December 31, 2009 from $17.1 million for the year ended December 31, 2008, a decrease of $2.2 million. The decrease was primarily attributable to a decrease in professional fees and salary expense due to salary reductions. As a percentage of net revenue, corporate expenses increased to 8% for the year ended December 31, 2009 from 7% for the year ended December 31, 2008. Corporate expenses as a percentage of net revenue increased because the decrease in net revenue outpaced the decrease in corporate expenses.

We believe that corporate expenses will continue to decrease during the first quarter of 2010 as a result of the cost-savings measures that we implemented during the first quarter of 2009.

Depreciation and Amortization. Depreciation and amortization decreased to $21.0 million for the year ended December 31, 2009 from $23.4 million for the year ended December 31, 2008, a decrease of $2.4 million.

Impairment Charge. Continuing operations includes an impairment charge of $47.9 million related to our radio FCC licenses for the year ended December 31, 2009, which was related to increased competition and a general slowing of growth in the radio industry. Continuing operations also includes a carrying value adjustment of $2.7 million from our television segment for the year ended December 31, 2009. Continuing operations includes an impairment charge of $610.5 million for the year ended December 31, 2008, which was a result of a $133.5 million impairment of goodwill in our radio segment, a $413.0 million impairment of our radio FCC licenses, a $59.1 million impairment of our television FCC licenses and a $4.9 million impairment of our television syndicated programming contracts.

Operating Income (loss). As a result of the above factors, operating loss was $19.5 million for the year ended December 31, 2009, compared to an operating loss of $563.2 million for the year ended December 31, 2008.

Interest Expense. Interest expense decreased to $27.9 million for the year ended December 31, 2009 from $43.1 million for the year ended December 31, 2008, a decrease of $15.2 million. Of the overall decrease, $18.6 million was primarily attributable to the change in the fair value of our interest rate swap agreements, partially offset by an increase of $3.4 million of interest expense attributable to higher interest rates from the amendment to the syndicated bank credit facility.

Gain (Loss) on Debt Extinguishment. We recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to the syndicated bank credit facility for the year ended December 31, 2009. During the year ended December 31, 2008, we reduced our term loan debt by $76.5 million, of which $66.5 million was repurchased pursuant to the amendment to our credit facility agreement that we entered into on November 12, 2008, and retired that portion of our debt. We recorded a gain on debt extinguishment of $9.8 million by repurchasing the debt at a discount during the year ended December 31, 2008.

Income Tax Expense. Income tax benefit for the year ended December 31, 2009 was $1.9 million. The effective income tax rate was 3.6%, which reflects a decrease to the statutory rate of approximately 38% due to an increase in the valuation allowance. Income tax benefit for the year ended December 31, 2008 was $70.1 million. The effective tax rate for the year ended December 31, 2008 was 11.8%, which reflects a decrease from the statutory rate due to an increase in the valuation allowance on our net deferred tax assets and the impairment of goodwill.

As of December 31, 2009, we believe that our deferred tax assets will not be fully realized in the future and have provided a valuation allowance against those deferred tax assets. As a result, we increased the valuation allowance against our net deferred tax assets by $16.7 million for the year ended December 31, 2009. In determining our deferred tax assets subject to a valuation allowance, we excluded the deferred tax liabilities attributable to indefinite-lived intangibles.

Loss from Discontinued Operations. We sold our outdoor advertising operations during the second quarter of 2008. We reported the results of our outdoor advertising operations in discontinued operations within the consolidated statements of operations. The loss from discontinued operations was $3.9 million for the year ended December 31, 2008.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $124.4 million for the year ended December 31, 2009 from $145.9 million for the year ended December 31, 2008, a decrease of $21.5 million. The decrease was primarily attributable to a decrease in local and national advertising rates, which in turn was primarily due to the weak economy. We also generated $9.5 million in retransmission consent revenue. We anticipate that retransmission consent revenue will continue to increase in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $52.4 million for the year ended December 31, 2009 from $64.1 million for the year ended December 31, 2008, a decrease of

$11.7 million. The decrease was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions in personnel and salary reductions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $20.3 million for the year ended December 31, 2009 from $22.1 million for the year ended December 31, 2008, a decrease of $1.8 million. The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions.

Radio

Net Revenue. Net revenue in our radio segment decreased to $64.8 million for the year ended December 31, 2009 from $86.4 million for the year ended December 31, 2008, a decrease of $21.6 million. The decrease was primarily attributable to a decrease in local and national advertising sales and advertising rates, which in turn was primarily due to the weak economy.

There has been a general slowing of growth in the radio industry over the last few years, and we currently believe that this trend will continue. Additionally, radio advertising revenue is expected to continue to be negatively impacted because of decreases in television advertising rates, which make television advertising more affordable, combined with a general perception in the marketplace that there is an enhanced branding power to advertising on television relative to radio.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $31.5 million for the year ended December 31, 2009 from $36.7 million for the year ended December 31, 2008, a decrease of $5.2 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in net revenue and a decrease in salary expense due to reductions in personnel and salary reductions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $18.0 million for the year ended December 31, 2009 from $21.6 million for the year ended December 31, 2008, a decrease of $3.6 million. The decrease was primarily attributable to decreases in salary expense due to reductions in personnel and salary reductions and promotional spending.

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

Income Tax Benefit (As restated). Our expected annual tax rate is approximately 38% of pre-tax income or loss. The effective tax rate for the year ended December 31, 2008 was 11.8%, which reflects a decrease from the statutory rate due to an increase in the valuation allowance on our net deferred tax assets and the impairment of goodwill. As described above, for the year ended December 31, 2008, we recognized a $133.5 million impairment of goodwill in our radio segment of which approximately $112 million of the impairment will not be deductible for tax purposes. As a result, the Company did not recognize a tax benefit for the non-deductible impairment of goodwill.

During 2009, we identified an error in the income tax benefit related to our valuation allowance for the year ended December 31, 2008. This error related to the tax effect of the adjustments to the carrying value of indefinite-lived intangible assets due to the impairment charges we recorded during 2008. This error and its correction is solely the result of originations and reversals of deferred tax differences and their effect on the valuation allowance recorded on the deferred tax assets. As a result, the income tax benefit decreased by $40.6 million for the year ended December 31, 2008, which results in a corresponding increase in loss from continuing operations, net loss and accumulated deficit and a decrease in stockholders’ equity. The long-term deferred income tax liability increased by $42.5 million and the current deferred tax asset, which is recorded in the line “prepaid expenses and other current assets” on the balance sheet, increased by $1.9 million. Accordingly, the annual results of operations for the period ended December 31, 2008 have been restated. For additional information, please see Note 2, Restatement of Previously Issued Consolidated Financial Statements, to Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Due to the error related to the tax effect of the adjustments to the carrying value of indefinite-lived intangible assets due to the impairment charges we recorded during 2008, we have revised our disclosure for income taxes for September 30, 2008 as follows:

Income Tax Benefit (As restated). Our expected annual tax rate is approximately 25% of pre-tax income or loss, adjusted for permanent tax differences. The effective tax rate for the three- and nine-month period ended September 30, 2008 decreased due to an increase in the valuation allowance and the impairment of goodwill. As described above, for the three- and nine-month periods ended September 30, 2008, we recognized a $54 million impairment of goodwill in our radio segment of which approximately $46 million of the impairment is not deductible for tax purposes. As a result, no tax benefit was recorded for the related impairment of goodwill that is not deductible for tax purposes.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), during the three- and nine-months ended September 30, 2008, we provided a full valuation on our net deferred tax assets arising primarily from net operating loss carryforwards where, as a result of our continued losses, we believe that the future realization of such benefits are uncertain and that it is not more likely than not that the assets will be realizable in the future. In determining our valuation allowance, we excluded the deferred tax liabilities related to our indefinite-lived assets. As a result, we increased the valuation allowance against our net deferred tax assets by $88.7 million for the three- and nine-month periods ended September 30, 2008. We will continue to assess our valuation allowance in future periods based upon the provisions of SFAS 109.

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

Liquidity and Capital Resources

As a result of the global financial crisis and the recession, and their impact on the advertising marketplace and our customers, we experienced declining net revenues in 2009, which have had a significant negative impact on our cash flows and consolidated adjusted EBITDA, which we defined as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. For a reconciliation of consolidated adjusted EBITDA to cash flow from operating activities, its most directly comparable GAAP financial measure, please see page 48.

In order to maintain compliance with the maximum allowed leverage ratio covenant, calculated as the ratio of consolidated total debt outstanding to trailing-twelve-month consolidated adjusted EBITDA, we will need to achieve certain quarterly, trailing-twelve-month consolidated adjusted EBITDA targets. We believe that we will be able to achieve the trailing-twelve-month consolidated adjusted EBITDA targets under our amended credit facility agreement, and, therefore, we believe that we will be able to maintain compliance with the maximum allowed leverage ratio covenant for at least the next twelve months. Under the amended credit facility agreement, our debt to trailing-twelve-month consolidated adjusted EBITDA ratio is required to be below 6.75 at the end of the fourth quarter of 2009, below 6.50 at the end of the first two quarters of 2010, below 6.25 at the end of the third quarter of 2010 and below 6.00 at the end of the fourth quarter of 2010.

We believe that we will be able to achieve the trailing-twelve-month consolidated adjusted EBITDA targets under our amended credit facility agreement, and, therefore, we believe that we will be able to maintain compliance with the maximum allowed leverage ratio covenants under our amended credit facility agreement for a period of at least the next four quarters from December 31, 2009. However, there is no assurance that further adverse events outside of our control may arise that would result in our inability to comply with the maximum allowed leverage ratio covenant under our amended credit facility agreement. In such event, we might decide to use remaining cash resources to prepay debt, which may result in limitations on available working capital.

Alternatively, to meet our cash requirements and avoid failing to comply with the maximum allowed leverage ratio covenant, we may be required to obtain a further waiver or amendment to our amended credit facility agreement, refinance our existing debt, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions could be consummated on terms satisfactory to us or at all.

Syndicated Bank Credit Facility

In September 2005, we entered into a syndicated bank credit facility with a $650 million senior secured syndicated bank credit facility, consisting of a 7 1/2 year $500 million term loan and a 6 1/ 2 year $150 million revolving facility. The term loan under the syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under the former syndicated bank credit facility, (ii) to complete a tender offer for the previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes. The term loan matures in 2013 and the revolving facility expires in 2012. Our ability to make additional borrowings under the syndicated bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

On March 16, 2009, we entered into an amendment to our syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

•

The interest that we pay under the credit facility increased. Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon our leverage ratio. Borrowings under both our revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0. When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 3.25%. The term loan currently bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.51% at December 31, 2009. As of December 31, 2009, $361.9 million of the term loan was outstanding.

•

The total amount of our revolver facility was reduced from $150 million to $50 million. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period. New conditions have been added for loans under the revolver facility greater than $5 million. The revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. As of December 31, 2009, we had approximately $1.0 million in outstanding letters of credit and $49 million was available under the revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

•

There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009, through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, is 6.75. The maximum allowed leverage ratio decreases to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011, and through the term of the agreement, the maximum allowed leverage ratio is 5.50. The actual leverage ratio was 6.6 to 1 as of December 31, 2009. Therefore, we were in compliance with this covenant as of this date. From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15.

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

The amendment also contains additional covenants, representations and provisions that are usual and customary for credit facilities of this type. All other provisions of our credit facility agreement, as amended prior to March 2009, remain in full force and effect unless expressly amended or modified by the March 2009 amendment.

At the time we entered into the amended credit facility agreement, we made a prepayment of $40 million to reduce the outstanding amount of our term loans and paid our lenders an amendment fee.

We recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to the syndicated bank credit facility during the year ended December 31, 2009.

The amended credit facility agreement is secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including the special purpose subsidiary formed to hold our FCC licenses. The amended credit facility agreement contains customary events of default. If an event of default occurs and is continuing, we might be required to repay all amounts then outstanding under the amended credit facility agreement. Lenders holding more than 50% of the loans and commitments under the syndicated bank credit facility may elect to accelerate the maturity of loans upon the occurrence and during the continuation of an event of default.

The amended credit facility agreement contains certain financial covenants relating to maximum leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. As explained in more detail above, the covenants become increasingly restrictive in the later years of the amended credit facility agreement. The amended credit facility agreement also requires us to maintain FCC licenses for broadcast properties and contains restrictions on the incurrence of additional debt, the payment of dividends, the repurchase of shares of our own common stock, the making of acquisitions and the sale of assets.

Derivative Instruments

We use interest rate swap agreements to manage our exposure to the risks associated with changes in interest rates. We do not enter into derivative instruments for speculation or trading purposes. As of December 31, 2009, we had three interest rate swap agreements with a $168 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $193.9 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%. It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements. As of December 31, 2009 and 2008, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values were reflected currently in earnings.

For the year ended December 31, 2009, we recognized a decrease of $7.0 million in interest expense related to the increase in fair value of the interest rate swap agreements. For the year ended December 31, 2008, we recognized an increase of $11.6 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

As of December 31, 2009, the fair value of the interest rate swap agreements was a liability of $16.2 million and is classified in other short-term liabilities on our balance sheet. As of December 31, 2008, the fair value of the interest rate swap agreements was a liability of $23.2 million and is classified in other short-term liabilities on our balance sheet.

Debt and Equity Financing

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. We completed this repurchase program in April 2008. We repurchased a total of 13.0 million shares of Class A common stock for $100 million.

On April 7, 2008, our Board of Directors approved an additional stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private purchases. As of December 31, 2008, we repurchased approximately 7.4 million shares at an average price of $2.67 for an aggregate purchase price of approximately $19.8 million. We repurchased an additional 0.4 million shares of our outstanding Class A common stock at an average price of $1.47 for an aggregate purchase price of approximately $0.5 million during the year ended December 31, 2009.

We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through December 31, 2009.

We are currently restricted from making future repurchases of shares of our common stock under the terms of our amended credit facility except under a limited circumstance, which we utilized in May 2009 and may utilize again in the future. (See Note 8 to Notes to Consolidated Financial Statements.)

On October 4, 2007, the Company’s Board of Directors approved the retirement of 6.3 million shares of repurchased Class A common stock. On December 31, 2008, the Company’s Board of Directors approved the retirement of 14.1 million shares of repurchased Class A common stock. On December 31, 2009, the Company’s Board of Directors approved the retirement of 1.2 million shares of repurchased Class A common stock.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $55.3 million for the year ended December 31, 2009 from $74.1 million for the year ended December 31, 2008, a decrease of $18.8 million, or 25%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 29% for the year ended December 31, 2009 from 32% for the year ended December 31, 2008.

We define consolidated adjusted EBITDA as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include loss (gain) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. The maximum allowed leverage ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense. Under our syndicated bank credit facility, our maximum allowed leverage ratio may not exceed 6.75 to 1. The actual leverage ratio was as follows (in each case as of December 31): 2009, 6.6 to 1; 2008, 5.5 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into an amendment to our credit facility agreement in March 2009, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 48.

Cash Flow

Net cash flow provided by operating activities was $18.8 million for the year ended December 31, 2009 compared to net cash flow provided by operating activities of $44.2 million for the year ended December 31, 2008. Although we had a net loss of $50.1 million for the year ended December 31, 2009, we had positive cash flow from operations. Our net loss for the year ended December 31, 2009 was primarily a result of non-cash expenses, including an impairment charge of $50.6 million and depreciation and amortization expense of $21.0 million. Our net loss of $528.6 million for the year ended December 31, 2008 was also the result of non-cash expenses, primarily impairment charges of $610.5 million. We expect to continue to have positive cash flow from operating activities for 2010.

Net cash flow used in investing activities was $10.8 million for the year ended December 31, 2009, compared to net cash flow provided by investing activities of $61.3 million for the year ended December 31, 2008. During the year ended December 31, 2009, we spent $6.8 million on net capital expenditures and $4.1 million related to the acquisition of television assets in Reno, Nevada. These capital expenditures were paid out of net cash flow from operations. During the year ended December 31, 2008, we received $101.5 million from the sale of our outdoor advertising business and spent $16.9 million on net capital expenditures and $22.9 million related to the acquisition of radio assets in Orlando, Florida. We anticipate that our capital expenditures will be approximately $7-8 million during 2010. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. However, in order comply with the terms of our amended credit facility agreement, our capital expenditures may not exceed $10 million in each of 2009 and 2010.

Under the terms of our amended credit facility agreement, we are restricted from making acquisitions and investments when the leverage ratio is greater than 4.0, which is the case at the present time.

Net cash flow used in financing activities was $44.6 million for the year ended December 31, 2009, compared to $128.2 million for the year ended December 31, 2008. During the year ended December 31, 2009, we made net debt payments of $42.6 million, paid $1.2 million in fees and expenses related to the amendment of our syndicated bank credit facility, repurchased 1.2 million shares of our Class A common stock for $1.1 million including transaction fees and received net proceeds of $0.3 million from the sale of shares issued under our 2001 Employee Stock Purchase Plan. During the year ended December 31, 2008, we repurchased 12.1 million shares of our Class A common stock for $50.8 million including transaction fees, repurchased 1.5 million shares of our Class U common stock for $10.4 million, made net debt payments of $67.7 million and received net proceeds of $0.8 million from the sale of shares issued under our 2001 Employee Stock Purchase Plan. Under the terms of our amended credit facility agreement, we are prevented from making future repurchases of our Class A common stock except under a limited circumstance, which we utilized in May 2009 and may utilize again in the future.

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

Our material contractual obligations at December 31, 2009 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Syndicated bank credit facility and other borrowings and related interest (1)	$460,205	$33,972	$56,036	$370,197	$—
Media research and ratings providers (2)	25,372	11,074	14,224	75	—
Operating leases and other material non-cancelable contractual obligations (2) (3)	61,011	9,434	15,136	11,720	24,721

Total contractual obligations	$546,588	$54,479	$85,396	$381,992	$24,721

(1)	These amounts represent estimated future cash interest payments related to our syndicated bank credit facility and other borrowings. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events. Please refer to “Syndicated Bank Credit Facility Amendments” above for interest terms.
(2)	Does not include month-to-month leases and amounts related to discontinued operations.
(3)

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1.4 million of liabilities related to uncertain tax positions have been excluded from the table above.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”)”. SFAS 168 made the FASB Accounting Standards Codification (“ASC”), also known as the “Codification”, the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), except for additional authoritative rules and interpretive releases issued by the SEC. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic within a consistent structure. The Codification was effective for our financial statements issued beginning in the quarter ending September 30, 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

Goodwill

We believe that the accounting estimates related to the fair value of our reporting units and indefinite life intangible assets and our estimates of the useful lives of our long-lived assets are “critical accounting estimates” because: (1) goodwill and other intangible assets are our most significant assets, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as on our results of operations, could be material. Accordingly, the assumptions about future cash flows on the assets under evaluation are critical

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We test our goodwill and other indefinite-lived intangible assets for impairment annually on the first day of our fourth fiscal quarter, or more frequently if certain events or certain changes in circumstances indicate they may be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, we must make a series of assumptions about such things as the estimated future cash flows and other factors to determine the fair value of these assets.

Goodwill impairment testing is a two-step process. The first step is a comparison of the fair values of our reporting units to their respective carrying amounts. We have determined that each of our operating segments is a reporting unit. If a reporting unit’s estimated fair value is equal to or greater than that reporting unit’s carrying value, no impairment of goodwill exists and the testing is complete at the first step. However, if the reporting unit’s carrying amount is greater than the estimated fair value, the second step must be completed to measure the amount of impairment of goodwill, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. If the implied fair value of goodwill is less than the carrying value of goodwill, then an impairment exists and an impairment loss is recorded for the amount of the difference. As of December 31, 2009, we had $35.9 million of goodwill in our television reporting unit and $9.9 million of goodwill in our radio reporting unit. The fair value of our television reporting unit was greater than the carrying value by 24%. Therefore, we do not believe that we are at risk of failing step one of the goodwill impairment test in our television reporting unit for at least the foreseeable future. The fair value of our radio reporting unit was greater than the carrying value by 7%. If the fair value of our radio reporting unit is less than the carrying value in future periods, we would, at that time, have to proceed to the second step of the goodwill impairment testing process.

The estimated fair value of goodwill is determined by using an income approach. The income approach estimates fair value based on our estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of that reporting unit. The income approach also requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimated our discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated our revenue projections and profit margin projections based on internal forecasts about future performance.

The estimated fair value of the income approach is compared to a market approach for reasonableness. The market approach estimates fair value by applying sales, earnings and cash flow multiples to each reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to our reporting units. The market approach requires us to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums. The current economic conditions have led to a decrease in the number of comparable transactions, which makes the market approach of comparable transactions and transaction premiums more difficult to estimate than in previous years.

The continuation or worsening of current economic conditions potentially could have an adverse effect on the capital markets, which would affect the discount rate assumptions, terminal value estimates, transaction premiums and comparable transactions. Such economic conditions could also have an adverse effect on the fundamentals of our business and results of operations, which would affect our internal forecasts about future performance and terminal value estimates. Furthermore, such economic conditions could have a negative impact on the advertising industry in general or the industries of those customers who advertise on our stations, including, among others, the automotive, financial and other services, telecommunications, travel and restaurant industries, which in the aggregate provide a significant amount of our historical and projected advertising revenue. The activities of our competitors, such as other broadcast television stations and radio stations, could have an adverse effect on our internal forecasts about future performance and terminal value estimates. Changes in technology or our audience preferences, including increased competition from other forms of advertising-based mediums, such as internet, social media and broadband content providers serving the same markets, could have an adverse effect on our internal forecasts about future performance, terminal value estimates and transaction premiums. Finally, the risk factors that we identify from time to time in our SEC reports could have an adverse effect on our internal forecasts about future performance, terminal value estimates and transaction premiums.

Given the uncertainties of the current economic environment and the impact it has had, and may continue to have, on our business, there can be no assurance that our estimates and assumptions made for the purposes of our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding internal forecasts of future performance of our business as a whole or of our units are not achieved, if market conditions change and affect the discount rate, or if there are lower comparable transactions and transaction premiums, we may be required to record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future change in our assumptions would have an adverse impact on our valuation models and result in impairment, or if it does, whether such impairment charge would be material.

Indefinite Life Intangible Assets

We believe that our broadcast licenses are indefinite life intangible assets. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to future cash flows. The evaluation of impairment for indefinite life intangible assets is performed by a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The unit of accounting used to test broadcast licenses represents all licenses owned and operated within an individual market cluster, because such licenses are used together, are complimentary to each other and are representative of the best use of those assets. Our individual market clusters consist of cities or nearby cities. We test our broadcasting licenses for impairment based on certain assumptions about these market clusters. We wrote down the carrying value of certain broadcast licenses in our radio reporting unit to fair value during our 2009 annual impairment test. The fair value of the television broadcast licenses exceeded the carrying value by over 120% so we did not have impairment of our television FCC licenses.

As is the case with determining the estimated fair value of goodwill, the estimated fair value of indefinite life intangible assets is also determined by an income approach. The income approach estimates fair value based on our estimated future cash flows of each market cluster, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach also requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate our discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated our revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions we make about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

The estimated fair value of the income approach is compared to a market approach for reasonableness. The market approach estimates fair value by applying sales, earnings and cash flow multiples to each market cluster’s operating performance. The multiples are derived from comparable markets with similar operating characteristics of our market clusters. The market approach requires us to make a series of assumptions, such as selecting comparable market clusters and comparable transactions and transaction premiums. The current economic conditions have led to a decrease in the number of comparable transactions, which makes the market approach of comparable transactions and transaction premiums more difficult to estimate than in previous years.

The continuation or worsening of current economic conditions potentially could have an adverse effect on the capital markets, which would affect the discount rate assumptions, terminal value estimates, transaction premiums and comparable transactions. Such economic conditions could also have an adverse effect on the fundamentals of our business and results of operations, which would affect our internal forecasts about future performance and terminal value estimates. Furthermore, such economic conditions could have a negative impact on the advertising industry in general or the industries of those customers who advertise on our stations, including, among others, the automotive, financial and other services, telecommunications, travel and restaurant industries, which in the aggregate provide a significant amount of our historical and projected advertising revenue. The activities of our competitors, such as other broadcast television stations and radio stations, could have an adverse effect on our internal forecasts about future performance and terminal value estimates. Changes in technology or our audience preferences, including increased competition from other forms of advertising-based mediums, such as internet, social media and broadband content providers serving the same markets, could have an adverse effect on our internal forecasts about future performance, terminal value estimates and transaction premiums. Finally, the risk factors that we identify from time to time in our SEC reports could have an adverse effect on our internal forecasts about future performance, terminal value estimates and transaction premiums.

Given the uncertainties of the current economic environment and the impact it has had, and may continue to have, on our business, there can be no assurance that our estimates and assumptions made for the purposes of our impairment testing will prove to be accurate predictions of the future. If our assumptions regarding internal forecasts of future performance of our business as a whole or of our units are not achieved, if market conditions change and affect the discount rate, or if there are lower comparable transactions and transaction premiums, we may be required to record additional impairment charges in future periods. It is not possible at this time to determine if any such future change in our assumptions would have an adverse impact on our valuation models and result in impairment, or if it does, whether such impairment charge would be material.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to uncertain tax positions in income tax expense.

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue contracts with advertising agencies are recorded at an amount that is net of the commission retained by the agency. Revenue from contracts that we enter into directly with our advertisers is recorded at gross revenue and the related commission or national representation fee is recorded in operating expense. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

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

Derivative Instruments

ASC 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), requires us to recognize all of our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.

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

As of December 31, 2009, we had three interest rate swap agreements with a $168 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $193.9 million notional amount, with quarterly increases, that also expires on October 1, 2010. As of December 31, 2009, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, the increase in fair value is classified as a reduction of interest expense on our statements of operations. For the year ended December 31, 2009, we recognized a decrease of $7.0 million in interest expense related to the increase in fair value of the interest rate swap agreements. For the year ended December 31, 2008, the Company recognized an increase of $11.6 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

As of December 31, 2009, the fair value of the interest rate swap agreements was a liability of $16.2 million and is classified in other liabilities on the balance sheet. As of December 31, 2008, the fair value of the interest rate swap agreements was a liability of $23.2 million and is classified in other liabilities on the balance sheet.

Discontinued Operations

We sold the outdoor advertising business in May of 2008 and no longer have outdoor operations. In accordance with ASC 205-20, “Discontinued Operations” (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), we have reported the results of the outdoor advertising business for all periods presented in discontinued operations within the consolidated statements of operations. In the statements of cash flows, the cash flows of discontinued operations have been reclassified for all periods presented and are separately classified within the respective categories with those of continuing operations.

Certain amounts in our prior period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation. All discussions and amounts in the consolidated financial statements and the related notes to consolidated statements for all periods presented relate to continuing operations only, unless otherwise noted.

Additional Information

For additional information on our significant accounting policies, please see Note 3 to Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures relating to transfers in and out of Level 1 and Level 2 fair value measurements, levels of disaggregation, and valuation techniques. These disclosures are effective for reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. We are currently evaluating the impact of this standard on the consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of this standard on the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 clarifies ASC 820, “Fair Value Measurements and Disclosures”. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. We adopted this standard in the fourth quarter 2009. This standard did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued an amendment to ASC 860, “Transfers and Servicing”. The amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”), therefore requiring these entities to be evaluated under the accounting guidance for consolidation of variable interest entities (“VIE”). Other changes include additional considerations when determining if sale accounting is appropriate, as well as enhanced disclosures requirements. This standard is effective January 1, 2010. We are currently evaluating the impact of this standard on the consolidated financial statements.

In June 2009, the FASB issued an amendment to ASC 810, “Consolidation”. The amendment eliminates the scope exception for QSPEs and requires an entity to reconsider its previous consolidation conclusions reached under the VIE consolidation model, including (i) whether an entity is a VIE, (ii) whether the enterprise is the VIE’s primary beneficiary, and (iii) the required financial statement disclosures. The new standard can be applied as of the effective date, with a cumulative-effect adjustment to retained earnings recognized on that date, or retrospectively, with a cumulative-effect adjustment to retained earnings recognized as of the beginning of the first year adjusted. This standard is effective January 1, 2010. We are currently evaluating the impact of this standard on the consolidated financial statements.

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

Television

We conducted our annual review of our television reporting unit and determined that the fair value of our television reporting unit exceeded the carrying value. The fair value of the television reporting unit was primarily determined by evaluating discounted cash flow models and a market-based approach. The revenue projections and profit margin projections in the models are based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The market-based approach used comparable company earnings multiples.

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

Radio

We conducted our annual review of our radio reporting unit and determined that the fair value of our radio reporting unit exceeded the carrying value. The fair value of the radio reporting unit was primarily determined by evaluating discounted cash flow models. The revenue projections and profit margin projections in the models are based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

In calculating the estimated fair value of our radio reporting unit and FCC licenses, we used discounted cash flow models that rely on various assumptions, such as future cash flows, discount rates and multiples. Our estimates of future cash flows assume that our radio segment revenues will increase significantly faster than the increase in our radio expenses, and therefore our radio assets will also increase in value. If any of the estimates of future cash flows, discount rates, multiples or assumptions were to change in any future valuation, it could affect our impairment analysis and cause us to record an additional expense for impairment. Based on the assumptions and estimates described above, we recognized impairment losses of $48 million relating to radio FCC licenses in the fourth quarter of 2009.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2009. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.51% at December 31, 2009. As of December 31, 2009, $361.9 million of our term loan was outstanding. Our revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on our leverage. As of December 31, 2009, we had approximately $1 million in outstanding letters of credit and $49 million was available under the revolving facility for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of December 31, 2009, we had three interest rate swap agreements with a $168 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $193.9 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%. It is expected that the term loan amounts will not exceed the notional amount of the four interest rate swap agreements.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of December 31, 2009, our interest rate swap agreements were not designated for hedge accounting treatment, and as a result, the fair value was a liability of $16.2 million and was classified as other current liabilities on our balance sheet. For the year ended December 31, 2009, we recognized a decrease of $7.0 million of interest expense related to the increase in fair value of the interest rate swap agreements.

We converted our variable rate term loan into a fixed rate obligation at September 30, 2005. We currently anticipate that the aggregate notional amount of our interest rate swap agreements will equal our loan amount outstanding. Since we converted our variable rate term loan into a fixed rate obligation through October 1, 2010, an increase or decrease in the variable interest rate or our bank credit facility would not currently affect interest expense payments. If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-42.

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

Our disclosure controls and procedures are designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, as described below.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our consolidated financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations for the annual and interim periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on our evaluation, we identified the following material weakness in our internal control over financial reporting as of December 31, 2009.

We did not maintain effective controls over accounting for the income tax provision. During 2009, an error was identified in the Company’s income tax benefit related to its valuation allowance for the year ended December 31, 2008, which error arose in the three-month period ended September 30, 2008. Correction of this control deficiency resulted in an audit adjustment to our income tax benefit and deferred tax assets and liabilities and a restatement of those accounts as of and for the year ended December 31, 2008 and as of and for the three- and nine-month periods ended September 30, 2008. Additionally, this control deficiency could result in other misstatements of the aforementioned accounts, which could result in a material misstatement of our consolidated financial statements. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management has further concluded that, in light of the material weakness described above, we did not maintain effective internal control over financial reporting as of December 31, 2009 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Our independent registered public accounting firm, McGladrey & Pullen, LLP, who has audited and reported on our financial statements, issued an attestation report regarding our internal controls over financial reporting as of December 31, 2009. McGladrey & Pullen, LLP’s report is included in this annual report below.

Management’s Plan for Remediation

Management has discussed the material weakness described above with the audit committee and is in the process of reviewing and designing a remediation plan. We expect that the remediation plan will address the design of controls and revision of procedures to ensure appropriate evaluation and recognition of income taxes and will include allocating additional monetary and personnel resources to the preparation of the interim and annual tax provision calculations and adding an additional layer of review to the tax provision process.

We believe that a remediation plan incorporating the measures described above will remediate the material weakness identified and strengthen our internal control over financial reporting. We will continue to review our financial reporting controls and procedures. As we finalize and implement the remediation plan outlined above, we may also identify additional measures to address the material weakness or modify certain of the remediation procedures described above. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weakness. Management, with the input of our audit committee, will continue to take steps to remedy the material weakness as expeditiously as possible to reinforce the overall design and capability of our control environment.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entravision Communications Corporation

We have audited Entravision Communications Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Entravision Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. As of December 31, 2009, the Company did not maintain control over the accounting for income taxes and related disclosures. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A .This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 31, 2010 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Entravision Communications Corporation has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Entravision Communications Corporation and subsidiaries and the related consolidated statements of operations, stockholders’ equity and cash flows, and our report dated March 31, 2010 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Los Angeles, California

March 31, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and matters pertaining to our corporate governance policies and procedures are set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Directors” and “Corporate Governance” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders scheduled to be held on May 27, 2010. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

2.1(1)	Asset Purchase Agreement dated as of July 25, 2005 by and among Entravision Holdings, LLC, Entravision Communications Corporation, Univision Radio License Corporation and Univision Communications Inc.

2.2(2)	Stock Purchase Agreement dated as of February 28, 2008 among Entravision Communications Corporation, Z-Spanish Media Corporation, Inc., Vista Media Group, Inc. and Lamar Advertising of Penn, LLC

3.1(3)	Second Amended and Restated Certificate of Incorporation

3.2(4)	Third Amended and Restated Bylaws, as adopted on December 9, 2005

3.3(21)	First Amendment to Third Amended and Restated Bylaws

10.1(5)†	2000 Omnibus Equity Incentive Plan

10.2(6)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(5)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(1)†	Employment Agreement effective as of August 1, 2005 by and between the registrant and Walter F. Ulloa

10.5(1)†	Employment Agreement effective as of August 1, 2005 by and between the registrant and Philip C. Wilkinson

10.6*†	Employment Agreement effective as of January 1, 2010 by and between the registrant and Jeffery A. Liberman

10.7(8)†	Executive Employment Agreement effective as of December 1, 2005 by and between the registrant and John F. DeLorenzo

10.8(9)†	Separation and Transition Agreement effective as of April 11, 2008 by and between the registrant and John F. DeLorenzo

Exhibit Number	Exhibit Description

10.9(9)†	Executive Employment Agreement effective as of May 12, 2008 between the registrant and Christopher T. Young

10.10(10)†	Form of Indemnification Agreement for officers and directors of the registrant

10.11(5)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.12(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.13(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.14(5)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.15(11)	First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.16(8)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.17(12)	Limited Liability Company Agreement of Lotus/Entravision Reps LLC dated as of August 10, 2001

10.18(13)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.19(13)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.20(3)†	2004 Equity Incentive Plan

10.21(14)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.22(15)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.23(6)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.24(16)†	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.25(17)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.26(18)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.26(19)†	Summary of Non-Employee Director Compensation

10.27(1)	Credit and Guaranty Agreement dated as of September 29, 2005 among Entravision Communications Corporation, certain subsidiaries of Entravision Communications Corporation, as Guarantors, Goldman Sachs Credit Partners L.P., Union Bank of California, N.A., Citigroup Global Markets Inc., Wachovia Bank, National Association, Harris Nesbitt, National City Bank and the lenders party thereto

10.28(20)	First Amendment to Credit and Guaranty Agreement dated as of September 29, 2005 among Entravision Communications Corporation, certain subsidiaries of Entravision Communications Corporation, as Guarantors, Goldman Sachs Credit Partners L.P., Union Bank of California, N.A., Citigroup Global Markets Inc., Wachovia Bank, National Association, Harris Nesbitt, National City Bank and the lenders party thereto, dated as of November 12, 2008

Exhibit Number	Exhibit Description

10.29(22)	Second Amendment to Credit and Guaranty Agreement dated as of September 29, 2005 among Entravision Communications Corporation, certain subsidiaries of Entravision Communications Corporation, as Guarantors, Goldman Sachs Credit Partners L.P., Union Bank of California, N.A., Citigroup Global Markets Inc., Wachovia Bank, National Association, Harris Nesbitt, National City Bank and the lenders party thereto, dated as of March 16, 2009

21.1*	Subsidiaries of the registrant

23.1*	Consent of McGladrey & Pullen LLP

23.2*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(5)	Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.
(8)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.
(11)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(12)	Incorporated by reference from our Registration Statement on Form S-3, No. 333-81652, filed with the SEC on January 30, 2002, as amended by Post-Effective Amendment No. 1 thereto, filed with the SEC on February 25, 2002.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(15)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 4, 2006.
(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2007.
(18)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 11, 2008.
(19)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 17, 2006.
(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 17, 2008.
(21)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 11, 2009.
(22)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2009.

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 31, 2010

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

Signature	Title	Date
/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 31, 2010

/s/ PHILIP C. WILKINSON Philip C. Wilkinson	President, Chief Operating Officer and Director	March 31, 2010

/s/ CHRISTOPHER T. YOUNG Christopher T. Young	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2010

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 31, 2010

/s/ DARRYL B. THOMPSON Darryl B. Thompson	Director	March 31, 2010

/s/ ESTEBAN E. TORRES Esteban E. Torres	Director	March 31, 2010

/s/ GILBERT R. VASQUEZ Gilbert R. Vasquez	Director	March 31, 2010

ENTRAVISION COMMUNICATIONS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entravision Communications Corporation:

We have audited the accompanying consolidated balance sheet of Entravision Communications Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule of Entravision Communications Corporation listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Entravision Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 31, 2010 expressed an opinion that Entravision Communications Corporation had not maintained effective control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen LLP

Los Angeles, California

March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entravision Communications Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Entravision Communications Corporation and its subsidiaries (the “Company”) at December 31, 2008 and the results of their operations and their cash flows for each of two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has restated its 2008 consolidated financial statements and financial statement schedule to correct an error.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 16, 2009, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements, as to which the date is March 31, 2010

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(In thousands, except share and per share data)

	December 31, 2009	December 31, 2008
		As Restated
ASSETS
Current assets
Cash and cash equivalents	$27,666	$64,294
Trade receivables, net of allowance for doubtful accounts of $5,105 and $5,640 (including related parties of $4,496 and $0)	44,674	44,855
Prepaid expenses and other current assets (including related parties of $274 and $274)	5,803	7,196

Total current assets	78,143	116,345
Property and equipment, net	80,446	90,898
Intangible assets subject to amortization, net (included related parties of $27,841 and $30,161)	28,757	31,380
Intangible assets not subject to amortization	246,199	298,042
Goodwill	45,845	45,845
Other assets	8,537	10,473

Total assets	$487,927	$592,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$1,000	$1,002
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $4,262 and $4,092)	47,669	57,647

Total current liabilities	48,787	58,767
Long-term debt, less current maturities (including related parties of $1,000 and $2,000)	362,949	405,521
Other long-term liabilities	12,258	14,038
Deferred income taxes	38,698	42,563

Total liabilities	462,692	520,889

Commitments and contingencies (note 10)

Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2009 51,807,122; 2008 45,877,400	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2009 22,587,433; 2008 22,887,433	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2009 9,352,729; 2008 15,652,729	1	2
Additional paid-in capital	937,963	934,749
Accumulated deficit	(912,736)	(862,664)

Total stockholders’ equity	25,235	72,094

Total liabilities and stockholders’ equity	$487,927	$592,983

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

	2009	2008	2007
		As Restated
Net revenue (including related parties of $0, $182 and $615)	$189,231	$232,335	$250,046

Expenses:
Direct operating expenses (including related parties of $8,105, $11,455 and $12,180) (including non-cash stock-based compensation of $854, $633 and $431)	83,902	100,801	99,608
Selling, general and administrative expenses (including non-cash stock-based compensation of $1,142, $794 and $678)	38,278	43,709	44,267
Corporate expenses (including non-cash stock-based compensation of $2,038, $1,926 and $1,884)	14,918	17,117	17,353
Depreciation and amortization (includes direct operating of $15,454, $18,344 and $17,700; selling, general and administrative of $4,328, $3,991 and $4,007; and corporate of $1,251, $1,077 and $858) (including related parties of $2,320, $2,320 and $2,320)	21,033	23,412	22,565
Impairment charge	50,648	610,456	—

	208,779	795,495	183,793

Operating income (loss)	(19,548)	(563,160)	66,253
Interest expense (including related parties of $118, $199 and $257)	(27,948)	(43,093)	(49,405)
Interest income	459	1,894	4,809
Gain (loss) on debt extinguishment	(4,716)	9,813	—

Income (loss) before income taxes	(51,753)	(594,546)	21,657
Income tax benefit	1,917	70,086	18,047

Income (loss) before equity in net income (loss) of nonconsolidated affiliate and discontinued operations	(49,836)	(524,460)	39,704
Equity in net income (loss) of nonconsolidated affiliate	(236)	(166)	336

Income (loss) from continuing operations	(50,072)	(524,626)	40,040
Loss from discontinued operations, net of tax (expense) benefit of $0, ($353) and $15,308	—	(3,930)	(83,157)

Net loss applicable to common stockholders	$(50,072)	$(528,556)	$(43,117)

Basic and diluted earnings per share:
Income (loss) per share from continuing operations applicable to common stockholders, basic and diluted	$(0.60)	$(5.79)	$0.39

Loss per share from discontinued operations, basic and diluted	$—	$(0.04)	$(0.81)

Net loss per share applicable to common stockholders, basic and diluted	$(0.60)	$(5.84)	$(0.42)

Weighted average common shares outstanding, basic	83,972,709	90,560,685	102,382,307

Weighted average common shares outstanding, diluted	83,972,709	90,560,685	103,020,657

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2009, 2008 and 2007

(In thousands, except share data)

	Number of Common Shares				Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total
	Class A	Class B	Class U	Treasury Stock	Class A	Class B	Class U

Balance, December 31, 2006	60,292,948	26,548,033	17,152,729	1,180,887	$7	$3	$2	$1,042,698	$(290,991)	$751,719

Issuance of common stock upon exercise of stock options	850,046	—	—	—	—	—	—	6,347	—	6,347
Issuance of common stock under employee stock purchase plan	138,416	—	—	—	—	—	—	873	—	873
Stock-based compensation expense, net	—	—	—	—	—	—	—	2,996	—	2,996
Repurchase of Class A common stock	(7,201,640)	—	—	7,201,640	(1)	—	—	(61,006)	—	(61,007)
Retirement of treasury stock	—	—	—	(6,322,526)	—	—	—	—	—	—
Class B common stock exchanged for Class A common stock	3,660,600	(3,660,600)	—	—	—	(1)	—	—	—	(1)
Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	—	(43,117)	(43,117)

Balance, December 31, 2007	57,740,370	22,887,433	17,152,729	2,060,001	$6	$2	$2	$991,908	$(334,108)	$657,810

Issuance of common stock upon exercise of stock options or awards of restricted stock units	38,000	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	182,318	—	—	—	—	—	—	785	—	785
Stock-based compensation expense, net	—	—	—	—	—	—	—	3,272	—	3,272
Repurchase of Class A common stock	(12,083,288)	—	—	12,083,288	(1)	—	—	(50,836)	—	(50,837)
Repurchase of Class U common stock	—	—	(1,500,000)	—	—	—	—	(10,380)	—	(10,380)
Retirement of treasury stock	—	—	—	(14,143,289)	—	—	—	—	—	—
Net loss for the year ended December 31, 2008 (As Restated)	—	—	—	—	—	—	—	—	(528,556)	(528,556)

Balance, December 31, 2008 (As Restated)	45,877,400	22,887,433	15,652,729	—	$5	$2	$2	$934,749	$(862,664)	$72,094

Issuance of common stock upon exercise of stock options or awards of restricted stock units	54,200	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	508,202	—	—	—	—	—	—	255	—	255
Stock-based compensation expense, net	—	—	—	—	—	—	—	4,034	—	4,034
Repurchase of Class A common stock	(1,232,680)	—	—	1,232,680	—	—	—	(1,075)	—	(1,075)
Retirement of treasury stock	—	—	—	(1,232,680)	—	—	(1)	—	—	(1)
Class B common stock exchanged for Class A common stock	300,000	(300,000)	—	—	—	—	—	—	—	—
Class U common stock exchanged for Class A common stock	6,300,000	—	(6,300,000)	—	—	—	—	—	—	—
Net loss for the year ended December 31, 2009	—	—	—	—	—	—	—	—	(50,072)	(50,072)

Balance, December 31, 2009	51,807,122	22,587,433	9,352,729	—	$5	$2	$1	$937,963	$(912,736)	$25,235

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
		As Restated
Cash flows from operating activities:
Net loss	$(50,072)	$(528,556)	$(43,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,033	23,412	22,565
Impairment charge	50,648	610,456	—
Deferred income taxes	(2,351)	(71,571)	(18,589)
Amortization of debt issue costs	402	459	404
Amortization of syndication contracts	1,981	2,883	1,798
Payments on syndication contracts	(2,836)	(2,840)	(1,830)
Equity in net (income) loss of nonconsolidated affiliate	236	166	(336)
Non-cash stock-based compensation	4,034	3,353	2,993
(Gain) loss on debt extinguishment	945	(9,813)	—
Change in fair value of interest rate swap agreements	(6,979)	11,648	17,667
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	570	11,156	(4,015)
(Increase) decrease in prepaid expenses and other assets	(484)	803	84
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,662	(6,065)	(938)
Effect of discontinued operations	—	(1,273)	86,579

Net cash provided by operating activities	18,789	44,218	63,265

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	122	101,498	37
Purchases of property and equipment and intangibles	(10,965)	(16,873)	(26,177)
Purchase of a business	—	(22,885)	—
Deposits on acquisitions	—	(200)	—
Distribution from nonconsolidated affiliate	—	—	250
Effect of discontinued operations	—	(194)	(1,610)

Net cash provided by (used in) investing activities	(10,843)	61,346	(27,500)

Cash flows from financing activities:
Proceeds from issuance of common stock	255	785	7,353
Payments on long-term debt	(42,572)	(67,702)	(13,692)
Repurchase of Class U common stock	—	(10,380)	—
Repurchase of Class A common stock	(1,075)	(50,837)	(61,006)
Excess tax benefits from exercise of stock options	—	(81)	—
Payments of deferred debt and offering costs	(1,182)	—	—

Net cash used in financing activities	(44,574)	(128,215)	(67,345)

Net decrease in cash and cash equivalents	(36,628)	(22,651)	(31,580)
Cash and cash equivalents:
Beginning	64,294	86,945	118,525

Ending	$27,666	$64,294	$86,945

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$31,739	$32,098	$31,397

Income taxes	$434	$1,566	$543

Supplemental disclosures of non-cash investing and financing activities:
Consolidation of television assets in the Reno, Nevada market	$—	$3,800	$—
Consolidation of radio assets in the Orlando, Florida market	$—	$—	$23,750

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter, individually and collectively, the “Company”) is a diversified Spanish-language media company utilizing a combination of television and radio operations to reach Hispanic consumers in the United States. The Company’s management has determined that the Company operates in two reportable segments as of December 31, 2009, based upon the type of advertising medium, which consist of television broadcasting and radio broadcasting. As of December 31, 2009, the Company owns and/or operates 53 primary television stations located primarily in the southwestern United States, consisting primarily of Univision Communications Inc. (“Univision”) affiliated stations. Radio operations consist of 48 operational radio stations, 37 FM and 11 AM, in 19 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Liquidity and Capital Resources

As a result of the ongoing global financial crisis and the recession, and their impact on the advertising marketplace and its customers, the Company has experienced declining net revenues, which have had a significant negative impact on its cash flows and consolidated adjusted EBITDA as defined as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. For a reconciliation of consolidated adjusted EBITDA to cash flow from operating activities, its most directly comparable GAAP financial measure, please see page 48.

In order to maintain compliance with the maximum allowed leverage ratio covenant, the Company will need to achieve certain quarterly, trailing-twelve-month consolidated adjusted EBITDA targets. The Company believes that it will be able to achieve the trailing-twelve-month consolidated adjusted EBITDA targets under its amended credit facility agreement, and, therefore, the Company believes that it will be able to maintain compliance with the maximum allowed leverage ratio covenant for at least the next twelve months. Under the amended credit facility agreement, the Company’s debt to trailing-twelve-month consolidated adjusted EBITDA ratio is required to be below 6.75 at the end of the fourth quarter of 2009, below 6.50 at the end of the first two quarters of 2010, below 6.25 at the end of the third quarter of 2010 and below 6.00 at the end of the fourth quarter of 2010.

The Company believes that it will be able to achieve the trailing-twelve-month consolidated adjusted EBITDA targets under its amended credit facility agreement, and, therefore, the Company believes that it will be able to maintain compliance with the maximum allowed leverage ratio covenants under its amended credit facility agreement for a period of at least the next four quarters from December 31, 2009. However, there is no assurance that further adverse events outside of the Company’s control may arise that would result in the Company’s inability to comply with the maximum allowed leverage ratio covenant under the Company’s amended credit facility agreement. In such event, the Company might decide to use remaining cash resources to prepay its debt, which may result in limitations on available working capital. Alternatively, to meet the Company’s cash requirements and avoid failing to comply with the maximum allowed leverage ratio covenant, the Company may be required to obtain a further waiver or amendment to its credit facility agreement, refinance its existing debt, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions could be consummated on terms satisfactory to the Company or at all.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

During 2009, the Company identified an error in the income tax benefit related to its valuation allowance for the year ended December 31, 2008. This error related to the tax effect of the adjustments to the carrying value of indefinite-lived intangible assets due to the impairment charges the Company recorded during 2008. This non-cash error and its correction is solely the result of originations and reversals of deferred tax differences and their effect on the valuation allowance recorded on the deferred tax assets. As a result, the income tax benefit decreased by $40.6 million for the year ended December 31, 2008, which resulted in a corresponding increase in loss from continuing operations, net loss and accumulated deficit and a decrease in stockholders’ equity. The long-term deferred income tax liability increased by $42.5 million and the current deferred tax asset, which is recorded in the line “prepaid expenses and other current assets” on the balance sheet, increased by $1.9 million. Accordingly, the audited annual results of operations for the period ended December 31, 2008 have been restated.

The correction of this error had no effect on net revenue, operating income (loss) or income (loss) before income taxes. There was no impact to cash flows from operating activities, investing activities and financing activities.

The effect of the restatement on the Company’s consolidated balance sheet as of December 31, 2008 and consolidated statement of operations for year ended December 31, 2008 is as follows (in thousands, except per share data):

BALANCE SHEET DATA:

	December 31, 2008
	As Reported	As Restated
Current assets
Cash and cash equivalents	$64,294	$64,294
Trade receivables	44,855	44,855
Prepaid expenses and other current assets	5,252	7,196

Total current assets	114,401	116,345
Total Assets	$591,039	$592,983

Current liabilities	58,767	58,767
Long-term debt	405,521	405,521
Other long-term liabilities	14,038	14,038
Deferred income taxes	—	42,563

Total liabilities	478,326	520,889

Accumulated deficit	(822,045)	(862,664)
Total stockholders' equity	112,713	72,094

Total liabilities and stockholders' equity	$591,039	$592,983

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF OPERATIONS DATA:

	For the Year Ended December 31, 2008
	As Reported	As Restated
Net revenue	$232,335	$232,335
Operating loss	(563,160)	(563,160)
Loss before income taxes	(594,546)	(594,546)
Income tax benefit	110,705	70,086
Net loss applicable to common stockholders	$(487,937)	$(528,556)

Net loss per share, basic and diluted	$(5.39)	$(5.84)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”)”. SFAS 168 made the FASB Accounting Standards Codification (“ASC”), also known as the “Codification”, the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), except for additional authoritative rules and interpretive releases issued by the SEC. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic within a consistent structure. The Codification was effective for the Company’s financial statements issued beginning in the quarter ending September 30, 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

Certain amounts in the Company’s prior period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation. All discussions and amounts in the consolidated financial statements and the related notes to consolidated statements, for all periods presented relate to continuing operations only, unless otherwise noted.

Discontinued Operations

The Company sold the outdoor advertising business in May 2008 and no longer has outdoor operations. In accordance with ASC 205-20, “Discontinued Operations” (formerly SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”), the Company has reported the results of its outdoor advertising operations for all periods in discontinued operations within the consolidated statements of operations. In the statements of cash flows, the cash flows of discontinued operations have been reclassified for all periods presented and are separately classified within the respective categories with those of continuing operations.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Variable Interest Entities

The Company has consolidated an entity for which the cash flows are expected to be disproportionate to the ownership. Total net assets and results of operations of the entity at December 31, 2009 are not significant.

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

Long-lived Assets, Other Assets and Assets Held for Sale, Including Intangibles Subject to Amortization

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over their estimated useful lives (see Note 6). The Company periodically evaluates assets to be held and used and long-lived assets held for sale, when events and circumstances warrant such review. Depreciation is not recorded for assets once the assets are classified as assets held for sale.

Syndication contracts are recorded at cost. Syndication amortization is provided using the straight-line method over their estimated useful lives.

Intangible assets subject to amortization are amortized on a straight-line method over their estimated useful lives (see Note 5). Favorable leasehold interests and pre-sold advertising contracts are amortized over the term of the underlying contracts. Deferred debt costs are amortized over the life of the related indebtedness using the effective interest method.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill

The Company believes that the accounting estimates related to the fair value of its reporting units and indefinite life intangible assets and its estimates of the useful lives of its long-lived assets are “critical accounting estimates” because: (1) goodwill and other intangible assets are its most significant assets, and (2) the impact that recognizing an impairment would have on the assets reported on the balance sheet, as well as on the results of operations, could be material. Accordingly, the assumptions about future cash flows on the assets under evaluation are critical.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The Company tests its goodwill and other indefinite-lived intangible assets for impairment annually on the first day of its fourth fiscal quarter, or more frequently if certain events or certain changes in circumstances indicate they may be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, the Company must make a series of assumptions about such things as the estimated future cash flows and other factors to determine the fair value of these assets.

Goodwill impairment testing is a two-step process. The first step is a comparison of the fair values of the Company’s reporting units to their respective carrying amounts. The Company has determined that each of its operating segments is a reporting unit. If a reporting unit’s estimated fair value is equal to or greater than that reporting unit’s carrying value, no impairment of goodwill exists and the testing is complete at the first step. However, if the reporting unit’s carrying amount is greater than the estimated fair value, the second step must be completed to measure the amount of impairment of goodwill, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. If the implied fair value of goodwill is less than the carrying value of goodwill, then an impairment exists and an impairment loss is recorded for the amount of the difference.

The estimated fair value of goodwill is determined by using an income approach. The income approach estimates fair value based on the Company’s estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of that reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated its discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated its revenue projections and profit margin projections based on internal forecasts about future performance.

The estimated fair value of the income approach is compared to a market approach for reasonableness. The market approach estimates fair value by applying sales, earnings and cash flow multiples to each reporting unit’s

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to the Company’s reporting units. The market approach requires the Company to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums. The current economic conditions have led to a decrease in the number of comparable transactions, which makes the market approach of comparable transactions and transaction premiums more difficult to estimate than in previous years.

Indefinite Life Intangible Assets

The Company believes that its broadcast licenses are indefinite life intangible assets. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to future cash flows. The evaluation of impairment for indefinite life intangible assets is performed by a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The unit of accounting used to test broadcast licenses represents all licenses owned and operated within an individual market cluster, because such licenses are used together, are complimentary to each other and are representative of the best use of those assets. The Company’s individual market clusters consist of cities or nearby cities. The Company tests its broadcasting licenses for impairment based on certain assumptions about these market clusters.

As is the case with determining the estimated fair value of goodwill, the estimated fair value of indefinite life intangible assets is also determined by using an income approach. The income approach estimates fair value based on the Company’s estimated future cash flows of each market cluster, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates its discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated its revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

The estimated fair value of the income approach is compared to a market approach for reasonableness. The market approach estimates fair value by applying sales, earnings and cash flow multiples to each market cluster’s operating performance. The multiples are derived from comparable markets with similar operating characteristics of the Company’s market clusters. The market approach requires the Company to make a series of assumptions, such as selecting comparable market clusters and comparable transactions and transaction premiums. The current economic conditions have led to a decrease in the number of comparable transactions, which makes the market approach of comparable transactions and transaction premiums more difficult to estimate than in previous years.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deposits in excess of the FDIC insurance limits. As of December 31, 2009, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $2.9 million, $1.6 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The net charge off of bad debts aggregated $3.6 million, $1.8 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

As of December 31, 2009 and 2008, the fair value of the Company’s long-term debt was approximately $361.7 million and $315.7 million, respectively, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

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

Derivative Instruments

ASC 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), requires the Company to recognize all of its derivative

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For all derivative instruments held in 2009, 2008 and 2007, the derivative instruments were not designated for hedge accounting treatment, and as a result, changes in their fair values have been recorded in earnings. The Company’s current policy prohibits entering into derivative instruments for speculation or trading purposes.

Off-balance Sheet Financings and Liabilities

Other than lease commitments, legal contingencies incurred in the normal course of business, appreciation right agreements, employment contracts for key employees and the interest rate swap agreements (see Notes 8, 10 and 14), the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material variable-interest entities that are not included in the consolidated financial statements.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.3 million, $0.5 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the agency. Revenue from contracts directly with the advertisers is recorded at gross revenue and the related commission or national representation fee is recorded in operating expense. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

In August 2008, the Company entered into an agreement with Univision, (“Proxy”), pursuant to which it granted Univision the right to negotiate as an agent the terms of agreements providing for the carriage of its Univision- and TeleFutura-affiliated television station signals by cable, satellite and internet-based television service providers. The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of its Univision- and TeleFutura-affiliated television station signals. Revenue for the carriage of the Company’s Univision- and TeleFutura-affiliated television station signals is recognized over the life of each agreement with the cable, satellite and interenet-based television service providers. Advertising related to carriage of the Company’s Univision- and TeleFutura-affiliated television station signals is recognized at the time of broadcast. Retransmission consent revenue was $9.5 million for the year ended December 31, 2009.

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $1.0 million, $1.5 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Trade costs were approximately $1.1 million, $1.4 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation according to the provisions of ASC 718, “Stock Compensation” (formerly SFAS No. 123 (revised 2004), “Share-Based Payment”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) based on estimated fair values.

ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest has been reduced for estimated forfeitures and is recognized as expense over the requisite service periods in the consolidated statements of operations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term, expected volatility of the underlying stock, risk-free rate, and expected dividends. The expected volatility is based on historical volatility of the Company’s common stock and other relevant factors. The expected term assumptions are based on the Company’s historical experience and on the terms and conditions of the stock-based awards. The risk free-rate is based on observed interest rates appropriate for the expected terms of the Company’s stock-based awards.

The Company classifies cash flows from excess tax benefits from exercised options in excess of the deferred tax asset attributable to stock-based compensation costs as financing cash flows.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
		As Restated
Basic earnings per share:
Numerator:
Income (loss) from continuing operations	$(50,072)	$(524,626)	$40,040
Loss from discontinued operations	—	(3,930)	(83,157)

Net loss applicable to common stockholders	$(50,072)	$(528,556)	$(43,117)

Denominator:
Weighted average common shares outstanding	83,972,709	90,560,685	102,382,307

Per share:
Income (loss) per share from continuing operations	$(0.60)	$(5.79)	$0.39
Loss per share from discontinued operations	—	(0.04)	(0.81)

Net loss per share applicable to common stockholders	$(0.60)	$(5.84)	$(0.42)

Diluted earnings per share:
Numerator:
Income (loss) from continuing operations	$(50,072)	$(524,626)	$40,040
Loss from discontinued operations	—	(3,930)	(83,157)

Net loss applicable to common stockholders	$(50,072)	$(528,556)	$(43,117)

Denominator:
Weighted average common shares outstanding	83,972,709	90,560,685	102,382,307
Dilutive securities:
Stock options, restricted stock and restricted stock units and employee stock purchase plan	—	—	638,350

Diluted shares outstanding	83,972,709	90,560,685	103,020,657

Per share:
Income (loss) per share from continuing operations	$(0.60)	$(5.79)	$0.39
Loss per share from discontinued operations	—	(0.04)	(0.81)

Net loss per share applicable to common stockholders	$(0.60)	$(5.84)	$(0.42)

Basic earnings per share is computed as net loss divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the year ended December 31, 2009, dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on loss per share. For the year ended December 31, 2009, 314,575 equivalent shares of stock options, restricted stock units and shares purchased under the Employee Stock Purchase Plan were not included in determining the weighted average shares outstanding for diluted loss per share since their inclusion would be antidilutive.

For the year ended December 31, 2008, dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on loss per share. For the year ended December 31, 2008, 214,276 equivalent shares of

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income

For the years ended December 31, 2009, 2008 and 2007, the Company had no components of comprehensive income.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures relating to transfers in and out of Level 1 and Level 2 fair value measurements, levels of disaggregation, and valuation techniques. These disclosures are effective for reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. The company is currently evaluating the impact of this standard on financial statement disclosures.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 clarifies ASC 820, “Fair Value Measurements and Disclosures”. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company adopted this standard in the fourth quarter 2009. This standard did not have a material impact on the consolidated financial statements.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Upon consummation of each acquisition the Company evaluates whether the acquisition constitutes a business. An acquisition is considered a business if it is comprised of a complete self-sustaining integrated set of activities and assets consisting of inputs and processes applied to those inputs that are used to generate revenues. For a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs to customers. A transferred set of activities and assets fails the definition of a business if it excludes one or more significant items such that it is not possible for the set to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.

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

2009 Acquisition

In April 2009, the Company acquired the assets of television station KREN-TV, serving the Reno, Nevada market, which was consolidated as a variable interest entity in December 2008, for approximately $4.3 million. The Company reduced the carrying value of the assets of television station KREN-TV to its fair value of $1.6 million by recording a carrying value adjustment of $2.7 million. This charge is included in the consolidated statements of operations for continuing operations.

The Company evaluated the transferred set of activities, assets, inputs and processes applied to those inputs in this acquisition and determined that the acquisition did not constitute a business.

Currently, the Company is restricted from engaging in future acquisitions under the terms of the amended credit facility agreement (see Note 8).

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007 Acquisitions

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

Purchase Price Allocations of Acquisitions

The following is a summary of the purchase price allocation for the Company’s 2009, 2008 and 2007 acquisitions of assets (in millions):

	2009	2008	2007
Property and equipment	$1.4	$1.0	$2.6
Intangible assets subject to amortization (Favorable lease)	0.1	—	—
Intangible assets not subject to amortization (FCC licenses)	0.1	23.1	8.7

	$1.6	$24.1	$11.3

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

As a result of the disposition, the Company no longer has outdoor advertising operations. In accordance with ASC 205-20, “Discontinued Operations” (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), the financial statements reflect the outdoor segment as discontinued operations; the Company has presented the related net assets and liabilities as assets held for sale and reclassified the related revenue and expenses as discontinued operations.

In the fourth quarter of 2007, the Company reduced the carrying value of the outdoor assets held for sale to fair value less costs to sell. The Company recorded an impairment of goodwill of $60 million. Additionally, the Company recorded an impairment of its customer list of $19.5 million. This impairment charge totaling $79.5 million is included in the results of discontinued operations for the year ended December 31, 2007.

Summarized financial information in the consolidated statements of operations for the discontinued outdoor operations for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Net revenue	$13,730	$37,234

Loss before income taxes	(3,577)	(98,465)
Income tax (expense) benefit	(353)	15,308

Loss from discontinued operations, net of tax	$(3,930)	$(83,157)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In presenting discontinued operations, corporate overhead expenses have not been allocated consistent with historical outdoor segment presentation.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	Television	Radio	Total
December 31, 2007 (1)	$35,912	$132,223	$168,135

WNUE-FM acquisition	—	11,225	11,225
Goodwill impairment	—	(133,515)	(133,515)

December 31, 2008	$35,912	$9,933	$45,845

December 31, 2009	$35,912	$9,933	$45,845

(1)	Represents continuing operations; excludes $60 million of outdoor goodwill impaired in 2007 (see Note 4).

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2009 and 2008 is as follows (in thousands):

	Weighted average remaining life in years	2009			2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	12	$62,591	$34,749	$27,842	$62,591	$32,428	$30,163
Customer base	—	201	201	—	201	201	—
Other	7	25,148	24,233	915	28,372	27,155	1,217

Total intangible assets subject to amortization		$87,940	$59,183	28,757	$91,164	$59,784	31,380

Intangible assets not subject to amortization:
FCC licenses				246,199			298,042

Total intangible assets				$274,956			$329,422

The aggregate amount of amortization expense for the years ended December 31, 2009, 2008 and 2007 was approximately $2.6 million, $3.6 million and $3.2 million, respectively. Estimated amortization expense for each of the years ended December 31, 2009 through 2014 is as follows (in thousands):

Estimated Amortization Expense	Amount
2010	$2,500
2011	2,400
2012	2,300
2013	2,300
2014	2,300

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009 Impairment

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

The Company conducted a review of the fair value of the radio FCC licenses in 2009. The fair value was primarily determined by evaluating discounted cash flow models. The revenue projections and profit margin projections in the models are based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates described above, the Company recognized impairment losses of $48 million relating to radio FCC licenses.

The Company conducted a review of the fair value of the television and radio reporting unit’s estimated fair values. The estimated fair values of the television and radio reporting units were greater than their respective carrying values so the reporting units passed the first step of the goodwill impairment test and no impairment of goodwill was recorded.

2008 Impairment

The Company conducted a review of the fair value of the radio reporting unit in 2008. The fair value was primarily determined by evaluating discounted cash flow models and a market-based approach. The assumptions in the models were based on the reporting unit’s projected ability to generate cash flows in various cities or nearby cities, which the Company refers to as market clusters, based on signal coverage of the markets. The fair value of the reporting unit and the FCC licenses contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include the forecasted growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures, market share and profit margin of an average station within a market, estimated capital start-up costs and losses incurred during the early years, risk-adjusted discount rate based on the risk inherent in the future cash flows and the likely media competition within the market area. The market-based approach used comparable company earnings multiples. Based on the assumptions and projections, the radio reporting unit’s fair value was less than its carrying value. As a result, the Company recognized impairment losses of $133 million relating to goodwill and $413 million relating to FCC licenses in the radio reporting unit.

The Company conducted a review of the fair value of the television reporting unit in 2008. The fair value was primarily determined by evaluating discounted cash flow models and a market-based approach. The assumptions in the models were based on the market clusters’ projected ability to generate cash flows in various cities or nearby cities based on signal coverage of the markets. The fair value of the reporting unit and the FCC licenses contains significant assumptions incorporating variables that are based on past experiences and

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

judgments about future performance using industry normalized information for an average station within a market. These variables would include the forecasted growth rate of each television market, including population, household income, retail sales and other expenditures that would influence advertising expenditures, market share and profit margin of an average station within a market, estimated capital start-up costs and losses incurred during the early years, risk-adjusted discount rate based on the risk inherent in the future cash flows and the likely media competition within the market area. The market-based approach used comparable company earnings multiples. Based on the assumptions and projections, the television reporting unit’s fair value was greater than its carrying value and goodwill for this reporting unit was not impaired. As a result, the Company recognized impairment losses of $59 million relating to FCC licenses and $5 million relating to syndicated programming in the television reporting unit.

6. PROPERY AND EQUIPMENT

Property and equipment as of December 31, 2009 and 2008 consists of (in millions):

	Estimated useful life (years)	2009	2008
Buildings	39	$18.4	$18.0
Construction in progress	—	1.5	10.0
Transmission, studio and other broadcast equipment	5-15	159.7	155.3
Office and computer equipment	3-7	22.5	20.9
Transportation equipment	5	6.0	6.0
Leasehold improvements and land improvements	Lesser of lease life or useful life	20.3	19.6

		228.4	229.8
Less accumulated depreciation		155.4	146.3

		73.0	83.5
Land		7.4	7.4

		$80.4	$90.9

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2009 and 2008 consist of (in millions):

	2009	2008
Accounts payable	$2.6	$4.1
Accrued payroll and compensated absences	3.4	3.9
Professional fees and transaction costs	1.2	0.9
Accrued interest	9.3	6.5
Deferred revenue	2.5	2.8
Accrued national representation fees	2.0	2.3
Minority interest in variable interest entity	—	3.8
Fair value of interest rate swap agreements	16.2	23.2
Other	10.5	10.1

	$47.7	$57.6

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. LONG-TERM DEBT

Long-term debt as of December 31, 2009 and 2008 is summarized as follows (in millions):

	2009	2008
Syndicated bank credit facility	$361.9	$403.5
Time brokerage contract payable, due in annual installments of $1 million bearing interest at 5.806% through June 2011	2.0	3.0

	363.9	406.5
Less current maturities	1.0	1.0

	$362.9	$405.5

The scheduled maturities of long-term debt as of December 31, 2009 are as follows (in millions):

Year	Amount
2010	$1.0
2011	1.0
2012	—
2013	361.9
2014	—
Thereafter	—

$363.9

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

On November 12, 2008, the Company entered into an amendment to its credit facility agreement. The amendment provides that the Company may repurchase and cancel outstanding loans under the credit facility agreement, at a price to be agreed upon between the Company and any lender holding such loans, up to a maximum amount of $75 million in aggregate face amount of the outstanding loans to be repurchased, and subject to such other terms and conditions described in the amendment. From November 12, 2008 through December 31, 2008, the Company reduced its term loan debt by $66.5 million and retired the debt. The Company recorded a gain of debt extinguishment of $9.8 million by repurchasing the debt at a discount.

On March 16, 2009, the Company entered into a further amendment to its credit facility agreement. Pursuant to this amendment, among other things:

•

The interest that the Company pays under the credit facility increased. Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

base rate, in either case plus an applicable margin that varies depending upon the Company’s leverage ratio. Borrowings under both the Company’s revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0. When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both the Company’s revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both the Company’s revolver and term loan will bear interest at LIBOR plus a margin of 3.25%. The term loan currently bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.51% at December 31, 2009. As of December 31, 2009, $361.9 million of the term loan was outstanding.

•

The total amount of the Company’s revolver facility was reduced from $150 million to $50 million. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period. New conditions have been added for loans under the revolver facility greater than $5 million. The revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. As of December 31, 2009, the Company had approximately $1.0 million in outstanding letters of credit and $49 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

•

There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009, through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, is 6.75. The maximum allowed leverage ratio decreases to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011, and through the term of the agreement, the maximum allowed leverage ratio is 5.50. The actual leverage ratio was 6.6 to 1 as of December 31, 2009. Therefore, the Company was in compliance with this covenant as of this date. From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15.

•

There is a mandatory prepayment clause for 100% of the proceeds of certain asset dispositions, regardless of the Company’s leverage ratio. In addition, if the Company has excess cash flow, as defined in its syndicated bank credit facility, 75% of such excess cash flow must be used to reduce its outstanding loan balance on a quarterly basis.

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

•	The Company is restricted from making future repurchases of shares of its common stock, except under a limited circumstance, which the Company utilized in May 2009 and may utilize again in the future.

•	The Company is restricted from making any further debt repurchases in the secondary market.

The amendment also contains additional covenants, representations and provisions that are usual and customary for credit facilities of this type. All other provisions of the Company’s credit facility agreement, as amended prior to March 2009, remain in full force and effect unless expressly amended or modified by the March 2009 amendment.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of entering into the amended credit facility agreement, the Company made a prepayment of $40 million to reduce the outstanding amount of its term loans and paid its lenders an amendment fee.

The Company recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to the syndicated bank credit facility during the year ended December 31, 2009.

The amended credit facility agreement is secured by substantially all of the Company’s assets, as well as the pledge of the stock of substantially all of its subsidiaries, including the special purpose subsidiary formed to hold its FCC licenses. The amended credit facility agreement contains customary events of default. If an event of default occurs and is continuing, the Company might be required to repay all amounts then outstanding under the amended credit facility agreement. Lenders holding more than 50% of the loans and commitments under the syndicated bank credit facility may elect to accelerate the maturity of loans upon the occurrence and during the continuation of an event of default.

The amended credit facility agreement contains certain financial covenants relating to maximum leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. As explained in more detail above, the covenants become increasingly restrictive in the later years of the amended credit facility agreement. The amended credit facility agreement also requires the Company to maintain FCC licenses for broadcast properties and contains restrictions on the incurrence of additional debt, the payment of dividends, the repurchase of shares of its own common stock, the making of acquisitions and the sale of assets.

Derivative Instruments

The Company uses interest rate swap agreements to manage its exposure to the risks associated with changes in interest rates. The Company does not enter into derivative instruments for speculation or trading purposes. As of December 31, 2009, the Company had three interest rate swap agreements with a $168 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $193.9 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%. It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements. As of December 31, 2009, 2008 and 2007, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values were reflected in earnings.

For the year ended December 31, 2009, the Company recognized a decrease of $7.0 million in interest expense related to the increase in fair value of the interest rate swap agreements. For the year ended December 31, 2008, the Company recognized an increase of $11.6 million in interest expense related to the decrease in fair value of the interest rate swap agreements. For the year ended December 31, 2007, the Company recognized an increase of $17.7 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

The fair value of the interest rate swap agreements as of December 31, 2009 and 2008 is as follows (in millions):

		Fair Value
Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	2009	2008
Interest rate swap agreements	Accounts payable and accrued expenses	$16.2	$23.2

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effect of the interest rate swap agreements on the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Location of Income (Loss)	2009	2008	2007
Derivatives Not Designated As Hedging Instruments
Interest rate swap agreements	Interest expense	$7.0	$(11.6)	$(17.7)

Fair Value Measurements

In 2008, the Company adopted ASC 820, “Fair Value Measurement and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”), which defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with ASC 820, the Company has categorized certain items, including its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

Level 1 – Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date.

Level 2 – Assets and liabilities whose values are based on quoted prices for similar attributes in active markets; quoted prices in markets where trading occurs infrequently; and inputs other than quoted prices that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

If the inputs used to measure financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2009 and 2008 (in millions):

	Level 2
Liabilities	2009	2008
Interest rate swap agreements	$16.2	$23.2

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

In 2009, the Company adopted ASC 820 related to the accounting and disclosure of fair value measurements for nonfinancial assets and liabilities. The following table presents the Company’s nonfinancial assets measured at fair value on a nonrecurring basis, based on the fair value hierarchy as of December 31, 2009 (in millions):

Level 3
Nonfinancial Assets	2009
Intangible assets not subject to amortization (FCC licenses)	$97.5

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2009, the Company wrote down its radio FCC licenses with carrying amounts of $145.4 million to their fair values of $97.5 million and as a result, recognized impairment losses of $47.9 million, which the Company included in impairment charge on the consolidated statements of operations for the year ended December 31, 2009. For further discussion on the calculation of fair value and the determination of impairment see Note 5, “Goodwill and Other Intangible Assets”.

The carrying values of receivables, payables and accrued expenses approximate fair value due to the short maturity of these instruments.

9. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2009, 2008 (as restated—see Note 2) and 2007 is as follows (in millions):

	2009	2008	2007
		As Restated
Current
Federal	$—	$—	$—
State	1.0	0.7	1.1
Foreign	0.2	0.4	0.4

	1.2	1.1	1.5

Deferred
Federal	(2.2)	(54.3)	(12.3)
State	(0.9)	(16.9)	(7.2)

	(3.1)	(71.2)	(19.5)

Total provision for taxes	$(1.9)	$(70.1)	$(18.0)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pre-tax income for the years ended December 31, 2009, 2008 and 2007 due to the following (in millions):

	2009	2008	2007
		As Restated
Computed “expected” tax provision (benefit)	$(17.7)	$(202.1)	$7.5
Change in income tax resulting from:
State taxes, net of federal benefit	—	(9.9)	1.5
Goodwill impairment	—	38.4	—
Investment in domestic subsidiary	—	—	(24.9)
Change in valuation allowance for investment in a domestic subsidiary	15.5	103.9	3.5
Change in state rate	—	—	(5.2)
Other	0.3	(0.4)	(0.4)

	$(1.9)	$(70.1)	$(18.0)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities at December 31, 2009 and 2008 consist of the following (in millions):

	2009	2008
		As Restated
Deferred tax assets:
Accrued expenses	$2.5	$3.2
Accounts receivable	2.0	2.2
Net operating loss carryforward	71.8	29.8
Stock-based compensation	5.3	3.9
Capital loss in investment in a domestic subsidiary	10.5	32.9
Intangible assets	57.7	58.5
Fair value of interest rate swap agreements	6.4	9.3
Credits	2.2	2.2
Other	2.7	3.2

	161.1	145.2

Valuation allowance	(143.1)	(126.4)
Net deferred tax assets	$18.0	$18.8

Deferred tax liabilities:
Non-long lived intangible assets	$(4.9)	$(4.6)
Long-lived intangible assets	(42.0)	(45.5)
Property and equipment	(3.9)	(4.1)
Deferred state taxes	(4.7)	(5.2)

	(55.5)	(59.4)

	$(37.5)	$(40.6)

Deferred income tax amounts are classified on the balance sheet as follows (in millions):

	2009	2008
		As Restated
Prepaid expenses and other current assets	$1.2	$1.9
Deferred income taxes	(38.7)	(42.5)

	$(37.5)	$(40.6)

As of December 31, 2009, the Company has federal and state net operating loss carryforwards of approximately $143.8 and $54.2 million, respectively, available to offset future taxable income. The net operating loss carryforwards will continue to expire during the years 2011 through 2028.

For the years ended December 31, 2009 and 2008, the Company had a valuation allowance of $143.2 million and $126.4 million, respectively, as the Company believes that it is more likely than not that the deferred tax assets will not be fully realized.

As of December 31, 2009, the Company’s utilization of its available net operating loss carryforwards against future taxable income is not restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. However in subsequent periods, the utilization of its available net operating loss carryforwards against future taxable income may be restricted pursuant to the “change in ownership” rules in

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2007	$6.7
Change in balances related to tax positions	—

Balance at December 31, 2008	$6.7
Change in balances related to tax positions	0.1

Balance at December 31, 2009	$6.8

As of December 31, 2009, the Company had $6.8 million of gross unrecognized tax benefits for uncertain tax positions, of which $0.4 million would affect the effective tax rate if recognized.

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2009 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2009, the Company had $0.2 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States, various states and Mexico. The Company remains subject to examination for federal tax purposes and major state taxing jurisdictions for the 2004 to 2009 tax years.

10. COMMITMENTS & CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through December 2013, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $25.4 million. The annual commitments range from $0.1 million to $11.1 million.

The Company leases facilities and broadcast equipment under various non-cancelable operating lease agreements with various terms and conditions, expiring at various dates through November 2050.

The Company’s corporate headquarters are located in Santa Monica, California. The Company leases approximately 16,000 square feet of space in the building housing its corporate headquarters under a lease expiring in 2012. The Company also leases approximately 45,000 square feet of space in the building housing its radio network in Los Angeles, California, under a lease expiring in 2016.

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

The approximate future minimum lease payments under these non-cancelable operating leases at December 31, 2009 are as follows (in millions):

Amount
2010	$8.3
2011	7.2
2012	6.0
2013	5.0
2014	5.0
Thereafter	24.7

$56.2

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $10.2 million, $10.5 million and $9.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Employment Agreements

The Company has entered into employment agreements (the “Agreements”) with two executive officers, who are also stockholders and directors, through December 2010. The Agreements provide that a minimum annual base salary and a bonus be paid to each of the executives. The Company did not pay bonuses to these two executive for the years ended December 31, 2009 and 2008. Additionally, the Agreements provide for a continuation of each executive’s annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Agreements.

11. STOCKHOLDERS’ EQUITY

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

Treasury Stock

On November 1, 2006, the Company’s Board of Directors approved a $100 million stock repurchase program. The Company was authorized to repurchase up to $100 million of its outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. The Company completed this repurchase program in the second quarter of 2008. The Company repurchased a total of 13.0 million shares of Class A common stock for $100 million.

On April 7, 2008, the Company’s Board of Directors approved an additional stock repurchase program. The Company was authorized to repurchase up to $100 million of its outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private purchases. As of December 31, 2008, the Company repurchased approximately 7.4 million shares at an average price of $2.67 for an aggregate purchase price of approximately $19.8 million. The Company repurchased an additional 0.4 million shares of its outstanding Class A common stock at an average price of $1.47 for an aggregate purchase price of approximately $0.5 million during the year ended December 31, 2009.

The Company has repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through December 31, 2009.

On October 4, 2007, the Company’s Board of Directors approved the retirement of 6.3 million shares of repurchased Class A common stock. On December 31, 2008, the Company’s Board of Directors approved the retirement of 14.1 million shares of repurchased Class A common stock. On December 31, 2009, the Company’s Board of Directors approved the retirement of 1.2 million shares of repurchased Class A common stock.

The Company is currently restricted from making future repurchases of shares of its common stock under the terms of its amended credit facility except under a limited circumstance, which the Company utilized in May 2009 and may utilize again in the future (see Note 8).

12. EQUITY INCENTIVE PLANS

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has issued stock options and restricted stock units to various employees and non-employee directors of the Company in addition to non-employee service providers under both the 2004 Plan and the 2000 Plan.

There was no cash received from all share-based payment arrangements for the year ended December 31, 2009 and 2008. Cash received from all share-based payment arrangements for the year ended December 31, 2007 was $7.4 million.

The actual tax benefit realized for the tax deductions from option exercise of share-based payment arrangements for the years ended December 31, 2009 and 2008 was insignificant. The actual tax benefit realized for the tax deductions from option exercise of share-based payment arrangements for the year ended December 31, 2007 was $0.7 million.

Stock Options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Stock-based compensation expense related to stock options is based on the fair value on the date of grant and is amortized over the vesting period, generally between 1 to 3 years. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of stock options granted is based on historical contractual life and the vesting data of the stock options. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Year Ended December 31, 2009
Fair value of options granted	$1.20
Expected volatility	80%
Risk-free interest rate	2.9%
Expected lives	7.0 years
Dividend rate	—

There were no stock option grants in the years ended December 31, 2008 and 2007.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	9,863	$10.85
Granted	—	—
Exercised	(839)	7.55
Forfeited or cancelled	(496)	13.18

Outstanding at December 31, 2007	8,528	$11.04

Granted	—	—
Exercised	—	—
Forfeited or cancelled	(220)	10.27

Outstanding at December 31, 2008	8,308	$11.06

Granted	2,394	$1.62
Exercised	—	—
Forfeited or cancelled	(533)	9.96

Outstanding at December 31, 2009	10,169	$8.90	4.51	$4,244

Exercisable at December 31, 2009	8,503	$10.33	3.48	$1,206
Expected to Vest at December 31, 2009	1,575	$1.58	9.73	$2,870

Stock-based compensation expense related to the Company’s employee stock option plans was $1.2 million, $0.1 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was approximately $1.5 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 1.0 year.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock and Restricted Stock Units

The following is a summary of nonvested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested balance at December 31, 2006	535	$7.16
Granted	640	9.04
Vested	(10)	8.00
Forfeited or cancelled	(25)	7.95

Nonvested balance at December 31, 2007	1,140	$8.19

Granted	746	5.96
Vested	(38)	7.43
Forfeited or cancelled	(108)	7.92

Nonvested balance at December 31, 2008	1,740	$7.27

Granted	—	—
Vested	(54)	7.93
Forfeited or cancelled	(446)	6.10

Nonvested balance at December 31, 2009	1,240	$7.04

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $2.8 million, $3.0 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was approximately $1.3 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 0.6 years.

13. RELATED-PARTY TRANSACTIONS

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

At December 31, 2009 Univision owns approximately 10% of the Company’s common stock on a fully-converted basis.

In May 2009, the Company repurchased 0.9 million shares of Class A common stock held by Univision for $0.5 million. In February 2008, the Company repurchased 1.5 million shares of Class U common stock held by Univision for $10.4 million.

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

Univision provides network compensation to the Company and acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2009	2008	2009	2008	2009	2008
Trade receivables	$4,496	$—	$—	$—	$4,496	$—
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net	27,841	30,161	—	—	27,841	30,161
Current maturities on long-term debt	—	—	1,000	1,000	1,000	1,000
Advances payable	—	—	118	118	118	118
Accounts payable	3,587	3,444	675	648	4,262	4,092
Long-term debt, less current maturities	$—	$—	$1,000	$2,000	$1,000	$2,000

	Univision			Other			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Net revenue	$—	$182	$615	$—	$—	$—	$—	$182	$615
Direct operating expenses (1)	6,584	9,465	10,137	1,521	1,990	2,043	8,105	11,455	12,180
Amortization	2,320	2,320	2,320	—	—	—	2,320	2,320	2,320
Interest expense	$—	$—	$—	$118	$199	$257	$118	$199	$257

(1)	Consists primarily of national representation fees paid to Univision and Lotus/Entravision Reps LLC.

14. LITIGATION

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”), the Company evaluated all events or transactions that occurred after December 31, 2009 through the date of issuance of the Company’s consolidated financial statements, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in the consolidated financial statements for the period ended December 31, 2009.

16. SEGMENT DATA

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the years ended December 31, 2009, 2008 and 2007. There was approximately $18.0 million and $18.2 million of assets in Mexico at December 31, 2009 and 2008, respectively.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change 2009 to 2008	% Change 2008 to 2007
	2009	2008	2007
		As Restated
Net Revenue
Television	$124,437	$145,938	$156,375	(15)%	(7)%
Radio	64,794	86,397	93,671	(25)%	(8)%

Consolidated	189,231	232,335	250,046	(19)%	(7)%

Direct operating expenses
Television	52,424	64,095	64,242	(18)%	(0)%
Radio	31,478	36,706	35,366	(14)%	4%

Consolidated	83,902	100,801	99,608	(17)%	1%

Selling, general and administrative expenses
Television	20,279	22,120	23,072	(8)%	(4)%
Radio	17,999	21,589	21,195	(17)%	2%

Consolidated	38,278	43,709	44,267	(12)%	(1)%

Depreciation and amortization
Television	15,680	17,824	17,257	(12)%	3%
Radio	5,353	5,588	5,308	(4)%	5%

Consolidated	21,033	23,412	22,565	(10)%	4%

Segment operating profit
Television	36,054	41,899	51,804	(14)%	(19)%
Radio	9,964	22,514	31,802	(56)%	(29)%

Consolidated	46,018	64,413	83,606	(29)%	(23)%
Corporate expenses	14,918	17,117	17,353	(13)%	(1)%
Impairment charge	50,648	610,456	—	(92)%	*

Operating income (loss)	$(19,548)	$(563,160)	$66,253	(97)%	*

Capital expenditures
Television	$5,839	$13,329	$11,293
Radio	1,122	3,531	2,991

Consolidated	$6,961	$16,860	$14,284

Total assets
Television	$348,191	$396,231	$517,878
Radio	139,736	196,752	745,296
Assets held for sale (1)	—	—	102,974

Consolidated	$487,927	$592,983	$1,366,148

(1)	2007 amounts represent outdoor assets classified as assets held for sale.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

Year ended December 31, 2009:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total
Net revenue	$41,715	$48,696	$50,754	$48,066	$189,231
Net income (loss) applicable to common stockholders	(14,494)	(1,827)	673	(34,424)	(50,072)
Net income (loss) per share, basic and diluted	$(0.17)	$(0.02)	$0.01	$(0.41)	$(0.60)

Year ended December 31, 2008:	First Quarter	Second Quarter	Third Quarter (2) (As Restated)	Fourth Quarter (3) (As Restated)	Total
Net revenue	$55,653	$62,932	$60,988	$52,762	$232,335
Net income (loss) applicable to common stockholders	(7,705)	10,742	(370,442)	(161,151)	(528,556)
Net income (loss) per share, basic	$(0.08)	$0.12	$(4.16)	$(1.87)	$(5.84)
Net income (loss) per share, diluted	$(0.08)	$0.12	$(4.16)	$(1.87)	$(5.84)

(1)	During the fourth quarter of 2009 the Company recorded an impairment charge of $47.9 million relating to FCC licenses (see Note 5).
(2)	During the third quarter of 2008 the Company recorded an impairment charge of $440 million relating to goodwill and FCC licenses (see Note 5).
(3)	During the fourth quarter of 2008 the Company recorded an impairment charge of $170 million relating to goodwill, FCC licenses and syndicated programming (see Note 5).

The Company is also restating the consolidated financial statements (and related disclosures) as of and for the three- and nine-month periods ended September 30, 2008. The income tax benefit decreased by $16.0 million for the three- and nine-month periods ended September 30, 2008, which resulted in a corresponding increase in loss from continuing operations, net loss, long-term deferred income tax liability and accumulated deficit and a decrease in stockholders’ equity. The effect of the restatements (see Note 2) on the Company’s unaudited interim consolidated quarterly financial information and a summary of the quarterly results of operations for the three- and nine-month periods ended September 30, 2008 is as follows (in thousands, except per share data):

BALANCE SHEET DATA:

	September 30, 2008
	As Reported	As Restated
Total assets	$824,653	$824,653

Current liabilities	$50,942	$50,942

Long-term debt	472,000	472,000
Other long-term liabilities	14,522	14,522
Deferred income tax liabilities	34,542	50,493

Total liabilities	572,006	587,957

Accumulated deficit	(685,562)	(701,513)
Total stockholders' equity	252,647	236,696

Total liabilities and stockholders' equity	$824,653	$824,653

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF OPERATIONS DATA:

	Three-Month Period Ended September 30, 2008		Nine-Month Period Ended September 30, 2008
	As Reported	As Restated	As Reported	As Restated
Net revenue	$60,988	$60,988	$179,573	$179,573
Operating loss	(425,779)	(425,779)	(399,619)	(399,619)
Loss before income taxes	(433,329)	(433,329)	(425,875)	(425,875)
Income tax benefit	78,847	62,896	76,167	60,216
Net loss applicable to common stockholders	$(354,491)	$(370,442)	$(351,454)	$(367,405)

Net loss per share, basic and diluted	$(3.98)	$(4.16)	$(3.82)	$(3.99)

	Three-Month Period Ended December 31, 2008
	As Reported	As Restated
Net revenue	$52,762	$52,762
Operating loss	(163,541)	(163,541)
Loss before income taxes	(168,671)	(168,671)
Income tax benefit	34,538	9,870
Net loss applicable to common stockholders	$(136,483)	$(161,151)

Net loss per share, basic and diluted	$(1.58)	$(1.87)

As a result of the decrease in the income tax benefit by $40.6 million for the year ended December 31, 2008, the 2009 financial information will have an increase of $42.5 million in long-term deferred income tax liability, an increase of $1.9 million in current deferred tax assets, an increase of $40.6 million in accumulated deficit and a $40.6 million decrease in stockholders’ equity. The effect of the restatements on the Company’s unaudited interim consolidated quarterly financial information as of March 31, 2009 is as follows (in thousands, except per share data):

	March 31, 2009
	As Reported	As Restated
Current assets
Cash and cash equivalents	$16,776	$16,776
Trade receivables	40,949	40,949
Prepaid expenses and other current assets	4,875	6,819

Total current assets	62,600	64,544

Total assets	$534,893	$536,837

Current liabilities	$29,866	$29,866
Long-term debt	365,521	365,521
Other long-term liabilities	35,048	35,048
Deferred income tax liabilities	5,801	48,364

Total liabilities	436,236	478,799

Accumulated deficit	(836,539)	(877,158)
Total stockholders’ equity	98,657	58,038

Total liabilities and stockholders’ equity	$534,893	$536,837

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of the restatements (see Note 2) on the Company’s unaudited interim consolidated quarterly financial information as of June 30, 2009 is as follows (in thousands, except per share data):

	June 30, 2009
	As Reported	As Restated
Current assets
Cash and cash equivalents	$18,838	$18,838
Trade receivables	46,674	46,674
Prepaid expenses and other current assets	4,593	6,537

Total current assets	70,105	72,049

Total assets	$535,395	$537,339

Current liabilities	$54,531	$54,531

Long-term debt	364,521	364,521
Other long-term liabilities	12,754	12,754
Deferred income tax liabilities	6,567	49,130

Total liabilities	438,373	480,936

Accumulated deficit	(838,366)	(878,985)
Total stockholders’ equity	97,022	56,403

Total liabilities and stockholders’ equity	$535,395	$537,339

The effect of the restatements (see Note 2) on the Company’s unaudited interim consolidated quarterly financial information as of September 30, 2009 is as follows (in thousands, except per share data):

	September 30, 2009
	As Reported	As Restated
Current assets
Cash and cash equivalents	$20,824	$20,824
Trade receivables	48,316	48,316
Prepaid expenses and other current assets	5,532	7,476

Total current assets	74,672	76,616

Total assets	$536,984	$538,928

Current liabilities	$53,326	$53,326

Long-term debt	362,949	362,949
Other long-term liabilities	12,872	12,872
Deferred income tax liabilities	9,388	51,951

Total liabilities	438,535	481,098

Accumulated deficit	(837,693)	(878,312)
Total stockholders’ equity	98,449	57,830

Total liabilities and stockholders’ equity	$536,984	$538,928

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2009	$5,640	$2,903	$183	$(3,621)	$5,105
Year ended December 31, 2008	5,771	1,586	129	(1,846)	5,640
Year ended December 31, 2007 (2)	4,406	3,025	279	(1,939)	5,771
Deferred tax valuation allowance
Year ended December 31, 2009	$126,433	$16,742	$—	$—	$143,175
Year ended December 31, 2008 (as restated)	8,712	117,721	—	—	126,433

(1)	Other adjustments represent recoveries and increases in the allowance for doubtful accounts, including changes in connection with acquisitions and dispositions.
(2)	Amounts have been adjusted to exclude assets held for sale and discontinued operations.