Form 10-Q
period 2010-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2010-05-07
CIK 1109116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2010, there were 52,554,282 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,587,433 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- MONTH PERIOD ENDED MARCH 31, 2010

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 25 of our Annual Report on Form 10-K for the year ended December 31, 2009.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,456	$27,666
Trade receivables, net of allowance for doubtful accounts of $4,952 and $5,105 (including related parties of $5,231 and $4,496)	39,596	44,674
Prepaid expenses and other current assets (including related parties of $274 and $274)	5,738	5,803
Total current assets	71,790	78,143
Property and equipment, net	79,049	80,446
Intangible assets subject to amortization, net (included related parties of $27,260 and $27,841)	28,131	28,757
Intangible assets not subject to amortization	246,199	246,199
Goodwill	45,845	45,845
Other assets	8,545	8,537
Total assets	$479,559	$487,927

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$1,000	$1,000
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,786 and $4,262)	43,513	47,669
Total current liabilities	44,631	48,787
Long-term debt, less current maturities (including related parties of $1,000 and $1,000)	359,491	362,949
Other long-term liabilities	11,693	12,258
Deferred income taxes	40,084	38,698
Total liabilities	455,899	462,692

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and
outstanding 2010 52,527,982; 2009 51,807,122	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and
outstanding 2010 22,587,433; 2009 22,587,433	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and
outstanding 2010 9,352,729; 2009 9,352,729	1	1
Additional paid-in capital	938,572	937,963
Accumulated deficit	(914,920)	(912,736)
Total stockholders' equity	23,660	25,235
Total liabilities and stockholders' equity	$479,559	$487,927

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2010	2009

Net revenue	$43,073	$41,715

Expenses:
Direct operating expenses (including related parties of
$2,351 and $1,727) (including non-cash stock-based
compensation of $105 and $166)	20,768	21,861
Selling, general and administrative expenses (including non-cash
stock-based compensation of $148 and $207)	9,056	9,952
Corporate expenses (including non-cash stock-based compensation
of $206 and $406)	3,748	3,873
Depreciation and amortization (includes direct
operating of $3,467 and $4,074;
selling, general and administrative of $959 and $1,021;
and corporate of $297 and $334) (including related
parties of $580 and $580)	4,723	5,430
	38,295	41,116
Operating income	4,778	599
Interest expense (including related parties of $29 and $31)	(5,514)	(5,061)
Interest income	83	248
Loss on debt extinguishment	-	(4,716)
Loss before income taxes	(653)	(8,930)
Income tax expense	(1,410)	(5,410)
Loss before equity in net loss of
nonconsolidated affiliate	(2,063)	(14,340)
Equity in net loss of nonconsolidated affiliate, net of tax	(121)	(154)
Net loss applicable to common stockholders	$(2,184)	$(14,494)

Basic and diluted earnings per share:
Net loss per share applicable to common stockholders, basic and diluted	$(0.03)	$(0.17)

Weighted average common shares outstanding, basic	84,430,204	84,284,427
Weighted average common shares outstanding, diluted	84,430,204	84,284,427

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three-Month Period
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,184)	$(14,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,723	5,430
Deferred income taxes	1,213	5,500
Amortization of debt issue costs	104	89
Amortization of syndication contracts	272	621
Payments on syndication contracts	(704)	(713)
Equity in net loss of nonconsolidated affiliate	121	154
Non-cash stock-based compensation	459	779
Gain on sale of media properties and other assets	-	(100)
Non-cash expenses related to debt extinguishment	-	945
Change in fair value of interest rate swap agreements	(3,930)	(1,681)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Decrease in accounts receivable	5,040	4,319
(Increase) decrease in prepaid expenses and other assets	(92)	138
Increase (decrease) in accounts payable, accrued expenses and other liabilities	112	(782)
Net cash provided by operating activities	5,134	205
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	-	100
Purchases of property and equipment and intangibles	(2,674)	(1,500)
Deposits on acquisitions	-	(3,800)
Net cash used in investing activities	(2,674)	(5,200)
Cash flows from financing activities:
Proceeds from issuance of common stock	150	202
Payments on long-term debt	(3,458)	(41,000)
Repurchase of Class A common stock	-	(543)
Payments of deferred debt and offering costs	(362)	(1,182)
Net cash used in financing activities	(3,670)	(42,523)
Net decrease in cash and cash equivalents	(1,210)	(47,518)
Cash and cash equivalents:
Beginning	27,666	64,294
Ending	$26,456	$16,776

Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$9,785	$6,876
Income taxes	$197	$(90)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2010 or any other future period.

Liquidity and Capital Resources

As a result of the ongoing global financial crisis and the recession, and their impact on the advertising marketplace and its customers, the Company experienced declining net revenues in 2009, which had a significant negative impact on its cash flows and consolidated adjusted EBITDA, which we define as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments.  For a reconciliation of consolidated adjusted EBITDA to cash flow from operating activities, its most directly comparable GAAP financial measure, please see page 16.

In order to maintain compliance with the maximum allowed leverage ratio covenant under the Company’s amended credit facility agreement, the Company will need to achieve certain quarterly, trailing-twelve-month consolidated adjusted EBITDA targets. The Company believes that it will be able to achieve the trailing-twelve-month consolidated adjusted EBITDA targets under its amended credit facility agreement, and, therefore, the Company believes that it will be able to maintain compliance with the maximum allowed leverage ratio covenant for at least the next twelve months. Under the amended credit facility agreement, the Company’s debt to trailing-twelve-month consolidated adjusted EBITDA ratio is required to be below 6.50 at the end of the first two quarters of 2010, below 6.25 at the end of the third quarter of 2010 and below 6.00 at the end of the fourth quarter of 2010.  However, there is no assurance that further adverse events outside of the Company’s control may arise that would result in the Company’s inability to comply with the maximum allowed leverage ratio covenant under the Company’s amended credit facility agreement. In such event, the Company might decide to use remaining cash resources to prepay its debt, which may result in limitations on available working capital. Alternatively, to meet the Company’s cash requirements and avoid failing to comply with the maximum allowed leverage ratio covenant, the Company may be required to obtain a waiver or further amendment to its credit facility agreement, refinance its existing debt, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions could be consummated on terms satisfactory to the Company or at all.

While the Company has had a history of operating losses in some periods and operating income in other periods, the Company also has a history of generating significant positive cash flows from its operations. The Company reported a net loss of $2.2 million, but had positive cash flow from operations of $5.1 million for the three-month period ended March 31, 2010. Additionally, as of March 31, 2010, the Company had an accumulated deficit of $914.9 million. The Company expects to fund its working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, and cash flows from operations. The Company currently anticipates that funds generated from operations and available borrowings under its syndicated bank credit facility will be sufficient to meet the Company’s anticipated cash requirements for at least the next twelve months.

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended March 31, 2010 and 2009, the amount paid by the Company to Univision in this capacity was $2.0 million and $1.5 million, respectively.

In August 2008, the Company entered into an agreement with Univision pursuant to which it granted Univision the right to negotiate the terms of agreements providing for the carriage of the Company’s Univision- and TeleFutura-affiliated television station signals by cable, satellite and internet-based television service providers. The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of its Univision- and TeleFutura-affiliated television station signals.  As of March 31, 2010, the amount due to the Company from Univision was $5.2 million related to the agreements for the carriage of its Univision and TeleFutura-affiliated television station signals.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.5 million and $0.8 million for the three-month periods ended March 31, 2010 and 2009, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 3 years.

As of March 31, 2010, there was approximately $1.2 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2010, there was approximately $1.0 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.2 years.

Loss Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except per share and per share data):

	Three-Month Period
	Ended March 31,
	2010	2009
Basic and diluted earnings per share:
Numerator:
Net loss applicable to common stockholders	$(2,184)	$(14,494)

Denominator:
Weighted average common shares outstanding	84,430,204	84,284,427

Per share:
Net loss per share applicable to common stockholders	$(0.03)	$(0.17)

Basic loss per share is computed as net loss divided by the weighted average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the three-month periods ended March 31, 2010 and 2009, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 752,743 and 99,800 equivalent shares of dilutive securities for the three-month periods ended March 31, 2010 and 2009, respectively.

Syndicated Bank Credit Facility

In September 2005, the Company entered into a $650 million senior secured syndicated bank credit facility, consisting of a 7 ½ year $500 million term loan and a 6 ½ year $150 million revolving facility. The term loan under the syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under the former syndicated bank credit facility, (ii) to complete a tender offer for the previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.  The term loan matures in 2013 and the revolving facility expires in 2012. The Company’s ability to make additional borrowings under the syndicated bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

On March 16, 2009, the Company entered into an amendment to the syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

•
The interest that the Company pays under the credit facility increased.  Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the leverage ratio. Borrowings under both the revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0.  When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both the revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both the revolver and term loan will bear interest at LIBOR plus a margin of 3.25%.  The term loan currently bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.55% at March 31, 2010. As of March 31, 2010, $358.5 million of the term loan was outstanding.

•
The total amount of the revolver facility was reduced from $150 million to $50 million. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period. New conditions have been added for loans under the revolver facility greater than $5 million. The revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. As of March 31, 2010, the Company had approximately $1 million in outstanding letters of credit and $49 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

•
There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009 through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, was 6.75. The maximum allowed leverage ratio decreased to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011 and through the term of the agreement, the maximum allowed leverage ratio is 5.50. The actual leverage ratio was 6.2 to 1 as of March 31, 2010.  Therefore, the Company was in compliance with this covenant as of this date.  From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15.

•
There is a mandatory prepayment clause for 100% of the proceeds of certain asset dispositions, regardless of the leverage ratio.  In addition, if the Company has excess cash flow, as defined in the syndicated bank credit facility, 75% of such excess cash flow must be used to reduce the outstanding loan balance on a quarterly basis.

•	Beginning March 31, 2009, the senior leverage ratio and net leverage ratio were eliminated.

•	Capital expenditures may not exceed $10 million in 2010.

•	The Company is restricted from making acquisitions and investments when the leverage ratio is greater than 4.0.

•	The Company is restricted from making future repurchases of shares of common stock, except under a limited circumstance, which the Company utilized in May 2009 and may utilize again in the future.

•	The Company is restricted from making any further debt repurchases in the secondary market.

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

The amended credit facility is secured by substantially all of the assets, as well as the pledge of the stock of substantially all of the subsidiaries, including the special purpose subsidiary formed to hold our FCC licenses. The syndicated bank credit facility contains customary events of default. If an event of default occurs and is continuing, the Company might be required to repay all amounts then outstanding under the syndicated bank credit facility. Lenders holding more than 50% of the loans and commitments under the syndicated bank credit facility may elect to accelerate the maturity of loans upon the occurrence and during the continuation of an event of default.

The amended credit facility contains certain financial covenants relating to maximum leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The covenants become increasingly restrictive in the later years of the syndicated bank credit facility. The syndicated bank credit facility also requires the Company to maintain FCC licenses for broadcast properties and contains restrictions on the incurrence of additional debt, the payment of dividends, the repurchase of shares of the Company’s common stock, the making of acquisitions and the sale of assets.

The carrying amount and estimated fair value of our term loan as of March 31, 2010 was $358.5 million and $361.0 million, respectively.  The estimated fair value of our term loan is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments with similar terms.

Derivative Instruments

The Company uses interest rate swap agreements to manage its exposure to the risks associated with changes in interest rates.  The Company does not enter into derivative instruments for speculation or trading purposes.  As of March 31, 2010, the Company had three interest rate swap agreements with a $115 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $243.5 million notional amount, with quarterly increases, that also expires on October 1, 2010.  The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%.  The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%.  It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements.  As of March 31, 2010  and 2009, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected in earnings.

For the three-month period ended March 31, 2010, the Company recognized a decrease of $3.9 million in interest expense related to the increase in fair value of the interest rate swap agreements.  For the three-month period ended March 31, 2009, the Company recognized a decrease of $1.7 million in interest expense related to the increase in fair value of the interest rate swap agreements.

The fair value of the interest rate swap agreements at each balance sheet date was as follows (in millions):

		March 31, 2010	December 31, 2009
Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Interest rate swap agreements	Accounts payable and accrued expenses	$12.3	$16.2

The following table presents the effect of the interest rate swap agreements on our consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009 (in millions):

		Three-Month Period
		Ended March 31,
Derivatives Not Designated As Hedging Instruments	Location of Income	2010	2009
Interest rate swap agreements	Interest expense	$3.9	$1.3

Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with ASC 820, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

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

The following table presents the financial liabilities measured at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010	December 31, 2009
Liabilities	Level 2	Level 2
Interest rate swap agreements	$12.3	$16.2

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

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2010 and 2009. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period
	Ended March 31,		% Change
	2010	2009	2010 to 2009
Net Revenue
Television	$29,645	$28,272	5%
Radio	13,428	13,443	(0)%
Consolidated	43,073	41,715	3%

Direct operating expenses
Television	13,029	14,050	(7)%
Radio	7,739	7,811	(1)%
Consolidated	20,768	21,861	(5)%

Selling, general and administrative expenses
Television	4,928	5,305	(7)%
Radio	4,128	4,647	(11)%
Consolidated	9,056	9,952	(9)%

Depreciation and amortization
Television	3,729	3,963	(6)%
Radio	994	1,467	(32)%
Consolidated	4,723	5,430	(13)%

Segment operating profit (loss)
Television	7,959	4,954	61%
Radio	567	(482)	*
Consolidated	8,526	4,472	91%

Corporate expenses	3,748	3,873	(3)%
Operating income	4,778	599	*

Interest expense	(5,514)	(5,061)	9%
Interest income	83	248	(67)%
Loss on debt extinguishment	-	(4,716)	*
Loss before income taxes	$(653)	$(8,930)	(93)%

Capital expenditures
Television	$2,359	$1,516
Radio	342	214
Consolidated	$2,701	$1,730

	March 31,	December 31,
Total assets	2010	2009
Television	$342,518	$348,191
Radio	137,041	139,736
Consolidated	$479,559	$487,927

*	Percentage not meaningful.

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended March 31, 2010, was $43.1 million. Of that amount, revenue generated by our television segment accounted for 69% and revenue generated by our radio segment accounted for 31%.

As of the date of filing this report, we own and/or operate 53 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 48 radio stations (37 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

We generate revenue primarily from sales of national and local advertising time on television and radio stations. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers. We also generate revenue from retransmission consent agreements that are entered into with cable, satellite and internet-based television service providers.

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

The comparability of our results between 2010 and 2009 may also be affected by an acquisition in 2009.  In 2009, we acquired the assets of television station KREN-TV in Reno, Nevada, a market where we already owned existing media properties. While new media properties contribute to the financial results of their markets, we do not attempt to measure their effect as they typically are integrated into existing operations.

Highlights

During the first quarter of 2010, we saw signs of a stabilizing advertising environment in many of our television and radio markets.  Our audience shares remained strong in the nation’s most densely populated Hispanic markets. Additionally, we anticipate that retransmission consent revenue will continue to be a growing source of net revenues, along with advertising revenue from the World Cup, the U.S. census and political activity during 2010.

Net revenue for our television segment increased to $29.6 million in the first quarter of 2010, from $28.3 million in the first quarter of 2009.  This increase of $1.3 million, or 5%, in net revenue was primarily due to an increase in retransmission consent revenue. We generated a total of $3.1 million of retransmission consent revenue in the first quarter of 2010 and we anticipate that retransmission consent revenue in 2010 will be greater than it was in 2009.

Net revenue for our radio segment remained the same at $13.4 million in the first quarters of 2010 and 2009. We continued to concentrate our efforts on local sales, which accounted for 71% of total radio segment sales in the first quarter of 2010.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national and regional advertising sales on our Univision- and TeleFutura-affiliate television stations, and Entravision pays certain sales representation fees to Univision relating to national and regional advertising sales. During the three-month periods ended March 31, 2010 and 2009, the amount we paid Univision in this capacity was $2.0 and $1.5 million, respectively.

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

Recent Accounting Pronouncements

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

Three-Month Periods Ended March 31, 2010 and 2009

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2010	2009	Change
Statements of Operations Data:
Net revenue	$43,073	$41,715	3%
Direct operating expenses	20,768	21,861	(5)%
Selling, general and administrative expenses	9,056	9,952	(9)%
Corporate expenses	3,748	3,873	(3)%
Depreciation and amortization	4,723	5,430	(13)%
	38,295	41,116	(7)%
Operating income	4,778	599	*
Interest expense	(5,514)	(5,061)	9%
Interest income	83	248	(67)%
Loss on debt extinguishment	-	(4,716)	*
Loss before income taxes	(653)	(8,930)	(93)%
Income tax expense	(1,410)	(5,410)	(74)%
Loss before equity in net loss of
nonconsolidated affiliate	(2,063)	(14,340)	(86)%
Equity in net loss of nonconsolidated affiliate, net of tax	(121)	(154)	(21)%
Net loss applicable to common stockholders	$(2,184)	$(14,494)	(85)%

Other Data:
Capital expenditures	2,701	1,730
Consolidated adjusted EBITDA (adjusted for non-cash
stock-based compensation) (1)	9,528	6,716
Net cash provided by operating activities	5,134	205
Net cash used in investing activities	(2,674)	(5,200)
Net cash used in financing activities	(3,670)	(42,523)

*	Percentage not meaningful.

(1)
Consolidated adjusted EBITDA means net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses,  net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. The maximum allowed leverage ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense. Under our syndicated bank credit facility, our maximum allowed leverage ratio may not exceed 6.50 to 1. The actual leverage ratio was as follows (in each case as of March 31): 2010, 6.2 to 1; 2009, 5.7 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into an amendment to our credit facility agreement in March 2009, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income.  As consolidated adjusted EBITDA excludes non-cash (gain) loss on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Three-Month Period
	Ended March 31,
	2010	2009
Consolidated adjusted EBITDA (1)	$9,528	$6,716

Interest expense	(5,514)	(5,061)
Interest income	83	248
Loss on debt extinguishment	-	(4,716)
Income tax expense	(1,410)	(5,410)
Amortization of syndication contracts	(272)	(621)
Payments on syndication contracts	704	713
Non-cash stock-based compensation included in direct operating
expenses	(105)	(166)
Non-cash stock-based compensation included in selling, general
and administrative expenses	(148)	(207)
Non-cash stock-based compensation included in corporate expenses	(206)	(406)
Depreciation and amortization	(4,723)	(5,430)
Equity in net loss of nonconsolidated affiliates	(121)	(154)
Net loss	(2,184)	(14,494)

Depreciation and amortization	4,723	5,430
Deferred income taxes	1,213	5,500
Amortization of debt issue costs	104	89
Amortization of syndication contracts	272	621
Payments on syndication contracts	(704)	(713)
Equity in net loss of nonconsolidated affiliate	121	154
Non-cash stock-based compensation	459	779
Gain on sale of media properties and other assets	-	(100)
Non-cash expenses related to debt extinguishment	-	945
Change in fair value of interest rate swap agreements	(3,930)	(1,681)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Decrease in accounts receivable	5,040	4,319
(Increase) decrease in prepaid expenses and other assets	(92)	138
Increase (decrease) in accounts payable, accrued expenses and other liabilities	112	(782)
Cash flows from operating activities	$5,134	$205

Consolidated Operations

Net Revenue. Net revenue increased to $43.1 million for the three-month period ended March 31, 2010 from $41.7 million for the three-month period ended March 31, 2009, an increase of $1.4 million. The increase came from our television segment and was primarily attributable to an increase in retransmission consent revenue of $1.3 million.

We currently anticipate that net revenue will increase for the full year 2010, primarily due to advertising revenue from the World Cup, the U.S. census and political activity, as well as retransmission consent revenue.

Direct Operating Expenses. Direct operating expenses decreased to $20.8 million for the three-month period ended March 31, 2010 from $21.9 million for the three-month period ended March 31, 2009, a decrease of $1.1 million.  Of the overall decrease, $1.0 million came from our television segment and was primarily attributable to a decrease in salary expense due to reductions of personnel and salary reductions implemented in 2009. Additionally, $0.1 million of the overall decrease came from our radio segment and was primarily attributable to a decrease in salary expense due to reductions of personnel and salary reductions implemented in 2009. As a percentage of net revenue, direct operating expenses decreased to 48% for the three-month period ended March 31, 2010 from 52% for the three-month period ended March 31, 2009. Direct operating expenses as a percentage of net revenue decreased because direct operating expenses decreased while net revenue increased.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $9.1 million for the three-month period ended March 31, 2010 from $10.0 million for the three-month period ended March 31, 2009, a decrease of $0.9 million. Of the overall decrease, $0.5 million came from our radio segment and was primarily attributable to decreases in salary expense due to reductions of personnel and salary reductions implemented in 2009. Additionally, $0.4 million of the overall decrease came from our television segment and was primarily attributable to a decrease in salary expense due to reductions of personnel and salary reductions implemented in 2009. As a percentage of net revenue, selling, general and administrative expenses decreased to 21% for the three-month period ended March 31, 2010 from 24% for the three-month period ended March 31, 2009. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses decreased while net revenue increased.

Corporate Expenses. Corporate expenses decreased to $3.7 million for the three-month period ended March 31, 2010 from $3.9 million for the three-month period ended March 31, 2009, a decrease of $0.2 million. The decrease was attributable to a decrease in non-cash stock-based compensation of $0.2 million. As a percentage of net revenue, corporate expenses remained the same at 9% for each the three-month periods ended March 31, 2010 and 2009.

Depreciation and Amortization. Depreciation and amortization decreased to $4.7 million for the three-month period ended March 31, 2010 from $5.4 million for the three-month period ended March 31, 2009, a decrease of $0.7 million.  The decrease was primarily due to a decrease in radio depreciation as certain radio assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $4.8 million for the three-month period ended March 31, 2010, compared to $0.6 million for the three-month period ended March 31, 2009.

 Interest Expense. Interest expense increased to $5.5 million for the three-month period ended March 31, 2010 from $5.1 million for the three-month period ended March 31, 2009, an increase of $0.4 million. The increase in interest expense was primarily attributable to higher interest rates from the amendment to our syndicated bank credit facility agreement, partially offset by a decrease in interest expense attributable to the change in the fair value of our interest rate swap agreements.

Loss on Debt Extinguishment.  We recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to our syndicated bank credit facility agreement during the three-month period ended March 31, 2009.

Income Tax Expense.  Income tax expense for the three-month period ended March 31, 2010 was $1.4 million. The effective income tax rate was higher than our expected statutory rate of approximately 38% due to state income taxes, changes in the valuation allowance and deductions attributable to indefinite-lived intangibles. Income tax expense for the three-month period ended March 31, 2009 was $5.4 million. The effective tax rate was higher than our expected annual tax rate of approximately 38% for the three-month period ended March 31, 2009 due to state income and capital taxes, other permanent differences, changes in the valuation allowance and deductions attributable to indefinite-lived intangibles.

As of March 31, 2010, we believe that our deferred tax assets will not be fully realized in the future and have provided a valuation allowance against those deferred tax assets.  In determining our deferred tax assets subject to a valuation allowance, we excluded the deferred tax liabilities attributable to indefinite-lived intangibles.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $29.6 million for the three-month period ended March 31, 2010 from $28.3 million for the three-month period ended March 31, 2009, an increase of $1.3 million. The increase was primarily attributable to an increase in retransmission consent revenue. We generated a total of $3.1 million in retransmission consent revenue in the first quarter of 2010 and we anticipate that retransmission consent revenue in 2010 will be greater than it was in 2009.

    Direct Operating Expenses. Direct operating expenses in our television segment decreased to $13.0 million for the three-month period ended March 31, 2010 from $14.1 million for the three-month period ended March 31, 2009, a decrease of $1.1 million.  The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $4.9 million for the three-month period ended March 31, 2010 from $5.3 million for the three-month period ended March 31, 2009, a decrease of $0.4 million. The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009.

 Radio

Net Revenue. Net revenue in our radio segment was $13.4 million for each of the three-month periods ended March 31, 2010 and 2009.

   There has been a general slowing of growth in the radio industry over the last few years. However, we have begun to see stabilization and possible indications of improvement of the radio industry as a whole.

Additionally, we continue to experience ratings growth in many of our radio markets where we broadcast “José: Nunca Sabes Lo Que Va A Tocar” (“You never know what he’ll play”), which features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, “El Gato,” an upbeat and energetic regional Mexican format, as well as our stations that are broadcasting the “Piolin por la Mañana,” syndicated morning show, one of the highest-rated Spanish-language radio programs in the country.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $7.7 million for the three-month period ended March 31, 2010 from $7.8 million for the three-month period ended March 31, 2009, a decrease of $0.1 million. The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.1 million for the three-month period ended March 31, 2010 from $4.6 million for the three-month period ended March 31, 2009, a decrease of $0.5 million. The decrease was primarily attributable to decreases in salary expense due to reductions in personnel and salary reductions implemented in 2009.

Liquidity and Capital Resources

As a result of the global financial crisis and the recession, and their impact on the advertising marketplace and our customers, we experienced declining net revenues in 2009, which have had a significant negative impact on our cash flows and consolidated adjusted EBITDA, which we define as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments.  For a reconciliation of consolidated adjusted EBITDA to cash flow from operating activities, its most directly comparable GAAP financial measure, please see page 16.  At March 31, 2010, our total consolidated debt outstanding was $360.5 million.

In order to maintain compliance with the maximum allowed leverage ratio covenant under our amended credit facility agreement, calculated as the ratio of consolidated total debt outstanding to trailing-twelve-month consolidated adjusted EBITDA, we will need to achieve certain quarterly, trailing-twelve-month consolidated adjusted EBITDA targets. We believe that we will be able to achieve the trailing-twelve-month consolidated adjusted EBITDA targets under our amended credit facility agreement, and, therefore, we believe that we will be able to maintain compliance with the maximum allowed leverage ratio covenant for at least the next twelve months. Under the amended credit facility agreement, our debt to trailing-twelve-month consolidated adjusted EBITDA ratio is required to be below 6.50 at the end of the first two quarters of 2010, below 6.25 at the end of the third quarter of 2010 and below 6.00 at the end of the fourth quarter of 2010.   However, there is no assurance that further adverse events outside of our control may arise that would result in our inability to comply with the maximum allowed leverage ratio covenant under our amended credit facility agreement. In such event, we might decide to use remaining cash resources to prepay debt, which may result in limitations on available working capital. Alternatively, to meet our cash requirements and avoid failing to comply with the maximum allowed leverage ratio covenant, we may be required to obtain a waiver or further amendment to our amended credit facility agreement, refinance our existing debt, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions could be consummated on terms satisfactory to us or at all.

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from operations. We reported a net loss of $2.2 million, but had positive cash flow from operations of $5.1 million for the three-month period ended March 31, 2010. Additionally, as of March 31, 2010, we had an accumulated deficit of $914.9 million. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, and cash flows from operations. We currently anticipate that funds generated from operations and available borrowings under our syndicated bank credit facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

Syndicated Bank Credit Facility

In September 2005, we entered into a $650 million senior secured syndicated bank credit facility, consisting of a 7 ½ year $500 million term loan and a 6 ½ year $150 million revolving facility. The term loan under the syndicated bank credit facility has been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under our former syndicated bank credit facility, (ii) to complete a tender offer for our previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.  The term loan matures in 2013 and the revolving facility expires in 2012. Our ability to make additional borrowings under the syndicated bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

On March 16, 2009, we entered into an amendment to our syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

•
The interest that we pay under the credit facility increased.  Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon our leverage ratio. Borrowings under both our revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0.  When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 3.25%.  The term loan currently bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.55% at March 31, 2010. As of March 31, 2010, $358.5 million of the term loan was outstanding.

•
The total amount of our revolver facility was reduced from $150 million to $50 million. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period. New conditions have been added for loans under the revolver facility greater than $5 million. The revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. As of March 31, 2010, we had approximately $1.0 million in outstanding letters of credit and $49 million was available under the revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

•
There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009, through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, was 6.75. The maximum allowed leverage ratio decreased to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011, and through the term of the agreement, the maximum allowed leverage ratio is 5.50. The actual leverage ratio was 6.2 to 1 as of March 31, 2010.  Therefore, we were in compliance with this covenant as of this date.  From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15.

•
There is a mandatory prepayment clause for 100% of the proceeds of certain asset dispositions, regardless of our leverage ratio.  In addition, if we have excess cash flow, as defined in our syndicated bank credit facility, 75% of such excess cash flow must be used to reduce our outstanding loan balance on a quarterly basis.

•	Beginning March 31, 2009, the senior leverage ratio and net leverage ratio were eliminated.

•	Capital expenditures may not exceed $10 million in 2010.

•	We are restricted from making acquisitions and investments when the leverage ratio is greater than 4.0.

•	We are restricted from making future repurchases of shares of our common stock, except under a limited circumstance, which we utilized in May 2009 and may utilize again in the future.

•	We are restricted from making any further debt repurchases in the secondary market.

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

The carrying amount and estimated fair value of our term loan as of March 31, 2010 was $358.5 million and $361.0 million, respectively.  The estimated fair value of our term loan is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments with similar terms.

Derivative Instruments

We use interest rate swap agreements to manage our exposure to the risks associated with changes in interest rates.  We do not enter into derivative instruments for speculation or trading purposes.  As of March 31, 2010, we had three interest rate swap agreements with a $115 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $243.5 million notional amount, with quarterly increases, that also expires on October 1, 2010.  The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%.  The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%.  It is expected that the term loan amount will not exceed the notional amount of the four interest rate swap agreements.  As of March 31, 2010 and 2009, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected currently in earnings.

For the three-month period ended March 31, 2010, we recognized a decrease of $3.9 million in interest expense related to the increase in fair value of the interest rate swap agreements.  For the three-month period ended March 31, 2009, we recognized a decrease of $1.7 million in interest expense related to the increase in fair value of the interest rate swap agreements.

As of March 31, 2010, the fair value of the interest rate swap agreements was a liability of $12.3 million and is classified in other short-term liabilities on our balance sheet.  As of March 31, 2009, the fair value of the interest rate swap agreements was a liability of $16.2 million and is classified in other short-term liabilities on our balance sheet.

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

We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through March 31, 2010.

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

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $9.5 million for the three-month period ended March 31, 2010 from $6.7 million for the three-month period ended March 31, 2009, an increase of $2.8 million, or 42%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 22% for the three-month period ended March 31, 2010 from 16% for the three-month period ended March 31, 2009.

We define consolidated adjusted EBITDA as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include loss (gain) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

    Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. The maximum allowed leverage ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense. Under our syndicated bank credit facility, our maximum allowed leverage ratio may not exceed 6.50 to 1. The actual leverage ratio was as follows (in each case as of March 31): 2010, 6.2 to 1; 2009, 5.7 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into an amendment to our credit facility agreement in March 2009, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income.  As consolidated adjusted EBITDA excludes non-cash (gain) loss on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation,  net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 16.

Cash Flow

Net cash flow provided by operating activities was $5.1 million for the three-month period ended March 31, 2010 compared to net cash flow provided by operating activities of $0.2 million for the three-month period ended March 31, 2009.  Although we had a net loss of $2.2 million for the three-month period ended March 31, 2010, we had positive cash flow from operations.  Our net loss for the three-month period ended March 31, 2010 was primarily a result of non-cash expenses, including depreciation and amortization expense of $4.7 million.  Our net loss of $14.5 million for the three-month period ended March 31, 2009 was also the result of non-cash expenses, primarily deferred income taxes of $5.5 million and depreciation and amortization expense of $5.4 million. We expect to continue to have positive cash flow from operating activities for 2010.

Net cash flow used in investing activities was $2.7 million for the three-month period ended March 31, 2010, compared to $5.2 million for the three-month period ended March 31, 2009. During the three-month period ended March 31, 2010, we spent $2.7 million on net capital expenditures. During the three-month period ended March 31, 2009, we spent $1.4 million on net capital expenditures and $3.8 million related to the acquisition of assets of television station KREN-TV in Reno, Nevada. We anticipate that our capital expenditures will be approximately $7 million during the full year 2010. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. However, in order comply with the terms of our amended credit facility agreement, our capital expenditures may not exceed $10 million in 2010.

Under the terms of our amended credit facility agreement, we are restricted from making acquisitions and investments when the leverage ratio is greater than 4.0, which is the case at the present time.

Net cash flow used in financing activities was $3.7 million for the three-month period ended March 31, 2010, compared to $42.5 million for the three-month period ended March 31, 2009. During the three-month period ended March 31, 2010, we made debt payments of $3.5 million. During the three-month period ended March 31, 2009, we repurchased 0.4 million shares of our Class A common stock for $0.5 million including transaction fees, made debt payments of $41.0 million, paid $1.2 million in fees and expenses related to the amendment of our syndicated bank credit facility and received net proceeds of $0.2 million from the sale of shares issued under our 2001 Employee Stock Purchase Plan. Under the terms of our amended credit facility agreement, we are prevented from making future repurchases of our Class A common stock except under a limited circumstance, which we utilized in May 2009 and may utilize again in the future.

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

Interest Rates

Our term loan bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.55% at March 31, 2010. As of March 31, 2010, $358.5 million of our term loan was outstanding.  Our revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on our leverage. As of March 31, 2010, we had approximately $1 million in outstanding letters of credit and $49 million was available under the revolving facility for future borrowings. Our syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in our credit agreement.

As of March 31, 2010, we had three interest rate swap agreements with a $115 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $243.5 million notional amount, with quarterly increases, that also expires on October 1, 2010.  The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%.  The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%. It is expected that the term loan amounts will not exceed the notional amount of the four interest rate swap agreements.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of March 31, 2010, our interest rate swap agreements were not designated for hedge accounting treatment, and as a result, the fair value was a liability of $12.3 million and was classified as other current liabilities on our balance sheet. For the three-month period ended March 31, 2010, we recognized a decrease of $3.9 million of interest expense related to the increase in fair value of the interest rate swap agreements.

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

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, we believe that our consolidated financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations for the interim periods presented.

Material Weakness in Accounting for Income Taxes

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness in our internal control over accounting for the income tax provision existed as of December 31, 2009.  During 2009, an error was identified in the Company's income tax benefit related to its valuation allowance for the year ended December 31, 2008, which error arose in the three-month period ended September 30, 2008.  Correction of this control deficiency resulted in an audit adjustment to our income tax benefit and deferred tax assets and liabilities and a restatement of those accounts as of and for the year ended December 31, 2008 and as of and for the three- and nine-month periods ended September 30, 2008.  Additionally, this control deficiency could result in other misstatements of the aforementioned accounts, which could result in a material misstatement of our consolidated financial statements.  Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management’s Plan for Remediation

Management has discussed the material weakness described above with the audit committee and has commenced preliminary steps to remediate the material weakness described above. We expect that the remediation plan we implement will address the design of controls and revision of procedures to ensure appropriate evaluation and recognition of income taxes and will include allocating additional monetary and personnel resources to the preparation of the interim and annual tax provision calculations and adding an additional layer of review to the tax provision process.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

ITEM 1A.  RISK FACTORS

We have identified the following material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 31, 2010:

RISKS RELATED TO OUR BUSINESS

We have a history of losses that, if continued, could adversely affect the market price of our securities and our ability to raise capital.

We had net losses of approximately $2.2 million and $14.5 million for the three months ended March 31, 2010 and 2009, respectively, and $50.1 million, $528.6 million and $43.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  If we cannot generate profits in the future, our failure to do so could adversely affect the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt.

Our substantial level of debt could limit our ability to grow and compete.

As of March 31, 2010, we had outstanding total indebtedness of $360.5 million, including capital lease obligations. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing will be limited by the terms of our amended bank credit facility. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets and our existing and future domestic subsidiaries to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If the amounts outstanding under our amended credit facility agreement are accelerated, our assets may not be sufficient to repay in full the money owed to such lenders.

Our substantial indebtedness could have important consequences to our business, such as:

•	Preventing us, under the terms of the our amended credit facility agreement, from obtaining additional financing to grow our business and compete effectively;
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

    We reported net losses of $50.1 and $2.2 million and had positive cash flow from operations of $18.8 and $5.1 million for the year ended December 31, 2009 and the three months ended March 31, 2010, respectively. Additionally, we had an accumulated deficit of $912.7 and $914.9 million as of December 31, 2009 and March 31, 2010, respectively. If we were to experience continuing net losses and further declining net revenue, there could be an adverse effect on our liquidity and capital resources, including but not limited to our failure to comply with the financial covenants or ratios or ratios under our amended credit facility agreement. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to obtain an amendment to our amended credit facility agreement, seek a waiver from our banks if we are unable to comply with our financial covenants or ratios, refinance our existing debt, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions could be consummated on terms satisfactory to us or at all. Any default under our amended credit facility agreement, inability to renegotiate such agreement if required, obtain additional financing if needed, or obtain waivers for any failure to comply with financial covenants and ratios would have a material adverse effect on our overall business and financial condition.

If our affiliation or other contractual relationships with Univision or Univision’s programming success change in an adverse manner, it could negatively affect our television ratings, business, revenue and results of operations.

Our affiliation and other contractual relationships with Univision have a significant impact on our business, revenue and results of operations of our television stations. If our affiliation agreement or another contractual relationship with Univision were terminated, or if Univision were to stop providing programming to us for any reason and we were unable to obtain replacement programming of comparable quality, it could have a material adverse effect on our business, revenue and results of operations. We regularly engage in discussions with Univision regarding various matters relating to our contractual relationships. If Univision were to not continue to provide programming, marketing, available advertising time and other support to us on the same basis as currently provided, or if our affiliation agreement or another contractual relationship with Univision were to otherwise change in an adverse manner, it could have a material adverse effect on our business, revenue and results of operations.
Our television stations compete for audiences and advertising revenue primarily on the basis of programming content and advertising rates. Audience ratings are a key factor in determining our television advertising rates and the revenue that we generate. If Univision’s programming success or ratings were to decline, it could lead to a reduction in our advertising rates and advertising revenue on which our television business depends. Univision’s relationships with Televisa and Venevision are important to Univision’s, and consequently our, continued success. If Televisa were to stop providing programming to Univision for any reason, and Univision were unable to provide us with replacement programming of comparable quality, it could have a material adverse effect on our business and results of operations. Additionally, by aligning ourselves closely with Univision, we might forego other opportunities that could diversify our television programming and avoid dependence on Univision’s television networks.

Because three of our directors and officers, and stockholders affiliated with them, hold the majority of our voting power, they can ensure the outcome of most matters on which our stockholders vote.

    As of March 31, 2010, Walter F. Ulloa, Philip C. Wilkinson and Paul Zevnik together held approximately 84% of the combined voting power of our outstanding shares of common stock.  Each of Messrs. Ulloa, Wilkinson and Zevnik is a member of our board of directors, and Messrs. Ulloa and Wilkinson also serve as executive officers of our Company. In addition to their shares of our Class A common stock, collectively they own all of the issued and outstanding shares of our Class B common stock, which have ten votes per share on any matter subject to a vote of the stockholders. Accordingly, Messrs. Ulloa, Wilkinson and Zevnik have the ability to elect each of the members of our board of directors.  Messrs. Ulloa, Wilkinson and Zevnik have agreed contractually to vote their shares to elect themselves as directors of our Company. Messrs. Ulloa, Wilkinson and Zevnik, acting in concert, also have the ability to control the outcome of most matters requiring stockholder approval. This control may discourage certain types of transactions involving an actual or potential change of control of our Company, such as a merger or sale of the Company.

If we do not successfully respond to rapid changes in technology and evolving industry trends, we may not be able to compete effectively.

   Technology in the broadcast, entertainment and Internet industries is changing rapidly. Advances in technologies or alternative methods of content delivery, as well as certain changes in consumer or advertiser behavior driven by changes in these or other technologies and methods of delivery could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, DVD players and other personal video and audio systems (e.g., iPods), wireless devices, text messaging and downloading from the Internet. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis and technologies which enable users to fast-forward or skip advertisements, such as DVRs (e.g., TiVo) and portable digital devices, may cause changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of portable digital devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations. Additionally, cable providers and direct-to-home satellite operators are developing new video compression technologies that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating such channels and potentially leading to increased competition for viewers in some of our markets. Our ability to adapt to changes in technology on a timely and effective basis and exploit new sources of revenue from these changes may affect our business prospects and results of operations.

If we cannot renew our FCC broadcast licenses, our broadcast operations will be impaired.

Our television businesses depend upon maintaining our broadcast licenses, which are issued by the FCC. The FCC has the authority to renew licenses, not renew them, renew them only with significant qualifications, including renewals for less than a full term, or revoke them. Although we expect to renew all our FCC licenses, we cannot assure investors that our future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations. Failing to renew any of our stations’ main licenses would prevent us from operating the affected stations, which could materially adversely affect our business, financial condition and results of operations. If we renew our licenses with substantial conditions or modifications (including renewing one or more of our licenses for less than the standard term of eight years), it could have a material adverse effect on our business, financial condition and results of operations.

We are a party to various retransmission consent agreements that may be terminated or not extended following their current termination dates.

If our retransmission consent agreements are terminated or not extended following their current termination dates, our ability to reach MVPD subscribers and, thereby, compete effectively, may be adversely affected, which could adversely affect our business, financial condition and results of operations.
Changes in the FCC’s ownership rules could lead to increased market power for our competitors.

On June 2, 2003, the FCC revised its national ownership policy, modified television and cross-ownership restrictions, and changed its methodology for defining radio markets. Ultimately, the only rules that were adopted were those dealing with the determination of the number of local radio stations in local radio markets and loosening the limitations on newspaper-broadcast cross-ownership. Congress has also indicated its concern over the FCC’s new rules and legislation has been considered to restrict the changes. The FCC has commenced a further review of its ownership policies for the broadcast medium. To date, however, only a reduction in the nationwide television cap, to 39% of the viewing public, has been the subject of federal legislation. Accordingly, the impact of changes in the FCC’s restrictions on how many stations a party may own, operate and/or control and on our future acquisitions and competition from other companies is limited, but, in connection with local radio ownership and newspaper-broadcast cross-ownership, could result in our competitors’ (including newspaper owners’) ability to increase their presence in the markets in which we operate and may  prevent us from adding stations in markets where we could achieve operating efficiencies or grow our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no stock repurchases for the three-month period ended March 31, 2010.

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

Date: May 7, 2010

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