Form 10-Q
period 2010-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2010-08-10
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 2, 2010, there were 52,567,482 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,587,433 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2010

GENERAL NOTE

On July 27, 2010, we completed the offering and sale of $400 million aggregate principal amount of our 8.75% Senior Secured First Lien Notes (the “Notes”). On such date, we also repaid all amounts outstanding under the syndicated bank credit facility and terminated the amended syndicated bank credit facility relating thereto. All references to and discussions regarding the syndicated bank credit facility, including without limitation, the term loan, the revolving facility and interest rate swap agreements, and the amended syndicated bank credit facility agreement in this report should be considered in light of this fact.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our history of operating losses, our substantial indebtedness or our ability to raise capital;

•	provisions of the agreements governing our debt instruments, including the amended credit facility agreement governing our syndicated bank credit facility;

•	our continued compliance with all of our obligations;

•	cancellations or reductions of advertising due to the current economic environment or otherwise;

•	advertising rates remaining constant or decreasing;

•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;

•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;

•	our relationship with Univision Communications Inc., or Univision;

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

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$25,721	$27,666
Trade receivables, net of allowance for doubtful accounts of $4,942 and $5,105 (including related parties of $4,292 and $4,496)	48,360	44,674
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,521	5,803

Total current assets	80,602	78,143
Property and equipment, net	76,953	80,446
Intangible assets subject to amortization, net (including related parties of $27,665 and $27,841)	28,490	28,757
Intangible assets not subject to amortization	246,199	246,199
Goodwill	45,845	45,845
Other assets	9,027	8,537

Total assets	$487,116	$487,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$1,000	$1,000
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $5,138 and $4,262)	41,817	47,669

Total current liabilities	42,935	48,787
Long-term debt, less current maturities (including related parties of $0 and $1,000)	358,491	362,949
Other long-term liabilities	11,610	12,258
Deferred income taxes	42,853	38,698

Total liabilities	455,889	462,692

Commitments and contingencies (note 4)
Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2010 52,567,482; 2009 51,807,122	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2010 and 2009 22,587,433	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2010 and 2009 9,352,729	1	1
Additional paid-in capital	939,176	937,963
Accumulated deficit	(907,957)	(912,736)

Total stockholders’ equity	31,227	25,235

Total liabilities and stockholders’ equity	$487,116	$487,927

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net revenue	$53,431	$48,696	$96,504	$90,411

Expenses:
Direct operating expenses (including related parties of $3,151, $2,004, $5,502 and $3,731) (including non-cash stock-based compensation of $103, $164, $208 and $330)	22,162	20,799	42,930	42,660
Selling, general and administrative expenses (including non-cash stock-based compensation of $147, $207, $295 and $414)	8,935	8,847	17,991	18,799
Corporate expenses (including non-cash stock-based compensation of $286, $353, $492 and $759)	3,477	3,378	7,225	7,251
Depreciation and amortization (includes direct operating of $3,385, $3,843, $6,874 and $7,918; selling, general and administrative of $903, $1,068, $1,841 and $2,089; and corporate of $586, $280, $883 and $614) (including related parties of $846, $580, $1,426 and $1,160)	4,874	5,191	9,597	10,621
Impairment charge	—	2,720	—	2,720

	39,448	40,935	77,743	82,051

Operating income	13,983	7,761	18,761	8,360
Interest expense (including related parties of $25, $29, $54 and $60) (note 2)	(5,263)	(8,474)	(10,777)	(13,535)
Interest income	84	70	167	318
Loss on debt extinguishment	—	—	—	(4,716)

Income (loss) before income taxes	8,804	(643)	8,151	(9,573)
Income tax expense	(1,928)	(1,099)	(3,338)	(6,509)

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	6,876	(1,742)	4,813	(16,082)
Equity in net income (loss) of nonconsolidated affiliate, net of tax	87	(85)	(34)	(239)

Net income (loss) applicable to common stockholders	$6,963	$(1,827)	$4,779	$(16,321)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$0.08	$(0.02)	$0.06	$(0.19)

Weighted average common shares outstanding, basic	84,494,665	84,187,128	84,462,613	84,235,509

Weighted average common shares outstanding, diluted	85,373,021	84,187,128	85,278,162	84,235,509

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,779	$(16,321)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,597	10,621
Impairment charge	—	2,720
Deferred income taxes	2,627	5,986
Amortization of debt issue costs	208	194
Amortization of syndication contracts	550	1,248
Payments on syndication contracts	(1,409)	(1,413)
Equity in net loss of nonconsolidated affiliate	34	239
Non-cash stock-based compensation	995	1,503
Gain on sale of media properties and other assets	—	(102)
Non-cash expenses related to debt extinguishment	—	945
Change in fair value of interest rate swap agreements	(8,053)	(2,536)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(3,625)	(1,272)
Decrease in prepaid expenses and other assets	48	189
Increase in accounts payable, accrued expenses and other liabilities	3,451	2,102

Net cash provided by operating activities	9,202	4,103

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	—	114
Purchases of property and equipment and intangibles	(6,045)	(6,618)

Net cash used in investing activities	(6,045)	(6,504)

Cash flows from financing activities:
Proceeds from issuance of common stock	219	202
Payments on long-term debt	(4,458)	(41,000)
Repurchase of Class A common stock	—	(1,075)
Payments of deferred debt and offering costs	(863)	(1,182)

Net cash used in financing activities	(5,102)	(43,055)

Net decrease in cash and cash equivalents	(1,945)	(45,456)
Cash and cash equivalents:
Beginning	27,666	64,294

Ending	$25,721	$18,838

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$18,725	$13,258

Income taxes	$711	$523

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2010

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended June 30, 2010 and 2009, the amount paid by the Company to Univision in this capacity was $2.6 million and $1.6 million, respectively. During the six-month periods ended June 30, 2010 and 2009, the amount paid by the Company to Univision in this capacity was $4.6 million and $3.1 million, respectively.

In August 2008, the Company entered into an agreement with Univision pursuant to which it granted Univision the right to negotiate the terms of agreements providing for the carriage of the Company’s Univision- and TeleFutura-affiliated television station signals by cable, satellite and internet-based television service providers. The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of its Univision- and TeleFutura-affiliated television station signals. As of June 30, 2010, the amount due to the Company from Univision was $4.3 million related to the agreements for the carriage of its Univision and TeleFutura-affiliated television station signals.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.5 million and $0.7 million for the three-month periods ended June 30, 2010 and 2009, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $1.0 million and $1.5 million for the six-month periods ended June 30, 2010 and 2009, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 3 years.

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Six-Month Period
Ended June 30,
2010
Fair value of options granted	$2.10
Expected volatility	79%
Risk-free interest rate	2.8%
Expected lives	7.0 years
Dividend rate	—

As of June 30, 2010, there was approximately $1.3 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.0 year.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of June 30, 2010, there was approximately $0.8 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.0 year.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except per share and per share data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Basic earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$6,963	$(1,827)	$4,779	$(16,321)

Denominator:
Weighted average common shares outstanding	84,494,665	84,187,128	84,462,613	84,235,509
Per share:
Net income (loss) per share applicable to common stockholders	$0.08	$(0.02)	$0.06	$(0.19)
Diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$6,963	$(1,827)	$4,779	$(16,321)

Denominator:
Weighted average common shares outstanding	84,494,665	84,187,128	84,462,613	84,235,509
Dilutive securities:
Stock options and restricted stock units	878,356	—	815,549	—

Diluted shares outstanding	85,373,021	84,187,128	85,278,162	84,235,509
Per share:
Net income (loss) per share applicable to common stockholders	$0.08	$(0.02)	$0.06	$(0.19)

Basic loss per share is computed as net loss divided by the weighted average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the three- and six-month periods ended June 30, 2010, a total of 9,887,824 and 9,800,211 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

On March 16, 2009, the Company entered into an amendment to the syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

•

The interest that the Company pays under the credit facility increased. Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the leverage ratio. Borrowings under both the revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0. When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both the revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both the revolver and term loan will bear interest at LIBOR plus a margin of 3.25%. The term loan currently bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.79% at June 30, 2010. As of June 30, 2010, $358.5 million of the term loan was outstanding.

•

The total amount of the revolver facility was reduced from $150 million to $50 million. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period. New conditions have been added for loans under the revolver facility greater than $5 million. The revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. As of June 30, 2010, the Company had approximately $1 million in outstanding letters of credit and $49 million was available under the revolving facility for future borrowings. In addition, the Company pays a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

•

There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009 through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, was 6.75. The maximum allowed leverage ratio decreased to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011 and through the term of the agreement, the maximum allowed leverage ratio is 5.50. The actual leverage ratio was 5.9 to 1 as of June 30, 2010. Therefore, the Company was in compliance with this covenant as of this date.

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

The carrying amount and estimated fair value of the term loan as of June 30, 2010 was $358.5 million and $357.6 million, respectively. The estimated fair value of the term loan is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments with similar terms.

On July 27, 2010, the Company repaid all amounts outstanding under the syndicated bank credit facility and terminated the amended syndicated bank credit facility agreement. See Note 5.

Derivative Instruments

The Company uses interest rate swap agreements to manage its exposure to the risks associated with changes in interest rates. The Company does not enter into derivative instruments for speculation or trading purposes. As of June 30, 2010, the Company had three interest rate swap agreements with a $115 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $243.5 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%. As of June 30, 2010 and 2009, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected in earnings. All of the interest rate swap agreements were terminated on July 27, 2010.

For the three-month period ended June 30, 2010, the Company recognized a decrease of $4.1 million in interest expense related to the increase in fair value of the interest rate swap agreements. For the three-month period ended June 30, 2009, the Company recognized a decrease of $0.9 million in interest expense related to the increase in fair value of the interest rate swap agreements.

For the six-month period ended June 30, 2010, the Company recognized a decrease of $8.0 million in interest expense related to the increase in fair value of the interest rate swap agreements. For the six-month period ended June 30, 2009, the Company recognized a decrease of $2.5 million in interest expense related to the increase in fair value of the interest rate swap agreements.

The fair value of the interest rate swap agreements at each balance sheet date was as follows (in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	June 30, 2010 Fair Value	December 31, 2009 Fair Value
Interest rate swap agreements	Accounts payable and accrued expenses	$8.2	$16.2

The following table presents the effect of the interest rate swap agreements on our consolidated statements of operations for the three- and six-month periods ended June 30, 2010 and 2009 (in millions):

	Location of	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Derivatives Not Designated As Hedging Instruments	Income	2010	2009	2010	2009
Interest rate swap agreements	Interest expense	$4.1	$0.9	$8.0	$2.5

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

The following table presents the financial liabilities measured at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010	December 31, 2009
Liabilities	Level 2	Level 2
Interest rate swap agreements	$8.2	$16.2

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the three- and six-month periods ended June 30, 2010 and 2009. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		% Change	Ended June 30,		% Change
	2010	2009	2010 to 2009	2010	2009	2010 to 2009
Net Revenue
Television	$34,819	$31,746	10%	$64,464	$60,018	7%
Radio	18,612	16,950	10%	32,040	30,393	5%

Consolidated	53,431	48,696	10%	96,504	90,411	7%

Direct operating expenses
Television	13,825	13,130	5%	26,854	27,180	(1)%
Radio	8,337	7,669	9%	16,076	15,480	4%

Consolidated	22,162	20,799	7%	42,930	42,660	1%

Selling, general and administrative expenses
Television	5,079	4,977	2%	10,007	10,282	(3)%
Radio	3,856	3,870	(0)%	7,984	8,517	(6)%

Consolidated	8,935	8,847	1%	17,991	18,799	(4)%

Depreciation and amortization
Television	3,940	3,904	1%	7,669	7,867	(3)%
Radio	934	1,287	(27)%	1,928	2,754	(30)%

Consolidated	4,874	5,191	(6)%	9,597	10,621	(10)%

Segment operating profit
Television	11,975	9,735	23%	19,934	14,689	36%
Radio	5,485	4,124	33%	6,052	3,642	66%

Consolidated	17,460	13,859	26%	25,986	18,331	42%
Corporate expenses	3,477	3,378	3%	7,225	7,251	(0)%
Impairment charge	—	2,720	*	—	2,720	*

Operating income	13,983	7,761	80%	18,761	8,360	124%

Interest expense	(5,263)	(8,474)	*	(10,777)	(13,535)	(20)%
Interest income	84	70	20%	167	318	(47)%
Loss on debt extinguishment	—	—	*	—	(4,716)	*

Income (loss) before income taxes	$8,804	$(643)	*	$8,151	$(9,573)	*

Capital expenditures
Television	$1,671	$1,000		$4,030	$2,516
Radio	215	162		557	376

Consolidated	$1,886	$1,162		$4,587	$2,892

				June 30, 2010	December 31, 2009
Total assets
Television				$346,282	$348,191
Radio				140,834	139,736

Consolidated				$487,116	$487,927

*	Percentage not meaningful.

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

5. SUBSEQUENT EVENT

On July 27, 2010, the Company completed the offering and sale of $400 million aggregate principal amount of its 8.75% Senior Secured First Lien Notes (the “Notes”). The Notes were issued at a discount of 98.722% of their principal amount and mature on

August 1, 2017. Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. The Notes are guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries. Net proceeds from the Notes were used to pay all indebtedness outstanding under the Company’s syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to the Notes offering and for general corporate purposes.

The Company may redeem any or all of the Notes at any time on or after August 1, 2013 at a redemption price equal to 106.563% of the Notes’ principal. The redemption price declines ratably thereafter to par, plus accrued and unpaid interest. Prior to August 1, 2013, the Company may redeem up to 35% of the Notes with the net proceeds of a qualified equity offering at a redemption price equal to 108.75% of the Notes’ principal, plus accrued and unpaid interest. In addition, upon certain conditions of a change of control, the Company may be required to redeem the Notes in cash equal to 101% of the Notes’ principal, plus accrued and unpaid interest.

On July 27, 2010, the Company also entered into a new $50 million revolving credit facility (the “Revolving Credit Facility”) and terminated the syndicated bank credit facility agreement. The Revolving Credit Facility expires on July 27, 2013 and is guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries, which are also the guarantors of the Notes. The Company has not drawn on the Revolving Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended June 30, 2010, was $53.4 million. Of that amount, revenue generated by our television segment accounted for 65% and revenue generated by our radio segment accounted for 35%.

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

Highlights

During the second quarter of 2010, we continued to see signs of a stabilizing advertising environment in many of our television and radio markets. Net revenue increased to $53.4 million, an increase of $4.7 million, or 10%, over the second quarter of 2009. Our performance was driven primarily by World Cup advertising and retransmission consent revenue. We anticipate that retransmission consent revenue will continue to be a growing source of net revenues. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue for our television segment increased to $34.8 million in the second quarter of 2010, from $31.7 million in the second quarter of 2009. This increase of $3.1 million, or 10%, in net revenue was primarily due to an increase in revenue from the World Cup, census and retransmission consent revenue. We generated a total of $3.3 million of retransmission consent revenue in the second quarter of 2010 and we anticipate that retransmission consent revenue in 2010 will be greater than it was in 2009.

Net revenue for our radio segment increased to $18.6 million in the second quarter of 2010, from $17.0 million in the second quarter of 2009. This increase of $1.6 million, or 10%, in net revenue was primarily due to an increase in revenue from the World Cup.

In July 2010, we completed the offering and sale of an aggregate $400 million principal amount of our 8.750% Senior Secured First Lien Notes due 2017 (the “Notes”) and entered into a new $50.0 million revolving credit facility (the “Revolving Credit Facility”). At the same time as entering into the credit facility, we repaid all amounts owing under, and terminated, our then-existing syndicated bank credit facility. The bond offering and new revolving credit facility extend the maturity of our debt and provide us with additional financial flexibility as we continue to seek to enhance shareholder value.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national and regional advertising sales on our Univision- and TeleFutura-affiliate television stations, and Entravision pays certain sales representation fees to Univision relating to national and regional advertising sales. During the three-month periods ended June 30, 2010 and 2009, the amount we paid Univision in this capacity was $2.6 million and $1.6 million, respectively. During the six-month periods ended June 30, 2010 and 2009, the amount we paid Univision in this capacity was $4.6 million and $3.1 million, respectively

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and TeleFutura-affiliated television station signals for a term of six years. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with cable and other television service providers.

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

Three- and Six-Month Periods Ended June 30, 2010 and 2009

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2010	2009	Change	2010	2009	Change
Statements of Operations Data:
Net revenue	$53,431	$48,696	10%	$96,504	$90,411	7%

Direct operating expenses	22,162	20,799	7%	42,930	42,660	1%
Selling, general and administrative expenses	8,935	8,847	1%	17,991	18,799	(4)%
Corporate expenses	3,477	3,378	3%	7,225	7,251	(0)%
Depreciation and amortization	4,874	5,191	(6)%	9,597	10,621	(10)%
Impairment charge	—	2,720	*	—	2,720	*

	39,448	40,935	(4)%	77,743	82,051	(5)%

Operating income	13,983	7,761	80%	18,761	8,360	124%
Interest expense	(5,263)	(8,474)	(38)%	(10,777)	(13,535)	(20)%
Interest income	84	70	20%	167	318	(47)%
Loss on debt extinguishment	—	—	*	—	(4,716)	*

Income (loss) before income taxes	8,804	(643)	*	8,151	(9,573)	*
Income tax expense	(1,928)	(1,099)	75%	(3,338)	(6,509)	(49)%

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	6,876	(1,742)	*	4,813	(16,082)	*
Equity in net income (loss) of nonconsolidated affiliate, net of tax	87	(85)	*	(34)	(239)	(86)%

Net income (loss) applicable to common stockholders	$6,963	$(1,827)	*	$4,779	$(16,321)	*

Other Data:
Capital expenditures	1,886	1,162		4,587	2,892
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				28,494	23,039
Net cash provided by operating activities				9,202	4,103
Net cash used in investing activities				(6,045)	(6,504)
Net cash used in financing activities				(5,102)	(43,055)

*	Percentage not meaningful.

(1)	Consolidated adjusted EBITDA means net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

(2)	Since our ability to borrow from our syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our syndicated bank credit facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. The maximum allowed leverage ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense. Under our syndicated bank credit facility, our maximum allowed leverage ratio may not exceed 6.50 to 1. The actual leverage ratio was as follows (in each case as of June 30): 2010, 5.9 to 1; 2009, 6.3 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into an amendment to our credit facility agreement in March 2009, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Six-Month Period Ended
	June 30,
	2010	2009
Consolidated adjusted EBITDA (1)	$28,494	$23,039

Interest expense	(10,777)	(13,535)
Interest income	167	318
Loss on debt extinguishment	—	(4,716)
Income tax expense	(3,338)	(6,509)
Amortization of syndication contracts	(550)	(1,248)
Payments on syndication contracts	1,409	1,413
Non-cash stock-based compensation included in direct operating expenses	(208)	(330)
Non-cash stock-based compensation included in selling, general and administrative expenses	(295)	(414)
Non-cash stock-based compensation included in corporate expenses	(492)	(759)
Depreciation and amortization	(9,597)	(10,621)
Impairment charge	—	(2,720)
Equity in net loss of nonconsolidated affiliates	(34)	(239)

Net income (loss)	4,779	(16,321)

Depreciation and amortization	9,597	10,621
Impairment charge	—	2,720
Deferred income taxes	2,627	5,986
Amortization of debt issue costs	208	194
Amortization of syndication contracts	550	1,248
Payments on syndication contracts	(1,409)	(1,413)
Equity in net loss of nonconsolidated affiliate	34	239
Non-cash stock-based compensation	995	1,503
Gain on sale of media properties and other assets	—	(102)
Non-cash expenses related to debt extinguishment	—	945
Change in fair value of interest rate swap agreements	(8,053)	(2,536)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in accounts receivable	(3,625)	(1,272)
Decrease in prepaid expenses and other assets	48	189
Increase in accounts payable, accrued expenses and other liabilities	3,451	2,102

Cash flows from operating activities	$9,202	$4,103

Consolidated Operations

Net Revenue. Net revenue increased to $53.4 million for the three-month period ended June 30, 2010 from $48.7 million for the three-month period ended June 30, 2009, an increase of $4.7 million. Of the overall increase, $3.1 million came from our television segment and was primarily attributable to advertising revenue from the World Cup and census and retransmission consent revenue. Additionally, $1.6 million of the overall increase came from our radio segment and was primarily attributable to advertising revenue from the World Cup.

Net revenue increased to $96.5 million for the six-month period ended June 30, 2010 from $90.4 million for the six-month period ended June 30, 2009, an increase of $6.1 million. Of the overall increase, $4.5 million came from our television segment and was primarily attributable to advertising revenue from the World Cup, retransmission consent revenue, and political and census advertising revenue. Additionally, $1.6 million of the overall increase came from our radio segment and was primarily attributable to advertising revenue from the World Cup and census.

We currently anticipate that net revenue will increase for the full year 2010, primarily due to the increases in advertising revenue from the World Cup and census during the first two quarters of 2010, as well as increases in retransmission consent revenue and increases in advertising revenue from political activity during the entire 2010 year.

Direct Operating Expenses. Direct operating expenses increased to $22.2 million for the three-month period ended June 30, 2010 from $20.8 million for the three-month period ended June 30, 2009, an increase of $1.4 million. Of the overall increase, $0.7 million came from our television segment and was primarily attributable to an increase in national representation fees and other expenses associated with the increase in net revenue. Additionally, $0.7 million of the overall increase came from our radio segment and was primarily attributable to an increase in national representation fees and other expenses associated with the increase in net revenue. As a percentage of net revenue, direct operating expenses decreased to 41% for the three-month period ended June 30, 2010 from 43% for the three-month period ended June 30, 2009. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

Direct operating expenses increased to $42.9 million for the six-month period ended June 30, 2010 from $42.7 million for the six-month period ended June 30, 2009, an increase of $0.2 million. Of the overall increase, $0.6 million came from our radio segment and was primarily attributable to an increase in national representation fees and other expenses associated with the increase in net revenue. The increase from our radio segment was offset by a $0.4 million decrease from our television segment which was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009, partially offset by an increase in national representation fees and other expenses associated with the increase in net revenue. As a percentage of net revenue, direct operating expenses decreased to 44% for the six-month period ended June 30, 2010 from 47% for the six-month period ended June 30, 2009. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8.9 million for the three-month period ended June 30, 2010 from $8.8 million for the three-month period ended June 30, 2009, an increase of $0.1 million. The increase came from our television segment and was primarily attributable to an increase in bonuses and other expenses associated with the increase in net revenue. As a percentage of net revenue, selling, general and administrative expenses decreased to 17% for the three-month period ended June 30, 2010 from 18% for the three-month period ended June 30, 2009. Selling, general and administrative expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in selling, general and administrative expenses.

Selling, general and administrative expenses decreased to $18.0 million for the six-month period ended June 30, 2010 from $18.8 million for the six-month period ended June 30, 2009, a decrease of $0.8 million. Of the overall decrease, $0.5 million came from our radio segment and was primarily attributable to a decrease in salary expense due to reductions of personnel and salary reductions implemented in 2009. Additionally, $0.3 million of the overall decrease came from our television segment and was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009, partially offset by an increase in bonuses and other expenses associated with the increase in net revenue. As a percentage of net revenue, selling, general and administrative expenses decreased to 19% for the six-month period ended June 30, 2010 from 21% for the six-month period ended June 30, 2009. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses decreased while net revenue increased.

Corporate Expenses. Corporate expenses increased to $3.5 million for the three-month period ended June 30, 2010 from $3.4 million for the three-month period ended June 30, 2009, an increase of $0.1 million. The increase was attributable to an increase in professional fees. As a percentage of net revenue, corporate expenses remained the same at 7% for each of the three-month periods ended June 30, 2010 and 2009.

Corporate expenses decreased to $7.2 million for the six-month period ended June 30, 2010 from $7.3 million for the six-month period ended June 30, 2009, a decrease of $0.1 million. The decrease was attributable to a decrease in non-cash stock-based compensation of $0.3 million, partially offset by an increase in professional fees. As a percentage of net revenue, corporate expenses decreased to 7% for the six-month period ended June 30, 2010 from 8% for the six-month period ended June 30, 2009.

Depreciation and Amortization. Depreciation and amortization decreased to $4.9 million for the three-month period ended June 30, 2010 from $5.2 million for the three-month period ended June 30, 2009, a decrease of $0.3 million. The decrease was primarily due to a decrease in radio depreciation as certain radio assets are now fully depreciated.

Depreciation and amortization decreased to $9.6 million for the six-month period ended June 30, 2010 from $10.6 million for the six-month period ended June 30, 2009, a decrease of $1.0 million. The decrease was primarily due to a decrease in radio depreciation as certain radio assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $14.0 million for the three-month period ended June 30, 2010, compared to $7.8 million for the three-month period ended June 30, 2009. As a result of the above factors, operating income was $18.8 million for the six-month period ended June 30, 2010, compared to $8.4 million for the six-month period ended June 30, 2009.

Interest Expense. Interest expense decreased to $5.3 million for the three-month period ended June 30, 2010 from $8.5 million for the three-month period ended June 30, 2009, a decrease of $3.2 million. The decrease in interest expense was primarily attributable to the change in the fair value of our interest rate swap agreements.

Interest expense decreased to $10.8 million for the six-month period ended June 30, 2010 from $13.5 million for the six-month period ended June 30, 2009, a decrease of $2.7 million. The decrease in interest expense was primarily attributable to the change in the fair value of our interest rate swap agreements, partially offset by an increase in interest expense attributable to higher interest rates from the amendment, in 2009, to our previous syndicated bank credit facility agreement.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to our previous syndicated bank credit facility agreement during the six-month period ended June 30, 2009.

Income Tax Expense. Income tax expense for the six-month period ended June 30, 2010 was $3.3 million. The effective income tax rate was higher than our expected statutory rate of approximately 38% due to state income taxes, changes in the valuation allowance and deductions attributable to indefinite-lived intangibles. Income tax expense for the six-month period ended June 30, 2009 was $1.1 million. The effective tax rate of 68% was higher than our expected annual tax rate of approximately 38% for the six-month period ended June 30, 2009 due to state income and capital taxes, other permanent differences, changes in the valuation allowance and deductions attributable to indefinite-lived intangibles.

As of June 30, 2010, we believe that our deferred tax assets will not be fully realized in the future and we are providing a valuation allowance against those deferred tax assets. In determining our deferred tax assets subject to a valuation allowance, we excluded the deferred tax liabilities attributable to indefinite-lived intangibles.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $34.8 million for the three-month period ended June 30, 2010 from $31.7 million for the three-month period ended June 30, 2009, an increase of $3.1 million. The increase was primarily attributable to advertising revenue from the World Cup and census and retransmission consent revenue. We generated a total of $3.3 million and $2.9 million in retransmission consent revenue for the three-month periods ended June 30, 2010 and 2009, respectively.

Net revenue in our television segment increased to $64.5 million for the six-month period ended June 30, 2010 from $60.0 million for the six-month period ended June 30, 2009, an increase of $4.5 million. The increase was primarily attributable to advertising revenue from the World Cup, retransmission consent revenue, and political and census advertising revenue. We generated a total of $6.4 million and $4.8 million in retransmission consent revenue for the six-month periods ended June 30, 2010 and 2009, respectively. We anticipate that retransmission consent revenue will continue to be a growing source of net revenues and that retransmission consent revenue in 2010 will be greater than it was in 2009.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $13.8 million for the three-month period ended June 30, 2010 from $13.1 million for the three-month period ended June 30, 2009, an increase of $0.7 million. The increase was primarily attributable to an increase in national representation fees and other expenses associated with the increase in net revenue.

Direct operating expenses in our television segment decreased to $26.9 million for the six-month period ended June 30, 2010 from $27.2 million for the six-month period ended June 30, 2009, a decrease of $0.3 million. The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009, partially offset by an increase in national representation fees and other expenses associated with the increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.1 million for the three-month period ended June 30, 2010 from $5.0 million for the three-month period ended June 30, 2009, an increase of $0.1 million. The increase was primarily attributable to an increase in bonuses and other expenses associated with the increase in net revenue.

Selling, general and administrative expenses in our television segment decreased to $10.0 million for the six-month period ended June 30, 2010 from $10.3 million for the six-month period ended June 30, 2009, a decrease of $0.3 million. The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009, partially offset by an increase in bonuses and other expenses associated with the increase in net revenue.

Radio

Net Revenue. Net revenue in our radio segment increased to $18.6 million for the three-month period ended June 30, 2010 from $17.0 million for the three-month period ended June 30, 2009, an increase of $1.6 million. The increase was primarily attributable to advertising revenue from the World Cup.

Net revenue in our radio segment increased to $32.0 million for the six-month period ended June 30, 2010 from $30.4 million for the six-month period ended June 30, 2009, an increase of $1.6 million. The increase was primarily attributable to advertising revenue from the World Cup and census.

There has been a general slowing of growth in the radio industry over the last few years. However, we have begun to see stabilization and possible indications of improvement of the radio industry as a whole and in certain of our markets in particular.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $8.3 million for the three-month period ended June 30, 2010 from $7.7 million for the three-month period ended June 30, 2009, an increase of $0.6 million. The increase was primarily attributable to an increase in national representation fees and other expenses associated with the increase in net revenue.

Direct operating expenses in our radio segment increased to $16.1 million for the six-month period ended June 30, 2010 from $15.5 million for the six-month period ended June 30, 2009, an increase of $0.6 million. The increase was primarily attributable to an increase in national representation fees and other expenses associated with the increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment was $3.9 million for each of the three-month periods ended June 30, 2010 and 2009. The increase in expenses associated with the increase in net revenue was offset by the decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009.

Selling, general and administrative expenses in our radio segment decreased to $8.0 million for the six-month period ended June 30, 2010 from $8.5 million for the six-month period ended June 30, 2009, a decrease of $0.5 million. The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. Although we had net losses of approximately $50.1 million and $528.6 million for the years ended December 31, 2009 and 2008, respectively, we reported net income of $4.8 million and had positive cash flow from operations of $9.2 million for the six-month period ended June 30, 2010. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, and cash flows from operations. We currently anticipate that funds generated from operations and available borrowings under our Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

Notes

On July 27, 2010, we completed the offering and sale of $400 million aggregate principal amount of our Notes. The Notes were issued at a discount of 98.722% of their principal amount and mature on August 1, 2017. Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. We received net proceeds of approximately $388.0 million from the sale of the Notes, which were used to pay all indebtedness outstanding under our previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to offering of the Notes offering and for general corporate purposes.

The Notes are guaranteed on a senior secured basis by all of our existing and future wholly-owned domestic subsidiaries (the “Note Guarantors”). The Notes and the guarantees rank equal in right of payment to all of our and the guarantors’ existing and future senior indebtedness and senior in right of payment to all of our and the Note Guarantors’ existing and future subordinated indebtedness. In addition, the Notes and the guarantees are effectively junior: (i) to our and the Note Guarantors’ indebtedness secured by assets that are not collateral; (ii) pursuant to an Intercreditor Agreement entered into at the same time that we entered into the Revolving Credit Facility described below; and (iii) to all of the liabilities of any of our existing and future subsidiaries that do not guarantee the Notes, to the extent of the assets of those subsidiaries.

At our option, we may redeem:

•

prior to August 1, 2013, on one or more occasions, up to 10% of the original principal amount of the Notes during each 12-month period beginning on August 1, 2010, at a redemption price equal to 103% of the principal amount of the Notes, plus accrued and unpaid interest;

•

prior to August 1, 2013, on one or more occasions, up to 35% of the original principal amount of the Notes with the net proceeds from certain equity offerings, at a redemption price of 108.750% of the principal amount of the Notes, plus accrued and unpaid interest; provided that: (i) at least 65% of the aggregate principal amount of all Notes issued under the Indenture remains outstanding immediately after such redemption; and (ii) such redemption occurs within 60 days of the date of closing of any such equity offering;

•

prior to August 1, 2013, some or all of the Notes may be redeemed at a redemption price equal to 100% of the principal amount of the Notes plus a “make-whole” premium plus accrued and unpaid interest; and

•	on or after August 1, 2013, some or all of the Notes may be redeemed at a redemption price of: (i) 106.563% of the principal amount of the Notes if redeemed during the twelve-month period beginning on August 1, 2013; (ii) 104.375% of the principal amount of the Notes if redeemed during the twelve-month period beginning on August 1, 2014; (iii) 102.188% of the principal amount of the Notes if redeemed during the twelve-month period beginning on August 1, 2015; and (iv) 100% of the principal amount of the Notes if redeemed on or after August 1, 2016, in each case plus accrued and unpaid interest.

In addition, upon a change of control, as defined in the indenture governing the issuance of the Notes (the “Indenture”), we must make an offer to repurchase all Notes then outstanding, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest.

Upon an event of default, as defined in the Indenture, the Notes will become due and payable: (i) immediately without further notice if such event of default arises from events of bankruptcy or insolvency of the Company, any Note Guarantor or any restricted subsidiary; or (ii) upon a declaration of acceleration of the Notes in writing to the Company by the Trustee or holders representing 25% of the aggregate principal amount of the Notes then outstanding, if an event of default occurs and is continuing. The Indenture contains additional provisions that are customary for an agreement of this type, including indemnification by us and the Note Guarantors.

In connection with the offering of the Notes, we and the Note Guarantors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), which is more fully described under Part II, Item 5, “Other Information”.

Revolving Credit Facility

On July 27, 2010, we also entered into a new $50,000,000 Revolving Credit Facility and terminated the amended syndicated bank credit facility agreement. The Revolving Credit Facility consists of a three-year $50.0 million revolving credit facility that expires on July 27, 2013, which includes a $3.0 million sub-facility for letters of credit. In addition, we may increase the aggregate principal amount of the Revolving Credit Facility by up to an additional $50.0 million, subject to our satisfying certain conditions.

Borrowings under the Revolving Credit Facility bear interest at either: (i) the Base Rate (as defined in the credit agreement governing the Revolving Credit Facility (the “Credit Agreement”)) plus a margin of 3.375% per annum; or (ii) LIBOR plus a margin of 4.375% per annum. We have not drawn on the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed on a senior secured basis by all of our existing and future wholly-owned domestic subsidiaries (the “Credit Guarantors”), which are also the Note Guarantors (collectively, the “Guarantors”). The Revolving Credit Facility is secured on a first priority basis by our and the Credit Guarantors’ assets, which also secure the Notes. Our borrowings, if any, under the Revolving Credit Facility rank senior to the Notes upon the terms set forth in the Intercreditor Agreement that we entered into in connection with the Revolving Credit Facility.

The Credit Agreement also requires compliance with certain financial covenants, relating to total leverage ratio, fixed charge coverage ratio, cash interest coverage ratio and revolving credit facility leverage ratio. The covenants become increasingly restrictive in the later years of the Revolving Credit Facility.

Upon an event of default, as defined in the Credit Agreement, the lenders may, among other things, suspend or terminate their obligation to make further loans to us and/or declare all amounts then outstanding under the Revolving Credit Facility to be immediately due and payable. The Credit Agreement also contains additional provisions that are customary for an agreement of this type, including indemnification by us and the Credit Guarantors.

In connection with our entering into the Indenture and the Credit Agreement, we and the Guarantors also entered into the following agreements:

•

A Security Agreement, pursuant to which we and the Guarantors each granted a first priority security interests in the collateral securing the Notes and the Revolving Credit Facility for the benefit of the holders of the Notes and the lenders under the Revolving Credit Facility; and

•

An Intercreditor Agreement, in order to define the relative rights of the holders of the Notes and the lenders under the Revolving Credit Facility with respect to the collateral securing our and the Guarantors’ respective obligations under the Notes and the Revolving Credit Facility.

As a result of the termination of our previous syndicated bank credit facility, discussed below, we are no longer subject to the financial covenants associated with the syndicated bank credit facility. However, subject to certain exceptions, the Indenture, the Credit Agreement, or both, contain certain covenants that limit our ability, among other things, to:

•	incur additional indebtedness;

•	incur liens on the property or assets of the Company and the Guarantors;

•	dispose of certain assets;

•	apply the proceeds from certain asset sales other than in accordance with the terms of the Indenture;

•	consummate any merger, consolidation or sale of substantially all assets;

•	make certain investments;

•	make certain restricted payments;

•	restrict dividends or other payments from subsidiaries;

•	enter into, amend, renew or extend transactions and agreements with affiliates;

•	make certain investments;

•	enter new lines of business; and

•	amend our organizational documents or those of any Guarantor in any materially adverse way to the lenders.

Syndicated Bank Credit Facility

Note: In July 2010, we repaid all amounts outstanding under the syndicated bank credit facility and terminated the amended syndicated bank credit facility agreement relating thereto. All references to and discussions regarding the syndicated bank credit facility, including the term loan, and the amended syndicated bank credit facility agreement in this report should be considered in light of this fact. See “Notes” and “Revolving Credit Facility” above.

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

On March 16, 2009, we entered into an amendment to the syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

•

The interest that we pay under the credit facility increased. Both the revolver and term loan borrowings under the amendment bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon our leverage ratio. Borrowings under both our revolver and term loan bear interest at LIBOR plus a margin of 5.25% when the leverage ratio is greater than or equal to 5.0. When the leverage ratio is less than 5.0 but greater than or equal to 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 4.25%. When the leverage ratio is less than 4.0, borrowings under both our revolver and term loan will bear interest at LIBOR plus a margin of 3.25%. The term loan currently bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.79% at June 30, 2010. As of June 30, 2010, $358.5 million of the term loan was outstanding.

•

The total amount of our revolver facility was reduced from $150 million to $50 million. Borrowings under the revolver are restricted to $5 million in the aggregate during any rolling 30-day period when the leverage ratio is less than 1.0 of the maximum allowable ratio during the applicable period. New conditions have been added for loans under the revolver facility greater than $5 million. The revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. As of June 30, 2010, we had approximately $1 million in outstanding letters of credit and $49 million was available under the revolving facility for future borrowings. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

•

There are more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009, through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, was 6.75. The maximum allowed leverage ratio decreased to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio decreases to 6.25 and on December 31, 2010 the maximum allowed leverage ratio decreases to 6.0. Beginning March 31, 2011, and through the term of the agreement, the maximum allowed leverage ratio is 5.50. The actual leverage ratio was 5.9 to 1 as of June 30, 2010. Therefore, we were in compliance with this covenant as of this date. From March 31, 2009, through the term of the agreement, the minimum required fixed charge coverage ratio is 1.15.

•

There is a mandatory prepayment clause for 100% of the proceeds of certain asset dispositions, regardless of our leverage ratio. In addition, if we have excess cash flow, as defined in the syndicated bank credit facility, 75% of such excess cash flow must be used to reduce the outstanding loan balance on a quarterly basis.

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

The amendment also contains additional covenants, representations and provisions that are usual and customary for credit facilities of this type. All other provisions of the syndicated bank credit facility agreement, as amended, remain in full force and effect unless expressly amended or modified by the amendment.

At the time of entering into this amendment, we made a prepayment of $40 million to reduce the outstanding amount of the term loans and paid our lenders an amendment fee.

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

The carrying amount and estimated fair value of the term loan as of June 30, 2010 was $358.5 million and $357.6 million, respectively. The estimated fair value of the term loan is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments with similar terms.

On July 27, 2010, we completed the offering and sale of $400 million aggregate principal amount of our Notes, paid all indebtedness related to the syndicated bank credit facility and terminated the interest rate swap agreements.

Derivative Instruments

Note: All interest rate swap agreements were terminated in July 2010. All references to and discussions regarding interest rate swap agreements in this report should be considered in light of this fact. See “Notes” and “Revolving Credit Facility” above.

While the previous syndicated bank credit facility was outstanding, we used interest rate swap agreements to manage our exposure to the risks associated with changes in interest rates. We do not enter into derivative instruments for speculation or trading purposes. As of June 30, 2010, we had three interest rate swap agreements with a $115 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and a fourth interest rate swap agreement with a $243.5 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%. As of June 30, 2010 and 2009, these interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values are reflected currently in earnings. All of the interest rate swap agreements were terminated on July 27, 2010.

For the three-month period ended June 30, 2010, we recognized a decrease of $4.1 million in interest expense related to the increase in fair value of the interest rate swap agreements. For the three-month period ended June 30, 2009, we recognized a decrease of $0.9 million in interest expense related to the increase in fair value of the interest rate swap agreements.

For the six-month period ended June 30, 2010, we recognized a decrease of $8.0 million in interest expense related to the increase in fair value of the interest rate swap agreements. For the six-month period ended June 30, 2009, we recognized a decrease of $2.5 million in interest expense related to the increase in fair value of the interest rate swap agreements.

As of June 30, 2010, the fair value of the interest rate swap agreements was a liability of $8.2 million and is classified in other short-term liabilities on our balance sheet. As of December 31, 2009, the fair value of the interest rate swap agreements was a liability of $16.2 million and is classified in other short-term liabilities on our balance sheet.

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

We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through June 30, 2010.

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

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $28.5 million for the six-month period ended June 30, 2010 from $23.0 million for the six-month period ended June 30, 2009, an increase of $5.5 million, or 24%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 30% for the six-month period ended June 30, 2010 from 25% for the six-month period ended June 30, 2009.

We define consolidated adjusted EBITDA as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in the syndicated bank credit facility and does not include loss (gain) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from the syndicated bank credit facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. The syndicated bank credit facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum capital expenditures and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our syndicated bank credit facility. The maximum allowed leverage ratio also affects the interest rate charged for revolving loans, thus affecting our interest expense. Under the syndicated bank credit facility, our maximum allowed leverage ratio may not exceed 6.50 to 1. The actual leverage ratio was as follows (in each case as of June 30): 2010, 5.9 to 1; 2009, 6.3 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into an amendment to the credit facility agreement in March 2009, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

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

Cash Flow

Net cash flow provided by operating activities was $9.2 million for the six-month period ended June 30, 2010 compared to $4.1 million for the six-month period ended June 30, 2009. We had net income of $6.4 million for the six-month period ended June 30, 2010 and positive cash flow from operations. Our net income for the six-month period ended June 30, 2010 was lower than cash flows from operating activities primarily due to non-cash items, including depreciation and amortization expense of $9.6 million, partially offset by income from the change in the fair value of our interest rate swap agreements of $8.0 million. Our net loss of $16.3 million for the six-month period ended June 30, 2009 was primarily the result of non-cash expenses, including depreciation and amortization expense of $10.6 million, deferred income taxes of $6.0 million and a carrying value adjustment of $2.7 million. We expect to continue to have positive cash flow from operating activities for 2010.

Net cash flow used in investing activities was $6.0 million for the six-month period ended June 30, 2010, compared to $6.5 million for the six-month period ended June 30, 2009. During the six-month period ended June 30, 2010, we spent $4.7 million on net capital expenditures and $1.3 million on intangible assets. During the six-month period ended June 30, 2009, we spent $2.8 million on net capital expenditures and $3.8 million related to the acquisition of assets of television station KREN-TV in Reno, Nevada. We anticipate that our capital expenditures will be approximately $7 million during the full year 2010. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions.

Net cash flow used in financing activities was $5.1 million for the six-month period ended June 30, 2010, compared to $43.1 million for the six-month period ended June 30, 2009. During the six-month period ended June 30, 2010, we made debt payments of $4.5 million, paid $0.9 million in fees and expenses related to the Notes and received net proceeds of $0.2 million from the exercise of employee options. During the six-month period ended June 30, 2009, we made net debt payments of $41.0 million, paid $1.2 million in fees and expenses related to the amendment of the syndicated bank credit facility agreement, repurchased 1.3 million shares of our Class A common stock for $1.1 million including transaction fees and received net proceeds of $0.2 million from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Note: All interest rate swap agreements were terminated in July 2010. All references to and discussions regarding the syndicated bank credit facility, interest rate swap agreements, the term loan and the revolving facility in this report should be considered in light of this fact. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Notes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility” above.

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our variable rate debt. However, since February 2007, we have had four swap arrangements that convert the entire amount of our variable rate term loan into a fixed rate obligation. Under the previous syndicated bank credit facility, if we exceed certain leverage ratios we would be required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. Our current policy prohibits entering into derivatives or other financial instrument transactions for speculative purposes.

Interest Rates

The term loan bears interest at LIBOR plus a margin of 5.25%, for a total interest rate of 5.79% at June 30, 2010. As of June 30, 2010, $358.5 million of the term loan was outstanding. The revolving facility bears interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on our leverage. As of June 30, 2010, we had approximately $1 million in outstanding letters of credit and $49 million was available under the revolving facility for future borrowings. The syndicated bank credit facility requires us to enter into interest rate agreements if our leverage exceeds certain limits as defined in the amended syndicated credit facility agreement. On July 27, 2010, we completed the offering and sale of $400 million aggregate principal amount of our Notes, paid all indebtedness related to the syndicated bank credit facility and terminated the interest rate swap agreements.

As of June 30, 2010, we had three interest rate swap agreements with a $115 million aggregate notional amount, with quarterly reductions, that expire on October 1, 2010, and one interest rate swap agreement with a $243.5 million notional amount, with quarterly increases, that also expires on October 1, 2010. The three interest rate swap agreements convert a portion of the variable rate term loan into a fixed rate obligation of 9.71%, which includes a margin of 5.25%. The fourth interest rate swap agreement converts a portion of the variable rate term loan into a fixed rate obligation of 10.31%, which includes a margin of 5.25%.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of June 30, 2010, our interest rate swap agreements were not designated for hedge accounting treatment, and as a result, the fair value was a liability of $8.2 million and was classified as other current liabilities on our balance sheet. For the three-month period ended June 30, 2010, we recognized a decrease of $4.1 million of interest expense related to the increase in fair value of the interest rate swap agreements.

On July 27, 2010, we issued the Notes with a fixed interest rate of 8.75%, repaid all amounts outstanding under the syndicated bank credit facility and terminated the syndicated bank credit facility agreement. Since we pay interest at a fixed rate, any future increase in the variable interest rate would not affect our interest expense payments under the Notes.

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

ITEM 1A.	RISK FACTORS

No material change.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

In connection with the offering of the Notes, we and the Note Guarantors entered into the Registration Rights Agreement, pursuant to which we and the Note Guarantors have agreed to: (i) file with the SEC within 90 days after the issue date of the Notes, a registration statement under the Securities Act (the “Exchange Offer Registration Statement”), relating to an offer to exchange the Notes (the “Exchange Offer”) for new notes (the “Exchange Notes”) on terms substantially identical to the Notes except that the Exchange Notes will not be subject to the same restrictions on transfer; (ii) use their respective commercially reasonable efforts to cause the Exchange Offer Registration Statement to become effective within 270 days after the issue date of the Notes; and (iii) within 45 business days of the Exchange Offer Registration Statement becoming effective, complete the Exchange Offer and issue the Exchange Notes in exchange for all Notes validly tendered in the Exchange Offer.

In certain circumstances, we and the Note Guarantors are obligated to file and use our commercially reasonable efforts to cause to become effective a shelf registration statement (the “Shelf Registration Statement”) relating to the resale of Notes or Exchange Notes. Further, we and the Note Guarantors are obligated to use our commercially reasonable efforts to maintain the effectiveness of the Shelf Registration Statement from the effective date of the Shelf Registration Statement until the earlier of: (i) one year following the effective date of the Shelf Registration Statement; or (ii) the date on which all the Notes or Exchange Notes registered under the Shelf Registration Statement have been sold pursuant to the Shelf Registration Statement.

If we and the Note Guarantors fail to meet the obligations set forth in the Registration Rights Agreement (a “Registration Default”), we will be required to pay additional interest to the holders of the Notes. The rate of additional interest will be 0.25% per annum for the first 90-day period immediately following the occurrence of a Registration Default. Thereafter, the rate of additional interest will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all Registration Defaults have been cured, up to a maximum additional interest rate of 1.0% per annum. We and the Note Guarantors will be required to pay such additional interest until all the Registration Defaults relating to the Notes are cured. At such time, the interest rate on the Notes will revert to the original interest rate on the Notes. Such additional interest, if applicable, will be in addition to any other interest payable from time to time with respect to the Notes.

The Registration Rights Agreement contains additional provisions that are customary for an agreement of this type, including indemnification by us and the Note Guarantors.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

10.1	Purchase Agreement, dated July 22, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Citigroup Global Markets, Inc., as representatives of the initial purchasers.

10.2	Registration Rights Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Citigroup Global Markets, Inc., as representatives of the initial purchasers.

10.3	Credit Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner.

10.4	Security Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Collateral Trustee.

10.5	Collateral Trust and Intercreditor Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, the guarantors from time to time party thereto, Wells Fargo Bank, National Association, as Trustee under the Indenture, the Administrative Agent, the other Priority Debt Representatives from time to time party thereto and General Electric Capital Corporation, as Collateral Trustee.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ CHRISTOPHER T. YOUNG
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: August 9, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Purchase Agreement, dated July 22, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Citigroup Global Markets, Inc., as representatives of the initial purchasers.

10.2	Registration Rights Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Citigroup Global Markets, Inc., as representatives of the initial purchasers.

10.3	Credit Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner.

10.4	Security Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Collateral Trustee.

10.5	Collateral Trust and Intercreditor Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, the guarantors from time to time party thereto, Wells Fargo Bank, National Association, as Trustee under the Indenture, the Administrative Agent, the other Priority Debt Representatives from time to time party thereto and General Electric Capital Corporation, as Collateral Trustee.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.