Form 10-Q
period 2010-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2010-11-09
CIK 1109116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

    As of November 1, 2010, there were 52,975,004 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,188,161 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our history of operating losses, our substantial indebtedness or our ability to raise capital;

•	provisions of the agreements governing our debt instruments, including our 8.75% Senior Secured First Lien Notes (the “Notes”) and our revolving credit facility (the “Revolving Credit Facility”);

•	our continued compliance with all of our obligations;

•	cancellations or reductions of advertising due to the current economic environment or otherwise;

•	advertising rates remaining constant or decreasing;

•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;

•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;

•	our relationship with Univision Communications Inc., or Univision;

•
subject to restrictions contained in the Notes and the revolving credit facility agreement (the “Credit Agreement”), the overall success of our acquisition strategy, which historically has included developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

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

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$55,210	$27,666
Restricted cash	1,023	-
Trade receivables, net of allowance for doubtful accounts of $5,287 and $5,105 (including related parties of $4,242 and $4,496)	46,832	44,674
Prepaid expenses and other current assets (including related parties of $274 and $274)	7,488	5,803
Total current assets	110,553	78,143
Property and equipment, net	74,244	80,446
Intangible assets subject to amortization, net (included related parties of $26,772 and $27,841)	27,553	28,757
Intangible assets not subject to amortization	246,199	246,199
Goodwill	45,845	45,845
Other assets	17,982	8,537
Total assets	$522,376	$487,927

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$1,000	$1,000
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $5,127 and $4,262)	31,745	47,669
Total current liabilities	32,863	48,787
Long-term debt, less current maturities, net of bond discount of $4,982 and $0 (including related parties of $0 and $1,000)	395,018	362,949
Other long-term liabilities	11,567	12,258
Deferred income taxes	44,670	38,698
Total liabilities	484,118	462,692

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued
2010 52,955,032; 2009 51,807,122	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and
outstanding 2010 22,208,133; 2009 22,587,433	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and
outstanding 2010 and 2009 9,352,729	1	1
Additional paid-in capital	939,799	937,963
Accumulated deficit	(901,549)	(912,736)
Total stockholders' equity	38,258	25,235
Total liabilities and stockholders' equity	$522,376	$487,927

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net revenue	$53,325	$50,754	$149,829	$141,165

Expenses:
Direct operating expenses (including related parties of
$2,751, $1,676, $8,253, and $5,407) (including non-cash stock-based
compensation of $104, $159, $312 and $489)	21,011	21,030	63,941	63,690
Selling, general and administrative expenses (including non-cash
stock-based compensation of $147, $204, $442, and $618)	10,213	9,542	28,204	28,341
Corporate expenses (including non-cash stock-based compensation
of $357, $339, $849, and $1,098)	3,823	3,351	11,048	10,602
Depreciation and amortization (includes direct
operating of $3,365, $3,806, $10,239, and $11,724;
selling, general and administrative of $878, $1,156, $2,719, and $3,245; and corporate of $623, $310, $1,507, and $924)
(including related parties of $893, $580, $2,319, and $1,740)	4,867	5,272	14,464	15,893
Impairment charge	-	-	-	2,720
	39,914	39,195	117,657	121,246
Operating income	13,411	11,559	32,172	19,919
Interest expense (including related parties of $15, $29, $69, and $89) (note 2)	(4,394)	(8,227)	(15,171)	(21,762)
Interest income	92	70	259	388
Loss on debt extinguishment	(987)	-	(987)	(4,716)
Income (loss) before income taxes	8,122	3,402	16,273	(6,171)
Income tax expense	(1,764)	(2,802)	(5,102)	(9,311)
Income (loss) before equity in net income (loss) of
nonconsolidated affiliate	6,358	600	11,171	(15,482)
Equity in net income (loss) of nonconsolidated affiliate, net of tax	50	73	16	(166)
Net income (loss) applicable to common stockholders	$6,408	$673	$11,187	$(15,648)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders,
basic and diluted	$0.08	$0.01	$0.13	$(0.19)

Weighted average common shares outstanding, basic	84,512,128	83,683,908	84,479,299	84,049,423
Weighted average common shares outstanding, diluted	85,089,605	83,935,319	85,215,491	84,049,423

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine-Month Period
	Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$11,187	$(15,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,464	15,893
Impairment charge	-	2,720
Deferred income taxes	4,214	8,534
Amortization of debt issue costs	695	298
Amortization of syndication contracts	840	1,689
Payments on syndication contracts	(2,141)	(2,119)
Equity in net loss of nonconsolidated affiliate	(16)	166
Non-cash stock-based compensation	1,603	2,205
Gain on sale of media properties and other assets	-	(102)
Non-cash expenses related to debt extinguishment	934	945
Change in fair value of interest rate swap agreements	(12,188)	(3,850)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in restricted cash	(1,023)	-
Increase in accounts receivable	(1,860)	(3,100)
Increase in prepaid expenses and other assets	(426)	(621)
Increase in accounts payable, accrued expenses and other liabilities	760	3,187
Net cash provided by operating activities	17,043	10,197
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	-	114
Purchases of property and equipment and intangibles	(7,078)	(9,207)
Net cash used in investing activities	(7,078)	(9,093)
Cash flows from financing activities:
Proceeds from issuance of common stock	233	255
Payments on long-term debt	(362,949)	(42,572)
Termination of swap agreements	(4,039)	-
Repurchase of Class A common stock	-	(1,075)
Proceeds from borrowings on long-term debt	394,888	-
Payments of deferred debt and offering costs	(10,554)	(1,182)
Net cash provided by (used in) financing activities	17,579	(44,574)
Net increase (decrease) in cash and cash equivalents	27,544	(43,470)
Cash and cash equivalents:
Beginning	27,666	64,294
Ending	$55,210	$20,824

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$30,687	$22,583
Income taxes	$888	$777

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash

    As of September 30, 2010, the Company’s balance sheet includes $1.0 million in restricted cash, which was used as temporary collateral for the Company’s $1.0 million letters of credit. These funds were segregated from the Company’s operating cash account.

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

    Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended September 30, 2010 and 2009, the amount paid by the Company to Univision in this capacity was $2.2 million and $1.7 million, respectively.  During the nine-month periods ended September 30, 2010 and 2009, the amount paid by the Company to Univision in this capacity was $6.7 million and $4.8 million, respectively.

In August 2008, the Company entered into an agreement with Univision pursuant to which it granted Univision the right to negotiate the terms of agreements providing for the carriage of the Company’s Univision- and TeleFutura-affiliated television station signals by cable, satellite and internet-based television service providers. The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of its Univision- and TeleFutura-affiliated television station signals.  As of September 30, 2010, the amount due to the Company from Univision was $4.1 million related to the agreements for the carriage of its Univision and TeleFutura-affiliated television station signals.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.6 million and $0.7 million for the three-month periods ended September 30, 2010 and 2009, respectively.  Stock-based compensation expense related to grants of stock options and restricted stock units was $1.6 million and $2.2 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 3 years.

    The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Nine-Month Period
Ended September 30,
2010
Fair value of options granted	$2.10
Expected volatility	79%
Risk-free interest rate	2.8%
Expected lives	7.0 years
Dividend rate	―

As of September 30, 2010, there was approximately $0.9 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of nine months.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

    As of September 30, 2010, there was approximately $0.6 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of nine months.

Income (Loss) Per Share

    The following table illustrates the reconciliation of the basic and diluted income per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except per share and per share data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Basic earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$6,408	$673	$11,187	$(15,648)

Denominator:
Weighted average common shares outstanding	84,512,128	83,683,908	84,479,299	84,049,423

Per share:
Net income (loss) per share applicable to common stockholders	$0.08	$0.01	$0.13	$(0.19)

Diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$6,408	$673	$11,187	$(15,648)

Denominator:
Weighted average common shares outstanding	84,512,128	83,683,908	84,479,299	84,049,423
Dilutive securities:
Stock options, restricted stock units
and employee stock purchase plan	577,477	251,411	736,192	-
Diluted shares outstanding	85,089,605	83,935,319	85,215,491	84,049,423

Per share:
Net income (loss) per share applicable to common stockholders	$0.08	$0.01	$0.13	$(0.19)

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period.  Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the three- and nine-month periods ended September 30, 2010, a total of 7,845,528 and 9,177,854 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

    For the three-month period ended September 30, 2009, a total of 11,311,649 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the Company's common stock.  For the nine-month period ended September 30, 2009, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 158,546 equivalent shares of dilutive securities for the nine-month period ended September 30, 2009.

Notes

    On July 27, 2010, the Company completed the offering and sale of $400 million aggregate principal amount of its 8.75% Senior Secured First Lien Notes (the “Notes”). The Notes were issued at a discount of 98.722% of their principal amount and mature on August 1, 2017.  Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011.  The Company received net proceeds of approximately $388 million from the sale of the Notes, which were used to pay all indebtedness outstanding under the previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to the offering of the Notes and for general corporate purposes.

The Notes are guaranteed on a senior secured basis by all of the existing and future wholly-owned domestic subsidiaries (the “Note Guarantors”).  The Notes and the guarantees rank equal in right of payment to all of the Company’s and the guarantors’ existing and future senior indebtedness and senior in right of payment to all of the Company’s and the Note Guarantors’ existing and future subordinated indebtedness. In addition, the Notes and the guarantees are effectively junior: (i) to the Company’s and the Note Guarantors’ indebtedness secured by assets that are not collateral; (ii) pursuant to an Intercreditor Agreement entered into at the same time that the Company entered into the Revolving Credit Facility described below; and (iii) to all of the liabilities of any of the Company’s existing and future subsidiaries that do not guarantee the Notes, to the extent of the assets of those subsidiaries. The Notes are secured by substantially all of the assets, as well as the pledge of the stock of substantially all of the subsidiaries, including the special purpose subsidiary formed to hold our FCC licenses.

At the Company’s option, the Company may redeem:

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

 In addition, upon a change of control, as defined in the indenture governing the issuance of the Notes (the “Indenture”), the Company must make an offer to repurchase all Notes then outstanding, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest.

Upon an event of default, as defined in the Indenture, the Notes will become due and payable: (i) immediately without further notice if such event of default arises from events of bankruptcy or insolvency of the Company, any Note Guarantor or any restricted subsidiary; or (ii) upon a declaration of acceleration of the Notes in writing to the Company by the Trustee or holders representing 25% of the aggregate principal amount of the Notes then outstanding, if an event of default occurs and is continuing. The Indenture contains additional provisions that are customary for an agreement of this type, including indemnification by the Company and the Note Guarantors.

The carrying amount and estimated fair value of the Notes as of September 30, 2010 was $395.0 million and $408.0 million, respectively. The estimated fair value is based on quoted market prices for the Notes.

    In connection with the offering of the Notes, the Company and the Note Guarantors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), which is more fully described under Part II, Item 5, “Other Information”.

Revolving Credit Facility

On July 27, 2010, the Company also entered into a new $50 million Revolving Credit Facility and terminated the amended syndicated bank credit facility agreement.  The Revolving Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. In addition, the Company may increase the aggregate principal amount of the Revolving Credit Facility by up to an additional $50 million, subject to the Company satisfying certain conditions.

Borrowings under the Revolving Credit Facility bear interest at either: (i) the Base Rate (as defined in the Credit Agreement) plus a margin of 3.375% per annum; or (ii) LIBOR plus a margin of 4.375% per annum. The Company has not drawn on the Revolving Credit Facility.

The Revolving Credit Facility is guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries (the “Credit Guarantors”), which are also the Note Guarantors (collectively, the “Guarantors”). The Revolving Credit Facility is secured on a first priority basis by the Company’s and the Credit Guarantors’ assets, which also secure the Notes. The Company’s borrowings, if any, under the Revolving Credit Facility rank senior to the Notes upon the terms set forth in the Intercreditor Agreement that the Company entered into in connection with the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the assets, as well as the pledge of the stock of substantially all of the subsidiaries, including the special purpose subsidiary formed to hold our FCC licenses.

The Credit Agreement also requires compliance with certain financial covenants, relating to total leverage ratio, fixed charge coverage ratio, cash interest coverage ratio and revolving credit facility leverage ratio.  The covenants become increasingly restrictive in the later years of the Revolving Credit Facility.

Upon an event of default, as defined in the Credit Agreement, the lenders may, among other things, suspend or terminate their obligation to make further loans to the Company and/or declare all amounts then outstanding under the Revolving Credit Facility to be immediately due and payable.  The Credit Agreement also contains additional provisions that are customary for an agreement of this type, including indemnification by us and the Credit Guarantors.

In connection with the Company entering into the Indenture and the Credit Agreement, the Company and the Guarantors also entered into the following agreements:

•
A Security Agreement, pursuant to which the Company and the Guarantors each granted a first priority security interests in the collateral securing the Notes and the Revolving Credit Facility for the benefit of the holders of the Notes and the lenders under the Revolving Credit Facility; and

•
An Intercreditor Agreement, in order to define the relative rights of the holders of the Notes and the lenders under the Revolving Credit Facility with respect to the collateral securing the Company’s and the Guarantors’ respective obligations under the Notes and the Revolving Credit Facility.

As a result of the termination of the Company’s previous syndicated bank credit facility, the Company is no longer subject to the financial covenants associated with the syndicated bank credit facility. However, subject to certain exceptions, the Indenture, the Credit Agreement, or both, contain certain covenants that limit the Company’s ability, among other things, to:

•	incur additional indebtedness;

•	incur liens on the property or assets of the Company and the Guarantors;

•	dispose of certain assets;

•	apply the proceeds from certain asset sales other than in accordance with the terms of the Indenture;

•	consummate any merger, consolidation or sale of substantially all assets;

•	make certain restricted payments;

•	restrict dividends or other payments from subsidiaries;

•	enter into, amend, renew or extend transactions and agreements with affiliates;

•	make certain investments;

•	enter new lines of business; and

•	amend the Company’s organizational documents or those of any Guarantor in any materially adverse way to the lenders.

Syndicated Bank Credit Facility

In July 2010, the Company repaid all amounts outstanding under the syndicated bank credit facility and terminated the amended syndicated bank credit facility agreement.  All references to and discussions regarding the syndicated bank credit facility and the amended syndicated bank credit facility agreement in this report should be considered in light of this fact.

In September 2005, the Company entered into a $650 million senior secured syndicated bank credit facility, consisting of a 7 ½ year $500 million term loan and a 6 ½ year $150 million revolving facility. The term loan under the syndicated bank credit facility had been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under the former syndicated bank credit facility, (ii) to complete a tender offer for the previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes.  The Company’s ability to make additional borrowings under the syndicated bank credit facility is subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

On March 16, 2009, the Company entered into an amendment to the syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

•
The interest that the Company paid under the credit facility increased.  Both the revolver and term loan borrowings under the amendment bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the leverage ratio. Borrowings under both the revolver and term loan bore interest at LIBOR plus a margin of 5.25% when the leverage ratio was greater than or equal to 5.0.

•
The total amount of the revolver facility was reduced from $150 million to $50 million. The revolving facility bore interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. In addition, the Company paid a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

•
There were more stringent financial covenants relating to maximum allowed leverage ratio, maximum capital expenditures and fixed charge coverage ratio. Beginning March 16, 2009 through December 31, 2009, the maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, was 6.75. The maximum allowed leverage ratio decreased to 6.50 in the first quarter of 2010. On September 30, 2010 the maximum allowed leverage ratio would have decreased to 6.25.

•
There was a mandatory prepayment clause for 100% of the proceeds of certain asset dispositions, regardless of the leverage ratio.  In addition, if the Company had excess cash flow, as defined in the syndicated bank credit facility, 75% of such excess cash flow must be used to reduce the outstanding loan balance on a quarterly basis.

•	Beginning March 31, 2009, the senior leverage ratio and net leverage ratio were eliminated.

•	The Company was restricted from making future repurchases of shares of common stock, except under a limited circumstance, which the Company utilized in May 2009.

The amended syndicated bank credit facility also required the Company to maintain FCC licenses for broadcast properties and continued restrictions on the incurrence of additional debt, the payment of dividends, the marking of acquisitions and the sale of assets.

The amendment also contained additional covenants, representations and provisions that are usual and customary for credit facilities of this type.  All other provisions of the credit facility agreement, as amended, remain in full force and effect unless expressly amended or modified by the amendment.

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

Derivative Instruments

All of the interest rate swap agreements were terminated on July 27, 2010. All references to and discussions regarding the derivative instruments in this report should be considered in light of this fact.

The Company used interest rate swap agreements to manage its exposure to the risks associated with changes in interest rates.  The Company does not enter into derivative instruments for speculation or trading purposes.  The interest rate swap agreements converted a portion of the variable rate term loan into a fixed rate obligation.  These interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values were reflected in earnings.

For the three-month period ended September 30, 2010, the Company recognized a decrease of $5.3 million in interest expense related to the increase in fair value of the interest rate swap agreements.  For the three-month period ended September 30, 2009, the Company recognized a decrease of $1.3 million in interest expense related to the increase in fair value of the interest rate swap agreements.

For the nine-month period ended September 30, 2010, the Company recognized a decrease of $13.4 million in interest expense related to the increase in fair value of the interest rate swap agreements.  For the nine-month period ended September 30, 2009, the Company recognized a decrease of $3.8 million in interest expense related to the increase in fair value of the interest rate swap agreements.

The fair value of the interest rate swap agreements was as follows (in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	December 31, 2009
		Fair Value
Interest rate swap agreements	Accounts payable and accrued expenses	$16.2

The following table presents the effect of the interest rate swap agreements on our consolidated statements of operations for the three- and nine-month periods ended September 30, 2010 and 2009 (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Income	Three-Month Period		Nine-Month Period
		Ended September 30,		Ended September 30,
		2010	2009	2010	2009
Interest rate swap agreements	Interest expense	$5.3	$1.3	$13.4	$3.8

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

The following table presents the financial liabilities measured at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2009 (in millions):

December 31, 2009
Liabilities	Level 2
Interest rate swap agreements	$16.2

Interest Rate Swap Agreements

    The fair values of the interest rate swap agreements represented the present value of expected future cash flows estimated to be received from or paid to a marketplace participant in settlement of these instruments. They were valued using inputs including broker/dealer quotes, adjusted for non-performance risk, based on valuation models that incorporate observable market information and were classified within Level 2 of the fair value hierarchy.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2010 and 2009. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		% Change	Ended September 30,		% Change
	2010	2009	2010 to 2009	2010	2009	2010 to 2009
Net Revenue
Television	$34,322	$32,019	7%	$98,786	$92,037	7%
Radio	19,003	18,735	1%	51,043	49,128	4%
Consolidated	53,325	50,754	5%	149,829	141,165	6%

Direct operating expenses
Television	13,065	13,022	0%	39,919	40,202	(1)%
Radio	7,946	8,008	(1)%	24,022	23,488	2%
Consolidated	21,011	21,030	0%	63,941	63,690	0%

Selling, general and administrative expenses
Television	4,976	4,579	9%	14,983	14,861	1%
Radio	5,237	4,963	6%	13,221	13,480	(2)%
Consolidated	10,213	9,542	7%	28,204	28,341	0%

Depreciation and amortization
Television	3,947	3,897	1%	11,616	11,764	(1)%
Radio	920	1,375	(33)%	2,848	4,129	(31)%
Consolidated	4,867	5,272	(8)%	14,464	15,893	(9)%

Segment operating profit
Television	12,334	10,521	17%	32,268	25,210	28%
Radio	4,900	4,389	12%	10,952	8,031	36%
Consolidated	17,234	14,910	16%	43,220	33,241	30%

Corporate expenses	3,823	3,351	14%	11,048	10,602	4%
Impairment charge	-	-	*	-	2,720	(100)%
Operating income	13,411	11,559	16%	32,172	19,919	62%

Interest expense	(4,394)	(8,227)	(47)%	(15,171)	(21,762)	(30)%
Interest income	92	70	31%	259	388	(33)%
Loss on debt extinguishment	(987)	-	*	(987)	(4,716)	(79)%
Income (loss) before income taxes	$8,122	$3,402	139%	$16,273	$(6,171)	*

Capital expenditures
Television	$1,071	$2,151		$5,101	$4,667
Radio	152	252		709	628
Consolidated	$1,223	$2,403		$5,810	$5,295

				September 30,	December 31,
Total assets				2010	2009
Television				$382,741	$348,191
Radio				139,635	139,736
Consolidated				$522,376	$487,927

*	Percentage not meaningful.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended September 30, 2010, was $53.3 million. Of that amount, revenue generated by our television segment accounted for 64% and revenue generated by our radio segment accounted for 36%.

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

Highlights

During the third quarter of 2010, we continued to see signs of a stabilizing advertising environment in many of our television and radio markets. Net revenue increased to $53.3 million, an increase of $2.6 million, or 5%, over the third quarter of 2009.  Our performance was driven primarily by retransmission consent revenue, as well as revenue from World Cup and political advertising. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue for our television segment increased to $34.3 million in the third quarter of 2010, from $32.0 million in the third quarter of 2009.  This increase of $2.3 million, or 7%, in net revenue was primarily due to an increase in retransmission consent revenue and revenue from World Cup and political advertising. We generated a total of $3.7 million of retransmission consent revenue in the third quarter of 2010.  We anticipate that retransmission consent revenue for the full year 2010 will be greater than it was for the full year 2009 and will continue to be a growing source of net revenues in future periods.

Net revenue for our radio segment increased to $19.0 million in the third quarter of 2010, from $18.7 million in the third quarter of 2009.  This increase of $0.3 million, or 1%, in net revenue was primarily due to an increase in revenue from World Cup and political advertising.

    In July 2010, we completed the offering and sale of an aggregate $400 million principal amount of our 8.750% Senior Secured First Lien Notes due 2017 (the “Notes”) and entered into a new $50 million revolving credit facility (the “Revolving Credit Facility”).  At the same time as entering into the credit facility, we repaid all amounts owing under, and terminated, our then-existing syndicated bank credit facility. The bond offering and new Revolving Credit Facility extend the maturity of our debt and provide us with additional financial flexibility as we continue to seek to enhance shareholder value.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national and regional advertising sales on our Univision- and TeleFutura-affiliate television stations, and Entravision pays certain sales representation fees to Univision relating to national and regional advertising sales. During the three-month periods ended September 30, 2010 and 2009, the amount we paid Univision in this capacity was $2.2 million and $1.7 million, respectively.  During the nine-month periods ended September 30, 2010 and 2009, the amount we paid Univision in this capacity was $6.7 million and $4.8 million, respectively.

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

Three- and Nine-Month Periods Ended September 30, 2010 and 2009

    The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2010	2009	Change	2010	2009	Change
Statements of Operations Data:
Net revenue	$53,325	$50,754	5%	$149,829	$141,165	6%
Direct operating expenses	21,011	21,030	0%	63,941	63,690	0%
Selling, general and administrative expenses	10,213	9,542	7%	28,204	28,341	0%
Corporate expenses	3,823	3,351	14%	11,048	10,602	4%
Depreciation and amortization	4,867	5,272	(8)%	14,464	15,893	(9)%
Impairment charge	-	-	*	-	2,720	(100)%
	39,914	39,195	2%	117,657	121,246	(3)%
Operating income	13,411	11,559	16%	32,172	19,919	62%
Interest expense	(4,394)	(8,227)	(47)%	(15,171)	(21,762)	(30)%
Interest income	92	70	31%	259	388	(33)%
Loss on debt extinguishment	(987)	-	*	(987)	(4,716)	(79)%
Income (loss) before income taxes	8,122	3,402	139%	16,273	(6,171)	*
Income tax expense	(1,764)	(2,802)	(37)%	(5,102)	(9,311)	(45)%
Income (loss) before equity in
net income (loss) of nonconsolidated affiliate	6,358	600	*	11,171	(15,482)	*
Equity in net income (loss) of nonconsolidated affiliate, net of tax	50	73	(32)%	16	(166)	*
Net income (loss) applicable to common stockholders	$6,408	$673	*	$11,187	$(15,648)	*

Other Data:
Capital expenditures	1,223	2,403		5,810	5,295
Consolidated adjusted EBITDA
(adjusted for non-cash stock-based compensation) (1)				46,938	40,307
Net cash provided by operating activities				17,043	10,197
Net cash used in investing activities				(7,078)	(9,093)
Net cash provided by (used in) financing activities				17,579	(44,574)

*	Percentage not meaningful.

(1)
Consolidated adjusted EBITDA means net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses,  net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our Revolving Credit Facility and does not include loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our Revolving Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our Revolving Credit Facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our Revolving Credit Facility. Under our Revolving Credit Facility, our maximum allowed leverage ratio may not exceed 7.25 to 1. The actual leverage ratio was as follows (in each case as of September 30): 2010, 6.5 to 1; 2009, 6.7 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our Credit Agreement in July 2010, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Nine-Month Period
	Ended September 30,
	2010	2009
Consolidated adjusted EBITDA (1)	$46,938	$40,307

Interest expense	(15,171)	(21,762)
Interest income	259	388
Loss on debt extinguishment	(987)	(4,716)
Income tax expense	(5,102)	(9,311)
Amortization of syndication contracts	(840)	(1,689)
Payments on syndication contracts	2,141	2,119
Non-cash stock-based compensation included in direct operating
expenses	(312)	(489)
Non-cash stock-based compensation included in selling, general
and administrative expenses	(442)	(618)
Non-cash stock-based compensation included in corporate expenses	(849)	(1,098)
Depreciation and amortization	(14,464)	(15,893)
Impairment charge	-	(2,720)
Equity in net income (loss) of nonconsolidated affiliates	16	(166)
Net income (loss)	11,187	(15,648)

Depreciation and amortization	14,464	15,893
Impairment charge	-	2,720
Deferred income taxes	4,214	8,534
Amortization of debt issue costs	695	298
Amortization of syndication contracts	840	1,689
Payments on syndication contracts	(2,141)	(2,119)
Equity in net income (loss) of nonconsolidated affiliates	(16)	166
Non-cash stock-based compensation	1,603	2,205
Gain on sale of media properties and other assets	-	(102)
Non-cash expenses related to debt extinguishment	934	945
Change in fair value of interest rate swap agreements	(12,188)	(3,850)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Increase in restricted cash	(1,023)	-
Increase in accounts receivable	(1,860)	(3,100)
Increase in prepaid expenses and other assets	(426)	(621)
Increase in accounts payable, accrued expenses and other liabilities	760	3,187
Cash flows from operating activities	$17,043	$10,197

Consolidated Operations

Net Revenue. Net revenue increased to $53.3 million for the three-month period ended September 30, 2010 from $50.8 million for the three-month period ended September 30, 2009, an increase of $2.5 million. Of the overall increase, $2.3 million came from our television segment and was primarily attributable to retransmission consent revenue and revenue from World Cup and political advertising. Additionally, $0.2 million of the overall increase came from our radio segment and was primarily attributable to revenue from World Cup and political advertising.

Net revenue increased to $149.8 million for the nine-month period ended September 30, 2010 from $141.2 million for the nine-month period ended September 30, 2009, an increase of $8.6 million. Of the overall increase, $6.7 million came from our television segment and was primarily attributable to revenue from World Cup advertising, retransmission consent revenue, and revenue from political advertising. Additionally, $1.9 million of the overall increase came from our radio segment and was primarily attributable to revenue from World Cup, political and census advertising.

We currently anticipate that net revenue will increase for the full year 2010, primarily due to increases in revenue from World Cup and census advertising during the first three quarters of 2010, as well as increases in retransmission consent revenue and revenue from political advertising during the entire 2010 year.

Direct Operating Expenses. Direct operating expenses remained at $21.0 million for each of the three-month periods ended September 30, 2010 and 2009.  Direct operating expenses from our television segment increased by $0.1 million. The increase was primarily attributable to an increase in national representation fees and other expenses associated with the increase in net revenue. The increase from our television segment was offset by a $0.1 million decrease from our radio segment and was primarily attributable to a decrease in commission compensation. As a percentage of net revenue, direct operating expenses decreased to 39% for the three-month period ended September 30, 2010 from 41% for the three-month period ended September 30, 2009. Direct operating expenses as a percentage of net revenue decreased because net revenue increased while direct operating expenses remained constant.

Direct operating expenses increased to $63.9 million for the nine-month period ended September 30, 2010 from $63.7 million for the nine-month period ended September 30, 2009, an increase of $0.2 million.  Of the overall increase, $0.5 million came from our radio segment and was primarily attributable to an increase in national representation fees and other expenses associated with the increase in net revenue. The increase from our radio segment was partially offset by a $0.3 million decrease from our television segment which was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009 and a decrease in syndication amortization, partially offset by an increase in national representation fees and other expenses associated with the increase in net revenue. As a percentage of net revenue, direct operating expenses decreased to 43% for the nine-month period ended September 30, 2010 from 45% for the nine-month period ended September 30, 2009. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.2 million for the three-month period ended September 30, 2010 from $9.5 million for the three-month period ended September 30, 2009, an increase of $0.7 million. Of the overall increase, $0.4 million came from our television segment and was primarily attributable to an increase in bonuses and other expenses associated with the increase in net revenue. Additionally, $0.3 million of the overall increase came from our radio segment and was primarily attributable to ratings and promotional expense, which was offset by a decrease in salary expense due to reductions in personnel implemented in 2009. As a percentage of net revenue, selling, general and administrative expenses remained at 19% for each the three-month periods ended September 30, 2010 and 2009.

Selling, general and administrative expenses decreased to $28.2 million for the nine-month period ended September 30, 2010 from $28.3 million for the nine-month period ended September 30, 2009, a decrease of $0.1 million. Of the overall decrease, $0.2 million came from our radio segment and was primarily attributable to a decrease in salary expense due to reductions of personnel and salary reductions implemented in 2009. The decrease from our radio segment was partially offset by a $0.1 million increase from our television segment and was primarily attributable to an increase in bonuses and other expenses associated with the increase in net revenue, partially offset by a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009. As a percentage of net revenue, selling, general and administrative expenses decreased to 19% for the nine-month period ended September 30, 2010 from 20% for the nine-month period ended September 30, 2009. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses decreased while net revenue increased.

    Corporate Expenses. Corporate expenses increased to $3.8 million for the three-month period ended September 30, 2010 from $3.4 million for the three-month period ended September 30, 2009, an increase of $0.4 million. The increase was primarily attributable to expenses relating to the issuance of the Notes.  Excluding the expenses relating to the issuance of the Notes, corporate expenses remained at $3.4 million for each of the three-month periods ended September 30, 2010 and 2009. As a percentage of net revenue, corporate expenses remained at 7% for each the three-month periods ended September 30, 2010 and 2009.

Corporate expenses increased to $11.0 million for the nine-month period ended September 30, 2010 from $10.6 million for the nine-month period ended September 30, 2009, an increase of $0.4 million. The increase was primarily attributable to expenses relating to the issuance of the Notes.  Excluding the expenses relating to the issuance of the Notes, corporate expenses remained at $10.6 million for each of the nine-month periods ended September 30, 2010 and 2009. As a percentage of net revenue, corporate expenses decreased to 7% for the nine-month period ended September 30, 2010 from 8% for the nine-month period ended September 30, 2009. Corporate expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in corporate expenses.

Depreciation and Amortization. Depreciation and amortization decreased to $4.9 million for the three-month period ended September 30, 2010 from $5.3 million for the three-month period ended September 30, 2009, a decrease of $0.4 million.  The decrease was primarily due to a decrease in radio depreciation as certain radio assets are now fully depreciated.

Depreciation and amortization decreased to $14.5 million for the nine-month period ended September 30, 2010 from $15.9 million for the nine-month period ended September 30, 2009, a decrease of $1.4 million. The decrease was primarily due to a decrease in radio depreciation as certain radio assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $13.4 million for the three-month period ended September 30, 2010, compared to $11.6 million for the three-month period ended September 30, 2009. As a result of the above factors, operating income was $32.2 million for the nine-month period ended September 30, 2010, compared to $19.9 million for the nine-month period ended September 30, 2009.

 Interest Expense. Interest expense decreased to $4.4 million for the three-month period ended September 30, 2010 from $8.2 million for the three-month period ended September 30, 2009, a decrease of $3.8 million. The decrease in interest expense was primarily attributable to the change in the fair value of our interest rate swap agreements.

Interest expense decreased to $15.2 million for the nine-month period ended September 30, 2010 from $21.8 million for the nine-month period ended September 30, 2009, a decrease of $6.6 million. The decrease in interest expense was primarily attributable to the change in the fair value of our interest rate swap agreements.

Loss on Debt Extinguishment.  We recorded a loss on debt extinguishment of $1.0 million related to unamortized finance costs under our previous amended syndicated bank credit facility agreement for the nine-month period ended September 30, 2010. We recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to our previous syndicated bank credit facility agreement for the nine-month period ended September 30, 2009.

Income Tax Expense.  Income tax expense for the nine-month period ended September 30, 2010 was $5.1 million. The effective income tax rate was lower than our expected statutory rate of approximately 38% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangibles. Income tax expense for the nine-month period ended September 30, 2009 was $9.3 million. The effective income tax rate was higher than our expected annual tax rate due to state income and capital taxes, other permanent differences, changes in the valuation allowance and deductions attributable to indefinite-lived intangibles.

As of September 30, 2010, we believe that our deferred tax assets will not be fully realized in the future and we are providing a valuation allowance against those deferred tax assets.  In determining our deferred tax assets subject to a valuation allowance, we excluded the deferred tax liabilities attributable to indefinite-lived intangibles.

Segment Operations

Television

    Net Revenue. Net revenue in our television segment increased to $34.3 million for the three-month period ended September 30, 2010 from $32.0 million for the three-month period ended September 30, 2009, an increase of $2.3 million. The increase was primarily attributable to retransmission consent revenue and revenue from World Cup and political advertising. We generated a total of $3.7 million and $2.4 million in retransmission consent revenue for the three-month periods ended September 30, 2010 and 2009, respectively.

Net revenue in our television segment increased to $98.8 million for the nine-month period ended September 30, 2010 from $92.0 million for the nine-month period ended September 30, 2009, an increase of $6.8 million. The increase was primarily attributable to revenue from World Cup advertising, retransmission consent revenue, and revenue from political advertising. We generated a total of $10.1 million and $7.2 million in retransmission consent revenue for the nine-month periods ended September 30, 2010 and 2009, respectively.  We anticipate that retransmission consent revenue for the full year 2010 will be greater than it was for the full year 2009 and will continue to be a growing source of net revenues in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $13.1 million for the three-month period ended September 30, 2010 from $13.0 million for the three-month period ended September 30, 2009, an increase of $0.1 million.  The increase was primarily attributable to an increase in national representation fees and other expenses associated with the increase in net revenue.

Direct operating expenses in our television segment decreased to $39.9 million for the nine-month period ended September 30, 2010 from $40.2 million for the nine-month period ended September 30, 2009, a decrease of $0.3 million.  The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009 and a decrease in syndication amortization, partially offset by an increase in national representation fees and other expenses associated with the increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.0 million for the three-month period ended September 30, 2010 from $4.6 million for the three-month period ended September 30, 2009, an increase of $0.4 million. The increase was primarily attributable to an increase in bonuses and other expenses associated with the increase in net revenue.

Selling, general and administrative expenses in our television segment increased to $15.0 million for the nine-month period ended September 30, 2010 from $14.9 million for the nine-month period ended September 30, 2009, an increase of $0.1 million. The increase was primarily attributable to an increase in bonuses and other expenses associated with the increase in net revenue, partially offset by a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009.

 Radio

Net Revenue.  Net revenue in our radio segment increased to $19.0 million for the three-month period ended September 30, 2010 from $18.7 million for the three-month period ended September 30, 2009, an increase of $0.3 million. The increase was primarily attributable to revenue from World Cup and political advertising.

Net revenue in our radio segment increased to $51.0 million for the nine-month period ended September 30, 2010 from $49.1 million for the nine-month period ended September 30, 2009, an increase of $1.9 million. The increase was primarily attributable to revenue from World Cup, political and census advertising.

There has been a general slowing of growth in the radio industry over the last few years. However, we have begun to see stabilization and possible indications of improvement of the radio industry as a whole and in certain of our markets in particular.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $7.9 million for the three-month period ended September 30, 2010 from $8.0 million for the three-month period ended September 30, 2009, a decrease of $0.1 million. The decrease was primarily attributable to a decrease in commission compensation.

Direct operating expenses in our radio segment increased to $24.0 million for the nine-month period ended September 30, 2010 from $23.5 million for the nine-month period ended September 30, 2009, an increase of $0.5 million. The increase was primarily attributable to an increase in national representation fees and other expenses associated with the increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $5.2 million for the three-month period ended September 30, 2010 from $5.0 million for the three-month period ended September 30, 2009, an increase of $0.2 million. The increase was primarily attributable to ratings and promotional expense, partially offset by a decrease in salary expense due to reductions in personnel implemented in 2009.

    Selling, general and administrative expenses in our radio segment decreased to $13.2 million for the nine-month period ended September 30, 2010 from $13.5 million for the nine-month period ended September 30, 2009, a decrease of $0.3 million. The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009, partially offset by an increase in ratings expense.

Liquidity and Capital Resources

    While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. Although we had net losses of approximately $50.1 million and $528.6 million for the years ended December 31, 2009 and 2008, respectively, we reported net income of $11.2 million and had positive cash flow from operations of $17.0 million for the nine-month period ended September 30, 2010. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, and cash flows from operations. We currently anticipate that funds generated from operations and available borrowings under our Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

Notes

On July 27, 2010, we completed the offering and sale of $400 million aggregate principal amount of our Notes. The Notes were issued at a discount of 98.722% of their principal amount and mature on August 1, 2017.  Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011.  We received net proceeds of approximately $388 million from the sale of the Notes, which were used to pay all indebtedness outstanding under our previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to offering of the Notes offering and for general corporate purposes.

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

Revolving Credit Facility

On July 27, 2010, we also entered into a new $50 million Revolving Credit Facility and terminated the amended syndicated bank credit facility agreement.  The Revolving Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. In addition, we may increase the aggregate principal amount of the Revolving Credit Facility by up to an additional $50 million, subject to our satisfying certain conditions.

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

We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through September 30, 2010.

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

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $46.9 million for the nine-month period ended September 30, 2010 from $40.3 million for the nine-month period ended September 30, 2009, an increase of $6.6 million, or 16%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 31% for the nine-month period ended September 30, 2010 from 29% for the nine-month period ended September 30, 2009.

    We define consolidated adjusted EBITDA as net income (loss) plus loss (gain) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in the Revolving Credit Facility and does not include loss (gain) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, loss on debt extinguishment, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from the Revolving Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. The Revolving Credit Facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our Revolving Credit Facility.  Under the Revolving Credit Facility, our maximum allowed leverage ratio may not exceed 7.25 to 1. The actual leverage ratio was as follows (in each case as of September 30): 2010, 6.5 to 1; 2009, 6.7 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into the Credit Agreement in July 2010, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

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

Cash Flow

Net cash flow provided by operating activities was $17.0 million for the nine-month period ended September 30, 2010 compared to $10.2 million for the nine-month period ended September 30, 2009.  We had net income of $11.2 million for the nine-month period ended September 30, 2010 and positive cash flow from operations.  Our net income for the nine-month period ended September 30, 2010 was lower than cash flows from operating activities primarily due to non-cash items, including depreciation and amortization expense of $14.5 million, partially offset by income from the change in the fair value of our interest rate swap agreements of $12.2 million.  Our net loss of $15.6 million for the nine-month period ended September 30, 2009, was primarily the result of non-cash expenses, including depreciation and amortization expense of $15.9 million, deferred income taxes of $8.5 million and a carrying value adjustment of $2.7 million. We expect to continue to have positive cash flow from operating activities for the full year 2010.

Net cash flow used in investing activities was $7.1 million for the nine-month period ended September 30, 2010, compared to $9.1 million for the nine-month period ended September 30, 2009. During the nine-month period ended September 30, 2010, we spent $5.8 million on net capital expenditures and $1.3 million on intangible assets. During the nine-month period ended September 30, 2009, we spent $5.4 million on net capital expenditures and $3.8 million related to the acquisition of assets of television station KREN-TV in Reno, Nevada. We anticipate that our capital expenditures will be approximately $7 million during the full year 2010. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions.

    Net cash flow provided by financing activities was $17.6 million for the nine-month period ended September 30, 2010, compared to net cash flow used in financing activities of $44.6 million for the nine-month period ended September 30, 2009. During the nine-month period ended September 30, 2010, we received $394.9 million of proceeds from the sale of the Notes, paid $367.0 million to pay all indebtedness outstanding under our previous syndicated bank credit facility and related interest rate swap agreements and paid $10.6 million in fees and expenses related to the Notes. During the nine-month period ended September 30, 2009, we made net debt payments of $42.6 million, paid $1.2 million in fees and expenses related to the amendment of the then-outstanding syndicated bank credit facility agreement, repurchased 1.3 million shares of our Class A common stock for $1.1 million including transaction fees and received net proceeds of $0.3 million from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

    Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are not exposed to market risk from changes in the base rates as our debt is at a fixed rate. Since we pay interest at a fixed rate, any future increase in the variable interest rate would not affect our interest expense payments under the Notes.  Our current policy prohibits entering into derivatives or other financial instrument transactions for speculative purposes.

Interest Rates

On July 27, 2010, we completed the offering and sale of $400 million aggregate principal amount of our Notes. The Notes were issued at a discount of 98.722% of their principal amount and mature on August 1, 2017.  Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011.  We received net proceeds of approximately $388 million from the sale of the Notes, which were used to pay all indebtedness outstanding under our previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to offering of the Notes offering and for general corporate purposes.

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

Management’s Plan for Remediation

Management has discussed the material weakness described above with the audit committee and has engaged a national professional services firm with expertise in the preparation and review of corporate tax provisions.  This firm has reviewed the Company’s income tax provision for the quarter ended September 30, 2010, and will continue to provide review services and also serve as a resource in the preparation of future quarterly and annual income tax provisions.

We believe that this change will strengthen our internal control over financial reporting and remediate the material weakness we have identified.  However, the change has not been operating long enough to evaluate its operating effectiveness and is subject to continued management review supported by confirmation and testing, as well as audit committee oversight.  As we continue to implement the remediation plan outlined above, we may also identify additional measures to address the material weakness or modify certain of the remediation procedures described above. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weakness. Management, with the input of our audit committee, will continue to take steps to remedy the material weakness as expeditiously as possible to reinforce the overall design and capability of our control environment.

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

Changes in Internal Control

    As described above, there have been changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

ITEM 1A.  RISK FACTORS

As a result of our entering into the agreements governing the Notes and the Revolving Credit Facility in July 2010, we have identified the following material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 31, 2010:

RISKS RELATED TO OUR BUSINESS

The Revolving Credit Facility contains various covenants that limit management’s discretion in the operation of our business and could limit our ability to grow and compete.

Subject to certain limited exceptions, the agreement governing our Revolving Credit Facility contains various provisions that limit our ability to:

•	incur additional indebtedness;

•	incur liens;

•	make certain investments;

•	make certain dispositions of assets;

•	make certain dividends or distributions or repurchase shares of our capital stock;

•	merge, dissolve, consolidate, or sell all or substantially all of our assets;

•	change the nature of our business or amend our or any guarantor’s organizational documents of the Company in any way that is materially adverse to the lenders under the Revolving Credit Facility;

•	enter into certain transactions with affiliates; and

•	incur contingent obligations.

    These provisions restrict our management’s ability to operate our business in accordance with management’s discretion and could limit our ability to do a number of things, including growing and competing effectively.

Moreover, if we fail to comply with any of the financial covenants or ratios under our Revolving Credit Facility, our lenders could:

•	Elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	Terminate their commitments, if any, to make further extensions of credit.

In addition, if our total leverage ratio exceeds 6.50 to 1.00 as of the end of the most recently completed fiscal quarter, the maximum principal outstanding amount of all loans under the Revolving Credit Facility cannot exceed $25.0 million. In the event that the maximum principal outstanding amount exceeds $25.0 million in that case, we must immediately prepay outstanding revolving loans in an amount sufficient to eliminate such excess.

Any such action by our lenders would have a material adverse effect on our overall business and financial condition.

Our ability to generate the significant amount of cash needed to pay interest and principal on the exchange notes and service our other indebtedness and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. In addition, we may not be able to pay amounts due on our indebtedness.

As of September 30, 2010, we had outstanding total indebtedness of approximately $401.0 million. Our ability to make payments on and refinance our indebtedness, including the notes and amounts borrowed under the Revolving Credit Facility and other financial obligations, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control.

    Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under the Revolving Credit Facility or otherwise, in amounts sufficient to enable us to service our indebtedness, including the notes and borrowings under our Revolving Credit Facility, or to fund our other liquidity needs. If events or circumstances occur such that we are not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to obtain an amendment to our Revolving Credit Facility, seek a waiver from our banks if we are unable to comply with our financial covenants or ratios, refinance our existing indebtedness, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions could be consummated on terms satisfactory to us or at all. In addition, the current uncertain economic environment has had and may continue to have an impact on our liquidity and capital resources. Because of these and other factors beyond our control, we may be unable to pay the principal, premium (if any), interest or other amounts on our indebtedness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

As previously reported in the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010, in connection with the offering of the Notes, we and the Note Guarantors entered into that certain Registration Rights Agreement, dated as of July 27, 2010 (the “Registration Rights Agreement”), with the initial purchasers of the Notes.  Pursuant to the Registration Rights Agreement, we and the Note Guarantors agreed to: (i) file with the SEC within 90 days after July 27, 2010 (the issue date of the Notes), a registration statement under the Securities Act (the “Exchange Offer Registration Statement”), relating to an offer to exchange (the “Exchange Offer”) the Notes for new notes (the “Exchange Notes”) on terms substantially identical to the Notes except that the Exchange Notes will not be subject to the same restrictions on transfer; (ii) use our respective commercially reasonable efforts to cause the Exchange Offer Registration Statement to become effective within 270 days after July 27, 2010; and (iii) within 45 business days of the Exchange Offer Registration Statement becoming effective, complete the Exchange Offer and issue the Exchange Notes in exchange for all Notes validly tendered in the Exchange Offer.

    Accordingly, pursuant to the Registration Rights Agreement, we were obligated to file the Exchange Offer Registration Statement with the SEC by October 25, 2010.  As of the date of this report, we have not filed the Exchange Offer Registration Statement with the SEC; however, we are working to file the Exchange Offer Registration Statement as soon as practicable.  Pursuant to the terms of the Registration Rights Agreement, as a result of the delay in filing the Exchange Offer Registration Statement, the Notes have begun to accrue additional interest at the current rate of 0.25% per annum, since October 25, 2010.  Additional interest will continue to accrue on the Notes until we have filed the Exchange Offer Registration Statement with the SEC and, upon our filing of the Exchange Offer Registration Statement, the additional interest accruing on the Notes will cease and the interest rate on the Notes will revert to the original interest rate on the Notes.

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

Date: November 9, 2010

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