Form 10-K
period 2010-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2011-03-14
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was approximately $130,431,602 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 1, 2011, there were 53,497,268 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,188,161 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders scheduled to be held on May 26, 2011 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

•

provisions of our debt instruments, including the indenture governing our $400 million aggregate principal amount of 8.750% senior secured first lien notes due 2017, or the Notes, and the agreement governing the current credit facility that we entered into in July 2010, or our 2010 Credit Facility, which restrict certain aspects of the operation of our business;

•

our continued compliance with all of our obligations, including financial covenants and ratios, under the indenture governing the Notes, or the Indenture, and the agreement governing our 2010 Credit Facility, or the Credit Agreement;

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

•

subject to restrictions contained in the Indenture and the Credit Agreement, the overall success of our acquisition strategy, which historically has included developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	continued uncertainty in the current economic environment;

•	the impact of previous and any future impairment of our assets;

•	risks related to changes in accounting interpretations; and

•	the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of the passage of new federal healthcare laws.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 26 below.

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

With the purchase of Univision Communications Inc. in 2007 by a private equity consortium, we believe we are now the largest independent public media company focused principally on the U.S. Hispanic audience. We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and operate 48 radio stations in 19 U.S. markets. Our radio stations consist of 37 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

We generate revenue primarily from sales of national and local advertising time on television and radio stations, and from retransmission consent agreements. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We recognize retransmission consent revenue when it is accrued pursuant to the agreements we have entered into with respect to such revenue. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers.

Our net revenue for the year ended December 31, 2010 was approximately $200.5 million. Of that amount, revenue generated by our television segment accounted for approximately 66%, revenue generated by our radio segment accounted for approximately 34%.

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

The Hispanic Market Opportunity in the United States

Our media assets target densely-populated and fast-growing Hispanic markets in the United States. We operate media properties in 14 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we operate media properties in 13 of the 20 fastest-growing markets. Despite the current uncertain economic environment, we believe that targeting the U.S. Hispanic market will translate into revenue growth in the future for the following reasons:

•

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. Over 48 million Hispanics live in the United States, accounting for nearly 16% of the total U.S. population. The overall Hispanic population is growing at over 7 times the rate of the non-Hispanic population and is expected to grow to 81.2 million, or approximately 22% of the total U.S. population, by 2029. Approximately 53% of the total future growth in the U.S. population through 2029 is expected to come from the Hispanic community.

•

Spanish-Language Use. Approximately 78% of Hispanics age five and over in the United States speak some Spanish at home. The number of U.S. Hispanics that speak some Spanish at home is expected to grow from 33.2 million in 2009 to 54.8 million in 2029.

•

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

•

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We believe that the larger size and younger age of Hispanic households (averaging 3.4 persons and 28.3 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 40.3 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 3% more per year than the average U.S. non-Hispanic household on food at home, 74% more on children’s clothing, 41% more on footwear and 26% more on laundry and household cleaning products. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

•

Spanish-Language Advertising. Over $5.4 billion of total advertising expenditures in the United States were placed in Spanish-language media in 2009, the most recent year for which such data is available, of which approximately 89% was placed in Spanish-language television and radio advertising.

Business Strategy

We seek to increase our advertising revenue through the following strategies:

Effectively Use Our Networks and Media Brands. We are the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represented approximately a 78% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of November 2010. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, including a prime time schedule on its primary network of substantially all first-run programming throughout the year.

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

Invest in Media Research and Sales. We believe that continued use of industry-accepted ratings and surveys will allow us further to increase our advertising rates. We use standard industry ratings and surveys from third parties, including Nielsen Media Research and Arbitron to provide a more accurate measure of consumers. We believe that our focused research and sales efforts will enable us to continue to achieve significant revenue and cash flow growth.

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

Target Other Attractive U.S. Hispanic Markets and Fill-In Acquisitions. We believe that our knowledge of, and experience with, the U.S. Hispanic marketplace will enable us to identify acquisitions in the television and radio markets. However, we are currently subject to certain limitations on acquisitions under the terms of the Indenture and the Credit Agreement. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. Since our inception, we have used our management expertise, programming, local involvement and brand identity to improve our acquired media properties. Please see “Acquisition and Disposition Strategies” below.

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

We are subject to certain limitations on acquisitions under the terms of the Indenture and the Credit Agreement. We cannot at this time determine the effect that these limitations will have on our acquisition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below.

In addition, we periodically review our portfolio of media properties and, from time to time, seek to divest non-core assets in markets where we do not see the opportunity to grow to scale and build out clusters.

We have a history of net losses that may impact, among other things, our ability to implement our growth strategies. We had net losses of approximately $18.1 million, $50.1 million and $528.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Television

Overview

We own and/or operate Univision-affiliated television stations in 24 markets, including 20 of the top 50 Hispanic markets in the United States. Our television operations are the largest affiliate group of the Univision networks. Univision’s primary network is the leading Spanish-language network in the United States, reaching approximately 95% of all U.S. Hispanic households. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represent approximately a 78% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of November 2010. We operate both Univision and TeleFutura affiliates in 20 of our 24 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day, seven days a week. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

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

Entravision Local Programming. We believe that our local news brands our stations in our television markets. We shape our local news to relate to and inform our audiences. In 12 of our television markets, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot among adults 18-34 years of age. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets. In several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

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

Our network affiliation agreement with Fox Broadcasting Company, or Fox, which gives us the right to broadcast Fox network programming on XHRIO-TV, serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and KXOF-CA, serving the Laredo market, expired on August 30, 2010. We continue to broadcast Fox network programming, on a month-to-month basis, pending completion of negotiations with Fox for a further extension of the network affiliation agreement. While we currently expect this network affiliation agreement to be renewed, we do not believe that the loss of this network affiliation agreement would have a material adverse effect on our business.

We also have an agreement with Master Distribution Service, Inc., or MDS, an affiliate of Fox, which gives us the right to provide 10 hours per week of MyNetworkTV programming on XHRIO-TV and KXOF-CA. This agreement expires in October 2011 and may be extended for successive one-year periods. We also have an agreement with MDS which gives us the right to provide 10 hours per week of MyNetworkTV programming on XDTV, serving the Tecate/San Diego market through 2014.

Our network affiliation agreement with The CW Network, LLC, or CW, gives us the right to broadcast CW network programming on KSFE-LP, KTIZ-LP, and KNVO-DT serving the Harlingen-Weslaco-Brownsville-McAllen market, and KRNS-CA and KREN-DT, serving the Reno, Nevada market, through 2013.

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

We cannot guarantee that our current network affiliation agreements will be renewed beyond their current expiration dates under their current terms, under other terms favorable to us, or at all.

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

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Virtual Channel	Programming
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	356,010	297,250	83.5%	KNVO-TV, Channel 48 KVTF-CA, Channel 20 (1) KFTN-CA, Channel 30 (1) KTFV-CA, Channel 32 (1) KTIZ-LP, Channel 52 KSFE-LP, Channel 67	Univision TeleFutura TeleFutura TeleFutura CW CW
Albuquerque-Santa Fe, New Mexico	12	703,720	254,620	36.2%	KLUZ-TV, Channel 41 KTFQ-TV, Channel 14 (2) KTFA-LP, Channel 48	Univision TeleFutura Home Shopping Network
San Diego, California	13	1,089,010	248,760	22.8%	KDTF-CA, Channel 17 (1) KHAX-LP, Channel 49 KTCD-LP, Channel 46 KBNT-LD, Channel 51	Univision Univision Univision TeleFutura
Denver-Boulder, Colorado	15	1,572,740	242,270	15.4%	KCEC-TV, Channel 50 KDVT-LP, Channel 36 KTFD-TV, Channel 14 (2)	Univision Univision TeleFutura
El Paso, Texas	16	315,130	226,260	71.8%	KINT-TV, Channel 26 KTFN-TV, Channel 65	Univision TeleFutura
Orlando-Daytona Beach-Melbourne, Florida	17	1,453,120	205,970	14.2%	WVEN-TV, Channel 26 W47DA, Channel 47 WVCI-LP, Channel 16 WOTF-TV, Channel 43 (2)	Univision Univision Univision TeleFutura
Tampa-St. Petersburg (Sarasota), Florida	19	1,795,200	197,820	11.0%	WVEA-TV, Channel 62 WFTT-TV, Channel 50 (2) WVEA-LP, Channel 46	Univision TeleFutura Jewelry TV
Washington, D.C. (Hagerstown, Maryland)	20	2,389,710	195,170	8.2%	WFDC-TV, Channel 14 (2) WMDO-CA, Channel 47 (1) WMDO-LD, Channel 8 WJAL-TV, Channel 68	Univision TeleFutura TeleFutura English-Language
Las Vegas, Nevada	23	718,030	157,600	21.9%	KINC-TV, Channel 15 KNTL-LP, Channel 47 KWWB-LP, Channel 45 KELV-LP, Channel 27	Univision Univision Univision TeleFutura
Boston, Massachusetts	24	2,460,290	141,200	5.7%	WUNI-TV, Channel 27 WUTF-TV, Channel 66 (2)	Univision TeleFutura
Corpus Christi, Texas	26	199,370	106,130	53.2%	KORO-TV, Channel 28 KCRP-CA, Channel 41 (1)	Univision TeleFutura
Hartford-New Haven, Connecticut	32	1,018,770	87,280	8.6%	WUVN-TV, Channel 18 WUTH-CA, Channel 47 (1)	Univision TeleFutura
Monterey-Salinas-Santa Cruz, California	33	299,150	71,030	31.0%	KSMS-TV, Channel 67 KDJT-CA, Channel 33 (1)	Univision TeleFutura
Yuma, Arizona-El Centro, California	36	118,700	65,090	54.8%	KVYE-TV, Channel 7 KAJB-TV, Channel 54 (2)	Univision TeleFutura
Laredo, Texas	37	70,090	64,930	92.6%	KLDO-TV, Channel 27 KETF-LD, Channel 31 (1) KXOF-CA, Channel 39	Univision TeleFutura Fox
Palm Springs, California	39	157,180	61,910	39.4%	KVER-CA, Channel 4 (1) KVES-LD, Channel 36 KEVC-CA, Channel 5 (1)	Univision Univision TeleFutura

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Virtual Channel	Programming
Odessa-Midland, Texas	40	146,310	57,910	39.6%	KUPB-TV, Channel 18	Univision
Colorado Springs-Pueblo, Colorado	41	336,880	54,280	16.1%	KVSN-TV, Channel 48 KGHB-CA, Channel 27 (1)	Univision TeleFutura
Santa Barbara-Santa Maria- San Luis Obispo, California	45	239,250	52,320	21.9%	KPMR-TV, Channel 38 K17GD, Channel 17 (1) K28FK, Channel 28 (1) K10OG, Channel 10 (1) KTSB-CA, Channel 35 (1)	Univision Univision Univision TeleFutura TeleFutura
Lubbock, Texas	48	161,450	48,830	30.2%	KBZO-LP, Channel 51	Univision
Wichita-Hutchinson, Kansas	54	457,880	38,890	8.5%	KDCU-DT, Channel 46	Univision
Reno, Nevada	56	271,380	37,920	14.0%	KREN-TV, Channel 27 KREN-LP, Channel 29 KNVV-LP, Channel 41 KRNS-CA, Channel 46 (1)	Univision Univision TeleFutura CW
Springfield-Holyoke, Massachusetts	61	269,500	30,470	11.3%	WHTX-LP, Channel 43	Univision
San Angelo, Texas	82	55,250	16,200	29.3%	KEUS-LP, Channel 31 KANG-CA, Channel 41 (1)	Univision TeleFutura
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XDTV-TV, Channel 49 (3)	MyNetworkTV
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV, Channel 33 (3)	Telemundo
Matamoros, Tamaulipas, Mexico (Harlingen-Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV, Channel 2 (3)	Fox

Source: Nielsen Media Research 2011 universe estimates.

(1)	“CA” or “LD” in call letters indicates station is under Class A television service. Certain stations without this designation are also Class A stations.
(2)	We provide the sales and marketing function of this station under a marketing and sales arrangement.
(3)	We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.

Digital Television Technology. As we develop our digital television transmission technology for our television stations, we will operate in an environment where we can decide the resolution and number of broadcast streams we provide in our over-the-air transmissions. Depending on how high a resolution level we elect to transmit our programming with, we have the technological capability to transmit over-the-air broadcast streams containing from two to six program streams using the bandwidth authorized to each digital station. The transmission of such multiple programming streams is referred to as multicasting. At the current time, we have begun multicasting operations with certain of our television stations. We are multicasting TeleFutura network programming and LATV network programming at a number of our stations, along with our primary program streams. In addition, we are multicasting CW and Fox network programming in two of our markets. We are evaluating these multicasting operations as well as the amount of bandwidth we must allocate to our primary program streams and may consider either expanding or limiting our multicasting operations, or keeping these multicasting operations substantially as at present.

Other Platforms. Our television stations typically have local websites and other digital and interactive media platforms that provide users with news and information as well as a variety of other products and services.

Television Advertising

Approximately 89% of the revenue from our television operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2010, local advertising accounted for approximately 45% of our total television revenue.

National. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. We typically engage national sales representative firms to work with our station sales managers and solicit national advertising sales, and we pay certain sales representation fees to these firms relating to national advertising sales. Under our network affiliation agreements with Univision, Univision acts as our sales representative for the sale of national advertising on our Univision and TeleFutura affiliate television stations, and advertisers which have purchased national advertising on these affiliate stations include Verizon Wireless, McDonald’s Corporation, Ford Motor Company, Toyota Motor Corporation, General Motors Company, Cricket Communications, Inc., Nissan Motor Co., Ltd. and AT&T Inc. We also added significant new national advertising accounts in 2010, including Novartis AG, U.S. Department of Veterans Affairs, and Virgin Mobile, among others. Telemundo acts as our national sales representative for the sale of national advertising on our Telemundo affiliate station, and Petry Television acts as our national sales representative for the sale of national advertising on our stations that broadcast Fox, CW and MyNetworkTV network programming. In 2010, national advertising accounted for approximately 44% of our total television revenue.

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

In 2010, retransmission consent revenue accounted for approximately 10% of our total television revenue. We anticipate that retransmission consent revenue will continue to be a growing source of net revenues.

Network Revenue

Network compensation represents compensation for broadcasting network programming. In 2010, network compensation accounted for approximately 1% of our total television revenue.

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

NBC-owned Telemundo is the second-largest Spanish-language television network in the United States. As of December 31, 2010, Telemundo had total coverage reaching approximately 93% of all Hispanic households in its markets.

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

Radio Programming

Radio Network. We broadcast into markets with an aggregate of approximately 19 million U.S. Hispanics. Our radio network broadcasts into 16 of the 19 markets that we serve. Our network allows advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner and at a cost that is generally lower than our English-language counterparts.

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

•

Also in the McAllen market, we program two English-language formats, a classic rock-oriented format that targets primarily males 18-49 years of age and a 1990s and 2000s hit-based adult contemporary format targeting primarily women 25-54 years of age;

•

In the Orlando, Florida market, we program “José 98.1”—a format that features a mix of Spanish-language adult contemporary and Tropical hits from the 1980s through the present targeting Hispanic adults 25-54 years of age;

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

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	José El Gato (1) El Gato (1) Super Estrella (1) Super Estrella (1) Super Estrella (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	Time Brokered (2)
Phoenix, Arizona	8	KLNZ-FM KDVA-FM KVVA-FM KMIA-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor José (1) José (1) ESPN Deportes (Spanish)
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Tejano José Adult Contemporary (English)
Sacramento, California Stockton, California Modesto, California	11	KRCX-FM KNTY-FM KBMB-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	La Tricolor Country (English) Contemporary Hit (English) José La Tricolor Maria (1) José Maria (1)
Albuquerque-Santa Fe, New Mexico	12	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	José La Tricolor
Denver-Boulder, Colorado Aspen, Colorado	15	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	José La Tricolor Maria La Tricolor
El Paso, Texas	16	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	Oldies (English) José El Gato Maria Talk (English)
Orlando-Daytona Beach-Melbourne, Florida	17	WNUE-FM	98.1	MHz	José
Las Vegas, Nevada	23	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	El Gato La Tricolor
Monterey-Salinas-Santa Cruz, California	33	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor José Time Brokered (2)
Yuma, Arizona-El Centro, California	36	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	José La Tricolor Time Brokered (2)
Palm Springs, California	39	KLOB-FM	94.7	MHz	José
Lubbock, Texas	48	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor José
Reno, Nevada	56	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2011 estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Other Platforms. In addition, our radio stations typically have local websites and other digital and interactive media platforms that provide users with news and information as well as a variety of other products and services.

Radio Advertising

Substantially all of the revenue from our radio operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff, and also from a third-party network inventory agreement, digital and non-traditional revenue. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2010, local radio revenue accounted for approximately 69% of our total radio revenue.

National. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. Lotus/Entravision Reps typically acts as our national sales representative to solicit national advertising sales on our Spanish-language radio stations. Lotus/Entravision Reps was originally a joint venture that we entered into in August 2001 with Lotus Hispanic Reps Corp., and we acquired 100% of the ownership interest in Lotus/Entravision Reps in January 2011. In 2010, national radio advertising accounted for approximately 31% of our total radio revenue.

Radio Marketing/Audience Research

We believe that radio is an efficient means for advertisers to reach targeted demographic groups. Advertising rates charged by our radio stations are based primarily on the following factors:

•	the station’s ratings (people listening to its programs as a percentage of total people in the listening area);

•	audience share (people listening to its programs as a percentage of people actually listening to radio at a specific time);

•	the demographic qualities of a program’s listeners (primarily age and gender);

•	the demand for available air time;

•	the time of day that the advertising runs;

•	competitive conditions in the station’s market, including the availability of other advertising media; and

•	general economic conditions, including advertisers’ budgetary considerations.

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

Seasonality

Seasonal net broadcast revenue fluctuations are common in the television and radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. Additionally, broadcast revenue tends to be affected by the occurrence or non-occurrence in a given year of major sporting and political events, such as the World Cup, major elections, and in 2010, the census.

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

Employees

As of December 31, 2010, we had approximately 876 full-time employees, including 705 full-time employees in television and 171 full-time employees in radio. As of December 31, 2010, three of our full-time television employees were represented by labor unions that have entered into collective bargaining agreements with us. We believe that our relations with these unions and with our employees generally are good.

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

Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. Such matters may include:

•	changes to the license authorization process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	proposals to impose a performance tax on the music broadcast on commercial radio stations and the fees applicable to digital transmission of music on the Internet;

•	proposals to change rules relating to political broadcasting including proposals to grant free airtime to candidates;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals dealing with the broadcast of profane, indecent or obscene language and the consequences to a broadcaster for permitting such speech;

•	technical and frequency allocation matters;

•	modifications to the operating rules for digital television and radio broadcasting rules on both satellite and terrestrial bases;

•	the implementation or modification of rules governing the carriage of local television signals by direct broadcast satellite, or DBS, services and cable television systems;

•	changes in local and national broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution rules;

•	proposals to take back the spectrum allotted for over-the-air broadcasting in favor of wireless broadband;

•

proposals whereby broadcasters may voluntarily participate in an auction of their over-the-air broadcast spectrum, otherwise agree to modifications in their available spectrum, with or without compensation, or become subject to restrictions on their usage of the spectrum; and

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

On June 2, 2003, the FCC concluded a nearly two-year review of its media ownership rules. The FCC revised its national ownership policy, modified television and cross-ownership restrictions in a given market, and changed its methodology for defining radio markets. A number of parties appealed the FCC’s June 2, 2003 decision. The United States Court of Appeals for the Third Circuit, in a decision reached on June 24, 2004, upheld certain of the Commission’s actions while remanding others for further review by the FCC. In taking that action, the Court stayed the effectiveness of all of the FCC’s actions but, in a subsequent decision, the Court permitted the FCC to implement the local radio multiple ownership rule changes that the Court had upheld. On December 18, 2007, the FCC concluded the proceeding, making only limited changes to the newspaper-broadcast cross-ownership rules. The FCC began another review of its ownership rules in 2010. The FCC is expected to take its initial acts in this proceeding in 2011.

The rule changes that have previously gone into effect amend the FCC’s methodology for defining a radio market for the purpose of ownership caps. The FCC replaced its signal contour method of defining local radio markets in favor of a geographic market assigned by Arbitron, the private audience measurement service for radio broadcasters. For non-Arbitron markets, the FCC is conducting a rulemaking in order to define markets in a manner comparable to Arbitron’s method. In the interim, the FCC will apply a “modified contour approach,” to non-Arbitron markets. This modified approach will exclude any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area. As for newspaper-broadcast cross-ownership, the Commission adopted a presumption that newspaper-broadcast ownership is consistent with the public interest in the top 20 television markets, while the presumption, in smaller markets, is that such cross-ownership is not consistent with the public interest, subject to certain exceptions.

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

As discussed above, Congress has already modified the nationwide television ownership cap and has considered legislation that would roll back the FCC’s proposed changes. The FCC in 2010 commenced its next review of its ownership rules commencing. Any actions by the FCC in the future regarding radio and/or television ownership may elicit further Congressional response.

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

“Must Carry” Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992, or the Cable Act, require each full-power television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

•	require carriage of its signal by cable systems in the station’s market, which is referred to as “must carry” rules; or

•	negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market which is referred to as “retransmission consent.”

For the three-year period commencing on January 1, 2009, we generally elected “retransmission consent” in notifying the Multichannel Video Programming Distributors, or MVPDs, that carry our television programming in our television markets. We reached agreements with all of our MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights, including through our national program supplier for Spanish-language programming, Univision Communications Inc., for our Univision- and TeleFutura-affiliated television stations. We expect to make the same election for the triennial period commencing January 1, 2012.

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

We have begun to explore, subject to our legal rights to do so, and the economic opportunities available to us, the distribution of our programming in alternative modes, such as by delivery on the Internet, by multicast delivery services, and to individuals possessing wireless mobile reception devices.

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

As part of its increased scrutiny of television and radio station acquisitions, the DOJ has stated publicly that it believes that time brokerage agreements and joint sales agreements could violate the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if such agreements take effect prior to the expiration of the waiting period under such Act. Furthermore, the DOJ has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Antitrust Act and has challenged them in certain locations. The DOJ also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to television and radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. See “Risk Factors” below.

Digital Television Services. The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television has improved the technical quality of television signals and provides broadcasters the flexibility to offer new services, including high-definition television and broadband data transmission. The digital transition for full-power television stations was completed on June 12, 2009.

The FCC has only required full-power television stations in the United States to begin broadcasting in digital television. No such obligation has been applied to low-power television stations. The FCC has begun a proceeding to set a date for the transition of low-power television stations to digital transmission. However, we have begun to transition certain of our low-power stations to digital where we believe that an audience is present to view the stations.

The FCC has adopted rules to permit low-power stations to operate on a paired or stand-alone basis in digital service. We have recently applied for and secured authority for certain of our low-power stations to have paired operations. We have also, in certain cases, requested authority to “flash cut” certain of our low-power stations to digital service. In those markets where no spectrum was available for paired operations, we will make a decision to switch individual stations from analog to digital service based on the viewing patterns of our viewers and the discontinuance of analog broadcast transmissions by full-power television stations.

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

Satellite Digital Audio Radio Service. The FCC has allocated spectrum to a new technology, satellite digital audio radio service, to deliver satellite-based audio programming to a national or regional audience. The FCC has licensed two entities, XM Radio, Inc. and Sirius Satellite Radio, Inc., to provide this service. The nationwide reach of the satellite digital audio radio service allows niche programming aimed at diverse communities that we are targeting. The two entities recently merged after received authority to do so in a proceeding that we opposed. We are not certain what the impact, if any, on our stations of the merger will be. In connection with the approval of the merger, the FCC required that the merged entity set aside certain of its channels for service to minority group audiences.

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

The low-power FM service is exclusively non-commercial. To date, our stations have not suffered any technical interference to our stations’ signals. Due to current technical restrictions and the non-commercial ownership requirement for low-power FM stations, we have not found that low-power FM service has caused any detrimental economic impact on our stations as well. Federal legislation has recently been adopted into law to increase the availability of low-power FM service. We do not foresee any material impact on our stations as a result of this new legislation.

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-power stations in those markets where the satellite operators have implemented local-into-local service. When the SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA. SHVERA extended the ability of satellite operators to implement local-into-local service. SHVERA was to expire in late 2009, but was extended in 2010. While the legislative extension made certain changes, we do not foresee a material impact of such legislation on our operations. The FCC is in the process of requiring television stations to disclose additional information on their compliance with public service obligations, considering the local service obligations of broadcasters, and promoting greater diversity among broadcasters. We do not expect any material impact on our business from such proposed or adopted rules.

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

As the entire music industry has changed, with revenues from the sale of CDs dropping dramatically, both musical artists and the recording companies have sought a change in how business is done. The recording companies, with the backing of many artists, have asked the Congress to require that broadcasters pay fees for the broadcast exploitation of musical works. Such legislation received favorable committee action in the U.S. Congress during 2009 and 2010, but no legislation has yet been enacted by either House.

Were such legislation to be adopted, its impact would depend on how any fees were structured.

Spectrum Policies. After studying national broadband needs, the FCC made a determination that a critical need exists to expand the spectrum available for wireless broadband services. This need is perceived to arise based on a finding that consumers and businesses will have an increasing usage of wireless devices and the associated spectrum for telephony, data transmission, and entertainment purposes. The FCC has further determined that in order to avert a spectrum crisis, it must recover and reallocate to wireless broadband a total of 500 MHz of spectrum, of which 120 MHz (amounting to 20 channels) should come from spectrum currently allocated to television broadcasting.

In order to achieve this spectrum recovery, the FCC has proposed that broadcasters participate in "voluntary auctions" in which interested station owners would offer the spectrum of their stations in auction in which wireless operators would participate as buyers. Legislation to achieve that goal was introduced in the last Congress but was not passed and is expected to be considered again in the current Congress. Whether contained in the legislation or developed by the FCC, the voluntary auction process will have to establish how the auctions will be undertaken, how stations will be valued, what percentage of the auction payments will go to broadcasters, and what rights, if any, will selling stations retain following the completion of the sale of their stations and associated spectrum.

The FCC has also commenced a proceeding to determine how to modernize spectrum rules for the television band. Among the proposals under consideration are the sharing of the spectrum allocated to a television station among multiple stations, altering spacing among stations and interference protections between stations, and improving television reception in the VHF band so that remaining television stations would use VHF spectrum while freeing up UHF channels from 30 to 51. It is premature to reach any conclusions as to these proceedings and the eventual impact therefrom on the future of television broadcasting.

ITEM 1A. RISK FACTORS

While we have a history of losses in some periods and income in other periods, periods of losses, if continued, could adversely affect the market price of our securities and our ability to raise capital.

We had net losses of approximately $18.1 million, $50.1 million and $528.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. If we cannot generate profits or generate them on a consistent basis in the future, there could be an adverse effect on the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt as and when needed.

If we cannot raise required capital, we may have to reduce or curtail certain existing operations.

We require significant additional capital for general working capital and debt service needs. If our cash flow and existing working capital are not sufficient to fund our general working capital and debt service requirements, we will have to raise additional funds by selling equity, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives for raising additional funds may be available on acceptable terms to us or in amounts sufficient for us to meet our requirements. In addition, our ability to raise additional funds and engage in acquisitions is limited by the terms of the Indenture and the Credit Agreement. Our failure to obtain any required new financing may, if needed, require us to reduce or curtail certain existing operations.

Our substantial level of debt could limit our ability to grow and compete.

Our total indebtedness was approximately $401.0 million as of December 31, 2010. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of the Indenture and the Credit Agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets and our existing and future domestic subsidiaries to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If the amounts outstanding under our 2010 Credit Facility agreement are accelerated, our assets may not be sufficient to repay in full the money owed to such lenders.

Our substantial indebtedness could have important consequences to our business, such as:

•	preventing us, under the terms of the Indenture and the Credit Agreement, from obtaining additional financing to grow our business and compete effectively;

•

limiting our ability, as a practical matter, to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes; and

•	placing us at a disadvantage compared to those of our competitors who have less debt.

The Indenture, the Credit Agreement, or both, contain various covenants that limit management’s discretion in the operation of our business and could limit our ability to grow and compete.

Subject to certain limited exceptions, both the Indenture and the Credit Agreement contain various provisions that limit our ability to:

•	incur additional indebtedness;

•	incur liens;

•	merge, dissolve, consolidate, or sell all or substantially all of our assets;

•	make certain investments;

•	make certain restricted payments;

•	declare certain dividends or distributions or repurchase shares of our capital stock;

•	enter into certain transactions with affiliates; and

•	change the nature of our business.

In addition, the Indenture contains various provisions that limit our ability to:

•	apply the proceeds from certain asset sales other than in accordance with the terms of the Indenture; and

•	restrict dividends or other payments from subsidiaries.

In addition, the Credit Agreement contains various provisions that limit our ability to:

•	dispose of certain assets; and

•	amend our or any guarantor’s organizational documents of the Company in any way that is materially adverse to the lenders under our 2010 Credit Facility.

These provisions restrict our management’s ability to operate our business in accordance with management’s discretion and could limit our ability to do a number of things, including growing and competing effectively.

Moreover, if we fail to comply with any of the financial covenants or ratios under our 2010 Credit Facility, our lenders could:

•	Elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	Terminate their commitments, if any, to make further extensions of credit.

In addition, if our total leverage ratio exceeds 6.50 to 1.00 as of the end of the most recently completed fiscal quarter, the maximum principal outstanding amount of all loans under our 2010 Credit Facility cannot exceed $25.0 million. In the event that the maximum principal outstanding amount exceeds $25.0 million in that case, we must immediately prepay outstanding revolving loans in an amount sufficient to eliminate such excess.

Any such action by our lenders would have a material adverse effect on our overall business and financial condition.

In recent years, we have experienced net losses, primarily as a result of the current uncertain economic conditions. Were these conditions to continue for an extended period of time or worsen, our ability to comply with the Notes or our 2010 Credit Facility, including financial covenants and ratios, and continue to operate our business as it is presently conducted, could be jeopardized.

We reported a net loss of $18.1 million and had positive cash flow from operations of $37.1 million for the year ended December 31, 2010. We reported a net loss of $50.1 million and had positive cash flow from operations of $18.8 million for the year ended December 31, 2009. Additionally, as of December 31, 2010, we had an accumulated deficit of $930.8 million. If we were to again experience net losses and declining net revenue, there could be an adverse effect on our liquidity and capital resources. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to refinance our existing debt, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions could be consummated on terms satisfactory to us or at all. Any default under the Notes or our 2010 Credit Facility, inability to renegotiate such agreements if required, obtain additional financing if needed, or obtain waivers for any failure to comply with financial covenants and ratios would have a material adverse effect on our overall business and financial condition.

Our ability to generate the significant amount of cash needed to pay interest and principal on the Notes and service our other indebtedness and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. In addition, we may not be able to pay amounts due on our indebtedness.

As of December 31, 2010, we had outstanding total indebtedness of approximately $401.0 million. Our ability to make payments on and refinance our indebtedness, including the Notes and amounts borrowed under our 2010 Credit Facility and other financial obligations, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our 2010 Credit Facility or otherwise, in amounts sufficient to enable us to service our indebtedness, including the Notes and borrowings under our 2010 Credit Facility, or to fund our other liquidity needs. If events or circumstances occur such that we are not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to refinance our existing indebtedness, divest non-core assets or operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions could be consummated on terms satisfactory to us or at all. In addition, the current uncertain economic environment has had and may continue to have an impact on our liquidity and capital resources. Because of these and other factors beyond our control, we may be unable to pay the principal, premium (if any), interest or other amounts on our indebtedness.

Current uncertain economic conditions may have an adverse impact on our industry, business, results of operations or financial position.

The continuation or worsening of current uncertain economic conditions could have an adverse effect on the fundamentals of our business, results of operations and/or financial position. These conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the services, telecommunications, automotive, fast food and restaurant, and retail industries, which provide a significant amount of our advertising revenue. There can be no assurance that we will not experience any further material adverse effect on our business as a result of the current economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers or our financial condition, results of operations or the trading price of our securities. Potential consequences of the foregoing include:

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

•

our ability to pursue the acquisition or divestiture of television or radio assets may be limited, both as a result of these factors and, with respect to acquisitions, limitations contained in the Indenture and the Credit Agreement;

•	the possible further impairment of some or all of the value of our syndicated programming, goodwill and other intangible assets, including our broadcast licenses; and

•

the possibility that one or more of the lenders under our 2010 Credit Facility could refuse to fund its commitment to us or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

The recent recession and difficulties in the global capital and credit markets have adversely affected, and current uncertain economic conditions may continue to adversely affect, our business, as well as the industries of many of our customers, which are cyclical in nature.

Some of the markets in which our advertisers participate, such as the services, telecommunications, automotive, fast food and restaurant, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. Recent declines in consumer and business confidence and spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and can affect the profitability of our business. Our business is exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners. These conditions have resulted in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of customer advertising orders, cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. The reoccurrence of any of these conditions may adversely affect our cash flow, profitability and financial condition. During 2008 and 2009, as a result of the global financial crisis and recession, lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers reducing the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Although the markets have stabilized since 2009, future disruption of the credit markets and/or sluggish economic growth in future periods could adversely affect our customers’ access to credit which supports the continuation and expansion of their businesses and could result in advertising or broadcast cancellations or suspensions, payment delays or defaults by our customers.

Current uncertain economic conditions and their impact on consumer and general business confidence could negatively affect us.

Recent disruption in the financial markets has generally created increasingly difficult conditions for companies globally. Consumer confidence and business and consumer spending have been volatile during this period, and could remain so for an extended period. Consumer purchases of advertising time are sensitive to these conditions and may decline in future periods where disposable income is adversely affected or there is economic uncertainty. The tightening of credit in financial markets also adversely affects the ability of our customers to obtain financing for advertising purchases.

Adverse general economic conditions may cause potential customers to defer or forgo the purchase of advertising time. Moreover, insolvencies associated with the current or future economic downturns could adversely affect our business through the loss of carriers and clients or by hampering our ability to sell advertising or generate retransmission consent revenue. Further, reduced levels of staffing due to further layoffs could also have a negative impact on our business by spreading our personnel resources too thinly and not being able to cover all of our customer markets as effectively as in previous periods.

If our earnings were to decrease in future periods, it is possible that we would fail to comply with the terms of the Notes or our 2010 Credit Facility, which would have a significant adverse effect on us.

Current uncertain economic conditions may affect our financial performance or our ability to forecast our business with accuracy.

Our operations and performance depend significantly on U.S. and, to a lesser extent, international economic conditions and their impact on purchases of advertising by our customers. As a result of the global financial crisis, which was experienced on a broad and extensive scope and scale, and the recession in the United States, general economic conditions deteriorated significantly throughout 2008 and most of 2009, and may remain uncertain for the foreseeable future. In 2010, we experienced increased customer demand for advertising commitments in both our television and radio segments. However, excluding advertising solely attributable to the World Cup and political activity, we believe that demand was relatively flat for advertising during 2010. We further believe that this condition may continue in future periods, as our customers alter their purchasing activities in response to the new economic reality, and, among other things, our customers may change or scale back future purchases of advertising. Additionally, in 2011 we will not benefit from the occurrence of any of these periodic events and that may adversely impact advertising revenue. This uncertainty may affect our ability to prepare accurate financial forecasts or meet specific forecasted results. It is currently unclear as to what overall effect the current economic conditions and uncertainties will continue to have on the marketplace and our future business. If we are unable to adequately respond to or forecast further changes in demand for advertising if current economic conditions persist or deteriorate, our results of operations, financial condition and business prospects may be materially and adversely affected.

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

Depending upon our future results of operations, ability to further reduce costs as necessary and comply with our financing agreements, including financial covenants and ratios, we may require additional equity or debt financing. If future funds are raised through issuance of stock or convertible debt, these securities could have rights, privileges and preference senior to those of common stock. The sale of additional equity securities or securities convertible into or exchangeable for equity securities could also result in dilution to our current shareholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us or at all.

Any failure to maintain our FCC broadcast licenses could cause a default under our 2010 Credit Facility and cause an acceleration of our indebtedness.

Our 2010 Credit Facility requires us to maintain our FCC licenses. If the FCC were to revoke any of our material licenses, our lenders could declare all amounts outstanding under the 2010 Credit Facility to be immediately due and payable. If our indebtedness is accelerated, we may not have sufficient funds to pay the amounts owed.

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets. We have recently recorded impairments of our television and radio assets.

Goodwill and intangible assets totaled $283 million and $321 million at December 31, 2010 and 2009, respectively, primarily attributable to acquisitions in prior years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value. At least annually, we test our goodwill and indefinite lived intangible assets for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors.

In the fourth quarter of 2010, we determined that the carrying values of certain television and radio station FCC licenses and radio goodwill exceeded their fair values and we recognized an impairment charge of $36 million.

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

Univision is the holder of all of our issued and outstanding Class U common stock. Although the Class U common stock has limited voting rights and does not include the right to elect directors, Univision does have the right to approve any merger, consolidation or other business combination involving our company, any dissolution of our company and any assignment of the FCC licenses for any of our Univision-affiliated television stations. Univision’s ownership interest may have the effect of delaying, deterring or preventing a change in control of our company and may make some transactions more difficult or impossible to complete without Univision’s support or due to Univision’s then-existing media interests in applicable markets.

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

Our television stations compete for audiences and advertising revenue primarily on the basis of programming content and advertising rates. Audience ratings are a key factor in determining our television advertising rates and the revenue that we generate. If Univision’s programming success or ratings were to decline, it could lead to a reduction in our advertising rates and advertising revenue on which our television business depends. Univision’s relationships with Televisa and Venevision are important to Univision’s, and consequently our, continued success. If Televisa were to stop providing programming to Univision for any reason, and Univision were unable to provide us with replacement programming of comparable quality, it could have a material adverse effect on our business and results of operations. Additionally, by aligning ourselves closely with Univision, we might forego other opportunities that could diversify our television programming and avoid dependence on Univision’s television networks

Because three of our directors and officers, and stockholders affiliated with them, hold the majority of our voting power, they can ensure the outcome of most matters on which our stockholders vote.

As of December 31, 2010, Walter F. Ulloa, Philip C. Wilkinson and Paul A. Zevnik together held approximately 82% of the combined voting power of our outstanding shares of common stock. Each of Messrs. Ulloa, Wilkinson and Zevnik is a member of our board of directors, and Messrs. Ulloa and Wilkinson also serve as executive officers of our company. In addition to their shares of our Class A common stock, collectively they own all of the issued and outstanding shares of our Class B common stock, which have ten votes per share on any matter subject to a vote of the stockholders. Accordingly, Messrs. Ulloa, Wilkinson and Zevnik have the ability to elect each of the members of our board of directors. Messrs. Ulloa, Wilkinson and Zevnik have agreed contractually to vote their shares to elect themselves as directors of our company. Messrs. Ulloa, Wilkinson and Zevnik, acting in concert, also have the ability to control the outcome of most matters requiring stockholder approval. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of the company.

Stockholders who desire to change control of our company may be prevented from doing so by provisions of our second amended and restated certificate of incorporation and the agreement that governs our 2010 Credit Facility. In addition, other agreements contain provisions that could discourage a takeover.

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

In addition, the Credit Agreement contains limitations on our ability to enter into a change of control transaction. Under the Credit Agreement, the occurrence of a change of control would constitute an event of default permitting acceleration of our outstanding indebtedness.

If we do not successfully respond to rapid changes in technology and evolving industry trends, we may not be able to compete effectively.

Technology in the broadcast, entertainment and Internet industries is changing rapidly. Advances in technologies or alternative methods of content delivery, as well as certain changes in consumer or advertiser behavior driven by changes in these or other technologies and methods of delivery, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, DVD players and other personal video and audio systems (e.g., iPods), wireless devices, text messaging and downloading from the Internet. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis, and technologies which enable users to fast-forward or skip advertisements, such as DVRs (e.g., TiVo) and portable digital devices, may cause changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of portable digital devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations. Additionally, cable providers and direct-to-home satellite operators are developing new video compression technologies that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating such channels and potentially leading to increased competition for viewers in some of our markets. Our ability to adapt to changes in technology on a timely and effective basis and exploit new sources of revenue from these changes may affect our business prospects and results of operations.

If we cannot renew our FCC broadcast licenses, our broadcast operations would be impaired.

Our television and radio businesses depend upon maintaining our broadcast licenses, which are issued by the FCC. The FCC has the authority to renew licenses, not renew them, renew them only with significant qualifications, including renewals for less than a full term, or revoke them. Although we expect to renew all our FCC licenses in the ordinary course, we cannot assure investors that our future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations. Failing to renew any of our stations’ main licenses would prevent us from operating the affected stations, which could materially adversely affect our business, financial condition and results of operations. If we renew our licenses with substantial conditions or modifications (including renewing one or more of our licenses for less than the standard term of eight years), it could have a material adverse effect on our business, financial condition and results of operations.

Displacement of any of our low-power television stations could cause our ratings and revenue for any such station to decrease.

A significant portion of our television stations are licensed by the FCC for low-power service only. Our low-power television stations operate with less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations are treated as a secondary service. If any or all of our low-power stations are found to cause interference to full-power stations, owing to the relocation of full-power stations to fewer channels, we could be required to eliminate the interference or terminate service. In a few urban markets where we operate, including Washington, D.C. and San Diego, there are a limited number of alternative channels to which our low-power television stations can migrate. If we are unable to move the signals of our low-power television stations to replacement channels to the extent legally required, or such channels do not permit us to maintain the same level of service, we may be unable to maintain the viewership these stations currently have, which could harm our ratings and advertising revenue or, in the worst case, cause us to discontinue operations at these low-power television stations.

Because our full-power television stations rely on “retransmission consent” rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operations.

We no longer rely on “must carry” rights to obtain the retransmission of our full-power television stations on MVPDs. New laws or regulations could affect retransmission consent rights and the negotiating process between broadcasters and MVPDs.

Our low-power television stations do not have MVPD “must carry” rights. Some of our low-power television stations are carried on cable systems as they provide broadcast programming the cable systems desire and are part of the retransmission consent agreements we are party to. Where MVPDs are not contractually required to carry our low-power stations, we may face future uncertainty with respect to the availability of MVPD carriage for our low-power stations.

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

Retransmission consent revenue may not continue to grow at recent rates.

While we expect the amount of revenues generated from our retransmission consent agreements to continue to grow over the next fiscal year and beyond, the rate of growth of such revenue may not continue at recent and current rates.

Carriage of our signals on DBS services is subject to DBS companies providing local broadcast signals in the television markets we serve and our decision as to the terms upon which our signals will be carried.

The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allowed DBS television companies, which are currently DirecTV and EchoStar/Dish Network, for the first time to transmit local broadcast television station signals back to their subscribers in local markets. In exchange for this privilege, however, SHVIA required that in television markets in which a DBS company elects to pick up and retransmit any local broadcast station signals, the DBS provider must also offer to its subscribers signals from all other qualified local broadcast television stations in that market. Our broadcast television stations in markets for which DBS operators have elected to carry local stations have previously obtained carriage under this “carry one/carry all” rule.

SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, which expired in 2009. In May 2010, the Satellite Television Extension and Localism Act became law, providing a further five-year extension of the “carry one/carry all” rule, earlier adopted in SHVIA and SHVERA. To the extent we have decided to secure our carriage on DBS through retransmission consent agreements, the “carry one/carry all” rule no longer is relevant to us.

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

We rely on over-the-air spectrum which might be taken away, auctioned or be subject to other modification pursuant to an FCC-sanctioned process.

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

With the advent of mobile wireless communications and its use not only for voice but for broadband distribution, the need for spectrum has grown. The FCC is engaged in efforts related to the implementation of a national broadcast plan it has developed. The plan calls for an increase in the amount of spectrum available for use by wireless broadband services. Available sources of such spectrum are limited and the spectrum allotted for television broadcasting as a source for such spectrum repurposing has been identified as containing spectrum that the FCC believes should be recovered in part and made available for wireless broadband use. The FCC has indicated that any such repurposing would be voluntary and subject to the adoption of legislation by the Congress and that television broadcasters would not be required to return their spectrum. We expect that Congress will consider the form and structure of such voluntary auctions during 2011. However, it cannot be certain how the FCC’s efforts to secure additional spectrum for mobile wireless communications will affect television broadcasting, as it is dependent on whether voluntary auctions are authorized and the results thereof.

There are significant political, legal and technical issues to overcome before changes in spectrum use may occur. The loss of spectrum could have a significant impact on our television business as would the sale or auction of spectrum or the modification of the available spectrum.

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

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ending December 31, 2009
First Quarter	$1.75	$0.12
Second Quarter	$0.85	$0.21
Third Quarter	$2.08	$0.36
Fourth Quarter	$3.60	$1.68

Year Ending December 31, 2010
First Quarter	$3.55	$2.36
Second Quarter	$3.49	$1.92
Third Quarter	$2.40	$1.51
Fourth Quarter	$2.62	$1.92

As of March 1, 2011, there were approximately 194 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by Research Data Group, Inc., depicts our quarterly performance for the period from December 31, 2005 through December 31, 2010, as measured by total stockholder return on our Class A common stock compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

	12/05	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08
Entravision Communications Corporation	100.00	128.65	120.37	104.49	115.45	131.18	146.49	129.49	109.97	93.54
S&P 500	100.00	104.21	102.71	108.53	115.80	116.54	123.85	126.37	122.16	110.62
S&P Broadcasting	100.00	99.06	116.06	125.28	143.99	135.93	145.99	133.64	111.22	109.63

	6/08	9/08	12/08	3/09	6/09	9/09	12/09	3/10	6/10	9/10	12/10
Entravision Communications Corporation	56.46	37.78	21.91	3.65	6.74	24.30	47.75	38.76	29.63	27.95	36.10
S&P 500	107.60	98.60	76.96	68.49	79.40	91.79	97.33	102.57	90.85	101.11	111.99
S&P Broadcasting	110.67	106.00	62.05	29.57	53.59	93.74	109.70	109.63	108.47	132.10	142.02

Dividend Policy

We have never declared or paid any cash dividends on any class of our common stock. We currently intend to retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on any class of our common stock in the foreseeable future. Our future dividend policy will depend on factors considered relevant in the discretion of the Board of Directors, which may include, among other things, our earnings, capital requirements and financial condition. In addition, the Credit Agreement and the Indenture place certain restrictions on our ability to pay dividends on any class of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	9,296,705	(2)	$7.12	(3)	8,794,206
Employee Stock Purchase Plan	N/A	(4)	N/A	(4)	3,997,062
Equity compensation plans not approved by security holders	—		—		—

Total	9,296,705		$7.12		12,791,268

(1)	Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.
(2)	Includes an aggregate of 1,440,750 restricted stock units.
(3)	Weighted average exercise price of outstanding options; excludes restricted stock units.
(4)	Our 2001 Employee Stock Purchase Plan permits full-time employees to have payroll deductions made to purchase shares of our Class A common stock during specified purchase periods. The purchase price is the lower of 85% of (1) the fair market value per share of our Class A common stock on the last business day before the purchase period begins and (2) the fair market value per share of our Class A common stock on the last business day of the purchase period. Consequently, the price at which shares will be purchased for the purchase period currently in effect is not known.

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

On April 7, 2008, our Board of Directors approved an additional stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private purchases. As of December 31, 2008, we repurchased approximately 7.4 million shares at an average price of $2.67 for an aggregate purchase price of approximately $19.8 million. We repurchased an additional 0.4 million shares of our outstanding Class A common stock at an average price of $1.47 for an aggregate purchase price of approximately $0.5 million during the year ended December 31, 2009. We did not repurchase any shares of Class A common stock in 2010.

We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 and with respect to our consolidated balance sheets as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements not included herein. The consolidated statement of operations data for all prior periods has been reclassified to reflect the outdoor operations as discontinued operations (see Note 2 to Notes to Consolidated Financial Statements).

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

(In thousands, except share and per share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statements of Operations Data:
Net revenue	$200,476	$189,231	$232,335	$250,046	$255,134

Direct operating expenses	84,802	83,902	100,801	99,608	98,306
Selling, general and administrative expenses	38,046	38,278	43,709	44,267	46,260
Corporate expenses	18,416	14,918	17,117	17,353	17,520
(Gain) loss on sale of assets	—	—	—	—	(26,160)
Depreciation and amortization	19,229	21,033	23,412	22,565	21,769
Impairment charge	36,109	50,648	610,456	—	189,661

	196,602	208,779	795,495	183,793	347,356

Operating income (loss)	3,874	(19,548)	(563,160)	66,253	(92,222)
Interest expense	(24,429)	(27,948)	(43,093)	(49,405)	(29,431)
Interest income	260	459	1,894	4,809	1,602
Gain (loss) on debt extinguishment	(987)	(4,716)	9,813	—	—

Income (loss) before income taxes	(21,282)	(51,753)	(594,546)	21,657	(120,051)
Income tax (expense) benefit	3,376	1,917	70,086	18,047	(2,273)

Income (loss) before equity in net income (loss) of nonconsolidated affiliate and discontinued operations	(17,906)	(49,836)	(524,460)	39,704	(122,324)
Equity in net income (loss) of nonconsolidated affiliate	(180)	(236)	(166)	336	(152)

Income (loss) from continuing operations	(18,086)	(50,072)	(524,626)	40,040	(122,476)
Income (loss) from discontinued operations	—	—	(3,930)	(83,157)	(12,123)

Net income (loss) applicable to common stockholders	$(18,086)	$(50,072)	$(528,556)	$(43,117)	$(134,599)

Net income (loss) per share applicable to common stockholders, basic and diluted	$(0.21)	$(0.60)	$(5.84)	$(0.42)	$(1.27)

Weighted average common shares outstanding, basic	84,488,930	83,972,709	90,560,685	102,382,307	106,078,486

Weighted average common shares outstanding, diluted	84,488,930	83,972,709	90,560,685	103,020,657	106,078,486

	Years Ended December 31,
	2010	2009	2008	2007	2006
Other Data:
Capital expenditures	$7,177	$6,961	$16,860	$14,284	$21,885
Balance Sheet Data:
Cash and cash equivalents	$72,390	$27,666	$64,294	$86,945	$118,525
Total assets	490,810	487,927	592,983	1,366,148	1,418,664
Long-term debt, including current portion	396,119	363,949	406,523	484,078	497,770
Total stockholders' equity	$10,357	$25,235	$72,094	$657,810	$751,719

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2010, 2009 and 2008 and consolidated financial condition as of December 31, 2010 and 2009 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

OVERVIEW

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the year ended December 31, 2010 was $200.5 million. Of that amount, revenue generated by our television segment accounted for 66% and revenue generated by our radio segment accounted for 34%.

As of the date of filing this report, we own and/or operate 53 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 48 radio stations (37 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

We generate revenue primarilly from sales of national and local advertising time on television and radio stations, and from retransmission consent agreements. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We recognize retransmission consent revenue when it is accrued pursuant to the agreements we have entered into with respect to such revenue. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Additionally, revenue tends to be affected by the occurrence or non-occurrence in a given year of major sporting and political events, such as World Cup and major elections.

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

The comparability of our results between 2010 and 2009 is affected by acquisitions and dispositions in those periods. In those years, we primarily acquired new media properties in markets where we already owned existing media properties. While new media properties contribute to the financial results of their markets, we do not attempt to measure their effect as they typically are integrated into existing operations.

Highlights

During 2010, we saw stabilization in advertising, both in television and radio. Our revenues were positively affected by increased advertising, primarily relating to the World Cup, political activity and the 2010 census. In addition, we continued to generate increased retransmission consent revenue. Our audience shares remain strong in the nation's most densely populated Hispanic markets. Nonetheless, we believe that we will continue to face uncertainty in 2011 as our advertising customers continue to make difficult choices in the current uncertain economic environment and there is an absence of major sporting events and political activity.

Net revenue for our television segment increased to $132.6 million in 2010 from $124.4 million in 2009. This increase of $8.2 million, or 7%, in net revenue was primarily due to revenue from political advertising, retransmission consent revenue and revenue from World Cup advertising. We generated $13.7 million and $9.5 million in retransmission consent revenue for the years ended December 31, 2010 and 2009, respectively. We anticipate that retransmission consent revenue will continue to be a growing source of net revenues.

Net revenue for our radio segment increased to $67.9 million in 2010, from $64.8 million in 2009. This increase of $3.1 million, or 5%, in net revenue was primarily due to revenue from World Cup, political and census advertising.

Acquisitions and Dispositions

In April 2009, we acquired the assets of television station KREN-TV, serving the Reno, Nevada market for approximately $4.3 million. We reduced the carrying value of the assets of television station KREN-TV to its fair value of $1.6 million by recording a carrying value adjustment of $2.7 million. This charge is included in our consolidated statements of operations for continuing operations. We evaluated the transferred set of activities, assets, inputs and processes applied to these inputs in this acquisition and determined that the acquisition did not constitute a business. Currently, we are subject to certain limitations on acquisitions under the terms of the Indenture and the Credit Agreement. Please see “Liquidity and Capital Resources” below.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national and regional advertising sales on our Univision- and TeleFutura-affiliate television stations, and Entravision pays certain sales representation fees to Univision relating to national and regional advertising sales. During the years ended December 31, 2010 and 2009, the amount we paid Univision in this capacity was $8.8 and $6.6 million, respectively.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and TeleFutura-affiliated television station signals for a term of six years. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with cable and other television service providers. During the years ended December 31, 2010 and 2009, retransmission consent revenue accounted for approximately $13.7 million and $9.5 million, respectively.

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

RESULTS OF OPERATIONS

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, loss (gain) on sale of assets and impairment charge. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Years Ended December 31,			% Change 2010 to 2009	% Change 2009 to 2008
	2010	2009	2008
Net Revenue
Television	$132,561	$124,437	$145,938	7%	(15)%
Radio	67,915	64,794	86,397	5%	(25)%

Consolidated	200,476	189,231	232,335	6%	(19)%

Direct operating expenses
Television	52,882	52,424	64,095	1%	(18)%
Radio	31,920	31,478	36,706	1%	(14)%

Consolidated	84,802	83,902	100,801	1%	(17)%

Selling, general and administrative expenses
Television	20,249	20,279	22,120	(0)%	(8)%
Radio	17,797	17,999	21,589	(1)%	(17)%

Consolidated	38,046	38,278	43,709	(1)%	(12)%

Depreciation and amortization
Television	15,489	15,680	17,824	(1)%	(12)%
Radio	3,740	5,353	5,588	(30)%	(4)%

Consolidated	19,229	21,033	23,412	(9)%	(10)%

Segment operating profit
Television	43,941	36,054	41,899	22%	(14)%
Radio	14,458	9,964	22,514	45%	(56)%

Consolidated	58,399	46,018	64,413	27%	(29)%
Corporate expenses	18,416	14,918	17,117	23%	(13)%
Impairment charge	36,109	50,648	610,456	(29)%	(92)%

Operating income (loss)	$3,874	$(19,548)	$(563,160)	*	(97)%

Consolidated adjusted EBITDA (1)	$63,635	$55,312	$74,104	15%	(25)%

Capital expenditures
Television	$6,196	$5,839	$13,329
Radio	981	1,122	3,531

Consolidated	$7,177	$6,961	$16,860

Total assets
Television	$367,474	$348,191	$396,231
Radio	123,336	139,736	196,752

Consolidated	$490,810	$487,927	$592,983

*	Percentage not meaningful.
(1)

Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax benefit (expense), equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under our 2010 Credit Facility, our maximum allowed leverage ratio may not exceed 7.25 to 1. The actual leverage ratio was as follows (in each case as of December 31): 2010, 6.3 to 1; 2009, 6.6 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our 2010 Credit Facility in July 2010, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that the current covenant had been applicable for all periods presented.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax benefit (expense), equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Consolidated adjusted EBITDA (1)	$63,635	$55,312	$74,104
Interest expense	(24,429)	(27,948)	(43,093)
Interest income	260	459	1,894
Gain (loss) on debt extinguishment	(987)	(4,716)	9,813
Income tax benefit	3,376	1,917	70,086
Amortization of syndication contracts	(1,159)	(1,981)	(2,883)
Payments on syndication contracts	2,724	2,836	2,840
Non-cash stock-based compensation included in direct operating expenses	(454)	(854)	(633)
Non-cash stock-based compensation included in selling, general and administrative expenses	(897)	(1,142)	(794)
Non-cash stock-based compensation included in corporate expenses	(1,619)	(2,038)	(1,926)
Depreciation and amortization	(19,229)	(21,033)	(23,412)
Impairment charge	(36,109)	(50,648)	(610,456)
Reserve for note receivable	(3,018)	—	—
Reclassified items in discontinued operations	—	—	(3,930)
Equity in net income (loss) of nonconsolidated affiliates	(180)	(236)	(166)

Net income (loss)	(18,086)	(50,072)	(528,556)
Depreciation and amortization	19,229	21,033	23,412
Impairment charge	36,109	50,648	610,456
Deferred income taxes	(4,342)	(2,351)	(71,571)
Amortization of debt issue costs	1,140	402	459
Amortization of syndication contracts	1,159	1,981	2,883
Payments on syndication contracts	(2,724)	(2,836)	(2,840)
Equity in net (income) loss of nonconsolidated affiliate	180	236	166
Non-cash stock-based compensation	2,970	4,034	3,353
Loss (gain) on debt extinguishment	934	945	(9,813)
Reserve for note receivable	3,018	—	—
Change in fair value of interest rate swap agreements	(12,188)	(6,979)	11,648
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	(809)	—	—
(Increase) decrease in accounts receivable	2,091	570	11,156
(Increase) decrease in prepaid expenses and other assets	310	(484)	803
Increase (decrease) in accounts payable, accrued expenses and other liabilities	8,134	1,662	(6,065)
Effect of discontinued operations	—	—	(1,273)

Cash flows from operating activities	$37,125	$18,789	$44,218

(footnotes on preceding page)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated Operations

Net Revenue. Net revenue increased to $200.5 million for the year ended December 31, 2010 from $189.2 million for the year ended December 31, 2009, an increase of $11.3 million. Of the overall increase, $8.2 million came from our television segment and was primarily attributable to revenue from political advertising, retransmission consent revenue, and revenue from World Cup advertising. Additionally, $3.1 million of the overall increase came from our radio segment and was primarily attributable to revenue from World Cup, political and census advertising.

We currently anticipate that net revenue will increase for the full year 2011, primarily due to increased advertising revenue and increased retransmission consent revenue. However, we believe that we will continue to face a challenging advertising environment in 2011 as our advertising customers continue to make difficult choices in the current uncertain economic environment. Additionally, we will not benefit from periodic events such as the World Cup or political advertising that positively impacted advertising revenue in 2010.

Direct Operating Expenses. Direct operating expenses increased to $84.8 million for the year ended December 31, 2010 from $83.9 million for the year ended December 31, 2009, an increase of $0.9 million. Of the overall increase, $0.5 million came from our television segment and was primarily attributable to an increase in national representation fees and other expenses associated with the increase in net revenue, partially offset by a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009 and a decrease in syndication amortization. Additionally, $0.4 million of the overall increase came from our radio segment and was primarily attributable to an increase in national representation fees and an increase in ratings expense, partially offset by a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009. As a percentage of net revenue, direct operating expenses decreased to 42% for the year ended December 31, 2010 from 44% for the year ended December 31, 2009. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

We believe that direct operating expenses will continue to increase during 2011 primarily as a result of the partial restoration of employee salaries during the first quarter of 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $38.0 million for the year ended December 31, 2010 from $38.3 million for the year ended December 31, 2009, a decrease of $0.3 million. The overall decrease, $0.2 million came from our radio segment and was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009. Additionally, $0.1 million of the overall decrease came from our television segment and was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009. As a percentage of net revenue, selling, general and administrative expenses decreased to 19% for the year ended December 31, 2010 from 20% for the year ended December 31, 2009. Selling, general and administrative expenses as a percentage of net revenue decreased because selling, general and administrative expenses decreased while net revenue increased.

We believe that selling, general and administrative expenses will increase during 2011 primarily as a result of the partial restoration of employee salaries during the first quarter of 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Corporate Expenses. Corporate expenses increased to $18.4 million for the year ended December 31, 2010 from $14.9 million for the year ended December 31, 2009, an increase of $3.5 million. The increase was primarily attributable to creating a reserve for a $3.0 million note receivable, together with accrued interest, relating to the sale of our publishing segment in 2003. Excluding the note receivable reserve and accrued interest, corporate expenses increased to $15.4 million for the year ended December 31, 2010 from 14.9 million for the year ended December 31, 2009, an increase of $0.5 million. The increase was primarily attributable to indirect expenses relating to the issuance of the Notes. As a percentage of net revenue, corporate expenses increased to 9% for the year ended December 31, 2010 from 8% for the year ended December 31, 2009. Corporate expenses as a percentage of net revenue increased because the increase in corporate expenses outpaced the increase in net revenue.

We believe that corporate expenses will continue to increase during 2011 primarily as a result of increased professional fees.

Depreciation and Amortization. Depreciation and amortization decreased to $19.2 million for the year ended December 31, 2010 from $21.0 million for the year ended December 31, 2009, a decrease of $1.8 million. The decrease was primarily due to a decrease in radio depreciation as certain radio assets are now fully depreciated.

Impairment Charge. Continuing operations includes an impairment charge of $36.1 million for the year ended December 31, 2010, which was a result of a $9.9 million impairment of goodwill in our radio segment, a $2.6 million impairment of our radio FCC licenses and a $23.6 million impairment of our television FCC licenses. Continuing operations includes an impairment charge of $50.6 million for the year ended December 31, 2009, which was a result of a $47.9 million impairment of our radio FCC licenses and a $2.7 million impairment of our television FCC licenses.

Operating Income. As a result of the above factors, operating income was $3.9 million for the year ended December 31, 2010, compared to operating loss of $19.5 million for the year ended December 31, 2009.

Interest Expense. Interest expense decreased to $24.4 million for the year ended December 31, 2010 from $27.9 million for the year ended December 31, 2009, a decrease of $3.5 million. The decrease in interest expense was primarily attributable to the change in the fair value of our interest rate swap agreements.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $1.0 million related to unamortized finance costs under our previous amended syndicated bank credit facility agreement for the year ended December 31, 2010. We recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to our previous syndicated bank credit facility agreement for the year ended December 31, 2009.

Income Tax Expense. Income tax benefit for the year ended December 31, 2010 was $3.4 million. The effective income tax rate was lower than our expected statutory rate of approximately 38% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangibles. Income tax benefit for the year ended December 31, 2009 was $1.9 million. The effective income tax rate was 3.6%, which reflects a decrease to statutory rate of approximately 38% due to an increase in the valuation allowance.

As of December 31, 2010, we believe that our deferred tax assets will not be fully realized in the future and we are providing a full valuation allowance against those deferred tax assets. In determining our deferred tax assets subject to a valuation allowance, we excluded the deferred tax liabilities attributable to indefinite-lived intangibles.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $132.6 million for the year ended December 31, 2010 from $124.4 million for the year ended December 31, 2009, an increase of $8.2 million. The increase was primarily attributable to revenue from political advertising, retransmission consent revenue, and revenue from World Cup advertising. We generated a total of $13.7 million and $9.5 million in retransmission consent revenue for the years ended December 31, 2010 and 2009, respectively. We anticipate that retransmission consent revenue for the full year 2011 will be greater than it was for the full year 2010 and will continue to be a growing source of net revenues in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $52.9 million for the year ended December 31, 2010 from $52.4 million for the year ended December 31, 2009, an increase of $0.5 million. The increase was primarily attributable to an increase in national representation fees and other expenses associated with the increase in net revenue, partially offset by a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009 and a decrease in syndication amortization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $20.2 million for the year ended December 31, 2010 from $20.3 million for the year ended December 31, 2009, a decrease of $0.1 million. The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009.

Radio

Net Revenue. Net revenue in our radio segment increased to $67.9 million for the year ended December 31, 2010 from $64.8 million for the year ended December 31, 2009, an increase of $3.1 million. The increase was primarily attributable to revenue from World Cup, political and census advertising.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $31.9 million for the year ended December 31, 2010 from $31.5 million for the year ended December 31, 2009, an increase of $0.4 million. The increase was primarily attributable to an increase in national representation fees and an increase in ratings expense, partially offset by a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $17.8 million for the year ended December 31, 2010 from $18.0 million for the year ended December 31, 2009, a decrease of $0.2 million. The decrease was primarily attributable to a decrease in salary expense due to reductions in personnel and salary reductions implemented in 2009.

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

Impairment Charge. Continuing operations includes an impairment charge of $47.9 million related to our radio FCC licenses for the year ended December 31, 2009. Continuing operations also includes a carrying value adjustment of $2.7 million from our television segment for the year ended December 31, 2009. Continuing operations includes an impairment charge of $610.5 million for the year ended December 31, 2008, which was a result of a $133.5 million impairment of goodwill in our radio segment, a $413.0 million impairment of our radio FCC licenses, a $59.1 million impairment of our television FCC licenses and a $4.9 million impairment of our television syndicated programming contracts.

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

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. Although we had net losses of approximately $18.1 million, $50.1 million and $528.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, we had positive cash flow from operations of $37.1 million, $18.8 million and $44.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, and cash flows from operations. We currently anticipate that funds generated from operations and available borrowings under our 2010 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

Notes

On July 27, 2010, we completed the offering and sale of $400 million aggregate principal amount of our Notes. The Notes were issued at a discount of 98.722% of their principal amount and mature on August 1, 2017. Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. We received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness outstanding under our previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to offering of the Notes offering and for general corporate purposes.

The Notes are guaranteed on a senior secured basis by all of our existing and future wholly-owned domestic subsidiaries (the “Note Guarantors”). The Notes and the guarantees rank equal in right of payment to all of our and the guarantors’ existing and future senior indebtedness and senior in right of payment to all of our and the Note Guarantors’ existing and future subordinated indebtedness. In addition, the Notes and the guarantees are effectively junior: (i) to our and the Note Guarantors’ indebtedness secured by assets that are not collateral; (ii) pursuant to an Intercreditor Agreement entered into at the same time that we entered into the 2010 Credit Facility described below; and (iii) to all of the liabilities of any of our existing and future subsidiaries that do not guarantee the Notes, to the extent of the assets of those subsidiaries.

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

In addition, upon a change of control, as defined in the Indenture, we must make an offer to repurchase all Notes then outstanding, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest.

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

2010 Credit Facility

On July 27, 2010, we also entered into a new $50 million revolving credit facility and terminated the amended syndicated bank credit facility agreement (our “2010 Credit Facility”). Our 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. In addition, we may increase the aggregate principal amount of our 2010 Credit Facility by up to an additional $50 million, subject to our satisfying certain conditions.

Borrowings under our 2010 Credit Facility bear interest at either: (i) the Base Rate (as defined in the agreement governing our 2010 Credit Facility (the “Credit Agreement”) plus a margin of 3.375% per annum; or (ii) LIBOR plus a margin of 4.375% per annum. We have not drawn on our 2010 Credit Facility.

Our 2010 Credit Facility is guaranteed on a senior secured basis by all of our existing and future wholly-owned domestic subsidiaries (the “Credit Guarantors”), which are also the Note Guarantors (collectively, the “Guarantors”). Our 2010 Credit Facility is secured on a first priority basis by our and the Credit Guarantors’ assets, which also secure the Notes. Our borrowings, if any, under our 2010 Credit Facility rank senior to the Notes upon the terms set forth in the Intercreditor Agreement that we entered into in connection with our 2010 Credit Facility.

The Credit Agreement also requires compliance with certain financial covenants, relating to total leverage ratio, fixed charge coverage ratio, cash interest coverage ratio and revolving credit facility leverage ratio. The covenants become increasingly restrictive in the later years of our 2010 Credit Facility.

Upon an event of default, as defined in the Credit Agreement, the lenders may, among other things, suspend or terminate their obligation to make further loans to us and/or declare all amounts then outstanding under our 2010 Credit Facility to be immediately due and payable. The Credit Agreement also contains additional provisions that are customary for an agreement of this type, including indemnification by us and the Credit Guarantors.

In connection with our entering into the Indenture and the Credit Agreement, we and the Guarantors also entered into the following agreements:

•

A Security Agreement, pursuant to which we and the Guarantors each granted a first priority security interests in the collateral securing the Notes and our 2010 Credit Facility for the benefit of the holders of the Notes and the lenders under our 2010 Credit Facility; and

•

An Intercreditor Agreement, in order to define the relative rights of the holders of the Notes and the lenders under our 2010 Credit Facility with respect to the collateral securing our and the Guarantors’ respective obligations under the Notes and our 2010 Credit Facility; and

•	A Registration Rights Agreement, pursuant to which we registered the Notes and successfully conducted an exchange offering for the Notes in unregistered form, as originally issued.

As a result of the termination of our previous syndicated bank credit facility, discussed below, we are no longer subject to the financial covenants associated with the syndicated bank credit facility. However, subject to certain exceptions, the Indenture, the 2010 Credit Agreement, or both, contain certain covenants that limit our ability, among other things, to:

•	incur additional indebtedness;

•	incur liens;

•	merge, dissolve, consolidate, or sell all or substantially all of our assets;

•	make certain investments;

•	make certain restricted payments;

•	declare certain dividends or distributions or repurchase shares of our capital stock;

•	enter into certain transactions with affiliates; and

•	change the nature of our business.

In addition, the Indenture contains various provisions that limit our ability to:

•	apply the proceeds from certain asset sales other than in accordance with the terms of the Indenture; and

•	restrict dividends or other payments from subsidiaries.

In addition, the Credit Agreement contains various provisions that limit our ability to:

•	dispose of certain assets; and

•	amend our or any guarantor’s organizational documents of the Company in any way that is materially adverse to the lenders under our 2010 Credit Facility.

Moreover, if we fail to comply with any of the financial covenants or ratios under our 2010 Credit Facility, our lenders could:

•	Elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	Terminate their commitments, if any, to make further extensions of credit.

In addition, if our total leverage ratio exceeds 6.50 to 1.00 as of the end of the most recently completed fiscal quarter, the maximum principal outstanding amount of all loans under our 2010 Credit Facility cannot exceed $25.0 million. In the event that the maximum principal outstanding amount exceeds $25.0 million in that case, we must immediately prepay outstanding revolving loans in an amount sufficient to eliminate such excess.

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

We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through December 31, 2010.

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

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $63.6 million for the year ended December 31, 2010 from $55.3 million for the year ended December 31, 2009, an increase of $8.3 million, or 15%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 32% for the year ended December 31, 2010 from 29% for the year ended December 31, 2009.

We define consolidated adjusted EBITDA as net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax benefit (expense), equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax benefit (expense), equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under our 2010 Credit Facility, our maximum allowed leverage ratio may not exceed 7.25 to 1. The actual leverage ratio was as follows (in each case as of December 31): 2010, 6.3 to 1; 2009, 6.6 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our 2010 Credit Facility in July 2010, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that our current definition had been applicable for all periods presented.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, loss on debt extinguishment, loss from discontinued operations, income tax benefit (expense), equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 48.

Cash Flow

Net cash flow provided by operating activities was $37.1 million for the year ended December 31, 2010 compared to net cash flow provided by operating activities of $18.8 million for the year ended December 31, 2009. Our net loss of $18.1 million for the year ended December 31, 2010 was primarily a result of non-cash expenses, including an impairment charge of $36.1 million and depreciation and amortization expense of $19.2 million. Our net loss of $50.1 million for the year ended December 31, 2009 was primarily a result of non-cash expenses, including an impairment charge of $50.6 million and depreciation and amortization expense of $21.0 million. We expect to continue to have positive cash flow from operating activities for 2011.

Net cash flow used in investing activities was $8.7 million for the year ended December 31, 2010, compared to net cash flow used by investing activities of $10.8 million for the year ended December 31, 2009. During the year ended December 31, 2010, we spent $8.7 million on net capital expenditures and intangible assets. During the year ended December 31, 2009, we spent $6.8 million on net capital expenditures and $4.1 million related to the acquisition of television assets in Reno, Nevada. These capital expenditures were paid out of net cash flow from operations. We anticipate that our capital expenditures will be approximately $8 million during 2011.

Net cash flow provided by financing activities was $16.2 million for the year ended December 31, 2010, compared to net cash flow used by financing activities of $44.6 million for the year ended December 31, 2009. During the year ended December 31, 2010, we received $387.9 million of proceeds from the sale of the Notes (net of bond discount of $5.1 million and fees of $7.0 million), paid $367.0 million to repay all indebtedness outstanding under our previous syndicated bank credit facility and related interest rate swap agreements and paid an additional $4.9 million in expenses related to the Notes. During the year ended December 31, 2009, we made net debt payments of $42.6 million, paid $1.2 million in fees and expenses related to the amendment of our syndicated bank credit facility, repurchased 1.2 million shares of our Class A common stock for $1.1 million including transaction fees and received net proceeds of $0.3 million from the sale of shares issued under our 2001 Employee Stock Purchase Plan.

In order to increase our high definition programming in the future, we intend to continue construction at our production control facilities in 2011 and 2012. We currently expect that the total cost of this high definition upgrade at our local studio and control facilities will be approximately $3 million. We intend to finance the high definition upgrade by using net cash flow from operations.

Commitments and Contractual Obligations

We have agreements with certain media research and ratings providers, expiring at various dates through December 2011, to provide television and radio audience measurement services. We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through November 2050.

Our material contractual obligations at December 31, 2010 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
2010 Credit Facility and other borrowings and related interest (1)	$646,000	$36,000	$70,000	$70,000	$470,000
Media research and ratings providers (2)	36,364	11,670	11,966	12,728	—
Operating leases and other material non-cancelable contractual obligations (2) (3)	54,060	9,146	13,702	10,933	20,279

Total contractual obligations	$736,424	$56,816	$95,668	$93,661	$490,279

(1)	These amounts represent estimated future cash interest payments related to our 2010 Credit Facility and other borrowings. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events. Please refer to 2010 Credit Facility above for interest terms.
(2)	Does not include month-to-month leases.
(3)	Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.9 million of liabilities related to uncertain tax positions have been excluded from the table above.

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

Goodwill impairment testing is a two-step process. The first step is a comparison of the fair values of our reporting units to their respective carrying amounts. We have determined that each of our operating segments is a reporting unit. If a reporting unit’s estimated fair value is equal to or greater than that reporting unit’s carrying value, no impairment of goodwill exists and the testing is complete at the first step. However, if the reporting unit’s carrying amount is greater than the estimated fair value, the second step must be completed to measure the amount of impairment of goodwill, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. If the implied fair value of goodwill is less than the carrying value of goodwill, then an impairment exists and an impairment loss is recorded for the amount of the difference. As of December 31, 2010, we had $35.9 million of goodwill in our television reporting unit. The fair value of our television reporting unit was greater than the carrying value by 78%. Therefore, we do not believe that we are at risk of failing step one of the goodwill impairment test in our television reporting unit for at least the foreseeable future. If the fair value of our television reporting unit is less than the carrying value in future periods, we would, at that time, have to proceed to the second step of the goodwill impairment testing process. We wrote down the remaining radio goodwill to $0 during our 2010 annual impairment test so we do not have any goodwill in our radio reporting unit at December 31, 2010.

The estimated fair value of goodwill is determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to each reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to our reporting units. The market approach requires us to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums. The current economic conditions have led to a decrease in the number of comparable transactions, which makes the market approach of comparable transactions and transaction premiums more difficult to estimate than in previous years.

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

Given the uncertainties of the current economic environment and the impact it has had, and may continue to have, on our business, there can be no assurance that our estimates and assumptions made for the purpose of our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding internal forecasts of future performance of our business as a whole or of our units are not achieved, if market conditions change and affect the discount rate, or if there are lower comparable transactions and transaction premiums, we may be required to record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future change in our assumptions would have an adverse impact on our valuation models and result in impairment, or if it does, whether such impairment charge would be material.

Indefinite Life Intangible Assets

We believe that our broadcast licenses are indefinite life intangible assets. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to future cash flows. The evaluation of impairment for indefinite life intangible assets is performed by a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The unit of accounting used to test broadcast licenses represents all licenses owned and operated within an individual market cluster, because such licenses are used together, are complimentary to each other and are representative of the best use of those assets. Our individual market clusters consist of cities or nearby cities. We test our broadcasting licenses for impairment based on certain assumptions about these market clusters. We wrote down the carrying value of certain broadcast licenses in our television and radio reporting units to fair value during our 2010 annual impairment test.

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions we make about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

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

Derivative Instruments

ASC 820, “Fair Value Measurements and Disclosures”, requires us to recognize all of our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.

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

For the year ended December 31, 2010, we recognized a decrease of $13.4 million in interest expense related to the increase in fair value of the interest rate swap agreements. For the year ended December 31, 2009, the Company recognized a decrease of $7.0 million in interest expense related to the increase in fair value of the interest rate swap agreements.

We terminated the swap agreements effective July 27, 2010, so there is no balance as of December 31, 2010. As of December 31, 2009, the fair value of the interest rate swap agreements was a liability of $16.2 million and is classified in other liabilities on the balance sheet.

Discontinued Operations

We sold the outdoor advertising business in May of 2008 and no longer have outdoor operations. In accordance with ASC 205-20, “Discontinued Operations, we have reported the results of the outdoor advertising business for all periods presented in discontinued operations within the consolidated statements of operations. In the statements of cash flows, the cash flows of discontinued operations have been reclassified for all periods presented and are separately classified within the respective categories with those of continuing operations.

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

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

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

Television

In calculating the estimated fair value of our television reporting unit and FCC licenses, we used models that rely on various assumptions, such as future cash flows, discount rates and multiples. The estimates of future cash flows assume that the television segment revenues will increase significantly faster than the increase in the television expenses, and therefore the television assets will also increase in value. If any of the estimates of future cash flows, discount rates, multiples or assumptions were to change in any future valuation, it could affect our impairment analysis and cause us to record an additional expense for impairment.

We conducted our annual review of our television reporting unit and determined that the fair value of our television reporting unit exceeded the carrying value. The fair value of the television reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The market-based approach used comparable company earnings multiples. Based on the assumptions and estimates described above, we determined that our television reporting unit fair value exceeded its carrying value so no impairment of goodwill was recorded.

We conducted a review of our television indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we recognized impairment charges of $24 million relating to television FCC licenses in the fourth quarter of 2010.

Radio

In calculating the estimated fair value of our radio reporting unit and FCC licenses, we used models that rely on various assumptions, such as future cash flows, discount rates and multiples. The estimates of future cash flows assume that the radio segment revenues will increase significantly faster than the increase in the radio expenses, and therefore the radio assets will also increase in value. If any of the estimates of future cash flows, discount rates, multiples or assumptions were to change in any future valuation, it could affect our impairment analysis and cause us to record an additional expense for impairment.

We conducted our annual review of our radio reporting unit and determined that the carrying value of our radio reporting unit exceeded the fair value. The fair value of the radio reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The market-based approach used comparable company earnings multiples. Based on the assumptions and estimates described above, we determined that our radio reporting unit carrying value exceeded its fair value and we recognized a goodwill impairment charge of $10 million in the fourth quarter of 2010.

We conducted a review of our radio indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we recognized impairment charges of $3 million relating to radio FCC licenses in the fourth quarter of 2010.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2010. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

Interest Rates

On July 27, 2010, we completed the offering and sale of $400 million aggregate principal amount of our Notes. The Notes were issued at a discount of 98.722% of their principal amount and mature on August 1, 2017. Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. We received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness outstanding under our previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to offering of the Notes offering and provide capital for general corporate purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-61.

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

Our disclosure controls and procedures are designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Our independent registered public accounting firm, McGladrey & Pullen, LLP, which has audited and reported on our financial statements, issued an attestation report regarding our internal controls over financial reporting as of December 31, 2010. McGladrey & Pullen, LLP’s report is included in this annual report below.

Remediation of Material Weakness

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

To address this material weakness, in the third quarter of 2010 management implemented a change in our internal control over financial reporting by engaging a national professional services firm with expertise in the preparation and review of corporate tax provisions to provide an external review of our tax provision before it is finalized. This firm conducted such a review for the three-month period ended September 30, 2010 and the year ended December 31, 2010, and will continue to provide such review services in future periods. This firm will also serve as a resource in the preparation of future quarterly and annual income tax provisions. We believe that this change has strengthened our internal control over financial reporting and remediated the material weakness we previously identified.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Entravision Communications Corporation

We have audited Entravision Communications Corporation's and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Entravision Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Entravision Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entravision Communications Corporation and subsidiaries and the related consolidated statement of operations, stockholders’ equity and cash flows, and our report dated March 11, 2011 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Los Angeles, California

March 11, 2011

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and matters pertaining to our corporate governance policies and procedures are set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Directors” and “Corporate Governance” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders scheduled to be held on May 26, 2011. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

2.1(1)	Asset Purchase Agreement dated as of July 25, 2005 by and among Entravision Holdings, LLC, Entravision Communications Corporation, Univision Radio License Corporation and Univision Communications Inc.

2.2(2)	Stock Purchase Agreement dated as of February 28, 2008 among Entravision Communications Corporation, Z-Spanish Media Corporation, Inc., Vista Media Group, Inc. and Lamar Advertising of Penn, LLC

3.1(3)	Second Amended and Restated Certificate of Incorporation

3.2(4)	Third Amended and Restated Bylaws, as adopted on December 9, 2005

3.3(20)	First Amendment to Third Amended and Restated Bylaws

10.1(5)†	2000 Omnibus Equity Incentive Plan

10.2(6)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(5)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(1)†	Employment Agreement effective as of August 1, 2005 by and between the registrant and Walter F. Ulloa

10.5(1)†	Employment Agreement effective as of August 1, 2005 by and between the registrant and Philip C. Wilkinson

10.6(23)†	Employment Agreement effective as of January 1, 2010 by and between the registrant and Jeffery A. Liberman

Exhibit Number	Exhibit Description

10.7(8)†	Executive Employment Agreement effective as of December 1, 2005 by and between the registrant and John F. DeLorenzo

10.8(9)†	Separation and Transition Agreement effective as of April 11, 2008 by and between the registrant and John F. DeLorenzo

10.9(9)†	Executive Employment Agreement effective as of May 12, 2008 between the registrant and Christopher T. Young

10.10(10)†	Form of Indemnification Agreement for officers and directors of the registrant

10.11(5)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.12(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.13(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.14(5)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.15(11)	First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.16(8)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.17(12)	Limited Liability Company Agreement of Lotus/Entravision Reps LLC dated as of August 10, 2001

10.18(13)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.19(13)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.20(3)†	2004 Equity Incentive Plan

10.21(14)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.22(15)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.23(6)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.24(16)†	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.25(17)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.26(18)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.27(19)†	Summary of Non-Employee Director Compensation

10.28(21)	Indenture, dated as of July 27, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee

10.29(22)	Purchase Agreement, dated July 22, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Citigroup Global Markets, Inc., as representatives of the initial purchasers

Exhibit Number	Exhibit Description

10.30(22)	Registration Rights Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Citigroup Global Markets, Inc., as representatives of the initial purchasers

10.31(22)	Credit Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner

10.32(22)	Security Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Collateral Trustee

10.33(22)	Collateral Trust and Intercreditor Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, the guarantors from time to time party thereto, Wells Fargo Bank, National Association, as Trustee under the Indenture, the Administrative Agent, the other Priority Debt Representatives from time to time party thereto and General Electric Capital Corporation, as Collateral Trustee

21.1*	Subsidiaries of the registrant

23.1*	Consent of McGladrey & Pullen LLP

23.2*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(5)	Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.

(8)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.
(11)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(12)	Incorporated by reference from our Registration Statement on Form S-3, No. 333-81652, filed with the SEC on January 30, 2002, as amended by Post-Effective Amendment No. 1 thereto, filed with the SEC on February 25, 2002.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(15)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 4, 2006.
(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2007
(18)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 11, 2008.
(19)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 17, 2006.
(20)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 11, 2009.
(21)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 27, 2010.
(22)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2010.
(23)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on March 31, 2010.

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 11, 2011

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

Signature	Title	Date
/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 11, 2011

/s/ PHILIP C. WILKINSON Philip C. Wilkinson	President, Chief Operating Officer and Director	March 11, 2011

/s/ CHRISTOPHER T. YOUNG Christopher T. Young	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 11, 2011

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 11, 2011

/s/ DARRYL B. THOMPSON Darryl B. Thompson	Director	March 11, 2011

/s/ ESTEBAN E. TORRES Esteban E. Torres	Director	March 11, 2011

/s/ GILBERT R. VASQUEZ Gilbert R. Vasquez	Director	March 11, 2011

ENTRAVISION COMMUNICATIONS CORPORATION

Other Financial Statements of Entravision Communications Corporation’s Subsidiary, Entravision Holdings, LLC

The following financial statements for Entravision Communications Corporation’s wholly owned subsidiary, Entravision Holdings, LLC, are included pursuant to Regulation S-X, Rule 3-16, “Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.”

ENTRAVISION HOLDINGS, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Entravision Communications Corporation

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedule of Entravision Communications Corporation listed in Item 15(a) for each of the two years ended December 31, 2010. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also audited the condensed financial information pursuant to Rule 3-10 of Regulation S-X for the years ended December 31, 2010, 2009, and 2008 which have been included in Note 16 to the consolidated financial statements taken as a whole. We were not engaged to audit, review or apply any procedures to the 2008 consolidated financial statements of the Company other than with respect to Note 16 and accordingly, we do not express an opinion or any form of assurance on the 2008 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Entravision Communications Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of Entravision Communications Corporation’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Los Angeles, California

March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entravision Communications Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), before the inclusion of the Condensed Consolidating Financial Information presented in Note 16, present fairly, in all material respects, the results of operations and cash flows of Entravision Communications Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America (the 2008 financial statements before the inclusion of the Condensed Consolidating Financial Information presented in Note 16 are not presented herein). In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended December 31, 2008, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the inclusion of the Condensed Consolidating Financial Information presented in Note 16. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the inclusion of the Condensed Consolidating Financial Information described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009, the Company has restated its 2008 consolidated financial statements and financial statement schedule to correct an error.

We were not engaged to audit, review, or apply any procedures with respect to the Condensed Consolidating Financial Information presented in Note 16 and accordingly, we do not express an opinion or any other form of assurance about the information included therein. The Condensed Consolidated Financial Information presented in Note 16 was audited by other auditors for all periods presented.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 16, 2009, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009, as to which the date is March 31, 2010

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(In thousands, except share and per share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$72,390	$27,666
Restricted cash	809	—
Trade receivables, net of allowance for doubtful accounts of $5,099 and $5,105 (including related parties of $5,315 and $4,496)	41,552	44,674
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,867	5,803

Total current assets	121,618	78,143
Property and equipment, net	71,777	80,446
Intangible assets subject to amortization, net (including related parties of $25,880 and $27,841)	26,615	28,757
Intangible assets not subject to amortization	220,023	246,199
Goodwill	35,912	45,845
Other assets	14,865	8,537

Total assets	$490,810	$487,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$1,000	$1,000
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $4,683 and $4,262)	38,550	47,669

Total current liabilities	39,668	48,787
Long-term debt, less current maturities, net of bond discount of $4,881 and $0 (including related parties of $0 and $1,000)	395,119	362,949
Other long-term liabilities	10,294	12,258
Deferred income taxes	35,372	38,698

Total liabilities	480,453	462,692

Commitments and contingencies (note 9)
Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2010 52,978,304; 2009 51,807,122	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2010 22,188,161; 2009 22,587,433	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2010 and 2009 9,352,729	1	1
Additional paid-in capital	941,171	937,963
Accumulated deficit	(930,822)	(912,736)

Total stockholders’ equity	10,357	25,235

Total liabilities and stockholders’ equity	$490,810	$487,927

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2010, 2009 and 2008

(In thousands, except share and per share data)

	2010	2009	2008
Net revenue (including related parties of $0, $0, and $182)	$200,476	$189,231	$232,335

Expenses:
Direct operating expenses (including related parties of $10,857, $8,105, and $11,455) (including non-cash stock-based compensation of $454, $854 and $633)	84,802	83,902	100,801
Selling, general and administrative expenses (including non-cash stock-based compensation of $897, $1,142, and $794)	38,046	38,278	43,709
Corporate expenses (including non-cash stock-based compensation of $1,619, $2,038, and $1,926)	18,416	14,918	17,117
Depreciation and amortization (includes direct operating of $13,545, $15,454, and $18,344; selling, general and administrative of $3,557, $4,328, and $3,991; and corporate of $2,127, $1,251, and $1,077) (including related parties of $3,211, $2,320, and $2,320)	19,229	21,033	23,412
Impairment charge	36,109	50,648	610,456

	196,602	208,779	795,495

Operating income (loss)	3,874	(19,548)	(563,160)
Interest expense (including related parties of $83, $118, and $199)	(24,429)	(27,948)	(43,093)
Interest income	260	459	1,894
Gain (loss) on debt extinguishment	(987)	(4,716)	9,813

Income (loss) before income taxes	(21,282)	(51,753)	(594,546)
Income tax (expense) benefit	3,376	1,917	70,086

Income (loss) before equity in net income (loss) of nonconsolidated affiliate and discontinued operations	(17,906)	(49,836)	(524,460)
Equity in net income (loss) of nonconsolidated affiliate	(180)	(236)	(166)

Income (loss) from continuing operations	(18,086)	(50,072)	(524,626)
Income (loss) from discontinued operations, net of tax (expense) benefit of $0, $0, and ($353)	—	—	(3,930)

Net income (loss) applicable to common stockholders	$(18,086)	$(50,072)	$(528,556)

Basic and diluted earnings per share:
Income (loss) per share from continuing operations applicable to common stockholders, basic and diluted	$(0.21)	$(0.60)	$(5.79)

Income (loss) per share from discontinued operations, basic and diluted	$—	$—	$(0.04)

Net income (loss) per share applicable to common stockholders, basic and diluted	$(0.21)	$(0.60)	$(5.84)

Weighted average common shares outstanding, basic and diluted	84,488,930	83,972,709	90,560,685

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2010, 2009 and 2008

(In thousands, except share data)

	Number of Common Shares				Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total
	Class A	Class B	Class U	Treasury Stock	Class A	Class B	Class U
Balance, December 31, 2007	57,740,370	22,887,433	17,152,729	2,060,001	$6	$2	$2	$991,908	$(334,108)	$657,810

Issuance of common stock upon exercise of stock options or awards of restricted stock units	38,000	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	182,318	—	—	—	—	—	—	785	—	785
Stock-based compensation expense, net	—	—	—	—	—	—	—	3,272	—	3,272
Repurchase of Class A common stock	(12,083,288)	—	—	12,083,288	(1)	—	—	(50,836)	—	(50,837)
Repurchase of Class U common stock	—	—	(1,500,000)	—	—	—	—	(10,380)	—	(10,380)
Retirement of treasury stock	—	—	—	(14,143,289)	—	—	—	—	—	—
Net income (loss) for the year ended December 31, 2008	—	—	—	—	—	—	—	—	(528,556)	(528,556)

Balance, December 31, 2008	45,877,400	22,887,433	15,652,729	—	$5	$2	$2	$934,749	$(862,664)	$72,094

Issuance of common stock upon exercise of stock options or awards of restricted stock units	54,200	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	508,202	—	—	—	—	—	—	255	—	255
Stock-based compensation expense, net	—	—	—	—	—	—	—	4,034	—	4,034
Repurchase of Class A common stock	(1,232,680)	—	—	1,232,680	—	—	—	(1,075)	—	(1,075)
Retirement of treasury stock	—	—	—	(1,232,680)	—	—	(1)	—	—	(1)
Class B common stock exchanged for Class A common stock	300,000	(300,000)	—	—	—	—	—	—	—	—
Class U common stock exchanged for Class A common stock	6,300,000	—	(6,300,000)	—	—	—	—	—	—	—
Net income (loss) for the year ended December 31, 2009	—	—	—	—	—	—	—	—	(50,072)	(50,072)

Balance, December 31, 2009	51,807,122	22,587,433	9,352,729	—	$5	$2	$1	$937,963	$(912,736)	$25,235

Issuance of common stock upon exercise of stock options or awards of restricted stock units	771,910	—	—	—	—	—	—	237	—	237
Stock-based compensation expense, net	—	—	—	—	—	—	—	2,971	—	2,971
Class B common stock exchanged for Class A common stock	399,272	(399,272)	—	—	—	—	—	—	—	—
Net income (loss) for the year ended December 31, 2010	—	—	—	—	—	—	—	—	(18,086)	(18,086)

Balance, December 31, 2010	52,978,304	22,188,161	9,352,729	—	$5	$2	$1	$941,171	$(930,822)	$10,357

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(18,086)	$(50,072)	$(528,556)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,229	21,033	23,412
Impairment charge	36,109	50,648	610,456
Deferred income taxes	(4,342)	(2,351)	(71,571)
Amortization of debt issue costs	1,140	402	459
Amortization of syndication contracts	1,159	1,981	2,883
Payments on syndication contracts	(2,724)	(2,836)	(2,840)
Equity in net (income) loss of nonconsolidated affiliate	180	236	166
Non-cash stock-based compensation	2,970	4,034	3,353
(Gain) loss on debt extinguishment	934	945	(9,813)
Reserve for note receivable	3,018	—	—
Change in fair value of interest rate swap agreements	(12,188)	(6,979)	11,648
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	(809)	—	—
(Increase) decrease in accounts receivable	2,091	570	11,156
(Increase) decrease in prepaid expenses and other assets	310	(484)	803
Increase (decrease) in accounts payable, accrued expenses and other liabilities	8,134	1,662	(6,065)
Effect of discontinued operations	—	—	(1,273)

Net cash provided by (used in) operating activities	37,125	18,789	44,218

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	—	122	101,498
Purchases of property and equipment and intangibles	(8,650)	(10,965)	(16,873)
Purchase of a business	—	—	(22,885)
Deposits on acquisitions	—	—	(200)
Effect of discontinued operations	—	—	(194)

Net cash provided by (used in) investing activities	(8,650)	(10,843)	61,346

Cash flows from financing activities:
Proceeds from issuance of common stock	239	255	785
Payments on long-term debt	(362,949)	(42,572)	(67,702)
Termination of swap agreements	(4,039)	—	—
Repurchase of Class U common stock	—	—	(10,380)
Repurchase of Class A common stock	—	(1,075)	(50,837)
Proceeds from borrowings on long-term debt	394,888	—	—
Excess tax benefits from exercise of stock options	—	—	(81)
Payments of capitalized debt offering costs	(11,890)	(1,182)	—

Net cash provided by (used in) financing activities	16,249	(44,574)	(128,215)

Net increase (decrease) in cash and cash equivalents	44,724	(36,628)	(22,651)
Cash and cash equivalents:
Beginning	27,666	64,294	86,945

Ending	$72,390	$27,666	$64,294

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$30,805	$31,739	$32,098

Income taxes	$966	$434	$1,566

Supplemental disclosures of non-cash investing and financing activities:
Consolidation of television assets in the Reno, Nevada market	$—	$—	$3,800

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter, individually and collectively, the “Company”) is a diversified Spanish-language media company utilizing a combination of television and radio operations to reach Hispanic consumers in the United States. The Company’s management has determined that the Company operates in two reportable segments as of December 31, 2010, based upon the type of advertising medium, which consist of television broadcasting and radio broadcasting. As of December 31, 2010, the Company owns and/or operates 53 primary television stations located primarily in the southwestern United States, consisting primarily of Univision Communications Inc. (“Univision”) affiliated stations. Radio operations consist of 48 operational radio stations, 37 FM and 11 AM, in 19 markets located primarily in the southwestern United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

The Company sold the outdoor advertising business in May 2008 and no longer has outdoor operations. In accordance with ASC 205-20, “Discontinued Operations”, the Company has reported the results of its outdoor advertising operations for all periods in discontinued operations within the consolidated statements of operations. In the statements of cash flows, the cash flows of discontinued operations have been reclassified for all periods presented and are separately classified within the respective categories with those of continuing operations.

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

Variable Interest Entities

The Company performs a qualitative analysis to determine if it is the primary beneficiary of a variable interest entity. This analysis includes consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. The Company continuously reassesses whether it is the primary beneficiary of a variable interest entity.

The Company has consolidated one entity for which it is the primary beneficiary. Total net assets and results of operations of the entity as of and for the year ended December 31, 2010 are not significant.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and commercial paper. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Restricted Cash

As of December 31, 2010, the Company’s balance sheet includes $0.8 million in restricted cash, which was used as temporary collateral for the Company’s $0.8 million letters of credit. These funds were segregated from the Company’s operating cash account.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated fair value of goodwill is determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to each reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to our reporting units. The market approach requires us to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums. The current economic conditions have led to a decrease in the number of comparable transactions, which makes the market approach of comparable transactions and transaction premiums more difficult to estimate than in previous years.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indefinite Ljfe Intangible Assets

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

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2010, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $2.9 million, $2.9 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008,

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. The net charge off of bad debts aggregated $4.1 million, $3.6 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

As of December 31, 2010 and 2009, the fair value of the Company’s long-term debt was approximately $428.0 million and $361.7 million, respectively, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

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

ASC 820, “Fair Value Measurements and Disclosures”, requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For all derivative instruments held in 2010, 2009 and 2008 the derivative instruments were not designated for hedge accounting treatment, and as a result, changes in their fair values have been recorded in earnings. The Company’s current policy prohibits entering into derivative instruments for speculation or trading purposes.

Off-balance Sheet Financings and Liabilities

Other than lease commitments, legal contingencies incurred in the normal course of business, appreciation right agreements, employment contracts for key employees and the interest rate swap agreements (see Notes 7, 9

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.3 million, $0.3 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

In August 2008, the Company entered into an agreement with Univision, (“Proxy”), pursuant to which it granted Univision the right to negotiate as an agent the terms of agreements providing for the carriage of its Univision- and TeleFutura-affiliated television station signals by cable, satellite and internet-based television service providers. The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of its Univision- and TeleFutura-affiliated television station signals. Revenue for the carriage of the Company’s Univision- and TeleFutura-affiliated television station

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

signals is recognized over the life of each agreement with the cable, satellite and internet-based television service providers. Advertising related to carriage of the Company’s Univision- and TeleFutura-affiliated television station signals is recognized at the time of broadcast. Retransmission consent revenue was $13.7 million and $9.5 million for the years ended December 31, 2010 and 2009.

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $1.0 million, $1.0 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Trade costs were approximately $1.0 million, $1.1 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation according to the provisions of ASC 718, “Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) based on estimated fair values.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Basic and diluted earnings per share:
Numerator:
Income (loss) from continuing operations	$(18,086)	$(50,072)	$(524,626)
Income (loss) from discontinued operations	—	—	(3,930)

Net income (loss) applicable to common stockholders	$(18,086)	$(50,072)	$(528,556)

Denominator:
Weighted average common shares outstanding, basic and diluted	84,488,930	83,972,709	90,560,685

Per share:
Income (loss) per share from continuing operations	$(0.21)	$(0.60)	$(5.79)
Income (loss) per share from discontinued operations	—	—	(0.04)

Net income (loss) per share applicable to common stockholders	$(0.21)	$(0.60)	$(5.84)

Basic earnings per share is computed as net loss divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the years ended December 31, 2010, 2009 and 2008, dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on loss per share. 813,108, 314,575 and 214,276 equivalent shares of stock options, restricted stock units and shares purchased under the Employee Stock Purchase Plan were not included in determining the weighted average shares outstanding for diluted loss per share since their inclusion would be antidilutive for the years ended December 31, 2010, 2009 and 2008.

Comprehensive Income

For the years ended December 31, 2010, 2009 and 2008, the Company had no components of comprehensive income.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

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

Purchase Price Allocations of Acquisitions

The following is a summary of the purchase price allocation for the Company’s 2009 and 2008 acquisitions of assets (in millions):

	2009	2008
Property and equipment	$1.4	$1.0
Intangible assets subject to amortization	0.1	0.4
Goodwill	—	11.2
Intangible assets not subject to amortization (FCC licenses)	0.1	11.5

	$1.6	$24.1

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

As a result of the disposition, the Company no longer has outdoor advertising operations. In accordance with ASC 205-20, “Discontinued Operations”, the financial statements reflect the outdoor segment as discontinued operations; the Company has presented the related net assets and liabilities as assets held for sale and reclassified the related revenue and expenses as discontinued operations.

Summarized financial information in the consolidated statements of operations for the discontinued outdoor operations for the year ended December 31, 2008 is as follows (in thousands):

2008
Net revenue	$13,730

Loss before income taxes	(3,577)
Income tax (expense) benefit	(353)

Loss from discontinued operations, net of tax	$(3,930)

In presenting discontinued operations, corporate overhead expenses have not been allocated consistent with historical outdoor segment presentation.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	Television	Radio	Total
December 31, 2009	$35,912	$9,933	$45,845

Goodwill impairment	—	(9,933)	(9,933)

December 31, 2010	$35,912	$—	$35,912

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2010 and 2009 is as follows (in thousands):

	Weighted average remaining life in years	2010			2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	11	$63,839	$37,959	$25,880	$62,591	$34,749	$27,842
Customer base	—	201	201	—	201	201	—
Other	24	25,155	24,420	735	25,148	24,233	915

Total intangible assets subject to amortization		$89,195	$62,580	26,615	$87,940	$59,183	28,757

Intangible assets not subject to amortization:
FCC licenses				220,023			246,199

Total intangible assets				$246,638			$274,956

The aggregate amount of amortization expense for the years ended December 31, 2010, 2009 and 2008 was approximately $3.4 million, $2.6 million and $3.6 million, respectively. Estimated amortization expense for each of the years ended December 31, 2011 through 2015 is as follows (in thousands):

Estimated Amortization Expense	Amount
2011	$2,800
2012	2,300
2013	2,300
2014	2,300
2015	2,300

2010 Impairment

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. The annual testing date is October 1.

The Company conducted a review of the fair value of the radio reporting unit in 2010. The fair value was primarily determined by using a combination of a market approach and an income approach. The income approach estimates fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of that reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on internal forecasts about future performance. The market-based approach used comparable company earnings multiples. Based on the assumptions and projections, the radio reporting unit’s fair value was less than its carrying value. As a result, the Company recognized impairment losses of $10 million relating to goodwill.

The Company also conducted a review of the fair value of the television reporting unit estimated fair value. The estimated fair value of the television reporting unit was greater than its carrying values so the reporting unit passed the first step of the goodwill impairment test and no impairment of goodwill of the television reporting unit was recorded.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2010. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company recognized impairment losses of $24 million relating to televison FCC licenses and $3 million relating to radio FCC licenses.

2009 Impairment

The Company conducted a review of the fair value of the television and radio FCC licenses in 2009. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approach estimates fair value based on the estimated future cash flows of each market cluster, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. Based on the assumptions and estimates described above, the Company recognized impairment losses of $48 million relating to radio FCC licenses.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2010 and 2009 consists of (in millions):

	Estimated useful life (years)	2010	2009
Buildings	39	$18.5	$18.4
Construction in progress	—	1.3	1.5
Transmission, studio and other broadcast equipment	5-15	151.6	159.7
Office and computer equipment	3-7	21.2	22.5
Transportation equipment	5	6.0	6.0
Leasehold improvements and land improvements	Lesser of lease life or useful life	20.2	20.3

		218.8	228.4
Less accumulated depreciation		154.4	155.4

		64.4	73.0
Land		7.4	7.4

		$71.8	$80.4

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2010 and 2009 consist of (in millions):

	2010	2009
Accounts payable	$3.3	$2.6
Accrued payroll and compensated absences	4.0	3.4
Professional fees	1.2	1.2
Accrued interest	15.1	9.3
Deferred revenue	2.6	2.5
Accrued national representation fees	2.4	2.0
Fair value of interest rate swap agreements	—	16.2
Other	9.9	10.5

	$38.5	$47.7

7. LONG-TERM DEBT

Long-term debt as of December 31, 2010 and 2009 is summarized as follows (in millions):

	2010	2009
Notes, net of discount of $4.9 million	$395.1
Syndicated bank credit facility	—	$361.9
Time brokerage contract payable, due in annual installments of $1 million bearing interest at 5.806% through June 2011	1.0	2.0

	396.1	363.9
Less current maturities	1.0	1.0

	$395.1	$362.9

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled maturities of long-term debt as of December 31, 2010 are as follows (in millions):

Year	Amount
2011	$1.0
2012	—
2013	—
2014	—
2015	—
Thereafter	400.0

$401.0

For the year ended December 31, 2010, the Company recognized an increase of $0.2 million in interest expense related to amortization of the bond discount.

Notes

On July 27, 2010, the Company completed the offering and sale of $400 million aggregate principal amount of its 8.75% Senior Secured First Lien Notes (the “Notes”). The Notes were issued at a discount of 98.722% of their principal amount and mature on August 1, 2017. Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. The Company received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness outstanding under the previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to the offering of the Notes and for general corporate purposes.

The Notes are guaranteed on a senior secured basis by all of the existing and future wholly-owned domestic subsidiaries (the “Note Guarantors”). The Notes and the guarantees rank equal in right of payment to all of the Company’s and the guarantors’ existing and future senior indebtedness and senior in right of payment to all of the Company’s and the Note Guarantors’ existing and future subordinated indebtedness. In addition, the Notes and the guarantees are effectively junior: (i) to the Company’s and the Note Guarantors’ indebtedness secured by assets that are not collateral; (ii) pursuant to an Intercreditor Agreement entered into at the same time that the Company entered into the 2010 Credit Facility described below; and (iii) to all of the liabilities of any of the Company’s existing and future subsidiaries that do not guarantee the Notes, to the extent of the assets of those subsidiaries. The Notes are secured by substantially all of the assets, as well as the pledge of the stock of substantially all of the subsidiaries, including the special purpose subsidiary formed to hold the Company’s FCC licenses.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The carrying amount and estimated fair value of the Notes as of December 31, 2010 was $395.1 million and $428.0 million, respectively. The estimated fair value is based on quoted market prices for the Notes.

2010 Credit Facility

On July 27, 2010, the Company also entered into a new $50 million revolving credit facility (“2010 Credit Facility) and terminated the amended syndicated bank credit facility agreement. The 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. In addition, the Company may increase the aggregate principal amount of the 2010 Credit Facility by up to an additional $50 million, subject to the Company satisfying certain conditions.

Borrowings under the 2010 Credit Facility bear interest at either: (i) the Base Rate (as defined in the credit agreement governing the 2010 Credit Facility (the “Credit Agreement”)) plus a margin of 3.375% per annum; or (ii) LIBOR plus a margin of 4.375% per annum. The Company has not drawn on the 2010 Credit Facility.

The 2010 Credit Facility is guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries (the “Credit Guarantors”), which are also the Note Guarantors (collectively, the “Guarantors”). The 2010 Credit Facility is secured on a first priority basis by the Company’s and the Credit Guarantors’ assets, which also secure the Notes. The Company’s borrowings, if any, under the 2010 Credit Facility rank senior to the Notes upon the terms set forth in the Intercreditor Agreement that the Company entered into in connection with the 2010 Credit Facility. The 2010 Credit Facility is secured by substantially all of the assets, as well as the pledge of the stock of substantially all of the subsidiaries, including the special purpose subsidiary formed to hold the Company’s FCC licenses.

The Credit Agreement also requires compliance with certain financial covenants, relating to total leverage ratio, fixed charge coverage ratio, cash interest coverage ratio and revolving credit facility leverage ratio. The covenants become increasingly restrictive in the later years of the 2010 Credit Facility.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon an event of default, as defined in the Credit Agreement, the lenders may, among other things, suspend or terminate their obligation to make further loans to the Company and/or declare all amounts then outstanding under the 2010 Credit Facility to be immediately due and payable. The Credit Agreement also contains additional provisions that are customary for an agreement of this type, including indemnification by the Company and the Credit Guarantors.

In connection with the Company entering into the Indenture and the Credit Agreement, the Company and the Guarantors also entered into the following agreements:

•

A Security Agreement, pursuant to which the Company and the Guarantors each granted a first priority security interests in the collateral securing the Notes and the 2010 Credit Facility for the benefit of the holders of the Notes and the lenders under the 2010 Credit Facility; and

•

An Intercreditor Agreement, in order to define the relative rights of the holders of the Notes and the lenders under the 2010 Credit Facility with respect to the collateral securing the Company’s and the Guarantors’ respective obligations under the Notes and the 2010 Credit Facility.

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

In September 2005, the Company entered into a $650 million senior secured syndicated bank credit facility, consisting of a 7  1/2 year $500 million term loan and a 6  1/2 year $150 million new facility. The term loan under the syndicated bank credit facility had been drawn in full, the proceeds of which were used (i) to refinance $250

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million outstanding under the former syndicated bank credit facility, (ii) to complete a tender offer for the previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes. The Company’s ability to make additional borrowings under the syndicated bank credit facility was subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

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

•

The total amount of the revolver facility was reduced from $150 million to $50 million. The new facility bore interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. In addition, the Company paid a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

The Company recorded a loss on debt extinguishment of $1.0 million for fees and unamortized finance costs associated with the termination of the syndicated bank credit facility during the year ended December 31, 2010.

The Company recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to the syndicated bank credit facility during the year ended December 31, 2009.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the year ended December 31, 2010, the Company recognized a decrease of $13.4 million in interest expense related to the increase in fair value of the interest rate swap agreements. For the year ended December 31, 2009, the Company recognized a decrease of $7.0 million in interest expense related to the increase in fair value of the interest rate swap agreements. For the year ended December 31, 2008, the Company recognized an increase of $11.6 million in interest expense related to the decrease in fair value of the interest rate swap agreements.

The fair value of the interest rate swap agreements as of December 31, 2009 was as follows (in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	December 31, 2009 Fair Value
Interest rate swap agreements	Accounts payable and accrued expenses	$16.2

The following table presents the effect of the interest rate swap agreements on the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Income (Loss)	December 31,
		2010	2009	2008
Interest rate swap agreements	Interest expense	$13.4	$7.0	$(11.6)

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

In 2009, the Company adopted ASC 820 related to the accounting and disclosure of fair value measurements for nonfinancial assets and liabilities. The following table presents the Company’s nonfinancial assets measured at fair value on a nonrecurring basis, based on the fair value hierarchy as of December 31, 2010 and 2009 (in millions):

	Level 3
Nonfinancial Assets	2010	2009
Intangible assets not subject to amortization (FCC licenses)	$67.8	$97.5

In 2010, the Company wrote down its TV and radio FCC licenses with carrying amounts of $94.0 million to their fair values of $67.8 million and as a result, recognized impairment losses of $26.2 million, which the Company included in impairment charge on the consolidated statements of operations for the year ended December 31, 2010. In 2010 the Company wrote down its radio goodwill with a carrying amount of $9.9 million to $0, and as a result, recognized an impairment loss of $9.9 million, which the Company included in impairment charge on the consolidated statements of operations for the year ended December 31, 2010. In 2009, the Company wrote down its radio FCC licenses with carrying amounts of $145.4 million to their fair values of $97.5 million and as a result, recognized impairment losses of $47.9 million, which the Company included in impairment charge on the consolidated statements of operations for the year ended December 31, 2009. For further discussion on the calculation of fair value and the determination of impairment see Note 4, “Goodwill and Other Intangible Assets”.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Current
Federal	$(1.1)	$—	$—
State	0.1	1.0	0.7
Foreign	0.3	0.2	0.4

	(0.7)	1.2	1.1

Deferred
Federal	(2.8)	(2.2)	(54.3)
State	0.1	(0.9)	(16.9)

	(2.7)	(3.1)	(71.2)

Total provision for taxes	$(3.4)	$(1.9)	$(70.1)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pre-tax income for the years ended December 31, 2010, 2009 and 2008 due to the following (in millions):

	2010	2009	2008
Computed “expected” tax provision (benefit)	$(7.4)	$(17.7)	$(202.1)
Change in income tax resulting from:
State taxes, net of federal benefit	0.1	—	(9.9)
Goodwill impairment	2.9	—	38.4
Change in valuation allowance	1.0	15.5	103.9
FIN 48 adjustment	(0.4)	—	—
Other	0.4	0.3	(0.4)

	$(3.4)	$(1.9)	$(70.1)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities at December 31, 2010 and 2009 consist of the following (in millions):

	2010	2009
Deferred tax assets:
Accrued expenses	$3.1	$2.5
Accounts receivable	3.1	2.0
Net operating loss carryforward	85.4	71.8
Stock-based compensation	4.3	5.3
Capital loss in investment in a domestic subsidiary	10.3	10.5
Intangible assets	48.2	57.7
Fair value of interest rate swap agreements	—	6.4
Credits	1.0	2.2
Other	4.3	2.7

	159.7	161.1
Valuation allowance	(142.6)	(143.1)

Net deferred tax assets	$17.1	$18.0

Deferred tax liabilities:
Non-long lived intangible assets	$(4.5)	$(4.9)
Long-lived Intangible assets	(37.9)	(42.0)
Property and equipment	(3.8)	(3.9)
Deferred state taxes	(5.7)	(4.7)

	(51.9)	(55.5)

	$(34.8)	$(37.5)

Deferred income tax amounts are classified on the balance sheet as follows (in millions):

	2010	2009
Prepaid expenses and other current assets	$0.6	$1.2
Deferred income taxes	(35.4)	(38.7)

	$(34.8)	$(37.5)

As of December 31, 2010, the Company has federal and state net operating loss carryforwards of approximately $231.3 and $138.1 million, respectively, available to offset future taxable income. The net operating loss carryforwards will continue to expire during the years 2011 through 2030. The excess tax benefits associated with the exercise of non-qualified stock options and restricted stock grants in the approximate amount of $1.6 million and $0.5 million for federal and state, respectively, are not included in the deferred tax asset relating to net operating loss carryforwards, but are included with the federal and state net operating loss carryforwards disclosed in this footnote.

For the years ended December 31, 2010 and 2009, the Company had a valuation allowance of $142.6 million and $143.1 million, respectively, as the Company believes that it is more likely than not that the deferred tax assets will not be fully realized.

As of December 31, 2010, the Company’s utilization of its available net operating loss carryforwards against future taxable income is not restricted pursuant to the “change in ownership” rules in Section 382 of the

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internal Revenue Code. However in subsequent periods, the utilization of its available net operating loss carryforwards against future taxable income may be restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2008	$6.7
Change in balances related to tax positions	0.1

Balance at December 31, 2009	$6.8
Change in balances related to tax positions	(0.4)

Balance at December 31, 2010	$6.4

As of December 31, 2010, the Company had $6.4 million of gross unrecognized tax benefits for uncertain tax positions, of which $0.9 million would affect the effective tax rate if recognized. The change in 2010 is due to a change in estimates.

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2010 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2010, the Company had no accrued interest and penalties related to uncertain tax positions due to the net operating loss.

The Company is subject to taxation in the United States, various states and Mexico. The tax years 2006 to 2010 and 2005 to 2010 remain open to examination by federal and state taxing jurisdictions, respectively, and the tax years 2000 to 2009 remain open to examination by foreign jurisdiction. Net operating losses from years from which the statute of limitations have expired (2005 and prior for federal and 2004 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.

9. COMMITMENTS & CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through December 2015, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $36.4 million. The annual commitments range from $5.9 million to $11.7 million.

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

The approximate future minimum lease payments under these non-cancelable operating leases at December 31, 2010 are as follows (in millions):

Amount
2011	$8.0
2012	6.7
2013	5.6
2014	5.5
2015	5.1
Thereafter	20.3

$51.2

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $10.4 million, $10.2 million and $10.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Employment Agreements

The Company has entered into employment agreements (the “Agreements”) with two executive officers, who are also stockholders and directors, through December 2010. The Agreements provide that a minimum annual base salary and a bonus be paid to each of the executives. The company accrued a total of $0.3 million of bonuses payable to these executives for the year ended December 31, 2010. The Company did not pay bonuses to these two executive for the years ended December 31, 2009 and 2008. Additionally, the Agreements provide for a continuation of each executive’s annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Agreements.

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

The Company has repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through December 31, 2010.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The actual tax benefit realized for the tax deductions from option exercise of share-based payment arrangements for the years ended December 31, 2010, 2009, and 2008 was insignificant.

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

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Fair value of options granted	$2.10	$1.20
Expected volatility	79%	80%
Risk-free interest rate	2.8%	2.9%
Expected lives	7.0 years	7.0 years
Dividend rate	—	—

There were no stock option grants during the year ended December 31, 2008.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	8,528	$11.04

Granted	—	—
Exercised	—	—
Forfeited or cancelled	(220)	10.27

Outstanding at December 31, 2008	8,308	$11.06

Granted	2,394	$1.62
Exercised	—	—
Forfeited or cancelled	(533)	9.96

Outstanding at December 31, 2009	10,169	$8.90

Granted	200	$2.87

Exercised	(138)	1.73

Forfeited or cancelled	(2,375)	14.68

Outstanding at December 31, 2010	7,856	$7.12	4.60	$2,045

Exercisable at December 31, 2010	6,967	$7.77	4.07	$1,467
Expected to Vest at December 31, 2010	840	$1.99	8.78	$547

Stock-based compensation expense related to the Company’s employee stock option plans was $1.4 million, $1.2 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was approximately $0.5 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 0.9 years.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock and Restricted Stock Units

The following is a summary of nonvested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested balance at December 31, 2007	1,140	$8.19

Granted	746	5.96
Vested	(38)	7.43
Forfeited or cancelled	(108)	7.92

Nonvested balance at December 31, 2008	1,740	$7.27

Granted	—	—
Vested	(54)	7.93
Forfeited or cancelled	(446)	6.10

Nonvested balance at December 31, 2009	1,240	$7.04

Granted	875	2.50
Vested	(634)	6.67
Forfeited or cancelled	(40)	7.61

Nonvested balance at December 31, 2010	1,441	$4.43

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $1.6 million, $2.8 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was approximately $1.6 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 1.3 years.

12. RELATED-PARTY TRANSACTIONS

In May 2007, the Company entered into an affiliation agreement with LATV Networks, LLC (“LATV”). Pursuant to the affiliation agreement, the Company will broadcast programming provided to the Company by LATV on one of the digital multicast channels of certain of the Company’s television stations. Under the affiliation agreement, there are no fees paid for the carriage of programming, and the Company generally retains the right to sell approximately five minutes per hour of available advertising time. Walter F. Ulloa, the Company’s Chairman and Chief Executive Officer, is a director, officer and principal stockholder of LATV.

At December 31, 2010 Univision owns approximately 10% of the Company’s common stock on a fully-converted basis.

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

The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2010	2009	2010	2009	2010	2009
Trade receivables	$5,315	$4,496	$—	$—	$5,315	$4,496
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net	25,880	27,841	—	—	25,880	27,841
Current maturities on long-term debt	—	—	1,000	1,000	1,000	1,000
Advances payable	—	—	118	118	118	118
Accounts payable	3,898	3,587	785	675	4,683	4,262
Long-term debt, less current maturities	$—	$—	$—	$1,000	$—	$1,000

	Univision			Other			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net revenue	$—	$—	$182	$—	$—	$—	$—	$—	$182
Direct operating expenses (1)	8,803	6,584	9,465	2,054	1,521	1,990	10,857	8,105	11,455
Amortization	3,211	2,320	2,320	—	—	—	3,211	2,320	2,320
Interest expense	$—	$—	$—	$83	$118	$199	$83	$118	$199

(1)	Consists primarily of national representation fees paid to Univision and Lotus/Entravision Reps LLC.

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and Univision. As of December 31, 2010, 2009 and 2008 these balances totaled $2.4 million, $2.6 million and $2.4 million, respectively.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SEGMENT DATA

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the years ended December 31, 2010, 2009 and 2008. There was approximately $11.4 million and $18.0 million of assets in Mexico at December 31, 2010 and 2009, respectively.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change 2010 to 2009	% Change 2009 to 2008
	2010	2009	2008
Net Revenue
Television	$132,561	$124,437	$145,938	7%	(15)%
Radio	67,915	64,794	86,397	5%	(25)%

Consolidated	200,476	189,231	232,335	6%	(19)%

Direct operating expenses
Television	52,882	52,424	64,095	1%	(18)%
Radio	31,920	31,478	36,706	1%	(14)%

Consolidated	84,802	83,902	100,801	1%	(17)%

Selling, general and administrative expenses
Television	20,249	20,279	22,120	(0)%	(8)%
Radio	17,797	17,999	21,589	(1)%	(17)%

Consolidated	38,046	38,278	43,709	(1)%	(12)%

Depreciation and amortization
Television	15,489	15,680	17,824	(1)%	(12)%
Radio	3,740	5,353	5,588	(30)%	(4)%

Consolidated	19,229	21,033	23,412	(9)%	(10)%

Segment operating profit
Television	43,941	36,054	41,899	22%	(14)%
Radio	14,458	9,964	22,514	45%	(56)%

Consolidated	58,399	46,018	64,413	27%	(29)%
Corporate expenses	18,416	14,918	17,117	23%	(13)%
Impairment charge	36,109	50,648	610,456	(29)%	(92)%

Operating income (loss)	$3,874	$(19,548)	$(563,160)	*	(97)%

Capital expenditures
Television	$6,196	$5,839	$13,329
Radio	981	1,122	3,531

Consolidated	$7,177	$6,961	$16,860

Total assets
Television	$367,474	$348,191	$396,231
Radio	123,336	139,736	196,752

Consolidated	$490,810	$487,927	$592,983

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

Year ended December 31, 2010:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total
Net revenue	$43,073	$53,431	$53,325	$50,647	$200,476
Net income (loss) applicable to common stockholders	(2,184)	6,963	6,408	(29,273)	(18,086)
Net income (loss) per share, basic and diluted	$(0.03)	$0.08	$0.08	$(0.35)	$(0.21)

Year ended December 31, 2009:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)	Total
Net revenue	$41,715	$48,696	$50,754	$48,066	$189,231
Net income (loss) applicable to common stockholders	(14,494)	(1,827)	673	(34,424)	(50,072)
Net income (loss) per share, basic and diluted	$(0.17)	$(0.02)	$0.01	$(0.41)	$(0.60)

(1)	During the fourth quarter of 2010 the Company recorded an impairment charge of $36.1 million relating to goodwill and FCC licenses (see Note 4)
(2)	During the fourth quarter of 2009 the Company recorded an impairment charge of $47.9 million relating to FCC licenses (see Note 4).

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s Senior Secured First Lien Notes are guaranteed by all of the Company’s existing and future wholly-owned domestic subsidiaries. All of the guarantees are full and unconditional and joint and several. None of the Company’s foreign subsidiaries are guarantors of the Notes.

Set forth below are consolidating financial statements related to the Company, its material guarantor subsidiary Entravision Holdings, LLC, and its non-guarantor subsidiaries. Consolidating balance sheets are presented as of December 31, 2010 and 2009 and the related consolidating statements of operations and cash flows are presented for each of the three years ended December 31, 2010. The equity method of accounting has been used by the Company to report its investment in subsidiaries.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$72,140	$—	$250	$—	$72,390
Restricted cash	809	—	—		809
Trade receivables, net of allowance for doubtful accounts	41,302	—	250	—	41,552
Prepaid expenses and other current assets	6,547	—	320	—	6,867

Total current assets	120,798	—	820	—	121,618
Property and equipment, net	67,974	—	3,803	—	71,777
Intangible assets subject to amortization, net	26,615	—	—	—	26,615
Intangible assets not subject to amortization	38,739	177,584	3,700	—	220,023
Goodwill	34,918	—	994	—	35,912
Investment in subsidiaries	172,893	—	—	(172,893)	—
Other assets	14,865	—	11,556	(11,556)	14,865

Total assets	$476,802	$177,584	$20,873	$(184,449)	$490,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,000	$—	$—	$—	$1,000
Advances payable, related parties	118	—	—	—	118
Accounts payable and accrued expenses	47,288	—	735	(9,473)	38,550

Total current liabilities	48,406	—	735	(9,473)	39,668
Long-term debt, less current maturities	395,119	—	—	—	395,119
Other long-term liabilities	10,294	—	—	—	10,294
Deferred income taxes	12,626	24,829	—	(2,083)	35,372

Total liabilities	466,445	24,829	735	(11,556)	480,453

Stockholders’ equity
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class C common stock	1	—	—	—	1
Member’s capital	—	803,976	12,652	(816,628)	—
Additional paid-in capital	941,171	—	—	—	941,171
Accumulated deficit	(930,822)	(651,221)	7,486	643,735	(930,822)

Total stockholders’ equity	10,357	152,755	20,138	(172,893)	10,357

Total liabilities and stockholders’ equity	$476,802	$177,584	$20,873	$(184,449)	$490,810

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets
Cash and cash equivalents	$27,260	$—	$406	$—	$27,666
Trade receivables, net of allowance for doubtful accounts	44,384	—	290	—	44,674
Prepaid expenses and other current assets	5,558	—	245	—	5,803

Total current assets	77,202	—	941	—	78,143
Property and equipment, net	77,323	—	3,123	—	80,446
Intangible assets subject to amortization, net	28,757	—	—	—	28,757
Intangible assets not subject to amortization	40,798	192,952	12,449	—	246,199
Goodwill	44,851	—	994	—	45,845
Investment in subsidiaries	190,131	—	—	(190,131)	—
Other assets	8,055	—	9,161	(8,679)	8,537

Total assets	$467,117	$192,952	$26,668	$(198,810)	$487,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,000	$—	$—	$—	$1,000
Advances payable, related parties	118	—	—	—	118
Accounts payable and accrued expenses	55,818	—	530	(8,679)	47,669

Total current liabilities	56,936	—	530	(8,679)	48,787
Long-term debt, less current maturities	362,949	—	—	—	362,949
Other long-term liabilities	12,258	—	—	—	12,258
Deferred income taxes	9,739	28,054	905	—	38,698

Total liabilities	441,882	28,054	1,435	(8,679)	462,692

Stockholders’ Equity
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class C common stock	1	—	—	—	1
Member’s capital	—	803,976	12,652	(816,628)	—
Additional paid-in capital	937,963	—	—	—	937,963
Accumulated deficit	(912,736)	(639,078)	12,581	626,497	(912,736)

Total stockholders’ equity	25,235	164,898	25,233	(190,131)	25,235

Total liabilities and stockholders’ equity	$467,117	$192,952	$26,668	$(198,810)	$487,927

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$199,314	$—	$3,604	$(2,442)	$200,476

Expenses:
Direct operating expenses	85,895	—	1,349	(2,442)	84,802
Selling, general and administrative expenses	37,489	—	557	—	38,046
Corporate expenses	18,416	—	—	—	18,416
Depreciation and amortization	18,417	—	812	—	19,229
Impairment charge	11,992	15,368	8,749	—	36,109

	172,209	15,368	11,467	(2,442)	196,602

Operating income (loss)	27,105	(15,368)	(7,863)	—	3,874
Interest expense	(24,429)	—	—	—	(24,429)
Interest income	260	—	—	—	260
Income (loss) on debt extinguishment	(987)	—	—	—	(987)

Income (loss) before income taxes	1,949	(15,368)	(7,863)	—	(21,282)
Income tax benefit (expense)	(2,617)	3,225	2,768	—	3,376

Income (loss) before equity in net income (loss) of subsidiaries and nonconsolidated affiliate	(668)	(12,143)	(5,095)	—	(17,906)
Equity in income (loss) of subsidiaries	(17,238)	—	—	17,238	—

Income (loss) before equity in net income (loss) of non consolidated affiliates	(17,906)	(12,143)	(5,095)	17,238	(17,906)
Equity in net income (loss) of nonconsolidated affiliates	(180)	—	—	—	(180)

Net income (loss) applicable to common stockholders	$(18,086)	$(12,143)	$(5,095)	$17,238	$(18,086)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$187,796	$—	$3,273	$(1,838)	$189,231

Expenses:
Direct operating expenses	84,495	—	1,245	(1,838)	83,902
Selling, general and administrative expenses	37,706	—	572	—	38,278
Corporate expenses	14,918	—	—	—	14,918
Depreciation and amortization	20,294	—	739	—	21,033
Impairment charge	2,720	47,928	—	—	50,648

	160,133	47,928	2,556	(1,838)	208,779

Operating income (loss)	27,663	(47,928)	717	—	(19,548)
Interest expense	(27,948)	—	—	—	(27,948)
Interest income	459	—	—	—	459
Loss on debt extinguishment	(4,716)	—	—	—	(4,716)

Income (loss) before income taxes	(4,542)	(47,928)	717	—	(51,753)
Income tax benefit (expense)	(2,391)	4,692	(384)	—	1,917

Income (loss) before equity in net income (loss) of subsidiaries and nonconsolidated affiliate	(6,933)	(43,236)	333	—	(49,836)
Equity in income (loss) of subsidiaries	(42,903)	—	—	42,903	—

Income (loss) before equity in net loss of nonconsolidated affiliates	(49,836)	(43,236)	333	42,903	(49,836)
Equity in net loss of nonconsolidated affiliates	(236)	—	—	—	(236)

Net income (loss) applicable to common stockholders	$(50,072)	$(43,236)	$333	$42,903	$(50,072)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended December 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$229,538	$—	$5,055	$(2,258)	$232,335

Expenses:
Direct operating expenses	101,191	—	1,868	(2,258)	100,801
Selling, general and administrative expenses	43,036	—	673	—	43,709
Corporate expenses	17,117	—	—	—	17,117
Depreciation and amortization	22,734	—	678	—	23,412
Impairment charge	138,380	472,076	—	—	610,456

	322,458	472,076	3,219	(2,258)	795,495

Operating income (loss)	(92,920)	(472,076)	1,836	—	(563,160)
Interest expense	(43,093)	—	—	—	(43,093)
Interest income	1,894	—	—	—	1,894
Gain on debt extinguishment	9,813	—	—	—	9,813

Income (loss) before income taxes	(124,306)	(472,076)	1,836	—	(594,546)
Income tax benefit (expense)	(45,923)	116,975	(966)	—	70,086

Income (loss) before equity in net income (loss) of subsidiaries and nonconsolidated affiliate and discontinued operations	(170,229)	(355,101)	870	—	(524,460)
Equity in income (loss) of subsidiaries	(354,231)	—	—	354,231	—

Income (loss) before equity in net loss of nonconsolidated affiliate and discontinued operations	(524,460)	(355,101)	870	354,231	(524,460)
Equity in net loss of nonconsolidated affiliates	(166)	—	—	—	(166)

Income (loss) from continuing operations	(524,626)	(355,101)	870	354,231	(524,626)
Loss from discontinued operations, net of tax	(3,930)	—	—	—	(3,930)

Net income (loss) applicable to common stockholders	$(528,556)	$(355,101)	$870	$354,231	$(528,556)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year ended December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating actvities:
Net income (loss)	$(18,086)	$(12,143)	$(5,095)	$17,238	$(18,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,417	—	812	—	19,229
Impairment charge	11,992	15,368	8,749	—	36,109
Deferred income taxes	1,994	(3,225)	(3,111)	—	(4,342)
Amortization of debt issue costs	1,140	—	—	—	1,140
Amortization of syndication contracts	1,159	—	—	—	1,159
Payments on syndication contracts	(2,724)	—	—	—	(2,724)
Equity in net income (loss) of nonconsolidated affiliate	180	—	—	—	180
Non-cash stock-based compensation	2,970	—	—	—	2,970
(Gain) loss on debt extinguishment	934	—	—	—	934
Reserve for note receivable	3,018	—	—	—	3,018
Change in fair value of interest rate swap agreements	(12,188)	—	—	—	(12,188)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:	—				—
(Increase) decrease in restricted cash	(809)	—	—	—	(809)
(Increase) decrease in accounts receivable	2,051	—	40	—	2,091
(Increase) decrease in amounts due from related party	184	—	(184)		—
(Increase) decrease in prepaid expenses and other assets	389	—	(79)	—	310
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,930	—	204	—	8,134

Net cash provided by (used in) operating activities	18,551	—	1,336	17,238	37,125

Cash flows from investing actvities:
Investment in subsidiaries	17,238			(17,238)	—
Purchases of property and equipment and intangibles	(7,158)	—	(1,492)	—	(8,650)

Net cash provided by (used in) investing activities	10,080	—	(1,492)	(17,238)	(8,650)

Cash flows from financing actvities:
Proceeds from issuance of common stock	239	—	—	—	239
Payments on long-term debt	(362,949)	—	—	—	(362,949)
Termination of swap agreements	(4,039)	—	—	—	(4,039)
Proceeds from borrowings on long-term debt	394,888	—	—	—	394,888
Payments of deferred debt and offering costs	(11,890)	—	—	—	(11,890)

Net cash provided by (used in) financing activities	16,249	—	—	—	16,249

Net increase (decrease) in cash and cash equivalents	44,880	—	(156)	—	44,724
Cash and cash equivalents:
Beginning	27,260	—	406	—	27,666

Ending	$72,140	$—	$250	$—	$72,390

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year ended December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating actvities:
Net income (loss)	$(50,072)	$(43,236)	$333	$42,903	$(50,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,294	—	739	—	21,033
Impairment charge	2,720	47,928	—	—	50,648
Deferred income taxes	2,137	(4,692)	204	—	(2,351)
Amortization of debt issue costs	402	—	—	—	402
Amortization of syndication contracts	1,981	—	—	—	1,981
Payments on syndication contracts	(2,836)	—	—	—	(2,836)
Equity in net loss of nonconsolidated affiliate	236	—	—	—	236
Non-cash stock-based compensation	4,034	—	—	—	4,034
Non-cash expenses related to debt extinguishment	945	—	—	—	945
Change in fair value of interest rate swap agreements	(6,979)	—	—	—	(6,979)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Decrease in accounts receivable	364	—	206	—	570
(Increase) decrease in amounts due from related party	960	—	(960)		—
Increase in prepaid expenses and other assets	(242)	—	(242)	—	(484)
Increase in accounts payable, accrued expenses and other liabilities	1,589	—	73	—	1,662

Net cash provided by (used in) operating activities	(24,467)	—	353	42,903	18,789

Cash flows from investing actvities:
Proceeds from sale of property and equipment and intangibles	122	—	—	—	122
Investment in subsidiaries	42,903	—	—	(42,903)	—
Purchases of property and equipment and intangibles	(10,136)	—	(829)	—	(10,965)

Net cash provided by (used in) investing activities	32,889	—	(829)	(42,903)	(10,843)

Cash flows from financing actvities:
Proceeds from issuance of common stock	255	—	—	—	255
Payments on long-term debt	(42,572)	—	—	—	(42,572)
Repurchase of Class A common stock	(1,075)	—	—	—	(1,075)
Payments of deferred debt and offering costs	(1,182)	—	—	—	(1,182)

Net cash used in financing activities	(44,574)	—	—	—	(44,574)

Net decrease in cash and cash equivalents	(36,152)	—	(476)	—	(36,628)
Cash and cash equivalents:
Beginning	63,412	—	882	—	64,294

Ending	$27,260	$—	$406	$—	$27,666

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year ended December 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating actvities:
Net income (loss)	$(528,556)	$(355,101)	$870	$354,231	$(528,556)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,734	—	678	—	23,412
Impairment charge	138,380	472,076	—	—	610,456
Deferred income taxes	44,872	(116,975)	532	—	(71,571)
Amortization of debt issue costs	459	—	—	—	459
Amortization of syndication contracts	2,883	—	—	—	2,883
Payments on syndication contracts	(2,840)	—	—	—	(2,840)
Equity in net loss of nonconsolidated affiliate	166	—	—	—	166
Non-cash stock-based compensation	3,353	—	—	—	3,353
Non-cash income related to debt extinguishment	(9,813)	—	—	—	(9,813)
Change in fair value of interest rate swap agreements	11,648	—	—	—	11,648
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	11,250	—	(94)	—	11,156
(Increase) decrease in amounts due from related party	1,740	—	(1,740)	—
Increase in prepaid expenses and other assets	585	—	218	—	803
Decrease in accounts payable, accrued expenses and other liabilities	(6,001)	—	(64)	—	(6,065)
Effect of discontinued operations	(1,273)		—		(1,273)

Net cash provided by (used in) operating activities	(310,413)	—	400	354,231	44,218

Cash flows from investing actvities:
Proceeds from sale of property and equipment and intangibles	101,498	—	—	—	101,498
Investment in subsidiaries	354,231	—	—	(354,231)	—
Purchases of property and equipment and intangibles	(16,791)	—	(82)	—	(16,873)
Purchase of a business	(22,885)	—	—	—	(22,885)
Deposits on acquisitions	(200)	—	—	—	(200)
Effect of discontinued operations	(194)	—	—	—	(194)

Net cash provided by (used in) investing activities	415,659	—	(82)	(354,231)	61,346

Cash flows from financing actvities:
Proceeds from issuance of common stock	785	—	—	—	785
Payments on long-term debt	(67,702)	—	—	—	(67,702)
Repurchase of Class U common stock	(10,380)	—	—	—	(10,380)
Repurchase of Class A common stock	(50,837)	—	—	—	(50,837)
Excess tax benefits from exercise of stock options	(81)	—	—	—	(81)

Net cash used in financing activities	(128,215)	—	—	—	(128,215)

Net increase (decrease) in cash and cash equivalents	(22,969)	—	318	—	(22,651)
Cash and cash equivalents:
Beginning	86,381	—	564	—	86,945

Ending	$63,412	$—	$882	$—	$64,294

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2010	$5,105	$2,924	$1,153	$(4,083)	$5,099
Year ended December 31, 2009	$5,640	$2,903	$183	$(3,621)	$5,105
Year ended December 31, 2008(2)	$5,771	$1,586	$129	$(1,846)	$5,640
Deferred tax valuation allowance
Year ended December 31, 2010	$143,175	$(614)	$—	$—	$142,561
Year ended December 31, 2009	$126,433	$16,742	$—	$—	$143,175
Year ended December 31, 2008(2)	$8,712	$117,721	$—	$—	$126,433

(1)	Other adjustments represent recoveries and increases in the allowance for doubtful accounts, including changes in connection with acquisitions and dispositions.
(2)	Amounts have been adjusted to exclude assets held for sale and discontinued operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Entravision Holdings, LLC:

We have audited the accompanying balance sheets of Entravision Holdings, LLC (the Company) as of December 31, 2010 and 2009, and the related statements of operations, member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entravision Holdings, LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Los Angeles, CA

March 11, 2011

ENTRAVISION HOLDINGS, LLC

BALANCE SHEETS

December 31, 2010 and 2009

(In thousands)

	December 31, 2010	December 31, 2009
ASSETS
Intangible assets not subject to amortization	$177,584	$192,952

Total assets	$177,584	$192,952

LIABILITIES AND MEMBER’S EQUITY
Deferred income taxes	$24,829	$28,054

Total liabilities	24,829	28,054

Member’s equity
Member’s capital	803,976	803,976
Accumulated deficit	(651,221)	(639,078)

Total member’s equity	152,755	164,898

Total liabilities and member’s equity	$177,584	$192,952

See Notes to Financial Statements

ENTRAVISION HOLDINGS, LLC

STATEMENTS OF OPERATIONS

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Impairment charge	15,368	47,928	472,076

Operating loss	(15,368)	(47,928)	(472,076)
Income tax benefit (expense)	3,225	4,692	116,975

Net loss	$(12,143)	$(43,236)	$(355,101)

See Notes to Financial Statements

ENTRAVISION HOLDINGS, LLC

STATEMENTS OF MEMBER’S EQUITY

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	Member’s Capital	Accumulated Deficit	Total
Balance, December 31, 2007	$792,450	$(240,741)	$551,709

Contribution of FCC licenses by parent	11,442	—	11,442
Net loss for the year ended December 31, 2008	—	(355,101)	(355,101)

Balance, December 31, 2008	$803,892	$(595,842)	$208,050

Contribution of FCC licenses by parent	84	—	84
Net loss for the year ended December 31, 2009	—	(43,236)	(43,236)

Balance, December 31, 2009	$803,976	$(639,078)	$164,898

Net loss for the year ended December 31, 2010	—	(12,143)	(12,143)

Balance, December 31, 2010	$803,976	$(651,221)	$152,755

See Notes to Financial Statements

ENTRAVISION HOLDINGS, LLC

STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(12,143)	$(43,236)	$(355,101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment charge	15,368	47,928	472,076
Deferred income taxes	(3,225)	(4,692)	(116,975)

Net cash provided by operating activities	—	—	—

Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents:
Beginning	—	—	—

Ending	$—	$—	$—

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

Noncash contributions from member	$—	$84	$11,442

See Notes to Financial Statements

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

A wholly-owned subsidiary of Entravision Communications Corporation (“ECC”) (see Note 6), Entravision Holdings, LLC (the “Company”) is the holder of licenses issued by the Federal Communications Commission (“FCC”) for the operation of television and radio stations in the United States. The Company does not engage in any operating activities or generate any revenue.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The value of the Company’s intangible assets is affected by numerous factors, including changes in audience acceptance (i.e., ratings), priorities of advertisers, new laws and governmental regulations and policies and technological advances. The Company cannot predict if any of these factors might have a significant impact on the television and radio advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company’s intangible assets. Significant estimates and assumptions made by management are used for, but not limited to, the fair value of indefinite life intangible assets and deferred income taxes.

Indefinite Ljfe Intangible Assets

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

The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

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

In 2009, the Company adopted ASC 820 related to the accounting and disclosure of fair value measurements for nonfinancial assets and liabilities. The following table presents the Company’s nonfinancial assets measured at fair value on a nonrecurring basis, based on the fair value hierarchy as of December 31, 2010 and 2009 (in millions):

	Level 3
Nonfinancial Assets	2010	2009
Intangible assets not subject to amortization (FCC licenses)	$13.7	$97.5

In 2010, the Company wrote down its TV and radio FCC licenses with carrying amounts of $29.1 million to their fair values of $13.7 million and as a result, recognized impairment losses of $15.4 million, which the Company included in impairment charge on the consolidated statements of operations for the year ended December 31, 2010. In 2009, the Company wrote down its radio FCC licenses with carrying amounts of $145.4 million to their fair values of $97.5 million and as a result, recognized impairment losses of $47.9 million, which the Company included in impairment charge on the statements of operations for the year ended December 31, 2009.

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Dependence on Business Partners

The Company is dependent on the continued financial and business strength of its business partners, such as the companies that provide programming to ECC. Due to extreme volatility caused by the continuing global financial crisis and ongoing recession, the Company could be at risk should any of these entities encounter difficulties of their own, which could make it harder or impossible for them to perform their obligations to ECC. This in turn could materially adversely affect the Company’s own business and financial condition.

Off-balance Sheet Financings and Liabilities

All of the membership interests of the Company are pledged as collateral to secure the Senior Secured First Lien Notes (the “Notes”) of ECC. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material variable-interest entities that are not included in the consolidated financial statements.

Income Taxes

The Company is treated as a single member limited liability company and is accounted for as a division of its parent, ECC, for income tax purposes. Accordingly, ECC pays all taxes on the Company’s behalf and is entitled to any related tax savings. Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

3. INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION

The composition of the Company’s intangible assets consists entirely of intangible assets not subject to amortization (FCC licenses). The net carrying amount as of December 31, 2010 and 2009 was $177.6 million and $193.0 million, respectively. The Company did not have any amortization expense for the years ended December 31, 2010, 2009 and 2008 and does not anticipate future amortization expense as the intangible assets are not subject to amortization.

Indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. The annual testing date is October 1.

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

2010 Impairment

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2010. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company recognized impairment losses of $13 million relating to televison FCC licenses and $3 million relating to radio FCC licenses.

2009 Impairment

The Company conducted a review of the fair value of the television and radio FCC licenses in 2009. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. Based on the assumptions and estimates described above, the Company recognized impairment losses of $48 million relating to radio FCC licenses.

2008 Impairment

The Company conducted a review of the fair value of the FCC licenses in 2008. The fair value was primarily determined by evaluating discounted cash flow models. The revenue projections and profit margin projections in the models are based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates described above, the Company recognized impairment losses of $413 million relating to radio FCC licenses and $59 million relating to television FCC licenses.

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. LONG-TERM DEBT

The Company does not have any long term debt as of December 31, 2010 and 2009. However, the Company is a guarantor of the Notes of its parent, ECC. Effective July 27, 2010, all of the membership interests of the Company are pledged as collateral to secure ECC’s Notes. Prior to July 27, 2010, all of the membership interests of the Company were pledged as collateral to secure ECC’s syndicated bank credit facility. As of December 31, 2010, the balance due on ECC’s Notes was $400 million. As of December 31, 2009, the balance of ECC’s syndicated bank credit facility was $361.9 million.

ECC’s Notes

On July 27, 2010, ECC completed the offering and sale of $400 million aggregate principal amount of its 8.75% Senior Secured First Lien Notes. The Notes were issued at a discount of 98.722% of their principal amount and mature on August 1, 2017. Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. ECC received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness outstanding under the previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to the offering of the Notes and for general corporate purposes.

The Notes are guaranteed on a senior secured basis by all of the existing and future wholly-owned domestic subsidiaries of ECC (the “Note Guarantors”). The Notes and the guarantees rank equal in right of payment to all of ECC’s and the guarantors’ existing and future senior indebtedness and senior in right of payment to all of ECC’s and the Note Guarantors’ existing and future subordinated indebtedness. In addition, the Notes and the guarantees are effectively junior: (i) to ECC’s and the Note Guarantors’ indebtedness secured by assets that are not collateral; (ii) pursuant to an Intercreditor Agreement entered into at the same time that ECC entered into its 2010 Credit Facility; and (iii) to all of the liabilities of any of ECC’s existing and future subsidiaries that do not guarantee the Notes, to the extent of the assets of those subsidiaries. The Notes are secured by substantially all of the assets, as well as the pledge of the stock of substantially all of the subsidiaries, including the Company.

At ECC’s option, ECC may redeem:

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

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

In addition, upon a change of control, as defined in the indenture governing the issuance of the Notes (the “Indenture”), ECC must make an offer to repurchase all Notes then outstanding, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest.

Upon an event of default, as defined in the Indenture, the Notes will become due and payable: (i) immediately without further notice if such event of default arises from events of bankruptcy or insolvency of ECC, any Note Guarantor or any restricted subsidiary; or (ii) upon a declaration of acceleration of the Notes in writing to ECC by the Trustee or holders representing 25% of the aggregate principal amount of the Notes then outstanding, if an event of default occurs and is continuing. The Indenture contains additional provisions that are customary for an agreement of this type, including indemnification by ECC and the Note Guarantors.

ECC’s Syndicated Bank Credit Facility

In July 2010, ECC repaid all amounts outstanding under its syndicated bank credit facility and terminated the amended syndicated bank credit facility agreement. All references to and discussions regarding the syndicated bank credit facility and the amended syndicated bank credit facility agreement in this report should be considered in light of this fact.

In September 2005, ECC entered into a $650 million senior secured syndicated bank credit facility, consisting of a 7 1/2 year $500 million term loan and a 6 1/2 year $150 million new facility. The term loan under the syndicated bank credit facility had been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under the former syndicated bank credit facility, (ii) to complete a tender offer for the previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes. ECC’s ability to make additional borrowings under the syndicated bank credit facility was subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

On March 16, 2009, ECC entered into an amendment to the syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

•

The interest that ECC paid under the credit facility increased. Both the revolver and term loan borrowings under the amendment bore interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the leverage ratio. Borrowings under both the revolver and term loan bore interest at LIBOR plus a margin of 5.25% when the leverage ratio was greater than or equal to 5.0.

•

The total amount of the revolver facility was reduced from $150 million to $50 million. The new facility bore interest at LIBOR plus a margin ranging from 3.25% to 5.25% based on leverage covenants. In addition, ECC paid a quarterly unused commitment fee ranging from 0.25% to 0.50% per annum, depending on the level of facility used.

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

•

There was a mandatory prepayment clause for 100% of the proceeds of certain asset dispositions, regardless of the leverage ratio. In addition, if ECC had excess cash flow, as defined in the syndicated bank credit facility, 75% of such excess cash flow must be used to reduce the outstanding loan balance on a quarterly basis.

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

•	Beginning March 31, 2009, the senior leverage ratio and net leverage ratio were eliminated.

•	ECC was restricted from making future repurchases of shares of common stock, except under a limited circumstance, which ECC utilized in May 2009.

The amended syndicated bank credit facility also required ECC to maintain FCC licenses for broadcast properties and continued restrictions on the incurrence of additional debt, the payment of dividends, the marking of acquisitions and the sale of assets.

The amendment also contained additional covenants, representations and provisions that are usual and customary for credit facilities of this type. All other provisions of the credit facility agreement, as amended, remained in full force and effect unless expressly amended or modified by the amendment.

At the time of entering into this amendment, ECC made a prepayment of $40 million to reduce the outstanding amount of the term loans and paid the lenders an amendment fee.

ECC recorded a loss on debt extinguishment of $1.0 million for fees and unamortized finance costs during the year ended December 31, 2010.

ECC recorded a loss on debt extinguishment of $4.7 million for fees, unamortized finance costs and interest rate swap agreement termination costs associated with the amendment to the syndicated bank credit facility during the year ended December 31, 2009.

5. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2010, 2009, and 2008 is as follows (in millions):

	2010	2009	2008
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	—	—	—

Deferred
Federal	(2.8)	(4.0)	(98.5)
State	(0.4)	(0.7)	(18.5)

	(3.2)	(4.7)	(117.0)

Total provision (benefit) for taxes	$(3.2)	$(4.7)	$(117.0)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pre-tax income for the years ended December 31, 2010, 2009 and 2008 due to the following (in millions):

	2010	2009	2008
Computed “expected” tax provision (benefit)	$(5.2)	$(17.2)	$(160.5)
Change in income tax resulting from:
State taxes, net of federal benefit	(0.5)	(1.8)	(18.7)
Change in valuation allowance	2.8	13.9	61.8
Other	(0.3)	0.4	0.4

	$(3.2)	$(4.7)	$(117.0)

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities at December 31, 2010 and 2009 consist of the following (in millions):

	2010	2009
Deferred tax assets:
Net operating loss carryforward	64.6	51.6
Long-lived Intangible assets	38.7	48.9

	103.3	100.5
Valuation allowance	(103.3)	(100.5)

Net deferred tax assets	$—	$—

Deferred tax liabilities:
Long-lived Intangible assets	$(24.8)	$(28.1)

As of December 31, 2010, the Company has federal and state net operating loss carryforwards of approximately $172.1 million available to offset future taxable income. The net operating loss carryforwards will expire during the years 2020 through 2030.

For the years ended December 31, 2010 and 2009, the Company had a valuation allowance of $103.3 million and $100.5 million, respectively, as the Company believes that it is more likely than not that the deferred tax assets will not be fully realized.

As of December 31, 2010, the Company’s utilization of its available net operating loss carryforwards against future taxable income is not restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. However in subsequent periods, the utilization of its available net operating loss carryforwards against future taxable income may be restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

6. MEMBER’S EQUITY

Under the Third Amended and Restated Operating Agreement of the Company entered into as of August 3, 2000, ECC is the sole member of the Company and owns 100% of the Company’s issued and outstanding membership interests.

7. RELATED-PARTY TRANSACTIONS

The Company holds the broadcasting licenses issued by the FCC for the operation of television and radio stations by ECC. ECC is the sole member of the Company and owns 100% of the Company’s issued and outstanding membership interests. As of December 31, 2010, all of the membership interests of the Company were pledged as collateral to secure the Notes of ECC. As of December 31, 2009, all of the membership interests of the Company were pledged as collateral to secure the syndicated bank credit facility of ECC.

In April 2009, ECC acquired the assets of television station KREN-TV, serving the Reno, Nevada market, for approximately $4.3 million. ECC contributed the related FCC licenses acquired in the transaction to the Company. The transferred licenses were valued at $0.1 million.

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

In March 2008, ECC completed the acquisition of the net assets of radio station WNUE-FM in Orlando, Florida, for $24.1 million. ECC contributed the related FCC licenses acquired in the transaction to the Company. The transferred licenses were valued at $11.4 million

8. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that arose in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.