Form 10-Q
period 2011-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2011-05-06
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 2, 2011, there were 53,514,769 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,188,161 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2011

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

•	cancellations or reductions of advertising due to the current economic environment or otherwise;

•	advertising rates remaining constant or decreasing;

•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;

•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;

•	our relationship with Univision Communications Inc., or Univision;

•	the extent to which we continue to generate revenue under retransmission consent agreements;

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 26 of our Annual Report on Form 10-K for the year ended December 31, 2010.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$66,072	$72,390
Restricted cash	809	809
Trade receivables, net of allowance for doubtful accounts of $4,669 and $5,099 (including related parties of $4,130 and $5,315)	36,999	41,552
Prepaid expenses and other current assets (including related parties of $274 and $274)	7,345	6,867

Total current assets	111,225	121,618
Property and equipment, net	70,831	71,777
Intangible assets subject to amortization, net (included related parties of $24,987 and $25,880)	26,213	26,615
Intangible assets not subject to amortization	220,023	220,023
Goodwill	36,647	35,912
Other assets	13,832	14,865

Total assets	$478,771	$490,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $1,000 and $1,000)	$1,000	$1,000
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $4,223 and $4,683)	30,237	38,550

Total current liabilities	31,355	39,668
Long-term debt, less current maturities (net of bond discount of $4,743 and $4,881)	395,257	395,119
Other long-term liabilities	9,833	10,294
Deferred income taxes	36,010	35,372

Total liabilities	472,455	480,453

Commitments and contingencies (note 4)

Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2011 53,506,269; 2010 52,978,304	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2011 and 2010 22,188,161	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2011 and 2010 9,352,729	1	1
Additional paid-in capital	941,562	941,171
Accumulated deficit	(935,254)	(930,822)

Total stockholders’ equity	6,316	10,357

Total liabilities and stockholders’ equity	$478,771	$490,810

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2011	2010
Net revenue	$44,044	$43,073

Expenses:
Direct operating expenses (including related parties of $1,704 and $2,351) (including non-cash stock-based compensation of $51 and $105)	20,821	20,768
Selling, general and administrative expenses (including non-cash stock-based compensation of $156 and $148)	9,243	9,056
Corporate expenses (including non-cash stock-based compensation of $156 and $206)	3,745	3,748
Depreciation and amortization (includes direct operating of $3,327 and $3,467; selling, general and administrative of $821 and $959; and corporate of $584 and $297) (including related parties of $893 and $580)	4,732	4,723

	38,541	38,295

Operating income (loss)	5,503	4,778
Interest expense (including related parties of $15 and $29)	(9,443)	(5,514)
Interest income	2	83
Other income (loss)	687	—

Income (loss) before income taxes	(3,251)	(653)
Income tax (expense) benefit	(1,181)	(1,410)

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(4,432)	(2,063)
Equity in net income (loss) of nonconsolidated affiliate, net of tax	—	(121)

Net income (loss) applicable to common stockholders	$(4,432)	$(2,184)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$(0.05)	$(0.03)

Weighted average common shares outstanding, basic and diluted	85,039,298	84,430,204

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(4,432)	$(2,184)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,732	4,723
Deferred income taxes	638	1,213
Amortization of debt issue costs	539	104
Amortization of syndication contracts	290	272
Payments on syndication contracts	(480)	(704)
Equity in net income (loss) of nonconsolidated affiliate	—	121
Non-cash stock-based compensation	363	459
(Gain) loss on equity investment	(687)	—
Change in fair value of interest rate swap agreements	—	(3,930)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	6,807	5,040
(Increase) decrease in prepaid expenses and other assets	(598)	(92)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(10,627)	112

Net cash provided by (used in) operating activities	(3,455)	5,134

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(2,513)	(2,674)
Purchase of a business	(348)	—

Net cash provided by (used in) investing activities	(2,861)	(2,674)

Cash flows from financing activities:
Proceeds from issuance of common stock	27	150
Payments on long-term debt	—	(3,458)
Payments of deferred debt and offering costs	(29)	(362)

Net cash provided by (used in) financing activities	(2)	(3,670)

Net increase (decrease) in cash and cash equivalents	(6,318)	(1,210)
Cash and cash equivalents:
Beginning	72,390	27,666

Ending	$66,072	$26,456

Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$18,046	$9,785

Income taxes	$543	$197

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2011

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2011 or any other future period.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash

As of March 31, 2011, the Company’s balance sheet includes $0.8 million in restricted cash, which was used as temporary collateral for the Company’s $0.8 million letters of credit. These funds were segregated from the Company’s operating cash account.

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

Univision acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations. During the three-month periods ended March 31, 2011 and 2010, the amount paid by the Company to Univision in this capacity was $1.7 million and $2.0 million, respectively.

In August 2008, the Company entered into an agreement with Univision pursuant to which it granted Univision the right to negotiate the terms of agreements providing for the carriage of the Company’s Univision- and TeleFutura-affiliated television station signals by multichannel video programming distributors, or MVPDs. The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of its Univision- and TeleFutura-affiliated television station signals. As of March 31, 2011, the amount due to the Company from Univision was $4.1 million related to the agreements for the carriage of its Univision and TeleFutura-affiliated television station signals.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.4 million and $0.5 million for the three-month periods ended March 31, 2011 and 2010, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 3 years.

As of March 31, 2011, there was approximately $0.3 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 0.6 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2011, there was approximately $1.3 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.1 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except per share and per share data):

	Three-Month Period Ended March 31,
	2011	2010
Basic and diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$(4,432)	$(2,184)

Denominator:
Weighted average common shares outstanding	85,039,298	84,430,204

Per share:
Net income (loss) per share applicable to common stockholders	$(0.05)	$(0.03)

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the three-month periods ended March 31, 2011 and 2010, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 679,908 and 752,743 equivalent shares of dilutive securities for the three-month periods ended March 31, 2011 and 2010, respectively.

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

The carrying amount and estimated fair value of the Notes as of March 31, 2011 was $395.3 million and $427.5 million, respectively. The estimated fair value is based on quoted market prices for the Notes.

For the three-month period ended March 31, 2011, the Company recognized an increase of $0.1 million in interest expense related to amortization of the bond discount.

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

As a result of the termination of the Company’s previous syndicated bank credit facility, the Company is no longer subject to the financial covenants associated with the syndicated bank credit facility. However, subject to certain exceptions, both the Indenture and the Credit Agreement contain various provisions that limit the Company’s ability, among other things, to:

•	incur additional indebtedness;

•	incur liens;

•	merge, dissolve, consolidate, or sell all or substantially all of our assets;

•	make certain investments;

•	make certain restricted payments;

•	declare certain dividends or distributions or repurchase shares of our capital stock;

•	enter into certain transactions with affiliates; and

•	change the nature of our business.

In addition, the Indenture contains various provisions that limit the Company’s ability to:

•	apply the proceeds from certain asset sales other than in accordance with the terms of the Indenture; and

•	restrict dividends or other payments from subsidiaries.

In addition, the Credit Agreement contains various provisions that limit the Company’s ability to:

•	dispose of certain assets; and

•	amend the Company’s or any guarantor’s organizational documents of the Company in any way that is materially adverse to the lenders under the 2010 Credit Facility.

Moreover, if the Company fails to comply with any of the financial covenants or ratios under the 2010 Credit Facility, the lenders could:

•	Elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	Terminate their commitments, if any, to make further extensions of credit.

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards applicable to the Company, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

3. SEGMENT INFORMATION

The Company operates in two reportable segments: television broadcasting and radio broadcasting.

Television Broadcasting

The Company owns and/or operates 53 primary television stations located primarily California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C

Radio Broadcasting

The Company owns and operates 48 radio stations (37 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2011 and 2010. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period Ended March 31,		% Change 2011 to 2010
	2011	2010
Net Revenue
Television	$30,668	$29,645	3%
Radio	13,376	13,428	(0)%

Consolidated	44,044	43,073	2%

Direct operating expenses
Television	12,659	13,029	(3)%
Radio	8,162	7,739	5%

Consolidated	20,821	20,768	0%

Selling, general and administrative expenses
Television	5,171	4,928	5%
Radio	4,072	4,128	(1)%

Consolidated	9,243	9,056	2%

Depreciation and amortization
Television	3,835	3,729	3%
Radio	897	994	(10)%

Consolidated	4,732	4,723	0%

Segment operating profit (loss)
Television	9,003	7,959	13%
Radio	245	567	(57)%

Consolidated	9,248	8,526	8%

Corporate expenses	3,745	3,748	(0)%

Operating income (loss)	5,503	4,778	15%

Interest expense	(9,443)	(5,514)	71%
Interest income	2	83	(98)%
Other income (loss)	687	—	*

Income (loss) before income taxes	$(3,251)	$(653)	398%

Capital expenditures
Television	$2,617	$2,359
Radio	150	342

Consolidated	$2,767	$2,701

	March 31, 2011	December 31, 2010
Total assets
Television	$356,090	$367,474
Radio	122,681	123,336

Consolidated	$478,771	$490,810

*	Percentage not meaningful.

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

5. ACQUISITION

On January 3, 2011, the Company completed the acquisition of Lotus/Entravision Reps LLC (“LER”), a representation firm that sells national spots to advertising agencies on behalf of the Company and other clients. The Company previously owned 50 percent of LER which was accounted for under the equity method. The Company paid $1.1 million for the remaining 50 percent of LER in order to realize synergies by integrating LER’s sales force with the Company’s radio operations. The consideration consisted of $0.7 million paid in cash and an additional amount due of $0.4 million based on LER’s working capital. Any adjustments relating to working capital must be finalized by October 30, 2011.

As a result of the Company obtaining control over LER, the Company’s previously held 50 percent interest was remeasured to its fair value of $1.1 million. The resulting gain of $0.7 million is included in the line item ‘Other income (loss)’ on the consolidated statement of operations.

The following is a summary of the initial purchase price allocation for the Company’s acquisition of LER (unaudited; in millions):

Cash and cash equivalents	$0.5
Trade accounts receivable	2.1
Prepaids and other assets	0.1
Property and equipment	0.1
Intangible assets subject to amortization	0.5
Goodwill	0.7
Current liabilities	(1.8)

$2.2

The goodwill, which is expected to be deductible for tax purposes, is assigned to the radio broadcasting segment and is attributable to expected synergies from combining LER’s operations with the Company’s. The changes in the carrying amount of goodwill for each of the Company’s operating segments for the three-month period ended March 31, 2011 are as follows (in thousands):

	December 31, 2010	Acquisition	March 31, 2011
Television	$35,912	$—	$35,912
Radio	—	735	735

Total	$35,912	$735	$36,647

The acquired receivables approximate their fair value inclusive of collection risk, which was not significant. Acquisition related costs were not significant and LER’s revenue and net income were not significant to the Company’s results for any of the periods presented.

6. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s Notes are guaranteed by all of the Company’s existing and future wholly-owned domestic subsidiaries. All of the guarantees are full and unconditional and joint and several. None of the Company’s foreign subsidiaries are guarantors of the Notes.

Set forth below are consolidating financial statements related to the Company, its material guarantor subsidiary Entravision Holdings, LLC, and its non-guarantor subsidiaries. Consolidating balance sheets are presented as of March 31, 2011 and December 31, 2010 and the related consolidating statements of operations and cash flows are presented for the three-month periods ended March 31, 2011 and 2010. The equity method of accounting has been used by the Company to report its investment in subsidiaries.

Consolidating Balance Sheet

March 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets
Cash and cash equivalents	$65,841	$—	$231	$—	$66,072
Restricted Cash	809	—	—		809
Trade receivables, net of allowance for doubtful accounts	36,901	—	98	—	36,999
Prepaid expenses and other current assets	7,009	—	336	—	7,345

Total current assets	110,560	—	665	—	111,225
Property and equipment, net	67,225	—	3,606	—	70,831
Intangible assets subject to amortization, net	26,213	—	—	—	26,213
Intangible assets not subject to amortization	38,739	177,584	3,700	—	220,023
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	172,117	—	—	(172,117)	—
Other assets	13,832	—	11,846	(11,846)	13,832

Total assets	$464,339	$177,584	$20,811	$(183,963)	$478,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,000	$—	$—	$—	$1,000
Advances payable, related parties	118	—	—	—	118
Accounts payable and accrued expenses	39,407	—	605	(9,775)	30,237

Total current liabilities	40,525	—	605	(9,775)	31,355
Long-term debt, less current maturities	395,257	—	—	—	395,257
Other long-term liabilities	9,833	—	—	—	9,833
Deferred income taxes	12,408	25,673	—	(2,071)	36,010

Total liabilities	458,023	25,673	605	(11,846)	472,455

Stockholders’ Equity
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class C common stock	1	—	—	—	1
Member’s capital	—	803,976	12,652	(816,628)	—
Additional paid-in capital	941,562	—	—	—	941,562
Accumulated deficit	(935,254)	(652,065)	7,554	644,511	(935,254)

Total stockholders’ equity	6,316	151,911	20,206	(172,117)	6,316

Total liabilities and stockholders’ equity	$464,339	$177,584	$20,811	$(183,963)	$478,771

Consolidating Balance Sheet

December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current Assets
Cash and cash equivalents	$72,140	$—	$250	$—	$72,390
Restricted Cash	809	—	—		809
Trade receivables, net of allowance for doubtful accounts	41,302	—	250	—	41,552
Prepaid expenses and other current assets	6,547	—	320	—	6,867

Total current assets	120,798	—	820	—	121,618
Property and equipment, net	67,974	—	3,803	—	71,777
Intangible assets subject to amortization, net	26,615	—	—	—	26,615
Intangible assets not subject to amortization	38,739	177,584	3,700	—	220,023
Goodwill	34,918	—	994	—	35,912
Investment in subsidiaries	172,893	—	—	(172,893)	—
Other assets	14,865	—	11,556	(11,556)	14,865

Total assets	$476,802	$177,584	$20,873	$(184,449)	$490,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,000	$—	$—	$—	$1,000
Advances payable, related parties	118	—	—	—	118
Accounts payable and accrued expenses	47,288	—	735	(9,473)	38,550

Total current liabilities	48,406	—	735	(9,473)	39,668
Long-term debt, less current maturities	395,119	—	—	—	395,119
Other long-term liabilities	10,294	—	—	—	10,294
Deferred income taxes	12,626	24,829	—	(2,083)	35,372

Total liabilities	466,445	24,829	735	(11,556)	480,453

Stockholders’ Equity
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class C common stock	1	—	—	—	1
Member’s capital	—	803,976	12,652	(816,628)	—
Additional paid-in capital	941,171	—	—	—	941,171
Accumulated deficit	(930,822)	(651,221)	7,486	643,735	(930,822)

Total stockholders’ equity	10,357	152,755	20,138	(172,893)	10,357

Total liabilities and stockholders’ equity	$476,802	$177,584	$20,873	$(184,449)	$490,810

Consolidating Statement of Operations Three-Month Period Ended March 31, 2011 (In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$43,833	$—	$843	$(632)	$44,044

Expenses:
Direct operating expenses	21,099	—	354	(632)	20,821
Selling, general and administrative expenses	9,115	—	128	—	9,243
Corporate expenses	3,745	—	—	—	3,745
Depreciation and amortization	4,527	—	205	—	4,732

	38,486	—	687	(632)	38,541

Operating income (loss)	5,347	—	156	—	5,503
Interest expense	(9,443)	—	—	—	(9,443)
Interest income	2	—	—	—	2
Other income (loss)	687	—	—	—	687

Income (loss) before income taxes	(3,407)	—	156	—	(3,251)
Income tax benefit (expense)	(249)	(844)	(88)	—	(1,181)

Income (loss) before equity in net income (loss) of subsidiaries	(3,656)	(844)	68	—	(4,432)
Equity in income (loss) of subsidiaries	(776)	—	—	776	—

Net income (loss) applicable to common stockholders	$(4,432)	$(844)	$68	$776	$(4,432)

Consolidating Statement of Operations

Three-Month Period Ended March 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$42,795	$—	$763	$(485)	$43,073

Expenses:
Direct operating expenses	20,991	—	262	(485)	20,768
Selling, general and administrative expenses	8,917	—	139	—	9,056
Corporate expenses	3,748	—	—	—	3,748
Depreciation and amortization	4,537	—	186	—	4,723

	38,193	—	587	(485)	38,295

Operating income (loss)	4,602	—	176	—	4,778
Interest expense	(5,514)	—	—	—	(5,514)
Interest income	83	—	—	—	83
Other income (loss)	—	—	—	—	—

Income (loss) before income taxes	(829)	—	176	—	(653)
Income tax benefit (expense)	(493)	(822)	(95)	—	(1,410)

Income (loss) before equity in net income (loss) of subsidiaries and nonconsolidated affiliate	(1,322)	(822)	81	—	(2,063)
Equity in income (loss) of subsidiaries	(741)	—	—	741	—

Income (loss) before equity in net income (loss) of nonconsolidated affiliates	(2,063)	(822)	81	741	(2,063)
Equity in net income (loss) of nonconsolidated affiliates	(121)	—	—	—	(121)

Net income (loss) applicable to common stockholders	$(2,184)	$(822)	$81	$741	$(2,184)

Consolidating Statement of Cash Flows

Three-Month Period Ended March 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(4,432)	$(844)	$68	$776	$(4,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,527	—	205	—	4,732
Deferred income taxes	(214)	844	8	—	638
Amortization of debt issue costs	539	—	—	—	539
Amortization of syndication contracts	290	—	—	—	290
Payments on syndication contracts	(480)	—	—	—	(480)
Non-cash stock-based compensation	363	—	—	—	363
(Gain) loss on equity investment	(687)	—	—	—	(687)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	6,655	—	152	—	6,807
(Increase) decrease in amounts due from related party	302	—	(302)	—	—
(Increase) decrease in prepaid expenses and other assets	(586)	—	(12)	—	(598)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(10,497)	—	(130)	—	(10,627)

Net cash provided by (used in) operating activities	(4,220)	—	(11)	776	(3,455)

Cash flows from investing activities:
Investment in subsidiaries	776	—	—	(776)	—
Purchase of a business	(348)	—	—	—	(348)
Purchases of property and equipment and intangibles	(2,505)	—	(8)	—	(2,513)

Net cash provided by (used in) investing activities	(2,077)	—	(8)	(776)	(2,861)

Cash flows from financing activities:
Proceeds from issuance of common stock	27	—	—	—	27
Payments of deferred debt and offering costs	(29)	—	—	—	(29)

Net cash provided by (used in) financing activities	(2)	—	—	—	(2)

Net increase (decrease) in cash and cash equivalents	(6,299)	—	(19)	—	(6,318)
Cash and cash equivalents:
Beginning	72,140	—	250	—	72,390

Ending	$65,841	$—	$231	$—	$66,072

Consolidating Statement of Cash Flows

Three-Month Period Ended March 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(2,184)	$(822)	$81	$741	$(2,184)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,537	—	186	—	4,723
Deferred income taxes	391	822	—	—	1,213
Amortization of debt issue costs	104	—	—	—	104
Amortization of syndication contracts	272	—	—	—	272
Payments on syndication contracts	(704)	—	—	—	(704)
Equity in net income (loss) of nonconsolidated affiliate	121	—	—	—	121
Non-cash stock-based compensation	459	—	—	—	459
Change in fair value of interest rate swap agreements	(3,930)	—	—	—	(3,930)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	4,955	—	85	—	5,040
(Increase) decrease in amounts due from related party	376	—	(376)	—	—
(Increase) decrease in prepaid expenses and other assets	(98)	—	6	—	(92)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	164	—	(52)	—	112

Net cash provided by (used in) operating activities	4,463	—	(70)	741	5,134

Cash flows from investing activities:
Investment in subsidiaries	741	—	—	(741)	—
Purchases of property and equipment and intangibles	(2,663)	—	(11)	—	(2,674)

Net cash provided by (used in) investing activities	(1,922)	—	(11)	(741)	(2,674)

Cash flows from financing activities:
Proceeds from issuance of common stock	150	—	—	—	150
Payments on long-term debt	(3,458)	—	—	—	(3,458)
Payments of deferred debt and offering costs	(362)	—	—	—	(362)

Net cash provided by (used in) financing activities	(3,670)	—	—	—	(3,670)

Net increase (decrease) in cash and cash equivalents	(1,129)	—	(81)	—	(1,210)
Cash and cash equivalents:
Beginning	27,260	—	406	—	27,666

Ending	$26,131	$—	$325	$—	$26,456

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended March 31, 2011, was $44.0 million. Of that amount, revenue generated by our television segment accounted for 70% and revenue generated by our radio segment accounted for 30%.

As of the date of filing this report, we own and/or operate 53 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 48 radio stations (37 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

We generate revenue primarily from sales of national and local advertising time on television and radio stations, and from retransmission consent agreements. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers. We also generate revenue from retransmission consent agreements that are entered into with MVPDs. We refer to such revenue as retransmission consent revenue, which represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We recognize retransmission consent revenue when it is accrued pursuant to the agreements we have entered into with respect to such revenue.

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

Highlights

During the first quarter, we achieved revenue growth despite continuing challenges in the advertising environment. Net revenue increased to $44.0 million, an increase of $0.9 million, or 2%, over the first quarter of 2010. Our performance was driven primarily by retransmission consent revenue. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue for our television segment increased to $30.7 million in the first quarter of 2011, from $29.6 million in the first quarter of 2010. This increase of $1.1 million, or 3%, in net revenue was primarily due to an increase in retransmission consent revenue, partially offset by a decrease in advertising revenue. We generated a total of $4.2 million of retransmission consent revenue in the first quarter of 2011. We anticipate that retransmission consent revenue for the full year 2011 will be greater than it was for the full year 2010 and will continue to be a growing source of net revenues in future periods.

Net revenue for our radio segment was $13.4 million for each of the first quarters of 2011 and 2010.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national and regional advertising sales on our Univision- and TeleFutura-affiliate television stations, and Entravision pays certain sales representation fees to Univision relating to national and regional advertising sales. During the three-month periods ended March 31, 2011 and 2010, the amount we paid Univision in this capacity was $1.7 million and $2.0 million, respectively.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and TeleFutura-affiliated television station signals for a term of six years. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs.

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

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards applicable to the Company, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2010 Annual Report on Form 10-K.

Three- Month Periods Ended March 31, 2011 and 2010

The following table sets forth selected data from our operating results for the three- month periods ended March 31, 2011 and 2010 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2011	2010	Change
Statements of Operations Data:
Net revenue	$44,044	$43,073	2%

Direct operating expenses	20,821	20,768	0%
Selling, general and administrative expenses	9,243	9,056	2%
Corporate expenses	3,745	3,748	(0)%
Depreciation and amortization	4,732	4,723	0%

	38,541	38,295	1%

Operating income (loss)	5,503	4,778	15%
Interest expense	(9,443)	(5,514)	71%
Interest income	2	83	(98)%
Other income (loss)	687	—	*

Income (loss) before income taxes	(3,251)	(653)	398%
Income tax (expense) benefit	(1,181)	(1,410)	(16)%

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(4,432)	(2,063)	115%
Equity in net income (loss) of nonconsolidated affiliate, net of tax	—	(121)	(100)%

Net income (loss) applicable to common stockholders	$(4,432)	$(2,184)	103%

Other Data:
Capital expenditures	2,767	2,701
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)	10,408	9,528
Net cash provided by (used in) operating activities	(3,455)	5,134
Net cash provided by (used in) investing activities	(2,861)	(2,674)
Net cash provided by (used in) financing activities	(2)	(3,670)

*	Percentage not meaningful.
(1)	Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, gain on equity investment, loss on debt extinguishment, loss from discontinued operations, income tax benefit (expense), equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, gain on equity investment, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.
(2)	Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under our 2010 Credit Facility, our maximum allowed leverage ratio may not exceed 7.00 to 1. The actual leverage ratio was as follows (in each case as of March 31): 2011, 6.2 to 1; 2010, 6.2 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our 2010 Credit Facility in July 2010, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that the current covenant had been applicable for all periods presented.
(3)

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, gain on equity investment, loss on debt extinguishment, loss from discontinued operations, income tax benefit (expense), equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Three-Month Period
	Ended March 31,
	2011	2010
Consolidated adjusted EBITDA (1)	$10,408	$9,528

Interest expense	(9,443)	(5,514)
Interest income	2	83
Income tax (expense) benefit	(1,181)	(1,410)
Amortization of syndication contracts	(290)	(272)
Payments on syndication contracts	480	704
Non-cash stock-based compensation included in direct operating expenses	(51)	(105)
Non-cash stock-based compensation included in selling, general and administrative expenses	(156)	(148)
Non-cash stock-based compensation included in corporate expenses	(156)	(206)
Depreciation and amortization	(4,732)	(4,723)
Gain (loss) on equity investment	687	—
Equity in net income (loss) of nonconsolidated affiliates	—	(121)

Net income (loss)	(4,432)	(2,184)

Depreciation and amortization	4,732	4,723
Deferred income taxes	638	1,213
Amortization of debt issue costs	539	104
Amortization of syndication contracts	290	272
Payments on syndication contracts	(480)	(704)
Equity in net income (loss) of nonconsolidated affiliate	—	121
Non-cash stock-based compensation	363	459
(Gain) loss on equity investment	(687)	—
Change in fair value of interest rate swap agreements	—	(3,930)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	6,807	5,040
(Increase) decrease in prepaid expenses and other assets	(598)	(92)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(10,627)	112

Cash flows from operating activities	$(3,455)	$5,134

Consolidated Operations

Net Revenue. Net revenue increased to $44.0 million for the three-month period ended March 31, 2011 from $43.1 million for the three-month period ended March 31, 2010, an increase of $0.9 million. The increase came from our television segment and was attributable to an increase in retransmission consent revenue, partially offset by a decrease in advertising revenue.

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

Direct Operating Expenses. Direct operating expenses were $20.8 million for each of the three-month periods ended March 31, 2011 and 2010. Direct operating expenses from our radio segment increased by $0.4 million. The increase was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011, expenses associated with LER and an increase in ratings expense. The increase from our radio segment was offset by a $0.4 million decrease from our television segment and was primarily attributable to a decrease in salary expense due to reductions of personnel and other cost reduction measures, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. As a percentage of net revenue, direct operating expenses decreased to 47% for the three-month period ended March 31, 2011 from 48% for the three-month period ended March 31, 2010. Direct operating expenses as a percentage of net revenue decreased because net revenue increased while direct operating expenses remained constant.

We believe that direct operating expenses will increase during 2011 primarily as a result of the partial restoration of employee salaries during the first quarter of 2011 and expenses associated with LER. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.2 million for the three-month period ended March 31, 2011 from $9.1 million for the three-month period ended March 31, 2010, an increase of $0.1 million. The increase came from our television segment and was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011. As a percentage of net revenue, selling, general and administrative expenses remained at 21% for each of the three-month periods ended March 31, 2011 and 2010. Selling, general and administrative expenses as a percentage of net revenue were flat because the increase in net revenue matched the increase in selling, general and administrative expenses.

We believe that selling, general and administrative expenses will increase during 2011 primarily as a result of the partial restoration of employee salaries during the first quarter of 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Corporate Expenses. Corporate expenses were $3.7 million for each of the three-month periods ended March 31, 2011 and 2010. As a percentage of net revenue, corporate expenses remained at 9% for each the three-month periods ended March 31, 2011 and 2010.

We believe that corporate expenses will increase during 2011 primarily as a result of the partial restoration of employee salaries during the first quarter of 2011 and increased professional fees.

Depreciation and Amortization. Depreciation and amortization was $4.7 million for each of the three-month periods ended March 31, 2011 and 2010.

Operating Income. As a result of the above factors, operating income was $5.5 million for the three-month period ended March 31, 2011, compared to $4.8 million for the three-month period ended March 31, 2010.

Interest Expense. Interest expense increased to $9.4 million for the three-month period ended March 31, 2011 from $5.5 million for the three-month period ended March 31, 2010, an increase of $3.9 million. The increase in interest expense was primarily attributable to the change in the fair value of our interest rate swap agreements during the three-month period ended March 31, 2010. Those interest rate swap agreements were terminated in July 2010.

Income Tax Expense. Income tax expense for the three-month period ended March 31, 2011 was $1.2 million. The effective income tax rate was lower than our expected statutory rate of approximately 38% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangibles. Income tax expense for the three-month period ended March 31, 2010 was $1.4 million. The effective income tax rate was higher than our expected statutory rate of approximately 38% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangibles.

As of March 31, 2011, we believe that our deferred tax assets will not be fully realized in the future and we are providing a full valuation allowance against those deferred tax assets. In determining our deferred tax assets subject to a valuation allowance, we excluded the deferred tax liabilities attributable to indefinite-lived intangibles.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $30.7 million for the three-month period ended March 31, 2011 from $29.6 million for the three-month period ended March 31, 2010, an increase of $1.1 million. The increase was attributable to retransmission consent revenue, partially offset by a decrease in advertising revenue. We generated a total of $4.2 million and $3.1 million in retransmission consent revenue for the three-month periods ended March 31, 2011 and 2010, respectively. We anticipate that retransmission consent revenue for the full year 2011 will be greater than it was for the full year 2010 and will continue to be a growing source of net revenues in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $12.7 million for the three-month period ended March 31, 2011 from $13.0 million for the three-month period ended March 31, 2010, a decrease of $0.3 million. The decrease was primarily attributable to a decrease in salary expense due to reductions of personnel and other cost reduction measures, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.2 million for the three-month period ended March 31, 2011 from $4.9 million for the three-month period ended March 31, 2010, an increase of $0.3 million. The increase was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011.

Radio

Net Revenue. Net revenue in our radio segment was $13.4 million for each of the three-month periods ended March 31, 2011 and 2010.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $8.2 million for the three-month period ended March 31, 2011 from $7.7 million for the three-month period ended March 31, 2010, an increase of $0.5 million. The increase was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011, expenses associated with LER and an increase in ratings expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment were $4.1 million for each of the three-month periods ended March 31, 2011 and 2010.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. Although we had net losses of approximately $18.1 million and $50.1 million for the years ended December 31, 2010 and 2009, respectively, we had positive cash flow from operations of $37.1 million and $18.8 million for the years ended December 31, 2010 and 2009, respectively. Although we reported negative cash flow from operations of $3.5 million for the three-month period ended March 31, 2011, we expect to have positive cash flow from operations for the 2011 year. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations and available borrowings under our 2010 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

Notes

On July 27, 2010, we completed the offering and sale of $400 million aggregate principal amount of our Notes. The Notes were issued at a discount of 98.722% of their principal amount and mature on August 1, 2017. Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. We received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness outstanding under our previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to offering of the Notes and for general corporate purposes.

The Notes are guaranteed on a senior secured basis by all of our existing and future wholly-owned domestic subsidiaries (the “Note Guarantors”). The Notes and the guarantees rank equal in right of payment to all of our and the guarantors’ existing and future senior indebtedness and senior in right of payment to all of our and the Note Guarantors’ existing and future subordinated indebtedness. In addition, the Notes and the guarantees are effectively junior: (i) to our and the Note Guarantors’ indebtedness secured by assets that are not collateral; (ii) pursuant to an Intercreditor Agreement entered into at the same time that we entered into the 2010 Credit Facility described below; and (iii) to all of the liabilities of any of our existing and future subsidiaries that do not guarantee the Notes, to the extent of the assets of those subsidiaries. all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including the Company.

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

2010 Credit Facility

On July 27, 2010, we also entered into a new $50 million revolving credit facility (our “2010 Credit Facility”) and terminated the amended syndicated bank credit facility agreement. Our 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. In addition, we may increase the aggregate principal amount of our 2010 Credit Facility by up to an additional $50 million, subject to our satisfying certain conditions.

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

Subject to certain exceptions, both the Indenture and the Credit Agreement contain various provisions that limit our ability, among other things, to:

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

Debt and Equity Financing

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through March 31, 2011. We are currently restricted from making future repurchases of shares of our common stock under the terms of the Indenture and the Credit Agreement.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $10.4 million for the three-month period ended March 31, 2011 from $9.5 million for the three-month period ended March 31, 2010, an increase of $0.9 million, or 9%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 24% for the three-month period ended March 31, 2011 from 22% for the three-month period ended March 31, 2010.

We define consolidated adjusted EBITDA as net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, gain on equity investment, loss on debt extinguishment, loss from discontinued operations, income tax benefit (expense), equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, gain on equity investment, loss on debt extinguishment, loss from discontinued operations, income tax expense (benefit), equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum allowed leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum allowed leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under our 2010 Credit Facility, our maximum allowed leverage ratio may not exceed 7.00 to 1. The actual leverage ratio was as follows (in each case as of March 31): 2011, 6.2 to 1; 2010, 6.2 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our 2010 Credit Facility in July 2010, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that the current covenant had been applicable for all periods presented.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, gain on equity investment, loss on debt extinguishment, loss from discontinued operations, income tax benefit (expense), equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 21.

Cash Flow

Net cash flow used in operating activities was $3.5 million for the three-month period ended March 31, 2011 compared to net cash flow provided by operating activities of $5.1 million for the three-month period ended March 31, 2010. We had net loss of $4.4 million for the three-month period ended March 31, 2011. Our net loss for the three-month period ended March 31, 2011 was primarily the result of non-cash expenses, including depreciation and amortization expense of $4.7 million. Our net loss of $2.2 million for the three-month period ended March 31, 2010, was primarily the result of non-cash expenses, including depreciation and amortization expense of $4.7 million. We expect to have positive cash flow from operating activities for the 2011 year.

Net cash flow used in investing activities was $2.9 million for the three-month period ended March 31, 2011, compared to $2.7 million for the three-month period ended March 31, 2010. During the three-month period ended March 31, 2011, we spent $2.5 million on net capital expenditures and $0.4 million related to the acquisition of LER. During the three-month period ended March 31, 2010, we spent $2.7 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $8 million during the full year 2011. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund these capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $3.7 million for the three-month period ended March 31, 2010. During the three-month period ended March 31, 2010, we made debt payments of $3.5 million.

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

Interest Rates

On July 27, 2010, we completed the offering and sale of $400 million aggregate principal amount of our Notes. The Notes were issued at a discount of 98.722% of their principal amount and mature on August 1, 2017. Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. We received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness outstanding under our previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to offering of the Notes and provide capital for general corporate purposes.

ITEM 4.	CONTROLS AND PROCEDURES

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

There have not been any changes in our internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

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

Date: May 6, 2011

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