Form 10-Q
period 2011-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2011-08-05
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 1, 2011, there were 53,514,769 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,188,161 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2011

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

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$75,269	$72,390
Restricted cash	—	809
Trade receivables, net of allowance for doubtful accounts of $4,181 and $5,099 (including related parties of $5,436 and $5,315)	42,164	41,552
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,594	6,867

Total current assets	124,027	121,618
Property and equipment, net	68,682	71,777
Intangible assets subject to amortization, net (including related parties of $24,360 and $25,880)	25,536	26,615
Intangible assets not subject to amortization	220,701	220,023
Goodwill	36,647	35,912
Other assets	12,525	14,865

Total assets	$488,118	$490,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $0 and $1,000)	$—	$1,000
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $4,339 and $4,683)	39,925	38,550

Total current liabilities	40,043	39,668
Long-term debt, less current maturities (net of bond discount of $4,602 and $4,881)	395,398	395,119
Other long-term liabilities	9,208	10,294
Deferred income taxes	36,989	35,372

Total liabilities	481,638	480,453

Commitments and contingencies (note 4)

Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2011 53,514,769; 2010 52,978,304	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2011 and 2010 22,188,161	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2011 and 2010 9,352,729	1	1
Additional paid-in capital	942,078	941,171
Accumulated deficit	(935,606)	(930,822)

Total stockholders’ equity	6,480	10,357

Total liabilities and stockholders’ equity	$488,118	$490,810

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
Net revenue	$50,265	$53,431	$94,309	$96,504

Expenses:
Direct operating expenses (including related parties of $1,815, $3,151, $3,519 and $5,502) (including non-cash stock-based compensation of $53, $103, $104 and $208)	22,487	22,162	43,308	42,930
Selling, general and administrative expenses (including non-cash stock-based compensation of $159, $147, $315 and $295)	9,286	8,935	18,529	17,991
Corporate expenses (including non-cash stock-based compensation of $289, $286, $445 and $492)	3,772	3,477	7,517	7,225
Depreciation and amortization (includes direct operating of $3,352, $3,385, $6,678 and $6,874; selling, general and administrative of $798, $903, $1,619 and $1,841; and corporate of $275, $586, $860 and $883) (including related parties of $627, $846, $1,520 and $1,426)	4,425	4,874	9,157	9,597

	39,970	39,448	78,511	77,743

Operating income (loss)	10,295	13,983	15,798	18,761
Interest expense (including related parties of $15, $25, $30 and $54) (note 2)	(9,459)	(5,263)	(18,902)	(10,777)
Interest income	—	84	2	167
Other income (loss)	—	—	687	—

Income (loss) before income taxes	836	8,804	(2,415)	8,151
Income tax (expense) benefit	(1,188)	(1,928)	(2,369)	(3,338)

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(352)	6,876	(4,784)	4,813
Equity in net income (loss) of nonconsolidated affiliate, net of tax	—	87	—	(34)

Net income (loss) applicable to common stockholders	$(352)	$6,963	$(4,784)	$4,779

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$0.00	$0.08	$(0.06)	$0.06

Weighted average common shares outstanding, basic	85,053,417	84,494,665	85,046,396	84,462,613

Weighted average common shares outstanding, diluted	85,053,417	85,373,021	85,046,396	85,278,162

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(4,784)	$4,779
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,157	9,597
Deferred income taxes	1,617	2,627
Amortization of debt issue costs	1,086	208
Amortization of syndication contracts	1,143	550
Payments on syndication contracts	(955)	(1,409)
Equity in net income (loss) of nonconsolidated affiliate	—	34
Non-cash stock-based compensation	864	995
Other income (loss)	(687)	—
Change in fair value of interest rate swap agreements	—	(8,053)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	809	—
(Increase) decrease in accounts receivable	1,605	(3,625)
(Increase) decrease in prepaid expenses and other assets	47	48
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(783)	3,451

Net cash provided by (used in) operating activities	9,119	9,202

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(4,702)	(6,045)
Purchase of a business	(551)	—

Net cash provided by (used in) investing activities	(5,253)	(6,045)

Cash flows from financing activities:
Proceeds from issuance of common stock	42	219
Payments on long-term debt	(1,000)	(4,458)
Payments of deferred debt and offering costs	(29)	(863)

Net cash provided by (used in) financing activities	(987)	(5,102)

Net increase (decrease) in cash and cash equivalents	2,879	(1,945)
Cash and cash equivalents:
Beginning	72,390	27,666

Ending	$75,269	$25,721

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$18,205	$18,725

Income taxes	$752	$711

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2011

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Related Party

Substantially all of the Company’s television stations are Univision- or TeleFutura-affiliated television stations. The Company’s network affiliation agreements with Univision provide certain of its owned stations the exclusive right to broadcast Univision’s primary network and TeleFutura network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to the Company’s consent.

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national and regional advertising sales on the Company’s Univision- and TeleFutura-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to national and regional advertising sales. During the three-month periods ended June 30, 2011 and 2010, the amount the Company paid Univision in this capacity was $1.8 million and $2.6 million, respectively. During the six-month periods ended June 30, 2011 and 2010, the amount the Company paid Univision in this capacity was $3.5 million and $4.6 million, respectively.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted to Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and TeleFutura-affiliated television station signals for a term of six years. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with MVPDs. The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of its Univision- and TeleFutura-affiliated television station signals. As of June 30, 2011, the amount due to the Company from Univision was $5.4 million related to the agreements for the carriage of its Univision and TeleFutura-affiliated television station signals.

Univision currently owns approximately 10% of the Company common stock on a fully-converted basis.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.5 million for each of the three-month periods ended June 30, 2011 and 2010. Stock-based compensation expense related to grants of stock options and restricted stock units was $0.9 million and $1.0 million for the six-month periods ended June 30, 2011 and 2010, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 3 years.

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Six-Month Period Ended June 30, 2011
Fair value of options granted	$1.52
Expected volatility	78%
Risk-free interest rate	2.4%
Expected lives	7.0 years
Dividend rate	—

As of June 30, 2011, there was approximately $0.5 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 0.6 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of June 30, 2011, there was approximately $1.0 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 0.8 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except per share and per share data):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
Basic earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$(352)	$6,963	$(4,784)	$4,779

Denominator:
Weighted average common shares outstanding	85,053,417	84,494,665	85,046,396	84,462,613

Per share:
Net income (loss) per share applicable to common stockholders	$0.00	$0.08	$(0.06)	$0.06

Diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$(352)	$6,963	$(4,784)	$4,779

Denominator:
Weighted average common shares outstanding	85,053,417	84,494,665	85,046,396	84,462,613
Dilutive securities:
Stock options and restricted stock units	—	878,356	—	815,549

Diluted shares outstanding	85,053,417	85,373,021	85,046,396	85,278,162

Per share:
Net income (loss) per share applicable to common stockholders	$0.00	$0.08	$(0.06)	$0.06

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the three- and six-month periods ended June 30, 2011, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 722,709 and 701,308 equivalent shares of dilutive securities for the three- and six-month periods ended June 30, 2011, respectively.

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

The carrying amount and estimated fair value of the Notes as of June 30, 2011 was $395.4 million and $413.0 million, respectively. The estimated fair value is based on quoted market prices for the Notes.

For the three- and six-month periods ended June 30, 2011, the Company recognized an increase in interest expense related to amortization of the bond discount of $0.1 and $0.3 million, respectively.

2010 Credit Facility

On July 27, 2010, the Company also entered into a new $50 million revolving credit facility (“2010 Credit Facility”) and terminated the amended syndicated bank credit facility agreement. The 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. As of June 30, 2011, the Company had approximately $0.8 million in outstanding letters of credit. In addition, the Company may increase the aggregate principal amount of the 2010 Credit Facility by up to an additional $50 million, subject to the Company satisfying certain conditions. We currently have no outstanding borrowings under the 2010 Credit Facility.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-4”). The guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. ASU 2011-4 is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the three- and six-month periods ended June 30, 2011 and 2010. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		% Change	Ended June 30,		% Change
	2011	2010	2011 to 2010	2011	2010	2011 to 2010
Net Revenue
Television	$33,118	$34,819	(5)%	$63,786	$64,464	(1)%
Radio	17,147	18,612	(8)%	30,523	32,040	(5)%

Consolidated	50,265	53,431	(6)%	94,309	96,504	(2)%

Direct operating expenses
Television	13,665	13,825	(1)%	26,324	26,854	(2)%
Radio	8,822	8,337	6%	16,984	16,076	6%

Consolidated	22,487	22,162	1%	43,308	42,930	1%

Selling, general and administrative expenses
Television	4,991	5,079	(2)%	10,162	10,007	2%
Radio	4,295	3,856	11%	8,367	7,984	5%

Consolidated	9,286	8,935	4%	18,529	17,991	3%

Depreciation and amortization
Television	3,539	3,940	(10)%	7,374	7,669	(4)%
Radio	886	934	(5)%	1,783	1,928	(8)%

Consolidated	4,425	4,874	(9)%	9,157	9,597	(5)%

Segment operating profit
Television	10,923	11,975	(9)%	19,926	19,934	(0)%
Radio	3,144	5,485	(43)%	3,389	6,052	(44)%

Consolidated	14,067	17,460	(19)%	23,315	25,986	(10)%

Corporate expenses	3,772	3,477	8%	7,517	7,225	4%

Operating income (loss)	10,295	13,983	(26)%	15,798	18,761	(16)%

Interest expense	(9,459)	(5,263)	80%	(18,902)	(10,777)	75%
Interest income	—	84	(100)%	2	167	(99)%
Other income (loss)	—	—	*	687	—	*

Income (loss) before income taxes	$836	$8,804	(91)%	$(2,415)	$8,151	*

Capital expenditures
Television	$1,413	$1,671		$4,030	$4,030
Radio	186	215		336	557

Consolidated	$1,599	$1,886		$4,366	$4,587

				June 30, 2011	December 31, 2010
Total assets
Television				$362,153	$367,474
Radio				125,965	123,336

Consolidated				$488,118	$490,810

*	Percentage not meaningful.

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

5. ACQUISITION

On January 3, 2011, the Company completed the acquisition of Lotus/Entravision Reps LLC (“LER”), a representation firm that sells national spots and digital advertising to advertising agencies on behalf of the Company and other clients. The Company previously owned 50 percent of LER which was accounted for under the equity method. The Company decided to acquire the 50 percent of LER that it did not own in order to integrate LER’s sales force with the Company’s radio operations. The Company paid $1.1 million for the remaining 50 percent of LER, subject to adjustment, as follows: $0.7 million at closing and an additional amount of approximately $0.4 million to be paid based on LER’s working capital. Any adjustment relating to working capital must be finalized by October 30, 2011.

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

$2.2

The goodwill, which is expected to be deductible for tax purposes, is assigned to the radio broadcasting segment and is attributable to expected synergies from combining LER’s operations with the Company’s. The changes in the carrying amount of goodwill for each of the Company’s operating segments for the six-month period ended June 30, 2011 are as follows (in thousands):

	December 31, 2010	Acquisition	June 30, 2011
Television	$35,912	$—	$35,912
Radio	—	735	735

Total	$35,912	$735	$36,647

The acquired receivables approximate their fair value inclusive of collection risk, which was not significant. Acquisition-related costs were not significant and LER’s revenue and net income were not significant to the Company’s results for any of the periods presented.

6. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s Notes are guaranteed by all of the Company’s existing and future wholly-owned domestic subsidiaries. All of the guarantees are full and unconditional and joint and several. None of the Company’s foreign subsidiaries is a guarantor of the Notes.

Set forth below are consolidating financial statements related to the Company, its material guarantor subsidiary Entravision Holdings, LLC, and its non-guarantor subsidiaries. Consolidating balance sheets are presented as of June 30, 2011 and December 31, 2010 and the related consolidating statements of operations are presented for the three- and six-month periods ended June 30, 2011 and 2010. Consolidating statements of cash flows are presented for the six-month periods ended June 30, 2011 and 2010. The equity method of accounting has been used by the Company to report its investment in subsidiaries.

Consolidating Balance Sheet

June 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$75,101	$—	$168	$—	$75,269
Trade receivables, net of allowance for doubtful accounts	41,741	—	423	—	42,164
Prepaid expenses and other current assets	6,244	—	350	—	6,594

Total current assets	123,086	—	941	—	124,027
Property and equipment, net	65,097	—	3,585	—	68,682
Intangible assets subject to amortization, net	25,536	—	—	—	25,536
Intangible assets not subject to amortization	38,739	178,262	3,700	—	220,701
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	172,093	—	—	(172,093)	—
Other assets	12,525	—	11,826	(11,826)	12,525

Total assets	$472,729	$178,262	$21,046	$(183,919)	$488,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Advances payable, related parties	$118	—	$—	$—	$118
Accounts payable and accrued expenses	49,113	—	691	(9,879)	39,925

Total current liabilities	49,231	—	691	(9,879)	40,043
Long-term debt, less current maturities	395,398	—	—	—	395,398
Other long-term liabilities	9,208	—	—	—	9,208
Deferred income taxes	12,412	26,524	—	(1,947)	36,989

Total liabilities	466,249	26,524	691	(11,826)	481,638

Stockholders’ equity
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class C common stock	1	—	—	—	1
Member’s capital	—	804,654	12,652	(817,306)	—
Additional paid-in capital	942,078	—	—	—	942,078
Accumulated deficit	(935,606)	(652,916)	7,703	645,213	(935,606)

Total stockholders’ equity	6,480	151,738	20,355	(172,093)	6,480

Total liabilities and stockholders’ equity	$472,729	$178,262	$21,046	$(183,919)	$488,118

Consolidating Balance Sheet

December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$72,140	$—	$250	$—	$72,390
Restricted cash	809	—	—		809
Trade receivables, net of allowance for doubtful accounts	41,302	—	250	—	41,552
Prepaid expenses and other current assets	6,547	—	320	—	6,867

Total current assets	120,798	—	820	—	121,618
Property and equipment, net	67,974	—	3,803	—	71,777
Intangible assets subject to amortization, net	26,615	—	—	—	26,615
Intangible assets not subject to amortization	38,739	177,584	3,700	—	220,023
Goodwill	34,918	—	994	—	35,912
Investment in subsidiaries	172,893	—	—	(172,893)	—
Other assets	14,865	—	11,556	(11,556)	14,865

Total assets	$476,802	$177,584	$20,873	$(184,449)	$490,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,000	$—	$—	$—	$1,000
Advances payable, related parties	118	—	—	—	118
Accounts payable and accrued expenses	47,288	—	735	(9,473)	38,550

Total current liabilities	48,406	—	735	(9,473)	39,668
Long-term debt, less current maturities	395,119	—	—	—	395,119
Other long-term liabilities	10,294	—	—	—	10,294
Deferred income taxes	12,626	24,829	—	(2,083)	35,372

Total liabilities	466,445	24,829	735	(11,556)	480,453

Stockholders’ equity
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class C common stock	1	—	—	—	1
Member’s capital	—	803,976	12,652	(816,628)	—
Additional paid-in capital	941,171	—	—	—	941,171
Accumulated deficit	(930,822)	(651,221)	7,486	643,735	(930,822)

Total stockholders’ equity	10,357	152,755	20,138	(172,893)	10,357

Total liabilities and stockholders’ equity	$476,802	$177,584	$20,873	$(184,449)	$490,810

Consolidating Statement of Operations

Three-Month Period Ended June 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$49,863	$—	$1,106	$(704)	$50,265

Expenses:
Direct operating expenses	22,766	—	425	(704)	22,487
Selling, general and administrative expenses	9,150	—	136	—	9,286
Corporate expenses	3,772	—	—	—	3,772
Depreciation and amortization	4,221	—	204	—	4,425

	39,909	—	765	(704)	39,970

Operating income (loss)	9,954	—	341	—	10,295
Interest expense	(9,459)	—	—	—	(9,459)

Income (loss) before income taxes	495	—	341	—	836
Income tax (expense) benefit	(145)	(851)	(192)	—	(1,188)

Income (loss) before equity in net income (loss) of subsidiaries	350	(851)	149	—	(352)
Equity in income (loss) of subsidiaries	(702)	—	—	702	—

Net income (loss) applicable to common stockholders	$(352)	$(851)	$149	$702	$(352)

Consolidating Statement of Operations

Three-Month Period Ended June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$53,139	$—	$842	$(550)	$53,431

Expenses:
Direct operating expenses	22,364	—	348	(550)	22,162
Selling, general and administrative expenses	8,796	—	139	—	8,935
Corporate expenses	3,477	—	—	—	3,477
Depreciation and amortization	4,674	—	200	—	4,874

	39,311	—	687	(550)	39,448

Operating income (loss)	13,828	—	155	—	13,983
Interest expense	(5,263)	—	—	—	(5,263)
Interest income	84	—	—	—	84

Income (loss) before income taxes	8,649	—	155	—	8,804
Income tax (expense) benefit	(1,020)	(822)	(86)	—	(1,928)

Income (loss) before equity in net income (loss) of subsidiaries and nonconsolidated affiliates	7,629	(822)	69	—	6,876
Equity in income (loss) of subsidiaries	(753)	—	—	753	—

Income (loss) before equity in net income (loss) of nonconsolidated affiliates	6,876	(822)	69	753	6,876
Equity in net income (loss) of nonconsolidated affiliates, net of tax	87	—	—	—	87

Net income (loss) applicable to common stockholders	$6,963	$(822)	$69	$753	$6,963

Consolidating Statement of Operations

Six-Month Period Ended June 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$93,696	$—	$1,949	$(1,336)	$94,309

Expenses:
Direct operating expenses	43,865	—	779	(1,336)	43,308
Selling, general and administrative expenses	18,265	—	264	—	18,529
Corporate expenses	7,517	—	—	—	7,517
Depreciation and amortization	8,748	—	409	—	9,157

	78,395	—	1,452	(1,336)	78,511

Operating income (loss)	15,301	—	497	—	15,798
Interest expense	(18,902)	—	—	—	(18,902)
Interest income	2	—	—	—	2
Other income (loss)	687	—	—	—	687

Income (loss) before income taxes	(2,912)	—	497	—	(2,415)
Income tax (expense) benefit	(394)	(1,695)	(280)	—	(2,369)

Income (loss) before equity in net income (loss) of subsidiaries	(3,306)	(1,695)	217	—	(4,784)
Equity in income (loss) of subsidiaries	(1,478)	—	—	1,478	—

Net income (loss) applicable to common stockholders	$(4,784)	$(1,695)	$217	$1,478	$(4,784)

Consolidating Statement of Operations

Six-Month Period Ended June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$95,934	$—	$1,605	$(1,035)	$96,504

Expenses:
Direct operating expenses	43,355	—	610	(1,035)	42,930
Selling, general and administrative expenses	17,713	—	278	—	17,991
Corporate expenses	7,225	—	—	—	7,225
Depreciation and amortization	9,211	—	386	—	9,597

	77,504	—	1,274	(1,035)	77,743

Operating income (loss)	18,430	—	331	—	18,761
Interest expense	(10,777)	—	—	—	(10,777)
Interest income	167	—	—	—	167

Income (loss) before income taxes	7,820	—	331	—	8,151
Income tax (expense) benefit	(1,513)	(1,644)	(181)	—	(3,338)

Income (loss) before equity in net income (loss) of subsidiaries and nonconsolidated affiliates	6,307	(1,644)	150	—	4,813
Equity in income (loss) of subsidiaries	(1,494)	—	—	1,494	—

Income (loss) before equity in net income (loss) of nonconsolidated affiliates	4,813	(1,644)	150	1,494	4,813
Equity in net income (loss) of nonconsolidated affiliates	(34)	—	—	—	(34)

Net income (loss) applicable to common stockholders	$4,779	$(1,644)	$150	$1,494	$4,779

Consolidating Statement of Cash Flows

Six-Month Period Ended June 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating actvities:
Net income (loss)	$(4,784)	$(1,695)	$217	$1,478	$(4,784)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,748	—	409	—	9,157
Deferred income taxes	(210)	1,695	132	—	1,617
Amortization of debt issue costs	1,086	—	—	—	1,086
Amortization of syndication contracts	1,143	—	—	—	1,143
Payments on syndication contracts	(955)	—	—	—	(955)
Non-cash stock-based compensation	864	—	—	—	864
Other income (loss)	(687)	—	—	—	(687)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	809	—	—	—	809
(Increase) decrease in accounts receivable	1,778	—	(173)	—	1,605
(Increase) decrease in amounts due from related party	406	—	(406)	—	—
(Increase) decrease in prepaid expenses and other assets	73	—	(26)	—	47
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(739)	—	(44)	—	(783)

Net cash provided by (used in) operating activities	7,532	—	109	1,478	9,119

Cash flows from investing actvities:
Investment in subsidiaries	1,478	—	—	(1,478)	—
Purchase of a business	(551)	—	—	—	(551)
Purchases of property and equipment and intangibles	(4,511)	—	(191)	—	(4,702)

Net cash provided by (used in) investing activities	(3,584)	—	(191)	(1,478)	(5,253)

Cash flows from financing actvities:
Proceeds from issuance of common stock	42	—	—	—	42
Payments on long-term debt	(1,000)	—	—	—	(1,000)
Payments of deferred debt and offering costs	(29)	—	—	—	(29)

Net cash provided by (used in) financing activities	(987)	—	—	—	(987)

Net increase (decrease) in cash and cash equivalents	2,961	—	(82)	—	2,879
Cash and cash equivalents:
Beginning	72,140	—	250	—	72,390

Ending	$75,101	$—	$168	$—	$75,269

Consolidating Statement of Cash Flows

Six-Month Period Ended June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating actvities:
Net income (loss)	$4,779	$(1,644)	$150	$1,494	$4,779
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,211	—	386	—	9,597
Deferred income taxes	960	1,644	23	—	2,627
Amortization of debt issue costs	208	—	—	—	208
Amortization of syndication contracts	550	—	—	—	550
Payments on syndication contracts	(1,409)	—	—	—	(1,409)
Equity in net income (loss) of nonconsolidated affiliate	34	—	—	—	34
Non-cash stock-based compensation	995	—	—	—	995
Change in fair value of interest rate swap agreements	(8,053)	—	—	—	(8,053)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(3,747)	—	122	—	(3,625)
(Increase) decrease in amounts due from related party	(252)	—	252	—	—
(Increase) decrease in prepaid expenses and other assets	150	—	(102)	—	48
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,397	—	54	—	3,451

Net cash provided by (used in) operating activities	6,823	—	885	1,494	9,202

Cash flows from investing actvities:
Investment in subsidiaries	1,494	—	—	(1,494)	—
Purchases of property and equipment and intangibles	(4,961)	—	(1,084)	—	(6,045)

Net cash provided by (used in) investing activities	(3,467)	—	(1,084)	(1,494)	(6,045)

Cash flows from financing actvities:
Proceeds from issuance of common stock	219	—	—	—	219
Payments on long-term debt	(4,458)	—	—	—	(4,458)
Payments of deferred debt and offering costs	(863)	—	—	—	(863)

Net cash provided by (used in) financing activities	(5,102)	—	—	—	(5,102)

Net increase (decrease) in cash and cash equivalents	(1,746)	—	(199)	—	(1,945)
Cash and cash equivalents:
Beginning	27,260	—	406	—	27,666

Ending	$25,514	$—	$207	$—	$25,721

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. Our television and radio stations typically have local websites and other digital and interactive media platforms that provide users with news and information as well as a variety of other products and services. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended June 30, 2011, was $50.3 million. Of that amount, revenue generated by our television segment accounted for 66% and revenue generated by our radio segment accounted for 34%.

As of the date of filing this report, we own and/or operate 53 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 48 radio stations (37 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

We generate revenue primarily from sales of national and local advertising time on television and radio stations, and from retransmission consent agreements. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the World Cup (every four years (2010, 2014, etc.)).

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

Highlights

During the second quarter of 2011, we faced challenging comparisons to the second quarter of 2010, when we benefited from World Cup, political and census advertising revenue, and revenue from these and other similar periodically occurring revenue sources were not material in the second quarter of 2011. Net revenue decreased to $50.3 million, a decrease of $3.1 million, or 6%, over the second quarter of 2010. Nevertheless, our audience shares remain strong in the nation’s most densely populated Hispanic markets.

Net revenue for our television segment decreased to $33.1 million in the second quarter of 2011, from $34.8 million in the second quarter of 2010. This decrease of $1.7 million, or 5%, in net revenue was primarily due to advertising revenue from the World Cup in 2010, which is absent in 2011, partially offset by an increase in retransmission consent revenue. We generated a total of $4.4 million of retransmission consent revenue in the second quarter of 2011. We anticipate that retransmission consent revenue for the full year 2011 will be greater than it was for the full year 2010 and will continue to be a growing source of net revenue in future periods.

Net revenue for our radio segment decreased to $17.1 million in the second quarter of 2011, from $18.6 in the second quarter of 2010. This decrease of $1.5 million, or 8%, was primarily due to advertising revenue from the World Cup in 2010, which is absent in 2011.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national and regional advertising sales on our Univision- and TeleFutura-affiliate television stations, and we pay certain sales representation fees to Univision relating to national and regional advertising sales. During the three-month periods ended June 30, 2011 and 2010, the amount we paid Univision in this capacity was $1.8 million and $2.6 million, respectively. During the six-month periods ended June 30, 2011 and 2010, the amount we paid Univision in this capacity was $3.5 million and $4.6 million, respectively.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and TeleFutura-affiliated television station signals for a term of six years. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The agreement also provides terms relating to compensation to be paid to us with respect to agreements that are entered into for the carriage of our Univision- and TeleFutura-affiliated television station signals. As of June 30, 2011, the amount due to us from Univision was $5.4 million related to the agreements for the carriage of our Univision and TeleFutura-affiliated television station signals.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-4”). The guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. ASU 2011-4 is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

Three- and Six-Month Periods Ended June 30, 2011 and 2010

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three-Month Period Ended June 30,		%	Six-Month Period Ended June 30,		%
	2011	2010	Change	2011	2010	Change
Statements of Operations Data:
Net revenue	$50,265	$53,431	(6)%	$94,309	$96,504	(2)%

Direct operating expenses	22,487	22,162	1%	43,308	42,930	1%
Selling, general and administrative expenses	9,286	8,935	4%	18,529	17,991	3%
Corporate expenses	3,772	3,477	8%	7,517	7,225	4%
Depreciation and amortization	4,425	4,874	(9)%	9,157	9,597	(5)%

	39,970	39,448	1%	78,511	77,743	1%

Operating Income	10,295	13,983	(26)%	15,798	18,761	(16)%
Interest expense	(9,459)	(5,263)	80%	(18,902)	(10,777)	75%
Interest income	—	84	(100)%	2	167	(99)%
Other income (loss)	—	—	*	687	—	*

Income (loss) before income taxes	836	8,804	(91)%	(2,415)	8,151	*
Income tax (expense) benefit	(1,188)	(1,928)	(38)%	(2,369)	(3,338)	(29)%

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(352)	6,876	*	(4,784)	4,813	*
Equity in net income (loss) of nonconsolidated affiliate, net of tax	—	87	(100)%	—	(34)	(100)%

Net income (loss) applicable to common stockholders	$(352)	$6,963	*	$(4,784)	$4,779	*

Other Data:
Capital expenditures	1,599	1,886		4,366	4,587
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				26,007	28,494
Net cash provided by (used in) operating activities				9,119	9,202
Net cash provided by (used in) investing activities				(5,253)	(6,045)
Net cash provided by (used in) financing activities				(987)	(5,102)

*	Percentage not meaningful.
(1)	Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.
(2)	Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum total leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum total leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under our 2010 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of June 30): 2011, 6.6 to 1; 2010, 5.9 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our 2010 Credit Facility in July 2010, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that the current covenant had been applicable for all periods presented.

(3)	While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Six-Month Period Ended June 30,
	2011	2010
Consolidated adjusted EBITDA (1)	$26,007	$28,494

Interest expense	(18,902)	(10,777)
Interest income	2	167
Income tax (expense) benefit	(2,369)	(3,338)
Amortization of syndication contracts	(1,143)	(550)
Payments on syndication contracts	955	1,409
Non-cash stock-based compensation included in direct operating expenses	(104)	(208)
Non-cash stock-based compensation included in selling, general and administrative expenses	(315)	(295)
Non-cash stock-based compensation included in corporate expenses	(445)	(492)
Depreciation and amortization	(9,157)	(9,597)
Other income (loss)	687	—
Equity in net income (loss) of nonconsolidated affiliates	—	(34)

Net income (loss)	(4,784)	4,779

Depreciation and amortization	9,157	9,597
Deferred income taxes	1,617	2,627
Amortization of debt issue costs	1,086	208
Amortization of syndication contracts	1,143	550
Payments on syndication contracts	(955)	(1,409)
Equity in net income (loss) of nonconsolidated affiliate	—	34
Non-cash stock-based compensation	864	995
Other (income) loss	(687)	—
Change in fair value of interest rate swap agreements	—	(8,053)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	809	—
(Increase) decrease in accounts receivable	1,605	(3,625)
(Increase) decrease in prepaid expenses and other assets	47	48
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(783)	3,451

Cash flows from operating activities	$9,119	$9,202

Consolidated Operations

Net Revenue. Net revenue decreased to $50.3 million for the three-month period ended June 30, 2011 from $53.4 million for the three-month period ended June 30, 2010, a decrease of $3.1 million. Of the overall decrease, $1.7 million came from our television segment and was primarily attributable to advertising revenue from the World Cup in 2010, which is absent in 2011, partially offset by an increase in retransmission consent revenue. Additionally, $1.4 million of the overall decrease came from our radio segment and was primarily attributable to advertising revenue from the World Cup in 2010, which is absent in 2011.

Net revenue decreased to $94.3 million for the six-month period ended June 30, 2011 from $96.5 million for the six-month period ended June 30, 2010, a decrease of $2.2 million. Of the overall decrease, $1.5 million came from our radio segment and was primarily attributable to advertising revenue from the World Cup and census in 2010, both of which are absent in 2011. Additionally, $0.7 million of the overall decrease came from our television segment and was primarily attributable to advertising revenue from the World Cup and political advertising revenue in 2010, both of which are not material in 2011, partially offset by an increase in retransmission consent revenue.

We believe that we will continue to face a challenging advertising environment in 2011 as our advertising customers continue to make difficult choices in the current uncertain economic environment. We do not have certain periodic events in 2011 such as the World Cup and political advertising that positively impacted advertising revenue in 2010.

Direct Operating Expenses. Direct operating expenses increased to $22.5 million for the three-month period ended June 30, 2011 from $22.2 million for the three-month period ended June 30, 2010, an increase of $0.3 million. Of the overall increase, $0.5 million came from our radio segment and was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011 and expenses associated with LER. The increase from our radio segment was partially offset by a $0.2 million decrease from our television segment and was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009. As a percentage of net revenue, direct operating expenses increased to 45% for the three-month period ended June 30, 2011 from 41% for the three-month period ended June 30, 2010. Direct operating expenses as a percentage of net revenue increased because direct operating expenses increased while net revenue decreased.

Direct operating expenses increased to $43.3 million for the six-month period ended June 30, 2011 from $42.9 million for the six-month period ended June 30, 2010, an increase of $0.4 million. Of the overall increase, $0.9 million came from our radio segment and was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011 and expenses associated with LER. The increase from our radio segment was partially offset by a $0.5 million decrease from our television segment and was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009. As a percentage of net revenue, direct operating expenses increased to 46% for the six-month period ended June 30, 2011 from 44% for the six-month period ended June 30, 2010. Direct operating expenses as a percentage of net revenue increased because direct operating expenses increased while net revenue decreased.

We believe that direct operating expenses will continue to increase during 2011 primarily as a result of the partial restoration of employee salaries during the first quarter of 2011 and expenses associated with LER.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.3 million for the three-month period ended June 30, 2011 from $8.9 million for the three-month period ended June 30, 2010, an increase of $0.4 million. Of the overall increase, $0.5 million came from our radio segment and was primarily attributable to expenses associated with LER. The increase from our radio segment was partially offset by a $0.1 million decrease from our television segment and was primarily attributable to a decrease in bad debt expense, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009. As a percentage of net revenue, selling, general and administrative increased to 18% for the three-month period ended June 30, 2011 from 17% for the three-month period ended June 30, 2010. Selling, general and administrative expenses as a percentage of net revenue increased because selling, general and administrative expenses increased while net revenue decreased.

Selling, general and administrative expenses increased to $18.5 million for the six-month period ended June 30, 2011 from $18.0 million for the six-month period ended June 30, 2010, an increase of $0.5 million. Of the overall increase, $0.4 million came from our radio segment and was primarily attributable to expenses associated with LER. Additionally, $0.1 million of the overall increase came from our television segment and was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009. As a percentage of net revenue, selling, general and administrative increased to 20% for the six-month period ended June 30, 2011 from 19% for the six-month period ended June 30, 2010. Selling, general and administrative expenses as a percentage of net revenue increased because selling, general and administrative expenses increased while net revenue decreased.

We believe that selling, general and administrative expenses will continue to increase during 2011 primarily as a result of the partial restoration of employee salaries during the first quarter of 2011.

Corporate Expenses. Corporate expenses increased to $3.8 million for the three-month period ended June 30, 2011 from $3.5 million for the three-month period ended June 30, 2010, an increase of $0.3 million. The increase was attributable to an increase in professional fees. As a percentage of net revenue, corporate expenses increased to 8% for the three-month period ended June 30, 2011 from 7% for the three-month period ended June 30, 2010.

Corporate expenses increased to $7.5 million for the six-month period ended June 30, 2011 from $7.2 million for the six-month period ended June 30, 2010, an increase of $0.3 million. The increase was attributable to an increase in professional fees. As a percentage of net revenue, corporate expenses increased to 8% for the six-month period ended June 30, 2011 from 7% for the six-month period ended June 30, 2010.

We believe that corporate expenses will continue to increase during 2011 primarily as a result of increased professional fees.

Depreciation and Amortization. Depreciation and amortization decreased to $4.4 million for the three-month period ended June 30, 2011 from $4.9 million for the three-month period ended June 30, 2010, a decrease of $0.5 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Depreciation and amortization decreased to $9.2 million for the six-month period ended June 30, 2011 from $9.6 million for the six-month period ended June 30, 2010, a decrease of $0.4 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $10.3 million for the three-month period ended June 30, 2011, compared to $14.0 million for the three-month period ended June 30, 2010. As a result of the above factors, operating income was $15.8 million for the six-month period ended June 30, 2011, compared to $18.8 million for the six-month period ended June 30, 2010.

Interest Expense. Interest expense increased to $9.5 million for the three-month period ended June 30, 2011 from $5.3 million for the three-month period ended June 30, 2010, an increase of $4.2 million. The increase in interest expense was primarily attributable to the change in the fair value of our interest rate swap agreements during the three-month period ended June 30, 2010. Those interest rate swap agreements were terminated in July 2010.

Interest expense increased to $18.9 million for the six-month period ended June 30, 2011 from $10.8 million for the six-month period ended June 30, 2010, an increase of $8.1 million. The increase in interest expense was primarily attributable to the change in the fair value of our interest rate swap agreements during the six-month period ended June 30, 2010. Those interest rate swap agreements were terminated in July 2010.

Income Tax Expense. Income tax expense for the six-month period ended June 30, 2011 was $2.4 million. The effective income tax rate was lower than our expected statutory rate of approximately 38% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangibles. Income tax expense for the six-month period ended June 30, 2010 was $3.3 million. The effective income tax rate was higher than our expected statutory rate of approximately 38% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangibles.

As of June 30, 2011, we believe that our deferred tax assets will not be fully realized in the future and we are providing a full valuation allowance against those deferred tax assets. In determining our deferred tax assets subject to a valuation allowance, we excluded the deferred tax liabilities attributable to indefinite-lived intangibles.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $33.1 million for the three-month period ended June 30, 2011 from $34.8 million for the three-month period ended June 30, 2010, a decrease of $1.7 million. The decrease was primarily attributable to advertising revenue from the World Cup in 2010, which is absent in 2011, partially offset by an increase in retransmission consent revenue. We generated a total of $4.4 million and $3.3 million in retransmission consent revenue for the three-month periods ended June 30, 2011 and 2010, respectively.

Net revenue in our television segment decreased to $63.8 million for the six-month period ended June 30, 2011 from $64.5 million for the six-month period ended June 30, 2010, a decrease of $0.7 million. The decrease was primarily attributable to advertising revenue from the World Cup and political advertising revenue in 2010, both of which are not material in 2011, partially offset by an increase in retransmission consent revenue. We generated a total of $8.6 million and $6.5 million in retransmission consent revenue for the six-month periods ended June 30, 2011 and 2010, respectively. We anticipate that retransmission consent revenue for the full year 2011 will be greater than it was for the full year 2010 and will continue to be a growing source of net revenues in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $13.7 million for the three-month period ended June 30, 2011 from $13.8 million for the three-month period ended June 30, 2010, a decrease of $0.1 million. The decrease was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Direct operating expenses in our television segment decreased to $26.3 million for the six-month period ended June 30, 2011 from $26.9 million for the six-month period ended June 30, 2010, a decrease of $0.6 million. The decrease was primarily attributable to a decrease in national representation fees and other expenses associated with the decrease in net revenue, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $5.0 million for the three-month period ended June 30, 2011 from $5.1 million for the three-month period ended June 30, 2010, a decrease of $0.1 million. The decrease was primarily attributable to a decrease in bad debt expense, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Selling, general and administrative expenses in our television segment increased to $10.2 million for the six-month period ended June 30, 2011 from $10.0 million for the six-month period ended June 30, 2010, an increase of $0.2 million. The increase was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Radio

Net Revenue. Net revenue in our radio segment decreased to $17.1 million for the three-month period ended June 30, 2011 from $18.6 million for the three-month period ended June 30, 2010, a decrease of $1.5 million. The decrease was primarily attributable to advertising revenue from the World Cup in 2010, which is absent in 2011.

Net revenue in our radio segment decreased to $30.5 million for the six-month period ended June 30, 2011 from $32.0 million for the six-month period ended June 30, 2010, a decrease of $1.5 million. The decrease was primarily attributable to advertising revenue from the World Cup and census in 2010, both of which are absent in 2011.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $8.8 million for the three-month period ended June 30, 2011 from $8.3 million for the three-month period ended June 30, 2010, an increase of $0.5 million. The increase was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011 and expenses associated with LER. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Direct operating expenses in our radio segment increased to $17.0 million for the six-month period ended June 30, 2011 from $16.1 million for the six-month period ended June 30, 2010, an increase of $0.9 million. The increase was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011 and expenses associated with LER. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $4.3 million for the three-month period ended June 30, 2011 from $3.9 million for the three-month period ended June 30, 2010, an increase of $0.4 million. The increase was primarily attributable to expenses associated with LER.

Selling, general and administrative expenses in our radio segment increased to $8.4 million for the six-month period ended June 30, 2011 from $8.0 million for the six-month period ended June 30, 2010, an increase of $0.4 million. The increase was primarily attributable to expenses associated with LER.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. Although we had net losses of approximately $18.1 million and $50.1 million for the years ended December 31, 2010 and 2009, respectively, we had positive cash flow from operations of $37.1 million and $18.8 million for the years ended December 31, 2010 and 2009, respectively. We reported positive cash flow from operations of $9.1 million for the six-month period ended June 30, 2011 and we expect to have positive cash flow from operations for the 2011 year. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations and available borrowings under our 2010 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

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

The Notes are guaranteed on a senior secured basis by all of our existing and future wholly-owned domestic subsidiaries (the “Note Guarantors”). The Notes and the guarantees rank equal in right of payment to all of our and the guarantors’ existing and future senior indebtedness and senior in right of payment to all of our and the Note Guarantors’ existing and future subordinated indebtedness. In addition, the Notes and the guarantees are effectively junior: (i) to our and the Note Guarantors’ indebtedness secured by assets that are not collateral; (ii) pursuant to an Intercreditor Agreement entered into at the same time that we entered into the 2010 Credit Facility described below; and (iii) to all of the liabilities of any of our existing and future subsidiaries that do not guarantee the Notes, to the extent of the assets of those subsidiaries. The Notes are secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including the special purpose subsidiary formed to hold the Company’s FCC licences.

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

2010 Credit Facility

On July 27, 2010, we also entered into a new $50 million revolving credit facility (our “2010 Credit Facility”) and terminated the amended syndicated bank credit facility agreement. Our 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. As of June 30, 2011, we had approximately $0.8 million in outstanding letters of credit. In addition, we may increase the aggregate principal amount of our 2010 Credit Facility by up to an additional $50 million, subject to our satisfying certain conditions.

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

In addition, if our total leverage ratio exceeds 6.50 to 1.00 as of the end of the most recently completed fiscal quarter, the maximum principal outstanding amount of all loans under our 2010 Credit Facility cannot exceed $25.0 million. In the event that the maximum principal outstanding amount exceeds $25.0 million in that case, we must immediately prepay outstanding revolving loans in an amount sufficient to eliminate such excess. Under our 2010 Credit Facility, our total leverage ratio may not exceed 7.00 to 1.

Debt and Equity Financing

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through June 30, 2011. Subject to certain restrictions, both the Indenture and the Credit Agreement contain various provisions that limit our ability to make future repurchases of shares of our common stock.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $26.0 million for the six-month period ended June 30, 2011 from $28.5 million for the six-month period ended June 30, 2010, a decrease of $2.5 million, or 9%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 28% for the six-month period ended June 30, 2011 from 30% for the six-month period ended June 30, 2010.

We define consolidated adjusted EBITDA as net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum total leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum total leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under our 2010 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of June 30): 2011, 6.6 to 1; 2010, 5.9 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our 2010 Credit Facility in July 2010, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that the current covenant had been applicable for all periods presented.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 22.

Cash Flow

Net cash flow used in operating activities was $9.1 million for the six-month period ended June 30, 2011 compared to net cash flow provided by operating activities of $9.2 million for the six-month period ended June 30, 2010. We had net loss of $4.8 million for the six-month period ended June 30, 2011. Our net loss for the six-month period ended June 30, 2011 was primarily the result of non-cash expenses, including depreciation and amortization expense of $9.2 million. Our net income of $4.8 million for the six-month period ended June 30, 2010 was lower than cash flows from operating activities primarily due to non-cash items, including depreciation and amortization expense of $9.6 million, partially offset by income from the change in the fair value of our interest rate swap agreements of $8.0 million. We expect to have positive cash flow from operating activities for the 2011 year.

Net cash flow used in investing activities was $5.3 million for the six-month period ended June 30, 2011, compared to $6.0 million for the six-month period ended June 30, 2010. During the six-month period ended June 30, 2011, we spent $4.0 million on net capital expenditures, $0.7 million related to the purchase of an FCC license and $0.6 million related to the acquisition of LER. During the six-month period ended June 30, 2010, we spent $4.7 million on net capital expenditures and $1.3 million on intangible assets. We anticipate that our capital expenditures will be approximately $8 million during the full year 2011. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $1.0 million for the six-month period ended June 30, 2011, compared to $5.1 million for the six-month period ended June 30, 2010. During the six-month period ended June 30, 2011, we made debt payments of $1.0 million. During the six-month period ended June 30, 2010, we made debt payments of $4.5 million, paid $0.9 million in fees and expenses related to the Notes and received net proceeds of $0.2 million from the exercise of employee options.

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

ITEM 1A.	RISK FACTORS

No material change.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ CHRISTOPHER T. YOUNG
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: August 5, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.