Form 10-Q
period 2011-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2011-11-04
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 1, 2011, there were 53,514,769 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,188,161 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$68,979	$72,390
Restricted cash	—	809
Trade receivables, net of allowance for doubtful accounts of $4,298 and $5,099 (including related parties of $5,279 and $5,315)	42,032	41,552
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,802	6,867

Total current assets	117,813	121,618
Property and equipment, net	66,867	71,777
Intangible assets subject to amortization, net (including related parties of $23,780 and $25,880)	24,910	26,615
Intangible assets not subject to amortization	220,701	220,023
Goodwill	36,647	35,912
Other assets	12,151	14,865

Total assets	$479,089	$490,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $0 and $1,000)	$—	$1,000
Advances payable, related parties	118	118
Accounts payable, accrued expenses and other liabilities (including related parties of $5,266 and $4,683)	30,274	38,550

Total current liabilities	30,392	39,668
Long-term debt, less current maturities (net of bond discount of $4,458 and $4,881)	395,542	395,119
Other long-term liabilities	8,748	10,294
Deferred income taxes	38,816	35,372

Total liabilities	473,498	480,453

Commitments and contingencies (note 4)
Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2011 53,514,769; 2010 52,978,304	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2011 and 2010 22,188,161	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2011 and 2010 9,352,729	1	1
Additional paid-in capital	942,573	941,171
Accumulated deficit	(936,990)	(930,822)

Total stockholders’ equity	5,591	10,357

Total liabilities and stockholders’ equity	$479,089	$490,810

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
Net revenue	$50,115	$53,325	$144,424	$149,829

Expenses:
Direct operating expenses (including related parties of $2,366, $2,751, $5,885, and $8,253) (including non-cash stock-based compensation of $51, $104, $155 and $312)	22,582	21,011	65,890	63,941
Selling, general and administrative expenses (including non-cash stock-based compensation of $157, $147, $472, and $442)	8,621	10,213	27,150	28,204
Corporate expenses (including non-cash stock-based compensation of $287, $357, $732, and $849)	3,885	3,823	11,402	11,048
Depreciation and amortization (includes direct operating of $3,333, $3,365, $10,011, and $10,239; selling, general and administrative of $797, $878, $2,416, and $2,719; and corporate of $885, $623, $1,745, and $1,507) (including related parties of $1,205, $893, $2,725, and $2,319)	5,015	4,867	14,172	14,464

	40,103	39,914	118,614	117,657

Operating income (loss)	10,012	13,411	25,810	32,172
Interest expense (including related parties of $0, $15, $30, and $69) (note 2)	(9,444)	(4,394)	(28,346)	(15,171)
Interest income	—	92	2	259
Other income (loss)	—	—	687	—
Loss on debt extinguishment	—	(987)	—	(987)

Income (loss) before income taxes	568	8,122	(1,847)	16,273
Income tax (expense) benefit	(1,952)	(1,764)	(4,321)	(5,102)

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(1,384)	6,358	(6,168)	11,171
Equity in net income (loss) of nonconsolidated affiliate, net of tax	—	50	—	16

Net income (loss) applicable to common stockholders	$(1,384)	$6,408	$(6,168)	$11,187

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$(0.02)	$0.08	$(0.07)	$0.13

Weighted average common shares outstanding, basic	85,055,659	84,512,128	85,049,518	84,479,299

Weighted average common shares outstanding, diluted	85,055,659	85,089,605	85,049,518	85,215,491

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(6,168)	$11,187
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,172	14,464
Deferred income taxes	3,444	4,214
Amortization of debt issue costs	1,642	695
Amortization of syndication contracts	1,297	840
Payments on syndication contracts	(1,506)	(2,141)
Equity in net loss of nonconsolidated affiliate	—	(16)
Non-cash stock-based compensation	1,359	1,603
Other (income) loss	(687)	—
Non-cash expenses related to debt extinguishment	—	934
Change in fair value of interest rate swap agreements	—	(12,188)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	809	(1,023)
(Increase) decrease in accounts receivable	1,655	(1,860)
(Increase) decrease in prepaid expenses and other assets	(261)	(426)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(11,050)	760

Net cash provided by (used in) operating activities	4,706	17,043

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(6,542)	(7,078)
Purchase of a business	(588)	—

Net cash provided by (used in) investing activities	(7,130)	(7,078)

Cash flows from financing activities:
Proceeds from issuance of common stock	42	233
Payments on long-term debt	(1,000)	(362,949)
Termination of swap agreements	—	(4,039)
Proceeds from borrowings on long-term debt	—	394,888
Payments of deferred debt and offering costs	(29)	(10,554)

Net cash provided by (used in) financing activities	(987)	17,579

Net increase (decrease) in cash and cash equivalents	(3,411)	27,544
Cash and cash equivalents:
Beginning	72,390	27,666

Ending	$68,979	$55,210

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$35,843	$30,687

Income taxes	$877	$888

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national and regional advertising sales on the Company’s Univision- and TeleFutura-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to national and regional advertising sales. During the three-month periods ended September 30, 2011 and 2010, the amount the Company paid Univision in this capacity was $2.4 million and $2.2 million, respectively. During the nine-month periods ended September 30, 2011 and 2010, the amount the Company paid Univision in this capacity was $5.9 million and $6.7 million, respectively.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted to Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and TeleFutura-affiliated television station signals for a term of six years. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of its Univision- and TeleFutura-affiliated television station signals. As of September 30, 2011, the amount due to the Company from Univision was $5.3 million related to the agreements for the carriage of its Univision and TeleFutura-affiliated television station signals.

Univision currently owns approximately 10% of the Company’s common stock on a fully-converted basis.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.5 million and $0.6 million for the three-month periods ended September 30, 2011 and 2010, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $1.4 million and $1.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 3 years.

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Nine-month Period Ended September 30, 2011
Fair value of options granted	$1.52
Expected volatility	78%
Risk-free interest rate	2.4%
Expected lives	7.0 years
Dividend rate	—

As of September 30, 2011, there was approximately $0.3 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 0.3 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of September 30, 2011, there was approximately $0.6 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 0.6 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except per share and per share data):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
Basic earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$(1,384)	$6,408	$(6,168)	$11,187

Denominator:
Weighted average common shares outstanding	85,055,659	84,512,128	85,049,518	84,479,299
Per share:
Net income (loss) per share applicable to common stockholders	$(0.02)	$0.08	$(0.07)	$0.13
Diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$(1,384)	$6,408	$(6,168)	$11,187

Denominator:
Weighted average common shares outstanding	85,055,659	84,512,128	85,049,518	84,479,299
Dilutive securities:
Stock options and restricted stock units	—	577,477	—	736,192

Diluted shares outstanding	85,055,659	85,089,605	85,049,518	85,215,491
Per share:
Net income (loss) per share applicable to common stockholders	$(0.02)	$0.08	$(0.07)	$0.13

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the three- and nine-month periods ended September 30, 2011, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 399,397 and 600,671 equivalent shares of dilutive securities for the three- and nine-month periods ended September 30, 2011, respectively.

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

In addition, upon a change of control, as defined in the indenture governing the issuance of the Notes (the “Indenture”), the Company must make an offer to repurchase all Notes then outstanding, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest. In addition, we may at any time and from time to time purchase Notes in the open market or otherwise.

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

The carrying amount and estimated fair value of the Notes as of September 30, 2011 was $395.5 million and $379.0 million, respectively. The estimated fair value is based on quoted market prices for the Notes.

The Company recognized an increase in interest expense related to amortization of the bond discount of $0.1 million for each of the three-month periods ended September 30, 2011 and 2010. The Company recognized an increase in interest expense related to amortization of the bond discount of $0.4 million and $0.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

2010 Credit Facility

On July 27, 2010, the Company also entered into a new $50 million revolving credit facility (“2010 Credit Facility”) and terminated the amended syndicated bank credit facility agreement. The 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. As of September 30, 2011, the Company had approximately $0.7 million in outstanding letters of credit. In addition, the Company may increase the aggregate principal amount of the 2010 Credit Facility by up to an additional $50 million, subject to the Company satisfying certain conditions. We currently have no outstanding borrowings under the 2010 Credit Facility.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-8, “Testing Goodwill for Impairment” (“ASU 2011-8”). Under this guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-8 is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

3. SEGMENT INFORMATION

The Company operates in two reportable segments: television broadcasting and radio broadcasting.

Television Broadcasting

The Company owns and/or operates 53 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and the Washington, D.C. area.

Radio Broadcasting

The Company owns and operates 48 radio stations (37 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2011 and 2010. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period Ended September 30,		% Change	Nine-Month Period Ended September 30,		% Change
	2011	2010	2011 to 2010	2011	2010	2011 to 2010
Net Revenue
Television	$33,564	$34,322	(2)%	$97,350	$98,786	(1)%
Radio	16,551	19,003	(13)%	47,074	51,043	(8)%

Consolidated	50,115	53,325	(6)%	144,424	149,829	(4)%

Direct operating expenses
Television	13,668	13,065	5%	39,992	39,919	0%
Radio	8,914	7,946	12%	25,898	24,022	8%

Consolidated	22,582	21,011	7%	65,890	63,941	3%

Selling, general and administrative expenses
Television	4,535	4,976	(9)%	14,697	14,983	(2)%
Radio	4,086	5,237	(22)%	12,453	13,221	(6)%

Consolidated	8,621	10,213	(16)%	27,150	28,204	(4)%

Depreciation and amortization
Television	4,160	3,947	5%	11,534	11,616	(1)%
Radio	855	920	(7)%	2,638	2,848	(7)%

Consolidated	5,015	4,867	3%	14,172	14,464	(2)%

Segment operating profit
Television	11,201	12,334	(9)%	31,127	32,268	(4)%
Radio	2,696	4,900	(45)%	6,085	10,952	(44)%

Consolidated	13,897	17,234	(19)%	37,212	43,220	(14)%
Corporate expenses	3,885	3,823	2%	11,402	11,048	3%

Operating income (loss)	10,012	13,411	(25)%	25,810	32,172	(20)%

Interest expense	(9,444)	(4,394)	115%	(28,346)	(15,171)	87%
Interest income	—	92	(100)%	2	259	(99)%
Other income (loss)	—	—	0%	687	—	*
Loss on debt extinguishment	—	(987)	(100)%	—	(987)	(100)%

Income (loss) before income taxes	$568	$8,122	(93)%	$(1,847)	$16,273	*

Capital expenditures
Television	$1,484	$1,071		$5,514	$5,101
Radio	465	152		801	709

Consolidated	$1,949	$1,223		$6,315	$5,810

				September 30, 2011	December 31, 2010
Total assets
Television				$355,058	$367,474
Radio				124,031	123,336

Consolidated				$479,089	$490,810

*	Percentage not meaningful.

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

As a result of the Company obtaining control over LER, the Company’s previously-held 50 percent interest was remeasured to its fair value of $1.1 million. The resulting gain of $0.7 million is included in the line item ‘Other income (loss)’ on the consolidated statement of operations.

The following is a summary of the initial purchase price allocation for the Company’s acquisition of LER (unaudited; in millions):

Cash and cash equivalents	$0.5
Trade accounts receivable	2.1
Prepaids and other assets	0.1
Property and equipment	0.1
Intangible assets subject to amortization	0.5
Goodwill	0.7
Current liabilities	(1.8)

$2.2

The goodwill, which is expected to be deductible for tax purposes, is assigned to the radio broadcasting segment and is attributable to expected synergies from combining LER’s operations with the Company’s. The changes in the carrying amount of goodwill for each of the Company’s operating segments for the nine-month period ended September 30, 2011 are as follows (in thousands):

	December 31, 2010	Acquisition	September 30, 2011
Television	$35,912	$—	$35,912
Radio	—	735	735

Total	$35,912	$735	$36,647

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

Set forth below are consolidating financial statements related to the Company, its material guarantor subsidiary Entravision Holdings, LLC, and its non-guarantor subsidiaries. Consolidating balance sheets are presented as of September 30, 2011 and December 31, 2010 and the related consolidating statements of operations are presented for the three- and nine-month periods ended September 30, 2011 and 2010. Consolidating statements of cash flows are presented for the nine-month periods ended September 30, 2011 and 2010. The equity method of accounting has been used by the Company to report its investment in subsidiaries.

Consolidating Balance Sheet

September 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$68,624	$—	$355	$—	$68,979
Trade receivables, net of allowance for doubtful accounts	41,648	—	384	—	42,032
Prepaid expenses and other current assets	6,521	—	281	—	6,802

Total current assets	116,793	—	1,020	—	117,813
Property and equipment, net	63,491	—	3,376	—	66,867
Intangible assets subject to amortization, net	24,910	—	—	—	24,910
Intangible assets not subject to amortization	38,739	178,262	3,700	—	220,701
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	171,492	—	—	(171,492)	—
Other assets	12,151	—	12,126	(12,126)	12,151

Total assets	$463,229	$178,262	$21,216	$(183,618)	$479,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Advances payable, related parties	$118	—	$—	$—	$118
Accounts payable and accrued expenses	40,062	—	614	(10,402)	30,274

Total current liabilities	40,180	—	614	(10,402)	30,392
Long-term debt, less current maturities	395,542	—	—	—	395,542
Other long-term liabilities	8,748	—	—	—	8,748
Deferred income taxes	13,168	27,372	—	(1,724)	38,816

Total liabilities	457,638	27,372	614	(12,126)	473,498

Stockholders’ equity
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class C common stock	1	—	—	—	1
Member’s capital	—	804,654	12,652	(817,306)	—
Additional paid-in capital	942,573	—	—	—	942,573
Accumulated deficit	(936,990)	(653,764)	7,950	645,814	(936,990)

Total stockholders’ equity	5,591	150,890	20,602	(171,492)	5,591

Total liabilities and stockholders’ equity	$463,229	$178,262	$21,216	$(183,618)	$479,089

Consolidating Balance Sheet

December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$72,140	$—	$250	$—	$72,390
Restricted cash	809	—	—		809
Trade receivables, net of allowance for doubtful accounts	41,302	—	250	—	41,552
Prepaid expenses and other current assets	6,547	—	320	—	6,867

Total current assets	120,798	—	820	—	121,618
Property and equipment, net	67,974	—	3,803	—	71,777
Intangible assets subject to amortization, net	26,615	—	—	—	26,615
Intangible assets not subject to amortization	38,739	177,584	3,700	—	220,023
Goodwill	34,918	—	994	—	35,912
Investment in subsidiaries	172,893	—	—	(172,893)	—
Other assets	14,865	—	11,556	(11,556)	14,865

Total assets	$476,802	$177,584	$20,873	$(184,449)	$490,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,000	$—	$—	$—	$1,000
Advances payable, related parties	118	—	—	—	118
Accounts payable and accrued expenses	47,288	—	735	(9,473)	38,550

Total current liabilities	48,406	—	735	(9,473)	39,668
Long-term debt, less current maturities	395,119	—	—	—	395,119
Other long-term liabilities	10,294	—	—	—	10,294
Deferred income taxes	12,626	24,829	—	(2,083)	35,372

Total liabilities	466,445	24,829	735	(11,556)	480,453

Stockholders’ equity
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class C common stock	1	—	—	—	1
Member’s capital	—	803,976	12,652	(816,628)	—
Additional paid-in capital	941,171	—	—	—	941,171
Accumulated deficit	(930,822)	(651,221)	7,486	643,735	(930,822)

Total stockholders’ equity	10,357	152,755	20,138	(172,893)	10,357

Total liabilities and stockholders' equity	$476,802	$177,584	$20,873	$(184,449)	$490,810

Consolidating Statement of Operations Three-Month Period Ended September 30, 2011 (In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$49,757	$—	$1,024	$(666)	$50,115

Expenses:
Direct operating expenses	22,812	—	436	(666)	22,582
Selling, general and administrative expenses	8,807	—	(186)	—	8,621
Corporate expenses	3,885	—	—	—	3,885
Depreciation and amortization	4,805	—	210	—	5,015

	40,309	—	460	(666)	40,103

Operating income (loss)	9,448	—	564	—	10,012
Interest expense	(9,444)	—	—	—	(9,444)

Income (loss) before income taxes	4	—	564	—	568
Income tax (expense) benefit	(787)	(848)	(317)	—	(1,952)

Income (loss) before equity in net income (loss) of subsidiaries	(783)	(848)	247	—	(1,384)
Equity in income (loss) of subsidiaries	(601)	—	—	601	—

Net income (loss) applicable to common stockholders	$(1,384)	$(848)	$247	$601	$(1,384)

Consolidating Statement of Operations

Three-Month Period Ended September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$53,039	$—	$912	$(626)	$53,325

Expenses:
Direct operating expenses	21,270	—	367	(626)	21,011
Selling, general and administrative expenses	10,077	—	136	—	10,213
Corporate expenses	3,823	—	—	—	3,823
Depreciation and amortization	4,646	—	221	—	4,867

	39,816	—	724	(626)	39,914

Operating income (loss)	13,223	—	188	—	13,411
Interest expense	(4,394)	—	—	—	(4,394)
Interest income	92	—	—	—	92
Loss on debt extinguishment	(987)	—	—	—	(987)

Income (loss) before income taxes	7,934	—	188	—	8,122
Income tax (expense) benefit	(838)	(822)	(104)	—	(1,764)

Income (loss) before equity in net income (loss) of subsidiaries and nonconsolidated affiliates	7,096	(822)	84	—	6,358
Equity in income (loss) of subsidiaries	(738)	—	—	738	—

Income (loss) before equity in net income (loss) of nonconsolidated affiliates	6,358	(822)	84	738	6,358
Equity in net income (loss) of nonconsolidated affiliates, net of tax	50	—	—	—	50

Net income (loss) applicable to common stockholders	$6,408	$(822)	$84	$738	$6,408

Consolidating Statement of Operations

Nine-Month Period Ended September 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$143,453	$—	$2,973	$(2,002)	$144,424
Expenses:
Direct operating expenses	66,677	—	1,215	(2,002)	65,890
Selling, general and administrative expenses	27,072	—	78	—	27,150
Corporate expenses	11,402	—	—	—	11,402
Depreciation and amortization	13,553	—	619	—	14,172

	118,704	—	1,912	(2,002)	118,614

Operating income (loss)	24,749	—	1,061	—	25,810
Interest expense	(28,346)	—	—	—	(28,346)
Interest income	2	—	—	—	2
Other income (loss)	687	—	—	—	687

Income (loss) before income taxes	(2,908)	—	1,061	—	(1,847)
Income tax (expense) benefit	(1,181)	(2,543)	(597)	—	(4,321)

Income (loss) before equity in net income (loss) of subsidiaries	(4,089)	(2,543)	464	—	(6,168)
Equity in income (loss) of subsidiaries	(2,079)	—	—	2,079	—

Net income (loss) applicable to common stockholders	$(6,168)	$(2,543)	$464	$2,079	$(6,168)

Consolidating Statement of Operations

Nine-Month Period Ended September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$148,973	$—	$2,517	$(1,661)	$149,829

Expenses:
Direct operating expenses	64,625	—	977	(1,661)	63,941
Selling, general and administrative expenses	27,790	—	414	—	28,204
Corporate expenses	11,048	—	—	—	11,048
Depreciation and amortization	13,857	—	607	—	14,464

	117,320	—	1,998	(1,661)	117,657

Operating income (loss)	31,653	—	519	—	32,172
Interest expense	(15,171)	—	—	—	(15,171)
Interest income	259	—	—	—	259
Loss on debt extinguishment	(987)	—	—	—	(987)

Income (loss) before income taxes	15,754	—	519	—	16,273
Income tax (expense) benefit	(2,351)	(2,466)	(285)	—	(5,102)

Income (loss) before equity in net income (loss) of subsidiaries and nonconsolidated affiliates	13,403	(2,466)	234	—	11,171
Equity in income (loss) of subsidiaries	(2,232)	—	—	2,232	—

Income (loss) before equity in net income (loss) of nonconsolidated affiliates	11,171	(2,466)	234	2,232	11,171
Equity in net income (loss) of nonconsolidated affiliates	16	—	—	—	16

Net income (loss) applicable to common stockholders	$11,187	$(2,466)	$234	$2,232	$11,187

Consolidating Statement of Cash Flows

Nine-Month Period Ended September 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating actvities:
Net income (loss)	$(6,168)	$(2,543)	$464	$2,079	$(6,168)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,553	—	619	—	14,172
Deferred income taxes	540	2,543	361	—	3,444
Amortization of debt issue costs	1,642	—	—	—	1,642
Amortization of syndication contracts	1,297	—	—	—	1,297
Payments on syndication contracts	(1,506)	—	—	—	(1,506)
Non-cash stock-based compensation	1,359	—	—	—	1,359
Other (income) loss	(687)	—	—	—	(687)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	809	—	—	—	809
(Increase) decrease in accounts receivable	1,789	—	(134)	—	1,655
(Increase) decrease in amounts due from related party	929	—	(929)	—	—
(Increase) decrease in prepaid expenses and other assets	(298)	—	37	—	(261)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(10,929)	—	(121)	—	(11,050)

Net cash provided by (used in) operating activities	2,330	—	297	2,079	4,706

Cash flows from investing actvities:
Investment in subsidiaries	2,079	—	—	(2,079)	—
Purchase of a business	(588)	—	—	—	(588)
Purchases of property and equipment and intangibles	(6,350)	—	(192)	—	(6,542)

Net cash provided by (used in) investing activities	(4,859)	—	(192)	(2,079)	(7,130)

Cash flows from financing actvities:
Proceeds from issuance of common stock	42	—	—	—	42
Payments on long-term debt	(1,000)	—	—	—	(1,000)
Payments of deferred debt and offering costs	(29)	—	—	—	(29)

Net cash provided by (used in) financing activities	(987)	—	—	—	(987)

Net increase (decrease) in cash and cash equivalents	(3,516)	—	105	—	(3,411)
Cash and cash equivalents:
Beginning	72,140	—	250	—	72,390

Ending	$68,624	$—	$355	$—	$68,979

Consolidating Statement of Cash Flows

Nine-Month Period Ended September 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating actvities:
Net income (loss)	$11,187	$(2,466)	$234	$2,232	$11,187
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,857	—	607	—	14,464
Deferred income taxes	1,661	2,466	87	—	4,214
Amortization of debt issue costs	695	—	—	—	695
Amortization of syndication contracts	840	—	—	—	840
Payments on syndication contracts	(2,141)	—	—	—	(2,141)
Equity in net (income) of nonconsolidated affiliate	(16)	—	—	—	(16)
Non-cash stock-based compensation	1,603	—	—	—	1,603
Non-cash expenses related to debt extinguishment	934	—	—	—	934
Change in fair value of interest rate swap agreements	(12,188)	—	—	—	(12,188)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	(1,023)	—	—	—	(1,023)
(Increase) decrease in accounts receivable	(2,010)	—	150	—	(1,860)
(Increase) decrease in amounts due from related party	(166)	—	166	—	—
(Increase) decrease in prepaid expenses and other assets	(322)	—	(104)	—	(426)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	705	—	55	—	760

Net cash provided by (used in) operating activities	13,616	—	1,195	2,232	17,043

Cash flows from investing actvities:
Investment in subsidiaries	2,232	—	—	(2,232)	—
Purchases of property and equipment and intangibles	(5,636)	—	(1,442)	—	(7,078)

Net cash provided by (used in) investing activities	(3,404)	—	(1,442)	(2,232)	(7,078)

Cash flows from financing actvities:
Proceeds from issuance of common stock	233	—	—	—	233
Payments on long-term debt	(362,949)	—	—	—	(362,949)
Termination of swap agreements	(4,039)	—	—	—	(4,039)
Proceeds from borrowings on long-term debt	394,888	—	—	—	394,888
Payments of deferred debt and offering costs	(10,554)	—	—	—	(10,554)

Net cash provided by (used in) financing activities	17,579	—	—	—	17,579

Net increase (decrease) in cash and cash equivalents	27,791	—	(247)	—	27,544
Cash and cash equivalents:
Beginning	27,260	—	406	—	27,666

Ending	$55,051	$—	$159	$—	$55,210

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended September 30, 2011, was $50.1 million. Of that amount, revenue generated by our television segment accounted for 67% and revenue generated by our radio segment accounted for 33%.

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

We generate revenue primarily from sales of national and local advertising time on television and radio stations, and from retransmission consent agreements. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and every four years resulting from advertising aired during the World Cup (2010, 2014, etc.).

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

Highlights

During the third quarter of 2011, we faced challenging comparisons to the third quarter of 2010, when we benefited from World Cup and political advertising revenue and revenue from a large Los Angeles promotional event, whereas revenue from these and other similar periodically occurring revenue sources were not material in the third quarter of 2011. Net revenue decreased to $50.1 million, a decrease of $3.2 million, or 6%, from $53.3 million in the third quarter of 2010. Nevertheless, our audience shares remain strong in the nation’s most densely populated Hispanic markets.

Net revenue for our television segment decreased to $33.6 million in the third quarter of 2011, from $34.3 million in the third quarter of 2010. This decrease of $0.7 million, or 2%, in net revenue was primarily due to a decrease in national advertising, advertising revenue from the World Cup in 2010, which is absent in 2011, and a decrease in political advertising revenue, which is not material in 2011, partially offset by an increase in retransmission consent revenue. We generated a total of $4.2 million of retransmission consent revenue in the third quarter of 2011. We anticipate that retransmission consent revenue for the full year 2011 will be greater than it was for the full year 2010 and will continue to be a growing source of net revenue in future periods.

Net revenue for our radio segment decreased to $16.6 million in the third quarter of 2011, from $19.0 in the third quarter of 2010. This decrease of $2.4 million, or 13%, was primarily due to advertising revenue from the World Cup in 2010, which is absent in 2011, and a decrease in political advertising revenue, which is not material in 2011.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national and regional advertising sales on our Univision- and TeleFutura-affiliate television stations, and we pay certain sales representation fees to Univision relating to national and regional advertising sales. During the three-month periods ended September 30, 2011 and 2010, the amount we paid Univision in this capacity was $2.4 million and $2.2 million, respectively. During the nine-month periods ended September 30, 2011 and 2010, the amount we paid Univision in this capacity was $5.9 million and $6.7 million, respectively.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and TeleFutura-affiliated television station signals for a term of six years. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The agreement also provides terms relating to compensation to be paid to us with respect to agreements that are entered into for the carriage of our Univision- and TeleFutura-affiliated television station signals. As of September 30, 2011, the amount due to us from Univision was $5.3 million related to the agreements for the carriage of our Univision and TeleFutura-affiliated television station signals.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-8, “Testing Goodwill for Impairment” (“ASU 2011-8”). Under this guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-8 is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

Three- and Nine-month Periods Ended September 30, 2011 and 2010

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three-Month Period Ended September 30,		% Change	Nine-Month Period Ended September 30,		% Change
	2011	2010		2011	2010
Statements of Operations Data:
Net revenue	$50,115	$53,325	(6)%	$144,424	$149,829	(4)%

Direct operating expenses	22,582	21,011	7%	65,890	63,941	3%
Selling, general and administrative expenses	8,621	10,213	(16)%	27,150	28,204	(4)%
Corporate expenses	3,885	3,823	2%	11,402	11,048	3%
Depreciation and amortization	5,015	4,867	3%	14,172	14,464	(2)%

	40,103	39,914	0%	118,614	117,657	1%

Operating income (loss)	10,012	13,411	(25)%	25,810	32,172	(20)%
Interest expense	(9,444)	(4,394)	115%	(28,346)	(15,171)	87%
Interest income	—	92	(100)%	2	259	(99)%
Other income (loss)	—	—	0%	687	—	*
Loss on debt extinguishment	—	(987)	(100)%	—	(987)	(100)%

Income (loss) before income taxes	568	8,122	(93)%	(1,847)	16,273	*
Income tax (expense) benefit	(1,952)	(1,764)	11%	(4,321)	(5,102)	(15)%

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(1,384)	6,358	*	(6,168)	11,171	*
Equity in net income (loss) of nonconsolidated affiliate, net of tax	—	50	(100)%	—	16	(100)%

Net income (loss) applicable to common stockholders	$(1,384)	$6,408	*	$(6,168)	$11,187	*

Other Data:
Capital expenditures	1,949	1,223		6,315	5,810
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				41,132	46,938
Net cash provided by (used in) operating activities				4,706	17,043
Net cash provided by (used in) investing activities				(7,130)	(7,078)
Net cash provided by (used in) financing activities				(987)	17,579

*	Percentage not meaningful.
(1)	Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum total leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum total leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under our 2010 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of September 30): 2011, 6.9 to 1; 2010, 6.5 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our 2010 Credit Facility in July 2010, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that the current covenant had been applicable for all periods presented.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Nine-Month Period Ended September 30,
	2011	2010
Consolidated adjusted EBITDA (1)	$41,132	$46,938
Interest expense	(28,346)	(15,171)
Interest income	2	259
Loss on debt extinguishment	—	(987)
Income tax (expense) benefit	(4,321)	(5,102)
Amortization of syndication contracts	(1,297)	(840)
Payments on syndication contracts	1,506	2,141
Non-cash stock-based compensation included in direct operating expenses	(155)	(312)
Non-cash stock-based compensation included in selling, general and administrative expenses	(472)	(442)
Non-cash stock-based compensation included in corporate expenses	(732)	(849)
Depreciation and amortization	(14,172)	(14,464)
Other income (loss)	687	—
Equity in net income (loss) of nonconsolidated affiliates	—	16

Net income (loss)	(6,168)	11,187
Depreciation and amortization	14,172	14,464
Deferred income taxes	3,444	4,214
Amortization of debt issue costs	1,642	695
Amortization of syndication contracts	1,297	840
Payments on syndication contracts	(1,506)	(2,141)
Equity in net income (loss) of nonconsolidated affiliates	—	(16)
Non-cash stock-based compensation	1,359	1,603
Other (income) loss	(687)	—
Non-cash expenses related to debt extinguishment	—	934
Change in fair value of interest rate swap agreements	—	(12,188)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	809	(1,023)
(Increase) decrease in accounts receivable	1,655	(1,860)
(Increase) decrease in prepaid expenses and other assets	(261)	(426)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(11,050)	760

Cash flows from operating activities	$4,706	$17,043

Consolidated Operations

Net Revenue. Net revenue decreased to $50.1 million for the three-month period ended September 30, 2011 from $53.3 million for the three-month period ended September 30, 2010, a decrease of $3.2 million. Of the overall decrease, $2.5 million came from our radio segment and was primarily attributable to the absence of advertising revenue from the World Cup in 2011 compared to 2010 and a decrease in political advertising revenue, which is not material in 2011. We also benefited from revenue from a large Los Angeles promotional event during the third quarter of 2010, which event did not take place in 2011. Additionally, $0.7 million of the overall decrease came from our television segment and was primarily attributable to a decrease in national advertising, the absence of advertising revenue from the World Cup in 2011 compared to 2010, and a decrease in political advertising revenue, which is not material in 2011, partially offset by an increase in retransmission consent revenue.

Net revenue decreased to $144.4 million for the nine-month period ended September 30, 2011 from $149.8 million for the nine-month period ended September 30, 2010, a decrease of $5.4 million. Of the overall decrease, $4.0 million came from our radio segment and was primarily attributable to the absence of advertising revenue from the World Cup in 2011 compared to 2010 and a decrease in political advertising revenue, which is not material in 2011. We also benefited from revenue from a large Los Angeles promotional event during the third quarter of 2010, which event did not take place in 2011. Additionally, $1.4 million of the overall decrease came from our television segment and was primarily attributable to a decrease in national advertising, the absence of advertising revenue from the World Cup in 2011 compared to 2010, and a decrease in political advertising revenue, which is not material in 2011, partially offset by an increase in retransmission consent revenue.

We believe that we will continue to face a challenging advertising environment during at least the remainder of 2011 as our advertising customers continue to make difficult choices in the current uncertain economic environment. Additionally, we do not have certain periodic events in 2011 such as a significant amount of political activity or World Cup, both of which positively impacted advertising revenue in 2010.

Direct Operating Expenses. Direct operating expenses increased to $22.6 million for the three-month period ended September 30, 2011 from $21.0 million for the three-month period ended September 30, 2010, an increase of $1.6 million. Of the overall increase, $1.0 million came from our radio segment and was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011 and expenses associated with LER. Additionally, $0.6 million of the overall increase came from our television segment and was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009. As a percentage of net revenue, direct operating expenses increased to 45% for the three-month period ended September 30, 2011 from 39% for the three-month period ended September 30, 2010. Direct operating expenses as a percentage of net revenue increased because direct operating expenses increased while net revenue decreased.

Direct operating expenses increased to $65.9 million for the nine-month period ended September 30, 2011 from $63.9 million for the nine-month period ended September 30, 2010, an increase of $2.0 million. Of the overall increase, $1.9 million came from our radio segment and was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011 and expenses associated with LER. Additionally, $0.1 million of the overall increase came from our television segment and was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009. As a percentage of net revenue, direct operating expenses increased to 46% for the nine-month period ended September 30, 2011 from 43% for the nine-month period ended September 30, 2010. Direct operating expenses as a percentage of net revenue increased because direct operating expenses increased while net revenue decreased.

We believe that direct operating expenses will continue to increase during the remainder of 2011 primarily as a result of the partial restoration of employee salaries during the first quarter of 2011 and expenses associated with LER.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $8.6 million for the three-month period ended September 30, 2011 from $10.2 million for the three-month period ended September 30, 2010, a decrease of $1.6 million. Of the overall decrease, $1.1 million came from our radio segment and was primarily attributable to expenses from a large Los Angeles promotional event during the third quarter of 2010, which event did not take place in 2011. Additionally, $0.5 million of the overall decrease came from our television segment and was primarily attributable to a decrease in bad debt expense, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009. As a percentage of net revenue, selling, general and administrative decreased to 17% for the three-month period ended September 30, 2011 from 19% for the three-month period ended September 30, 2010. Selling, general and administrative expenses as a percentage of net revenue decreased because the decrease in selling, general and administrative expenses outpaced the decrease in net revenue.

Selling, general and administrative expenses decreased to $27.1 million for the nine-month period ended September 30, 2011 from $28.2 million for the nine-month period ended September 30, 2010, a decrease of $1.1 million. Of the overall decrease, $0.8 million came from our radio segment and was primarily attributable to expenses from a large Los Angeles promotional event during the third quarter of 2010, which event did not take place in 2011. Additionally, $0.3 million of the overall decrease came from our television segment and was primarily attributable to a decrease in bad debt expense, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009. As a percentage of net revenue, selling, general and administrative remained at 19% for each of the nine-month periods ended September 30, 2011 and 2010.

We believe that selling, general and administrative expenses will increase during the remainder of 2011 primarily as a result of the partial restoration of employee salaries during the first quarter of 2011.

Corporate Expenses. Corporate expenses increased to $3.9 million for the three-month period ended September 30, 2011 from $3.8 million for the three-month period ended September 30, 2010, an increase of $0.1 million. The increase was attributable to an increase in professional fees. As a percentage of net revenue, corporate expenses increased to 8% for the three-month period ended September 30, 2011 from 7% for the three-month period ended September 30, 2010.

Corporate expenses increased to $11.4 million for the nine-month period ended September 30, 2011 from $11.0 million for the nine-month period ended September 30, 2010, an increase of $0.4 million. The increase was attributable to an increase in professional fees. As a percentage of net revenue, corporate expenses increased to 8% for the nine-month period ended September 30, 2011 from 7% for the nine-month period ended September 30, 2010.

We believe that corporate expenses will continue to increase during the remainder of 2011 primarily as a result of increased professional fees.

Depreciation and Amortization. Depreciation and amortization increased to $5.0 million for the three-month period ended September 30, 2011 from $4.9 million for the three-month period ended September 30, 2010, an increase of $0.1 million.

Depreciation and amortization decreased to $14.2 million for the nine-month period ended September 30, 2011 from $14.5 million for the nine-month period ended September 30, 2010, a decrease of $0.3 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $10.0 million for the three-month period ended September 30, 2011, compared to $13.4 million for the three-month period ended September 30, 2010. As a result of the above factors, operating income was $25.8 million for the nine-month period ended September 30, 2011, compared to $32.2 million for the nine-month period ended September 30, 2010.

Interest Expense. Interest expense increased to $9.4 million for the three-month period ended September 30, 2011 from $4.4 million for the three-month period ended September 30, 2010, an increase of $5.0 million. The increase in interest expense was primarily attributable to the change in the fair value of our interest rate swap agreements during the three-month period ended September 30, 2010. Those interest rate swap agreements were terminated in July 2010.

Interest expense increased to $28.3 million for the nine-month period ended September 30, 2011 from $15.2 million for the nine-month period ended September 30, 2010, an increase of $13.1 million. The increase in interest expense was primarily attributable to the change in the fair value of our interest rate swap agreements during the nine-month period ended September 30, 2010. Those interest rate swap agreements were terminated in July 2010.

Income Tax Expense. Income tax expense for the nine-month period ended September 30, 2011 was $4.3 million. The effective income tax rate was lower than our expected statutory rate of approximately 38% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangibles. Income tax expense for the nine-month period ended September 30, 2010 was $5.1 million. The effective income tax rate was higher than our expected statutory rate of approximately 38% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangibles.

As of September 30, 2011, we believe that our deferred tax assets will not be fully realized in the future and we are providing a full valuation allowance against those deferred tax assets. In determining our deferred tax assets subject to a valuation allowance, we excluded the deferred tax liabilities attributable to indefinite-lived intangibles.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $33.6 million for the three-month period ended September 30, 2011 from $34.3 million for the three-month period ended September 30, 2010, a decrease of $0.7 million. The decrease was primarily attributable to a decrease in national advertising, the absence of advertising revenue from the World Cup in 2011 compared to 2010, and a decrease in political advertising revenue, which is not material in 2011, partially offset by an increase in retransmission consent revenue. We generated a total of $4.2 million and $3.7 million in retransmission consent revenue for the three-month periods ended September 30, 2011 and 2010, respectively.

Net revenue in our television segment decreased to $97.4 million for the nine-month period ended September 30, 2011 from $98.8 million for the nine-month period ended September 30, 2010, a decrease of $1.4 million. The decrease was primarily attributable to a decrease in national advertising, the absence of advertising revenue from the World Cup in 2011 compared to 2010, and a decrease in political advertising revenue, which is not material in 2011, partially offset by an increase in retransmission consent revenue. We generated a total of $12.8 million and $10.1 million in retransmission consent revenue for the nine-month periods ended September 30, 2011 and 2010, respectively. We anticipate that retransmission consent revenue for the full year 2011 will be greater than it was for the full year 2010 and will continue to be a growing source of net revenues in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $13.7 million for the three-month period ended September 30, 2011 from $13.1 million for the three-month period ended September 30, 2010, an increase of $0.6 million. The increase was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Direct operating expenses in our television segment increased to $40.0 million for the nine-month period ended September 30, 2011 from $39.9 million for the nine-month period ended September 30, 2010, an increase of $0.1 million. The increase was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011, partially offset by a decrease in expenses associated with the decrease in net revenue. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $4.5 million for the three-month period ended September 30, 2011 from $5.0 million for the three-month period ended September 30, 2010, a decrease of $0.5 million. The decrease was primarily attributable to a decrease in bad debt expense, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Selling, general and administrative expenses in our television segment decreased to $14.7 million for the nine-month period ended September 30, 2011 from $15.0 million for the nine-month period ended September 30, 2010, a decrease of $0.3 million. The decrease was primarily attributable to a decrease in bad debt expense, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Radio

Net Revenue. Net revenue in our radio segment decreased to $16.5 million for the three-month period ended September 30, 2011 from $19.0 million for the three-month period ended September 30, 2010, a decrease of $2.5 million. The decrease was primarily attributable to the absence of advertising revenue from the World Cup in 2011 compared to 2010 and a decrease in political advertising revenue, which is not material in 2011. In addition, during the third quarter of 2010 we benefited from revenue from a large Los Angeles promotional event, which event did not take place in 2011.

Net revenue in our radio segment decreased to $47.1 million for the nine-month period ended September 30, 2011 from $51.0 million for the nine-month period ended September 30, 2010, a decrease of $3.9 million. The decrease was primarily attributable to the absence of advertising revenue from the World Cup in 2011 compared to 2010 and a decrease in political advertising revenue, which is not material in 2011. In addition, during the third quarter of 2010 we benefited from revenue from a large Los Angeles promotional event, which event did not take place in 2011.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $8.9 million for the three-month period ended September 30, 2011 from $7.9 million for the three-month period ended September 30, 2010, an increase of $1.0 million. The increase was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011 and expenses associated with LER. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Direct operating expenses in our radio segment increased to $25.9 million for the nine-month period ended September 30, 2011 from $24.0 million for the nine-month period ended September 30, 2010, an increase of $1.9 million. The increase was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011 and expenses associated with LER. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.1 million for the three-month period ended September 30, 2011 from $5.2 million for the three-month period ended September 30, 2010, a decrease of $1.1 million. The decrease was primarily attributable to expenses from a large Los Angeles promotional event during the third quarter of 2010, which event did not take place in 2011.

Selling, general and administrative expenses in our radio segment decreased to $12.5 million for the nine-month period ended September 30, 2011 from $13.2 million for the nine-month period ended September 30, 2010, a decrease of $0.7 million. The decrease was primarily attributable to expenses from a large Los Angeles promotional event during the third quarter of 2010, which event did not take place in 2011.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. Although we had net losses of approximately $18.1 million and $50.1 million for the years ended December 31, 2010 and 2009, respectively, we had positive cash flow from operations of $37.1 million and $18.8 million for the years ended December 31, 2010 and 2009, respectively. We had positive cash flow from operations of $4.7 million for the nine-month period ended September 30, 2011 and we expect to have positive cash flow from operations for the 2011 year. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2010 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

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

In addition, upon a change of control, as defined in the Indenture, we must make an offer to repurchase all Notes then outstanding, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest. In addition, we may at any time and from time to time purchase Notes in the open market or otherwise.

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

2010 Credit Facility

On July 27, 2010, we also entered into a new $50 million revolving credit facility (our “2010 Credit Facility”) and terminated the amended syndicated bank credit facility agreement. Our 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. As of September 30, 2011, we had approximately $0.7 million in outstanding letters of credit. In addition, we may increase the aggregate principal amount of our 2010 Credit Facility by up to an additional $50 million, subject to our satisfying certain conditions.

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

Debt and Equity Financing

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through September 30, 2011. Subject to certain exceptions, both the Indenture and the Credit Agreement contain various provisions that limit our ability to make future repurchases of shares of our common stock.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $41.1 million for the nine-month period ended September 30, 2011 from $46.9 million for the nine-month period ended September 30, 2010, a decrease of $5.8 million, or 12%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 28% for the nine-month period ended September 30, 2011 from 31% for the nine-month period ended September 30, 2010.

We define consolidated adjusted EBITDA as net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), income tax (expense), equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum total leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum total leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under our 2010 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of September 30): 2011, 6.9 to 1; 2010, 6.5 to 1. Therefore, we were in compliance with this covenant at each of those dates. We entered into our 2010 Credit Facility in July 2010, so we were not subject to the same calculations and covenants in prior years. However, for consistency of presentation, the foregoing historical ratios assume that the current covenant had been applicable for all periods presented.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 23.

Cash Flow

Net cash flow provided by operating activities was $4.7 million for the nine-month period ended September 30, 2011 compared to net cash flow provided by operating activities of $17.0 million for the nine-month period ended September 30, 2010. We had net loss of $6.2 million for the nine-month period ended September 30, 2011. Our net loss for the nine-month period ended September 30, 2011 was primarily the result of non-cash expenses, including depreciation and amortization expense of $14.2 million. We had net income of $11.2 million for the nine-month period ended September 30, 2010 and positive cash flow from operations. Our net income for the nine-month period ended September 30, 2010 was lower than cash flows from operating activities primarily due to non-cash items, including depreciation and amortization expense of $14.5 million, partially offset by income from the change in the fair value of our interest rate swap agreements of $12.2 million. We expect to have positive cash flow from operating activities for the 2011 year.

Net cash flow used in investing activities was $7.1 million for each of the nine-month periods ended September 30, 2011 and 2010. During the nine-month period ended September 30, 2011, we spent $5.9 million on net capital expenditures, $0.7 million related to the purchase of an FCC license and $0.6 million related to the acquisition of LER. During the nine-month period ended September 30, 2010, we spent $5.8 million on net capital expenditures and $1.3 million on intangible assets. We anticipate that our capital expenditures will be approximately $8.2 million during the full year 2011. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $1.0 million for the nine-month period ended September 30, 2011, compared to net cash flow provided by financing activities of $17.6 million for the nine-month period ended September 30, 2010. During the nine-month period ended September 30, 2011, we made debt payments of $1.0 million. During the nine-month period ended September 30, 2010, we received $394.9 million of proceeds from the sale of the Notes, paid $367.0 million to pay all indebtedness outstanding under our previous syndicated bank credit facility and related interest rate swap agreements and paid $10.6 million in fees and expenses related to the Notes.

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

We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A.	RISK FACTORS

No material change.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ CHRISTOPHER T. YOUNG
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: November 4, 2011

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