Form 10-K
period 2011-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2012-03-09
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 was approximately $116,030,082 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 1, 2012, there were 54,267,366 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,188,161 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders scheduled to be held on May 31, 2012 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
•

provisions of our debt instruments, including the indenture governing our $384 million aggregate principal amount of 8.750% senior secured first lien notes due 2017, or the Notes, and the amended agreement governing the current credit facility that we entered into in July 2010, or our 2010 Credit Facility, which restrict certain aspects of the operation of our business;

•

our continued compliance with all of our obligations, including financial covenants and ratios, under the indenture governing the Notes, or the Indenture, and the amended agreement governing our 2010 Credit Facility, or the amended Credit Agreement;

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

•

subject to restrictions contained in the Indenture and the amended Credit Agreement, the overall success of our acquisition strategy, which historically has included developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

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

Overview

Introduction

Entravision Communications Corporation and its wholly owned subsidiaries, or Entravision, is a diversified Spanish-language media company utilizing a combination of television and radio operations to reach Hispanic consumers across the United States, as well as the border markets of Mexico. We own and/or operate 53 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. Entravision is the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network, with television stations in 19 of the nation’s top 50 U.S. Hispanic markets. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours. For a more complete discussion of our relationship with Univision, please see “Our Relationship with Univision” and “Television—Television Programming” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”; and for a discussion of various risks related to our relationship with Univision, please see “Risk Factors.”

With the purchase of Univision in 2007 by a private equity consortium, we believe that we are now the largest independent public media company focused principally on the U.S. Hispanic audience. We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and operate 48 radio stations in 19 U.S. markets. Our radio stations consist of 37 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

We generate revenue primarily from sales of national and local advertising time on television and radio stations, and from retransmission consent agreements. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We recognize retransmission consent revenue when it is accrued pursuant to the agreements we have entered into with respect to such revenue. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and every four years resulting from advertising aired during the World Cup (2010 and 2014).

We also generate revenue from retransmission consent agreements that are entered into with Multichannel Video Programming Distributors, or MVPDs. We refer to such revenue as retransmission consent revenue, which represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We recognize retransmission consent revenue when it is accrued pursuant to the agreements we have entered into with respect to such revenue.

Our net revenue for the year ended December 31, 2011 was approximately $194.4 million. Of that amount, revenue generated by our television segment accounted for approximately 68% and revenue generated by our radio segment accounted for approximately 32%.

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

The Hispanic Market Opportunity in the United States

Our media assets target densely-populated and fast-growing Hispanic markets in the United States. We operate media properties in 14 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we operate media properties in 14 of the 20 fastest-growing markets. Despite the current uncertain economic environment, we believe that targeting the U.S. Hispanic market will translate into revenue growth in the future for the following reasons:

•

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. Over 50 million Hispanics live in the United States, accounting for over 16% of the total U.S. population. The overall Hispanic population is growing at over 8 times the rate of the non-Hispanic population and is expected to grow to 85 million, or approximately 23% of the total U.S. population, by 2030. Approximately 68% of the total future growth in the U.S. population through 2030 is expected to come from the Hispanic community.

•

Spanish-Language Use. Approximately 78% of Hispanics age five and over in the United States speak some Spanish at home. The number of U.S. Hispanics that speak some Spanish at home is expected to grow from 34.3 million in 2010 to 54.8 million in 2029.

•

Increasing U.S. Hispanic Buying Power. The U.S. Hispanic population is estimated to have accounted for total consumer expenditures of over $806 billion in 2010, an increase of 21% since 2005. Hispanics are expected to account for over $1 trillion in consumer expenditures by 2015, and by 2025 Hispanics are expected to account for approximately $2 trillion in consumer expenditures, or 14% of total U.S. consumer spending. Hispanic buying power is expected to grow at nearly three times the rate of the Hispanic population growth by 2025.

•

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We believe that the larger average size and younger average age of Hispanic households (averaging 3.4 persons and 28.4 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 40.5 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 7% more per year than the average U.S. non-Hispanic household on food at home, 80% more on children’s clothing, 48% more on footwear, 29% more on laundry and household cleaning products and 23% more on mobile telephones. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

•

Spanish-Language Advertising. Over $5.4 billion of total advertising expenditures in the United States were placed in Spanish-language media in 2009, the most recent year for which we have such data, of which approximately 89% was placed in Spanish-language television and radio advertising.

Business Strategy

We seek to increase our revenue through the following strategies:

Effectively Use Our Networks and Media Brands. We are the largest affiliate group of both the top-ranked Univision television network and Univision’s TeleFutura network. According to Univision, its primary network posted the highest year-to-year primetime audience increases among adults 18-49 years of age during the 2010-2011 broadcast season, while the English-language broadcast networks reported audience declines. Univision’s primary network, together with its TeleFutura Network, represented approximately a 73% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of November 2011. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, including a prime time schedule on its primary network of substantially all first-run programming throughout the year.

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

Target Other Attractive U.S. Hispanic Markets and Fill-In Acquisitions. We believe that our knowledge of, and experience with, the U.S. Hispanic marketplace will enable us to identify acquisitions in the television and radio markets. Since our inception, we have used our management expertise, programming, local involvement and brand identity to improve our acquired media properties. Please see “Acquisition and Disposition Strategies” below. However, we are currently subject to certain limitations on acquisitions under the terms of the Indenture and the amended Credit Agreement. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below.

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

We are subject to certain limitations on acquisitions under the terms of the Indenture and the amended Credit Agreement. We cannot at this time determine the effect that these limitations will have on our acquisition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below.

In addition, we periodically review our portfolio of media properties and, from time to time, seek to divest non-core assets in markets where we do not see the opportunity to grow to scale and build out clusters. We are subject to certain limitations on divestitures under the terms of the amended Credit Agreement. We cannot at this time determine the effect that these limitations will have on our disposition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

We have a history of net losses that may impact, among other things, our ability to implement our growth strategies. We had net losses of approximately $8.2 million, $18.1 million and $50.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Our Relationship with Univision

Substantially all of our television stations are Univision- or TeleFutura-affiliated television stations. Our network affiliation agreements, as amended, with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and TeleFutura network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under the network affiliation agreements, we generally retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, and approximately four and a half minutes per hour of the available advertising time on the TeleFutura network. Those allocations are subject to adjustment from time to time by Univision.

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and TeleFutura-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and TeleFutura-affiliate television stations.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned TeleFutura and Univision affiliates in six markets—Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and TeleFutura-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2011 and 2010, retransmission consent revenue accounted for approximately $17.1 million and $13.7 million, respectively.

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

Television

Overview

We own and/or operate Univision-affiliated television stations in 24 markets, including 20 of the top 50 Hispanic markets in the United States. Our television operations are the largest affiliate group of the Univision networks. Univision’s primary network is the leading Spanish-language network in the United States, reaching approximately 95% of all U.S. Hispanic households. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network, together with its TeleFutura Network, represent approximately a 73% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of November 2011. We operate both Univision and TeleFutura affiliates in 20 of our 24 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day, seven days a week. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

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

Our network affiliation agreement with Fox Broadcasting Company, or Fox, gives us the right to broadcast Fox network programming on KSFE-LD, serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and KXOF-CA, serving the Laredo market, through December 31, 2014. The network affiliation agreement may be extended for successive one-year terms at Fox’s option, subject to our consent.

We also have an agreement with Master Distribution Service, Inc., an affiliate of Fox, which gives us the right to provide ten hours per week of MyNetworkTV programming on KSFE-LD, KXOF-CA and XDTV, serving the Tecate/San Diego market. This agreement expires in October 2014 and may be extended for successive one-year periods.

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

We cannot guarantee that any of our current network affiliation agreements will be renewed beyond their respective expiration dates under their current terms, under other terms favorable to us, or at all.

Marketing Agreements. Our marketing and sales agreement with Univision gives us the right through 2021 to manage the marketing and sales operations of Univision-owned TeleFutura and Univision affiliates in six markets—Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Long-Term Time Brokerage Agreements. We operate each of XDTV-TV, serving the Tecate/San Diego market; XHAS-TV, serving the Tijuana/San Diego market; and XHRIO-TV, serving the Matamoros/ Harlingen-Weslaco-Brownsville-McAllen market, under long-term time brokerage agreements. Under those agreements, in combination with certain of our Mexican affiliates and subsidiaries, we provide the programming and related services available on these stations, but the stations retain absolute control of the content and other broadcast issues. These long-term time brokerage agreements expire in 2030, 2035 and 2038, respectively, and each provides for automatic, perpetual 30-year renewals unless both parties consent to termination. Each of these agreements provides for substantial financial penalties should the other party attempt to terminate prior to its expiration without our consent, and they do not limit the availability of specific performance as a remedy for any such attempted early termination.

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Harlingen-Weslaco-Brownsville- McAllen, Texas	10	361,820	308,050	85.1%	KNVO-TV KTFV-CD (1) KFXV-LD KCWT-CA (1)	Univision TeleFutura Fox CW
Albuquerque- Santa Fe, New Mexico	12	710,050	266,650	37.6%	KLUZ-TV KTFQ-TV (2) KTFA-LP	Univision TeleFutura Home Shopping Network
San Diego, California	13	1,077,600	254,650	23.6%	KBNT-LD KTCD-CA (1) KHAX-LP KDTF-LP	Univision Univision Univision TeleFutura
El Paso, Texas	15	366,570	243,720	72.4%	KINT-TV KTFN-TV	Univision TeleFutura
Denver-Boulder, Colorado	16	1,548,570	237,280	15.3%	KCEC-TV KDVT-LP KTFD-TV (2)	Univision Univision TeleFutura
Orlando-Daytona Beach-Melbourne, Florida	18	1,465,460	255,860	15.4%	WVEN-TV W47DA WVCI-LP WOTF-TV (2)	Univision Univision Univision TeleFutura
Washington, D.C. (Hagerstown, Maryland)	19	2,360,180	216,470	9.2%	WFDC-TV (2) WMDO-CA (1) WMDO-LD WJAL-TV	Univision TeleFutura TeleFutura English-Language
Tampa-St. Petersburg (Sarasota), Florida	20	1,788,240	213,590	11.9%	WVEA-TV WFTT-TV (2) WVEA-LP	Univision TeleFutura Jewelry TV
Las Vegas, Nevada	23	737,300	157,390	21.3%	KINC-TV KNTL-LP KWWB-LP KELV-LD	Univision Univision Univision TeleFutura
Boston, Massachusetts	24	2,379,690	153,020	6.4%	WUNI-TV WUTF-TV (2)	Univision TeleFutura
Corpus Christi, Texas	27	203,550	111,350	54.7%	KORO-TV KCRP-CA (1)	Univision TeleFutura
Hartford-New Haven, Connecticut	29	1,006,280	97,170	9.7%	WUVN-TV WUTH-CA (1)	Univision TeleFutura
Monterey-Salinas-Santa Cruz, California	34	223,620	74,600	33.4%	KSMS-TV KDJT-CA (1)	Univision TeleFutura
Laredo, Texas	35	72,060	68,210	94.7%	KLDO-TV KETF-CD KXOF-CA (1)	Univision TeleFutura Fox
Yuma, Arizona-El Centro, California	36	112,850	67,930	60.2%	KVYE-TV KAJB-TV (2)	Univision TeleFutura
Palm Springs, California	39	158,440	63,960	40.4%	KVER-CA (1) KVES-LD KEVC-CA (1)	Univision Univision TeleFutura
Colorado Springs-Pueblo, Colorado	42	343,160	59,300	17.3%	KVSN-TV KGHB-CD (1)	Univision TeleFutura
Odessa-Midland, Texas	43	146,040	58,840	40.3%	KUPB-TV	Univision
Santa Barbara-Santa Maria- San Luis Obispo, California	45	280,830	55,850	24.2%	KPMR-TV K17GD (1) K28FK (1) K10OG (1) KTSB-CA (1)	Univision Univision Univision TeleFutura TeleFutura

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters, Channel	Programming
Lubbock, Texas	51	160,160	49,840	31.1%	KBZO-LP	Univision
Wichita-Hutchinson, Kansas	53	454,590	43,920	9.7%	KDCU-DT (3)	Univision
Reno, Nevada	60	271,020	38,770	14.3%	KREN-TV KNVV-LP KRNS-CA	Univision TeleFutura CW
Springfield-Holyoke, Massachusetts	65	257,080	31,980	12.4%	WHTX-LP	Univision
San Angelo, Texas	91	55,570	16,610	29.9%	KEUS-LP KANG-CA (1)	Univision TeleFutura
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XDTV-TV (4)	MyNetworkTV
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV (4)	Telemundo
Matamoros, Tamaulipas, Mexico (Harlingen-Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV (4)	Fox

Source: Nielsen Media Research 2012 universe estimates.

(1)	“CA” or “CD” in call letters indicates station is under Class A television service. Certain stations without this designation are also Class A stations.
(2)	We provide the sales and marketing function of this station under a marketing and sales arrangement.
(3)	We share operating services with another broadcast station in the same market under a shared services arrangement.
(4)	We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.

Digital Television Technology. As we develop our digital television transmission technology for our television stations, we will operate in an environment where we can decide the resolution and number of broadcast streams we provide in our over-the-air transmissions. Depending upon how high a resolution level with which we elect to transmit our programming, we are able to transmit over-the-air broadcast streams containing a total of from two to six program streams using the bandwidth authorized to each digital station. The transmission of such multiple programming streams is referred to as multicasting. We currently are multicasting network programming streams, primarily TeleFutura network programming and LATV network programming streams, at a number of our stations, along with our primary program streams. In addition, we are multicasting CW and Fox network programming in certain of our markets. We are evaluating these multicasting operations as well as the amount of bandwidth we must allocate to our primary program streams and may consider either expanding or limiting our multicasting operations, or keeping these multicasting operations substantially as at present.

Other Platforms. Our television stations typically have local websites, social media and other digital and interactive media platforms that provide users with news and information as well as a variety of other products and services.

Television Advertising

Approximately 86% of the revenue generated from our television operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2011, local advertising accounted for approximately 46% of our total television revenue.

National. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. We typically engage national sales representative firms to work with our station sales managers and solicit national advertising sales, and we pay certain sales representation fees to these firms relating to national advertising sales. Under our network affiliation agreements with Univision, Univision acts as our sales representative for the sale of national advertising on our Univision and TeleFutura affiliate television stations, and advertisers which have purchased national advertising on these affiliate stations include Ford Motor Company, Chrysler Group LLC, McDonald’s Corporation, Toyota Motor Corporation, AT&T Inc., General Motors Company, Nissan Motor Co., Ltd. and Cricket Communications, Inc. We also added significant new national advertising accounts in 2011, including Guerra and Moore, Ltd. LLP, Advance Auto Parts, Kia Motors Corporation, Regis University and United States Department of Agriculture, among others. Telemundo acts as our national sales representative for the sale of national advertising on our Telemundo affiliate station, and Petry Television acts as our national sales representative for the sale of national advertising on our stations that broadcast Fox, CW and MyNetworkTV network programming. In 2011, national advertising accounted for approximately 40% of our total television revenue.

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

In 2011, retransmission consent revenue accounted for approximately 13% of our total television revenue. We anticipate that retransmission consent revenue will continue to be a growing source of net revenues.

Network Revenue

Network compensation represents compensation for broadcasting network programming. In 2011, network compensation accounted for approximately 1% of our total television revenue.

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

Nielsen ratings provide advertisers with the industry-accepted measure of television viewing. Nielsen offers a ratings service measuring all television audience viewing. In recent years, Nielsen has modified the methodology of its ratings service in an effort to more accurately measure U.S. Hispanic viewing by using language spoken in the home as a control characteristic of its metered market sample. Nielsen has also added weighting by language as part of its local metered market methodology in many of our metered markets. Nielsen also continues to improve the methods by which it electronically measures television viewing, and has expanded its Local People Meter service to several of our markets. We believe that this improvement will continue to result in ratings gains for us, allowing us to further increase our advertising rates. We have made significant investments in experienced sales managers and account executives and have provided our sales professionals with research tools to continue to attract major advertisers.

Television Competition

We face intense competition in the broadcasting business. In each local television market, we compete for viewers and revenue with other local television stations, which are typically the local affiliates of the four principal English-language television networks, NBC, ABC, CBS and Fox and, in certain cities, the CW network. In certain markets (other than San Diego), we also compete with the local affiliates or owned and operated stations of Telemundo, the Spanish-language television network that was acquired by NBCUniversal in 2002, as well as TV Azteca, the second-largest producer of Spanish-language programming in the world.

We also directly or indirectly compete for viewers and revenue with both English- and Spanish-language independent television stations, other video media, suppliers of cable television programs, direct broadcast systems, newspapers, magazines, radio, applications for mobile media devices and other forms of entertainment and advertising. In addition, in certain markets we operate radio stations that indirectly compete for local and national advertising revenue with our television business.

We believe that our primary competitive advantages are the quality of the programming we receive through our affiliation with Univision and the quality of our local news. According to Univision, its primary network is one of the top five networks in the United States regardless of language, and it is the most-watched Spanish-language network in the United States. In addition, Univision’s primary network and the TeleFutura Network together have maintained superior audience ratings among all U.S. Hispanic households when compared to both Spanish-language and English-language broadcast networks. Similarly, our local news achieves strong audience ratings. In ten of our television markets, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot among adults 18-34 years of age.

NBCUniversal-owned Telemundo is the second-largest Spanish-language television network in the United States. As of December 31, 2011, Telemundo had total coverage reaching approximately 94% of all Hispanic households in its markets.

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

Radio

Overview

We own and operate 48 radio stations (37 FM and 11 AM), 46 of which are located in the top 50 Hispanic markets in the United States. Our radio stations broadcast into markets with an aggregate of approximately 19 million U. S. Hispanics, which is approximately 41% of the Hispanic population in the United States. Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with independent programming.

Radio Programming

Radio Network. Our radio network broadcasts into 16 of the 19 markets that we serve. Our network allows advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner and at a cost that is generally lower than our English-language counterparts.

Although our network has a broad geographic reach, technology allows our stations to offer the necessary local feel and to be responsive to local clients and community needs. Designated time slots are used for local advertising, news, traffic, weather, promotions and community events. The audience gets the benefit of a national radio sound along with local content. To further enhance this effect, our on-air personalities frequently travel to participate in local promotional events. For example, in selected key markets our on-air personalities appear at special events and client locations. We promote these events as “remotes” to bond the national personalities to local listeners. Furthermore, all of our stations can disconnect from the networks and operate independently in the case of a local emergency or a problem with our central MPLS transmission.

Radio Formats. Our radio network produces four music formats that are simultaneously distributed via MPLS with a digital CD-quality sound to our stations. Each of these formats appeals to different listener preferences:

•

La Tricolor is a personality-driven format that includes “El Vacilón del Mandril” in nine markets, “Erazno y La Chokolata” in the afternoon drive, Mexican regional music artist Jenni Rivera in midday on Wednesdays and Mexican country-style music that primarily targets male Hispanic listeners 18-49 years of age;

•

“José: Nunca Sabes Lo Que Va A Tocar” (“You never know what he’ll play”) features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, Alex Lucas in the mornings and play-by-play soccer coverage of the Mexican national team, including coverage of the 2014 World Cup, that targets Hispanic adults 25-54 years of age;

•	“Maria: Siempre Romantica” (“Maria: Always Romantic”) features a Spanish-language romantic ballads format targeting primarily Hispanic women 18-49 years of age; and

•

“El Gato” is an upbeat and energetic Mexican regional format targeting primarily Hispanic adults 18-34 years of age. In El Paso the format has a slightly different musical blend to reflect northern Mexican influences.

In addition, in markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners, including the following:

•	In the Los Angeles market, we program “Super Estrella” – a music-driven, pop and alternative Spanish-rock format targeting primarily Hispanic adults 18-34 years of age;

•	In the McAllen market, we program a Mexican country-style music format that targets primarily Hispanic males 18-49 years of age;

•

Also in the McAllen market, we program two English-language formats, a classic rock-oriented format that targets primarily males 18-49 years of age and a hit-based adult contemporary format targeting primarily women 18-49 years of age;

•

In the Orlando market, we program “José 98.1” – a format that features a mix of Spanish-language adult contemporary and tropical hits from the 1990s through the present targeting Hispanic adults 25-54 years of age;

•

In the Sacramento market, we offer two English-language formats, a rhythmic contemporary hit format targeting primarily adults 18-34 years of age and a young country format targeting primarily adults 18-49 years of age; and

•

In the Phoenix and Albuquerque markets, we program “ESPN Deportes,” a Spanish-language sports talk format targeting primarily Hispanic adults 18-54 years of age, that is provided to us by a third party pursuant to a network affiliation agreement.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	José El Gato (1) El Gato (1) Super Estrella (1) Super Estrella (1) Super Estrella (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	Time Brokered (2)
Phoenix, Arizona	9	KLNZ-FM KDVA-FM KVVA-FM KBMB-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor José (1) José (1) ESPN Deportes (Spanish)
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Mexican Regional José Adult Contemporary (English)
Sacramento, California Stockton, California Modesto, California	11	KRCX-FM KNTY-FM KHHM-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	La Tricolor Country (English) Contemporary Hit (English) José La Tricolor Maria (1) José Maria (1)
Albuquerque-Santa Fe, New Mexico	12	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	José ESPN Deportes (Spanish)
El Paso, Texas	15	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	Oldies (English) José El Gato Maria Talk (English)
Denver-Boulder, Colorado Aspen, Colorado	16	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	José La Tricolor Maria La Tricolor
Orlando-Daytona Beach-Melbourne, Florida	18	WNUE-FM	98.1	MHz	José
Las Vegas, Nevada	23	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	El Gato La Tricolor
Monterey-Salinas-Santa Cruz, California	34	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor José Time Brokered (2)
Yuma, Arizona-El Centro, California	36	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	José La Tricolor Time Brokered (2)
Palm Springs, California	39	KLOB-FM	94.7	MHz	José
Lubbock, Texas	51	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor José
Reno, Nevada	60	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2012 estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Other Platforms. Our radio stations typically have local websites, social media and other digital and interactive media platforms that provide users with news and information as well as a variety of other products and services.

Radio Advertising

Substantially all of the revenue generated from our radio operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff, and also from a third-party network inventory agreement, digital and non-traditional revenue. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2011, local advertising revenue accounted for approximately 71% of our total radio revenue.

National. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. Lotus/Entravision Reps LLC, or LER, typically acts as our national sales representative to solicit national advertising sales on our Spanish-language radio stations. LER was originally a joint venture that we entered into in August 2001 with Lotus Hispanic Reps Corp., and we acquired 100% of the ownership interest in LER in January 2011. In 2011, national advertising revenue accounted for approximately 29% of our total radio revenue.

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

Historically, advertising rates for Spanish-language radio stations have been lower than those for English-language stations with similar audience levels. We believe, over time, possibilities exist to narrow the disparities that have historically existed between Spanish-language and English-language advertising rates as new and existing advertisers recognize the growing desirability of targeting the Hispanic population in the United States. We also believe that having multiple stations in a market enables us to provide listeners with alternatives, to secure a higher overall percentage of a market’s available advertising dollars and to obtain greater percentages of individual customers’ advertising budgets.

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

Radio Competition

Radio broadcasting is a highly competitive business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to increase our market share of overall radio advertising revenue and the economic health of the market. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast and cable television, magazines, outdoor advertising, satellite-delivered radio services, applications for mobile media devices and direct mail advertising. In addition, in certain markets we operate television stations that indirectly compete for local and national advertising revenue with our radio business. Our primary competitors in our markets in Spanish-language radio are Univision, Clear Channel Communications Inc. and Spanish Broadcasting System, Inc. These and many of the other companies with which we compete are large national or regional companies that have significantly greater resources and longer operating histories than we do.

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

The radio industry is subject to competition from new media technologies that are being developed or introduced, such as:

•

audio programming by cable television systems, broadcast satellite-delivered audio services, cellular telephones and smart telephones, including easy-to-use mobile applications, Internet content providers and other digital audio broadcast formats and playback mechanisms;

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

Seasonality

Seasonal net broadcast revenue fluctuations are common in the television and radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. Additionally, broadcast revenue tends to be affected by the occurrence or non-occurrence in a given year of major sporting, political and other events, such as the World Cup, important elections, and in 2010, the census.

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

Employees

As of December 31, 2011, we had approximately 925 full-time employees, including 728 full-time employees in television and 197 full-time employees in radio. As of December 31, 2011, three of our full-time television employees were represented by labor unions that have entered into collective bargaining agreements with us. We believe that our relations with these unions and with our employees generally are good.

Regulation of Television and Radio Broadcasting

General. The FCC regulates television and radio broadcast stations pursuant to the Communications Act of 1934, or the Communications Act. Among other things, the FCC:

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

•

the implementation or modification of rules governing the carriage of local television signals by direct broadcast satellite, or DBS, services and cable television systems and the manner in which such parties negotiate such carriage arrangements;

•	changes in local and national broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution rules;

•	proposals to take back part of the spectrum allotted for over-the-air broadcasting in favor of wireless broadband;

•

proposals whereby broadcasters may voluntarily participate in an auction of their over-the-air broadcast spectrum, otherwise agree to modifications in their available spectrum, with or without compensation, move from the UHF to VHF band, or become subject to restrictions on their usage of the spectrum; and

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

Pursuant to the Communications Act, the FCC is required, on a quadrennial basis, to review its media ownership rules. The FCC began the most recent such review in 2010. The FCC is expected to release an order in connection with its review, in late 2012.

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

As discussed above, Congress has already modified the nationwide television ownership cap and has considered legislation that would roll back the FCC’s proposed changes. The FCC in 2010 commenced its latest review of its ownership rules. Any actions by the FCC in the future regarding radio and/or television ownership may elicit further Congressional response.

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

The FCC requires that licensees must not discriminate in hiring practices. It has recently released new rules that will require us to adhere to certain outreach practices when hiring personnel for our stations and to keep records of our compliance with these requirements. On March 10, 2003, the FCC’s current Equal Employment Opportunity, or EEO, rules went into effect. The rules set forth a three-pronged recruitment and outreach program for companies with five or more full-time employees that requires the wide dissemination of information regarding full-time vacancies, notification to requesting recruitment organizations of such vacancies, and a number of non-vacancy related outreach efforts such as job fairs and internships. Stations are required to collect various information concerning vacancies, such as the number filled, recruitment sources used to fill each vacancy, and the number of persons interviewed for each vacancy. While stations are not required to routinely submit information to the FCC, stations must place an EEO report containing vacancy-related information and a description of outreach efforts in their public file annually. Stations must submit the annual EEO public file report as part of their renewal applications, and television stations with five or more full-time employees and radio stations with more than ten employees also must submit the report midway through their license term for FCC review. Stations also must place their EEO public file report on their Internet websites, if they have one. Beyond our compliance efforts, the new EEO rules should not materially affect our operations. Failure to comply with the FCC’s EEO rules could result in sanctions or the revocation of station licenses.

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

For the three-year period commencing on January 1, 2012, we generally elected “retransmission consent” in notifying the MVPDs that carry our television programming in our television markets. We have arrangements or have entered into agreements with nearly all of our MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights, including through our national program supplier for Spanish-language programming, Univision, for our Univision- and TeleFutura-affiliated television stations, for the three-year period. We have a few such agreements that expire during the three-year period and we expect to be able to reach agreement with the applicable MVPDs.

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

We are exploring, subject to our legal rights to do so, and the economic opportunities available to us, the distribution of our programming in alternative modes, such as by delivery on the Internet, by multicast delivery services, and to individuals possessing wireless mobile reception devices.

Time Brokerage, Joint Sales Agreements and Shared Services Agreements. We have, from time to time, entered into time brokerage, joint sales and shared services agreements, generally in connection with pending station acquisitions, under which we are given the right to broker time on stations owned by third parties, agree that other parties may broker time on our stations, we or other parties sell broadcast time on a station, or share operating services with another broadcast station in the same market, as the case may be. By using these agreements, we can provide programming and other services to a station proposed to be acquired before we receive all applicable FCC and other governmental approvals, or receive such programming and other services where a third party is better able to undertake programming and/or sales efforts for us.

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

Under a typical joint sales agreement, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately owned and licensed station in the same market. It also involves the provision by the selling party of certain sales, accounting and services to the station whose advertising is being sold. Unlike a time brokerage agreement, the typical joint sales agreement does not involve operating the station’s program format.

As part of its increased scrutiny of television and radio station acquisitions, the DOJ has stated publicly that it believes that time brokerage agreements and joint sales agreements could violate the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSRA, if such agreements take effect prior to the expiration of the waiting period under the HSRA. Furthermore, the DOJ has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Antitrust Act and has challenged them in certain locations. The DOJ also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to television and radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. See “Risk Factors” below.

The FCC is examining such understandings as part of its quadrennial media owenership review that began in 2010.

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

The FCC has required full-power television stations in the United States to operate in digital television. The FCC has recently set September 1, 2015 as the date for the transition of low-power television stations to digital transmission. We are in the process of transitioning certain of our low-power stations to digital where we believe that an audience is present to view such stations.

The FCC has adopted rules to permit low-power stations to operate on a paired or stand-alone basis in digital service. We have secured authority for certain of our low-power stations to have paired operations. We have also, in certain cases, requested authority to “flash cut” certain of our low-power stations to digital service. In those markets where no spectrum was available for paired operations, we will make a decision to switch individual stations from analog to digital service based on the viewing patterns of our viewers and the discontinuance of analog broadcast transmissions by full-power television stations.

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

Radio Frequency Radiation. The FCC has adopted rules limiting human exposure to levels of radio frequency radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC whether an applicant’s broadcast facility would expose people to excessive radio frequency radiation. We currently believe that all of our stations are in compliance with the FCC’s current rules regarding radio frequency radiation exposure.

Low-Power Radio Broadcast Service. The FCC has created a low-power FM radio service and has granted a limited number of construction permits for such stations. Pursuant to legislation adopted in 2011, this service will be expanded and the opportunities for FM translator stations reduced. The low-power FM service consists of two classes of radio stations, with maximum power levels of either 10 watts or 100 watts. The 10-watt stations will reach an area with a radius of between one and two miles, and the 100-watt stations reach an area with a radius of approximately three and one-half miles. The low-power FM stations are required to protect other existing FM stations, as currently required of full-powered FM stations.

The low-power FM service is exclusively non-commercial. To date, our stations have not suffered any technical interference from such low-power FM stations’ signals. Due to current technical restrictions and the non-commercial ownership requirement for low-power FM stations, we have not found that low-power FM service has caused any detrimental economic impact on our stations as well. Federal legislation has recently been adopted into law to increase the availability of low-power FM service. We do not foresee any material impact on our stations as a result of this legislation.

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-power stations in those markets where the satellite operators have implemented local-into-local service. SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA. SHVERA extended the ability of satellite operators to implement local-into-local service. SHVERA expired in late 2009, but was extended in May 2010 by the Satellite Television Extension and Localism Act, or STELA. STELA provided a further five-year extension of the “carry one/carry all” rule earlier adopted in SHVIA and SHVERA. To the extent we have decided to secure our carriage on DBS through retransmission consent agreements, the “carry one/carry all” rule is no longer relevant to us. While STELA made certain changes, we do not foresee a material impact of such legislation on our operations. The FCC is in the process of requiring television stations to disclose additional information on their compliance with public service obligations, considering the local service obligations of broadcasters, and promoting greater diversity among broadcasters. We do not forsee any material impact on our business from such proposed or adopted rules.

White Spaces. The FCC has adopted rules, that are under appeal by the National Association of Broadcasters and other parties, to allow unlicensed users to operate within the broadcast spectrum in unoccupied parts known as the “white spaces.” The intention of the rules was to make available unused spectrum for use in connection with wireless functions related to connectivity between computers and related devices and the Internet. The FCC believes that the provisions it adopted will protect broadcast services. Broadcast groups, on the other hand, believe that operation of unlicensed devices in the “white spaces” has the potential for causing interference to broadcast reception. It is premature to judge the potential impact of what services, if any, operate under the FCC’s rules on over-the-air broadcasting.

Performance Tax. While radio broadcasters have long paid license fees to composers for the musical works they have written, radio broadcasters have never compensated musical artists for their recordings of these works. The rationale was that the radio broadcasting industry provided artists, free of charge, with a promotional service for their performance.

As the entire music industry has changed, with revenues from the sale of CDs continuing to drop dramatically, both musical artists and the recording companies have sought a change in how business is done. The recording companies, with the backing of many artists, have asked the Congress to require that broadcasters pay fees for the broadcast exploitation of musical works. Such legislation received favorable committee action in the U.S. Congress during 2009 and 2010, but no legislation was then enacted. The Congress has not taken any subsequent actions, but the issue remains under consideration.

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

In order to achieve this spectrum recovery, the FCC has proposed that broadcasters participate in “voluntary auctions” in which interested station owners would offer the spectrum of their stations in auction in which wireless operators would participate as buyers. Legislation to achieve that goal was enacted by Congress in February 2012. The FCC will now develop rules to establish how the auctions will be undertaken, how stations will be valued, what percentage of the auction payments will go to broadcasters, and what rights, if any, will selling stations retain following the completion of the sale of their stations and associated spectrum.

Any reduction in available spectrum arising from the spectrum auction may have an impact on low-power stations (other than Class A stations). The loss of such broadcasting opportunities could have a detrimental effect on our business.

The FCC commenced a proceeding in November 2010 to determine how to modernize spectrum rules for the television band. Among the proposals under consideration are the sharing of the spectrum allocated to a television station among multiple stations, altering spacing among stations and interference protections between stations, and improving television reception in the VHF band so that remaining television stations would use VHF spectrum while freeing up UHF channels from 32 to 51. It is premature to reach any conclusions as to these proceedings and the eventual impact therefrom on the future of television broadcasting.

ITEM 1A. RISK FACTORS

While we have a history of losses in some periods and income in other periods, periods of losses, if continued, could adversely affect the market price of our securities and our ability to raise capital.

We had net losses of approximately $8.2 million, $18.1 million and $50.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. If we cannot generate profits or generate them on a consistent basis in the future, there could be an adverse effect on the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt as and when needed.

If we cannot raise required capital, we may have to reduce or curtail certain existing operations.

We require significant additional capital for general working capital and debt service needs. If our cash flow and existing working capital are not sufficient to fund our general working capital and debt service requirements, we will have to raise additional funds by selling equity, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives for raising additional funds may be available on acceptable terms to us or in amounts sufficient for us to meet our requirements. In addition, our ability to raise additional funds and engage in acquisitions is limited by the terms of the Indenture and the amended Credit Agreement. Our failure to obtain any required new financing may, if needed, require us to reduce or curtail certain existing operations.

Our substantial level of debt could limit our ability to grow and compete.

Our total indebtedness was approximately $383.8 million as of December 31, 2011. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of the Indenture and the amended Credit Agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets and our existing and future domestic subsidiaries to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If we were to have amounts outstanding under our 2010 Credit Facility agreement, and such amounts outstanding were to be accelerated, our assets might not be sufficient to repay in full the money owed to such lenders.

Our substantial indebtedness could have important consequences to our business, such as:

•	preventing us, under the terms of the Indenture and the amended Credit Agreement, from obtaining additional financing to grow our business and compete effectively;

•

limiting our ability, as a practical matter, to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes; and

•	placing us at a disadvantage compared to those of our competitors who have less debt.

The Indenture, the amended Credit Agreement, or both, contain various covenants that limit management’s discretion in the operation of our business and could limit our ability to grow and compete.

Subject to certain limited exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit our ability to:

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

In addition, the amended Credit Agreement contains various provisions that limit our ability to:

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

In addition, if our total leverage ratio exceeds 6.50 to 1.00 as of the end of the most recently completed fiscal quarter, the maximum principal outstanding amount of all loans under our 2010 Credit Facility cannot exceed $25.0 million. In the event that the maximum principal outstanding amount exceeds $25.0 million in that case, we must immediately prepay outstanding revolving loans in an amount sufficient to eliminate such excess. Under the amended Credit Agreement, our total leverage ratio may not exceed 7.00 to 1 in future periods.

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

We reported a net loss of $8.2 million and had positive cash flow from operations of $17.6 million for the year ended December 31, 2011. We reported a net loss of $18.1 million and had positive cash flow from operations of $37.1 million for the year ended December 31, 2010. Additionally, as of December 31, 2011, we had an accumulated deficit of $939.0 million. If we were to continue to experience net losses and declining net revenue, there could be an adverse effect on our liquidity and capital resources. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to refinance our existing debt, sell assets, curtail certain operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. Any default under the Notes or our 2010 Credit Facility, inability to renegotiate such agreements if required, obtain additional financing if needed, or obtain waivers for any failure to comply with financial covenants and ratios would have a material adverse effect on our overall business and financial condition.

Our ability to generate the significant amount of cash needed to pay interest and principal on the Notes and service our other indebtedness and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. In addition, we may not be able to pay amounts due on our indebtedness.

As of December 31, 2011, we had outstanding total indebtedness of approximately $383.8 million. Our ability to make payments on and refinance our indebtedness, including the Notes and amounts borrowed under our 2010 Credit Facility and other financial obligations, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which is subject to many factors, including prevailing economic conditions and financial, business and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our 2010 Credit Facility or otherwise, in amounts sufficient to enable us to service our indebtedness, including the Notes and borrowings under our 2010 Credit Facility, or to fund our other liquidity needs. If events or circumstances occur such that we are not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to refinance our existing indebtedness, sell assets, curtail certain operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. In addition, the current uncertain economic environment has had and may continue to have an impact on our liquidity and capital resources. Because of these and other factors beyond our control, we may be unable to pay the principal, premium (if any), interest or other amounts on our indebtedness.

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

•

our ability to pursue permitted acquisitions or divestitures of television or radio assets may be limited, both as a result of these factors and, with respect to acquisitions, limitations contained in the Indenture and the amended Credit Agreement;

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

Some of the markets in which our advertisers participate, such as the services, telecommunications, automotive, fast food and restaurant, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. Recent declines in consumer and business confidence and spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and can affect the profitability of our business. Our business is exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners. These conditions have resulted in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of customer advertising orders, cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. The reoccurrence of any of these conditions may adversely affect our cash flow, profitability and financial condition. During 2008 and 2009, as a result of the global financial crisis and recession, lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers reducing the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Although the markets have generally stabilized since the depths of the recession, the economic recovery has been weak. Future disruption of the credit markets and/or sluggish economic growth in future periods could adversely affect our customers’ access to credit which supports the continuation and expansion of their businesses and could result in advertising or broadcast cancellations or suspensions, payment delays or defaults by our customers.

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

Adverse or uncertain general economic conditions may cause potential customers to defer or forgo the purchase of advertising time. Moreover, insolvencies associated with the current or future economic downturns could adversely affect our business through the loss of carriers and clients or by hampering our ability to sell advertising or generate retransmission consent revenue. Further, reduced levels of staffing due to further layoffs could also have a negative impact on our business by spreading our personnel resources too thinly and not being able to cover all of our customer markets as effectively as in previous periods.

If our earnings were to decrease in future periods, it is possible that we would fail to comply with the terms of the Notes or our 2010 Credit Facility, which would have a significant adverse effect on us.

Current uncertain economic conditions may affect our financial performance or our ability to forecast our business with accuracy.

Our operations and performance depend significantly on U.S. and, to a lesser extent, international economic conditions and their impact on purchases of advertising by our customers. As a result of the global financial crisis, which was experienced on a broad and extensive scope and scale, and the recession in the United States, general economic conditions deteriorated significantly throughout 2008 and most of 2009, and the economic recovery since that time has been weak. Economic conditions may remain uncertain for the foreseeable future. In 2010, we experienced increased customer demand for advertising commitments in both our television and radio segments. However, excluding advertising solely attributable to the World Cup and political activity, we believe that demand was relatively flat for advertising during 2010. Additionally, in 2011, we did not benefit from the occurrence of any of these periodic events. We further believe that this uncertainty may continue in future periods, as our customers alter their purchasing activities in response to the new economic reality, and, among other things, our customers may change or scale back future purchases of advertising. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results. It is currently unclear as to what overall effect the current economic conditions and uncertainties will continue to have on the marketplace and our future business. If we are unable to adequately respond to or forecast further changes in demand for advertising if current economic conditions persist or deteriorate, our results of operations, financial condition and business prospects may be materially and adversely affected.

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

Our advertising revenue can vary substantially from period to period based on many factors beyond our control, including but not limited to those discussed above. This volatility affects our operating results and may reduce our ability to repay indebtedness or reduce the market value of our securities.

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

Goodwill and intangible assets totaled $282 million and $283 million at December 31, 2011 and 2010, respectively, primarily attributable to acquisitions in prior years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value. At least annually, we test our goodwill and indefinite lived intangible assets for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors.

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

As of December 31, 2011, Walter F. Ulloa, Philip C. Wilkinson and Paul A. Zevnik together held approximately 81% of the combined voting power of our outstanding shares of common stock. Each of Messrs. Ulloa, Wilkinson and Zevnik is a member of our board of directors, and Messrs. Ulloa and Wilkinson also serve as executive officers of our company. In addition to their shares of our Class A common stock, collectively they own all of the issued and outstanding shares of our Class B common stock, which have ten votes per share on any matter subject to a vote of the stockholders. Accordingly, Messrs. Ulloa, Wilkinson and Zevnik have the ability to elect each of the members of our board of directors. Messrs. Ulloa, Wilkinson and Zevnik have agreed contractually to vote their shares to elect themselves as directors of our company. Messrs. Ulloa, Wilkinson and Zevnik, acting in concert, also have the ability to control the outcome of most matters requiring stockholder approval. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of the company.

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

In addition, the amended Credit Agreement contains limitations on our ability to enter into a change of control transaction. Under the amended Credit Agreement, the occurrence of a change of control would constitute an event of default permitting acceleration of our outstanding indebtedness.

If we do not successfully respond to rapid changes in technology and evolving industry trends, we may not be able to compete effectively.

Technology in the broadcast, entertainment and Internet industries is changing rapidly. Advances in technologies or alternative methods of content delivery, as well as certain changes in consumer or advertiser behavior driven by changes in these or other technologies and methods of delivery, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, DVD players and other personal video and audio systems (e.g., iPods and iPads), wireless devices, text messaging and downloading from the Internet. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis, and technologies which enable users to fast-forward or skip advertisements, such as DVRs (e.g., TiVo) and portable digital devices, may cause changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of portable digital devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations. Additionally, cable providers and direct-to-home satellite operators are developing new video compression technologies that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating such channels and potentially leading to increased competition for viewers in some of our markets. Our ability to adapt to changes in technology on a timely and effective basis and exploit new sources of revenue from these changes may affect our business prospects and results of operations.

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

A significant portion of our television stations are licensed by the FCC for low-power service only. Our low-power television stations operate with less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations are treated as a secondary service. If any or all of our low-power stations are found to cause interference to full-power stations or sufficient channels become unavailable to accommodate incumbent broadcast television stations, owing to the relocation of full-power stations to fewer channels, we could be required to eliminate the interference or terminate service. In a few urban markets where we operate, including Washington, D.C. and San Diego, there are a limited number of alternative channels to which our low-power television stations can migrate. If we are unable to move the signals of our low-power television stations to replacement channels to the extent legally required, or such channels do not permit us to maintain the same level of service, we may be unable to maintain the viewership these stations currently have, which could harm our ratings and advertising revenue or, in the worst case, cause us to discontinue operations at these low-power television stations.

Because our full-power television stations rely on retransmission consent rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operations.

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

Retransmission consent revenue may not continue to grow at recent rates and are subject to reverse network compensation.

While we expect the amount of revenues generated from our retransmission consent agreements to continue to grow over the next fiscal year and beyond, the rate of growth of such revenue may not continue at recent and current rates and may be detrimentally affected by network program suppliers seeking reverse network compensation.

Carriage of our signals on DBS services is subject to DBS companies providing local broadcast signals in the television markets we serve and our decision as to the terms upon which our signals will be carried.

SHVIA allowed DBS television companies, which are currently DirecTV and EchoStar/Dish Network, for the first time to transmit local broadcast television station signals back to their subscribers in local markets. In exchange for this privilege, however, SHVIA required that in television markets in which a DBS company elects to pick up and retransmit any local broadcast station signals, the DBS provider must also offer to its subscribers signals from all other qualified local broadcast television stations in that market. Our broadcast television stations in markets for which DBS operators have elected to carry local stations have previously obtained carriage under this “carry one/carry all” rule.

SHVIA expired in 2004 and Congress adopted SHVERA, which expired in 2009, but was extended in May 2010 by STELA. STELA provided a further five-year extension of the “carry one/carry all” rule earlier adopted in SHVIA and SHVERA. To the extent we have decided to secure our carriage on DBS through retransmission consent agreements, the “carry one/carry all” rule no longer is relevant to us.

Changes in the FCC’s ownership rules could lead to increased market power for our competitors.

On June 2, 2003, the FCC revised its national ownership policy, modified television and cross-ownership restrictions, and changed its methodology for defining radio markets. Ultimately, the only rules that were adopted were those dealing with the determination of the number of local radio stations in local radio markets and loosening the limitations on newspaper-broadcast cross-ownership. Congress has also indicated its concern over the FCC’s new rules and legislation has been considered to restrict the changes. The FCC has now commenced a further review of its ownership policies for the broadcast medium. To date, however, only a reduction in the nationwide television cap, to 39% of the viewing public, has been the subject of federal legislation. Accordingly, the impact of changes in the FCC’s restrictions on how many stations a party may own, operate and/or control and on our future acquisitions and competition from other companies is limited, but, in connection with local radio ownership and newspaper-broadcast cross-ownership, could result in our competitors’ (including newspaper owners’) ability to increase their presence in the markets in which we operate and may prevent us from adding stations in markets where we could achieve operating efficiencies or grow our business.

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

With the advent of mobile wireless communications and its use not only for voice but for broadband distribution, the need for spectrum has grown. The FCC is engaged in efforts related to the implementation of a national broadcast plan it has developed. The plan calls for an increase in the amount of spectrum available for use by wireless broadband services. Available sources of such spectrum are limited and the spectrum allotted for television broadcasting as a source for such spectrum repurposing has been identified as containing spectrum that the FCC believes should be recovered in part and made available for wireless broadband use. The FCC has indicated that any such repurposing as it applies to full-service and Class A television stations would be voluntary and subject to the legislation recently enacted and that television broadcasters would not be required to return their spectrum. However, despite the passage of such legislation, it cannot be certain how the FCC’s efforts to secure additional spectrum for mobile wireless communications will affect television broadcasting, as it remains dependent on the applications of such legislation, the rules to be adopted by the FCC, and the actions of broadcasters in dealing with the new spectrum environment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Santa Monica, California. We lease approximately 16,000 square feet of space in the building housing our corporate headquarters under a lease expiring in 2021. We also lease approximately 45,000 square feet of space in the building housing our radio network headquarters in Los Angeles, California, under a lease expiring in 2016.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ending December 31, 2010
First Quarter	$3.55	$2.36
Second Quarter	$3.49	$1.92
Third Quarter	$2.40	$1.51
Fourth Quarter	$2.62	$1.92
Year Ending December 31, 2011
First Quarter	$2.75	$2.01
Second Quarter	$2.78	$1.79
Third Quarter	$2.10	$0.95
Fourth Quarter	$1.91	$0.75

As of March 1, 2012, there were approximately 202 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by Research Data Group, Inc., depicts our quarterly performance for the period from December 31, 2006 through December 31, 2011, as measured by total stockholder return on our Class A common stock compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Entravision Communications Corporation, the S&P 500 Index

and the S&P Broadcasting Index

*	Assumes $100 invested on December 31, 2006 in stock or index, including reinvestment of dividends.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Entravision Communications Corporation	100.00	95.26	18.98	41.36	31.27	19.64
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
S&P Broadcasting	100.00	77.24	43.09	76.18	98.63	114.38

Source : SNL Financial LC, Charlottesville, VA © 2012

Dividend Policy

We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.06 per share on December 30, 2011. Our future dividend policy will depend on factors considered relevant in the discretion of the Board of Directors, which may include, among other things, our earnings, capital requirements and financial condition. In addition, the amended Credit Agreement and the Indenture place certain restrictions on our ability to pay dividends on any class of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	9,114,478	(2)	$6.68	(3)	8,439,968
Employee Stock Purchase Plan	N/A	(4)	N/A	(4)	3,997,062
Equity compensation plans not approved by security holders	—		—		—

Total	9,114,478		$6.68		12,437,030

(1)	Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.
(2)	Includes an aggregate of 1,909,753 restricted stock units.
(3)	Weighted average exercise price of outstanding options; excludes restricted stock units.
(4)	Our 2001 Employee Stock Purchase Plan, or ESPP, permits full-time employees to have payroll deductions made to purchase shares of our Class A common stock during specified purchase periods. The purchase price is the lower of 85% of (1) the fair market value per share of our Class A common stock on the last business day before the purchase period begins and (2) the fair market value per share of our Class A common stock on the last business day of the purchase period. Consequently, the price at which shares will be purchased for the purchase period currently in effect is not known. We suspended the ESPP in 2009.

Issuer Purchases of Equity Securities

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through December 31, 2011. We did not repurchase any shares of Class A common stock during 2010 or 2011. Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit our ability to make future repurchases of shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 and with respect to our consolidated balance sheets as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements not included herein. The consolidated statement of operations data for the years ended December 31, 2008 and 2007 has been reclassified to reflect the outdoor operations as discontinued operations.

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

(In thousands, except share and per share data)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Statements of Operations Data:
Net revenue	$194,396	$200,476	$189,231	$232,335	$250,046

Direct operating expenses	88,590	84,802	83,902	100,801	99,608
Selling, general and administrative expenses	36,511	38,046	38,278	43,709	44,267
Corporate expenses	15,669	18,416	14,918	17,117	17,353
Depreciation and amortization	18,653	19,229	21,033	23,412	22,565
Impairment charge	—	36,109	50,648	610,456	—

	159,423	196,602	208,779	795,495	183,793

Operating income (loss)	34,973	3,874	(19,548)	(563,160)	66,253
Interest expense	(37,650)	(24,429)	(27,948)	(43,093)	(49,405)
Interest income	3	260	459	1,894	4,809
Other income (loss)	687	—	—	—	—
Gain (loss) on debt extinguishment	(423)	(987)	(4,716)	9,813	—

Income (loss) before income taxes	(2,410)	(21,282)	(51,753)	(594,546)	21,657
Income tax (expense) benefit	(5,790)	3,376	1,917	70,086	18,047

Income (loss) before equity in net income (loss) of nonconsolidated affiliate and discontinued operations	(8,200)	(17,906)	(49,836)	(524,460)	39,704
Equity in net income (loss) of nonconsolidated affiliate	—	(180)	(236)	(166)	336

Income (loss) from continuing operations	(8,200)	(18,086)	(50,072)	(524,626)	40,040
Income (loss) from discontinued operations	—	—	—	(3,930)	(83,157)

Net income (loss) applicable to common stockholders	$(8,200)	$(18,086)	$(50,072)	$(528,556)	$(43,117)

Net income (loss) per share applicable to common stockholders, basic and diluted	$(0.10)	$(0.21)	$(0.60)	$(5.84)	$(0.42)

Cash dividends per share, basic and diluted	$0.06	$—	$—	$—	$—

Weighted average common shares outstanding, basic	85,051,066	84,488,930	83,972,709	90,560,685	102,382,307

Weighted average common shares outstanding, diluted	85,051,066	84,488,930	83,972,709	90,560,685	103,020,657

	Years Ended December 31,
	2011	2010	2009	2008	2007
Other Data:
Capital expenditures	$8,218	$7,177	$6,961	$16,860	$14,284
Balance Sheet Data:
Cash and cash equivalents	$58,719	$72,390	$27,666	$64,294	$86,945
Total assets	467,321	490,810	487,927	592,983	1,366,148
Long-term debt, including current portion	379,662	396,119	363,949	406,523	484,078
Total stockholders’ equity	$(561)	$10,357	$25,235	$72,094	$657,810

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2011, 2010 and 2009 and consolidated financial condition as of December 31, 2011 and 2010 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

OVERVIEW

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the year ended December 31, 2011 was $194.4 million. Of that amount, revenue generated by our television segment accounted for 68% and revenue generated by our radio segment accounted for 32%.

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

We generate revenue primarily from sales of national and local advertising time on television and radio stations, and from retransmission consent agreements. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and every four years resulting from advertising aired during the World Cup (2010 and 2014).

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

The comparability of our results between 2011 and 2010 is affected by acquisitions in those periods. In those years, we primarily acquired new media properties in markets where we already owned existing media properties. While new media properties contribute to the financial results of their markets, we do not attempt to measure their effect as they typically are integrated into existing operations.

Highlights

During 2011, we faced challenging comparisons to 2010, when we benefited from World Cup and political advertising revenue and revenue from a large Los Angeles promotional event, whereas revenue from these and other similar periodically occurring revenue sources either did not occur or were not material in 2011. Net revenue decreased to $194.4 million, a decrease of $6.1 million, or 3%, from $200.5 million in 2010. Nevertheless, our audience shares remain strong in the nation’s most densely populated Hispanic markets.

Net revenue for our television segment decreased to $131.5 million in 2011, from $132.6 million in 2010. This decrease of $1.1 million, or 1%, in net revenue, was primarily due to a decrease in national advertising, the non-occurrence of advertising revenue from the World Cup in 2011 compared to 2010 and a decrease in political advertising revenue, which was not material in 2011, partially offset by an increase in retransmission consent revenue. We generated a total of $17.1 million of retransmission consent revenue in 2011. We anticipate that retransmission consent revenue for the full year 2012 will be greater than it was for the full year 2011 and will continue to be a growing source of net revenue in future periods.

Net revenue for our radio segment decreased to $62.9 million in 2011, from $67.9 in 2010. This decrease of $5.0 million, or 7%, was primarily due to the non-occurrence of advertising revenue from the World Cup in 2011 compared to 2010 and a decrease in political advertising revenue, which was not material in 2011.

Acquisitions and Dispositions

On January 3, 2011, we completed the acquisition of LER, a representation firm that sells national spots and digital advertising to advertising agencies on our behalf and other clients. We previously owned 50% of LER, which was accounted for under the equity method. We decided to acquire the 50% of LER that we did not own in order to integrate LER’s sales force with our radio operations. We paid $1.1 million for the remaining 50% of LER. As a result of our obtaining control of LER, our previously-held 50% interest was remeasured to its fair value of $1.1 million. The resulting gain of $0.7 million is included in the line item ‘Other income (loss)’ on the consolidated statement of operations.

We evaluated the transferred set of activities, assets, inputs and processes applied to these inputs in this acquisition and determined that the acquisition did constitute a business. Currently, we are subject to certain limitations on acquisitions under the terms of the Indenture and the amended Credit Agreement. Please see “Liquidity and Capital Resources” below.

In a strategic effort to focus our resources on strengthening existing clusters and expanding into new U.S. Hispanic markets, we periodically review our portfolio of media properties and, from time to time, seek to divest assets in markets where we do not see the opportunity to grow to scale and build out media clusters, subject to limitations contained in our amended Credit Agreement. Please see “Liquidity and Capital Resources” below.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and TeleFutura-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and TeleFutura-affiliate television stations.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned TeleFutura and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and TeleFutura-affiliated television station signals for a term of six years. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2011 and 2010, retransmission consent revenue accounted for approximately $17.1 million and $13.7 million, respectively.

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

RESULTS OF OPERATIONS

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, loss (gain) on sale of assets and impairment charge. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Years Ended December 31,			% Change 2011 to 2010	% Change 2010 to 2009
	2011	2010	2009
Net Revenue
Television	$131,490	$132,561	$124,437	(1)%	7%
Radio	62,906	67,915	64,794	(7)%	5%

Consolidated	194,396	200,476	189,231	(3)%	6%

Direct operating expenses
Television	53,789	52,882	52,424	2%	1%
Radio	34,801	31,920	31,478	9%	1%

Consolidated	88,590	84,802	83,902	4%	1%

Selling, general and administrative expenses
Television	19,606	20,249	20,279	(3)%	(0)%
Radio	16,905	17,797	17,999	(5)%	(1)%

Consolidated	36,511	38,046	38,278	(4)%	(1)%

Depreciation and amortization
Television	15,189	15,489	15,680	(2)%	(1)%
Radio	3,464	3,740	5,353	(7)%	(30)%

Consolidated	18,653	19,229	21,033	(3)%	(9)%

Segment operating profit
Television	42,906	43,941	36,054	(2)%	22%
Radio	7,736	14,458	9,964	(46)%	45%

Consolidated	50,642	58,399	46,018	(13)%	27%
Corporate expenses	15,669	18,416	14,918	(15)%	23%
Impairment charge	—	36,109	50,648	(100)%	(29)%

Operating income (loss)	$34,973	$3,874	$(19,548)	*	*

Consolidated adjusted EBITDA (1)	$55,475	$63,635	$55,312	(13)%	15%

Capital expenditures
Television	$6,494	$6,196	$5,839
Radio	1,724	981	1,122

Consolidated	$8,218	$7,177	$6,961

Total assets
Television	$342,462	$367,474	$348,191
Radio	124,859	123,336	139,736

Consolidated	$467,321	$490,810	$487,927

*	Percentage not meaningful.
(1)

Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax

(expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our syndicated bank credit facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum total leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum total leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under the amended Credit Agreement, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of December 31): 2011, 6.9 to 1; 2010, 6.3 to 1. Therefore, we were in compliance with this covenant at each of those dates.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Consolidated adjusted EBITDA (1)	$55,475	$63,635	$55,312
Interest expense	(37,650)	(24,429)	(27,948)
Interest income	3	260	459
Gain (loss) on debt extinguishment	(423)	(987)	(4,716)
Income tax (expense) benefit	(5,790)	3,376	1,917
Amortization of syndication contracts	(1,482)	(1,159)	(1,981)
Payments on syndication contracts	1,976	2,724	2,836
Non-cash stock-based compensation included in direct operating expenses	(229)	(454)	(854)
Non-cash stock-based compensation included in selling, general and administrative expenses	(812)	(897)	(1,142)
Non-cash stock-based compensation included in corporate expenses	(1,302)	(1,619)	(2,038)
Depreciation and amortization	(18,653)	(19,229)	(21,033)
Impairment charge	—	(36,109)	(50,648)
Other income (loss)	687	—	—
Reserve for note receivable	—	(3,018)	—
Equity in net income (loss) of nonconsolidated affiliates	—	(180)	(236)

Net income (loss)	(8,200)	(18,086)	(50,072)
Depreciation and amortization	18,653	19,229	21,033
Impairment charge	—	36,109	50,648
Deferred income taxes	4,565	(4,342)	(2,351)
Amortization of debt issue costs	2,207	1,140	402
Amortization of syndication contracts	1,482	1,159	1,981
Payments on syndication contracts	(1,976)	(2,724)	(2,836)
Equity in net (income) loss of nonconsolidated affiliate	—	180	236
Non-cash stock-based compensation	2,343	2,970	4,034
Other (income) loss	(687)	—	—
Loss (gain) on debt extinguishment	423	934	945
Reserve for note receivable	—	3,018	—
Change in fair value of interest rate swap agreements	—	(12,188)	(6,979)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	809	(809)	—
(Increase) decrease in accounts receivable	(574)	2,091	570
(Increase) decrease in prepaid expenses and other assets	336	310	(484)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,770)	8,134	1,662

Cash flows from operating activities	$17,611	$37,125	$18,789

(footnotes on preceding page)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated Operations

Net Revenue. Net revenue decreased to $194.4 million for the year ended December 31, 2011 from $200.5 million for the year ended December 31, 2010, a decrease of $6.1 million. Of the overall decrease, $5.0 million came from our radio segment and was primarily attributable to the non-occurrence of advertising revenue from the World Cup in 2011 compared to 2010 and a decrease in political advertising revenue, which was not material in 2011. Additionally, $1.1 million of the overall decrease came from our television segment and was primarily attributable to a decrease in national advertising, the non-occurrence of advertising revenue from the World Cup in 2011 compared to 2010 and a decrease in political advertising revenue, which was not material in 2011, partially offset by an increase in retransmission consent revenue.

We currently anticipate that net revenue will increase for the full year 2012, primarily due to increased political advertising revenue and increased retransmission consent revenue. However, we believe that we will continue to face a challenging advertising environment in 2012 as our advertising customers continue to make difficult choices in the current uncertain economic environment.

Direct Operating Expenses. Direct operating expenses increased to $88.6 million for the year ended December 31, 2011 from $84.8 million for the year ended December 31, 2010, an increase of $3.8 million. Of the overall increase, $2.9 million came from our radio segment and was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011 and expenses associated with LER. Additionally, $0.9 million of the overall increase came from our television segment and was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011, partially offset by a decrease in expenses associated with the decrease in net revenue. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009. As a percentage of net revenue, direct operating expenses increased to 46% for the year ended December 31, 2011 from 42% for the year ended December 31, 2010. Direct operating expenses as a percentage of net revenue increased because direct operating expenses increased while net revenue decreased.

We believe that direct operating expenses will increase during 2012 primarily as a result of employee salary increases during the first quarter of 2012 and expenses associated with the anticipated increase in net revenue. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $36.5 million for the year ended December 31, 2011 from $38.0 million for the year ended December 31, 2010, a decrease of $1.5 million. Of the overall decrease, $0.9 million came from our radio segment and was primarily attributable to a decrease in bad debt expense, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. Additionally, $0.6 million of the overall decrease came from our television segment and was primarily attributable to a decrease in bad debt expense, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009. As a percentage of net revenue, selling, general and administrative expenses remained constant at 19% for each of the years ended December 31, 2011 and 2010.

We believe that selling, general and administrative expenses will increase during 2012 primarily as a result of employee salary increases during the first quarter of 2012 and expenses associated with the anticipated increase in net revenue. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Corporate Expenses. Corporate expenses decreased to $15.7 million for the year ended December 31, 2011 from $18.4 million for the year ended December 31, 2010, a decrease of $2.7 million. The decrease was primarily attributable to higher expenses in 2010 due to the creation of a reserve for a $3.0 million note receivable and accrued interest relating to the sale of our publishing segment in 2003, partially offset by the increase in interactive expenses and partial restoration of employee salaries in 2011. As a percentage of net revenue, corporate expenses decreased to 8% for the year ended December 31, 2011 from 9% for the year ended December 31, 2010. Corporate expenses as a percentage of net revenue decreased because the decrease in corporate expenses outpaced the decrease in net revenue.

We believe that corporate expenses will increase during 2012 primarily as a result of employee salary increases during the first quarter of 2012. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Depreciation and Amortization. Depreciation and amortization decreased to $18.7 million for the year ended December 31, 2011 from $19.2 million for the year ended December 31, 2010, a decrease of $0.5 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Impairment Charge. Continuing operations includes an impairment charge of $36.1 million for the year ended December 31, 2010, which was a result of a $9.9 million impairment of goodwill in our radio segment, a $2.6 million impairment of our radio FCC licenses and a $23.6 million impairment of our television FCC licenses.

Operating Income. As a result of the above factors, operating income was $35.0 million for the year ended December 31, 2011, compared to $3.9 million for the year ended December 31, 2010, after giving effect to the impairment charge in 2010.

Interest Expense. Interest expense increased to $37.7 million for the year ended December 31, 2011 from $24.4 million for the year ended December 31, 2010, an increase of $13.3 million. The increase in interest expense was primarily attributable to the change in the fair value of our interest rate swap agreements during the year ended December 31, 2010. Those interest rate swap agreements were terminated in July 2010.

Other Income. We recorded other income of $0.7 million related to the remeasurement of our previously-held 50% interest in LER to fair value in connection with our acquisition of the remaining 50% interest of LER during the year ended December 31, 2011.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $0.4 million related to unamortized finance costs and bond discount associated with the repurchase of Notes during the year ended December 31, 2011. We recorded a loss on debt extinguishment of $1.0 million related to unamortized finance costs under our previous amended syndicated bank credit facility agreement for the year ended December 31, 2010.

Income Tax Expense. Income tax expense for the year ended December 31, 2011 was $5.8 million. The effective income tax rate was higher than our expected statutory rate of approximately 38% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets. Income tax benefit for the year ended December 31, 2010 was $3.4 million. The effective income tax rate was lower than our expected statutory rate of approximately 38% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangibles.

As of December 31, 2011, we believe that our deferred tax assets will not be fully realized in the future and we are providing a full valuation allowance against those deferred tax assets. In determining our deferred tax assets subject to a valuation allowance, we excluded the deferred tax liabilities attributable to indefinite-lived intangibles.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $131.5 million for the year ended December 31, 2011 from $132.6 million for the year ended December 31, 2010, a decrease of $1.1 million. The decrease was primarily attributable to a decrease in national advertising, the non-occurrence of advertising revenue from the World Cup in 2011 compared to 2010 and a decrease in political advertising revenue, which was not material in 2011, partially offset by an increase in retransmission consent revenue. We generated a total of $17.1 million and $13.7 million in retransmission consent revenue for the years ended December 31, 2011 and 2010, respectively. We anticipate that retransmission consent revenue for the full year 2012 will be greater than it was for the full year 2011 and will continue to be a growing source of net revenues in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $53.8 million for the year ended December 31, 2011 from $52.9 million for the year ended December 31, 2010, an increase of $0.9 million. The increase was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011, partially offset by a decrease in expenses associated with the decrease in net revenue. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $19.6 million for the year ended December 31, 2011 from $20.2 million for the year ended December 31, 2010, a decrease of $0.6 million. The decrease was primarily attributable to a decrease in bad debt expense, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Radio

Net Revenue. Net revenue in our radio segment decreased to $62.9 million for the year ended December 31, 2011 from $67.9 million for the year ended December 31, 2010, a decrease of $5.0 million. The decrease was primarily attributable to the non-occurrence of advertising revenue from the World Cup in 2011 compared to 2010 and a decrease in political advertising revenue, which was not material in 2011.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $34.8 million for the year ended December 31, 2011 from $31.9 million for the year ended December 31, 2010, an increase of $2.9 million. The increase was primarily attributable to an increase in salary expense as a result of the partial restoration of employee salaries in 2011 and expenses associated with LER. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $16.9 million for the year ended December 31, 2011 from $17.8 million for the year ended December 31, 2010, a decrease of $0.9 million. The decrease was primarily attributable to a decrease in bad debt expense, partially offset by an increase in salary expense as a result of the partial restoration of employee salaries in 2011. We had implemented salary reductions as a cost-savings strategy during the first quarter of 2009.

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

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. Although we had net losses of approximately $8.2 million, $18.1 million and $50.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, we had positive cash flow from operations of $17.6 million, $37.1 million and $18.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2010 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

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

During the fourth quarter of 2011, we purchased Notes on the open market with a principal amount of $16.2 million. We recorded a loss on debt extinguishment of $0.4 million primarily due to the write off of unamortized finance costs and unamortized bond discount.

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

2010 Credit Facility

On July 27, 2010, we also entered into a new $50 million revolving credit facility (our “2010 Credit Facility”) and terminated the amended syndicated bank credit facility agreement. Our 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. As of December 31, 2011, we had approximately $0.7 million in outstanding letters of credit. In addition, we may increase the aggregate principal amount of our 2010 Credit Facility by up to an additional $50 million, subject to our satisfying certain conditions.

Borrowings under our 2010 Credit Facility bear interest at either: (i) the Base Rate (as defined in the agreement governing our 2010 Credit Facility (the “Credit Agreement” and as amended, the “amended Credit Agreement”) plus a margin of 3.375% per annum; or (ii) LIBOR plus a margin of 4.375% per annum. We have not drawn on our 2010 Credit Facility.

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

The amended Credit Agreement also requires compliance with certain financial covenants, relating to total leverage ratio, fixed charge coverage ratio, cash interest coverage ratio and revolving credit facility leverage ratio.

Upon an event of default, as defined in the amended Credit Agreement, the lenders may, among other things, suspend or terminate their obligation to make further loans to us and/or declare all amounts then outstanding under our 2010 Credit Facility to be immediately due and payable. The amended Credit Agreement also contains additional provisions that are customary for an agreement of this type, including indemnification by us and the Credit Guarantors.

In connection with our entering into the Indenture and the amended Credit Agreement, we and the Guarantors also entered into the following agreements:

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

Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit our ability, among other things, to:

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

In addition, the amended Credit Agreement contains various provisions that limit our ability to:

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

In February 2012, we entered into an amendment to our Credit Agreement. Pursuant to this amendment, among other things, our total leverage ratio may not exceed 7.00 to 1 in future periods. In addition, on or after March 31, 2012, the financial covenants shall not be applicable unless any loans are outstanding on the relevant date. The amendment also contains other provisions that are customary for an agreement of this type.

Debt and Equity Financing

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through December 31, 2011. We did not repurchase any shares of Class A common stock during 2010 or 2011. Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit our ability to make future repurchases of shares of our common stock.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $55.5 million for the year ended December 31, 2011 from $63.6 million for the year ended December 31, 2010, a decrease of $8.1 million, or 13%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 29% for the year ended December 31, 2011 from 32% for the year ended December 31, 2010.

Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our 2010 Credit Facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum total leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum total leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under our 2010 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of December 31): 2011, 6.9 to 1; 2010, 6.3 to 1. Therefore, we were in compliance with this covenant at each of those dates.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 48.

Cash Flow

Net cash flow provided by operating activities was $17.6 million for the year ended December 31, 2011 compared to net cash flow provided by operating activities of $37.1 million for the year ended December 31, 2010. We had net loss of $8.2 million for the year ended December 31, 2011. Our net loss for the year ended December 31, 2011 was primarily the result of non-cash expenses, including depreciation and amortization expense of $18.7 million. We had a net loss of $18.1 million for the year ended December 31, 2010, which was primarily a result of non-cash expenses, including an impairment charge of $36.1 million and depreciation and amortization expense of $19.2 million. We expect to continue to have positive cash flow from operating activities for the 2012 year.

Net cash flow used in investing activities was $9.1 million for the year ended December 31, 2011, compared to net cash flow used in investing activities of $8.7 million for the year ended December 31, 2010. During the year ended December 31, 2011, we spent $7.8 million on net capital expenditures, $0.7 million related to the purchase of an FCC license and $0.6 million related to the acquisition of LER. During the year ended December 31, 2010, we spent $7.4 million on net capital expenditures and $1.3 on intangible assets. We anticipate that our capital expenditures will be approximately $9 million during the full year 2012. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $22.2 million for the year ended December 31, 2011, compared to net cash flow provided by financing activities of $16.2 million for the year ended December 31, 2010. During the year ended December 31, 2011, we made debt payments of $17.1 million and a dividend payment of $5.1 million. During the year ended December 31, 2010, we received $387.9 million of proceeds from the sale of the Notes (net of bond discount of $5.1 million and fees of $7.0 million), paid $367.0 million to repay all indebtedness outstanding under our previous syndicated bank credit facility and related interest rate swap agreements and paid an additional $4.9 million in expenses related to the Notes.

In order to increase our high definition programming in the future, we intend to continue construction at our production control facilities in 2012. We currently expect that the total cost of this high definition upgrade at our local studio and control facilities will be approximately $1 million. We intend to finance the high definition upgrade by using cash on hand and net cash flow from operations.

Commitments and Contractual Obligations

We have agreements with certain media research and ratings providers, expiring at various dates through December 2015, to provide television and radio audience measurement services. We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through November 2050.

Our material contractual obligations at December 31, 2011 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes and related interest (1)	$570,736	$33,582	$67,164	$67,164	$402,826
Media research and ratings providers (2)	25,601	6,159	12,751	6,691	—
Operating leases and other material non-cancelable contractual obligations (2) (3)	53,898	8,771	14,336	11,006	19,785

Total contractual obligations	$650,235	$48,512	$94,251	$84,861	$422,611

(1)	These amounts represent estimated future cash interest payments related to our Notes. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.
(2)	Does not include month-to-month leases.
(3)	Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.9 million of liabilities related to uncertain tax positions have been excluded from the table above.

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

We elected early adoption of Accounting Standards Update (“ASU”) No. 2011-8, “Testing Goodwill for Impairment” (“ASU 2011-8”), for the year ended December 31, 2011. Under this guidance, we would not be required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We performed a qualitative assessment of the television reporting unit in accordance with ASU 2011-8 and determined that it was more likely than not that its fair value was greater than its carrying amount. We did not reach a definitive conclusion on the radio reporting unit under ASU 2011-8 so we performed the first step of goodwill impairment testing and compared the fair value of the radio reporting unit to its carrying amount.

As of December 31, 2011, we had $35.9 million of goodwill in our television reporting unit. We performed a qualitative assessment of the television reporting unit and determined that it was more likely than not that its fair value was greater than its carrying amount so we were not required to calculate the fair value of the television reporting unit. In the prior year, the fair value of our television reporting unit was greater than the carrying value by 78%. Therefore, we do not believe that we are at risk of failing step one of the goodwill impairment test in our television reporting unit for at least the foreseeable future. If it is more likely than not that its fair value is less than its carrying amount in future periods, we would, at that time, have to proceed to the two-step process of goodwill impairment testing.

As of December 31, 2011, we had $0.7 million of goodwill in our radio reporting unit. The fair value of our radio reporting unit was greater than the carrying value by 42%. If the fair value of our radio reporting unit is less than the carrying value in future periods, we would, at that time, have to proceed to the second step of the goodwill impairment testing process.

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

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions we make about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The fair values of our television FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 5% to over 500%. The fair values of our radio FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 4% to 300%.

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

We terminated the interest rate swap agreements effective July 27, 2010, so there is no balance as of December 31, 2011 and 2010.

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

Television

In calculating the estimated fair value of our television FCC licenses, we used models that rely on various assumptions, such as future cash flows, discount rates and multiples. The estimates of future cash flows assume that the television segment revenues will increase significantly faster than the increase in the television expenses, and therefore the television assets will also increase in value. If any of the estimates of future cash flows, discount rates, multiples or assumptions were to change in any future valuation, it could affect our impairment analysis and cause us to record an additional expense for impairment.

We conducted a review of our television indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we did not record impairment in 2011 as the fair values of our television FCC licenses for each of our market clusters was greater than their respective carrying values. The fair values exceeded the carrying values in amounts ranging from 5% to over 500%. We recognized impairment charges of $24 million relating to television FCC licenses in 2010.

We conducted our annual review of our television reporting unit in accordance with ASU 2011-8 and determined that it is more likely than not that its fair value is greater than its carrying amount. During our qualitative assessment, we considered adverse events or circumstances which could affect the fair value of our television reporting unit. We considered macroeconomic conditions, the broadcasting industry, the Spanish-language advertising industry, cost factors, our financial performance, our share price and other relevant events in our analysis. We also took into consideration that the fair value of our television reporting unit was greater than the carrying value by 78% in the prior year impairment testing. Based on our analysis, we determined that it is more likely than not that our television reporting unit fair value exceeded its carrying value so no impairment of goodwill was recorded.

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

We conducted a review of our radio indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we did not record impairment in 2011 as the fair values of our radio FCC licenses for each of our market clusters was greater than their respective carrying values. The fair values exceeded the carrying values in amounts ranging from 4% to 300%. We recognized impairment charges of $3 million relating to radio FCC licenses in 2010.

We conducted our annual review of our radio reporting unit and determined that the carrying value of our radio reporting unit exceeded the fair value. The fair value of the radio reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The market-based approach used comparable company earnings multiples. Based on the assumptions and estimates described above, we did not record impairment in 2011. The fair value of our radio reporting unit was greater than the carrying value by 42%. Our radio reporting unit carrying value exceeded its fair value in 2010 and we recognized a goodwill impairment charge of $10 million in 2010.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2011. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

See pages F-1 through F-59.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Our independent registered public accounting firm, McGladrey & Pullen, LLP, which has audited and reported on our financial statements, issued an attestation report regarding our internal controls over financial reporting as of December 31, 2011. McGladrey & Pullen, LLP’s report is included in this annual report below.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Entravision Communications Corporation

We have audited Entravision Communications Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Entravision Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Entravision Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entravision Communications Corporation and subsidiaries and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows, and our report dated March 9, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Los Angeles, California

March 9, 2012

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and matters pertaining to our corporate governance policies and procedures are set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Directors” and “Corporate Governance” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders scheduled to be held on May 31, 2012, or the 2012 Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of our executive officers and directors is set forth in “Proposal 1—Election of Directors” under the caption “Director Compensation” and under the caption “Summary of Cash and Certain Other Compensation” in the 2012 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and under the caption “Summary of Cash and Certain Other Compensation” in the 2012 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding relationships or transactions between our affiliates and us is set forth under the caption “Certain Relationships and Related Transactions” in the 2012 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to and services performed by our independent accountants is set forth in “Proposal 2—Ratification of Appointment of Independent Auditor” under the caption “Audit and Other Fees” in the 2012 Proxy Statement. Such information is incorporated herein by reference.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

2.1(1)	Asset Purchase Agreement dated as of July 25, 2005 by and among Entravision Holdings, LLC, Entravision Communications Corporation, Univision Radio License Corporation and Univision Communications Inc.

2.2(2)	Stock Purchase Agreement dated as of February 28, 2008 among Entravision Communications Corporation, Z-Spanish Media Corporation, Inc., Vista Media Group, Inc. and Lamar Advertising of Penn, LLC

3.1(3)	Second Amended and Restated Certificate of Incorporation

3.2(4)	Third Amended and Restated Bylaws, as adopted on December 9, 2005

3.3(5)	First Amendment to Third Amended and Restated Bylaws

10.1(6)†	2000 Omnibus Equity Incentive Plan

10.2(7)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(6)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(8)†	Employment Agreement effective as of January 1, 2011 by and between the registrant and Walter F. Ulloa

10.5(8)†	Employment Agreement effective as of January 1, 2011 by and between the registrant and Philip C. Wilkinson

10.6(23)†	Employment Agreement effective as of January 1, 2010 by and between the registrant and Jeffery A. Liberman

Exhibit Number	Exhibit Description

10.7(9)†	Executive Employment Agreement effective as of December 1, 2005 by and between the registrant and John F. DeLorenzo

10.8(10)†	Separation and Transition Agreement effective as of April 11, 2008 by and between the registrant and John F. DeLorenzo

10.9*†	Executive Employment Agreement effective as of May 12, 2011 between the registrant and Christopher T. Young

10.10(11)†	Form of Indemnification Agreement for officers and directors of the registrant

10.11(6)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.12(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.13(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.14(6)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.15(12)	First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.16(9)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.17(24)	Third Amendment to Lease effective as of January 31, 2011 by and between Water Garden Company L.L.C. and the registrant

10.18(13)	Limited Liability Company Agreement of Lotus/Entravision Reps LLC dated as of August 10, 2001

10.19(14)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.20(25)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.21(14)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.22(25)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.23(3)†	2004 Equity Incentive Plan

10.24(15)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.25(16)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.26(7)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.27(17)†	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.28(18)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

Exhibit Number	Exhibit Description

10.29(19)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.30(20)†	Summary of Non-Employee Director Compensation

10.31(21)	Indenture, dated as of July 27, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee

10.32(22)	Purchase Agreement, dated July 22, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Citigroup Global Markets, Inc., as representatives of the initial purchasers

10.33(22)	Registration Rights Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Citigroup Global Markets, Inc., as representatives of the initial purchasers

10.34(22)	Credit Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner

10.35(26)	First Amendment, dated February 24, 2012, to Credit Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner

10.36(22)	Security Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Collateral Trustee

10.37(22)	Collateral Trust and Intercreditor Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, the guarantors from time to time party thereto, Wells Fargo Bank, National Association, as Trustee under the Indenture, the Administrative Agent, the other Priority Debt Representatives from time to time party thereto and General Electric Capital Corporation, as Collateral Trustee

21.1*	Subsidiaries of the registrant

23.1*	Consent of McGladrey & Pullen LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Exhibit Description

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 11, 2009.
(6)	Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.
(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 2, 2011.
(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.
(12)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(13)	Incorporated by reference from our Registration Statement on Form S-3, No. 333-81652, filed with the SEC on January 30, 2002, as amended by Post-Effective Amendment No. 1 thereto, filed with the SEC on February 25, 2002.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(15)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(16)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 4, 2006.
(18)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2007
(19)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 11, 2008.
(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 17, 2006.
(21)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 27, 2010.

(22)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2010.
(23)	Incorporated by reference from our Annual Report on Form 10-K, filed with the SEC on March 31, 2010.
(24)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 25, 2011.
(25)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 5, 2011.
(26)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 24, 2012.

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 9, 2012

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

Signature	Title	Date
/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 9, 2012

/s/ PHILIP C. WILKINSON Philip C. Wilkinson	President, Chief Operating Officer and Director	March 9, 2012

/s/ CHRISTOPHER T. YOUNG Christopher T. Young	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 9, 2012

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 9, 2012

/s/ DARRYL B. THOMPSON Darryl B. Thompson	Director	March 9, 2012

/s/ ESTEBAN E. TORRES Esteban E. Torres	Director	March 9, 2012

/s/ GILBERT R. VASQUEZ Gilbert R. Vasquez	Director	March 9, 2012

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

ENTRAVISION HOLDINGS, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Entravision Communications Corporation

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of Entravision Communications Corporation listed in Item 15(a) for each of the three years ended December 31, 2011. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also audited the condensed financial information pursuant to Rule 3-10 of Regulation S-X for the years ended December 31, 2011, 2010, and 2009 which have been included in Note 16 to the consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Entravision Communications Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of Entravision Communications Corporation’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Los Angeles, California

March 9, 2012

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(In thousands, except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$58,719	$72,390
Restricted cash	—	809
Trade receivables, net of allowance for doubtful accounts of $3,926 and $5,099 (including related parties of $5,608 and $5,315)	44,270	41,552
Prepaid expenses and other current assets (including related parties of $274 and $274)	5,939	6,867

Total current assets	108,928	121,618
Property and equipment, net	65,226	71,777
Intangible assets subject to amortization, net (including related parties of $23,513 and $25,880)	24,598	26,615
Intangible assets not subject to amortization	220,701	220,023
Goodwill	36,647	35,912
Other assets	11,221	14,865

Total assets	$467,321	$490,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (including related parties of $0 and $1,000)	$—	$1,000
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $5,691 and $4,683)	39,750	38,550

Total current liabilities	39,868	39,668
Long-term debt, less current maturities (net of bond discount of $4,134 and $4,881)	379,662	395,119
Other long-term liabilities	8,327	10,294
Deferred income taxes	40,025	35,372

Total liabilities	467,882	480,453

Commitments and contingencies (note 9)
Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2011 53,514,769; 2010 52,978,304	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2011 and 2010 22,188,161	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2011 and 2010 9,352,729	1	1
Additional paid-in capital	938,453	941,171
Accumulated deficit	(939,022)	(930,822)

Total stockholders’ equity (deficit)	(561)	10,357

Total liabilities and stockholders’ equity (deficit)	$467,321	$490,810

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2011, 2010 and 2009

(In thousands, except share and per share data)

	2011	2010	2009
Net revenue	$194,396	$200,476	$189,231

Expenses:
Direct operating expenses (including related parties of $8,373, $10,857, and $8,105) (including non-cash stock-based compensation of $229, $454 and $854)	88,590	84,802	83,902
Selling, general and administrative expenses (including non-cash stock-based compensation of $812, $897, and $1,142)	36,511	38,046	38,278
Corporate expenses (including non-cash stock-based compensation of $1,302, $1,619, and $2,038)	15,669	18,416	14,918
Depreciation and amortization (includes direct operating of $13,258, $13,545, and $15,454; selling, general and administrative of $3,141, $3,557, and $4,328; and corporate of $2,254, $2,127, and $1,251) (including related parties of $3,617, $3,211, and $2,320)	18,653	19,229	21,033
Impairment charge	—	36,109	50,648

	159,423	196,602	208,779

Operating income (loss)	34,973	3,874	(19,548)
Interest expense (including related parties of $30, $83, and $118)	(37,650)	(24,429)	(27,948)
Interest income	3	260	459
Other income (loss)	687	—	—
Gain (loss) on debt extinguishment	(423)	(987)	(4,716)

Income (loss) before income taxes	(2,410)	(21,282)	(51,753)
Income tax (expense) benefit	(5,790)	3,376	1,917

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(8,200)	(17,906)	(49,836)
Equity in net income (loss) of nonconsolidated affiliate	—	(180)	(236)

Net income (loss) applicable to common stockholders	$(8,200)	$(18,086)	$(50,072)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$(0.10)	$(0.21)	$(0.60)

Weighted average common shares outstanding, basic and diluted	85,051,066	84,488,930	83,972,709

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2011, 2010 and 2009

(In thousands, except share data)

	Number of Common Shares				Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total
	Class A	Class B	Class U	Treasury Stock	Class A	Class B	Class U
Balance, December 31, 2008	45,877,400	22,887,433	15,652,729	—	$5	$2	$2	$934,749	$(862,664)	$72,094

Issuance of common stock upon exercise of stock options or awards of restricted stock units	54,200	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	508,202	—	—	—	—	—	—	255	—	255
Stock-based compensation expense, net	—	—	—	—	—	—	—	4,034	—	4,034
Repurchase of Class A common stock	(1,232,680)	—	—	1,232,680	—	—	—	(1,075)	—	(1,075)
Retirement of treasury stock	—	—	—	(1,232,680)	—	—	(1)	—	—	(1)
Class B common stock exchanged for Class A common stock	300,000	(300,000)	—	—	—	—	—	—	—	—
Class U common stock exchanged for Class A common stock	6,300,000	—	(6,300,000)	—	—	—	—	—	—	—
Net income (loss) for the year ended December 31, 2009	—	—	—	—	—	—	—	—	(50,072)	(50,072)

Balance, December 31, 2009	51,807,122	22,587,433	9,352,729	—	$5	$2	$1	$937,963	$(912,736)	$25,235

Issuance of common stock upon exercise of stock options or awards of restricted stock units	771,910	—	—	—	—	—	—	237	—	237
Stock-based compensation expense, net	—	—	—	—	—	—	—	2,971	—	2,971
Class B common stock exchanged for Class A common stock	399,272	(399,272)	—	—	—	—	—	—	—	—
Net income (loss) for the year ended December 31, 2010	—	—	—	—	—	—	—	—	(18,086)	(18,086)

Balance, December 31, 2010	52,978,304	22,188,161	9,352,729	—	$5	$2	$1	$941,171	$(930,822)	$10,357

Issuance of common stock upon exercise of stock options or awards of restricted stock units	536,465	—	—	—	—	—	—	41	—	41
Stock-based compensation expense, net	—	—	—	—	—	—	—	2,343	—	2,343
Dividends paid	—	—	—	—	—	—	—	(5,102)	—	(5,102)
Net income (loss) for the year ended December 31, 2011	—	—	—	—	—	—	—	—	(8,200)	(8,200)

Balance, December 31, 2011	53,514,769	22,188,161	9,352,729	—	$5	$2	$1	$938,453	$(939,022)	$(561)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(8,200)	$(18,086)	$(50,072)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,653	19,229	21,033
Impairment charge	—	36,109	50,648
Deferred income taxes	4,565	(4,342)	(2,351)
Amortization of debt issue costs	2,207	1,140	402
Amortization of syndication contracts	1,482	1,159	1,981
Payments on syndication contracts	(1,976)	(2,724)	(2,836)
Equity in net (income) loss of nonconsolidated affiliate	—	180	236
Non-cash stock-based compensation	2,343	2,970	4,034
Other (income) loss	(687)	—	—
(Gain) loss on debt extinguishment	423	934	945
Reserve for note receivable	—	3,018	—
Change in fair value of interest rate swap agreements	—	(12,188)	(6,979)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	809	(809)	—
(Increase) decrease in accounts receivable	(574)	2,091	570
(Increase) decrease in prepaid expenses and other assets	336	310	(484)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,770)	8,134	1,662

Net cash provided by (used in) operating activities	17,611	37,125	18,789

Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	—	—	122
Purchases of property and equipment and intangibles	(8,524)	(8,650)	(10,965)
Purchase of a business	(598)	—	—

Net cash provided by (used in) investing activities	(9,122)	(8,650)	(10,843)

Cash flows from financing activities:
Proceeds from issuance of common stock	42	239	255
Payments on long-term debt	(17,071)	(362,949)	(42,572)
Termination of swap agreements	—	(4,039)	—
Dividends paid	(5,102)	—	—
Repurchase of Class A common stock	—	—	(1,075)
Proceeds from borrowings on long-term debt	—	394,888	—
Payments of capitalized debt offering costs	(29)	(11,890)	(1,182)

Net cash provided by (used in) financing activities	(22,160)	16,249	(44,574)

Net increase (decrease) in cash and cash equivalents	(13,671)	44,724	(36,628)
Cash and cash equivalents:
Beginning	72,390	27,666	64,294

Ending	$58,719	$72,390	$27,666

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$36,428	$30,805	$31,739

Income taxes	$1,225	$966	$434

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter, individually and colletively, the “Company”) is a diversified Spanish-language media company utilizing a combination of television and radio operations to reach Hispanic consumers in the United States. The Company’s management has determined that the Company operates in two reportable segments as of December 31, 2011, based upon the type of advertising medium, which consist of television broadcasting and radio broadcasting. As of December 31, 2011, the Company owns and/or operates 53 primary television stations located primarily in the California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C., consisting primarily of Univision Communications Inc. (“Univision”) affiliated stations. Radio operations consist of 48 operational radio stations, 37 FM and 11 AM, in 19 markets located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

The Company has consolidated one entity for which it is the primary beneficiary. Total net assets and results of operations of the entity as of and for the year ended December 31, 2011 are not significant.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-lived Assets, Other Assets and Intangibles Subject to Amortization

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The income approach estimates fair value based on our estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of that reporting unit. The income approach also requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to our Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated revenue projections and profit margin projections based on internal forecasts about future performance.

The Company has elected early adoption of Accounting Standards Update (“ASU”) No. 2011-8, “Testing Goodwill for Impairment” (“ASU 2011-8”), for the year ended December 31, 2011. Under this guidance, the Company would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2011, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $0.9 million, $2.9 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009,

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. The net charge off of bad debts aggregated $2.6 million, $4.1 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Dependence on Business Partners

The Company is dependent on the continued financial and business strength of its business partners, such as the companies from whom it obtains programming. The Company could be at risk should any of these entities fail to perform their obligations to the Company. This in turn could materially adversely affect the Company’s own business, results of operations and financial condition.

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

As of December 31, 2011 and 2010, the fair value of the Company’s long-term debt was approximately $376.1 million and $428.0 million, respectively, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which it granted Univision the right to negotiate as an agent the terms of agreements providing for the carriage of its Univision- and TeleFutura-affiliated television station signals by cable, satellite and internet-based television service providers. The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of its Univision- and TeleFutura-affiliated television station signals. Revenue for the carriage of the Company’s Univision- and TeleFutura-affiliated television station signals is recognized over the life of each agreement with the cable, satellite and internet-based television service providers. Advertising related to carriage of the Company’s Univision- and TeleFutura-affiliated television station signals is recognized at the time of broadcast. Retransmission consent revenue was $17.1 million and $13.7 million for the years ended December 31, 2011 and 2010, respectively.

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $0.8 million, $1.0 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Trade costs were approximately $0.8 million, $1.0 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Basic and diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$(8,200)	$(18,086)	$(50,072)

Denominator:
Weighted average common shares outstanding, basic and diluted	85,051,066	84,488,930	83,972,709

Per share:
Net income (loss) per share applicable to common stockholders	$(0.10)	$(0.21)	$(0.60)

Basic earnings per share is computed as net loss divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the years ended December 31, 2011, 2010 and 2009, dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on loss per share. 610,650, 813,108 and 314,575 equivalent shares of stock options, restricted stock units and shares purchased under the Employee Stock Purchase Plan were not included in determining the weighted average shares outstanding for diluted loss per share since their inclusion would be antidilutive for the years ended December 31, 2011, 2010 and 2009, respectively.

Comprehensive Income

For the years ended December 31, 2011, 2010 and 2009, the Company had no components of comprehensive income.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

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

2011 Acquisition

On January 3, 2011, the Company completed the acquisition of Lotus/Entravision Reps LLC (“LER”), a representation firm that sells national spots and digital advertising to advertising agencies on behalf of the Company and other clients. The Company previously owned 50% of LER which was accounted for under the equity method. The Company decided to acquire the 50% of LER that it did not own in order to integrate LER’s operations with the Company’s radio operations. The Company paid $1.1 million for the remaining 50% of LER.

As a result of the Company obtaining control of LER, the Company’s previously-held 50% interest was remeasured to its fair value of $1.1 million. The resulting gain of $0.7 million is included in the line item ‘Other income (loss)’ on the consolidated statement of operations.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the purchase price allocation for the Company’s acquisition of LER (in millions):

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

The acquired receivables approximate their fair value inclusive of collection risk, which was not significant. Acquisition-related costs were not significant and LER’s historical revenue and net income were not significant to the Company’s results for any of the periods presented.

2009 Acquisition

In April 2009, the Company acquired the assets of television station KREN-TV, serving the Reno, Nevada market, which was consolidated as a variable interest entity in December 2008, for approximately $4.3 million. The Company reduced the carrying value of the assets of television station KREN-TV to its fair value of $1.6 million by recording a carrying value adjustment of $2.7 million, which is included in the consolidated statements of operations for continuing operations.

The Company evaluated the transferred set of activities, assets, inputs and processes applied to those inputs in this acquisition and determined that the acquisition did not constitute a business. The following is a summary of the purchase price allocation (in millions):

Property and equipment	$1.4
Intangible assets subject to amortization	0.1
Intangible assets not subject to amortization (FCC licenses)	0.1

$1.6

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	Television	Radio	Total
December 31, 2010	$35,912	$—	$35,912

LER acquisition	—	735	735

December 31, 2011	$35,912	$735	$36,647

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2011 and 2010 is as follows (in thousands):

		2011			2010
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	10	$65,089	$41,577	$23,512	$63,839	$37,959	$25,880
Customer base	5	746	292	454	201	201	—
Other	28	25,155	24,523	632	25,155	24,420	735

Total intangible assets subject to amortization		$90,990	$66,392	24,598	$89,195	$62,580	26,615

Intangible assets not subject to amortization:
FCC licenses				220,701			220,023

Total intangible assets				$245,299			$246,638

The aggregate amount of amortization expense for the years ended December 31, 2011, 2010 and 2009 was approximately $3.8 million, $3.4 million and $2.6 million, respectively. Estimated amortization expense for each of the years ended December 31, 2012 through 2016 is as follows (in thousands):

Estimated Amortization Expense	Amount
2012	$2,700
2013	2,400
2014	2,400
2015	2,400
2016	2,400

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

2011

The Company conducted a review of the fair value of the radio reporting unit in 2011. The fair value was primarily determined by using a combination of a market approach and an income approach. The income approach estimates fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of inherent risk of that reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in radio industry. The Company estimated the revenue projections and profit margin projections based on internal forecasts about future performance. The market-based approach used comparable company earnings multiples. Based on the assumptions and projections, the radio reporting unit’s fair value was greater than its carrying value. As a result, the Company passed the first step of the goodwill impairment test and no impairment of goodwill of the radio reporting unit was recorded.

The Company also conducted a review of the television reporting unit. The Company performed a qualitative assessment and determined that it is more likely than not that its fair value is greater than its carrying amount. As such, the two-step impairment test was unnecessary and no impairment of goodwill of the television reporting unit was recorded.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2011. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company did not record impairment of FCC licenses.

2010

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2010. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company recognized impairment losses of $24 million relating to television FCC licenses and $3 million relating to radio FCC licenses.

2009

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011 and 2010 consists of (in millions):

	Estimated useful life (years)	2011	2010
Buildings	39	$18.5	$18.5
Construction in progress	—	2.2	1.3
Transmission, studio and other broadcast equipment	5-15	156.7	151.6
Office and computer equipment	3-7	22.5	21.2
Transportation equipment	5	6.0	6.0
Leasehold improvements and land improvements	Lesser of lease life or useful life	21.1	20.2

		227.0	218.8
Less accumulated depreciation		169.2	154.4

		57.8	64.4
Land		7.4	7.4

		$65.2	$71.8

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2011 and 2010 consist of (in millions):

	2011	2010
Accounts payable	$5.6	$3.3
Accrued payroll and compensated absences	4.7	4.0
Professional fees	0.6	1.2
Accrued interest	14.1	15.1
Deferred revenue	2.4	2.6
Accrued national representation fees	2.0	2.4
Other	10.4	9.9

	$39.8	$38.5

7. LONG-TERM DEBT

Long-term debt as of December 31, 2011 and 2010 is summarized as follows (in millions):

	2011	2010
Notes, net of discount of $4.1 million and $4.9 million	$379.7	$395.1
Time brokerage contract payable, due in annual installments of $1 million bearing interest at 5.806% through June 2011	—	1.0

	379.7	396.1
Less current maturities	—	1.0

	$379.7	$395.1

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled maturities of long-term debt as of December 31, 2011 are as follows (in millions):

Year	Amount
2012	$—
2013	—
2014	—
2015	—
2016	—
Thereafter	383.8

$383.8

For the years ended December 31, 2011 and 2010, the Company recognized an increase of $0.6 million and $0.2 million in interest expense, repectively, related to amortization of the bond discount.

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

During the fourth quarter of 2011, the Company purchased Notes on the open market with a principal amount of $16.2 million. The Company recorded a loss on debt extinguishment of $0.4 million primarily due to the write off of unamortized finance costs and unamortized bond discount.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, upon a change of control, as defined in the indenture governing the issuance of the Notes (the “Indenture”), the Company must make an offer to repurchase all Notes then outstanding, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest. In addition, the Company may at any time and from time to time purchase Notes in the open market or otherwise.

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

The carrying amount and estimated fair value of the Notes as of December 31, 2011 was $383.8 million and $376.1 million, respectively. The estimated fair value is based on quoted market prices for the Notes.

2010 Credit Facility

On July 27, 2010, the Company also entered into a new $50 million revolving credit facility (“2010 Credit Facility”) and terminated the amended syndicated bank credit facility agreement. The 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. As of December 31, 2011, the Company had approximately $0.7 million in outstanding letters of credit. In addition, the Company may increase the aggregate principal amount of the 2010 Credit Facility by up to an additional $50 million, subject to the Company satisfying certain conditions. The Company currently has no outstanding borrowings under the 2010 Credit Facility.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Syndicated Bank Credit Facility

In July 2010, the Company repaid all amounts outstanding under its previous syndicated bank credit facility and terminated the amended syndicated bank credit facility agreement. All references to and discussions regarding the syndicated bank credit facility and the amended syndicated bank credit facility agreement in this report should be considered in light of this fact.

In September 2005, the Company entered into its previous $650 million senior secured syndicated bank credit facility, consisting of a 7  1/2 year $500 million term loan and a 6  1/2 year $150 million new facility. The term loan under the syndicated bank credit facility had been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under the former syndicated bank credit facility, (ii) to complete a tender offer for the previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes. The Company’s ability to make additional borrowings under the syndicated bank credit facility was subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

On March 16, 2009, the Company entered into an amendment to its previous syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the year ended December 31, 2010, the Company recognized a decrease of $13.4 million in interest expense related to the increase in fair value of the interest rate swap agreements. For the year ended December 31, 2009, the Company recognized a decrease of $7.0 million in interest expense related to the increase in fair value of the interest rate swap agreements. The following table presents the effect of the interest rate swap agreements on the consolidated statements of operations for the years ended December 31, 2010 and 2009 (in millions):

	Location of Income (Loss)	December 31,
Derivatives Not Designated As Hedging Instruments		2010	2009
Interest rate swap agreements	Interest expense	$13.4	$7.0

Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In 2009, the Company adopted ASC 820

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to the accounting and disclosure of fair value measurements for nonfinancial assets and liabilities. In accordance with ASC 820, the Company has categorized its nonfinancial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

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

The following table presents the Company’s nonfinancial assets measured at fair value on a nonrecurring basis, based on the fair value hierarchy as of December 31, 2010 (in millions):

Level 3
Nonfinancial Assets	2010
Intangible assets not subject to amortization (FCC licenses)	$67.8

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

8. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Current
Federal	$—	$(1.1)	$—
State	0.4	0.1	1.0
Foreign	0.6	0.3	0.2

	1.0	(0.7)	1.2

Deferred
Federal	4.4	(2.8)	(2.2)
State	0.4	0.1	(0.9)

	4.8	(2.7)	(3.1)

Total provision for taxes	$5.8	$(3.4)	$(1.9)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pre-tax income for the years ended December 31, 2011, 2010 and 2009 due to the following (in millions):

	2011	2010	2009
Computed “expected” tax provision (benefit)	$(0.8)	$(7.4)	$(17.7)
Change in income tax resulting from:
State taxes, net of federal benefit	0.4	0.1	—
Goodwill impairment	—	2.9	—
Foreign taxes	0.6	0.3	0.2
Change in valuation allowance	5.6	1.0	15.5
FIN 48 adjustment	—	(0.4)	—
Other	—	0.1	0.1

	$5.8	$(3.4)	$(1.9)

The components of the deferred tax assets and liabilities at December 31, 2011 and 2010 consist of the following (in millions):

	2011	2010
Deferred tax assets:
Accrued expenses	$3.0	$3.1
Accounts receivable	2.6	3.1
Net operating loss carryforward	103.7	85.4
Stock-based compensation	4.3	4.3
Capital loss in investment in a domestic subsidiary	10.4	10.3
Intangible assets	36.6	48.2
Credits	1.0	1.0
Other	3.4	4.3

	165.0	159.7
Valuation allowance	(148.4)	(142.6)

Net deferred tax assets	$16.6	$17.1

Deferred tax liabilities:
Non-long lived intangible assets	$(4.3)	$(4.5)
Long-lived Intangible assets	(42.9)	(37.9)
Property and equipment	(3.0)	(3.8)
Deferred state taxes	(5.9)	(5.7)

	(56.1)	(51.9)

	$(39.5)	$(34.8)

Deferred income tax amounts are classified on the balance sheet as follows (in millions):

	2011	2010
Prepaid expenses and other current assets	$0.5	$0.6
Deferred income taxes	(40.0)	(35.4)

	$(39.5)	$(34.8)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, the Company has federal and state net operating loss carryforwards of approximately $277.0 and $188.0 million, respectively, available to offset future taxable income. The net operating loss carryforwards will continue to expire during the years 2012 through 2031.

For the years ended December 31, 2011 and 2010, the Company had a valuation allowance of $148.4 million and $142.6 million, respectively, as the Company believes that it is more likely than not that its tax assets will not be fully realized.

As of December 31, 2011, the Company’s utilization of its available net operating loss carryforwards against future taxable income is not restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. However in subsequent periods, the utilization of its available net operating loss carryforwards against future taxable income may be restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2009	$6.8
Change in balances related to tax positions	(0.4)

Balance at December 31, 2010	$6.4
Change in balances related to tax positions	—

Balance at December 31, 2011	$6.4

As of December 31, 2011, the Company had $6.4 million of gross unrecognized tax benefits for uncertain tax positions, of which $0.9 million would affect the effective tax rate if recognized.

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2011 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2011, the Company had no accrued interest and penalties related to uncertain tax positions due to the net operating loss.

The Company is subject to taxation in the United States, various states and Mexico. The tax years 2008 to 2011 and 2007 to 2011 remain open to examination by federal and state taxing jurisdictions, respectively, and the tax years 2001 to 2011 remain open to examination by foreign jurisdiction. Net operating losses from years from which the statute of limitations have expired (2007 and prior for federal and 2006 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. COMMITMENTS & CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through December 2015, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $25.6 million. The annual commitments range from $6.2 million to $6.7 million.

The Company leases facilities and broadcast equipment under various non-cancelable operating lease agreements with various terms and conditions, expiring at various dates through November 2050.

The Company’s corporate headquarters are located in Santa Monica, California. The Company leases approximately 16,000 square feet of space in the building housing its corporate headquarters under a lease expiring in 2021. The Company also leases approximately 45,000 square feet of space in the building housing its radio network in Los Angeles, California, under a lease expiring in 2016.

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

The approximate future minimum lease payments under these non-cancelable operating leases at December 31, 2011 are as follows (in millions):

Amount
2012	$8.0
2013	6.8
2014	6.6
2015	6.2
2016	4.8
Thereafter	19.8

$52.2

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $10.1 million, $10.4 million and $10.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Employment Agreements

The Company has entered into employment agreements (the “Employment Agreements”) with two executive officers, who are also stockholders and directors, through December 2013. The Employment Agreements provide that a minimum annual base salary and a bonus be paid to each of the executives. The company paid a total of $0.3 million of bonuses to these executives for the year ended December 31, 2010. The Company did not pay bonuses to these two executives for the years ended December 31, 2011 and 2009. Additionally, the Employment Agreements provide for a continuation of each executive’s annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Employment Agreements.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2011, the Company paid a cash dividend of $0.06 per share, or $5.1 million, on all shares of Class A, Class B, and Class U common stock.

Treasury Stock

On November 1, 2006, the Company’s Board of Directors approved a $100 million stock repurchase program. The Company was authorized to repurchase up to $100 million of its outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. On April 7, 2008, the Company’s Board of Directors approved an additional $100 million stock repurchase program. The Company has repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through December 31, 2011. We did not repurchase any shares of Class A common stock during 2010 or 2011. Subject to certain exceptions, both the Indenture and the Credit Agreement contain various provisions that limit the Company’s ability to make future repurchases of shares of the Company’s common stock.

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

The actual tax benefit realized for the tax deductions from option exercise of share-based payment arrangements for the years ended December 31, 2011, 2010, and 2009 was insignificant.

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

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Fair value of options granted	$1.33	$2.10	$1.20
Expected volatility	78%	79%	80%
Risk-free interest rate	2.2%	2.8%	2.9%
Expected lives	7.0 years	7.0 years	7.0 years
Dividend rate	—	—	—

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	8,308	$11.06

Granted	2,394	$1.62
Exercised	—	—		$—
Forfeited or cancelled	(533)	9.96

Outstanding at December 31, 2009	10,169	$8.90

Granted	200	$2.87
Exercised	(138)	1.73		$192
Forfeited or cancelled	(2,375)	14.68

Outstanding at December 31, 2010	7,856	$7.12

Granted	260	$2.03
Exercised	(25)	1.73		$14
Forfeited or cancelled	(886)	9.39

Outstanding at December 31, 2011	7,205	$6.68	4.10	$220

Exercisable at December 31, 2011	6,948	$6.85	3.90	$220
Expected to Vest at December 31, 2011	243	$2.04	9.54	$—

Stock-based compensation expense related to the Company’s employee stock option plans was $0.7 million, $1.4 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was approximately $0.1 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 0.5 years.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock and Restricted Stock Units

The following is a summary of nonvested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested balance at December 31, 2008	1,740	$7.27

Granted	—	—
Vested	(54)	7.93
Forfeited or cancelled	(446)	6.10

Nonvested balance at December 31, 2009	1,240	$7.04

Granted	875	2.50
Vested	(634)	6.67
Forfeited or cancelled	(40)	7.61

Nonvested balance at December 31, 2010	1,441	$4.43

Granted	1,003	1.78
Vested	(512)	5.28
Forfeited or cancelled	(22)	3.69

Nonvested balance at December 31, 2011	1,910	$2.81

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $1.6 million, $1.6 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was approximately $1.5 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 1.7 years.

The fair value of shares vested related to grants of restricted stock and restricted stock units was $1.3 million, $2.2 million, and $0.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

12. RELATED-PARTY TRANSACTIONS

Univision provides network compensation to the Company and acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations.

At December 31, 2011 Univision owns approximately 10% of the Company’s common stock on a fully-converted basis. In May 2009, the Company repurchased 0.9 million shares of Class A common stock held by Univision for $0.5 million.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2011	2010	2011	2010	2011	2010
Trade receivables	$5,608	$5,315	$—	$—	$5,608	$5,315
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net	23,513	25,880	—	—	23,513	25,880
Current maturities of long-term debt	—	—	—	1,000	—	1,000
Advances payable	—	—	118	118	118	118
Accounts payable	$5,691	$3,898	$—	$785	$5,691	$4,683

	Univision			Other			Total
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Direct operating expenses (1)	$8,373	$8,803	$6,584	$—	$2,054	$1,521	$8,373	$10,857	$8,105
Amortization	3,617	3,211	2,320	—	—	—	3,617	3,211	2,320
Interest expense	$—	$—	$—	$30	$83	$118	$30	$83	$118

(1)	Consists primarily of national representation fees paid to Univision and Lotus/Entravision Reps LLC prior to its acquisition by the Company.

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and Univision. As of December 31, 2011, 2010 and 2009 these balances totaled $2.2 million, $2.4 million and $2.6 million, respectively.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SEGMENT DATA

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the years ended December 31, 2011, 2010 and 2009. There was approximately $10.6 million and $11.4 million of assets in Mexico at December 31, 2011 and 2010, respectively.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change 2011 to 2010	% Change 2010 to 2009
	2011	2010	2009
Net Revenue
Television	$131,490	$132,561	$124,437	(1)%	7%
Radio	62,906	67,915	64,794	(7)%	5%

Consolidated	194,396	200,476	189,231	(3)%	6%

Direct operating expenses
Television	53,789	52,882	52,424	2%	1%
Radio	34,801	31,920	31,478	9%	1%

Consolidated	88,590	84,802	83,902	4%	1%

Selling, general and administrative expenses
Television	19,606	20,249	20,279	(3)%	(0)%
Radio	16,905	17,797	17,999	(5)%	(1)%

Consolidated	36,511	38,046	38,278	(4)%	(1)%

Depreciation and amortization
Television	15,189	15,489	15,680	(2)%	(1)%
Radio	3,464	3,740	5,353	(7)%	(30)%

Consolidated	18,653	19,229	21,033	(3)%	(9)%

Segment operating profit
Television	42,906	43,941	36,054	(2)%	22%
Radio	7,736	14,458	9,964	(46)%	45%

Consolidated	50,642	58,399	46,018	(13)%	27%
Corporate expenses	15,669	18,416	14,918	(15)%	23%
Impairment charge	—	36,109	50,648	(100)%	(29)%

Operating income (loss)	$34,973	$3,874	$(19,548)	*	*

Capital expenditures
Television	$6,494	$6,196	$5,839
Radio	1,724	981	1,122

Consolidated	$8,218	$7,177	$6,961

Total assets
Television	$342,462	$367,474	$348,191
Radio	124,859	123,336	139,736

Consolidated	$467,321	$490,810	$487,927

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

Year ended December 31, 2011:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$44,044	$50,265	$50,115	$49,972	$194,396
Net income (loss) applicable to common stockholders	(4,432)	(352)	(1,384)	(2,032)	(8,200)
Net income (loss) per share, basic and diluted	$(0.05)	$0.00	$(0.02)	$(0.02)	$(0.10)

Year ended December 31, 2010:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Total
Net revenue	$43,073	$53,431	$53,325	$50,647	$200,476
Net income (loss) applicable to common stockholders	(2,184)	6,963	6,408	(29,273)	(18,086)
Net income (loss) per share, basic and diluted	$(0.03)	$0.08	$0.08	$(0.35)	$(0.21)

(1)	During the fourth quarter of 2010 the Company recorded an impairment charge of $36.1 million relating to goodwill and FCC licenses (see Note 4)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s Senior Secured First Lien Notes are guaranteed by all of the Company’s existing and future wholly-owned domestic subsidiaries. All of the guarantees are full and unconditional and joint and several. None of the Company’s foreign subsidiaries are guarantors of the Notes.

Set forth below are consolidating financial statements related to the Company, its material guarantor subsidiary Entravision Holdings, LLC, and its non-guarantor subsidiaries. Consolidating balance sheets are presented as of December 31, 2011 and 2010 and the related consolidating statements of operations and cash flows are presented for each of the three years ended December 31, 2011. The equity method of accounting has been used by the Company to report its investment in subsidiaries.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$58,276	$—	$443	$—	$58,719
Trade receivables, net of allowance for doubtful accounts	43,951	—	319	—	44,270
Prepaid expenses and other current assets	5,678	—	261	—	5,939

Total current assets	107,905	—	1,023	—	108,928
Property and equipment, net	62,046	—	3,180	—	65,226
Intangible assets subject to amortization, net	24,598	—	—	—	24,598
Intangible assets not subject to amortization	38,739	178,262	3,700	—	220,701
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	170,580	—	—	(170,580)	—
Other assets	11,221	—	12,603	(12,603)	11,221

Total assets	$450,742	$178,262	$21,500	$(183,183)	$467,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—
Advances payable, related parties	118	—	—	—	118
Accounts payable and accrued expenses	49,633	—	930	(10,813)	39,750

Total current liabilities	49,751	—	930	(10,813)	39,868
Long-term debt, less current maturities	379,662	—	—	—	379,662
Other long-term liabilities	8,327	—	—	—	8,327
Deferred income taxes	13,563	28,252	—	(1,790)	40,025

Total liabilities	451,303	28,252	930	(12,603)	467,882

Stockholders’ equity
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class C common stock	1	—	—	—	1
Member’s capital	—	804,654	12,652	(817,306)	—
Additional paid-in capital	938,453	—	—	—	938,453
Accumulated deficit	(939,022)	(654,644)	7,918	646,726	(939,022)

Total stockholders’ equity	(561)	150,010	20,570	(170,580)	(561)

Total liabilities and stockholders’ equity	$450,742	$178,262	$21,500	$(183,183)	$467,321

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$193,081	$—	$3,906	$(2,591)	$194,396

Expenses:
Direct operating expenses	89,584	—	1,597	(2,591)	88,590
Selling, general and administrative expenses	36,305	—	206	—	36,511
Corporate expenses	15,669	—	—	—	15,669
Depreciation and amortization	17,839	—	814	—	18,653

	159,397	—	2,617	(2,591)	159,423

Operating income (loss)	33,684	—	1,289	—	34,973
Interest expense	(37,650)	—	—	—	(37,650)
Interest income	3	—	—	—	3
Other income (loss)	687	—	—	—	687
Income (loss) on debt extinguishment	(423)	—	—	—	(423)

Income (loss) before income taxes	(3,699)	—	1,289	—	(2,410)
Income tax (expense) benefit	(1,510)	(3,423)	(857)	—	(5,790)

Income (loss) before equity in net income (loss) of subsidiaries and nonconsolidated affiliate	(5,209)	(3,423)	432	—	(8,200)
Equity in income (loss) of subsidiaries	(2,991)	—	—	2,991	—

Income (loss) before equity in net income (loss) of nonconsolidated affiliates	(8,200)	(3,423)	432	2,991	(8,200)
Equity in net income (loss) of nonconsolidated affiliates	—	—	—	—	—

Net income (loss) applicable to common stockholders	$(8,200)	$(3,423)	$432	$2,991	$(8,200)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$199,314	$—	$3,604	$(2,442)	$200,476

Expenses:
Direct operating expenses	85,895	—	1,349	(2,442)	84,802
Selling, general and administrative expenses	37,489	—	557	—	38,046
Corporate expenses	18,416	—	—	—	18,416
Depreciation and amortization	18,417	—	812	—	19,229
Impairment charge	11,992	15,368	8,749	—	36,109

	172,209	15,368	11,467	(2,442)	196,602

Operating income (loss)	27,105	(15,368)	(7,863)	—	3,874
Interest expense	(24,429)	—	—	—	(24,429)
Interest income	260	—	—	—	260
Income (loss) on debt extinguishment	(987)	—	—	—	(987)

Income (loss) before income taxes	1,949	(15,368)	(7,863)	—	(21,282)
Income tax benefit (expense)	(2,617)	3,225	2,768	—	3,376

Income (loss) before equity in net income (loss) of subsidiaries and nonconsolidated affiliate	(668)	(12,143)	(5,095)	—	(17,906)
Equity in income (loss) of subsidiaries	(17,238)	—	—	17,238	—

Income (loss) before equity in net income (loss) of nonconsolidated affiliates	(17,906)	(12,143)	(5,095)	17,238	(17,906)
Equity in net income (loss) of nonconsolidated affiliates	(180)	—	—	—	(180)

Net income (loss) applicable to common stockholders	$(18,086)	$(12,143)	$(5,095)	$17,238	$(18,086)

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year ended December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating actvities:
Net income (loss)	$(8,200)	$(3,423)	$432	$2,991	$(8,200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,839	—	814	—	18,653
Deferred income taxes	883	3,423	259	—	4,565
Amortization of debt issue costs	2,207	—	—	—	2,207
Amortization of syndication contracts	1,482	—	—	—	1,482
Payments on syndication contracts	(1,976)	—	—	—	(1,976)
Non-cash stock-based compensation	2,343	—	—	—	2,343
Other (income) loss	(687)	—	—	—	(687)
(Gain) loss on debt extinguishment	423	—	—	—	423
Changes in assets and liabilities, net of effect of acquisitions and dispositions:	—				—
(Increase) decrease in restricted cash	809	—	—	—	809
(Increase) decrease in accounts receivable	(505)	—	(69)	—	(574)
(Increase) decrease in amounts due from related party	1,300	—	(1,300)		—
(Increase) decrease in prepaid expenses and other assets	283	—	53	—	336
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,965)	—	195	—	(1,770)

Net cash provided by (used in) operating activities	14,236	—	384	2,991	17,611

Cash flows from investing actvities:
Purchases of property and equipment and intangibles	(8,333)	—	(191)	—	(8,524)
Investment in subsidiaries	2,991	—	—	(2,991)	—
Purchase of a business	(598)	—	—	—	(598)

Net cash provided by (used in) investing activities	(5,940)	—	(191)	(2,991)	(9,122)

Cash flows from financing actvities:
Proceeds from issuance of common stock	42	—	—	—	42
Payments on long-term debt	(17,071)	—	—	—	(17,071)
Dividends paid	(5,102)	—	—	—	(5,102)
Payments of deferred debt and offering costs	(29)	—	—	—	(29)

Net cash provided by (used in) financing activities	(22,160)	—	—	—	(22,160)

Net increase (decrease) in cash and cash equivalents	(13,864)	—	193	—	(13,671)
Cash and cash equivalents:
Beginning	72,140	—	250	—	72,390

Ending	$58,276	$—	$443	$—	$58,719

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year ended December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating actvities:
Net income (loss)	$(50,072)	$(43,236)	$333	$42,903	$(50,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,294	—	739	—	21,033
Impairment charge	2,720	47,928	—	—	50,648
Deferred income taxes	2,137	(4,692)	204	—	(2,351)
Amortization of debt issue costs	402	—	—	—	402
Amortization of syndication contracts	1,981	—	—	—	1,981
Payments on syndication contracts	(2,836)	—	—	—	(2,836)
Equity in net loss of nonconsolidated affiliate	236	—	—	—	236
Non-cash stock-based compensation	4,034	—	—	—	4,034
(Gain) loss on debt extinguishment	945	—	—	—	945
Change in fair value of interest rate swap agreements	(6,979)	—	—	—	(6,979)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Decrease in accounts receivable	364	—	206	—	570
(Increase) decrease in amounts due from related party	960	—	(960)		—
Increase in prepaid expenses and other assets	(242)	—	(242)	—	(484)
Increase in accounts payable, accrued expenses and other liabilities	1,589	—	73	—	1,662

Net cash provided by (used in) operating activities	(24,467)	—	353	42,903	18,789

Cash flows from investing actvities:
Proceeds from sale of property and equipment and intangibles	122	—	—	—	122
Investment in subsidiaries	42,903	—	—	(42,903)	—
Purchases of property and equipment and intangibles	(10,136)	—	(829)	—	(10,965)

Net cash provided by (used in) investing activities	32,889	—	(829)	(42,903)	(10,843)

Cash flows from financing actvities:
Proceeds from issuance of common stock	255	—	—	—	255
Payments on long-term debt	(42,572)	—	—	—	(42,572)
Repurchase of Class A common stock	(1,075)	—	—	—	(1,075)
Payments of deferred debt and offering costs	(1,182)	—	—	—	(1,182)

Net cash provided by (used in) financing activities	(44,574)	—	—	—	(44,574)

Net increase (decrease) in cash and cash equivalents	(36,152)	—	(476)	—	(36,628)
Cash and cash equivalents:
Beginning	63,412	—	882	—	64,294

Ending	$27,260	$—	$406	$—	$27,666

16. SUBSEQUENT EVENT

In February 2012, the Company entered into an amendment to the Credit Agreement. Pursuant to this amendment, among other things, the total leverage ratio may not exceed 7.00 to 1 in future periods. In addition, on or after March 31, 2012, the financial covenants shall not be applicable unless any loans are outstanding on the relevant date.

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2011	$5,099	$894	$533	$(2,600)	$3,926
Year ended December 31, 2010	$5,105	$2,924	$1,153	$(4,083)	$5,099
Year ended December 31, 2009	$5,640	$2,903	$183	$(3,621)	$5,105
Deferred tax valuation allowance
Year ended December 31, 2011	$142,561	$5,803	$—	$—	$148,364
Year ended December 31, 2010	$143,175	$(614)	$—	$—	$142,561
Year ended December 31, 2009	$126,433	$16,742	$—	$—	$143,175

(1)	Other adjustments represent recoveries and increases in the allowance for doubtful accounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Entravision Holdings, LLC:

We have audited the accompanying balance sheets of Entravision Holdings, LLC (the Company) as of December 31, 2011 and 2010, and the related statements of operations, member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entravision Holdings, LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Los Angeles, CA

March 9, 2012

ENTRAVISION HOLDINGS, LLC

BALANCE SHEETS

December 31, 2011 and 2010

(In thousands)

	December 31, 2011	December 31, 2010
ASSETS
Intangible assets not subject to amortization	$178,262	$177,584

Total assets	$178,262	$177,584

LIABILITIES AND MEMBER’S EQUITY
Deferred income taxes	$28,252	$24,829

Total liabilities	28,252	24,829

Member’s equity
Member’s capital	804,654	803,976
Accumulated deficit	(654,644)	(651,221)

Total member’s equity	150,010	152,755

Total liabilities and member’s equity	$178,262	$177,584

See Notes to Financial Statements

ENTRAVISION HOLDINGS, LLC

STATEMENTS OF OPERATIONS

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Impairment charge	—	15,368	47,928

Operating loss	—	(15,368)	(47,928)
Income tax benefit (expense)	(3,423)	3,225	4,692

Net loss	$(3,423)	$(12,143)	$(43,236)

See Notes to Financial Statements

ENTRAVISION HOLDINGS, LLC

STATEMENTS OF MEMBER’S EQUITY

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	Member’s Capital	Accumulated Deficit	Total
Balance, December 31, 2008	$803,892	$(595,842)	$208,050

Contribution of FCC licenses by parent	84		84
Net loss for the year ended December 31, 2009		(43,236)	(43,236)

Balance, December 31, 2009	$803,976	$(639,078)	$164,898

Net loss for the year ended December 31, 2010		(12,143)	(12,143)

Balance, December 31, 2010	$803,976	$(651,221)	$152,755

Contribution of FCC licenses by parent	$678		$678
Net loss for the year ended December 31, 2011		(3,423)	(3,423)

Balance, December 31, 2011	$804,654	$(654,644)	$150,010

See Notes to Financial Statements

ENTRAVISION HOLDINGS, LLC

STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(3,423)	$(12,143)	$(43,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment charge	—	15,368	47,928
Deferred income taxes	3,423	(3,225)	(4,692)

Net cash provided by operating activities	—	—	—

Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents:
Beginning	—	—	—

Ending	$—	$—	$—

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

Noncash contributions from member	$—	$—	$84

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

The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the Company’s estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In 2009, the Company adopted ASC 820 related to the accounting and disclosure of fair value measurements for nonfinancial assets and liabilities. In accordance with ASC 820, the Company has categorized its nonfinancial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

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

The following table presents the Company’s nonfinancial assets measured at fair value on a nonrecurring basis, based on the fair value hierarchy as of December 31, 2010 (in millions):

Level 3
Nonfinancial Assets	2010
Intangible assets not subject to amortization (FCC licenses)	$13.7

In 2010, the Company wrote down its TV and radio FCC licenses with carrying amounts of $29.1 million to their fair values of $13.7 million and as a result, recognized impairment losses of $15.4 million, which the Company included in impairment charge on the consolidated statements of operations for the year ended December 31, 2010.

Dependence on Business Partners

The Company is dependent on the continued financial and business strength of its business partners, such as the companies that provide programming to ECC. The Company could be at risk should any of these entities fail to perform their obligations to ECC. This in turn could materially adversely affect the Company’s own business and financial condition.

Off-balance Sheet Financings and Liabilities

All of the membership interests of the Company are pledged as collateral to secure the Senior Secured First Lien Notes (the “Notes”) of ECC. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material variable-interest entities that are not included in the consolidated financial statements.

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

3. INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION

The composition of the Company’s intangible assets consists entirely of intangible assets not subject to amortization (FCC licenses). The net carrying amount as of December 31, 2011 and 2010 was $178.3 million and $177.6 million, respectively. The Company did not have any amortization expense for the years ended December 31, 2011, 2010 and 2009 and does not anticipate future amortization expense as the intangible assets are not subject to amortization.

Indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. The annual testing date is October 1.

2011

The Company conducted a review of the fair value of the television and radio FCC licenses in 2011. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

television and radio industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company did not record impairment of FCC licenses.

2010

The Company conducted a review of the fair value of the television and radio FCC licenses in 2010. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company recognized impairment losses of $13 million relating to television FCC licenses and $3 million relating to radio FCC licenses.

2009

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

4. LONG-TERM DEBT

The Company does not have any long term debt as of December 31, 2011 and 2010. However, the Company is a guarantor of the Notes of its parent, ECC. Effective July 27, 2010, all of the membership interests of the Company are pledged as collateral to secure ECC’s Notes. As of December 31, 2011 and 2010, the balance due on ECC’s Notes was $383.8 million and $400 million, respectively.

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

During the fourth quarter of 2011, ECC purchased Notes on the open market with a principal amount of $16.2 million. ECC recorded a loss on debt extinguishment of $0.4 million primarily due to the write off of unamortized finance costs and unamortized bond discount.

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

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

ECC’s Syndicated Bank Credit Facility

In July 2010, ECC repaid all amounts outstanding under the previous syndicated bank credit facility and terminated the amended syndicated bank credit facility agreement. All references to and discussions regarding the syndicated bank credit facility and the amended syndicated bank credit facility agreement in this report should be considered in light of this fact.

In September 2005, ECC entered into the previous $650 million senior secured syndicated bank credit facility, consisting of a 7  1/2 year $500 million term loan and a 6  1/2 year $150 million new facility. The term loan under the syndicated bank credit facility had been drawn in full, the proceeds of which were used (i) to refinance $250 million outstanding under the former syndicated bank credit facility, (ii) to complete a tender offer for the previously outstanding $225 million senior subordinated notes, and (iii) for general corporate purposes. ECC’s ability to make additional borrowings under the syndicated bank credit facility was subject to compliance with certain financial covenants, including financial ratios, and other conditions set forth in the syndicated bank credit facility.

On March 16, 2009, ECC entered into an amendment to the previous syndicated bank credit facility agreement. Pursuant to this amendment, among other things:

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

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

5. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2011, 2010, and 2009 is as follows (in millions):

	2011	2010	2009
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	—	—	—

Deferred
Federal	2.9	(2.8)	(4.0)
State	0.5	(0.4)	(0.7)

	3.4	(3.2)	(4.7)

Total provision (benefit) for taxes	$3.4	$(3.2)	$(4.7)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pre-tax income for the years ended December 31, 2011, 2010 and 2009 due to the following (in millions):

	2011	2010	2009
Computed “expected” tax provision (benefit)	$—	$(5.2)	$(17.2)
Change in income tax resulting from:
State taxes, net of federal benefit	—	(0.5)	(1.8)
Change in valuation allowance	3.2	2.8	13.9
Other	0.2	(0.3)	0.4

	$3.4	$(3.2)	$(4.7)

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities at December 31, 2011 and 2010 consist of the following (in millions):

	2011	2010
Deferred tax assets:
Net operating loss carryforward	77.9	64.6
Long-lived Intangible assets	28.6	38.7

	106.5	103.3
Valuation allowance	(106.5)	(103.3)

Net deferred tax assets	$—	$—

Deferred tax liabilities:
Long-lived Intangible assets	$(28.3)	$(24.8)

As of December 31, 2011, the Company has federal and state net operating loss carryforwards of approximately $207.6 million available to offset future taxable income. The net operating loss carryforwards will expire during the years 2021 through 2031.

For the years ended December 31, 2011 and 2010, the Company had a valuation allowance of $106.5 million and $103.3 million, respectively, as the Company believes that it is more likely than not that the deferred tax assets will not be fully realized.

As of December 31, 2011, the Company’s utilization of its available net operating loss carryforwards against future taxable income is not restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. However in subsequent periods, the utilization of its available net operating loss carryforwards against future taxable income may be restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

6. MEMBER’S EQUITY

Under the Third Amended and Restated Operating Agreement of the Company entered into as of August 3, 2000, ECC is the sole member of the Company and owns 100% of the Company’s issued and outstanding membership interests.

7. RELATED-PARTY TRANSACTIONS

The Company holds the broadcasting licenses issued by the FCC for the operation of television and radio stations by ECC. ECC is the sole member of the Company and owns 100% of the Company’s issued and outstanding membership interests. As of December 31, 2011 and 2010, all of the membership interests of the Company were pledged as collateral to secure the Notes of ECC.

In May 2011, ECC acquired a radio FCC license in Palm Springs, CA for $0.7 million in an auction held by the FCC. ECC contributed the license to the Company.

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