Form 10-Q
period 2012-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2012-05-09
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 1, 2012, there were 54,267,366 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,188,161 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2012

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 26 of our Annual Report on Form 10-K for the year ended December 31, 2011.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,169	$58,719
Trade receivables, net of allowance for doubtful accounts of $3,986 and $3,926 (including related parties of $6,021 and $5,608)	41,189	44,270
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,365	5,939

Total current assets	98,723	108,928
Property and equipment, net	63,089	65,226
Intangible assets subject to amortization, net (included related parties of $22,619 and $23,513)	23,676	24,598
Intangible assets not subject to amortization	220,701	220,701
Goodwill	36,647	36,647
Other assets	10,783	11,221

Total assets	$453,619	$467,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,714 and $5,691)	28,149	39,750

Total current liabilities	28,267	39,868
Long-term debt, less current maturities (net of bond discount of $3,989 and $4,134)	379,807	379,662
Other long-term liabilities	8,109	8,327
Deferred income taxes	41,131	40,025

Total liabilities	457,314	467,882

Commitments and contingencies (note 4)
Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2012 54,267,366; 2011 53,514,769	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2012 and 2011 22,188,161	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2012 and 2011 9,352,729	1	1
Additional paid-in capital	938,714	938,453
Accumulated deficit	(942,417)	(939,022)

Total stockholders’ equity (deficit)	(3,695)	(561)

Total liabilities and stockholders’ equity (deficit)	$453,619	$467,321

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended March 31,
	2012	2011
Net revenue	$46,524	$44,044

Expenses:
Direct operating expenses (including related parties of $2,244 and $1,704) (including non-cash stock-based compensation of $13 and $51)	21,634	20,821
Selling, general and administrative expenses (including non-cash stock-based compensation of $109 and $156)	9,372	9,243
Corporate expenses (including non-cash stock-based compensation of $139 and $156)	3,881	3,745
Depreciation and amortization (includes direct operating of $3,141 and $3,327; selling, general and administrative of $717 and $821; and corporate of $489 and $584) (including related parties of $893 and $893)	4,347	4,732

	39,234	38,541

Operating income (loss)	7,290	5,503
Interest expense (including related parties of $0 and $15)	(9,100)	(9,443)
Interest income	4	2
Other income (loss)	—	687

Income (loss) before income taxes	(1,806)	(3,251)
Income tax (expense) benefit	(1,589)	(1,181)

Net income (loss) applicable to common stockholders	$(3,395)	$(4,432)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$(0.04)	$(0.05)

Weighted average common shares outstanding, basic and diluted	85,806,080	85,039,298

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(3,395)	$(4,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,347	4,732
Deferred income taxes	1,106	638
Amortization of debt issue costs	563	539
Amortization of syndication contracts	193	290
Payments on syndication contracts	(467)	(480)
Non-cash stock-based compensation	261	363
(Gain) loss on equity investment	—	(687)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	3,269	6,807
(Increase) decrease in prepaid expenses and other assets	(644)	(598)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(11,539)	(10,627)

Net cash provided by (used in) operating activities	(6,306)	(3,455)

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(1,164)	(2,513)
Purchase of a business	—	(348)

Net cash provided by (used in) investing activities	(1,164)	(2,861)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	27
Payments of deferred debt and offering costs	(80)	(29)

Net cash provided by (used in) financing activities	(80)	(2)

Net increase (decrease) in cash and cash equivalents	(7,550)	(6,318)
Cash and cash equivalents:
Beginning	58,719	72,390

Ending	$51,169	$66,072

Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$16,933	$18,046

Income taxes	$483	$543

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2012

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2012 or any other future period.

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national and regional advertising sales on the Company’s Univision- and TeleFutura-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to national and regional advertising sales. During the three-month periods ended March 31, 2012 and 2011, the amount the Company paid Univision in this capacity was $2.2 million and $1.7 million, respectively.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted to Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and TeleFutura-affiliated television station signals for a term of six years. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of March 31, 2012, the amount due to the Company from Univision was $6.0 million related to the agreements for the carriage of its Univision and TeleFutura-affiliated television station signals.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.3 million and $0.4 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 3 years.

As of March 31, 2012, there was approximately $0.1 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 0.3 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2012, there was approximately $1.3 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.5 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except share and per share data):

	Three-Month Period Ended March 31,
	2012	2011
Basic and diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$(3,395)	$(4,432)

Denominator:
Weighted average common shares outstanding	85,806,080	85,039,298
Per share:
Net income (loss) per share applicable to common stockholders	$(0.04)	$(0.05)

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the three-month periods ended March 31, 2012 and 2011, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 290,675 and 679,908 equivalent shares of dilutive securities for the three-month periods ended March 31, 2012 and 2011, respectively.

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

The carrying amount and estimated fair value of the Notes as of March 31, 2012 was $379.8 million and $406.8 million, respectively. The estimated fair value is based on quoted market prices for the Notes.

The Company recognized an increase in interest expense related to amortization of the bond discount of $0.1 million for each of the three-month periods ended March 31, 2012 and 2011.

2010 Credit Facility

On July 27, 2010, the Company also entered into a $50 million revolving credit facility (“2010 Credit Facility”) and terminated the amended syndicated bank credit facility agreement. The 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. In addition, the Company may increase the aggregate principal amount of the 2010 Credit Facility by up to an additional $50 million, subject to the Company satisfying certain conditions. As of March 31, 2012, the Company had approximately $0.7 million in outstanding letters of credit. The Company currently has no outstanding borrowings under the 2010 Credit Facility.

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

In February 2012, the Company entered into an amendment to the credit agreement governing the 2010 Credit Facility (the “amended Credit Agreement”). The amendment changed certain thresholds for financial covenants relating to total leverage ratio, fixed charge coverage ratio, cash interest coverage ratio and revolving credit facility leverage ratio. In addition, on or after March 31, 2012, the financial covenants shall not be applicable unless any loans are outstanding on the relevant date. The amendment also contains other provisions that are customary for an agreement of this type.

Borrowings under the 2010 Credit Facility bear interest at either: (i) the Base Rate (as defined in the amended Credit Agreement) plus a margin of 3.375% per annum; or (ii) LIBOR plus a margin of 4.375% per annum. The Company has not drawn on the 2010 Credit Facility.

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

In connection with the Company entering into the Indenture and the amended Credit Agreement, the Company and the Guarantors also entered into the following agreements:

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

•	A Registration Rights Agreement, pursuant to which the Company registered the Notes and successfully conducted an exchange offering for the Notes in unregistered form, as originally issued.

Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit the Company’s ability, among other things, to:

•	incur additional indebtedness;

•	incur liens;

•	merge, dissolve, consolidate, or sell all or substantially all of the Company’s assets;

•	make certain investments;

•	make certain restricted payments;

•	declare certain dividends or distributions or repurchase shares of the Company’s capital stock;

•	enter into certain transactions with affiliates; and

•	change the nature of the Company’s business.

In addition, the Indenture contains various provisions that limit the Company’s ability to:

•	apply the proceeds from certain asset sales other than in accordance with the terms of the Indenture; and

•	restrict dividends or other payments from subsidiaries.

In addition, the amended Credit Agreement contains various provisions that limit the Company’s ability to:

•	dispose of certain assets; and

•	amend the Company’s or any guarantor’s organizational documents of the Company in any way that is materially adverse to the lenders under the 2010 Credit Facility.

Moreover, if the Company fails to comply with any of the financial covenants or ratios under the 2010 Credit Facility, the lenders could:

•	Elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	Terminate their commitments, if any, to make further extensions of credit.

In addition, if the Company’s total leverage ratio exceeds 6.50 to 1.00 as of the end of the most recently completed fiscal quarter, the maximum principal outstanding amount of all loans under the Company’s 2010 Credit Facility cannot exceed $25.0 million. In the event that the maximum principal outstanding amount exceeds $25.0 million in that case, the Company must immediately prepay outstanding revolving loans in an amount sufficient to eliminate such excess.

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards applicable to the Company, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2011 Annual Report on Form 10-K.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2012 and 2011. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period Ended March 31,		% Change 2012 to 2011
	2012	2011
Net Revenue
Television	$33,164	$30,668	8%
Radio	13,360	13,376	(0)%

Consolidated	46,524	44,044	6%

Direct operating expenses
Television	13,221	12,659	4%
Radio	8,413	8,162	3%

Consolidated	21,634	20,821	4%

Selling, general and administrative expenses
Television	5,314	5,171	3%
Radio	4,058	4,072	(0)%

Consolidated	9,372	9,243	1%

Depreciation and amortization
Television	3,558	3,835	(7)%
Radio	789	897	(12)%

Consolidated	4,347	4,732	(8)%

Segment operating profit (loss)
Television	11,071	9,003	23%
Radio	100	245	(59)%

Consolidated	11,171	9,248	21%
Corporate expenses	3,881	3,745	4%

Operating income (loss)	7,290	5,503	32%

Interest expense	(9,100)	(9,443)	(4)%
Interest income	4	2	100%
Other income (loss)	—	687	(100)%

Income (loss) before income taxes	$(1,806)	$(3,251)	(44)%

Capital expenditures
Television	$919	$2,617
Radio	370	150

Consolidated	$1,289	$2,767

	March 31, 2012	December 31, 2011
Total assets
Television	$332,419	$342,462
Radio	121,200	124,859

Consolidated	$453,619	$467,321

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

Set forth below are consolidating financial statements related to the Company, its material guarantor subsidiary Entravision Holdings, LLC, and its non-guarantor subsidiaries. Consolidating balance sheets are presented as of March 31, 2012 and December 31, 2011 and the related consolidating statements of operations and cash flows are presented for the three-month periods ended March 31, 2012 and 2011. The equity method of accounting has been used by the Company to report its investment in subsidiaries.

Consolidating Balance Sheet

March 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$50,658	$—	$511	$—	$51,169
Trade receivables, net of allowance for doubtful accounts	40,673	—	516	—	41,189
Prepaid expenses and other current assets	6,139	—	226	—	6,365

Total current assets	97,470	—	1,253	—	98,723
Property and equipment, net	60,094	—	2,995	—	63,089
Intangible assets subject to amortization, net	23,676	—	—	—	23,676
Intangible assets not subject to amortization	38,739	178,262	3,700	—	220,701
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	169,635	—	—	(169,635)	—
Other assets	10,783	—	12,589	(12,589)	10,783

Total assets	$436,050	$178,262	$21,531	$(182,224)	$453,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Advances payable, related parties	118	—	—	—	118
Accounts payable and accrued expenses	38,055	—	896	(10,802)	28,149

Total current liabilities	38,173	—	896	(10,802)	28,267
Long-term debt, less current maturities	379,807	—	—	—	379,807
Other long-term liabilities	8,109	—	—	—	8,109
Deferred income taxes	13,656	29,262	—	(1,787)	41,131

Total liabilities	439,745	29,262	896	(12,589)	457,314

Stockholders’ equity (deficit)
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class U common stock	1	—	—	—	1
Member’s capital	—	804,654	12,652	(817,306)	—
Additional paid-in capital	938,714	—	—	—	938,714
Accumulated deficit	(942,417)	(655,654)	7,983	647,671	(942,417)

Total stockholders’ equity (deficit)	(3,695)	149,000	20,635	(169,635)	(3,695)

Total liabilities and stockholders’ equity (deficit)	$436,050	$178,262	$21,531	$(182,224)	$453,619

Consolidating Balance Sheet

December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$58,276	$—	$443	$—	$58,719
Trade receivables, net of allowance for doubtful accounts	43,951	—	319	—	44,270
Prepaid expenses and other current assets	5,678	—	261	—	5,939

Total current assets	107,905	—	1,023	—	108,928
Property and equipment, net	62,046	—	3,180	—	65,226
Intangible assets subject to amortization, net	24,598	—	—	—	24,598
Intangible assets not subject to amortization	38,739	178,262	3,700	—	220,701
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	170,580	—	—	(170,580)	—
Other assets	11,221	—	12,603	(12,603)	11,221

Total assets	$450,742	$178,262	$21,500	$(183,183)	$467,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Advances payable, related parties	$118	$—	$—	$—	$118
Accounts payable and accrued expenses	49,633	—	930	(10,813)	39,750

Total current liabilities	49,751	—	930	(10,813)	39,868
Long-term debt, less current maturities	379,662	—	—	—	379,662
Other long-term liabilities	8,327	—	—	—	8,327
Deferred income taxes	13,563	28,252	—	(1,790)	40,025

Total liabilities	451,303	28,252	930	(12,603)	467,882

Stockholders’ equity (deficit)
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class U common stock	1	—	—	—	1
Member’s capital	—	804,654	12,652	(817,306)	—
Additional paid-in capital	938,453	—	—	—	938,453
Accumulated deficit	(939,022)	(654,644)	7,918	646,726	(939,022)

Total stockholders’ equity (deficit)	(561)	150,010	20,570	(170,580)	(561)

Total liabilities and stockholders’ equity (deficit)	$450,742	$178,262	$21,500	$(183,183)	$467,321

Consolidating Statement of Operations Three-Month Period Ended March 31, 2012 (In thousands)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$45,949	$—	$846	$(271)	$46,524

Expenses:
Direct operating expenses	21,520	—	385	(271)	21,634
Selling, general and administrative expenses	9,245	—	127	—	9,372
Corporate expenses	3,881	—	—	—	3,881
Depreciation and amortization	4,161	—	186	—	4,347

	38,807	—	698	(271)	39,234

Operating income (loss)	7,142	—	148	—	7,290
Interest expense	(9,100)	—	—	—	(9,100)
Interest income	4	—	—	—	4

Income (loss) before income taxes	(1,954)	—	148	—	(1,806)
Income tax benefit (expense)	(496)	(1,010)	(83)	—	(1,589)

Income (loss) before equity in net income (loss) of subsidiaries	(2,450)	(1,010)	65	—	(3,395)
Equity in income (loss) of subsidiaries	(945)	—	—	945	—

Net income (loss) applicable to common stockholders	$(3,395)	$(1,010)	$65	$945	$(3,395)

Consolidating Statement of Operations

Three-Month Period Ended March 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$43,833	$—	$843	$(632)	$44,044

Expenses:
Direct operating expenses	21,099	—	354	(632)	20,821
Selling, general and administrative expenses	9,115	—	128	—	9,243
Corporate expenses	3,745	—	—	—	3,745
Depreciation and amortization	4,527	—	205	—	4,732

	38,486	—	687	(632)	38,541

Operating income (loss)	5,347	—	156	—	5,503
Interest expense	(9,443)	—	—	—	(9,443)
Interest income	2	—	—	—	2
Other income (loss)	687	—	—	—	687

Income (loss) before income taxes	(3,407)	—	156	—	(3,251)
Income tax benefit (expense)	(249)	(844)	(88)	—	(1,181)

Income (loss) before equity in net income (loss) of subsidiaries	(3,656)	(844)	68	—	(4,432)
Equity in income (loss) of subsidiaries	(776)	—	—	776	—

Net income (loss) applicable to common stockholders	$(4,432)	$(844)	$68	$776	$(4,432)

Consolidating Statement of Cash Flows

Three-Month Period Ended March 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(3,395)	$(1,010)	$65	$945	$(3,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,161	—	186	—	4,347
Deferred income taxes	96	1,010	—	—	1,106
Amortization of debt issue costs	563	—	—	—	563
Amortization of syndication contracts	193	—	—	—	193
Payments on syndication contracts	(467)	—	—	—	(467)
Non-cash stock-based compensation	261	—	—	—	261
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	3,466	—	(197)	—	3,269
(Increase) decrease in amounts due from related party	(11)	—	11	—	—
(Increase) decrease in prepaid expenses and other assets	(682)	—	38	—	(644)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(11,504)	—	(35)	—	(11,539)

Net cash provided by (used in) operating activities	(7,319)	—	68	945	(6,306)

Cash flows from investing activities:
Investment in subsidiaries	945	—	—	(945)	—
Purchases of property and equipment and intangibles	(1,164)	—	—	—	(1,164)

Net cash provided by (used in) investing activities	(219)	—	—	(945)	(1,164)

Cash flows from financing activities:
Payments of deferred debt and offering costs	(80)	—	—	—	(80)

Net cash provided by (used in) financing activities	(80)	—	—	—	(80)

Net increase (decrease) in cash and cash equivalents	(7,618)	—	68	—	(7,550)
Cash and cash equivalents:
Beginning	58,276	—	443	—	58,719

Ending	$50,658	$—	$511	$—	$51,169

Consolidating Statement of Cash Flows

Three-Month Period Ended March 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(4,432)	$(844)	$68	$776	$(4,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,527	—	205	—	4,732
Deferred income taxes	(214)	844	8	—	638
Amortization of debt issue costs	539	—	—	—	539
Amortization of syndication contracts	290	—	—	—	290
Payments on syndication contracts	(480)	—	—	—	(480)
Non-cash stock-based compensation	363	—	—	—	363
(Gain) loss on equity investment	(687)	—	—	—	(687)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	6,655	—	152	—	6,807
(Increase) decrease in amounts due from related party	302	—	(302)	—	—
(Increase) decrease in prepaid expenses and other assets	(586)	—	(12)	—	(598)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(10,497)	—	(130)	—	(10,627)

Net cash provided by (used in) operating activities	(4,220)	—	(11)	776	(3,455)

Cash flows from investing activities:
Investment in subsidiaries	776	—	—	(776)	—
Purchase of a business	(348)	—	—	—	(348)
Purchases of property and equipment and intangibles	(2,505)	—	(8)	—	(2,513)

Net cash provided by (used in) investing activities	(2,077)	—	(8)	(776)	(2,861)

Cash flows from financing activities:
Proceeds from issuance of common stock	27	—	—	—	27
Payments of deferred debt and offering costs	(29)	—	—	—	(29)

Net cash provided by (used in) financing activities	(2)	—	—	—	(2)

Net increase (decrease) in cash and cash equivalents	(6,299)	—	(19)	—	(6,318)
Cash and cash equivalents:
Beginning	72,140	—	250	—	72,390

Ending	$65,841	$—	$231	$—	$66,072

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended March 31, 2012, was $46.5 million. Of that amount, revenue generated by our television segment accounted for 71% and revenue generated by our radio segment accounted for 29%.

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

Highlights

During the first quarter of 2012, we achieved revenue growth primarily driven by an increase in core television advertising and an increase in retransmission consent revenue, despite continuing challenges in the advertising environment, as our advertising customers continue to make difficult choices in the current uncertain economic environment. Net revenue increased to $46.5 million, an increase of $2.5 million, or 6%, over the first quarter of 2011. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue for our television segment increased to $33.2 million in the first quarter of 2012, from $30.7 million in the first quarter of 2011. This increase of $2.5 million, or 8%, in net revenue was primarily due to an increase in retransmission consent revenue, partially offset by a decrease in advertising revenue. We generated a total of $5.0 million of retransmission consent revenue in the first quarter of 2012. We anticipate that retransmission consent revenue for the full year 2012 will be greater than it was for the full year 2011 and will continue to be a growing source of net revenues in future periods.

Net revenue for our radio segment was $13.4 million for each of the first quarters of 2012 and 2011.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and TeleFutura-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and TeleFutura-affiliate television stations. During the three-month periods ended March 31, 2012 and 2011, the amount we paid Univision in this capacity was $2.2 million and $1.7 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned TeleFutura and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and TeleFutura-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. As of March 31, 2012, the amount due to us from Univision was $6.0 million related to the agreements for the carriage of our Univision and TeleFutura-affiliated television station signals.

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

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards applicable to us, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2011 Annual Report on Form 10-K.

Three-month Periods Ended March 31, 2012 and 2011

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2012 and 2011 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2012	2011	Change
Statements of Operations Data:
Net revenue	$46,524	$44,044	6%

Direct operating expenses	21,634	20,821	4%
Selling, general and administrative expenses	9,372	9,243	1%
Corporate expenses	3,881	3,745	4%
Depreciation and amortization	4,347	4,732	(8)%

	39,234	38,541	2%

Operating income (loss)	7,290	5,503	32%
Interest expense	(9,100)	(9,443)	(4)%
Interest income	4	2	100%
Other income (loss)	—	687	(100)%

Income (loss) before income taxes	(1,806)	(3,251)	(44)%
Income tax (expense) benefit	(1,589)	(1,181)	35%

Net income (loss) applicable to common stockholders	$(3,395)	$(4,432)	(23)%

Other Data:
Capital expenditures	1,289	2,767
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)	11,624	10,408
Net cash provided by (used in) operating activities	(6,306)	(3,455)
Net cash provided by (used in) investing activities	(1,164)	(2,861)
Net cash provided by (used in) financing activities	(80)	(2)

(1)	Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) on nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our 2010 Credit Facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) on nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum total leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum total leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under the 2010 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of March 31): 2012, 6.8 to 1; 2011, 6.2 to 1. Therefore, we were in compliance with this covenant at each of those dates.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) on nonconsolidated affiliate, non-cash losses and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Three-Month Period Ended March 31,
	2012	2011
Consolidated adjusted EBITDA (1)	$11,624	$10,408
Interest expense	(9,100)	(9,443)
Interest income	4	2
Income tax (expense) benefit	(1,589)	(1,181)
Amortization of syndication contracts	(193)	(290)
Payments on syndication contracts	467	480
Non-cash stock-based compensation included in direct operating expenses	(13)	(51)
Non-cash stock-based compensation included in selling, general and administrative expenses	(109)	(156)
Non-cash stock-based compensation included in corporate expenses	(139)	(156)
Depreciation and amortization	(4,347)	(4,732)
Gain (loss) on equity investment	—	687

Net income (loss)	(3,395)	(4,432)
Depreciation and amortization	4,347	4,732
Deferred income taxes	1,106	638
Amortization of debt issue costs	563	539
Amortization of syndication contracts	193	290
Payments on syndication contracts	(467)	(480)
Non-cash stock-based compensation	261	363
(Gain) loss on equity investment	—	(687)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	3,269	6,807
(Increase) decrease in prepaid expenses and other assets	(644)	(598)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(11,539)	(10,627)

Cash flows from operating activities	$(6,306)	$(3,455)

Consolidated Operations

Net Revenue. Net revenue increased to $46.5 million for the three-month period ended March 31, 2012 from $44.0 million for the three-month period ended March 31, 2011, an increase of $2.5 million. The increase came from our television segment and was primarily attributable to an increase in local advertising and an increase in retransmission consent revenue.

We currently anticipate that net revenue will increase for the full year 2012, primarily due to increased political advertising revenue and increased retransmission consent revenue. However, we believe that we will continue to face a challenging advertising environment in 2012 as our advertising customers continue to make difficult choices in the current uncertain economic environment.

Direct Operating Expenses. Direct operating expenses increased to $21.6 million for the three-month period ended March 31, 2012 from $20.8 million for the three-month period ended March 31, 2011, an increase of $0.8 million. Of the overall increase, $0.6 million came from our television segment and was primarily attributable to an increase in expenses associated with the increase in net revenue and an increase in salary expense. Additionally, $0.2 million of the overall increase came from our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, direct operating expenses were 47% for each of the three-month periods ended March 31, 2012 and 2011. Direct operating expenses as a percentage of net revenue remained constant because the increase in net revenue matched the increase in direct operating expenses.

We believe that direct operating expenses will increase during 2012 primarily as a result of employee salary increases and expenses associated with the anticipated increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.4 million for the three-month period ended March 31, 2012 from $9.2 million for the three-month period ended March 31, 2011, an increase of $0.2 million. The increase came from our television segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 20% for the three-month period ended March 31, 2012 from 21% for the three-month period ended March 31, 2011. Selling, general and administrative expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in selling, general and administrative expenses.

We believe that selling, general and administrative expenses will increase during 2012 primarily as a result of employee salary increases and expenses associated with the anticipated increase in net revenue.

Corporate Expenses. Corporate expenses increased to $3.9 million for the three-month period ended March 31, 2012 from $3.7 million for the three-month period ended March 31, 2011, an increase of $0.2 million. The increase was primarily attributable to the increase in interactive media-related expenses and salary expense. As a percentage of net revenue, corporate expenses decreased to 8% for the three-month period ended March 31, 2012 from 9% for the three-month period ended March 31, 2011. Corporate expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in corporate expenses.

We believe that corporate expenses will increase during 2012 primarily as a result of increased interactive media-related expenses and employee salary increases.

Depreciation and Amortization. Depreciation and amortization decreased to $4.3 million for the three-month period ended March 31, 2012 from $4.7 million for the three-month period ended March 31, 2011, a decrease of $0.4 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $7.3 million for the three-month period ended March 31, 2012, compared to $5.5 million for the three-month period ended March 31, 2011.

Interest Expense. Interest expense decreased to $9.1 million for the three-month period ended March 31, 2012 from $9.4 million for the three-month period ended March 31, 2011, a decrease of $0.3 million. During the fourth quarter of 2011, we purchased $16.2 million of our Notes in the open market. The decrease in interest expense was primarily attributable to the decrease in our debt.

Other Income. We recorded other income of $0.7 million related to the remeasurement of our previously-held 50% interest in Lotus/Entravision Reps LLC, or LER, to fair value in connection with our acquisition of the remaining 50% interest of LER during the three-month period ended March 31, 2011.

Income Tax Expense. Income tax expense for the three-month period ended March 31, 2012 was $1.6 million. The effective income tax rate was higher than our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets. Income tax expense for the three-month period ended March 31, 2011 was $1.2 million. The effective income tax rate was lower than our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets.

As of March 31, 2012, we believe that our deferred tax assets will not be fully realized in the future and we are providing a full valuation allowance against those deferred tax assets. In determining our deferred tax assets subject to a valuation allowance, we excluded the deferred tax liabilities attributable to indefinite-lived intangibles.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $33.2 million for the three-month period ended March 31, 2012 from $30.7 million for the three-month period ended March 31, 2011, an increase of $2.5 million. The increase was primarily attributable to an increase in local advertising and an increase in retransmission consent revenue. We generated a total of $5.0 million and $4.2 million in retransmission consent revenue for the three-month periods ended March 31, 2012 and 2011, respectively. We anticipate that retransmission consent revenue for the full year 2012 will be greater than it was for the full year 2011 and will continue to be a growing source of net revenues in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $13.2 million for the three-month period ended March 31, 2012 from $12.7 million for the three-month period ended March 31, 2011, an increase of $0.5 million. The increase was primarily attributable to an increase in expenses associated with the increase in net revenue and an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.3 million for the three-month period ended March 31, 2012 from $5.2 million for the three-month period ended March 31, 2011, an increase of $0.1 million. The increase was primarily attributable to an increase in salary expense.

Radio

Net Revenue. Net revenue in our radio segment was $13.4 million for each of the three-month periods ended March 31, 2012 and 2011.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $8.4 million for the three-month period ended March 31, 2012 from $8.2 million for the three-month period ended March 31, 2011, an increase of $0.2 million. The increase was primarily attributable to an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment were $4.1 million for each of the three-month periods ended March 31, 2012 and 2011.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. Although we had net losses of approximately $8.2 million and $18.1 million for the years ended December 31, 2011 and 2010, respectively, we had positive cash flow from operations of $17.6 million and $37.1 million for the years ended December 31, 2011 and 2010, respectively. Although we reported negative cash flow from operations of $6.3 million for the three-month period ended March 31, 2012, we expect to have positive cash flow from operations for the 2012 year. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2010 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

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

On April 27, 2012, we gave notice of our intention to redeem $20 million of the remaining Notes outstanding on May 30, 2012. The redemption price for the redeemed Notes will be 103% of the principal amount plus all accrued and unpaid interest. Following this redemption, approximately $364 million in principal amount of the Notes will remain outstanding. We will fund the redemption with cash on hand.

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

2010 Credit Facility

On July 27, 2010, we also entered into a $50 million revolving credit facility (our “2010 Credit Facility”) and terminated the amended syndicated bank credit facility agreement. Our 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. In addition, we may increase the aggregate principal amount of our 2010 Credit Facility by up to an additional $50 million, subject to our satisfying certain conditions. As of March 31, 2012, we had approximately $0.7 million in outstanding letters of credit. We currently have no borrowings outstanding under the 2010 Credit Facility.

Our 2010 Credit Facility is guaranteed on a senior secured basis by all of our existing and future wholly-owned domestic subsidiaries (the “Credit Guarantors”), which are also the Note Guarantors (collectively, the “Guarantors”). Our 2010 Credit Facility is secured on a first priority basis by our and the Credit Guarantors’ assets, which also secure the Notes. Our borrowings, if any, under our 2010 Credit Facility rank senior to the Notes upon the terms set forth in the Intercreditor Agreement that we entered into in connection with our 2010 Credit Facility. Our 2010 Credit Facility is secured by substantially all of the assets, as well as the pledge of the stock of substantially all of the subsidiaries, including the special purpose subsidiary formed to hold our FCC licenses.

In February 2012, we entered into an amendment to the credit agreement governing the 2010 Credit Facility (the “amended Credit Agreement”). The amendment changed certain thresholds for financial covenants relating to total leverage ratio, fixed charge coverage ratio, cash interest coverage ratio and revolving credit facility leverage ratio. In addition, on or after March 31, 2012, the financial covenants shall not be applicable unless any loans are outstanding on the relevant date. The amendment also contains other provisions that are customary for an agreement of this type.

Borrowings under our 2010 Credit Facility bear interest at either: (i) the Base Rate (as defined in the amended Credit Agreement) plus a margin of 3.375% per annum; or (ii) LIBOR plus a margin of 4.375% per annum. We have not drawn on our 2010 Credit Facility.

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

Debt and Equity Financing

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through March 31, 2012. We did not repurchase any shares of Class A common stock during 2010, 2011 or 2012. Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit our ability to make future repurchases of shares of our common stock.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $11.6 million for the three-month period ended March 31, 2012 from $10.4 million for the thee-month period ended March 31, 2011, an increase of $1.2 million, or 12%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 25% for the three-month period ended March 31, 2012 from 24% for the three-month period ended March 31, 2011.

We define consolidated adjusted EBITDA as net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) on nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our 2010 Credit Facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense), equity in net income (loss) on nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum total leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum total leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under the 2010 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of March 31): 2012, 6.8 to 1; 2011, 6.2 to 1. Therefore, we were in compliance with this covenant at each of those dates.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash gain (loss)

on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) on nonconsolidated affiliate, non-cash losses and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 19.

Cash Flow

Net cash flow used by operating activities was $6.3 million for the three-month period ended March 31, 2012 compared to net cash flow used by operating activities of $3.5 million for the three-month period ended March 31, 2011. We had net loss of $3.4 million for the three-month period ended March 31, 2012. Our net loss for the three-month period ended March 31, 2012 was primarily the result of non-cash expenses, including depreciation and amortization expense of $4.3 million. We had a net loss of $4.4 million for the three-month period ended March 31, 2011, which was primarily a result of non-cash expenses, including depreciation and amortization expense of $4.7 million. Nonetheless, we expect to have positive cash flow from operating activities for the 2012 year.

Net cash flow used in investing activities was $1.2 million for the three-month period ended March 31, 2012, compared to net cash flow used in investing activities of $2.9 million for the three-month period ended March 31, 2011. During the three-month period ended March 31, 2012, we spent $1.2 million on net capital expenditures. During the three-month period ended March 31, 2011, we spent $2.5 million on net capital expenditures and $0.4 million related to the acquisition of LER. We anticipate that our capital expenditures will be approximately $9 million during the full year 2012. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $0.1 million for the three-month period ended March 31, 2012. During the three-month period ended March 31, 2012, we made payments of $0.1 million related to the amendment to our Credit Agreement.

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

ITEM 1A.	RISK FACTORS

No material change.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/S/ CHRISTOPHER T. YOUNG
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: May 9, 2012

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