Form 10-Q
period 2012-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2012-08-06
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 1, 2012, there were 54,404,226 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,188,161 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2012

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

•

provisions of our debt instruments, including the indenture governing our $364 million aggregate principal amount of 8.750% senior secured first lien notes due 2017, or the Notes, and the amended agreement governing the current credit facility that we entered into in July 2010, or our 2010 Credit Facility, which restrict certain aspects of the operation of our business;

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

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$40,757	$58,719
Trade receivables, net of allowance for doubtful accounts of $4,286 and $3,926 (including related parties of $8,914 and $5,608)	48,306	44,270
Prepaid expenses and other current assets (including related parties of $274 and $274)	5,697	5,939

Total current assets	94,760	108,928
Property and equipment, net	61,923	65,226
Intangible assets subject to amortization, net (including related parties of $22,039 and $23,513)	23,067	24,598
Intangible assets not subject to amortization	220,701	220,701
Goodwill	36,647	36,647
Other assets	9,845	11,221

Total assets	$446,943	$467,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,891 and $5,691)	37,466	39,750

Total current liabilities	37,584	39,868
Long-term debt, less current maturities (net of bond discount of $3,641 and $4,134)	360,155	379,662
Other long-term liabilities	7,666	8,327
Deferred income taxes	42,430	40,025

Total liabilities	447,835	467,882

Commitments and contingencies (note 4)

Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2012 54,354,226; 2011 53,514,769	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2012 and 2011 22,188,161	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2012 and 2011 9,352,729	1	1
Additional paid-in capital	939,451	938,453
Accumulated deficit	(940,351)	(939,022)

Total stockholders’ equity (deficit)	(892)	(561)

Total liabilities and stockholders’ equity (deficit)	$446,943	$467,321

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net revenue	$54,491	$50,265	$101,015	$94,309

Expenses:
Direct operating expenses (including related parties of $2,461, $1,815, $4,705 and $3,519) (including non-cash stock-based compensation of $43, $53, $56 and $104)	22,876	22,487	44,510	43,308
Selling, general and administrative expenses (including non-cash stock-based compensation of $215, $159, $324 and $315)	9,635	9,286	19,007	18,529
Corporate expenses (including non-cash stock-based compensation of $479, $289, $618 and $445)	4,181	3,772	8,062	7,517
Depreciation and amortization (includes direct operating of $3,076, $3,352, $6,217 and $6,678; selling, general and administrative of $720, $798, $1,437 and $1,619; and corporate of $280, $275, $769 and $860) (including related parties of $580, $627, $1,473 and $1,520)	4,076	4,425	8,423	9,157

	40,768	39,970	80,002	78,511

Operating income (loss)	13,723	10,295	21,013	15,798
Interest expense (including related parties of $0, $15, $0 and $30) (note 2)	(8,959)	(9,459)	(18,059)	(18,902)
Interest income	9	—	13	2
Other income (loss)	—	—	—	687
Gain (loss) on debt extinguishment	(1,230)	—	(1,230)	—

Income (loss) before income taxes	3,543	836	1,737	(2,415)
Income tax (expense) benefit	(1,477)	(1,188)	(3,066)	(2,369)

Net income (loss) applicable to common stockholders	$2,066	$(352)	$(1,329)	$(4,784)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$0.02	$0.00	$(0.02)	$(0.06)

Weighted average common shares outstanding, basic	85,837,846	85,053,417	85,821,963	85,046,396

Weighted average common shares outstanding, diluted	86,178,331	85,053,417	85,821,963	85,046,396

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(1,329)	$(4,784)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,423	9,157
Deferred income taxes	2,405	1,617
Amortization of debt issue costs	1,137	1,086
Amortization of syndication contracts	381	1,143
Payments on syndication contracts	(934)	(955)
Non-cash stock-based compensation	998	864
Other income (loss)	—	(687)
Gain (loss) on debt extinguishment	1,230	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	—	809
(Increase) decrease in accounts receivable	(3,771)	1,605
(Increase) decrease in prepaid expenses and other assets	(177)	47
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,998)	(783)

Net cash provided by (used in) operating activities	6,365	9,119

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(3,647)	(4,702)
Purchase of a business	—	(551)

Net cash provided by (used in) investing activities	(3,647)	(5,253)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	42
Payments on long-term debt	(20,600)	(1,000)
Payments of deferred debt and offering costs	(80)	(29)

Net cash provided by (used in) financing activities	(20,680)	(987)

Net increase (decrease) in cash and cash equivalents	(17,962)	2,879
Cash and cash equivalents:
Beginning	58,719	72,390

Ending	$40,757	$75,269

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$17,651	$18,205

Income taxes	$661	$752

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2012

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Related Party

A majority of the Company’s television stations are Univision- or TeleFutura-affiliated television stations. The Company’s network affiliation agreements with Univision provide certain of its owned stations the exclusive right to broadcast Univision’s primary network and TeleFutura network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to the Company’s consent.

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising on the Company’s Univision- and TeleFutura-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and TeleFutura-affiliate television stations. During the three-month periods ended June 30, 2012 and 2011, the amount the Company paid Univision in this capacity was $2.5 million and $1.8 million, respectively. During the six-month periods ended June 30, 2012 and 2011, the amount the Company paid Univision in this capacity was $4.7 million and $3.5 million, respectively.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted to Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and TeleFutura-affiliated television station signals for a term of six years, expiring December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of June 30, 2012, the amount due to the Company from Univision was $8.9 million related to the agreements for the carriage of its Univision and TeleFutura-affiliated television station signals.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.7 million and $0.5 million for the three-month periods ended June 30, 2012 and 2011, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $1.0 million and $0.9 million for the six-month periods ended June 30, 2012 and 2011, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

Six-Month Period Ended June 30, 2012
Fair value of options granted	$1.26
Expected volatility	89%
Risk-free interest rate	1.5%
Expected lives	7.0 years
Dividend rate	—

As of June 30, 2012, there was approximately $2.5 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of June 30, 2012, there was approximately $0.9 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.2 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except share and per share data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Basic earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$2,066	$(352)	$(1,329)	$(4,784)

Denominator:
Weighted average common shares outstanding	85,837,846	85,053,417	85,821,963	85,046,396

Per share:
Net income (loss) per share applicable to common stockholders	$0.02	$0.00	$(0.02)	$(0.06)

Diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$2,066	$(352)	$(1,329)	$(4,784)

Denominator:
Weighted average common shares outstanding	85,837,846	85,053,417	85,821,963	85,046,396
Dilutive securities:
Stock options and restricted stock units	340,485	—	—	—

Diluted shares outstanding	86,178,331	85,053,417	85,821,963	85,046,396

Per share:
Net income (loss) per share applicable to common stockholders	$0.02	$0.00	$(0.02)	$(0.06)

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the three-month period ended June 30, 2012, a total of 9,636,422 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the six-month period ended June 30, 2012, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 315,580 equivalent shares of dilutive securities for six-month period ended June 30, 2012.

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

During the fourth quarter of 2011, the Company repurchased Notes on the open market with a principal amount of $16.2 million. The Company recorded a loss on debt extinguishment of $0.4 million primarily due to the write off of unamortized finance costs and unamortized bond discount.

On May 30, 2012, the Company repurchased Notes with a principal amount of $20.0 million pursuant to the optional redemption provisions in the Indenture. The redemption price for the redeemed Notes was 103% of the principal amount plus all accrued and unpaid interest. The Company recorded a loss on debt extinguishment of $1.2 million related to the premium paid and the write off of unamortized finance costs and unamortized bond discount.

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

In addition, upon a change of control of the Company, as defined in the indenture governing the issuance of the Notes (the “Indenture”), the Company must make an offer to repurchase all Notes then outstanding, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest. In addition, we may at any time and from time to time purchase Notes in the open market or otherwise.

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

The carrying amount and estimated fair value of the Notes as of June 30, 2012 was $360.2 million and $387.4 million, respectively. The estimated fair value is based on quoted market prices for the Notes.

The Company recognized an increase in interest expense related to amortization of the bond discount of $0.1 million for each of the three-month periods ended June 30, 2012 and 2011. The Company recognized an increase in interest expense related to amortization of the bond discount of $0.3 million for each of the six-month periods ended June 30, 2012 and 2011.

2010 Credit Facility

On July 27, 2010, the Company also entered into a $50 million revolving credit facility (“2010 Credit Facility”) and terminated the amended syndicated bank credit facility agreement. The 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. In addition, the Company may increase the aggregate principal amount of the 2010 Credit Facility by up to an additional $50 million, subject to the Company satisfying certain conditions. As of June 30, 2012, the Company had approximately $0.7 million in outstanding letters of credit. The Company currently has no outstanding borrowings under the 2010 Credit Facility.

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

Radio Broadcasting

The Company owns and operates 49 radio stations (38 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the three- and six-month periods ended June 30, 2012 and 2011. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		% Change	Ended June 30,		% Change
	2012	2011	2012 to 2011	2012	2011	2012 to 2011
Net Revenue
Television	$37,399	$33,118	13%	$70,563	$63,786	11%
Radio	17,092	17,147	(0)%	30,452	30,523	(0)%

Consolidated	54,491	50,265	8%	101,015	94,309	7%

Direct operating expenses
Television	13,997	13,665	2%	27,218	26,324	3%
Radio	8,879	8,822	1%	17,292	16,984	2%

Consolidated	22,876	22,487	2%	44,510	43,308	3%

Selling, general and administrative expenses
Television	5,209	4,991	4%	10,523	10,162	4%
Radio	4,426	4,295	3%	8,484	8,367	1%

Consolidated	9,635	9,286	4%	19,007	18,529	3%

Depreciation and amortization
Television	3,303	3,539	(7)%	6,861	7,374	(7)%
Radio	773	886	(13)%	1,562	1,783	(12)%

Consolidated	4,076	4,425	(8)%	8,423	9,157	(8)%

Segment operating profit
Television	14,890	10,923	36%	25,961	19,926	30%
Radio	3,014	3,144	(4)%	3,114	3,389	(8)%

Consolidated	17,904	14,067	27%	29,075	23,315	25%

Corporate expenses	4,181	3,772	11%	8,062	7,517	7%

Operating income (loss)	13,723	10,295	33%	21,013	15,798	33%

Interest expense	(8,959)	(9,459)	(5)%	(18,059)	(18,902)	(4)%
Interest income	9	—	*	13	2	*
Other income (loss)	—	—	*	—	687	(100)%
Gain (loss) on debt extinguishment	(1,230)	—	*	(1,230)	—	*

Income (loss) before income taxes	$3,543	$836	324%	$1,737	$(2,415)	*

Capital expenditures
Television	$1,763	$1,413		$2,682	$4,030
Radio	536	186		906	336

Consolidated	$2,299	$1,599		$3,588	$4,366

	June 30, 2012	December 31, 2011
Total assets
Television	$323,786	$342,462
Radio	123,157	124,859

Consolidated	$446,943	$467,321

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

Set forth below are consolidating financial statements related to the Company, its material guarantor subsidiary Entravision Holdings, LLC, and its non-guarantor subsidiaries. Consolidating balance sheets are presented as of June 30, 2012 and December 31, 2011 and the related consolidating statements of operations are presented for the three- and six-month periods ended June 30, 2012 and 2011. Consolidating statements of cash flows are presented for the six-month periods ended June 30, 2012 and 2011. The equity method of accounting has been used by the Company to report its investment in subsidiaries.

Consolidating Balance Sheet

June 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$40,492	$—	$265	$—	$40,757
Trade receivables, net of allowance for doubtful accounts	47,900	—	406	—	48,306
Prepaid expenses and other current assets	5,506	—	191	—	5,697

Total current assets	93,898	—	862	—	94,760
Property and equipment, net	59,101	—	2,822	—	61,923
Intangible assets subject to amortization, net	23,067	—	—	—	23,067
Intangible assets not subject to amortization	38,739	178,262	3,700	—	220,701
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	168,545	—	—	(168,545)	—
Other assets	9,845	—	12,807	(12,807)	9,845

Total assets	$428,848	$178,262	$21,185	$(181,352)	$446,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Advances payable, related parties	$118	$—	$—	$—	$118
Accounts payable and accrued expenses	47,634	—	630	(10,798)	37,466

Total current liabilities	47,752	—	630	(10,798)	37,584
Long-term debt, less current maturities	360,155	—	—	—	360,155
Other long-term liabilities	7,666	—	—	—	7,666
Deferred income taxes	14,167	30,272	—	(2,009)	42,430

Total liabilities	429,740	30,272	630	(12,807)	447,835

Stockholders’ equity (deficit)
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class U common stock	1	—	—	—	1
Member’s capital	—	804,654	—	(804,654)	—
Additional paid-in capital	939,451	—	12,652	(12,652)	939,451
Accumulated deficit	(940,351)	(656,664)	7,903	648,761	(940,351)

Total stockholders’ equity (deficit)	(892)	147,990	20,555	(168,545)	(892)

Total liabilities and stockholders’ equity (deficit)	$428,848	$178,262	$21,185	$(181,352)	$446,943

Consolidating Balance Sheet

December 31, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets
Cash and cash equivalents	$58,276	$—	$443	$—	$58,719
Trade receivables, net of allowance for doubtful accounts	43,951	—	319	—	44,270
Prepaid expenses and other current assets	5,678	—	261	—	5,939

Total current assets	107,905	—	1,023	—	108,928
Property and equipment, net	62,046	—	3,180	—	65,226
Intangible assets subject to amortization, net	24,598	—	—	—	24,598
Intangible assets not subject to amortization	38,739	178,262	3,700	—	220,701
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	170,580	—	—	(170,580)	—
Other assets	11,221	—	12,603	(12,603)	11,221

Total assets	$450,742	$178,262	$21,500	$(183,183)	$467,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Advances payable, related parties	$118	$—	$—	$—	$118
Accounts payable and accrued expenses	49,633	—	930	(10,813)	39,750

Total current liabilities	49,751	—	930	(10,813)	39,868
Long-term debt, less current maturities	379,662	—	—	—	379,662
Other long-term liabilities	8,327	—	—	—	8,327
Deferred income taxes	13,563	28,252	—	(1,790)	40,025

Total liabilities	451,303	28,252	930	(12,603)	467,882

Stockholders’ equity (deficit)
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class U common stock	1	—	—	—	1
Member’s capital	—	804,654	12,652	(817,306)	—
Additional paid-in capital	938,453	—	—	—	938,453
Accumulated deficit	(939,022)	(654,644)	7,918	646,726	(939,022)

Total stockholders’ equity (deficit)	(561)	150,010	20,570	(170,580)	(561)

Total liabilities and stockholders’ equity (deficit)	$450,742	$178,262	$21,500	$(183,183)	$467,321

Consolidating Statement of Operations

Three-Month Period Ended June 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$54,360	$—	$496	$(365)	$54,491

Expenses:
Direct operating expenses	22,859	—	382	(365)	22,876
Selling, general and administrative expenses	9,516	—	119	—	9,635
Corporate expenses	4,181	—	—	—	4,181
Depreciation and amortization	3,898	—	178	—	4,076

	40,454	—	679	(365)	40,768

Operating income (loss)	13,906	—	(183)	—	13,723
Interest expense	(8,959)	—	—	—	(8,959)
Interest income	9	—	—	—	9
Gain (loss) on debt extinguishment	(1,230)	—	—	—	(1,230)

Income (loss) before income taxes	3,726	—	(183)	—	3,543
Income tax (expense) benefit	(570)	(1,010)	103	—	(1,477)

Income (loss) before equity in net income (loss) of subsidiaries	3,156	(1,010)	(80)	—	2,066
Equity in income (loss) of subsidiaries	(1,090)	—	—	1,090	—

Net income (loss) applicable to common stockholders	$2,066	$(1,010)	$(80)	$1,090	$2,066

Consolidating Statement of Operations

Three-Month Period Ended June 30, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$49,863	$—	$1,106	$(704)	$50,265

Expenses:
Direct operating expenses	22,766	—	425	(704)	22,487
Selling, general and administrative expenses	9,150	—	136	—	9,286
Corporate expenses	3,772	—	—	—	3,772
Depreciation and amortization	4,221	—	204	—	4,425

	39,909	—	765	(704)	39,970

Operating income (loss)	9,954	—	341	—	10,295
Interest expense	(9,459)	—	—	—	(9,459)

Income (loss) before income taxes	495	—	341	—	836
Income tax (expense) benefit	(145)	(851)	(192)	—	(1,188)

Income (loss) before equity in net income (loss) of subsidiaries	350	(851)	149	—	(352)
Equity in income (loss) of subsidiaries	(702)	—	—	702	—

Net income (loss) applicable to common stockholders	$(352)	$(851)	$149	$702	$(352)

Consolidating Statement of Operations

Six-Month Period Ended June 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$100,309	$—	$1,342	$(636)	$101,015

Expenses:
Direct operating expenses	44,379	—	767	(636)	44,510
Selling, general and administrative expenses	18,761	—	246	—	19,007
Corporate expenses	8,062	—	—	—	8,062
Depreciation and amortization	8,059	—	364	—	8,423

	79,261	—	1,377	(636)	80,002

Operating income (loss)	21,048	—	(35)	—	21,013
Interest expense	(18,059)	—	—	—	(18,059)
Interest income	13	—	—	—	13
Gain (loss) on debt extinguishment	(1,230)	—	—	—	(1,230)

Income (loss) before income taxes	1,772	—	(35)	—	1,737
Income tax (expense) benefit	(1,066)	(2,020)	20	—	(3,066)

Income (loss) before equity in net income (loss) of subsidiaries	706	(2,020)	(15)	—	(1,329)
Equity in income (loss) of subsidiaries	(2,035)	—	—	2,035	—

Net income (loss) applicable to common stockholders	$(1,329)	$(2,020)	$(15)	$2,035	$(1,329)

Consolidating Statement of Operations

Six-Month Period Ended June 30, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$93,696	$—	$1,949	$(1,336)	$94,309

Expenses:
Direct operating expenses	43,865	—	779	(1,336)	43,308
Selling, general and administrative expenses	18,265	—	264	—	18,529
Corporate expenses	7,517	—	—	—	7,517
Depreciation and amortization	8,748	—	409	—	9,157

	78,395	—	1,452	(1,336)	78,511

Operating income (loss)	15,301	—	497	—	15,798
Interest expense	(18,902)	—	—	—	(18,902)
Interest income	2	—	—	—	2
Other income (loss)	687	—	—	—	687

Income (loss) before income taxes	(2,912)	—	497	—	(2,415)
Income tax (expense) benefit	(394)	(1,695)	(280)	—	(2,369)

Income (loss) before equity in net income (loss) of subsidiaries	(3,306)	(1,695)	217	—	(4,784)
Equity in income (loss) of subsidiaries	(1,478)	—	—	1,478	—

Net income (loss) applicable to common stockholders	$(4,784)	$(1,695)	$217	$1,478	$(4,784)

Consolidating Statement of Cash Flows

Six-Month Period Ended June 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating actvities:
Net income (loss)	$(1,329)	$(2,020)	$(15)	$2,035	$(1,329)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,059	—	364	—	8,423
Deferred income taxes	580	2,020	(195)	—	2,405
Amortization of debt issue costs	1,137	—	—	—	1,137
Amortization of syndication contracts	381	—	—	—	381
Payments on syndication contracts	(934)	—	—	—	(934)
Non-cash stock-based compensation	998	—	—	—	998
Gain (loss) on debt extinguishment	1,230	—	—	—	1,230
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(3,684)	—	(87)	—	(3,771)
(Increase) decrease in amounts due from related party	(15)	—	15	—	—
(Increase) decrease in prepaid expenses and other assets	(223)	—	46	—	(177)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,698)	—	(300)	—	(1,998)

Net cash provided by (used in) operating activities	4,502	—	(172)	2,035	6,365

Cash flows from investing actvities:
Investment in subsidiaries	2,035	—	—	(2,035)	—
Purchases of property and equipment and intangibles	(3,641)	—	(6)	—	(3,647)

Net cash provided by (used in) investing activities	(1,606)	—	(6)	(2,035)	(3,647)

Cash flows from financing actvities:
Payments on long-term debt	(20,600)	—	—	—	(20,600)
Payments of deferred debt and offering costs	(80)	—	—	—	(80)

Net cash provided by (used in) financing activities	(20,680)	—	—	—	(20,680)

Net increase (decrease) in cash and cash equivalents	(17,784)	—	(178)	—	(17,962)
Cash and cash equivalents:
Beginning	58,276	—	443	—	58,719

Ending	$40,492	$—	$265	$—	$40,757

Consolidating Statement of Cash Flows

Six-Month Period Ended June 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Cash flows from operating actvities:
Net income (loss)	$(4,784)	$(1,695)	$217	$1,478	$(4,784)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,748	—	409	—	9,157
Deferred income taxes	(210)	1,695	132	—	1,617
Amortization of debt issue costs	1,086	—	—	—	1,086
Amortization of syndication contracts	1,143	—	—	—	1,143
Payments on syndication contracts	(955)	—	—	—	(955)
Non-cash stock-based compensation	864	—	—	—	864
Other income (loss)	(687)	—	—	—	(687)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	809	—	—	—	809
(Increase) decrease in accounts receivable	1,778	—	(173)	—	1,605
(Increase) decrease in amounts due from related party	406	—	(406)	—	—
(Increase) decrease in prepaid expenses and other assets	73	—	(26)	—	47
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(739)	—	(44)	—	(783)

Net cash provided by (used in) operating activities	7,532	—	109	1,478	9,119

Cash flows from investing actvities:
Investment in subsidiaries	1,478	—	—	(1,478)	—
Purchase of a business	(551)	—	—	—	(551)
Purchases of property and equipment and intangibles	(4,511)	—	(191)	—	(4,702)

Net cash provided by (used in) investing activities	(3,584)	—	(191)	(1,478)	(5,253)

Cash flows from financing actvities:
Proceeds from issuance of common stock	42	—	—	—	42
Payments on long-term debt	(1,000)	—	—	—	(1,000)
Payments of deferred debt and offering costs	(29)	—	—	—	(29)

Net cash provided by (used in) financing activities	(987)	—	—	—	(987)

Net increase (decrease) in cash and cash equivalents	2,961	—	(82)	—	2,879
Cash and cash equivalents:
Beginning	72,140	—	250	—	72,390

Ending	$75,101	$—	$168	$—	$75,269

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended June 30, 2012, was $54.5 million. Of that amount, revenue generated by our television segment accounted for 69% and revenue generated by our radio segment accounted for 31%.

As of the date of filing this report, we own and/or operate 53 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations (38 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Our television and radio stations typically have local websites and other digital and interactive media platforms that provide users with news and information as well as a variety of other products and services.

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

Highlights

During the second quarter of 2012, we achieved revenue growth primarily driven by an increase in our television segment. Net revenue increased to $54.5 million, an increase of $4.2 million, or 8%, over the second quarter of 2011. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue for our television segment increased to $37.4 million in the second quarter of 2012, from $33.1 million in the second quarter of 2011. This increase of $4.3 million, or 13%, in net revenue was primarily due to increases in core advertising revenue, political advertising revenue and retransmission consent revenue. In addition, our television segment benefited from revenue growth generated from a more diversified base of advertising categories. We generated a total of $5.2 million of retransmission consent revenue in the second quarter of 2012. We anticipate that retransmission consent revenue for the full year 2012 will be greater than it was for the full year 2011 and will continue to be a growing source of net revenues in future periods.

Net revenue for our radio segment was $17.1 million for each of the second quarters of 2012 and 2011.

Relationship with Univision

A majority of our television stations are Univision- or TeleFutura-affiliated television stations. Our network affiliation agreements, as amended, with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and TeleFutura network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under the network affiliation agreements, we generally retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, and approximately four and a half minutes per hour of the available advertising time on the TeleFutura network. Those allocations are subject to adjustment from time to time by Univision.

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and TeleFutura-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and TeleFutura-affiliate television stations. During the three-month periods ended June 30, 2012 and 2011, the amount we paid Univision in this capacity was $2.5 million and $1.8 million, respectively. During the six-month periods ended June 30, 2012 and 2011, the amount we paid Univision in this capacity was $4.7 million and $3.5 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned TeleFutura and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and TeleFutura-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. As of June 30, 2012, the amount due to us from Univision was $8.9 million related to the agreements for the carriage of our Univision and TeleFutura-affiliated television station signals.

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

Three-and Six-Month Periods Ended June 30, 2012 and 2011

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2012 and 2011 (in thousands):

	Three-Month Period Ended June 30,		%	Six-Month Period Ended June 30,		%
	2012	2011	Change	2012	2011	Change
Statements of Operations Data:
Net revenue	$54,491	$50,265	8%	$101,015	$94,309	7%

Direct operating expenses	22,876	22,487	2%	44,510	43,308	3%
Selling, general and administrative expenses	9,635	9,286	4%	19,007	18,529	3%
Corporate expenses	4,181	3,772	11%	8,062	7,517	7%
Depreciation and amortization	4,076	4,425	(8)%	8,423	9,157	(8)%

	40,768	39,970	2%	80,002	78,511	2%

Operating income	13,723	10,295	33%	21,013	15,798	33%
Interest expense	(8,959)	(9,459)	(5)%	(18,059)	(18,902)	(4)%
Interest income	9	—	*	13	2	*
Other income (loss)	—	—	*	—	687	(100)%
Gain (loss) on debt extinguishment	(1,230)	—	*	(1,230)	—	*

Income (loss) before income taxes	3,543	836	324%	1,737	(2,415)	*
Income tax (expense) benefit	(1,477)	(1,188)	24%	(3,066)	(2,369)	29%

Net income (loss) applicable to common stockholders	$2,066	$(352)	*	$(1,329)	$(4,784)	(72)%

Other Data:
Capital expenditures	2,299	1,599		3,588	4,366
Consolidated adjusted EBITDA (adjusted for non-cashstock-based compensation) (1)				29,881	26,007
Net cash provided by (used in) operating activities				6,365	9,119
Net cash provided by (used in) investing activities				(3,647)	(5,253)
Net cash provided by (used in) financing activities				(20,680)	(987)

(1)	Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) on nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our 2010 Credit Facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) on nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum total leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum total leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under the 2010 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of June 30): 2012, 6.1 to 1; 2011, 6.6 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Six-Month Period Ended June 30,
	2012	2011

Consolidated adjusted EBITDA (1)	$29,881	$26,007

Interest expense	(18,059)	(18,902)
Interest income	13	2
Income tax (expense) benefit	(3,066)	(2,369)
Amortization of syndication contracts	(381)	(1,143)
Payments on syndication contracts	934	955
Non-cash stock-based compensation included in direct operating expenses	(56)	(104)
Non-cash stock-based compensation included in selling, general and administrative expenses	(324)	(315)
Non-cash stock-based compensation included in corporate expenses	(618)	(445)
Depreciation and amortization	(8,423)	(9,157)
Other income (loss)	—	687
Gain (loss) on debt extinguishment	(1,230)	—

Net income (loss)	(1,329)	(4,784)

Depreciation and amortization	8,423	9,157
Deferred income taxes	2,405	1,617
Amortization of debt issue costs	1,137	1,086
Amortization of syndication contracts	381	1,143
Payments on syndication contracts	(934)	(955)
Non-cash stock-based compensation	998	864
Other (income) loss	—	(687)
(Gain) loss on debt extinguishment	1,230	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	—	809
(Increase) decrease in accounts receivable	(3,771)	1,605
(Increase) decrease in prepaid expenses and other assets	(177)	47
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,998)	(783)

Cash flows from operating activities	$6,365	$9,119

Consolidated Operations

Net Revenue. Net revenue increased to $54.5 million for the three-month period ended June 30, 2012 from $50.3 million for the three-month period ended June 30, 2011, an increase of $4.2 million. The increase came from our television segment and was primarily attributable to increases in core advertising revenue, political advertising revenue, which was not material in 2011, and retransmission consent revenue.

Net revenue increased to $101.0 million for the six-month period ended June 30, 2012 from $94.3 million for the six-month period ended June 30, 2011, an increase of $6.7 million. The increase came from our television segment and was primarily attributable to increases in core advertising revenue, political advertising revenue, which was not material in 2011, and retransmission consent revenue.

We currently anticipate that net revenue will continue to increase for the full year 2012, primarily due to increased core advertising revenue, political advertising revenue and increased retransmission consent revenue. However, we believe that we will continue to face a challenging advertising environment in 2012 as our advertising customers continue to make difficult choices in the current uncertain economic environment.

Direct Operating Expenses. Direct operating expenses increased to $22.9 million for the three-month period ended June 30, 2012 from $22.5 million for the three-month period ended June 30, 2011, an increase of $0.4 million. Of the overall increase, $0.3 million came from our television segment and was primarily attributable to an increase in expenses associated with the increase in net revenue and an increase in salary expense. Additionally, $0.1 million of the overall increase came from our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 42% for the three-month period ended June 30, 2012 from 45% for the three-month period ended June 30, 2011. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

Direct operating expenses increased to $44.5 million for the six-month period ended June 30, 2012 from $43.3 million for the six-month period ended June 30, 2011, an increase of $1.2 million. Of the overall increase, $0.9 million came from our television segment and was primarily attributable to an increase in expenses associated with the increase in net revenue and an increase in salary expense. Additionally, $0.3 million of the overall increase came from our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 44% for the six-month period ended June 30, 2012 from 46% for the six-month period ended June 30, 2011. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

We believe that direct operating expenses will continue to increase during 2012 primarily as a result of employee salary increases and expenses associated with the anticipated increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.6 million for the three-month period ended June 30, 2012 from $9.3 million for the three-month period ended June 30, 2011, an increase of $0.3 million. Of the overall increase, $0.2 million came from our television segment and was primarily attributable to an increase in salary expense. Additionally, $0.1 million of the overall increase came from our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, selling, general and administrative expenses remained constant at 18% for each of the three-month periods ended June 30, 2012 and 2011. Selling, general and administrative expenses as a percentage of net revenue remained constant because the increase in net revenue matched the increase in selling, general and administrative expenses.

Selling, general and administrative expenses increased to $19.0 million for the six-month period ended June 30, 2012 from $18.5 million for the six-month period ended June 30, 2011, an increase of $0.5 million. Of the overall increase, $0.4 million came from our television segment and was primarily attributable to an increase in salary expense. Additionally, $0.1 million of the overall increase came from our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 19% for the six-month period ended June 30, 2012 from 20% for the six-month period ended June 30, 2011. Selling, general and administrative expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in selling, general and administrative expenses.

We believe that selling, general and administrative expenses will continue to increase during 2012 primarily as a result of employee salary increases.

Corporate Expenses. Corporate expenses increased to $4.2 million for the three-month period ended June 30, 2012 from $3.8 million for the three-month period ended June 30, 2011, an increase of $0.4 million. The increase was primarily attributable to the increase in non-cash stock-based compensation, interactive media-related expenses and salary expense. As a percentage of net revenue, corporate expenses remained constant at 8% for each of the three-month periods ended June 30, 2012 and 2011.

Corporate expenses increased to $8.1 million for the six-month period ended June 30, 2012 from $7.5 million for the six-month period ended June 30, 2011, an increase of $0.6 million. The increase was primarily attributable to the increase in non-cash stock-based compensation, interactive media-related expenses and salary expense. As a percentage of net revenue, corporate expenses remained constant at 8% for each of the six-month periods ended June 30, 2012 and 2011.

We believe that corporate expenses will continue to increase during 2012 primarily as a result of increased interactive media-related expenses and employee salary increases.

Depreciation and Amortization. Depreciation and amortization decreased to $4.1 million for the three-month period ended June 30, 2012 from $4.4 million for the three-month period ended June 30, 2011, a decrease of $0.3 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Depreciation and amortization decreased to $8.4 million for the six-month period ended June 30, 2012 from $9.2 million for the six-month period ended June 30, 2011, a decrease of $0.8 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $13.7 million for the three-month period ended June 30, 2012, compared to $10.3 million for the three-month period ended June 30, 2011. As a result of the above factors, operating income was $21.0 million for the six-month period ended June 30, 2012, compared to $15.8 million for the six-month period ended June 30, 2011.

Interest Expense. Interest expense decreased to $9.0 million for the three-month period ended June 30, 2012 from $9.5 million for the three-month period ended June 30, 2011, a decrease of $0.5 million. On May 30, 2012, we repurchased $20.0 million of our Notes. During the fourth quarter of 2011, we repurchased $16.2 million of our Notes. The decrease in interest expense was primarily attributable to the decrease in our outstanding debt.

Interest expense decreased to $18.1 million for the six-month period ended June 30, 2012 from $18.9 million for the six-month period ended June 30, 2011, a decrease of $0.8 million. On May 30, 2012, we repurchased $20.0 million of our Notes. During the fourth quarter of 2011, we repurchased $16.2 million of our Notes. The decrease in interest expense was primarily attributable to the decrease in our outstanding debt.

Other Income. We recorded other income of $0.7 million related to the remeasurement of our previously-held 50% interest in Lotus/Entravision Reps LLC, or LER, to fair value in connection with our acquisition of the remaining 50% interest of LER during the six-month period ended June 30, 2011.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $1.2 million related to the premium paid, unamortized finance costs and unamortized bond discount associated with the repurchase of Notes during the three- and six-month periods ended June 30, 2012.

Income Tax Expense. Income tax expense for the six-month period ended June 30, 2012 was $3.1 million. The effective income tax rate was higher than our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets. Income tax expense for the six-month period ended June 30, 2011 was $2.4 million. The effective income tax rate was lower than our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets.

As of June 30, 2012, we believe that our deferred tax assets will not be fully realized in the future and we are providing a full valuation allowance against those deferred tax assets. In determining our deferred tax assets subject to a valuation allowance, we excluded the deferred tax liabilities attributable to indefinite-lived intangibles.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $37.4 million for the three-month period ended June 30, 2012 from $33.1 million for the three-month period ended June 30, 2011, an increase of $4.3 million. The increase was primarily attributable to increases in core advertising revenue, political advertising revenue, which was not material in 2011, and retransmission consent revenue. We generated a total of $5.2 million and $4.4 million in retransmission consent revenue for the three-month periods ended June 30, 2012 and 2011, respectively.

Net revenue in our television segment increased to $70.6 million for the six-month period ended June 30, 2012 from $63.8 million for the six-month period ended June 30, 2011, an increase of $6.8 million. The increase was primarily attributable to increases in core advertising revenue, political advertising revenue, which was not material in 2011, and retransmission consent revenue. We generated a total of $10.2 million and $8.6 million in retransmission consent revenue for the six-month periods ended June 30, 2012 and 2011, respectively. We anticipate that retransmission consent revenue for the full year 2012 will be greater than it was for the full year 2011 and will continue to be a growing source of net revenues in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $14.0 million for the three-month period ended June 30, 2012 from $13.7 million for the three-month period ended June 30, 2011, an increase of $0.3 million. The increase was primarily attributable to an increase in expenses associated with the increase in net revenue and an increase in salary expense.

Direct operating expenses in our television segment increased to $27.2 million for the six-month period ended June 30, 2012 from $26.3 million for the six-month period ended June 30, 2011, an increase of $0.9 million. The increase was primarily attributable to an increase in expenses associated with the increase in net revenue and an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.2 million for the three-month period ended June 30, 2012 from $5.0 million for the three-month period ended June 30, 2011, an increase of $0.2 million. The increase was primarily attributable to an increase in salary expense.

Selling, general and administrative expenses in our television segment increased to $10.5 million for the six-month period ended June 30, 2012 from $10.2 million for the six-month period ended June 30, 2011, an increase of $0.3 million. The increase was primarily attributable to an increase in salary expense.

Radio

Net Revenue. Net revenue in our radio segment was $17.1 million for each of the three-month periods ended June 30, 2012 and 2011.

Net revenue in our radio segment was $30.5 million for each of the six-month periods ended June 30, 2012 and 2011.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $8.9 million for the three-month period ended June 30, 2012 from $8.8 million for the three-month period ended June 30, 2011, an increase of $0.1 million. The increase was primarily attributable to an increase in salary expense.

Direct operating expenses in our radio segment increased to $17.3 million for the six-month period ended June 30, 2012 from $17.0 million for the six-month period ended June 30, 2011, an increase of $0.3 million. The increase was primarily attributable to an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $4.4 million for the three -month period ended June 30, 2012 from $4.3 million for the three-month period ended June 30, 2011, an increase of $0.1 million. The increase was primarily attributable to an increase in salary expense.

Selling, general and administrative expenses in our radio segment increased to $8.5 million for the six-month period ended June 30, 2012 from $8.4 million for the six-month period ended June 30, 2011, an increase of $0.1 million. The increase was primarily attributable to an increase in salary expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. Although we had net losses of approximately $8.2 million and $18.1 million for the years ended December 31, 2011 and 2010, respectively, we had positive cash flow from operations of $17.6 million and $37.1 million for the years ended December 31, 2011 and 2010, respectively. We generated cash flow from operations of $6.4 million for the six-month period ended June 30, 2012 and we expect to have positive cash flow from operations for the 2012 year. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2010 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

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

During the fourth quarter of 2011, we repurchased Notes on the open market with a principal amount of $16.2 million. We recorded a loss on debt extinguishment of $0.4 million primarily due to the write off of unamortized finance costs and unamortized bond discount.

On May 30, 2012, we repurchased Notes with a principal amount of $20.0 million pursuant to the optional redemption provisions in the Indenture. The redemption price for the redeemed Notes was 103% of the principal amount plus all accrued and unpaid interest. We recorded a loss on debt extinguishment of $1.2 million related to the premium paid and the write off of unamortized finance costs and unamortized bond discount.

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

In addition, upon a change of control of the Company, as defined in the Indenture, we must make an offer to repurchase all Notes then outstanding, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest. In addition, we may at any time and from time to time purchase Notes in the open market or otherwise.

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

2010 Credit Facility

On July 27, 2010, we also entered into a $50 million revolving credit facility (our “2010 Credit Facility”) and terminated the amended syndicated bank credit facility agreement. Our 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. In addition, we may increase the aggregate principal amount of our 2010 Credit Facility by up to an additional $50 million, subject to our satisfying certain conditions. As of June 30, 2012, we had approximately $0.7 million in outstanding letters of credit. We currently have no borrowings outstanding under the 2010 Credit Facility.

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

Debt and Equity Financing

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through June 30, 2012. We did not repurchase any shares of Class A common stock during 2010, 2011 or 2012. Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit our ability to make future repurchases of shares of our common stock.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $29.9 million for the six-month period ended June 30, 2012 from $26.0 million for the six-month period ended June 30, 2011, an increase of $3.9 million, or 15%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 30% for the six-month period ended June 30, 2012 from 28% for the six-month period ended June 30, 2011.

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

Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum total leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum total leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under the 2010 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of June 30): 2012, 6.1 to 1; 2011, 6.6 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 20.

Cash Flow

Net cash flow provided by operating activities was $6.4 million for the six-month period ended June 30, 2012, compared to net cash flow used by operating activities of $9.1 million for the six-month period ended June 30, 2011. We had a net loss of $1.3 million for the six-month period ended June 30, 2012. Our net loss for the six-month period ended June 30, 2012 was primarily the result of non-cash expenses, including depreciation and amortization expense of $8.4 million. We had a net loss of $4.8 million for the six-month period ended June 30, 2011, which was primarily a result of non-cash expenses, including depreciation and amortization expense of $9.2 million. We expect to have positive cash flow from operating activities for the 2012 year.

Net cash flow used in investing activities was $3.6 million for the six-month period ended June 30, 2012, compared to net cash flow used in investing activities of $5.3 million for the six-month period ended June 30, 2011. During the six-month period ended June 30, 2012, we spent $3.6 million on net capital expenditures. During the six-month period ended June 30, 2011, we spent $4.0 million on net capital expenditures, $0.7 million related to the purchase of an FCC license and $0.6 million related to the acquisition of LER. We anticipate that our capital expenditures will be approximately $10 million during the full year 2012. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $20.7 million for the six-month period ended June 30, 2012, compared to net cash flow used in financing activities of $1.0 million for the six-month period ended June 30, 2012. During the six-month period ended June 30, 2012, we made payments of $20.0 million to repurchase debt and $0.6 million for the related debt premium. During the six-month period ended June 30, 2011, we made debt payments of $1.0 million.

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

None.

I TEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

I TEM 6. EXHIBITS

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

Date: August 6, 2012

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