Form 10-Q
period 2012-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2012-11-02
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 1, 2012, there were 54,404,226 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,188,161 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012

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

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$45,238	$58,719
Trade receivables, net of allowance for doubtful accounts of $4,459 and $3,926 (including related parties of $6,063 and $5,608)	48,059	44,270
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,876	5,939

Total current assets	100,173	108,928
Property and equipment, net	62,063	65,226
Intangible assets subject to amortization, net (including related parties of $21,459 and $23,513)	22,457	24,598
Intangible assets not subject to amortization	220,701	220,701
Goodwill	36,647	36,647
Other assets	9,466	11,221

Total assets	$451,507	$467,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Advances payable, related parties	118	118
Accounts payable, accrued expenses and other liabilities (including related parties of $4,121 and $5,691)	32,382	39,750

Total current liabilities	32,500	39,868
Long-term debt, less current maturities (net of bond discount of $3,497 and $4,134)	360,299	379,662
Other long-term liabilities	8,070	8,327
Deferred income taxes	43,510	40,025

Total liabilities	444,379	467,882

Commitments and contingencies (note 4)

Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2012 54,404,226; 2011 53,514,769	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2012 and 2011 22,188,161	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2012 and 2011 9,352,729	1	1
Additional paid-in capital	940,238	938,453
Accumulated deficit	(933,118)	(939,022)

Total stockholders’ equity (deficit)	7,128	(561)

Total liabilities and stockholders’ equity (deficit)	$451,507	$467,321

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net revenue	$58,486	$50,115	$159,501	$144,424

Expenses:
Direct operating expenses (including related parties of $2,788, $2,366, $7,493, and $5,885) (including non-cash stock-based compensation of $45, $51, $101 and $155)	23,293	22,582	67,803	65,890
Selling, general and administrative expenses (including non-cash stock-based compensation of $222, $157, $546, and $472)	9,593	8,621	28,600	27,150
Corporate expenses (including non-cash stock-based compensation of $498, $287, $1,116, and $732)	4,465	3,885	12,527	11,402
Depreciation and amortization (includes direct operating of $3,061, $3,333, $9,278, and $10,011;selling, general and administrative of $718, $797, $2,155, and $2,416;and corporate of $234, $885, $1,003, and $1,745) (including related parties of $580, $1,205, $2,053, and $2,725)	4,013	5,015	12,436	14,172

	41,364	40,103	121,366	118,614

Operating income (loss)	17,122	10,012	38,135	25,810
Interest expense (including related parties of $0, $0, $0, and $30) (note 2)	(8,671)	(9,444)	(26,730)	(28,346)
Interest income	10	—	23	2
Other income (loss)	—	—	—	687
Gain (loss) on debt extinguishment	—	—	(1,230)	—

Income (loss) before income taxes	8,461	568	10,198	(1,847)
Income tax (expense) benefit	(1,228)	(1,952)	(4,294)	(4,321)

Net income (loss) applicable to common stockholders	$7,233	$(1,384)	$5,904	$(6,168)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$0.08	$(0.02)	$0.07	$(0.07)

Weighted average common shares outstanding, basic	85,940,225	85,055,659	85,861,671	85,049,518

Weighted average common shares outstanding, diluted	86,386,655	85,055,659	86,220,868	85,049,518

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,904	$(6,168)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,436	14,172
Deferred income taxes	3,485	3,444
Amortization of debt issue costs	1,706	1,642
Amortization of syndication contracts	556	1,297
Payments on syndication contracts	(1,369)	(1,506)
Non-cash stock-based compensation	1,763	1,359
Other (income) loss	—	(687)
Gain (loss) on debt extinguishment	1,230	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	—	809
(Increase) decrease in accounts receivable	(3,511)	1,655
(Increase) decrease in prepaid expenses and other assets	(1,056)	(261)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,466)	(11,050)

Net cash provided by (used in) operating activities	13,678	4,706

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(6,502)	(6,542)
Purchase of a business	—	(588)

Net cash provided by (used in) investing activities	(6,502)	(7,130)

Cash flows from financing activities:
Proceeds from issuance of common stock	23	42
Payments on long-term debt	(20,600)	(1,000)
Payments of deferred debt and offering costs	(80)	(29)

Net cash provided by (used in) financing activities	(20,657)	(987)

Net increase (decrease) in cash and cash equivalents	(13,481)	(3,411)
Cash and cash equivalents:
Beginning	58,719	72,390

Ending	$45,238	$68,979

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$33,708	$35,843

Income taxes	$809	$877

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2012

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising sales on the Company’s Univision- and TeleFutura-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and Telefutura-affiliate television stations. During the three-month periods ended September 30, 2012 and 2011, the amount the Company paid Univision in this capacity was $2.8 million and $2.4 million, respectively. During the nine-month periods ended September 30, 2012 and 2011, the amount the Company paid Univision in this capacity was $7.5 million and $5.9 million, respectively.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted to Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and TeleFutura-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of September 30, 2012, the amount due to the Company from Univision was $6.1 million related to the agreements for the carriage of its Univision and TeleFutura-affiliated television station signals.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.8 million and $0.5 million for the three-month periods ended September 30, 2012 and 2011, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $1.8 million and $1.4 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012, there was approximately $2.0 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of September 30, 2012, there was approximately $0.7 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.0 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except share and per share data):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
Basic earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$7,233	$(1,384)	$5,904	$(6,168)

Denominator:
Weighted average common shares outstanding	85,940,225	85,055,659	85,861,671	85,049,518
Per share:
Net income (loss) per share applicable to common stockholders	$0.08	$(0.02)	$0.07	$(0.07)
Diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$7,233	$(1,384)	$5,904	$(6,168)

Denominator:
Weighted average common shares outstanding	85,940,225	85,055,659	85,861,671	85,049,518
Dilutive securities:
Stock options and restricted stock units	446,430	—	359,197	—

Diluted shares outstanding	86,386,655	85,055,659	86,220,868	85,049,518
Per share:
Net income (loss) per share applicable to common stockholders	$0.08	$(0.02)	$0.07	$(0.07)

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options, restricted stock units and convertible securities.

For the three- and nine-month periods ended September 30, 2012, a total of 9,104,987 and 8,666,586 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

The carrying amount and estimated fair value of the Notes as of September 30, 2012 was $360.3 million and $393.8 million, respectively. The estimated fair value is based on quoted market prices for the Notes.

The Company recognized interest expense related to amortization of the bond discount of $0.1 million for each of the three-month periods ended September 30, 2012 and 2011. The Company recognized interest expense related to amortization of the bond discount of $0.4 million for each of the nine-month periods ended September 30, 2012 and 2011.

2010 Credit Facility

On July 27, 2010, the Company also entered into a $50 million revolving credit facility (“2010 Credit Facility”) and terminated the amended syndicated bank credit facility agreement. The 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. In addition, the Company may increase the aggregate principal amount of the 2010 Credit Facility by up to an additional $50 million, subject to the Company satisfying certain conditions. As of September 30, 2012, the Company had approximately $0.7 million in outstanding letters of credit. The Company currently has no outstanding borrowings under the 2010 Credit Facility.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under this guidance, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 is effective during interim and annual periods beginning after September 15, 2012. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2012 and 2011. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		% Change	Ended September 30,		% Change
	2012	2011	2012 to 2011	2012	2011	2012 to 2011
Net Revenue
Television	$40,903	$33,564	22%	$111,466	$97,350	15%
Radio	17,583	16,551	6%	48,035	47,074	2%

Consolidated	58,486	50,115	17%	159,501	144,424	10%

Direct operating expenses
Television	14,349	13,668	5%	41,567	39,992	4%
Radio	8,944	8,914	0%	26,236	25,898	1%

Consolidated	23,293	22,582	3%	67,803	65,890	3%

Selling, general and administrative expenses
Television	5,224	4,535	15%	15,747	14,697	7%
Radio	4,369	4,086	7%	12,853	12,453	3%

Consolidated	9,593	8,621	11%	28,600	27,150	5%

Depreciation and amortization
Television	3,227	4,160	(22)%	10,088	11,534	(13)%
Radio	786	855	(8)%	2,348	2,638	(11)%

Consolidated	4,013	5,015	(20)%	12,436	14,172	(12)%

Segment operating profit
Television	18,103	11,201	62%	44,064	31,127	42%
Radio	3,484	2,696	29%	6,598	6,085	8%

Consolidated	21,587	13,897	55%	50,662	37,212	36%

Corporate expenses	4,465	3,885	15%	12,527	11,402	10%

Operating income (loss)	17,122	10,012	71%	38,135	25,810	48%

Interest expense	(8,671)	(9,444)	(8)%	(26,730)	(28,346)	(6)%
Interest income	10	—	*	23	2	*
Other income (loss)	—	—	*	—	687	(100)%
Loss on debt extinguishment	—	—	*	(1,230)	—	*

Income (loss) before income taxes	$8,461	$568	*	$10,198	$(1,847)	*

Capital expenditures
Television	$3,130	$1,484		$5,812	$5,514
Radio	416	465		1,322	801

Consolidated	$3,546	$1,949		$7,134	$6,315

	September 30, 2012	December 31, 2011
Total assets
Television	$327,011	$342,462
Radio	124,496	124,859

Consolidated	$451,507	$467,321

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

Set forth below are consolidating financial statements related to the Company, its material guarantor subsidiary Entravision Holdings, LLC, and its non-guarantor subsidiaries. Consolidating balance sheets are presented as of September 30, 2012 and December 31, 2011 and the related consolidating statements of operations are presented for the three- and nine-month periods ended September 30, 2012 and 2011. Consolidating statements of cash flows are presented for the nine-month periods ended September 30, 2012 and 2011. The equity method of accounting has been used by the Company to report its investment in subsidiaries.

Consolidating Balance Sheet

September 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$45,017	$—	$221	$—	$45,238
Trade receivables, net of allowance for doubtful accounts	47,939	—	120	—	48,059
Prepaid expenses and other current assets	6,669	—	207	—	6,876

Total current assets	99,625	—	548	—	100,173
Property and equipment, net	59,377	—	2,686	—	62,063
Intangible assets subject to amortization, net	22,457	—	—	—	22,457
Intangible assets not subject to amortization	38,739	178,262	3,700	—	220,701
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	167,512	—	—	(167,512)	—
Other assets	9,466	—	13,242	(13,242)	9,466

Total assets	$432,829	$178,262	$21,170	$(180,754)	$451,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Advances payable, related parties	$118	—	$—	$—	$118
Accounts payable, accrued expenses and other liabilities	42,976	—	639	(11,233)	32,382

Total current liabilities	43,094	—	639	(11,233)	32,500
Long-term debt, less current maturities	360,299	—	—	—	360,299
Other long-term liabilities	8,070	—	—	—	8,070
Deferred income taxes	14,238	31,281	—	(2,009)	43,510

Total liabilities	425,701	31,281	639	(13,242)	444,379

Stockholders’ equity (deficit)
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class U common stock	1	—	—	—	1
Member’s capital	—	804,654	12,652	(817,306)	—
Additional paid-in capital	940,238	—	—	—	940,238
Accumulated deficit	(933,118)	(657,673)	7,879	649,794	(933,118)

Total stockholders’ equity (deficit)	7,128	146,981	20,531	(167,512)	7,128

Total liabilities and stockholders’ equity (deficit)	$432,829	$178,262	$21,170	$(180,754)	$451,507

Consolidating Balance Sheet

December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$58,276	$—	$443	$—	$58,719
Trade receivables, net of allowance for doubtful accounts	43,951	—	319	—	44,270
Prepaid expenses and other current assets	5,678	—	261	—	5,939

Total current assets	107,905	—	1,023	—	108,928
Property and equipment, net	62,046	—	3,180	—	65,226
Intangible assets subject to amortization, net	24,598	—	—	—	24,598
Intangible assets not subject to amortization	38,739	178,262	3,700	—	220,701
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	170,580	—	—	(170,580)	—
Other assets	11,221	—	12,603	(12,603)	11,221

Total assets	$450,742	$178,262	$21,500	$(183,183)	$467,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Advances payable, related parties	$118	$—	$—	$—	$118
Accounts payable, accrued expenses and other liabilities	49,633	—	930	(10,813)	39,750

Total current liabilities	49,751	—	930	(10,813)	39,868
Long-term debt, less current maturities	379,662	—	—	—	379,662
Other long-term liabilities	8,327	—	—	—	8,327
Deferred income taxes	13,563	28,252	—	(1,790)	40,025

Total liabilities	451,303	28,252	930	(12,603)	467,882

Stockholders’ equity (deficit)
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class U common stock	1	—	—	—	1
Member’s capital	—	804,654	12,652	(817,306)	—
Additional paid-in capital	938,453	—	—	—	938,453
Accumulated deficit	(939,022)	(654,644)	7,918	646,726	(939,022)

Total stockholders’ equity (deficit)	(561)	150,010	20,570	(170,580)	(561)

Total liabilities and stockholders’ equity (deficit)	$450,742	$178,262	$21,500	$(183,183)	$467,321

Consolidating Statement of Operations

Three-Month Period Ended September 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$58,281	$—	$603	$(398)	$58,486

Expenses:
Direct operating expenses	23,316	—	375	(398)	23,293
Selling, general and administrative expenses	9,470	—	123	—	9,593
Corporate expenses	4,465	—	—	—	4,465
Depreciation and amortization	3,853	—	160	—	4,013

	41,104	—	658	(398)	41,364

Operating income (loss)	17,177	—	(55)	—	17,122
Interest expense	(8,671)	—	—	—	(8,671)
Interest income	10	—	—	—	10

Income (loss) before income taxes	8,516	—	(55)	—	8,461
Income tax (expense) benefit	(250)	(1,009)	31	—	(1,228)

Income (loss) before equity in net income (loss) of subsidiaries	8,266	(1,009)	(24)	—	7,233
Equity in net income (loss) of subsidiaries	(1,033)	—	—	1,033	—

Net income (loss) applicable to common stockholders	$7,233	$(1,009)	$(24)	$1,033	$7,233

Consolidating Statement of Operations

Three-Month Period Ended September 30, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenue	$49,757	$—	$1,024	$(666)	$50,115

Expenses:
Direct operating expenses	22,812	—	436	(666)	22,582
Selling, general and administrative expenses	8,807	—	(186)	—	8,621
Corporate expenses	3,885	—	—	—	3,885
Depreciation and amortization	4,805	—	210	—	5,015

	40,309	—	460	(666)	40,103

Operating income (loss)	9,448	—	564	—	10,012
Interest expense	(9,444)	—	—	—	(9,444)

Income (loss) before income taxes	4	—	564	—	568
Income tax (expense) benefit	(787)	(848)	(317)	—	(1,952)

Income (loss) before equity in net income (loss) of subsidiaries	(783)	(848)	247	—	(1,384)
Equity in net income (loss) of subsidiaries	(601)	—	—	601	—

Net income (loss) applicable to common stockholders	$(1,384)	$(848)	$247	$601	$(1,384)

Consolidating Statement of Operations

Nine-Month Period Ended September 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenue	$158,590	$—	$1,945	$(1,034)	$159,501

Expenses:
Direct operating expenses	67,695	—	1,142	(1,034)	67,803
Selling, general and administrative expenses	28,231	—	369	—	28,600
Corporate expenses	12,527	—	—	—	12,527
Depreciation and amortization	11,912	—	524	—	12,436

	120,365	—	2,035	(1,034)	121,366

Operating income (loss)	38,225	—	(90)	—	38,135
Interest expense	(26,730)	—	—	—	(26,730)
Interest income	23	—	—	—	23
Gain (loss) on debt extinguishment	(1,230)	—	—	—	(1,230)

Income (loss) before income taxes	10,288	—	(90)	—	10,198
Income tax (expense) benefit	(1,316)	(3,029)	51	—	(4,294)

Income (loss) before equity in net income (loss) of subsidiaries	8,972	(3,029)	(39)	—	5,904
Equity in net income (loss) of subsidiaries	(3,068)	—	—	3,068	—

Net income (loss) applicable to common stockholders	$5,904	$(3,029)	$(39)	$3,068	$5,904

Consolidating Statement of Operations

Nine-Month Period Ended September 30, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenue	$143,453	$—	$2,973	$(2,002)	$144,424

Expenses:
Direct operating expenses	66,677	—	1,215	(2,002)	65,890
Selling, general and administrative expenses	27,072	—	78	—	27,150
Corporate expenses	11,402	—	—	—	11,402
Depreciation and amortization	13,553	—	619	—	14,172

	118,704	—	1,912	(2,002)	118,614

Operating income (loss)	24,749	—	1,061	—	25,810
Interest expense	(28,346)	—	—	—	(28,346)
Interest income	2	—	—	—	2
Other income (loss)	687	—	—	—	687

Income (loss) before income taxes	(2,908)	—	1,061	—	(1,847)
Income tax (expense) benefit	(1,181)	(2,543)	(597)	—	(4,321)

Income (loss) before equity in net income (loss) of subsidiaries	(4,089)	(2,543)	464	—	(6,168)
Equity in net income (loss) of subsidiaries	(2,079)	—	—	2,079	—

Net income (loss) applicable to common stockholders	$(6,168)	$(2,543)	$464	$2,079	$(6,168)

Consolidating Statement of Cash Flows

Nine-Month Period Ended September 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$5,904	$(3,029)	$(39)	$3,068	$5,904
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,912	—	524	—	12,436
Deferred income taxes	760	3,029	(304)	—	3,485
Amortization of debt issue costs	1,706	—	—	—	1,706
Amortization of syndication contracts	556	—	—	—	556
Payments on syndication contracts	(1,369)	—	—	—	(1,369)
Non-cash stock-based compensation	1,763	—	—	—	1,763
Gain (loss) on debt extinguishment	1,230	—	—	—	1,230
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(3,710)	—	199	—	(3,511)
(Increase) decrease in amounts due from related party	311	—	(311)	—	—
(Increase) decrease in prepaid expenses and other assets	(1,086)	—	30	—	(1,056)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,175)	—	(291)	—	(7,466)

Net cash provided by (used in) operating activities	10,802	—	(192)	3,068	13,678

Cash flows from investing activities:
Investment in subsidiaries	3,068	—	—	(3,068)	—
Purchase of a business	—	—	—	—	—
Purchases of property and equipment and intangibles	(6,472)	—	(30)	—	(6,502)

Net cash provided by (used in) investing activities	(3,404)	—	(30)	(3,068)	(6,502)

Cash flows from financing activities:
Proceeds from issuance of common stock	23	—	—	—	23
Payments on long-term debt	(20,600)	—	—	—	(20,600)
Payments of deferred debt and offering costs	(80)	—	—	—	(80)

Net cash provided by (used in) financing activities	(20,657)	—	—	—	(20,657)

Net increase (decrease) in cash and cash equivalents	(13,259)	—	(222)	—	(13,481)
Cash and cash equivalents:
Beginning	58,276	—	443	—	58,719

Ending	$45,017	$—	$221	$—	$45,238

Consolidating Statement of Cash Flows

Nine-Month Period Ended September 30, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(6,168)	$(2,543)	$464	$2,079	$(6,168)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,553	—	619	—	14,172
Deferred income taxes	540	2,543	361	—	3,444
Amortization of debt issue costs	1,642	—	—	—	1,642
Amortization of syndication contracts	1,297	—	—	—	1,297
Payments on syndication contracts	(1,506)	—	—	—	(1,506)
Non-cash stock-based compensation	1,359	—	—	—	1,359
Other (income) loss	(687)	—	—	—	(687)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	809	—	—	—	809
(Increase) decrease in accounts receivable	1,789	—	(134)	—	1,655
(Increase) decrease in amounts due from related party	929	—	(929)	—	—
(Increase) decrease in prepaid expenses and other assets	(298)	—	37	—	(261)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(10,929)	—	(121)	—	(11,050)

Net cash provided by (used in) operating activities	2,330	—	297	2,079	4,706

Cash flows from investing activities:
Investment in subsidiaries	2,079	—	—	(2,079)	—
Purchase of a business	(588)	—	—	—	(588)
Purchases of property and equipment and intangibles	(6,350)	—	(192)	—	(6,542)

Net cash provided by (used in) investing activities	(4,859)	—	(192)	(2,079)	(7,130)

Cash flows from financing activities:
Proceeds from issuance of common stock	42	—	—	—	42
Payments on long-term debt	(1,000)	—	—	—	(1,000)
Payments of deferred debt and offering costs	(29)	—	—	—	(29)

Net cash provided by (used in) financing activities	(987)	—	—	—	(987)

Net increase (decrease) in cash and cash equivalents	(3,516)	—	105	—	(3,411)
Cash and cash equivalents:
Beginning	72,140	—	250	—	72,390

Ending	$68,624	$—	$355	$—	$68,979

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified Spanish-language media company with a unique portfolio of television and radio assets that reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended September 30, 2012, was $58.5 million. Of that amount, revenue generated by our television segment accounted for 70% and revenue generated by our radio segment accounted for 30%.

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

We generate revenue primarily from sales of national and local advertising time on television and radio stations, and from retransmission consent agreements. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers. In addition, advertising revenue is generally higher every two years resulting from political advertising, particularly in the third and fourth quarters of Presidential election years (2008, 2012, etc.). Also, advertising revenue is generally higher every four years resulting from advertising aired during the World Cup (2010 and 2014), particularly the second and third quarters of those years.

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

Highlights

During the third quarter of 2012, we achieved revenue growth primarily driven by an increase in our television segment. Net revenue increased to $58.5 million, an increase of $8.4 million, or 17%, over the third quarter of 2011. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment increased to $40.9 million in the third quarter of 2012 from $33.6 million in the third quarter of 2011. This increase of $7.3 million, or 22%, in net revenue was primarily due to increases in political advertising revenue, which was not material in 2011, core advertising revenue and retransmission consent revenue. In addition, our television segment benefited from revenue growth generated from a more diversified base of advertising categories. We generated a total of $4.9 million of retransmission consent revenue in the third quarter of 2012. We anticipate that retransmission consent revenue for the full year 2012 will be greater than it was for the full year 2011 and will continue to be a growing source of net revenues in future periods.

Net revenue in our radio segment increased to $17.6 million in the third quarter of 2012 from $16.6 million in the third quarter of 2011, an increase of $1.0 million. The increase was primarily attributable to increases in core advertising revenue and political advertising revenue, which was not material in 2011.

Relationship with Univision

A majority of our television stations are Univision- or TeleFutura-affiliated television stations. Our network affiliation agreements, as amended, with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and TeleFutura network programming in their respective markets. These long-term affiliation agreements each expires in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under the network affiliation agreements, we generally retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, and approximately four and a half minutes per hour of the available advertising time on the TeleFutura network. Those allocations are subject to adjustment from time to time by Univision.

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and TeleFutura-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and TeleFutura-affiliate television stations. During the three-month periods ended September 30, 2012 and 2011, the amount we paid Univision in this capacity was $2.8 million and $2.4 million, respectively. During the nine-month periods ended September 30, 2012 and 2011, the amount we paid Univision in this capacity was $7.5 million and $5.9 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned TeleFutura and Univision affiliates in nine markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and TeleFutura-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. As of September 30, 2012, the amount due to us from Univision was $6.1 million related to the agreements for the carriage of our Univision and TeleFutura-affiliated television station signals.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under this guidance, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 is effective during interim and annual periods beginning after September 15, 2012. We are currently evaluating the impact of this standard on the consolidated financial statements.

Three-and Nine-Month Periods Ended September 30, 2012 and 2011

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Three-Month Period Ended September 30,		% Change	Nine-Month Period Ended September 30,		% Change
	2012	2011		2012	2011
Statements of Operations Data:
Net revenue	$58,486	$50,115	17%	$159,501	$144,424	10%

Direct operating expenses	23,293	22,582	3%	67,803	65,890	3%
Selling, general and administrative expenses	9,593	8,621	11%	28,600	27,150	5%
Corporate expenses	4,465	3,885	15%	12,527	11,402	10%
Depreciation and amortization	4,013	5,015	(20)%	12,436	14,172	(12)%

	41,364	40,103	3%	121,366	118,614	2%

Operating income (loss)	17,122	10,012	71%	38,135	25,810	48%
Interest expense	(8,671)	(9,444)	(8)%	(26,730)	(28,346)	(6)%
Interest income	10	—	*	23	2	*
Other income (loss)	—	—	*	—	687	(100)%
Gain (loss) on debt extinguishment	—	—	*	(1,230)	—	*

Income (loss) before income taxes	8,461	568	*	10,198	(1,847)	*
Income tax (expense) benefit	(1,228)	(1,952)	(37)%	(4,294)	(4,321)	(1)%

Net income (loss) applicable to common stockholders	$7,233	$(1,384)	*	$5,904	$(6,168)	*

Other Data:
Capital expenditures	3,546	1,949		7,134	6,315
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				51,521	41,132
Net cash provided by (used in) operating activities				13,678	4,706
Net cash provided by (used in) investing activities				(6,502)	(7,130)
Net cash provided by (used in) financing activities				(20,657)	(987)

(1)	Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) on nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our 2010 Credit Facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) on nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum total leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum total leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under the 2010 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of September 30): 2012, 5.5 to 1; 2011, 6.9 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Nine-Month Period Ended September 30,
	2012	2011
Consolidated adjusted EBITDA (1)	$51,521	$41,132

Interest expense	(26,730)	(28,346)
Interest income	23	2
Income tax (expense) benefit	(4,294)	(4,321)
Amortization of syndication contracts	(556)	(1,297)
Payments on syndication contracts	1,369	1,506
Non-cash stock-based compensation included in direct operating expenses	(101)	(155)
Non-cash stock-based compensation included in selling, general and administrative expenses	(546)	(472)
Non-cash stock-based compensation included in corporate expenses	(1,116)	(732)
Depreciation and amortization	(12,436)	(14,172)
Other income (loss)	—	687
Gain (loss) on debt extinguishment	(1,230)	—

Net income (loss)	5,904	(6,168)

Depreciation and amortization	12,436	14,172
Deferred income taxes	3,485	3,444
Amortization of debt issue costs	1,706	1,642
Amortization of syndication contracts	556	1,297
Payments on syndication contracts	(1,369)	(1,506)
Non-cash stock-based compensation	1,763	1,359
Other (income) loss	—	(687)
Gain (loss) on debt extinguishment	1,230	—
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	—	809
(Increase) decrease in accounts receivable	(3,511)	1,655
(Increase) decrease in prepaid expenses and other assets	(1,056)	(261)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,466)	(11,050)

Cash flows from operating activities	$13,678	$4,706

Consolidated Operations

Net Revenue. Net revenue increased to $58.5 million for the three-month period ended September 30, 2012 from $50.1 million for the three-month period ended September 30, 2011, an increase of $8.4 million. Of the overall increase, $7.3 million came from our television segment and was primarily attributable to increases in political advertising revenue, which was not material in 2011, core advertising revenue and retransmission consent revenue. Additionally, $1.1 million of the overall increase came from our radio segment and was primarily attributable to increases in core advertising revenue and political advertising revenue, which was not material in 2011.

Net revenue increased to $159.5 million for the nine-month period ended September 30, 2012 from $144.4 million for the nine-month period ended September 30, 2011, an increase of $15.1 million. Of the overall increase, $14.1 million came from our television segment and was primarily attributable to increases in core advertising revenue, political advertising revenue, which was not material in 2011, and retransmission consent revenue. Additionally, $1.0 million of the overall increase came from our radio segment and was primarily attributable to increases in political advertising revenue, which was not material in 2011, and core advertising revenue.

We currently anticipate that net revenue will continue to increase for the full year 2012, primarily due to increased core advertising revenue, political advertising revenue and increased retransmission consent revenue. However, we believe that we will continue to face a challenging advertising environment during at least the remainder of 2012 as our advertising customers continue to make difficult choices in the current uncertain economic environment.

Direct Operating Expenses. Direct operating expenses increased to $23.3 million for the three-month period ended September 30, 2012 from $22.6 million for the three-month period ended September 30, 2011, an increase of $0.7 million. The increase came from our television segment and was primarily attributable to an increase in expenses associated with the increase in net revenue and an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 40% for the three-month period ended September 30, 2012 from 45% for the three-month period ended September 30, 2011. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

Direct operating expenses increased to $67.8 million for the nine-month period ended September 30, 2012 from $65.9 million for the nine-month period ended September 30, 2011, an increase of $1.9 million. Of the overall increase, $1.6 million came from our television segment and was primarily attributable to an increase in expenses associated with the increase in net revenue and an increase in salary expense. Additionally, $0.3 million of the overall increase came from our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 43% for the nine-month period ended September 30, 2012 from 46% for the nine-month period ended September 30, 2011. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

We believe that direct operating expenses will continue to increase during 2012 primarily as a result of expenses associated with the anticipated increase in net revenue and employee salary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.6 million for the three-month period ended September 30, 2012 from $8.6 million for the three-month period ended September 30, 2011, an increase of $1.0 million. Of the overall increase, $0.7 million came from our television segment and was primarily attributable to an increase in bad debt expense and an increase in salary expense. Additionally, $0.3 million of the overall increase came from our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 16% for the three-month period ended September 30, 2012 from 17% for the three-month period ended September 30, 2011. Selling, general and administrative expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in selling, general and administrative expenses.

Selling, general and administrative expenses increased to $28.6 million for the nine-month period ended September 30, 2012 from $27.1 million for the nine-month period ended September 30, 2011, an increase of $1.5 million. Of the overall increase, $1.1 million came from our television segment and was primarily attributable to an increase in salary expense. Additionally, $0.4 million of the overall increase came from our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 18% for the nine-month period ended September 30, 2012 from 19% for the nine-month period ended September 30, 2011. Selling, general and administrative expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in selling, general and administrative expenses.

We believe that selling, general and administrative expenses will continue to increase during 2012 primarily as a result of employee salary increases.

Corporate Expenses. Corporate expenses increased to $4.5 million for the three-month period ended September 30, 2012 from $3.9 million for the three-month period ended September 30, 2011, an increase of $0.6 million. The increase was primarily attributable to the increase in bonuses, non-cash stock-based compensation, salary expense and interactive media-related expenses. As a percentage of net revenue, corporate expenses remained constant at 8% for each of the three-month periods ended September 30, 2012 and 2011.

Corporate expenses increased to $12.5 million for the nine-month period ended September 30, 2012 from $11.4 million for the nine-month period ended September 30, 2011, an increase of $1.1 million. The increase was primarily attributable to the increase in bonuses, non-cash stock-based compensation, salary expense and interactive media-related expenses. As a percentage of net revenue, corporate expenses remained constant at 8% for each of the nine-month periods ended September 30, 2012 and 2011.

We believe that corporate expenses will continue to increase during 2012 primarily as a result of increased bonuses, non-cash stock-based compensation, salary expense and interactive media-related expenses.

Depreciation and Amortization. Depreciation and amortization decreased to $4.0 million for the three-month period ended September 30, 2012 from $5.0 million for the three-month period ended September 30, 2011, a decrease of $1.0 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Depreciation and amortization decreased to $12.4 million for the nine-month period ended September 30, 2012 from $14.2 million for the nine-month period ended September 30, 2011, a decrease of $1.8 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $17.1 million for the three-month period ended September 30, 2012, compared to $10.0 million for the three-month period ended September 30, 2011. As a result of the above factors, operating income was $38.1 million for the nine-month period ended September 30, 2012, compared to $25.8 million for the nine-month period ended September 30, 2011.

Interest Expense. Interest expense decreased to $8.7 million for the three-month period ended September 30, 2012 from $9.4 million for the three-month period ended September 30, 2011, a decrease of $0.7 million. On May 30, 2012, we repurchased $20.0 million of our Notes. During the fourth quarter of 2011, we repurchased $16.2 million of our Notes. The decrease in interest expense was primarily attributable to the decrease in our outstanding debt.

Interest expense decreased to $26.7 million for the nine-month period ended September 30, 2012 from $28.3 million for the nine-month period ended September 30, 2011, a decrease of $1.6 million. On May 30, 2012, we repurchased $20.0 million of our Notes. During the fourth quarter of 2011, we repurchased $16.2 million of our Notes. The decrease in interest expense was primarily attributable to the decrease in our outstanding debt.

Other Income. We recorded other income of $0.7 million related to the remeasurement of our previously-held 50% interest in Lotus/Entravision Reps LLC, or LER, to fair value in connection with our acquisition of the remaining 50% interest of LER during the nine-month period ended September 30, 2011.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $1.2 million related to the premium paid, unamortized finance costs and unamortized bond discount associated with the repurchase of Notes during the nine-month period ended September 30, 2012.

Income Tax Expense. Income tax expense for the nine-month period ended September 30, 2012 was $4.3 million. The effective income tax rate was higher than our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets. Income tax expense for the nine-month period ended September 30, 2011 was $4.3 million. The effective income tax rate was lower than our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets.

As of September 30, 2012, we believe that our deferred tax assets will not be fully realized in the future and we are providing a full valuation allowance against those deferred tax assets. In determining our deferred tax assets subject to a valuation allowance, we excluded the deferred tax liabilities attributable to indefinite-lived intangibles.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $40.9 million for the three-month period ended September 30, 2012 from $33.6 million for the three-month period ended September 30, 2011, an increase of $7.3 million. The increase was primarily attributable to increases in political advertising revenue, which was not material in 2011, core advertising revenue and retransmission consent revenue. We generated a total of $4.9 million and $4.2 million in retransmission consent revenue for the three-month periods ended September 30, 2012 and 2011, respectively.

Net revenue in our television segment increased to $111.5 million for the nine-month period ended September 30, 2012 from $97.4 million for the nine-month period ended September 30, 2011, an increase of $14.1 million. The increase was primarily attributable to increases in core advertising revenue, political advertising revenue, which was not material in 2011, and retransmission consent revenue. We generated a total of $15.0 million and $12.8 million in retransmission consent revenue for the nine-month periods ended September 30, 2012 and 2011, respectively. We anticipate that retransmission consent revenue for the full year 2012 will be greater than it was for the full year 2011 and will continue to be a growing source of net revenues in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $14.3 million for the three-month period ended September 30, 2012 from $13.7 million for the three-month period ended September 30, 2011, an increase of $0.6 million. The increase was primarily attributable to an increase in expenses associated with the increase in net revenue and an increase in salary expense.

Direct operating expenses in our television segment increased to $41.6 million for the nine-month period ended September 30, 2012 from $40.0 million for the nine-month period ended September 30, 2011, an increase of $1.6 million. The increase was primarily attributable to an increase in expenses associated with the increase in net revenue and an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.2 million for the three-month period ended September 30, 2012 from $4.5 million for the three-month period ended September 30, 2011, an increase of $0.7 million. The increase was primarily attributable to an increase in bad debt expense and an increase in salary expense.

Selling, general and administrative expenses in our television segment increased to $15.7 million for the nine-month period ended September 30, 2012 from $14.7 million for the nine-month period ended September 30, 2011, an increase of $1.0 million. The increase was primarily attributable to an increase in salary expense.

Radio

Net Revenue. Net revenue in our radio segment increased to $17.6 million for the three-month period ended September 30, 2012 from $16.6 million for the three-month period ended September 30, 2011, an increase of $1.0 million. The increase was primarily attributable to increases in core advertising revenue and political advertising revenue, which was not material in 2011.

Net revenue in our radio segment increased to $48.0 million for the nine-month period ended September 30, 2012 from $47.1 million for the nine-month period ended September 30, 2011, an increase of $0.9 million. The increase was primarily attributable to increases in political advertising revenue, which was not material in 2011, and core advertising revenue.

Direct Operating Expenses. Direct operating expenses in our radio segment was $8.9 million for each of the three-month periods ended September 30, 2012 and 2011.

Direct operating expenses in our radio segment increased to $26.2 million for the nine-month period ended September 30, 2012 from $25.9 million for the nine-month period ended September 30, 2011, an increase of $0.3 million. The increase was primarily attributable to an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $4.4 million for the three-month period ended September 30, 2012 from $4.1 million for the three-month period ended September 30, 2011, an increase of $0.3 million. The increase was primarily attributable to an increase in salary expense.

Selling, general and administrative expenses in our radio segment increased to $12.9 million for the nine-month period ended September 30, 2012 from $12.5 million for the nine-month period ended September 30, 2011, an increase of $0.4 million. The increase was primarily attributable to an increase in salary expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. Although we had net losses of approximately $8.2 million and $18.1 million for the years ended December 31, 2011 and 2010, respectively, we had positive cash flow from operations of $17.6 million and $37.1 million for the years ended December 31, 2011 and 2010, respectively. We generated cash flow from operations of $13.7 million for the nine-month period ended September 30, 2012 and we expect to have positive cash flow from operations for the 2012 year. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2010 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

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

2010 Credit Facility

On July 27, 2010, we also entered into a $50 million revolving credit facility (our “2010 Credit Facility”) and terminated the amended syndicated bank credit facility agreement. Our 2010 Credit Facility consists of a three-year $50 million revolving credit facility that expires on July 27, 2013, which includes a $3 million sub-facility for letters of credit. In addition, we may increase the aggregate principal amount of our 2010 Credit Facility by up to an additional $50 million, subject to our satisfying certain conditions. As of September 30, 2012, we had approximately $0.7 million in outstanding letters of credit. We currently have no borrowings outstanding under the 2010 Credit Facility.

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

Debt and Equity Financing

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through September 30, 2012. We did not repurchase any shares of Class A common stock during 2010, 2011 or 2012. Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit our ability to make future repurchases of shares of our common stock.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $51.5 million for the nine-month period ended September 30, 2012 from $41.1 million for the nine-month period ended September 30, 2011, an increase of $10.4 million, or 25%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 32% for the nine-month period ended September 30, 2012 from 28% for the nine-month period ended September 30, 2011.

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

Since our ability to borrow from our 2010 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2010 Credit Facility contains certain financial covenants relating to the maximum total leverage ratio, maximum revolving credit leverage ratio, minimum cash interest coverage ratio and minimum fixed charge coverage ratio. The maximum total leverage ratio, or the ratio of consolidated total debt to trailing-twelve-month consolidated adjusted EBITDA, affects our ability to borrow from our 2010 Credit Facility. Under the 2010 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of September 30): 2012, 5.5 to 1; 2011, 6.9 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow provided by operating activities was $13.7 million for the nine-month period ended September 30, 2012, compared to net cash flow provided by operating activities of $4.7 million for the nine-month period ended September 30, 2011. We had net income of $5.9 million for the nine-month period ended September 30, 2012. Our net income for the nine-month period ended September 30, 2012 was lower than cash flows from operating activities primarily due to non-cash items, including depreciation and amortization expense of $12.4 million. We had a net loss of $6.2 million for the nine-month period ended September 30, 2011, which was primarily a result of non-cash expenses, including depreciation and amortization expense of $14.2 million. We expect to have positive cash flow from operating activities for the 2012 year.

Net cash flow used in investing activities was $6.5 million for the nine-month period ended September 30, 2012, compared to net cash flow used in investing activities of $7.1 million for the nine-month period ended September 30, 2011.

During the nine-month period ended September 30, 2012, we spent $6.5 million on net capital expenditures. During the nine-month period ended September 30, 2011, we spent $5.9 million on net capital expenditures, $0.7 million related to the purchase of an FCC license and $0.6 million related to the acquisition of LER. We anticipate that our capital expenditures will be approximately $10 million during the full year 2012. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $20.7 million for the nine-month period ended September 30, 2012, compared to net cash flow used in financing activities of $1.0 million for the nine-month period ended September 30, 2011. During the nine-month period ended September 30, 2012, we made payments of $20.0 million to repurchase debt and $0.6 million for the related debt premium. During the nine-month period ended September  30, 2011, we made debt payments of $1.0 million.

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

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/S/ CHRISTOPHER T. YOUNG
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: November 2, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL** 101.DEF**	XBRL Taxonomy Extension Calculation Linkbase Document. XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.