Form 10-K
period 2012-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2013-03-11
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 was approximately $76,622,434 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 1, 2013, there were 54,861,160 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,188,161 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders scheduled to be held on May 30, 2012 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

•

provisions of our debt instruments, including the indenture governing our $324 million aggregate principal amount of 8.750% senior secured first lien notes due 2017, or the Notes, and the amended and restated agreement dated as of December 20, 2012, or the amended Credit Agreement, which governs our credit facility, the terms of which restrict certain aspects of the operation of our business;

•	our continued compliance with all of our obligations, including financial covenants and ratios, under the indenture governing the Notes, or the Indenture, and the amended Credit Agreement;

•	cancellations or reductions of advertising due to the current economic environment or otherwise;

•	advertising rates remaining constant or decreasing;

•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;

•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;

•	our relationship with Univision Communications Inc., or Univision;

•	the extent to which we continue to generate revenue under retransmission consent agreements;

•

subject to restrictions contained in the Indenture and the amended Credit Agreement, the overall success of our acquisition strategy, which historically has included developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	continued economic uncertainty;

•	the impact of any potential future impairment of our assets;

•	risks related to changes in accounting interpretations; and

•	the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new federal healthcare laws.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 26 below.

ITEM 1.	BUSINESS

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

Overview

Introduction

Entravision Communications Corporation and its wholly-owned subsidiaries, or Entravision, is a diversified Spanish-language media company utilizing a combination of television and radio operations, together with mobile, digital and other interactive media platforms, to reach Hispanic consumers across the United States, as well as the border markets of Mexico. With the purchase of Univision in 2007 by a private equity consortium, we believe that we are now the largest independent public media company focused principally on the U.S. Hispanic audience.

We own and/or operate 56 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. Entravision is the largest affiliate group of both the top-ranked Univision television network and Univision’s UniMás network, with television stations in 19 of the nation’s top 50 U.S. Hispanic markets. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households during primetime. Univision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours. For a more complete discussion of our relationship with Univision, please see “Our Relationship with Univision” and “Television – Television Programming” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”; and for a discussion of various risks related to our relationship with Univision, please see “Risk Factors.”

We also own and operate one of the largest groups of primarily Spanish-language radio stations in the United States and a national sales representation firm. We own and operate 49 radio stations in 19 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

We generate revenue primarily from sales of national and local advertising time on television and radio stations, and from retransmission consent agreements that are entered into with Multichannel Video Programming Distributors, or MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and every four years resulting from advertising aired during the World Cup (2010 and 2014).

We refer to the revenue generated by agreements with MVPDs as retransmission consent revenue, which represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We recognize retransmission consent revenue when it is accrued pursuant to the agreements we have entered into with respect to such revenue.

Our net revenue for the year ended December 31, 2012 was approximately $223.3 million. Of that amount, revenue generated by our television segment accounted for approximately 70% and revenue generated by our radio segment accounted for approximately 30%.

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

The Hispanic Market Opportunity in the United States

Our media assets target densely-populated and fast-growing Hispanic markets in the United States. We operate media properties in 15 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we operate media properties in 14 of the 20 fastest-growing markets. Despite the current uncertain economic environment, we believe that targeting the U.S. Hispanic market will translate into revenue growth in the future for the following reasons:

•

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. Almost 52 million Hispanics live in the United States, accounting for over 16% of the total U.S. population. The overall Hispanic population is growing at over eight times the rate of the non-Hispanic population and is expected to grow to 85 million, or approximately 23% of the total U.S. population, by 2030. Approximately 68% of the total future growth in the U.S. population through 2030 is expected to come from the Hispanic community.

•

Spanish-Language Use. Approximately 76% of Hispanics age five and over in the United States speak some Spanish at home. The number of U.S. Hispanics that speak some Spanish at home is expected to grow from 34.3 million in 2010 to 56.6 million in 2030.

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

•

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We believe that the larger average size and younger average age of Hispanic households (averaging 3.4 persons and 29.3 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 40.9 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 7% more per year than the average U.S. non-Hispanic household on food at home, 80% more on children’s clothing, 48% more on footwear, 29% more on laundry and household cleaning products and 23% more on mobile telephones. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

•

Spanish-Language Advertising. Over $5.7 billion of total advertising expenditures in the United States were placed with Spanish-language media in 2011, the most recent year for which we have such data, of which approximately 89% was placed with Spanish-language television and radio advertising.

Business Strategy

We seek to increase our revenue through the following strategies:

Effectively Use Our Networks and Media Brands. We are the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. According to Univision, its primary network posted primetime audience increases of approximately 1% among adults 18-49 years of age during the November 2012 sweeps period as compared to the November 2011 sweeps period, while English-language broadcast networks reported double-digit audience declines. Univision’s primary network, together with its UniMás network, represented approximately a 74% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of November 2012. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, including a prime time schedule on its primary network of substantially all first-run programming throughout the year.

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

Continue to Benefit from Strong Management. We believe that we have one of the most experienced management teams in the industry. Walter Ulloa, our co-founder, Chairman and Chief Executive Officer and Jeffery Liberman, our Chief Operating Officer, have an average of more than 30 years of media experience. We intend to retain our key management personnel and capitalize on their knowledge and experience in the Spanish-language markets.

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

One of our goals has been to create and grow media “clusters” within these target markets, featuring both Univision and UniMás television stations, together with a strong radio presence. We believe that these clusters provide unique cross- selling and cross-promotional opportunities, making Entravision an attractive option for advertisers wishing to reach the U.S. Hispanic consumer. Accordingly, in addition to targeting stations in U.S. Hispanic markets where we do not own properties, we have focused on potential acquisitions of additional stations in our existing markets, particularly radio stations in those markets where we currently have only television stations.

We are subject to certain limitations on acquisitions under the terms of the Indenture and the amended Credit Agreement. We cannot at this time determine the effect that these limitations will have on our acquisition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below.

In addition, we periodically review our portfolio of media properties and, from time to time, seek to divest non-core assets in markets where we do not see the opportunity to grow to scale and build out clusters. We are subject to certain limitations on divestitures under the terms of the amended Credit Agreement. We cannot at this time determine the effect that these limitations will have on our disposition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

We have a history of net losses in some years and net income in other years that may impact, among other things, our ability to implement our growth strategies. We had net income of approximately $13.6 million for the year ended December 31, 2012 and net losses of approximately $8.2 million, and $18.1 million for the years ended December 31, 2011 and 2010, respectively.

Our Relationship with Univision

Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreements, as amended, with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under the network affiliation agreements, we generally retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, and approximately four and a half minutes per hour of the available advertising time on the UniMás network. Those allocations are subject to adjustment from time to time by Univision.

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets—Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2012 and 2011, retransmission consent revenue accounted for approximately $20.2 million and $17.1 million, respectively.

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

Television

Overview

We own and/or operate Univision-affiliated television stations in 24 markets, including 19 of the top 50 Hispanic markets in the United States. Our television operations are the largest affiliate group of the Univision networks. Univision’s primary network is the leading Spanish-language network in the United States, reaching approximately 96% of all U.S. Hispanic households, and is the most watched television network (English- or Spanish-language) among U.S. Hispanic households during prime time. Univision’s primary network, together with its UniMás network, represent approximately a 74% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of November 2012. We operate both Univision and UniMás affiliates in 20 of our 24 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day, seven days a week. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

Television Programming

Univision Primary Network Programming. Univision directs its programming primarily toward a young, family-oriented audience. It begins daily with Despierta America, a drama show and another talk show, Monday through Friday, followed by novelas. In the late afternoon and early evening, Univision offers an entertainment magazine, a news magazine and national news, in addition to local news produced by our television stations. During prime time, Univision airs novelas, as well as specials. Prime time is followed by late news. Overnight programming consists primarily of repeats of programming aired previously on the network. Weekend daytime programming begins with children’s programming, and is generally followed by sports, reality, comedy shows and movies.

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

UniMás Network Programming. Univision’s other 24-hour general-interest Spanish-language broadcast network, UniMás, is programmed to meet the diverse preferences of the multi-faceted U.S. Hispanic community. UniMás’s programming includes sports (including boxing, soccer and a nightly wrap-up at 11 p.m. similar to ESPN’s programming), movies (including a mix of English-language movies translated into Spanish) and novelas not run on Univision’s primary network, as well as reruns of popular novelas broadcast on Univision’s primary network.

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

Network Affiliation Agreements. Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreements with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under the affiliation agreements, we generally retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, and approximately four and a half minutes per hour of the available advertising time on the UniMás network. Those allocations are subject to adjustment from time to time by Univision.

XHAS-TV broadcasts Telemundo Network Group LLC, or Telemundo, network programming serving the Tijuana/San Diego market pursuant to a network affiliation agreement. Our current network affiliation agreement with Telemundo gives us the right to provide Telemundo network programming on XHAS-TV through June 2017. The affiliation agreement grants Telemundo a right of first refusal in the event a third party makes an offer to purchase XHAS-TV, and a right to purchase XHAS-TV upon a change of control of Entravision.

Our network affiliation agreement with Fox Broadcasting Company, or Fox, gives us the right to broadcast Fox network programming on KFXV-LD, serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and KXOF-CA, serving the Laredo market, through December 31, 2017. The network affiliation agreement may be extended for successive one-year terms at Fox’s option, subject to our consent.

Our network affiliation agreement with MundoFox Broadcasting LLC, or MundoFox, gives us the right to broadcast MundoFox network programming on XHRIO-TV, serving the Matamoros/Harlingen-Weslaco-

Brownsville-McAllen market, the secondary program stream of KXOF-CA, serving the Laredo market, the secondary program stream of KTFN-TV, serving the El Paso market, the secondary program stream of XDTV-TV, serving the Tecate/San Diego market, and the secondary program stream of KAJB-TV, serving the Yuma-El Centro market through July 31, 2016.

We also have an agreement with Master Distribution Service, Inc., an affiliate of Fox, which gives us the right to provide ten hours per week of MyNetworkTV programming on KFXV-LD, KXOF-CA and XDTV-TV, serving the Tecate/San Diego market. This agreement expires in October 2014 and may be extended for successive one-year periods.

Our network affiliation agreement with The CW Network, LLC, or CW, gives us the right to broadcast CW network programming on KCWT-CA, and KNVO-DT serving the Harlingen-Weslaco-Brownsville-McAllen market, and KRNS-CA and KREN-DT, serving the Reno, Nevada market, through 2013.

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

Marketing Agreements. Our marketing and sales agreement with Univision gives us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

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

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	364,160	312,810	85.9%	KNVO-TV KTFV-CD(1) KFXV-LD KXFX-CA(1) KCWT-CA(1)	Univision UniMás Fox Fox CW
San Diego, California	12	1,075,520	258,210	24.0%	KBNT-CD(1) KTCD-LP KHAX-LP KDTF-LP KZTC-LP(2)	Univision Univision Univision UniMás MundoFox
Albuquerque-Santa Fe, New Mexico	13	691,450	256,820	37.1%	KLUZ-TV KTFQ-TV(2) KTFA-LP	Univision UniMás Home Shopping Network
El Paso, Texas	15	339,130	248,530	73.3%	KINT-TV KTFN-TV	Univision UniMás
Denver-Boulder, Colorado	16	1,566,460	240,170	15.3%	KCEC-TV KDVT-LP KTFD-TV(2)	Univision LATV UniMás
Orlando-Daytona Beach-Melbourne, Florida	17	1,453,170	232,940	16.0%	WVEN-TV W47DA WVCI-LP WOTF-TV(2)	Univision Univision Univision UniMás
Tampa-St. Petersburg (Sarasota), Florida	19	1,806,560	220,670	12.2%	WVEA-TV WFTT-TV(2) WVEA-LP	Univision UniMás Jewelry TV
Washington, D.C. (Hagerstown, Maryland)	20	2,359,160	219,440	9.3%	WFDC-TV(2) WMDO-CA(1) WMDO-LD WJAL-TV	Univision UniMás UniMás English-Language
Las Vegas, Nevada	23	718,990	156,960	21.8%	KINC-TV KNTL-LP KWWB-LP KELV-LD	Univision Univision Univision UniMás
Boston, Massachusetts	24	2,366,690	155,770	6.6%	WUNI-TV WUTF-TV(2)	Univision UniMás
Corpus Christi, Texas	27	203,730	111,360	54.7%	KORO-TV KCRP-CA(1)	Univision UniMás
Hartford-New Haven, Connecticut	29	996,550	97,350	9.8%	WUVN-TV WUTH-CA(1)	Univision UniMás
Monterey-Salinas-Santa Cruz, California	34	224,240	77,120	33.4%	KSMS-TV KDJT-CA(1)	Univision UniMás
Laredo, Texas	36	72,590	68,850	94.8%	KLDO-TV KETF-CD KXOF-CA(1)	Univision UniMás Fox
Yuma, Arizona-El Centro, California	36	113,230	68,850	60.8%	KVYE-TV KAJB-TV(2)	Univision UniMás
Odessa-Midland, Texas	39	147,730	60,580	41.0%	KUPB-TV	Univision
Colorado Springs-Pueblo, Colorado	42	343,990	58,280	16.9%	KVSN-DT KGHB-CD(1)	Univision UniMás
Santa Barbara-Santa Maria- San Luis Obispo, California	43	231,950	56,840	24.5%	KPMR-TV K17GD (1) K50LZ-D(1) KTSB-CA(1) K10OG (1)	Univision Univision Univision Univision UniMás
Palm Springs, California	45	154,560	54,090	35.0%	KVER-CA(1) KVES-LD KEVC-CA(1)	Univision Univision UniMás
Lubbock, Texas	51	159,840	50,910	31.9%	KBZO-LD	Univision

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Wichita-Hutchinson, Kansas	54	450,300	42,610	9.5%	KDCU-DT(3)	Univision
Reno, Nevada	59	265,600	37,710	14.2%	KREN-TV KNVV-LP KRNS-CD(1)	Univision UniMás CW
Springfield-Holyoke, Massachusetts	65	252,950	32,960	13.0%	WHTX-LP	Univision
San Angelo, Texas	88	55,820	16,790	30.1%	KEUS-LP KANG-CA(1)	Univision UniMás
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XDTV-TV(4)	MyNetworkTV
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV(4)	Telemundo
Matamoros, Tamaulipas, Mexico (Harlingen-Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV(4)	MundoFox

Source: Nielsen Media Research 2013 universe estimates.

(1)	“CA” or “CD” in call letters indicates station is under Class A television service. Certain stations without this designation are also Class A stations.
(2)	We provide the sales and marketing function of this station under a marketing and sales arrangement.
(3)	We share operating services with another broadcast station in the same market under a shared services arrangement.
(4)	We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.

Digital Television Technology. As we develop our digital television transmission technology for our television stations, we will operate in an environment where we can decide the resolution and number of broadcast streams we provide in our over-the-air transmissions. Depending upon how high a resolution level with which we elect to transmit our programming, we are able to transmit over-the-air broadcast streams containing a total of from two to six program streams using the bandwidth authorized to each digital station. The transmission of such multiple programming streams is referred to as multicasting. We currently are multicasting network programming streams, primarily UniMás network programming and LATV network programming streams, at a number of our stations, along with our primary program streams. In addition, we are multicasting CW, Fox and MundoFox network programming in certain of our markets. We are evaluating these multicasting operations as well as the amount of bandwidth we must allocate to our primary program streams and may consider either expanding or limiting our multicasting operations, or keeping these multicasting operations substantially as at present.

Other Platforms. We also offer mobile, digital and other interactive media platforms and services, including local websites and social media, that provide users with news, information and other content.

Television Advertising

Approximately 86% of the revenue generated from our television operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2012, local advertising accounted for approximately 41% of our total television revenue.

National. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. We typically engage national sales representative firms to work with our station sales managers and solicit national advertising sales, and we pay certain sales representation fees to these firms relating to national advertising sales. Under our network affiliation agreements with Univision, Univision acts as our sales representative for the sale of national advertising on our Univision and UniMás affiliate television stations, and advertisers which have purchased national advertising on these affiliate stations include Ford Motor Company, Obama For America, Chrysler Group LLC, McDonald’s Corporation, Toyota Motor Corporation, Cox Communications, Inc., Nissan Motor Co., Ltd., Romney For President, Inc. and Honda Motor Co., Inc. We also added significant new national advertising accounts in 2012, including Bank of America Corporation, Culinary Workers Union Local 226, Hyundai Motor Company, Gregg Appliances, Inc., First 5 California and Caesars Entertainment Corporation, among others. Telemundo acts as our national sales representative for the sale of national advertising on our Telemundo affiliate station, and Petry Television acts as our national sales representative for the sale of national advertising on our stations that broadcast Fox, CW and MyNetworkTV network programming. In 2012, national advertising accounted for approximately 45% of our total television revenue.

Retransmission Consent Revenue

We also generate retransmission consent revenue from retransmission consent agreements that are entered into with MVPDs. This revenue represents payments from these entities for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The agreement also provides terms relating to compensation to be paid to us with respect to agreements that are entered into for the carriage of our Univision- and UniMás-affiliated television station signals.

In 2012, retransmission consent revenue accounted for approximately 13% of our total television revenue. We anticipate that retransmission consent revenue will continue to be a growing source of net revenues.

Network Revenue

Network compensation represents compensation for broadcasting network programming. In 2012, network compensation accounted for approximately 1% of our total television revenue.

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

We believe that our primary competitive advantages are the quality of the programming we receive through our affiliation with Univision and the quality of our local news. According to Univision, its primary network is one of the top five networks in the United States regardless of language, and it is the most-watched Spanish-language network in the United States during prime time. In addition, Univision’s primary network and the UniMás network together have maintained superior audience ratings among all U.S. Hispanic households when compared to both Spanish-language and English-language broadcast networks. Similarly, our local news achieves strong audience ratings. In 12 of our television markets, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot among adults 18-34 years of age.

Telemundo is the second-largest Spanish-language television network in the United States. As of December 31, 2012, Telemundo had total coverage reaching approximately 94% of all Hispanic households in its markets.

We also benefit from operating in different media: television and radio advertising. While we have not engaged in any significant cross-selling program, we do take advantage of opportunities for cross-promotion of our stations.

Radio

Overview

We own and operate 49 radio stations (38 FM and 11 AM), 46 of which are located in the top 50 Hispanic markets in the United States. Our radio stations broadcast into markets with an aggregate of approximately 20 million U. S. Hispanics, which is approximately 41% of the Hispanic population in the United States. Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with independent programming.

Radio Programming

Radio Networks. Our radio networks broadcast into 16 of the 19 markets that we serve. Our networks allow advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner and at a cost that is generally lower than our English-language counterparts.

Although our networks have a broad geographic reach, technology allows our stations to offer the necessary local feel and to be responsive to local clients and community needs. Designated time slots are used for local advertising, news, traffic, weather, promotions and community events. The audience gets the benefit of a national radio sound along with local content. To further enhance this effect, our on-air personalities frequently travel to participate in local promotional events. For example, in selected key markets our on-air personalities appear at special events and client locations. We promote these events as “remotes” to bond the national personalities to local listeners. Furthermore, all of our stations can disconnect from the networks and operate independently in the case of a local emergency or a problem with our central MPLS transmission.

Radio Formats. Each of our four radio networks produce a music format that is simultaneously distributed via MPLS with a High Definition quality sound to our stations. Each of these formats appeals to different listener preferences:

•

La Tricolor is a personality-driven format that includes “Los Picudos de la Mañana” in 14 markets, “Erazno y La Chokolata” in the afternoon drive which airs on 14 of our stations and is syndicated on an additional 27 stations and Mexican country-style music that primarily targets male Hispanic listeners 18-49 years of age;

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

In addition, in markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners, including the following:

•	In the Los Angeles market, we program “Super Estrella”, a music-driven, pop and alternative Spanish-rock format targeting primarily Hispanic adults 18-34 years of age;

•	In the McAllen market, we program a Mexican country-style music format that targets primarily Hispanic males 18-49 years of age;

•

Also in the McAllen market, we program two English-language formats, a classic rock-oriented format that targets primarily males 18-49 years of age and a hit-based adult contemporary format targeting primarily women 18-49 years of age;

•	In the Orlando market, we program “Salsa 98.1”, a Spanish-language tropical hits format that features salsa, merengue and bachata and targets Hispanic adults 25-54 years of age;

•

In the Sacramento market, we offer two English-language formats, a rhythmic contemporary hit format targeting primarily females 18-34 years of age and a young country format targeting primarily adults 18-49 years of age; and

•

In the Phoenix, El Paso, Lubbock, Stockton, Houston and Albuquerque markets, we program “ESPN Deportes”, a Spanish-language sports talk format targeting primarily Hispanic adults 18-54 years of age, that is provided to us by a third party pursuant to a network affiliation agreement.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	José El Gato (1) El Gato (1) Super Estrella (1) Super Estrella (1) Super Estrella (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	Time Brokered (2)
Phoenix, Arizona	9	KLNZ-FM KDVA-FM KVVA-FM KBMB-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor José (1) José (1) ESPN Deportes (Spanish)
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Mexican Regional José Adult Contemporary (English)
Sacramento, California Stockton, California Modesto, California	11	KRCX-FM KNTY-FM KHHM-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	La Tricolor Country (English) Contemporary Hit (English) José La Tricolor ESPN Deportes José Maria
Albuquerque-Santa Fe, New Mexico	13	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	José ESPN Deportes
El Paso, Texas	15	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	Oldies (English) José El Gato ESPN Deportes Talk (English)
Denver-Boulder, Colorado Aspen, Colorado	16	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	José La Tricolor Maria La Tricolor
Orlando-Daytona Beach-Melbourne, Florida	17	WNUE-FM	98.1	MHz	Salsa 98.1
Las Vegas, Nevada	23	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	El Gato La Tricolor
Monterey-Salinas-Santa Cruz, California	34	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor José Time Brokered (2)
Yuma, Arizona-El Centro, California	37	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	José La Tricolor Time Brokered (2)
Palm Springs, California	45	KPST-FM KLOB-FM	103.5 94.7	MHz MHz	La Tricolor José
Lubbock, Texas	51	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor ESPN Deportes
Reno, Nevada	59	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2013 estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Other Platforms.We also offer mobile, digital and other interactive media platforms and services, including local websites and social media, that provide users with news, information and other content.

Radio Advertising

Substantially all of the revenue generated from our radio operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff, and also from a third-party network inventory agreement, digital and non-traditional revenue. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2012, local advertising revenue accounted for approximately 66% of our total radio revenue.

National. National advertising revenue generally represents spot and network revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. Lotus/Entravision Reps LLC, or LER, typically acts as our national sales representative to solicit national advertising sales on our Spanish-language radio stations. LER was originally a joint venture that we entered into in August 2001 with Lotus Hispanic Reps Corp., and we acquired 100% of the ownership interest in LER in January 2011. In 2012, national advertising revenue accounted for approximately 34% of our total radio revenue.

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

Historically, advertising rates for Spanish-language radio stations have been lower than those for English-language stations with similar audience levels. We believe that, over time, possibilities exist to narrow the disparities that have historically existed between Spanish-language and English-language advertising rates as new and existing advertisers recognize the growing desirability of targeting the Hispanic population in the United States. We also believe that having multiple stations in a market enables us to provide listeners with alternatives, to secure a higher overall percentage of a market’s available advertising dollars and to obtain greater percentages of individual customers’ advertising budgets.

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

We believe that while none of these new technologies can replace local broadcast radio stations, the challenges from new technologies will continue to require attention from management. In addition, we will continue to review potential opportunities to utilize such new technologies. For example, we have converted 21 of our stations (18 FM and 3 AM) to broadcast digital radio programming as well as analog programming, which we anticipate will allow us to provide additional content to our listeners.

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

Employees

As of December 31, 2012, we had approximately 957 full-time employees, including 736 full-time employees in television and 221 full-time employees in radio. As of December 31, 2012, three of our full-time television employees were represented by labor unions that have entered into collective bargaining agreements with us. We believe that our relations with these unions and with our employees generally are good.

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

A time brokerage agreement with another television or radio station in the same market creates an attributable interest in the brokered television or radio station as well for purposes of the FCC’s local television or radio station ownership rules, if the agreement affects more than 15% of the brokered television or radio station’s weekly broadcast hours. Likewise, a joint sales agreement involving radio stations creates a similar attributable interest for the broadcast station that is undertaking the sales function. The FCC is currently considering the extension of this attribution policy to television stations.

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

Pursuant to the Communications Act, the FCC is required, on a quadrennial basis, to review its media ownership rules. The FCC began the most recent such review in 2010. The FCC is expected to release an order in connection with its review, in early 2013.

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

For the three-year period commencing on January 1, 2012, we generally elected “retransmission consent” in notifying the MVPDs that carry our television programming in our television markets. We have arrangements or have entered into agreements with nearly all of our MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights, including through our national program supplier for Spanish-language programming, Univision, for our Univision- and UniMás-affiliated television stations, for the three-year period. We have a few such agreements that expire during the three-year period and we expect to be able to reach agreement with the applicable MVPDs.

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

In a shared services agreement, one station provides services, generally of a non-programming nature, to another station in the same market. This enables the recipient of the services to save on overhead costs.

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

The FCC is examining such understandings as part of its quadrennial media ownership review that began in 2010.

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

The FCC has required full-power television stations in the United States to operate in digital television. The FCC has set September 1, 2015 as the date for the transition of low-power television stations to digital transmission. We are in the process of transitioning certain of our low-power stations to digital where we believe that an audience is present to view such stations.

The FCC has adopted rules to permit low-power stations to operate on a paired or stand-alone basis in digital service. We have secured authority for certain of our low-power stations to have paired operations or operate in digital. In certain cases, we have requested authority to “flash cut” certain of our low-power stations to digital service. In those markets where no spectrum was available for paired operations, we will make a decision to switch individual stations from analog to digital service based on the viewing patterns of our viewers.

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

Low-Power Radio Broadcast Service. The FCC has created a low-power FM radio service and has granted a limited number of construction permits for such stations. Pursuant to legislation adopted in 2011, this service is being expanded and the opportunities for FM translator stations reduced. The low-power FM service consists of two classes of radio stations, with maximum power levels of either 10 watts or 100 watts. The 10-watt stations will reach an area with a radius of between one and two miles, and the 100-watt stations reach an area with a radius of approximately three and one-half miles. The low-power FM stations are required to protect other existing FM stations, as currently required of full-powered FM stations.

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

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-power stations in those markets where the satellite operators have implemented local-into-local service. SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA. SHVERA extended the ability of satellite operators to implement local-into-local service. SHVERA expired in late 2009, but was extended in May 2010 by the Satellite Television Extension and Localism Act, or STELA. STELA provided a further five-year extension of the “carry one/carry all” rule earlier adopted in SHVIA and SHVERA and will expire in 2014 unless renewed at that time. To the extent we have decided to secure our carriage on DBS through retransmission consent agreements, the “carry one/carry all” rule is no longer relevant to us. While STELA made certain changes, we do not foresee a material impact of such legislation on our operations. The FCC is in the process of requiring television stations to disclose additional information on their compliance with public service obligations, considering the local service obligations of broadcasters, and promoting greater diversity among broadcasters. We do not foresee any material impact on our business from such proposed or adopted rules.

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

Spectrum Policies. After studying national broadband needs, the FCC made a determination that a critical need exists to expand the spectrum available for wireless broadband services. This need is perceived to arise based on a finding that consumers and businesses will have an increasing usage of wireless devices and the associated spectrum for telephony, data transmission, and entertainment purposes. The FCC has further determined that in order to avert a spectrum crisis, it must recover and reallocate to wireless broadband a total of 500 MHz of spectrum, of which 120 MHz (amounting to 20 channels) are expected to come from spectrum currently allocated to television broadcasting.

In order to achieve this spectrum recovery, the FCC has proposed that broadcasters participate in "voluntary incentive auctions" in which interested station owners would offer the spectrum of their stations in a “reverse auction”, providing spectrum for wireless operators to purchase in a simultaneous or future “forward auction”. Legislation to achieve that goal was enacted by Congress in February 2012. The FCC has commenced a series of rulemaking proceedings to develop rules to establish how such auctions will be undertaken, how stations will be valued, what percentage of the auction payments will go to broadcasters, and what rights, if any, will selling stations or stations agreeing to share spectrum retain following the completion of the sale of their stations and associated spectrum.

Any reduction in available spectrum arising from the spectrum auction may have an impact on low-power stations (other than Class A stations). The loss of such broadcasting opportunities could have a detrimental effect on our business.

The FCC commenced a proceeding in November 2010 to determine how to modernize spectrum rules for the television band. Among the proposals under consideration are the sharing of the spectrum allocated to a television station among multiple stations, altering spacing among stations and interference protections between stations through an unpacking of broadcast television allocations, and improving television reception in the VHF band so that remaining television stations would use VHF spectrum while freeing up UHF channels from 32 to 51. Until the related incentive auction and modernization proceedings are completed, it is premature to reach any conclusions as to these proceedings and the eventual impact therefrom on the future of television broadcasting.

ITEM 1A.	RISK FACTORS

While we have a history of losses in some periods and income in other periods, periods of losses, if continued, could adversely affect the market price of our securities and our ability to raise capital.

We had net income of approximately $13.6 million for the year ended December 31, 2012 and net losses of approximately $8.2 million, and $18.1 million for the years ended December 31, 2011 and 2010, respectively. If we cannot continue to generate net income or generate it on a consistent basis in the future, there could be an adverse effect on the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt as and when needed.

If we cannot raise required capital, we may have to reduce or curtail certain existing operations.

We require significant additional capital for general working capital and debt service needs. If our cash flow and existing working capital are not sufficient to fund our general working capital and debt service requirements, we will have to raise additional funds by selling equity, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives for raising additional funds may be available on acceptable terms to us, in amounts sufficient for us to meet our requirements, or at all. In addition, our ability to raise additional funds and engage in acquisitions is limited by the terms of the Indenture and the amended Credit Agreement. Our failure to obtain any required new financing may, if needed, require us to reduce or curtail certain existing operations.

Our substantial level of debt could limit our ability to grow and compete.

Our total indebtedness was approximately $343.8 million as of December 31, 2012. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of the Indenture and the amended Credit Agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets and our existing and future domestic subsidiaries to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If amounts outstanding under the amended Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full the money owed to such lender.

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

Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit our ability, among other things, to:

•	incur additional indebtedness;

•	incur liens;

•	merge, dissolve, consolidate, or sell all or substantially all of our assets;

•	engage in acquisitions;

•	make certain investments;

•	make certain restricted payments;

•	use loan proceeds to purchase or carry margin stock or for any other prohibited purpose;

•	incur certain contingent obligations;

•	enter into certain transactions with affiliates; and

•	change the nature of our business.

In addition, the Indenture contains various provisions that limit our ability to:

•	apply the proceeds from certain asset sales other than in accordance with the terms of the Indenture; and

•	restrict dividends or other payments from subsidiaries.

In addition, the amended Credit Agreement contains various provisions that limit our ability to:

•	dispose of certain assets; and

•	amend our or any guarantor’s organizational documents of the Company in any way that is materially adverse to the lender under our existing credit facility, or the 2012 Credit Facility.

Moreover, if we fail to comply with any of the financial covenants or ratios under our 2012 Credit Facility, our lender could:

•	Elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	Terminate their commitments, if any, to make further extensions of credit.

Any such action by our lender would have a material adverse effect on our overall business and financial condition.

In recent years, we have experienced net losses, primarily as a result of the current uncertain economic conditions. Were these conditions to continue for an extended period of time or worsen, our ability to comply with the Notes or our 2012 Credit Facility, including financial covenants and ratios, and continue to operate our business as it is presently conducted, could be jeopardized.

We reported a net income of $13.6 million and had positive cash flow from operations of $40.0 million for the year ended December 31, 2012. We reported a net loss of $8.2 million and had positive cash flow from operations of $17.6 million for the year ended December 31, 2011. Additionally, as of December 31, 2012, we had an accumulated deficit of $925.4 million. If we were to experience net losses and declining net revenue over a period of time, there could be an adverse effect on our liquidity and capital resources. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to refinance our existing debt, sell assets, curtail certain operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. Any default under the Notes or our 2012 Credit Facility, inability to renegotiate such agreements if required, obtain additional financing if needed, or obtain waivers for any failure to comply with financial covenants and ratios would have a material adverse effect on our overall business and financial condition.

Our ability to generate the significant amount of cash needed to pay interest and principal on the Notes and service our other indebtedness and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. In addition, we may not be able to pay amounts due on our indebtedness.

As of December 31, 2012, we had outstanding total indebtedness of approximately $343.8 million. Our ability to make payments on and refinance our indebtedness, including the Notes and amounts borrowed under our 2012 Credit Facility and other financial obligations, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which is subject to many factors, including prevailing economic conditions and financial, business and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our 2012 Credit Facility or otherwise, in amounts sufficient to enable us to service our indebtedness, including the Notes and borrowings under our 2012 Credit Facility, or to fund our other liquidity needs. If events or circumstances occur such that we are not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to refinance our existing indebtedness, sell assets, curtail certain operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. In addition, the current uncertain economic environment has had and may continue to have an impact on our liquidity and capital resources. Because of these and other factors beyond our control, we may be unable to pay the principal, premium (if any), interest or other amounts on our indebtedness.

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

•

the possibility that our lender under our 2012 Credit Facility could refuse to fund its commitment to us or could fail, and we may not be able to replace the financing commitment of any such lender on favorable terms, or at all.

The recent recession and difficulties in the global capital and credit markets have adversely affected, and current uncertain economic conditions may continue to adversely affect, our business, as well as the industries of many of our customers, which are cyclical in nature.

Some of the markets in which our advertisers participate, such as the services, telecommunications, automotive, fast food and restaurant, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. Recent declines in consumer and business confidence and spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and can affect the profitability of our business. Our business is exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners. These conditions have resulted in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of customer advertising orders, cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. The reoccurrence of any of these conditions may adversely affect our cash flow, profitability and financial condition. During 2008 and 2009, as a result of the global financial crisis and recession, lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers reducing the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Although the markets have generally stabilized since the depths of the recession, the economic recovery has continued to be weak. Future disruption of the credit markets and/or sluggish economic growth in future periods could adversely affect our customers’ access to credit which supports the continuation and expansion of their businesses and could result in advertising or broadcast cancellations or suspensions, payment delays or defaults by our customers.

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

Adverse or uncertain general economic conditions may cause potential customers to defer or forgo the purchase of advertising time. Moreover, insolvencies associated with current economic conditions or future economic downturns could adversely affect our business through the loss of carriers and clients or by hampering our ability to sell advertising or generate retransmission consent revenue. Further, reduced levels of staffing due to further layoffs could also have a negative impact on our business by spreading our personnel resources too thinly and not being able to cover all of our customer markets as effectively as in previous periods.

If our earnings were to decrease in future periods, it is possible that we would fail to comply with the terms of the Notes or our 2012 Credit Facility, which would have a significant adverse effect on us.

Current uncertain economic conditions may affect our financial performance or our ability to forecast our business with accuracy.

Our operations and performance depend significantly on U.S. and, to a lesser extent, international economic conditions and their impact on purchases of advertising by our customers. As a result of the global financial crisis, which was experienced on a broad and extensive scope and scale, and the recession in the United States, general economic conditions deteriorated significantly throughout 2008 and most of 2009, and the economic recovery since that time has been weak. Economic conditions may remain uncertain for the foreseeable future. In 2010, we experienced increased customer demand for advertising commitments in both our television and radio segments. However, excluding advertising solely attributable to the World Cup and political activity, we believe that demand was relatively flat for advertising during 2010. Additionally, in 2011, we did not benefit from the occurrence of any of these periodic events. In 2012, we experienced increased customer demand for advertising commitments in both our television and radio segments, and benefited from increased revenue attributable to political activity. We believe that this general economic uncertainty may continue in future periods, as our customers alter their purchasing activities in response to the new economic reality, and, among other things, our customers may change or scale back future purchases of advertising. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results. It is currently unclear as to what overall effect the current economic conditions and uncertainties will continue to have on the marketplace and our future business. If we are unable to adequately respond to or forecast further changes in demand for advertising if current economic conditions persist or deteriorate, our results of operations, financial condition and business prospects may be materially and adversely affected.

Cancellations or reductions of advertising could adversely affect our results of operations.

We do not obtain long-term commitments from our advertisers, and advertisers may cancel, reduce or postpone orders without penalty. We have experienced cancellations, reductions or delays in purchases of advertising from time to time in the past and more regularly during the recent global financial crisis and recession. These have affected, and could continue to affect, our revenue and results of operations, especially if we are unable to replace such advertising purchases. Many of our expenses are based, at least in part, on our expectations of future revenue and are therefore relatively fixed once budgeted. Therefore, weakness in advertising sales would adversely impact both our revenue and our results of operations.

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

We prepare our financial statements in accordance with generally accepted accounting principles, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, the disclosure of contingent assets and liabilities, and our financial statements. We are also required to make certain judgments that affect the reported amounts of revenue and expenses during each reporting period.

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

Any failure to maintain our FCC broadcast licenses could cause a default under our 2012 Credit Facility and cause an acceleration of our indebtedness.

Our 2012 Credit Facility requires us to maintain our FCC licenses. If the FCC were to revoke any of our material licenses, our lender could declare all amounts outstanding under the 2012 Credit Facility to be immediately due and payable. If our indebtedness is accelerated, we may not have sufficient funds to pay the amounts owed.

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets. Although we have not recorded impairments of our television and radio assets in 2011 or 2012, in prior years we recorded impairment of certain assets.

Goodwill and intangible assets totaled $280 million and $282 million at December 31, 2012 and 2011, respectively, primarily attributable to acquisitions in prior years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value. At least annually, we test our goodwill and indefinite lived intangible assets for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors.

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

Our television stations compete for audiences and advertising revenue primarily on the basis of programming content and advertising rates. Audience ratings are a key factor in determining our television advertising rates and the revenue that we generate. If Univision’s programming success or ratings were to decline, it could lead to a reduction in our advertising rates and advertising revenue on which our television business depends. Univision’s relationships with Televisa and Venevision are important to Univision’s, and consequently our, continued success. If Televisa were to stop providing programming to Univision for any reason, and Univision were unable to provide us with replacement programming of comparable quality, it could have a material adverse effect on our business and results of operations. Additionally, by aligning ourselves closely with Univision, we might forego other opportunities that could diversify our television programming and avoid dependence on Univision’s television networks

Because three of our directors, and stockholders affiliated with them, hold the majority of our voting power, they can ensure the outcome of most matters on which our stockholders vote.

As of December 31, 2012, Walter F. Ulloa, Philip C. Wilkinson and Paul A. Zevnik together held approximately 80% of the combined voting power of our outstanding shares of common stock. Each of Messrs. Ulloa, Wilkinson and Zevnik is a member of our board of directors, and Mr. Ulloa also serves as our chief executive officer. In addition to their shares of our Class A common stock, collectively they own all of the issued and outstanding shares of our Class B common stock, which have ten votes per share on any matter subject to a vote of the stockholders. Accordingly, Messrs. Ulloa, Wilkinson and Zevnik themselves have the ability to elect each of the members of our board of directors. Messrs. Ulloa, Wilkinson and Zevnik have agreed contractually to vote their shares to elect themselves as directors of our company. Messrs. Ulloa, Wilkinson and Zevnik, acting in concert, also have the ability to control the outcome of most matters requiring stockholder approval. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of the company.

Stockholders who desire to change control of our company may be prevented from doing so by provisions of our second amended and restated certificate of incorporation and the agreement that governs our 2012 Credit Facility. In addition, other agreements contain provisions that could discourage a takeover.

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

Technology in the broadcast, entertainment and Internet industries is changing rapidly. Advances in technologies or alternative methods of content delivery, as well as certain changes in consumer or advertiser behavior driven by changes in these or other technologies and methods of delivery, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, DVD players and other personal video and audio systems (e.g., iPods, iPads and tablet devices), wireless devices, text messaging and downloading from the Internet. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis, and technologies which enable users to fast-forward or skip advertisements altogether, such as DVRs (e.g., TiVo), Aereo, the Hopper and portable digital devices, may cause changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of portable digital devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations. Additionally, cable providers and direct-to-home satellite operators are developing new video compression technologies that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating such channels and potentially leading to increased competition for viewers in some of our markets. Our ability to adapt to changes in technology on a timely and effective basis and exploit new sources of revenue from these changes may affect our business prospects and results of operations.

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

Displacement of any of our low-power television stations (other than Class A stations) could cause our ratings and revenue for any such station to decrease.

A significant portion of our television stations are licensed by the FCC for low-power service only. Our low-power television stations operate with less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations are treated as a secondary service. If any or all of our low-power stations are found to cause interference to full-power stations or sufficient channels become unavailable to accommodate incumbent broadcast television stations, owing to the relocation of full-power stations to fewer channels, we could be required to eliminate the interference or terminate service. In a few urban markets where we operate, including Washington, D.C. and San Diego, there are a limited number of alternative channels to which our low-power television stations can migrate. If, as a result of the elimination of part of the broadcast spectrum or otherwise, we are unable to move the signals of our low-power television stations to replacement channels, or such channels do not permit us to maintain the same level of service, we may be unable to maintain the viewership these stations currently have, which could harm our ratings and advertising revenue or, in the worst case, cause us to discontinue operations at these low-power television stations.

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

While we expect the amount of revenues generated from our retransmission consent agreements to continue to grow in the near-term and beyond, the rate of growth of such revenue may not continue at recent and current rates and may be detrimentally affected by network program suppliers seeking reverse network compensation.

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

SHVIA expired in 2004 and Congress adopted SHVERA, which expired in 2009, but was extended in May 2010 by STELA. STELA provides a further five-year extension, until 2014, of the “carry one/carry all” rule earlier adopted in SHVIA and SHVERA. To the extent we have decided to secure our carriage on DBS through retransmission consent agreements, the “carry one/carry all” rule no longer is relevant to us.

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

We rely on over-the-air spectrum which might be taken away, auctioned or be subject to other modifications (including repacking) pursuant to an FCC-sanctioned process.

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

With the advent of mobile wireless communications and its use not only for voice but for broadband distribution, the need for spectrum has grown. The FCC is engaged in efforts related to the implementation of a national broadcast plan it has developed. The plan calls for an increase in the amount of spectrum available for use by wireless broadband services. Available sources of such spectrum are limited and the spectrum allotted for television broadcasting as a source for such spectrum repurposing has been identified as containing spectrum that the FCC believes should be recovered in part and made available for wireless broadband use. The FCC has indicated that any such repurposing as it applies to full-service and Class A television stations would be voluntary and television broadcasters are not be required to return their spectrum. However, it cannot be certain how the FCC’s efforts to secure additional spectrum for mobile wireless communications and the incentive auction and repacking processes that accompany the redistribution of broadcast spectrum will affect television broadcasting, as it remains dependent on the applications of such legislation, the rules to be adopted by the FCC, and the actions of broadcasters in dealing with the new spectrum environment.

There are significant political, legal and technical issues to overcome and be considered by us before changes in spectrum use may occur. The loss of spectrum could have a significant impact on our television business as would the sale or auction of spectrum or the modification of the available spectrum. We are giving consideration to all of the implications of the expected changes in how spectrum will be made available for broadcasting.

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

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ending December 31, 2011
First Quarter	$2.75	$2.01
Second Quarter	$2.78	$1.79
Third Quarter	$2.10	$0.95
Fourth Quarter	$1.91	$0.75
Year Ending December 31, 2012
First Quarter	$1.95	$1.35
Second Quarter	$1.85	$1.14
Third Quarter	$1.55	$1.10
Fourth Quarter	$1.73	$1.13

As of March 1, 2013, there were approximately 179 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by Research Data Group, Inc., depicts our quarterly performance for the period from December 31, 2007 through December 31, 2012, as measured by total stockholder return on our Class A common stock compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Entravision Communications Corporation, the S&P 500 Index

and the S&P Broadcasting Index

*	Assumes $100 invested on December 31, 2006 in stock or index, including reinvestment of dividends.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Entravision Communications Corporation	100.00	19.92	43.42	32.82	20.61	23.70
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
S&P Broadcasting	100.00	55.79	98.63	127.69	148.08	216.06

Dividend Policy

We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.12 per share on December 28, 2012. We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.06 per share on December 30, 2011. Our future dividend policy will depend on factors considered relevant in the discretion of the Board of Directors, which may include, among other things, our earnings, capital requirements and financial condition. In addition, the amended Credit Agreement and the Indenture place certain restrictions on our ability to pay dividends on any class of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	9,222,413	(2)	$4.55	(3)	7,442,576
Employee Stock Purchase Plan	N/A	(4)	N/A	(4)	3,997,062
Equity compensation plans not approved by security holders	—		—		—

Total	9,222,413		$4.55		11,439,638

(1)	Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.
(2)	Includes an aggregate of 1,015,598 restricted stock units.
(3)	Weighted average exercise price of outstanding options; excludes restricted stock units.
(4)	Our 2001 Employee Stock Purchase Plan, or ESPP, permits full-time employees to have payroll deductions made to purchase shares of our Class A common stock during specified purchase periods. The purchase price is the lower of 85% of (1) the fair market value per share of our Class A common stock on the last business day before the purchase period begins and (2) the fair market value per share of our Class A common stock on the last business day of the purchase period. Consequently, the price at which shares will be purchased for the purchase period currently in effect is not known. We suspended the ESPP in 2009.

Issuer Purchases of Equity Securities

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through December 31, 2012. We did not repurchase any shares of Class A common stock during 2010, 2011 or 2012. Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit our ability to make future repurchases of shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 and with respect to our consolidated balance sheets as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements not included herein. The consolidated statement of operations data for the year ended December 31, 2008 has been reclassified to reflect the outdoor operations as discontinued operations.

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

(In thousands, except share and per share data)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Statements of Operations Data:
Net revenue	$223,253	$194,396	$200,476	$189,231	$232,335

Direct operating expenses	92,256	88,590	84,802	83,902	100,801
Selling, general and administrative expenses	37,818	36,511	38,046	38,278	43,709
Corporate expenses	17,976	15,669	18,416	14,918	17,117
Depreciation and amortization	16,426	18,653	19,229	21,033	23,412
Impairment charge	—	—	36,109	50,648	610,456

	164,476	159,423	196,602	208,779	795,495

Operating income (loss)	58,777	34,973	3,874	(19,548)	(563,160)
Interest expense	(35,407)	(37,650)	(24,429)	(27,948)	(43,093)
Interest income	86	3	260	459	1,894
Other income (loss)	—	687	—	—	—
Gain (loss) on debt extinguishment	(3,743)	(423)	(987)	(4,716)	9,813

Income (loss) before income taxes	19,713	(2,410)	(21,282)	(51,753)	(594,546)
Income tax (expense) benefit	(6,112)	(5,790)	3,376	1,917	70,086

Income (loss) before equity in net income (loss) of nonconsolidated affiliate and discontinued operations	13,601	(8,200)	(17,906)	(49,836)	(524,460)
Equity in net income (loss) of nonconsolidated affiliate	—	—	(180)	(236)	(166)

Income (loss) from continuing operations	13,601	(8,200)	(18,086)	(50,072)	(524,626)
Income (loss) from discontinued operations	—	—	—	—	(3,930)

Net income (loss) applicable to common stockholders	$13,601	$(8,200)	$(18,086)	$(50,072)	$(528,556)

Net income (loss) per share applicable to common stockholders, basic and diluted	$0.16	$(0.10)	$(0.21)	$(0.60)	$(5.84)

Cash dividends per share, basic and diluted	$0.12	$0.06	$—	$—	$—

Weighted average common shares outstanding, basic	85,882,646	85,051,066	84,488,930	83,972,709	90,560,685

Weighted average common shares outstanding, diluted	86,314,206	85,051,066	84,488,930	83,972,709	90,560,685

	Years Ended December 31,
	2012	2011	2010	2009	2008
Other Data:
Capital expenditures	$9,900	$8,218	$7,177	$6,961	$16,860
Balance Sheet Data:
Cash and cash equivalents	$36,130	$58,719	$72,390	$27,666	$64,294
Total assets	438,051	467,321	490,810	487,927	592,983
Long-term debt, including current portion	340,814	379,662	396,119	363,949	406,523
Total stockholders' equity (deficit)	$5,401	$(561)	$10,357	$25,235	$72,094

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2012, 2011 and 2010 and consolidated financial condition as of December 31, 2012 and 2011 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

OVERVIEW

We are a diversified Spanish-language media company utilizing a combination of television and radio operations, together with mobile, digital and other interactive media platforms, to reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the year ended December 31, 2012 was $223.3 million. Of that amount, revenue generated by our television segment accounted for 70% and revenue generated by our radio segment accounted for 30%.

As of the date of filing this report, we own and/or operate 56 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations (38 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas and a national sales representation firm. Our television and radio stations typically have local websites and other digital and interactive media platforms that provide users with news and information as well as a variety of other products and services.

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

Highlights

During 2012, we achieved revenue growth primarily driven by increases in political advertising, core advertising and retransmission consent revenue. The increase in our political advertising revenue reflects the importance of our television and radio platforms in reaching Latino voters. Net revenue increased to

$223.3 million, an increase of $28.9 million, or 15%, from $194.4 million for 2011. Our audience shares remain strong in the nation's most densely populated Hispanic markets, and we believe we are well positioned to benefit as the U.S. Hispanic market continues to expand and advertisers increasingly recognize the importance of reaching our target audience.

Net revenue for our television segment increased to $156.8 million in 2012, from $131.5 million in 2011. This increase of $25.3 million, or 19%, was primarily due to increases in political advertising revenue, which was not material in 2011, core advertising revenue and retransmission consent revenue. We generated a total of $20.2 million in retransmission consent revenue in 2012. We anticipate that retransmission consent revenue for the full year 2013 will be greater than it was for the full year 2012 and will continue to be a growing source of net revenues in future periods.

Net revenue for our radio segment increased to $66.4 million in 2012, from $62.9 million in 2011. This increase of $3.5 million, or 6%, was primarily due to increases in political advertising revenue, which was not material in 2011, and core advertising revenue.

Acquisitions and Dispositions

On January 3, 2011, we completed the acquisition of LER, a representation firm that sells national spots and digital advertising to advertising agencies on our behalf and other clients. We previously owned 50% of LER, which was accounted for under the equity method. We decided to acquire the 50% of LER that we did not own in order to integrate LER’s sales force with our radio operations. We paid $1.1 million for the remaining 50% of LER. As a result of our obtaining control of LER, our previously-held 50% interest was remeasured to its fair value of $1.1 million. The resulting gain of $0.7 million is included in the line item ‘Other income (loss)’ on the consolidated statement of operations for the year ended December 31, 2011.

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

Relationship with Univision

Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreements with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under the network affiliation agreements, we generally retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, and approximately four and a half minutes per hour of the available advertising time on the UniMás network. Those allocations are subject to adjustment from time to time by Univision.

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2012 and 2011, retransmission consent revenue accounted for approximately $20.2 million and $17.1 million, respectively.

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

RESULTS OF OPERATIONS

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, loss (gain) on sale of assets and impairment charge. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Years Ended December 31,			% Change 2012 to 2011	% Change 2011 to 2010
	2012	2011	2010
Net Revenue
Television	$156,839	$131,490	$132,561	19%	(1)%
Radio	66,414	62,906	67,915	6%	(7)%

Consolidated	223,253	194,396	200,476	15%	(3)%

Direct operating expenses
Television	56,664	53,789	52,882	5%	2%
Radio	35,592	34,801	31,920	2%	9%

Consolidated	92,256	88,590	84,802	4%	4%

Selling, general and administrative expenses
Television	20,571	19,606	20,249	5%	(3)%
Radio	17,247	16,905	17,797	2%	(5)%

Consolidated	37,818	36,511	38,046	4%	(4)%

Depreciation and amortization
Television	13,312	15,189	15,489	(12)%	(2)%
Radio	3,114	3,464	3,740	(10)%	(7)%

Consolidated	16,426	18,653	19,229	(12)%	(3)%

Segment operating profit
Television	66,292	42,906	43,941	55%	(2)%
Radio	10,461	7,736	14,458	35%	(46)%

Consolidated	76,753	50,642	58,399	52%	(13)%
Corporate expenses	17,976	15,669	18,416	15%	(15)%
Impairment charge	—	—	36,109	*	(100)%

Operating income (loss)	$58,777	$34,973	$3,874	68%	*

Consolidated adjusted EBITDA (1)	$76,863	$55,475	$63,635	39%	(13)%

Capital expenditures
Television	$8,339	$6,494	$6,196
Radio	1,561	1,724	981

Consolidated	$9,900	$8,218	$7,177

Total assets
Television	$313,904	$342,462	$367,474
Radio	124,147	124,859	123,336

Consolidated	$438,051	$467,321	$490,810

*	Percentage not meaningful.
(1)

Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax

(expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our 2012 Credit Facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2012 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2012 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $10 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2012 Credit Facility and our applicable margin for the interest rate calculation. Under our 2012 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of December 31): 2012, 4.3 to 1; 2011, 6.7 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Consolidated adjusted EBITDA (1)	$76,863	$55,475	$63,635
Interest expense	(35,407)	(37,650)	(24,429)
Interest income	86	3	260
Gain (loss) on debt extinguishment	(3,743)	(423)	(987)
Income tax (expense) benefit	(6,112)	(5,790)	3,376
Amortization of syndication contracts	(707)	(1,482)	(1,159)
Payments on syndication contracts	1,698	1,976	2,724
Non-cash stock-based compensation included in direct operating expenses	(146)	(229)	(454)
Non-cash stock-based compensation included in selling, general and administrative expenses	(767)	(812)	(897)
Non-cash stock-based compensation included in corporate expenses	(1,738)	(1,302)	(1,619)
Depreciation and amortization	(16,426)	(18,653)	(19,229)
Impairment charge	—	—	(36,109)
Other income (loss)	—	687	—
Reserve for note receivable	—	—	(3,018)
Equity in net income (loss) of nonconsolidated affiliates	—	—	(180)

Net income (loss)	13,601	(8,200)	(18,086)
Depreciation and amortization	16,426	18,653	19,229
Impairment charge	—	—	36,109
Deferred income taxes	6,477	4,565	(4,342)
Amortization of debt issue costs	2,284	2,207	1,140
Amortization of syndication contracts	707	1,482	1,159
Payments on syndication contracts	(1,698)	(1,976)	(2,724)
Equity in net (income) loss of nonconsolidated affiliate	—	—	180
Non-cash stock-based compensation	2,651	2,343	2,970
Other (income) loss	—	(687)	—
Loss (gain) on debt extinguishment	3,743	423	934
Reserve for note receivable	—	—	3,018
Change in fair value of interest rate swap agreements	—	—	(12,188)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	—	809	(809)
(Increase) decrease in accounts receivable	(3,740)	(574)	2,091
(Increase) decrease in prepaid expenses and other assets	321	336	310
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(740)	(1,770)	8,134

Cash flows from operating activities	$40,032	$17,611	$37,125

(footnotes on preceding page)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated Operations

Net Revenue. Net revenue increased to $223.3 million for the year ended December 31, 2012 from $194.4 million for the year ended December 31, 2011, an increase of $28.9 million. Of the overall increase, $25.4 million came from our television segment and was primarily attributable to increases in political advertising revenue, which was not material in 2011, core advertising revenue and retransmission consent revenue. Additionally, $3.5 million of the overall increase came from our radio segment and was primarily attributable to increases in political advertising revenue, which was not material in 2011, and core advertising revenue.

We believe that we will continue to face a challenging advertising environment in 2013 as our advertising customers continue to make difficult choices in the current uncertain economic environment and we will not have revenue from political advertising that positively impacted our results of operations in 2012.

Direct Operating Expenses. Direct operating expenses increased to $92.3 million for the year ended December 31, 2012 from $88.6 million for the year ended December 31, 2011, an increase of $3.7 million. Of the overall increase, $2.9 million came from our television segment and was primarily attributable to an increase in expenses associated with the increase in net revenue and an increase in salary expense. Additionally, $0.8 million of the overall increase came from our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 41% for the year ended December 31, 2012 from 46% for the year ended December 31, 2011. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

We believe that direct operating expenses will continue to increase during 2013 primarily as a result of employee salary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $37.8 million for the year ended December 31, 2012 from $36.5 million for the year ended December 31, 2011, an increase of $1.3 million. Of the overall increase, $1.0 million came from our television segment and was primarily attributable to an increase in salary expense and an increase in bad debt expense. Additionally, $0.3 million of the overall increase came from our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 17% for the year ended December 31, 2012 from 19% for the year ended December 31, 2011. Selling, general and administrative expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in selling, general and administrative expenses.

We believe that selling, general and administrative expenses will continue to increase during 2013 primarily as a result of employee salary increases.

Corporate expenses increased to $18.0 million for the year ended December 31, 2012 from $15.7 million for the year ended December 31, 2011, an increase of $2.3 million. The increase was primarily attributable to the increase in bonuses, non-cash stock-based compensation, salary expense and interactive media-related expenses. As a percentage of net revenue, corporate expenses remained constant at 8% for each of the year ends December 31, 2012 and 2011.

We believe that corporate expenses will continue to increase during 2013 primarily as a result of employee salary increases and interactive media-related expenses.

Depreciation and Amortization. Depreciation and amortization decreased to $16.4 million for the year ended December 31, 2012 from $18.7 million for the year ended December 31, 2011, a decrease of $2.3 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $58.8 million for the year ended December 31, 2012, compared to $35.0 million for the year ended December 31, 2011.

Interest Expense. Interest expense decreased to $35.4 million for the year ended December 31, 2012 from $37.7 million for the year ended December 31, 2011, a decrease of $2.3 million. On December 31, 2012 and May 30, 2012, we repurchased $40.0 million and $20.0 million, respectively, of our Notes. During the fourth quarter of 2011, we repurchased $16.2 million of our Notes. The decrease in interest expense was primarily attributable to the decrease in our outstanding debt.

Other Income. We recorded other income of $0.7 million related to the remeasurement of our previously-held 50% interest in LER to fair value in connection with our acquisition of the remaining 50% interest of LER during the year ended December 31, 2011.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $3.7 million related to the premium paid, unamortized finance costs and unamortized bond discount associated with the repurchases of Notes during the year ended December 31, 2012. We recorded a loss on debt extinguishment of $0.4 million related to unamortized finance costs and bond discount associated with the repurchase of Notes during the year ended December 31, 2011.

Income Tax Expense. Income tax expense for the year ended December 31, 2012 was $6.1 million. The effective income tax rate was lower than our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets. Income tax expense for the year ended December 31, 2011 was $5.8 million. The effective income tax rate was lower than our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets.

As of December 31, 2012, we believe that our deferred tax assets will not be fully realized in the future and we are providing a full valuation allowance against those deferred tax assets. In determining our deferred tax assets subject to a valuation allowance, we reduced our deferred tax assets by deferred tax liabilities except for the deferred tax liabilities attributable to indefinite-lived intangibles. We do not have any feasible tax planning strategies that would recover our deferred tax assets.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $156.8 million for the year ended December 31, 2012 from $131.5 million for the year ended December 31, 2011, an increase of $25.3 million. The increase was primarily attributable to increases in political advertising revenue, which was not material in 2011, core advertising revenue and retransmission consent revenue. We generated a total of $20.2 million and $17.1 million in retransmission consent revenue for the years ended December 31, 2012 and 2011, respectively. We anticipate that retransmission consent revenue for the full year 2013 will be greater than it was for the full year 2012 and will continue to be a growing source of net revenues in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $56.7 million for the year ended December 31, 2012 from $53.8 million for the year ended December 31, 2011, an increase of $2.9 million. The increase was primarily attributable to an increase in expenses associated with the increase in net revenue and an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $20.6 million for the year ended December 31, 2012 from $19.6 million for the year ended December 31, 2011, an increase of $1.0 million. The increase was primarily attributable to an increase in salary expense and an increase in bad debt expense.

Radio

Net Revenue. Net revenue in our radio segment increased to $66.4 million for the year ended December 31, 2012 from $62.9 million for the year ended December 31, 2011, an increase of $3.5 million. The increase was primarily attributable to increases in political advertising revenue, which was not material in 2011, and core advertising revenue.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $35.6 million for the year ended December 31, 2012 from $34.8 million for the year ended December 31, 2011, an increase of $0.8 million. The increase was primarily attributable to an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $17.2 million for the year ended December 31, 2012 from $16.9 million for the year ended December 31, 2011, an increase of $0.3 million. The increase was primarily attributable to an increase in salary expense.

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

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income of approximately $13.6 million for the year ended December 31, 2012 and net losses of approximately $8.2 million, and $18.1 million for the years ended December 31, 2011 and 2010, respectively. We had positive cash flow from operations of $40.0 million, $17.6 million and $37.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2012 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

Notes

On July 27, 2010, we completed the offering and sale of $400 million aggregate principal amount of our Notes. The Notes were issued at a discount to 98.722% of their principal amount and mature on August 1, 2017. Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. We received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness then outstanding under our previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to offering of the Notes and for general corporate purposes.

During the fourth quarter of 2011, we purchased Notes on the open market with a principal amount of $16.2 million. We recorded a loss on debt extinguishment of $0.4 million primarily due to the write off of unamortized finance costs and unamortized bond discount.

During the second quarter of 2012, we repurchased Notes with a principal amount of $20.0 million pursuant to the optional redemption provisions in the Indenture. The redemption price for the redeemed Notes was 103% of the principal amount plus all accrued and unpaid interest. We recorded a loss on debt extinguishment of $1.2 million related to the premium paid and the write off of unamortized finance costs and unamortized bond discount.

During the fourth quarter of 2012, we repurchased Notes with a principal amount of $40.0 million pursuant to the optional redemption provisions in the Indenture. The redemption price for the redeemed Notes was 103% of the principal amount plus all accrued and unpaid interest. We recorded a loss on debt extinguishment of $2.5 million related to the premium paid and the write off of unamortized finance costs and unamortized bond discount.

The Notes are guaranteed on a senior secured basis by all of our existing and future wholly-owned domestic subsidiaries (the “Note Guarantors”). The Notes and the guarantees rank equal in right of payment to all of our and the guarantors’ existing and future senior indebtedness and senior in right of payment to all of our and the Note Guarantors’ existing and future subordinated indebtedness. In addition, the Notes and the guarantees are effectively junior: (i) to our and the Note Guarantors’ indebtedness secured by assets that are not collateral; (ii) pursuant to an Intercreditor Agreement entered into at the same time that we entered into our previous credit facility; and (iii) to all of the liabilities of any of our existing and future subsidiaries that do not guarantee the Notes, to the extent of the assets of those subsidiaries. The Notes are secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including the special purpose subsidiary formed to hold the Company’s FCC licenses.

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

2012 Credit Facility

On December 20, 2012, we entered into a new term loan and revolving credit facility of up to $50 million (our “2012 Credit Facility”) pursuant to the amended Credit Agreement. Our 2012 Credit Facility consists of a four-year $20 million term loan facility and a four-year $30 million revolving credit facility that expires on December 20, 2016, which includes a $3 million sub-facility for letters of credit. As of December 31, 2012, we had approximately $0.6 million in outstanding letters of credit. In addition, we may increase the aggregate principal amount of our 2012 Credit Facility by up to an additional $50 million, subject to our satisfying certain conditions.

Borrowings under our 2012 Credit Facility bear interest at either: (i) the Base Rate (as defined in the agreement governing our 2012 Credit Facility (the “amended Credit Agreement”) plus the Applicable Margin (as defined in the amended Credit Agreement); or (ii) LIBOR plus the Applicable Margin (as defined in the amended Credit Agreement). We have not drawn on the revolving credit facility of our 2012 Credit Facility.

Our 2012 Credit Facility is guaranteed on a senior secured basis by all of our existing and future wholly-owned domestic subsidiaries (the “Credit Guarantors”), which are also the Note Guarantors (collectively, the “Guarantors”). Our 2012 Credit Facility is secured on a first priority basis by our and the Credit Guarantors’ assets, which also secure the Notes. Our borrowings, if any, under our 2012 Credit Facility rank senior to the Notes upon the terms set forth in the Intercreditor Agreement that we entered into in connection with the credit facility that was in effect at that time.

The amended Credit Agreement also requires compliance with a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn in an amount in excess of $3 million, net of certain letter of credit obligations.

Upon an event of default, as defined in the amended Credit Agreement, the lender may, among other things, suspend or terminate their obligation to make further loans to us and/or declare all amounts then outstanding under our 2012 Credit Facility to be immediately due and payable. The amended Credit Agreement also contains additional provisions that are customary for an agreement of this type, including indemnification by us and the Credit Guarantors.

In connection with our entering into the Indenture and the amended Credit Agreement, we and the Guarantors also entered into the following agreements:

•

A Security Agreement, pursuant to which we and the Guarantors each granted a first priority security interests in the collateral securing the Notes and our 2012 Credit Facility for the benefit of the holders of the Notes and the lender under our 2012 Credit Facility; and

•

An Intercreditor Agreement, in order to define the relative rights of the holders of the Notes and the lender under our 2012 Credit Facility with respect to the collateral securing our and the Guarantors’ respective obligations under the Notes and our 2012 Credit Facility; and

•	A Registration Rights Agreement, pursuant to which we registered the Notes and successfully conducted an exchange offering for the Notes in unregistered form, as originally issued.

Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit our ability, among other things, to:

•	incur additional indebtedness;

•	incur liens;

•	merge, dissolve, consolidate, or sell all or substantially all of our assets;

•	engage in acquisitions;

•	make certain investments;

•	make certain restricted payments;

•	use loan proceeds to purchase or carry margin stock or for any other prohibited purpose;

•	incur certain contingent obligations;

•	enter into certain transactions with affiliates; and

•	change the nature of our business.

In addition, the Indenture contains various provisions that limit our ability to:

•	apply the proceeds from certain asset sales other than in accordance with the terms of the Indenture; and

•	restrict dividends or other payments from subsidiaries.

In addition, the amended Credit Agreement contains various provisions that limit our ability to:

•	dispose of certain assets; and

•	amend our or any guarantor’s organizational documents of the Company in any way that is materially adverse to the lender under our 2012 Credit Facility.

Moreover, if we fail to comply with any of the financial covenants or ratios under our 2012 Credit Facility, our lender could:

•	Elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	Terminate their commitments, if any, to make further extensions of credit.

Debt and Equity Financing

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through December 31, 2012. We did not repurchase any shares of Class A common stock during 2010, 2011 or 2012. Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit our ability to make future repurchases of shares of our common stock.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $76.9 million for the year ended December 31, 2012 from $55.5 million for the year ended December 31, 2011, an increase of $21.4 million, or 39%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 34% for the year ended December 31, 2012 from 29% for the year ended December 31, 2011.

Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our 2012 Credit Facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2012 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2012 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $10 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2012 Credit Facility and our applicable margin for the interest rate calculation. Under our 2012 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of December 31): 2012, 4.3 to 1; 2011, 6.7 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow provided by operating activities was $40.0 million for the year ended December 31, 2012 compared to net cash flow provided by operating activities of $17.6 million for the year ended December 31, 2011. We had net income of $13.6 million for the year ended December 31, 2012. We had a net loss of $8.2 million for the year ended December 31, 2011, which was primarily the result of non-cash expenses, including depreciation and amortization expense of $18.7 million. We expect to have positive cash flow from operating activities for the 2013 year.

Net cash flow used in investing activities was $9.9 million for the year ended December 31, 2012, compared to net cash flow used in investing activities of $9.1 million for the year ended December 31, 2011. During the year ended December 31, 2012, we spent $9.9 million on net capital expenditures. During the year ended December 31, 2011, we spent $7.8 million on net capital expenditures, $0.7 million related to the purchase of an FCC license and $0.6 million related to the acquisition of LER. We anticipate that our capital expenditures will be approximately $9 million during the full year 2013. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $52.8 million for the year ended December 31, 2012, compared to net cash flow used in financing activities of $22.2 million for the year ended December 31, 2011. During the year ended December 31, 2012, we made debt payments of $62.5 million, a dividend payment of $10.3 million and received net proceeds of approximately $20.0 million for the new term loan. During the year ended December 31, 2011, we made debt payments of $17.1 million and a dividend payment of $5.1 million.

Commitments and Contractual Obligations

We have agreements with certain media research and ratings providers, expiring at various dates through December 2015, to provide television and radio audience measurement services. We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through November 2050.

Our material contractual obligations at December 31, 2012 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt and related interest (1)	$476,305	$29,274	$58,628	$388,403	—
Media research and ratings providers (2)	31,712	12,312	19,400	—	—
Operating leases (2)	55,621	8,213	15,809	9,850	21,749
Other material non-cancelable contractual obligations (3)	2,214	1,088	1,110	16	—

Total contractual obligations	$565,852	$50,887	$94,947	$398,269	$21,749

(1)	These amounts represent estimated future cash interest payments related to our Notes and our 2012 Credit Facility. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.
(2)	Does not include month-to-month leases.
(3)	Primarily includes obligations for sales software licenses. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.9 million of liabilities related to uncertain tax positions have been excluded from the table above.

We have also entered into employment agreements with certain of our key employees, including Walter F. Ulloa, Jeffery A. Liberman, Mario M. Carrera and Christopher T. Young. Our obligations under these agreements are not reflected in the table above.

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

As of December 31, 2012, we had $35.9 million of goodwill in our television reporting unit. The fair value of our television reporting unit was greater than the carrying value by 91%. If the fair value of our television reporting unit is less than the carrying value in future periods, we would, at that time, have to proceed to the second step of the goodwill impairment testing process.

As of December 31, 2012, we had $0.7 million of goodwill in our radio reporting unit. The fair value of our radio reporting unit was greater than the carrying value by 15%. If the fair value of our radio reporting unit is less than the carrying value in future periods, we would, at that time, have to proceed to the second step of the goodwill impairment testing process.

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

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions we make about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The fair values of our television FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 12% to over 500%. The fair values of our radio FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 4% to over 75%.

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

In evaluating our ability to realize net deferred tax assets, we consider all reasonably available evidence including our past operating results, tax strategies and forecasts of future taxable income. In considering these factors, we make certain assumptions and judgments that are based on the plans and estimates used to manage our business.

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

We also generate interactive revenues under arrangements that are sold on a standalone basis and those that are sold on a combined basis that are integrated with our broadcast revenue and reported within the television and radio segments. We have determined that these integrated revenue arrangements include multiple deliverables and have separated them into different units of accounting based on their relative sales price based upon management’s best estimate. Revenue for each unit of accounting is recognized as it is earned.

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

We terminated the interest rate swap agreements effective July 27, 2010, so there is no balance as of December 31, 2012, 2011 and 2010.

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

We conducted a review of our television indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we did not record impairment in 2012 as the fair values of our television FCC licenses for each of our market clusters was greater than their respective carrying values. The fair values exceeded the carrying values in amounts ranging from 12% to over 500%. We recognized impairment charges of $24 million relating to television FCC licenses in 2010.

We conducted our annual review of our television reporting unit and determined that the carrying value of our television reporting unit exceeded the fair value. The fair value of the television reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The market-based approach used comparable company earnings multiples. Based on the assumptions and estimates described above, we did not record impairment in 2012. The fair value of our television reporting unit was greater than the carrying value by 91%.

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

We conducted a review of our radio indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we did not record impairment in 2012 as the fair values of our radio FCC licenses for each of our market clusters was greater than their respective carrying values. The fair values exceeded the carrying values in amounts ranging from 4% to over 75%. We recognized impairment charges of $3 million relating to radio FCC licenses in 2010.

We conducted our annual review of our radio reporting unit and determined that the carrying value of our radio reporting unit exceeded the fair value. The fair value of the radio reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The market-based approach used comparable company earnings multiples. Based on the assumptions and estimates described above, we did not record impairment in 2012. The fair value of our radio reporting unit was greater than the carrying value by 15%. Our radio reporting unit carrying value exceeded its fair value in 2010 and we recognized a goodwill impairment charge of $10 million in 2010.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2012. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

Interest Rates

On July 27, 2010, we completed the offering and sale of $400 million aggregate principal amount of our Notes. The Notes were issued at a discount to 98.722% of their principal amount and mature on August 1, 2017. Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. We received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness outstanding under our previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to offering of the Notes and provide capital for general corporate purposes.

On December 20, 2012 we entered into our 2012 Credit Facility which consists of a four-year $20 million term loan facility and a four-year $30 million revolving credit facility. Our term loan bears interest at LIBOR plus a margin of 3.75% for a total interest rate of 3.96% at December 31, 2012. As of December 31, 2012, $20 million of our term loan was outstanding and there were no borrowings outstanding on the revolving credit facility.

If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2012 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.2 million based on the outstanding balance of our 2012 Credit Facility as of December 31, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-60.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Our independent registered public accounting firm, McGladrey LLP, which has audited and reported on our financial statements, issued an attestation report regarding our internal controls over financial reporting as of December 31, 2012. McGladrey LLP’s report is included in this annual report below.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Entravision Communications Corporation

We have audited Entravision Communications Corporation's and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Entravision Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Entravision Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entravision Communications Corporation and subsidiaries and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows, and our report dated March 8, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP

Los Angeles, California

March 8, 2013

ITEM 9B.	OTHER INFORMATION

On March 8, 2013, we entered into a new employment agreement with Christopher T. Young, pursuant to which he will continue to serve as our Executive Vice President, Chief Financial Officer and Treasurer. This agreement, effective as of March 8, 2013, replaces a similar agreement with Mr. Young, which agreement was entered into effective as of May 12, 2011.

The agreement with Mr. Young provides for an initial base salary of $400,000 per year for the term of his agreement, which ends on December 31, 2015. Mr. Young’s base salary may be increased in the discretion of the Compensation Committee of the Board of Directors. In addition, Mr. Young is eligible to receive a discretionary annual bonus of up to 100% of his then-current base salary. He is also eligible for equity incentive grants under our equity incentive plans.

If Mr. Young’s employment is terminated by us without cause or by Mr. Young for good reason (including a change of control of Entravision), he will be entitled to receive: (i) all accrued salary and benefits through the date of termination; (ii) any discretionary bonus that is approved by the Compensation Committee of the Board of Directors prior to the date of termination; and (iii) a severance payment equal to: (A) Mr. Young’s then current base salary, plus (B) a prorated bonus amount which shall be equal to the product of: (x) the average annual bonuses received by Mr. Young for the two years preceding the year of such termination, multiplied by (y) a fraction, the numerator of which is the number of days preceding such termination in the then-current calendar year, and the denominator of which is 365.

If Mr. Young’s employment is terminated by us for cause, he will only be entitled to receive accrued salary and benefits through the date of termination and shall be ineligible for any bonus or severance payment.

We and Mario M. Carrera, whom we have now determined is a named executive officer for 2012, entered into an employment agreement effective as of September 1, 2012, pursuant to which he serves as our Chief Revenue Officer. Mr. Carrera was named Chief Revenue Officer effective July 26, 2012.

The agreement with Mr. Carrera provides for an initial base salary of $400,000 per year for the term of his agreement, which ends on August 31, 2015. Mr. Carrera’s base salary may be increased in the discretion of the Compensation Committee of the Board of Directors. In addition, Mr. Carrera is eligible to receive a discretionary annual bonus of up to 50% of his then-current base salary. He is also eligible for equity incentive grants under our equity incentive plans.

If Mr. Carrera’s employment is terminated by us without cause or by Mr. Carrera for good reason (including a change of control of Entravision), he will be entitled to receive all accrued salary and benefits through the date of termination, any discretionary bonus that is approved by the Compensation Committee of the Board of Directors and a severance payment equal to one year of his then-current base salary. If Mr. Carrera’s employment is terminated by us for cause, he will only be entitled to receive accrued salary and benefits through the date of termination and shall be ineligible for any bonus or severance payment.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and matters pertaining to our corporate governance policies and procedures are set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Directors” and “Corporate Governance” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders scheduled to be held on May 30, 2013, or the 2013 Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of our executive officers and directors is set forth in “Proposal 1—Election of Directors” under the caption “Director Compensation” and under the caption “Summary of Cash and Certain Other Compensation” in the 2013 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and under the caption “Summary of Cash and Certain Other Compensation” in the 2013 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding relationships or transactions between our affiliates and us is set forth under the caption “Certain Relationships and Related Transactions” in the 2013 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to and services performed by our independent accountants is set forth in “Proposal 2—Ratification of Appointment of Independent Auditor” under the caption “Audit and Other Fees” in the 2013 Proxy Statement. Such information is incorporated herein by reference.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2(3)	Third Amended and Restated Bylaws, as adopted on December 9, 2005

3.3(4)	First Amendment to Third Amended and Restated Bylaws

10.1(5)†	2000 Omnibus Equity Incentive Plan

10.2(6)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(5)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(7)†	Employment Agreement effective as of January 1, 2011 by and between the registrant and Walter F. Ulloa

10.5(9)†	Consulting Agreement effective as of April 25, 2012 by and between the registrant and Philip C. Wilkinson

10.6(22)†	Employment Agreement effective as of September 1, 2012 by and between the registrant and Jeffery A. Liberman

10.7†	Executive Employment Agreement effective as of May 12, 2011 between the registrant and Christopher T. Young

10.8†*	Executive Employment Agreement effective as of January 1, 2013 between the registrant and Christopher T. Young

Exhibit Number	Exhibit Description

10.9†*	Executive Employment Agreement effective as of September 1, 2012 between the registrant and Mario M. Carrera

10.10(10)†	Form of Indemnification Agreement for officers and directors of the registrant

10.11(5)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.12(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.13(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.14(5)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.15(11)	First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.16(8)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.17(23)	Third Amendment to Lease effective as of January 31, 2011 by and between Water Garden Company L.L.C. and the registrant

10.18(12)	Limited Liability Company Agreement of Lotus/Entravision Reps LLC dated as of August 10, 2001

10.19(13)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.20(24)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.21(13)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.22(24)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.23(2)†	2004 Equity Incentive Plan

10.24(14)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.25(15)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.26(6)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.27(16)†	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.28(17)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.29(18)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.30(19)†	Summary of Non-Employee Director Compensation

Exhibit Number	Exhibit Description

10.31(20)	Indenture, dated as of July 27, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee

10.32(21)	Purchase Agreement, dated July 22, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Citigroup Global Markets, Inc., as representatives of the initial purchasers

10.33(21)	Registration Rights Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Citigroup Global Markets, Inc., as representatives of the initial purchasers

10.34(21)	Credit Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner

10.35(25)	First Amendment, dated February 24, 2012, to Credit Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner

10.36*	Credit Agreement, dated December 20, 2012, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner

10.37(21)	Security Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Collateral Trustee

10.38(21)	Collateral Trust and Intercreditor Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, the guarantors from time to time party thereto, Wells Fargo Bank, National Association, as Trustee under the Indenture, the Administrative Agent, the other Priority Debt Representatives from time to time party thereto and General Electric Capital Corporation, as Collateral Trustee

21.1*	Subsidiaries of the registrant

23.1*	Consent of McGladrey LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit Number	Exhibit Description

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 11, 2009.
(5)	Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on June 2, 2011.
(8)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on April 27, 2012.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.
(11)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(12)	Incorporated by reference from our Registration Statement on Form S-3, No. 333-81652, filed with the SEC on January 30, 2002, as amended by Post-Effective Amendment No. 1 thereto, filed with the SEC on February 25, 2002.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(15)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 4, 2006.
(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2007
(18)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 11, 2008.
(19)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 17, 2006.

(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 27, 2010.
(21)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2010.
(22)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 28, 2012.
(23)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 25, 2011.
(24)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 5, 2011.
(25)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 24, 2012.

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 8, 2013

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

Signature	Title	Date
/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 8, 2013

/s/ CHRISTOPHER T. YOUNG Christopher T. Young	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 8, 2013

/s/ PHILIP C. WILKINSON Philip C. Wilkinson	Director	March 8, 2013

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 8, 2013

/s/ ESTEBAN E. TORRES Esteban E. Torres	Director	March 8, 2013

/s/ GILBERT R. VASQUEZ Gilbert R. Vasquez	Director	March 8, 2013

/s/ JULES G. BUENABENTA Jules G. Buenabenta	Director	March 8, 2013

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

ENTRAVISION HOLDINGS, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Entravision Communications Corporation

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of Entravision Communications Corporation listed in Item 15(a) for each of the three years ended December 31, 2012. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also audited the condensed financial information pursuant to Rule 3-10 of Regulation S-X for the years ended December 31, 2012, 2011, and 2010 which have been included in Note 16 to the consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Entravision Communications Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of Entravision Communications Corporation’s internal control over financial reporting.

/s/ McGladrey LLP

Los Angeles, California

March 8, 2013

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$36,130	$58,719
Trade receivables, net of allowance for doubtful accounts of $4,396 and $3,926 (including related parties of $4,916 and $5,608)	48,030	44,270
Prepaid expenses and other current assets (including related parties of $274 and $274)	4,245	5,939

Total current assets	88,405	108,928
Property and equipment, net	61,435	65,226
Intangible assets subject to amortization, net (including related parties of $20,880 and $23,513)	22,349	24,598
Intangible assets not subject to amortization	220,701	220,701
Goodwill	36,647	36,647
Other assets	8,514	11,221

Total assets	$438,051	$467,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$150	$—
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,576 and $5,691)	39,158	39,750

Total current liabilities	39,426	39,868
Long-term debt, less current maturities (net of bond discount of $2,982 and $4,134)	340,664	379,662
Other long-term liabilities	7,359	8,327
Deferred income taxes	45,201	40,025

Total liabilities	432,650	467,882

Commitments and contingencies (note 9)
Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2012 54,404,226; 2011 53,514,769	5	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2012 and 2011 22,188,161	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2012 and 2011 9,352,729	1	1
Additional paid-in capital	930,814	938,453
Accumulated deficit	(925,421)	(939,022)

Total stockholders’ equity (deficit)	5,401	(561)

Total liabilities and stockholders’ equity (deficit)	$438,051	$467,321

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share data)

	2012	2011	2010
Net revenue	$223,253	$194,396	$200,476

Expenses:
Direct operating expenses (including related parties of $10,599, $8,373, and $10,857) (including non-cash stock-based compensation of $146, $229 and $454)	92,256	88,590	84,802
Selling, general and administrative expenses (including non-cash stock-based compensation of $767, $812, and $897)	37,818	36,511	38,046
Corporate expenses (including non-cash stock-based compensation of $1,738, $1,302, and $1,619)	17,976	15,669	18,416
Depreciation and amortization (includes direct operating of $12,332, $13,258, and $13,545; selling, general and administrative of $2,858, $3,141, and $3,557; and corporate of $1,236, $2,254, and $2,127) (including related parties of $2,633, $3,617, and $3,211)	16,426	18,653	19,229
Impairment charge	—	—	36,109

	164,476	159,423	196,602

Operating income (loss)	58,777	34,973	3,874
Interest expense (including related parties of $0, $30, and $83)	(35,407)	(37,650)	(24,429)
Interest income	86	3	260
Other income (loss)	—	687	—
Gain (loss) on debt extinguishment	(3,743)	(423)	(987)

Income (loss) before income taxes	19,713	(2,410)	(21,282)
Income tax (expense) benefit	(6,112)	(5,790)	3,376

Income (loss) before equity in net income (loss) of nonconsolidated affiliate	13,601	(8,200)	(17,906)
Equity in net income (loss) of nonconsolidated affiliate	—	—	(180)

Net income (loss) applicable to common stockholders	$13,601	$(8,200)	$(18,086)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$0.16	$(0.10)	$(0.21)

Weighted average common shares outstanding, basic	85,882,646	85,051,066	84,488,930

Weighted average common shares outstanding, diluted	86,314,206	85,051,066	84,488,930

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2012, 2011 and 2010

(In thousands, except share data)

	Number of Common Shares				Common Stock			Additional Paid-in Capital
	Class A	Class B	Class U	Treasury Stock	Class A	Class B	Class U		Accumulated Deficit	Total
Balance, December 31, 2009	51,807,122	22,587,433	9,352,729	—	$5	$2	$1	$937,963	$(912,736)	$25,235

Issuance of common stock upon exercise of stock options or awards of restricted stock units	771,910	—	—	—	—	—	—	237	—	237
Stock-based compensation expense, net	—	—	—	—	—	—	—	2,971	—	2,971
Class B common stock exchanged for Class A common stock	399,272	(399,272)	—	—	—	—	—	—	—	—
Net income (loss) for the year ended December 31, 2010	—	—	—	—	—	—	—	—	(18,086)	(18,086)

Balance, December 31, 2010	52,978,304	22,188,161	9,352,729	—	$5	$2	$1	$941,171	$(930,822)	$10,357

Issuance of common stock upon exercise of stock options or awards of restricted stock units	536,465	—	—	—	—	—	—	41	—	41
Stock-based compensation expense, net	—	—	—	—	—	—	—	2,343	—	2,343
Dividends paid								(5,102)	—	(5,102)
Net income (loss) for the year ended December 31, 2011	—	—	—	—	—	—	—	—	(8,200)	(8,200)

Balance, December 31, 2011	53,514,769	22,188,161	9,352,729	—	$5	$2	$1	$938,453	$(939,022)	$(561)

Issuance of common stock upon exercise of stock options or awards of restricted stock units	889,457	—	—	—	—	—	—	23	—	23
Stock-based compensation expense, net	—	—	—	—	—	—	—	2,651	—	2,651
Dividends paid	—	—	—	—	—	—	—	(10,313)	—	(10,313)
Net income (loss) for the year ended December 31, 2012	—	—	—	—	—	—	—	—	13,601	13,601

Balance, December 31, 2012	54,404,226	22,188,161	9,352,729	—	$5	$2	$1	$930,814	$(925,421)	$5,401

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$13,601	$(8,200)	$(18,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,426	18,653	19,229
Impairment charge	—	—	36,109
Deferred income taxes	6,477	4,565	(4,342)
Amortization of debt issuance costs	2,284	2,207	1,140
Amortization of syndication contracts	707	1,482	1,159
Payments on syndication contracts	(1,698)	(1,976)	(2,724)
Equity in net (income) loss of nonconsolidated affiliate	—	—	180
Non-cash stock-based compensation	2,651	2,343	2,970
Other (income) loss	—	(687)	—
(Gain) loss on debt extinguishment	3,743	423	934
Reserve for note receivable	—	—	3,018
Change in fair value of interest rate swap agreements	—	—	(12,188)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	—	809	(809)
(Increase) decrease in accounts receivable	(3,740)	(574)	2,091
(Increase) decrease in prepaid expenses and other assets	321	336	310
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(740)	(1,770)	8,134

Net cash provided by (used in) operating activities	40,032	17,611	37,125

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(9,856)	(8,524)	(8,650)
Purchase of a business	—	(598)	—

Net cash provided by (used in) investing activities	(9,856)	(9,122)	(8,650)

Cash flows from financing activities:
Proceeds from issuance of common stock	23	42	239
Payments on long-term debt	(61,800)	(17,071)	(362,949)
Termination of swap agreements	—	—	(4,039)
Dividends paid	(10,313)	(5,102)	—
Proceeds from borrowings on long-term debt	20,000	—	394,888
Payments of capitalized debt offering and issuance costs	(675)	(29)	(11,890)

Net cash provided by (used in) financing activities	(52,765)	(22,160)	16,249

Net increase (decrease) in cash and cash equivalents	(22,589)	(13,671)	44,724
Cash and cash equivalents:
Beginning	58,719	72,390	27,666

Ending	$36,130	$58,719	$72,390

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$35,422	$36,428	$30,805

Income taxes	$(365)	$1,225	$966

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter referred to collectively as the “Company”) is a diversified Spanish-language media company utilizing a combination of television and radio operations, together with mobile, digital and other interactive media platforms, to reach Hispanic consumers across the United States, as well as the border markets of Mexico. The Company’s management has determined that the Company operates in two reportable segments as of December 31, 2012, based upon the type of advertising medium, which consist of television broadcasting and radio broadcasting. As of December 31, 2012, the Company owns and/or operates 56 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C., consisting primarily of Univision Communications Inc. (“Univision”) affiliated stations. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 19 markets located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

The Company has consolidated one entity for which it is the primary beneficiary. Total net assets and results of operations of the entity as of and for the year ended December 31, 2012 are not significant.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s operations are affected by numerous factors, including changes in audience acceptance (i.e., ratings), priorities of advertisers, new laws and governmental regulations and policies and technological advances. The Company cannot predict if any of these factors might have a significant impact on the television and radio advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, stock-based compensation, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, fair values of derivative instruments, disclosure of the fair value of debt, deferred income taxes and the purchase price allocations used in the Company’s acquisitions.

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

Intangible assets subject to amortization are amortized on a straight-line method over their estimated useful lives (see Note 4). Favorable leasehold interests and pre-sold advertising contracts are amortized over the term of the underlying contracts. Deferred debt issuance costs are amortized over the life of the related indebtedness using the effective interest method.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2012, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $1.0 million, $0.9 million and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The net charge off of bad debts aggregated $0.7 million, $2.6 million and $4.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

As of December 31, 2012 and 2011, the fair value of the Company’s long-term debt was approximately $371.3 million and $376.1 million, respectively, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

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

In evaluating the Company’s ability to realize net deferred tax assets, the Company considers all reasonably available evidence including past operating results, tax strategies and forecasts of future taxable income. In considering these factors, the Company makes certain assumptions and judgments that are based on the plans and estimates used to manage the business.

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company also generates interactive revenues under arrangements that are sold on a standalone basis and those that are sold on a combined basis that are integrated with its broadcast revenue and reported within the television and radio segments. The Company has determined that these integrated revenue arrangements include multiple deliverables and has separated them into different units of accounting based on their relative sales price based upon management’s best estimate. Revenue for each unit of accounting is recognized as it is earned.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which it granted Univision the right to negotiate as an agent the terms of agreements providing for the carriage of its Univision- and UniMás-affiliated television station signals by cable, satellite and internet-based television service providers. The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of its Univision- and UniMás-affiliated television station signals. Revenue for the carriage of the Company’s Univision- and UniMás-affiliated television station signals is recognized over the life of each agreement with the cable, satellite and internet-based television service providers. Advertising related to carriage of the Company’s Univision- and UniMás-affiliated television station signals is recognized at the time of broadcast. Retransmission consent revenue was $20.2 million, $17.1 million and $13.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $0.6 million, $0.8 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Trade costs were approximately $0.6 million, $0.8 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation according to the provisions of ASC 718, “Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock awards, restricted stock units, and employee stock purchases under the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) based on estimated fair values.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASC 718 requires companies to estimate the fair value of stock options on the date of grant using an option pricing model. The fair value of restricted stock awards and restricted stock units is based on the closing market price of the Company’s common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest has been reduced for estimated forfeitures and is recognized as expense over the requisite service periods in the consolidated statements of operations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term, expected volatility of the underlying stock, risk-free rate, and expected dividends. The expected volatility is based on historical volatility of the Company’s common stock and other relevant factors. The expected term assumptions are based on the Company’s historical experience and on the terms and conditions of the stock-based awards. The risk free-rate is based on observed interest rates appropriate for the expected terms of the Company’s stock options.

The Company classifies cash flows from excess tax benefits from exercised options in excess of the deferred tax asset attributable to stock-based compensation costs as financing cash flows.

Earnings (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Basic and diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$13,601	$(8,200)	$(18,086)

Denominator:
Weighted average common shares outstanding, basic and diluted	85,882,646	85,051,066	84,488,930

Per share:
Net income (loss) per share applicable to common stockholders	$0.16	$(0.10)	$(0.21)

Diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$13,601	$(8,200)	$(18,086)

Denominator:
Weighted average common shares outstanding	85,882,646	85,051,066	84,488,930
Dilutive securities:
Stock options	89,418	—	—
Restricted stock units	342,142	—	—

Diluted shares outstanding	86,314,206	85,051,066	84,488,930
Per share:
Net income (loss) per share applicable to common stockholders	$0.16	$(0.10)	$(0.21)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic earnings per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the year ended December 31, 2012, a total of 8,573,761 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the years ended December 31, 2011 and 2010, dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on loss per share. 610,650 and 813,108 equivalent shares of stock options, restricted stock units and shares purchased under the Employee Stock Purchase Plan were not included in determining the weighted average shares outstanding for diluted loss per share since their inclusion would be antidilutive for the years ended December 31, 2011 and 2010, respectively.

Comprehensive Income

For the years ended December 31, 2012, 2011 and 2010, the Company had no components of comprehensive income.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2011 Acquisition

On January 3, 2011, the Company completed the acquisition of Lotus/Entravision Reps LLC, or LER, a representation firm that sells national spots and digital advertising to advertising agencies on behalf of the Company and other clients. The Company previously owned 50% of LER which was accounted for under the equity method. The Company decided to acquire the 50% of LER that it did not own in order to integrate LER’s operations with the Company’s radio operations. The Company paid $1.1 million for the remaining 50% of LER.

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	Television	Radio	Total
December 31, 2012 and 2011	$35,912	$735	$36,647

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2012 and 2011 is as follows (in thousands):

		2012			2011
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	9	$65,089	$44,210	$20,879	$65,089	$41,577	$23,512
Customer base	4	746	382	364	746	292	454
Other	17	25,655	24,549	1,106	25,155	24,523	632

Total intangible assets subject to amortization		$91,490	$69,141	22,349	$90,990	$66,392	24,598

Intangible assets not subject to amortization:
FCC licenses				220,701			220,701

Total intangible assets				$243,050			$245,299

The aggregate amount of amortization expense for the years ended December 31, 2012, 2011 and 2010 was approximately $2.7 million, $3.8 million and $3.4 million, respectively. Estimated amortization expense for each of the years ended December 31, 2013 through 2017 is as follows (in thousands):

Estimated Amortization Expense	Amount
2013	$2,400
2014	2,400
2015	2,400
2016	2,400
2017	2,400

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012

The Company conducted a review of the fair value of the television and radio reporting units in 2012. The fair value of each reporting unit was primarily determined by using a combination of a market approach and an income approach. The income approach estimates fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of that reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on internal forecasts about future performance. The market-based approach used comparable company earnings multiples. Based on the assumptions and projections, the television and radio reporting unit fair values were both greater than their respective carrying values. As a result, the Company passed the first step of the goodwill impairment test for both reporting units and no impairment of goodwill was recorded.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2012. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company did not record impairment of FCC licenses.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2012 and 2011 consists of (in millions):

	Estimated useful life (years)	2012	2011
Buildings	39	$18.6	$18.5
Construction in progress	—	1.3	2.2
Transmission, studio and other broadcast equipment	5-15	158.0	156.7
Office and computer equipment	3-7	21.0	22.5
Transportation equipment	5	6.3	6.0
Leasehold improvements and land improvements	Lesser of lease life or useful life	22.2	21.1

		227.4	227.0
Less accumulated depreciation		173.4	169.2

		54.0	57.8
Land		7.4	7.4

		$61.4	$65.2

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2012 and 2011 consist of (in millions):

	2012	2011
Accounts payable	$6.9	$5.6
Accrued payroll and compensated absences	5.3	4.7
Professional fees	0.4	0.6
Accrued interest	11.8	14.1
Deferred revenue	2.3	2.4
Accrued national representation fees	1.3	2.0
Other	11.2	10.4

	$39.2	$39.8

7. LONG-TERM DEBT

Long-term debt as of December 31, 2012 and 2011 is summarized as follows (in millions):

	2012	2011
Notes, net of discount of $3.0 million and $4.1 million	$320.9	$379.7
Term Loan	$20.0	$0.0

	340.9	379.7
Less current maturities	0.2	—

	$340.7	$379.7

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled maturities of long-term debt as of December 31, 2012 are as follows (in millions):

Year	Amount
2013	$0.2
2014	0.2
2015	0.2
2016	19.4
2017	323.8

$343.8

For the years ended December 31, 2012 and 2011, the Company recognized an increase of $0.6 million in interest expense, related to amortization of the bond discount.

Notes

On July 27, 2010, the Company completed the offering and sale of $400 million aggregate principal amount of its 8.75% Senior Secured First Lien Notes (the “Notes”). The Notes were issued at a discount to 98.722% of their principal amount and mature on August 1, 2017. Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. The Company received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness outstanding under the previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to the offering of the Notes and for general corporate purposes.

During the fourth quarter of 2011, the Company purchased Notes on the open market with a principal amount of $16.2 million. The Company recorded a loss on debt extinguishment of $0.4 million primarily due to the write off of unamortized finance costs and unamortized bond discount.

During the second quarter of 2012, the Company repurchased Notes with a principal amount of $20.0 million pursuant to the optional redemption provisions in the Indenture. The redemption price for the redeemed Notes was 103% of the principal amount plus all accrued and unpaid interest. The Company recorded a loss on debt extinguishment of $1.2 million related to the premium paid and the write off of unamortized finance costs and unamortized bond discount.

During the fourth quarter of 2012, the Company repurchased Notes with a principal amount of $40.0 million pursuant to the optional redemption provisions in the Indenture. The redemption price for the redeemed Notes was 103% of the principal amount plus all accrued and unpaid interest. The Company recorded a loss on debt extinguishment of $2.5 million related to the premium paid and the write off of unamortized finance costs and unamortized bond discount.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The carrying amount and estimated fair value of the Notes as of December 31, 2012 was $320.9 million and $351.3 million, respectively. The estimated fair value is based on quoted market prices for the Notes.

2012 Credit Facility

On December 20, 2012, the Company also entered into a new term loan and revolving credit facility of up to $50 million (the “2012 Credit Facility”) pursuant to the amended Credit Agreement. The 2012 Credit Facility consists of a four-year $20 million term loan facility and a four-year $30 million revolving credit facility that expires on December 20, 2016, which includes a $3 million sub-facility for letters of credit. As of December 31,

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012, the Company had approximately $0.6 million in outstanding letters of credit. In addition, the Company may increase the aggregate principal amount of the 2012 Credit Facility by up to an additional $50 million, subject to the Company satisfying certain conditions.

Borrowings under the 2012 Credit Facility bear interest at either: (i) the Base Rate (as defined in the agreement governing the 2012 Credit Facility (the “amended Credit Agreement”) plus the Applicable Margin (as defined in the amended Credit Agreement); or (ii) LIBOR plus the Applicable Margin (as defined in the amended Credit Agreement). The Company has not drawn on the revolving credit facility of the 2012 Credit Facility.

The 2012 Credit Facility is guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries (the “Credit Guarantors”), which are also the Note Guarantors (collectively, the “Guarantors”). The 2012 Credit Facility is secured on a first priority basis by the Company’s and the Credit Guarantors’ assets, which also secure the Notes. The Company’s borrowings, if any, under the 2012 Credit Facility rank senior to the Notes upon the terms set forth in the Intercreditor Agreement that the Company entered into in connection with the credit facility that was in effect at that time.

The amended Credit Agreement also requires compliance with a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn in an amount in excess of $3 million, net of certain letter of credit obligations.

Upon an event of default, as defined in the amended Credit Agreement, the lender may, among other things, suspend or terminate their obligation to make further loans to the Company and/or declare all amounts then outstanding under the 2012 Credit Facility to be immediately due and payable. The amended Credit Agreement also contains additional provisions that are customary for an agreement of this type, including indemnification by the Company and the Credit Guarantors.

In connection with the Company entering into the Indenture and the amended Credit Agreement, the Company and the Guarantors also entered into the following agreements:

•

A Security Agreement, pursuant to which the Company and the Guarantors each granted a first priority security interests in the collateral securing the Notes and the 2012 Credit Facility for the benefit of the holders of the Notes and the lender under the 2012 Credit Facility; and

•

An Intercreditor Agreement, in order to define the relative rights of the holders of the Notes and the lender under the 2012 Credit Facility with respect to the collateral securing the Company’s and the Guarantors’ respective obligations under the Notes and the 2012 Credit Facility; and

•	A Registration Rights Agreement, pursuant to which the Company registered the Notes and successfully conducted an exchange offering for the Notes in unregistered form, as originally issued.

Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit the Company’s ability, among other things, to:

•	incur additional indebtedness;

•	incur liens;

•	merge, dissolve, consolidate, or sell all or substantially all of the Company’s assets;

•	engage in acquisitions;

•	make certain investments;

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	make certain restricted payments;

•	use loan proceeds to purchase or carry margin stock or for any other prohibited purpose;

•	incur certain contingent obligations;

•	enter into certain transactions with affiliates; and

•	change the nature of the Company’s business.

In addition, the Indenture contains various provisions that limit the Company’s ability to:

•	apply the proceeds from certain asset sales other than in accordance with the terms of the Indenture; and

•	restrict dividends or other payments from subsidiaries.

In addition, the amended Credit Agreement contains various provisions that limit the Company’s ability to:

•	dispose of certain assets; and

•	amend the Company’s or any guarantor’s organizational documents of the Company in any way that is materially adverse to the lender under the 2012 Credit Facility.

Moreover, if the Company fails to comply with any of the financial covenants or ratios under the 2012 Credit Facility, the lender could:

•	Elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	Terminate their commitments, if any, to make further extensions of credit.

The carrying amount and estimated fair value of the term loan as of December 31, 2012 was $20 million. The estimated fair value is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

Syndicated Bank Credit Facility

In July 2010, the Company repaid all amounts then outstanding under its previous syndicated bank credit facility and terminated the amended syndicated bank credit facility agreement. All references to and discussions regarding the syndicated bank credit facility and the amended syndicated bank credit facility agreement in this report should be considered in light of this fact.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes. The interest rate swap agreements converted a portion of the variable rate term loan into a fixed rate obligation. These interest rate swap agreements were not designated for hedge accounting treatment, and as a result, changes in their fair values were reflected in earnings.

For the year ended December 31, 2010, the Company recognized a decrease of $13.4 million in interest expense related to the increase in fair value of the interest rate swap agreements. The following table presents the effect of the interest rate swap agreements on the consolidated statements of operations for the year ended December 31, 2010 (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Income (Loss)	December 31, 2010
Interest rate swap agreements	Interest expense	$13.4

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2012, 2011 and 2010 (in millions):

	2012	2011	2010
Current
Federal	$—	$—	$(1.1)
State	0.6	0.4	0.1
Foreign	0.3	0.6	0.3

	0.9	1.0	(0.7)

Deferred
Federal	4.8	4.4	(2.8)
State	0.4	0.4	0.1

	5.2	4.8	(2.7)

Total provision for taxes	$6.1	$5.8	$(3.4)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pre-tax income for the years ended December 31, 2012, 2011 and 2010 due to the following (in millions):

	2012	2011	2010
Computed “expected” tax provision (benefit)	$6.7	$(0.8)	$(7.4)
Change in income tax resulting from:
State taxes, net of federal benefit	1.2	0.4	0.1
Goodwill impairment	—	—	2.9
Foreign taxes	0.3	0.6	0.3
Change in valuation allowance	(2.2)	5.6	1.0
FIN 48 adjustment	—	—	(0.4)
Other	0.1	—	0.1

	$6.1	$5.8	$(3.4)

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and liabilities at December 31, 2012, 2011 and 2010 consist of the following (in millions):

	2012	2011
Deferred tax assets:
Accrued expenses	$2.8	$3.0
Accounts receivable	2.8	2.6
Net operating loss carryforward	110.5	103.7
Stock-based compensation	4.4	4.3
Capital loss in investment in a domestic subsidiary	10.2	10.4
Intangible assets	25.8	36.6
Credits	0.8	1.0
Other	3.5	3.4

	160.8	165.0
Valuation allowance	(145.5)	(148.4)

Net deferred tax assets	$15.3	$16.6

Deferred tax liabilities:
Non-long lived intangible assets	$(4.3)	$(4.3)
Long-lived Intangible assets	(48.3)	(42.9)
Property and equipment	(2.0)	(3.0)
Deferred state taxes	(5.5)	(5.9)

	(60.1)	(56.1)

	$(44.8)	$(39.5)

Deferred income tax amounts are classified on the balance sheet as follows (in millions):

	2012	2011
Prepaid expenses and other current assets	$0.4	$0.5
Deferred income taxes	(45.2)	(40.0)

	$(44.8)	$(39.5)

As of December 31, 2012, the Company has federal and state net operating loss carryforwards of approximately $294.3 and $210.1 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards will expire during the years 2020 through 2032. The state net operating loss carryforwards will expire during the years 2013 through 2033. Of the $210.1 million of state net operating loss carryforwards, $13.3 million will expire in 2013.

For the years ended December 31, 2012 and 2011, the Company had a valuation allowance of $145.5 million and $148.4 million, respectively, as the Company believes that it is more likely than not that its tax assets will not be fully realized.

As of December 31, 2012, the Company’s utilization of its available net operating loss carryforwards against future taxable income is not restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. However in subsequent periods, the utilization of its available net operating loss carryforwards against future taxable income may be restricted pursuant to the “change in ownership” rules in

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2010	$6.4
Change in balances related to tax positions	—

Balance at December 31, 2011	$6.4
Change in balances related to tax positions	—

Balance at December 31, 2012	$6.4

As of December 31, 2012, the Company had $6.4 million of gross unrecognized tax benefits for uncertain tax positions, of which $0.9 million would affect the effective tax rate if recognized.

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2012 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2012, the Company had no significant accrued interest and penalties related to uncertain tax positions due to the net operating loss.

The Company is subject to taxation in the United States, various states and Mexico. The tax years 2009 to 2012 and 2008 to 2012 remain open to examination by federal and state taxing jurisdictions, respectively, and the tax years 2002 to 2012 remain open to examination by foreign jurisdiction. Net operating losses from years from which the statute of limitations have expired (2008 and prior for federal and 2007 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.

9. COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through December 2015, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $31.7 million. The annual commitments range from $6.8 million to $12.6 million.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The approximate future minimum lease payments under these non-cancelable operating leases at December 31, 2012 are as follows (in millions):

Amount
2013	8.2
2014	8.2
2015	7.6
2016	6.0
2017	3.8
Thereafter	21.8

$55.6

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $10.2 million, $10.1 million and $10.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Employment Agreements

The Company has entered into an employment agreement (the “Employment Agreement”) through December 2013 with an executive officer who is also a stockholder and director. The Employment Agreement provides that a minimum annual base salary and a bonus be paid. The company paid a total of $0.5 million, $0.0 million, and $0.3 million of bonuses to this executive for the years ended December 31, 2012, 2011 and 2010, respectively. Additionally, the Employment Agreement provides for a continuation of the executive’s annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Employment Agreement.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2012, the Company paid a cash dividend of $0.12 per share, or $10.3 million, on all shares of Class A, Class B, and Class U common stock. During the year ended December 31, 2011, the Company paid a cash dividend of $0.06 per share, or $5.1 million, on all shares of Class A, Class B, and Class U common stock.

Treasury Stock

On November 1, 2006, the Company’s Board of Directors approved a $100 million stock repurchase program. The Company was authorized to repurchase up to $100 million of its outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. On April 7, 2008, the Company’s Board of Directors approved an additional $100 million stock repurchase program. The Company has repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through December 31, 2012. The Company did not repurchase any shares of Class A common stock during 2010, 2011 or 2012. Subject to certain exceptions, both the Indenture and the Credit Agreement contain various provisions that limit the Company’s ability to make future repurchases of shares of the Company’s common stock.

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

The actual tax benefit realized for the tax deductions from option exercise of share-based payment arrangements for the years ended December 31, 2012, 2011, and 2010 was insignificant.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Fair value of options granted	$1.26	$1.33	$2.10
Expected volatility	89%	78%	79%
Risk-free interest rate	1.5%	2.2%	2.8%
Expected lives	7.0 years	7.0 years	7.0 years
Dividend rate	—	—	—

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	10,169	$8.90

Granted	200	$2.87
Exercised	(138)	1.73		$192
Forfeited or cancelled	(2,375)	14.68

Outstanding at December 31, 2010	7,856	$7.12

Granted	260	$2.03
Exercised	(25)	1.73		$14
Forfeited or cancelled	(886)	9.39

Outstanding at December 31, 2011	7,205	$6.68

Granted	2,592	$1.64
Exercised	(50)	0.46		$45
Forfeited or cancelled	(1,540)	9.72

Outstanding at December 31, 2012	8,207	$4.55	5.39	$244

Exercisable at December 31, 2012	6,266	$5.46	4.19	$180
Expected to Vest at December 31, 2012	1,941	$1.64	9.28	$64

Stock-based compensation expense related to the Company’s employee stock option plans was $1.6 million, $0.7 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, there was approximately $1.4 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock and Restricted Stock Units

The following is a summary of nonvested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested balance at December 31, 2009	1,240	$7.04

Granted	875	2.50
Vested	(634)	6.67
Forfeited or cancelled	(40)	7.61

Nonvested balance at December 31, 2010	1,441	$4.43

Granted	1,003	1.78
Vested	(512)	5.28
Forfeited or cancelled	(22)	3.69

Nonvested balance at December 31, 2011	1,910	$2.81

Vested	(840)	3.37
Forfeited or cancelled	(55)	1.97

Nonvested balance at December 31, 2012	1,015	$2.43

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $1.0 million, $1.6 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, there was approximately $0.4 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 0.7 years.

The fair value of shares vested related to grants of restricted stock and restricted stock units was $1.3 million, $1.3 million, and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

12. RELATED-PARTY TRANSACTIONS

Univision provides network compensation to the Company and acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations.

At December 31, 2012 Univision owns approximately 10% of the Company’s common stock on a fully-converted basis.

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

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted to Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). The agreement also provides terms relating to compensation to be paid to the Company with respect to agreements that are entered into for the carriage of its Univision- and UniMás-affiliated television station signals.

The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2012	2011	2012	2011	2012	2011
Trade receivables	$4,916	$5,608	$—	$—	$4,916	$5,608
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net	20,880	23,513	—	—	20,880	23,513
Advances payable	—	—	118	118	118	118
Accounts payable	$3,576	$5,691	$—	$—	$3,576	$5,691

	Univision			Other			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Direct operating expenses (1)	$10,599	$8,373	$8,803	$—	$—	$2,054	$10,599	$8,373	$10,857
Amortization	2,633	3,617	3,211	—	—	—	2,633	3,617	3,211
Interest expense	—	—	—	—	30	83	—	30	83

(1)	Consists primarily of national representation fees paid to Univision and LER prior to the latter’s acquisition by the Company.

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and Univision. As of December 31, 2012, 2011 and 2010 these balances totaled $2.3 million, $2.2 million and $2.4 million, respectively.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

14. SEGMENT DATA

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the years ended December 31, 2012, 2011 and 2010. There was approximately $10.5 million and $10.6 million of assets in Mexico at December 31, 2012 and 2011, respectively.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change 2012 to 2011	% Change 2011 to 2010
	2012	2011	2010
Net Revenue
Television	$156,839	$131,490	$132,561	19%	(1)%
Radio	66,414	62,906	67,915	6%	(7)%

Consolidated	223,253	194,396	200,476	15%	(3)%

Direct operating expenses
Television	56,664	53,789	52,882	5%	2%
Radio	35,592	34,801	31,920	2%	9%

Consolidated	92,256	88,590	84,802	4%	4%

Selling, general and administrative expenses
Television	20,571	19,606	20,249	5%	(3)%
Radio	17,247	16,905	17,797	2%	(5)%

Consolidated	37,818	36,511	38,046	4%	(4)%

Depreciation and amortization
Television	13,312	15,189	15,489	(12)%	(2)%
Radio	3,114	3,464	3,740	(10)%	(7)%

Consolidated	16,426	18,653	19,229	(12)%	(3)%

Segment operating profit
Television	66,292	42,906	43,941	55%	(2)%
Radio	10,461	7,736	14,458	35%	(46)%

Consolidated	76,753	50,642	58,399	52%	(13)%
Corporate expenses	17,976	15,669	18,416	15%	(15)%
Impairment charge	—	—	36,109	*	(100)%

Operating income (loss)	$58,777	$34,973	$3,874	68%	*

Capital expenditures
Television	$8,339	$6,494	$6,196
Radio	1,561	1,724	981

Consolidated	$9,900	$8,218	$7,177

Total assets
Television	$313,904	$342,462	$367,474
Radio	124,147	124,859	123,336

Consolidated	$438,051	$467,321	$490,810

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

Year ended December 31, 2012:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$46,524	$54,491	$58,486	$63,752	$223,253
Net income (loss) applicable to common stockholders	(3,395)	2,066	7,233	7,697	13,601
Net income (loss) per share, basic and diluted	$(0.04)	$0.02	$0.08	$0.09	$0.16

Year ended December 31, 2011:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$44,044	$50,265	$50,115	$49,972	$194,396
Net income (loss) applicable to common stockholders	(4,432)	(352)	(1,384)	(2,032)	(8,200)
Net income (loss) per share, basic and diluted	$(0.05)	$0.00	$(0.02)	$(0.02)	$(0.10)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s Senior Secured First Lien Notes are guaranteed by all of the Company’s existing and future wholly-owned domestic subsidiaries. All of the guarantees are full and unconditional and joint and several. None of the Company’s foreign subsidiaries are guarantors of the Notes.

Set forth below are consolidating financial statements related to the Company, its material guarantor subsidiary Entravision Holdings, LLC, and its non-guarantor subsidiaries. Consolidating balance sheets are presented as of December 31, 2012 and 2011 and the related consolidating statements of operations and cash flows are presented for each of the three years ended December 31, 2012. The equity method of accounting has been used by the Company to report its investment in subsidiaries.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Balance Sheet

December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$35,631	$—	$499	$—	$36,130
Trade receivables, net of allowance for doubtful accounts	47,779	—	251	—	48,030
Prepaid expenses and other current assets	3,778	—	467	—	4,245

Total current assets	87,188	—	1,217	—	88,405
Property and equipment, net	58,900	—	2,535	—	61,435
Intangible assets subject to amortization, net	22,349	—	—	—	22,349
Intangible assets not subject to amortization	38,739	178,262	3,700	—	220,701
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	164,355	—	—	(164,355)	—
Other assets	8,514	—	10,603	(10,603)	8,514

Total assets	$415,698	$178,262	$19,049	$(174,958)	$438,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$150	$—	$—	$—	$150
Advances payable, related parties	118	—	—	—	118
Accounts payable and accrued expenses	47,537	—	742	(9,121)	39,158

Total current liabilities	47,805	—	742	(9,121)	39,426
Long-term debt, less current maturities	340,664	—	—	—	340,664
Other long-term liabilities	7,359	—	—	—	7,359
Deferred income taxes	14,469	32,214	—	(1,482)	45,201

Total liabilities	410,297	32,214	742	(10,603)	432,650

Stockholders’ equity
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class C common stock	1	—	—	—	1
Member’s capital	—	804,654	12,652	(817,306)	—
Additional paid-in capital	930,814	—	—	—	930,814
Accumulated deficit	(925,421)	(658,606)	5,655	652,951	(925,421)

Total stockholders’ equity	5,401	146,048	18,307	(164,355)	5,401

Total liabilities and stockholders’ equity	$415,698	$178,262	$19,049	$(174,958)	$438,051

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Operations

Year Ended December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$222,050	$—	$3,149	$(1,946)	$223,253

Expenses:
Direct operating expenses	92,627	—	1,575	(1,946)	92,256
Selling, general and administrative expenses	37,320	—	498	—	37,818
Corporate expenses	17,976	—	—	—	17,976
Depreciation and amortization	15,743	—	683	—	16,426

	163,666	—	2,756	(1,946)	164,476

Operating income (loss)	58,384	—	393	—	58,777
Interest expense	(35,407)	—	—	—	(35,407)
Interest income	86	—	—	—	86
Income (loss) on debt extinguishment	(3,743)	—	—	—	(3,743)

Income (loss) before income taxes	19,320	—	393	—	19,713
Income tax (expense) benefit	(1,833)	(3,962)	(317)	—	(6,112)

Income (loss) before equity in net income (loss) of subsidiaries and nonconsolidated affiliate	17,487	(3,962)	76	—	13,601
Equity in income (loss) of subsidiaries	(3,886)	—	—	3,886	—

Net income (loss) applicable to common stockholders	$13,601	$(3,962)	$76	$3,886	$13,601

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year ended December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$13,601	$(3,962)	$76	$3,886	$13,601
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,743	—	683	—	16,426
Deferred income taxes	2,470	3,962	45	—	6,477
Amortization of debt issue costs	2,284	—	—	—	2,284
Amortization of syndication contracts	707	—	—	—	707
Payments on syndication contracts	(1,698)	—	—	—	(1,698)
Non-cash stock-based compensation	2,651	—	—	—	2,651
Other (income) loss	—	—	—	—	—
(Gain) loss on debt extinguishment	3,743	—	—	—	3,743
Changes in assets and liabilities, net of effect of acquisitions and dispositions:	—				—
(Increase) decrease in restricted cash	—	—	—	—	—
(Increase) decrease in accounts receivable	(3,808)	—	68	—	(3,740)
(Increase) decrease in amounts due from related party	394	—	(394)		—
(Increase) decrease in prepaid expenses and other assets	517	—	(196)	—	321
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(552)	—	(188)	—	(740)

Net cash provided by (used in) operating activities	36,052	—	94	3,886	40,032

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(9,818)	—	(38)	—	(9,856)
Investment in subsidiaries	3,886	—	—	(3,886)	—
Purchase of a business	—	—	—	—	—

Net cash provided by (used in) investing activities	(5,932)	—	(38)	(3,886)	(9,856)

Cash flows from financing activities:
Proceeds from issuance of common stock	23	—	—	—	23
Payments on long-term debt	(61,800)	—	—	—	(61,800)
Dividends paid	(10,313)	—	—	—	(10,313)
Proceeds from borrowings on long-term debt	20,000	—	—	—	20,000
Payments of deferred debt and offering costs	(675)	—	—	—	(675)

Net cash provided by (used in) financing activities	(52,765)	—	—	—	(52,765)

Net increase (decrease) in cash and cash equivalents	(22,645)	—	56	—	(22,589)
Cash and cash equivalents:
Beginning	58,276	—	443	—	58,719

Ending	$35,631	$—	$499	$—	$36,130

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

Cash flows from investing activities:
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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidating Statement of Cash Flows

Year ended December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(18,086)	$(12,143)	$(5,095)	$17,238	$(18,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,417	—	812	—	19,229
Impairment charge	11,992	15,368	8,749	—	36,109
Deferred income taxes	1,994	(3,225)	(3,111)	—	(4,342)
Amortization of debt issue costs	1,140	—	—	—	1,140
Amortization of syndication contracts	1,159	—	—	—	1,159
Payments on syndication contracts	(2,724)	—	—	—	(2,724)
Equity in net income (loss) of nonconsolidated affiliate	180	—	—	—	180
Non-cash stock-based compensation	2,970	—	—	—	2,970
(Gain) loss on debt extinguishment	934	—	—	—	934
Reserve for note receivable	3,018	—	—	—	3,018
Change in fair value of interest rate swap agreements	(12,188)	—	—	—	(12,188)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:	—				—
(Increase) decrease in restricted cash	(809)	—	—	—	(809)
(Increase) decrease in accounts receivable	2,051	—	40	—	2,091
(Increase) decrease in amounts due from related party	184	—	(184)		—
(Increase) decrease in prepaid expenses and other assets	389	—	(79)	—	310
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,930	—	204	—	8,134

Net cash provided by (used in) operating activities	18,551	—	1,336	17,238	37,125

Cash flows from investing activities:
Investment in subsidiaries	17,238			(17,238)	—
Purchases of property and equipment and intangibles	(7,158)	—	(1,492)	—	(8,650)

Net cash provided by (used in) investing activities	10,080	—	(1,492)	(17,238)	(8,650)

Cash flows from financing activities:
Proceeds from issuance of common stock	239	—	—	—	239
Payments on long-term debt	(362,949)	—	—	—	(362,949)
Termination of swap agreements	(4,039)	—	—	—	(4,039)
Proceeds from borrowings on long-term debt	394,888	—	—	—	394,888
Payments of deferred debt and offering costs	(11,890)	—	—	—	(11,890)

Net cash provided by (used in) financing activities	16,249	—	—	—	16,249

Net increase (decrease) in cash and cash equivalents	44,880	—	(156)	—	44,724
Cash and cash equivalents:
Beginning	27,260	—	406	—	27,666

Ending	$72,140	$—	$250	$—	$72,390

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2012	$3,926	$1,042	$95	$(667)	$4,396
Year ended December 31, 2011	$5,099	$894	$533	$(2,600)	$3,926
Year ended December 31, 2010	$5,105	$2,924	$1,153	$(4,083)	$5,099
Deferred tax valuation allowance
Year ended December 31, 2012	$148,364	$(2,894)	$—	$—	$145,470
Year ended December 31, 2011	$142,561	$5,803	$—	$—	$148,364
Year ended December 31, 2010	$143,175	$(614)	$—	$—	$142,561

(1)	Other adjustments represent recoveries and increases in the allowance for doubtful accounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Entravision Holdings, LLC:

We have audited the accompanying balance sheets of Entravision Holdings, LLC (the Company) as of December 31, 2012 and 2011, and the related statements of operations, member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entravision Holdings, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Los Angeles, CA

March 8, 2013

ENTRAVISION HOLDINGS, LLC

BALANCE SHEETS

December 31, 2012 and 2011

(In thousands)

	December 31, 2012	December 31, 2011
ASSETS
Intangible assets not subject to amortization	$178,262	$178,262

Total assets	$178,262	$178,262

LIABILITIES AND MEMBER’S EQUITY
Deferred income taxes	$32,214	$28,252

Total liabilities	32,214	28,252

Member’s equity
Member’s capital	804,654	804,654
Accumulated deficit	(658,606)	(654,644)

Total member’s equity	146,048	150,010

Total liabilities and member’s equity	$178,262	$178,262

See Notes to Financial Statements

ENTRAVISION HOLDINGS, LLC

STATEMENTS OF OPERATIONS

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Impairment charge	—	—	15,368

Operating loss	—	—	(15,368)
Income tax benefit (expense)	(3,962)	(3,423)	3,225

Net loss	$(3,962)	$(3,423)	$(12,143)

See Notes to Financial Statements

ENTRAVISION HOLDINGS, LLC

STATEMENTS OF MEMBER’S EQUITY

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	Member’s	Accumulated
	Capital	Deficit	Total
Balance, December 31, 2009	$803,976	$(639,078)	$164,898

Net loss for the year ended December 31, 2010		(12,143)	(12,143)

Balance, December 31, 2010	$803,976	$(651,221)	$152,755

Contribution of FCC licenses by parent	$678		$678
Net loss for the year ended December 31, 2011		(3,423)	(3,423)

Balance, December 31, 2011	$804,654	$(654,644)	$150,010

Net loss for the year ended December 31, 2012		(3,962)	(3,962)

Balance, December 31, 2012	$804,654	$(658,606)	$146,048

See Notes to Financial Statements

ENTRAVISION HOLDINGS, LLC

STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(3,962)	$(3,423)	$(12,143)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment charge	—	—	15,368
Deferred income taxes	3,962	3,423	(3,225)

Net cash provided by operating activities	—	—	—

Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents:
Beginning	—	—	—

Ending	$—	$—	$—

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

Noncash contributions from member	$—	$—	$—

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

\

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

3. INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION

The composition of the Company’s intangible assets consists entirely of intangible assets not subject to amortization (FCC licenses). The net carrying amount as of December 31, 2012 and 2011 was $178.3 million. The Company did not have any amortization expense for the years ended December 31, 2012, 2011 and 2010 and does not anticipate future amortization expense as the intangible assets are not subject to amortization.

Indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. The annual testing date is October 1.

2012

The Company conducted a review of the fair value of the television and radio FCC licenses in 2012. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

television and radio industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company did not record impairment of FCC licenses.

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

4. LONG-TERM DEBT

The Company does not have any long term debt as of December 31, 2012 and 2011. However, the Company is a guarantor of the Notes and the 2012 Credit Facility of its parent, ECC. Effective July 27, 2010, all of the membership interests of the Company are pledged as collateral to secure ECC’s Notes. As of December 31, 2012 and 2011, the balance due on ECC’s Notes was $323.8 million and $383.8 million, respectively.

ECC’s Notes

On July 27, 2010, ECC completed the offering and sale of $400 million aggregate principal amount of its 8.75% Senior Secured First Lien Notes. The Notes were issued at a discount to 98.722% of their principal amount and mature on August 1, 2017. Interest on the Notes accrues at a rate of 8.75% per annum from the date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. ECC received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness outstanding under the previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to the offering of the Notes and for general corporate purposes.

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2011, ECC purchased Notes on the open market with a principal amount of $16.2 million. ECC recorded a loss on debt extinguishment of $0.4 million primarily due to the write off of unamortized finance costs and unamortized bond discount.

During the second quarter of 2012, ECC repurchased Notes with a principal amount of $20.0 million pursuant to the optional redemption provisions in the indenture governing the issuance of the Notes (the “Indenture”). The redemption price for the redeemed Notes was 103% of the principal amount plus all accrued and unpaid interest. ECC recorded a loss on debt extinguishment of $1.2 million related to the premium paid and the write off of unamortized finance costs and unamortized bond discount.

During the fourth quarter of 2012, ECC repurchased Notes with a principal amount of $40.0 million pursuant to the optional redemption provisions in the Indenture. The redemption price for the redeemed Notes was 103% of the principal amount plus all accrued and unpaid interest. ECC recorded a loss on debt extinguishment of $2.5 million related to the premium paid and the write off of unamortized finance costs and unamortized bond discount.

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

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

In addition, upon a change of control, as defined in the Indenture, ECC must make an offer to repurchase all Notes then outstanding, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest.

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

ECC’s 2012 Credit Facility

On December 20, 2012, ECC entered into a new term loan and revolving credit facility of up to $50 million pursuant to the amended Credit Agreement. The 2012 Credit Facility consists of a four-year $20 million term loan facility and a four-year $30 million revolving credit facility that expires on December 20, 2016, which includes a $3 million sub-facility for letters of credit. As of December 31, 2012, ECC had approximately $0.6 million in outstanding letters of credit. In addition, ECC may increase the aggregate principal amount of the 2012 Credit Facility by up to an additional $50 million, subject to ECC satisfying certain conditions.

Borrowings under the 2012 Credit Facility bear interest at either: (i) the Base Rate (as defined in the agreement governing the 2012 Credit Facility (the “amended Credit Agreement”) plus the Applicable Margin (as defined in the amended Credit Agreement); or (ii) LIBOR plus the Applicable Margin (as defined in the amended Credit Agreement). ECC has not drawn on the revolving credit facility of the 2012 Credit Facility.

The 2012 Credit Facility is guaranteed on a senior secured basis by all of ECC’s existing and future wholly-owned domestic subsidiaries (the “Credit Guarantors”), which are also the Note Guarantors (collectively, the “Guarantors”). The 2012 Credit Facility is secured on a first priority basis by ECC’s and the Credit Guarantors’ assets, which also secure the Notes. ECC’s borrowings, if any, under the 2012 Credit Facility rank senior to the Notes upon the terms set forth in the Intercreditor Agreement that ECC entered into in connection with the credit facility that was in effect at that time.

The amended Credit Agreement also requires compliance with a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn in an amount in excess of $3 million, net of certain letter of credit obligations.

Upon an event of default, as defined in the amended Credit Agreement, the lender may, among other things, suspend or terminate their obligation to make further loans to ECC and/or declare all amounts then outstanding under the 2012 Credit Facility to be immediately due and payable. The amended Credit Agreement also contains additional provisions that are customary for an agreement of this type, including indemnification by ECC and the Credit Guarantors.

In connection with ECC entering into the Indenture and the amended Credit Agreement, ECC and the Guarantors also entered into the following agreements:

•

A Security Agreement, pursuant to which ECC and the Guarantors each granted a first priority security interests in the collateral securing the Notes and the 2012 Credit Facility for the benefit of the holders of the Notes and the lender under the 2012 Credit Facility; and

•

An Intercreditor Agreement, in order to define the relative rights of the holders of the Notes and the lender under the 2012 Credit Facility with respect to the collateral securing ECC’s and the Guarantors’ respective obligations under the Notes and the 2012 Credit Facility; and

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

•	A Registration Rights Agreement, pursuant to which ECC registered the Notes and successfully conducted an exchange offering for the Notes in unregistered form, as originally issued.

Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit ECC’s ability, among other things, to:

•	incur additional indebtedness;

•	incur liens;

•	merge, dissolve, consolidate, or sell all or substantially all of ECC’s assets;

•	engage in acquisitions;

•	make certain investments;

•	make certain restricted payments;

•	use loan proceeds to purchase or carry margin stock or for any other prohibited purpose;

•	incur certain contingent obligations;

•	enter into certain transactions with affiliates; and

•	change the nature of ECC’s business.

In addition, the Indenture contains various provisions that limit ECC’s ability to:

•	apply the proceeds from certain asset sales other than in accordance with the terms of the Indenture; and

•	restrict dividends or other payments from subsidiaries.

In addition, the amended Credit Agreement contains various provisions that limit ECC’s ability to:

•	dispose of certain assets; and

•	amend ECC’s or any guarantor’s organizational documents of ECC in any way that is materially adverse to the lender under the 2012 Credit Facility.

Moreover, if ECC fails to comply with any of the financial covenants or ratios under the 2012 Credit Facility, the lender could:

•	Elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	Terminate their commitments, if any, to make further extensions of credit.

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

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2012, 2011, and 2010 is as follows (in millions):

	2012	2011	2010
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	—	—	—

Deferred
Federal	3.4	2.9	(2.8)
State	0.6	0.5	(0.4)

	4.0	3.4	(3.2)

Total provision (benefit) for taxes	$4.0	$3.4	$(3.2)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pre-tax income for the years ended December 31, 2012, 2011, and 2010 due to the following (in millions):

	2012	2011	2010
Computed “expected” tax provision (benefit)	$—	$—	$(5.2)
Change in income tax resulting from:
State taxes, net of federal benefit	—	—	(0.5)
Change in valuation allowance	4.0	3.2	2.8
Other	—	0.2	(0.3)

	$4.0	$3.4	$(3.2)

The components of the deferred tax assets and liabilities at December 31, 2012 and 2011 consist of the following (in millions):

	2012	2011
Deferred tax assets:
Net operating loss carryforward	84.4	77.9
Long-lived Intangible assets	20.6	28.6

	105.0	106.5
Valuation allowance	(105.0)	(106.5)

Net deferred tax assets	$—	$—

Deferred tax liabilities:
Long-lived Intangible assets	$(32.2)	$(28.3)

As of December 31, 2012, the Company has federal and state net operating loss carryforwards of approximately $225.4 million available to offset future taxable income. The net operating loss carryforwards will expire during the years 2020 through 2032.

ENTRAVISION HOLDINGS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2012 and 2011, the Company had a valuation allowance of $105.0 million and $106.5 million, respectively, as the Company believes that it is more likely than not that the deferred tax assets will not be fully realized.

As of December 31, 2012, the Company’s utilization of its available net operating loss carryforwards against future taxable income is not restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. However in subsequent periods, the utilization of its available net operating loss carryforwards against future taxable income may be restricted pursuant to the “change in ownership” rules in Section 382 of the Internal Revenue Code. These rules in general provide that an ownership change occurs when the percentage shareholdings of 5% direct or indirect shareholders of a loss corporation have in aggregate increased by more than 50 percentage points during the immediately preceding three years.

6. MEMBER’S EQUITY

Under the Third Amended and Restated Operating Agreement of the Company entered into as of August 3, 2000, ECC is the sole member of the Company and owns 100% of the Company’s issued and outstanding membership interests.

7. RELATED-PARTY TRANSACTIONS

The Company holds the broadcasting licenses issued by the FCC for the operation of television and radio stations by ECC. ECC is the sole member of the Company and owns 100% of the Company’s issued and outstanding membership interests. As of December 31, 2012 and 2011, all of the membership interests of the Company were pledged as collateral to secure the Notes of ECC.

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