Form 10-Q
period 2013-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2013-05-03
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of April 26, 2013, there were 55,146,521 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 22,188,161 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2013

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

•

provisions of our debt instruments, including the indenture governing our $324 million aggregate principal amount of 8.75% senior secured first lien notes due 2017, or the Notes, and the amended and restated agreement dated as of December 20, 2012, or the amended Credit Agreement, which governs our credit facility, the terms of which restrict certain aspects of the operation of our business;

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 26 of our Annual Report on Form 10-K for the year ended December 31, 2012.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$32,315	$36,130
Trade receivables, net of allowance for doubtful accounts of $3,985 and $4,396 (including related parties of $7,064 and $4,916)	46,361	48,030
Prepaid expenses and other current assets (including related parties of $274 and $274)	4,960	4,245

Total current assets	83,636	88,405
Property and equipment, net	60,042	61,435
Intangible assets subject to amortization, net (included related parties of $20,299 and $20,880)	21,714	22,349
Intangible assets not subject to amortization	220,701	220,701
Goodwill	36,647	36,647
Other assets	8,072	8,514

Total assets	$430,812	$438,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$200	$150
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,756 and $3,576)	29,855	39,158

Total current liabilities	30,173	39,426
Long-term debt, less current maturities (net of bond discount of $2,848 and $2,982)	340,748	340,664
Other long-term liabilities	7,180	7,359
Deferred income taxes	47,043	45,201

Total liabilities	425,144	432,650

Commitments and contingencies (note 4)

Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2013 55,090,121; 2012 54,404,226	6	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2013 and 2012 22,188,161	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2013 and 2012 9,352,729	1	1
Additional paid-in capital	932,037	930,814
Accumulated deficit	(926,378)	(925,421)

Total stockholders’ equity (deficit)	5,668	5,401

Total liabilities and stockholders’ equity (deficit)	$430,812	$438,051

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2013	2012
Net revenue	$49,087	$46,524

Expenses:
Direct operating expenses (including related parties of $2,293 and $2,244) (including non-cash stock-based compensation of $184 and $13)	24,225	21,634
Selling, general and administrative expenses (including non-cash stock-based compensation of $0 and $109)	7,683	9,372
Corporate expenses (including non-cash stock-based compensation of $688 and $139)	4,497	3,881
Depreciation and amortization (includes direct operating of $3,032 and $3,141; selling, general and administrative of $713 and $717; and corporate of $210 and $489) (including related parties of $581 and $893)	3,955	4,347

	40,360	39,234

Operating income (loss)	8,727	7,290
Interest expense	(7,784)	(9,100)
Interest income	7	4

Income (loss) before income taxes	950	(1,806)
Income tax (expense) benefit	(1,907)	(1,589)

Net income (loss) applicable to common stockholders	$(957)	$(3,395)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$(0.01)	$(0.04)

Weighted average common shares outstanding, basic and diluted	86,459,017	85,806,080

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(957)	$(3,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,955	4,347
Deferred income taxes	1,842	1,106
Amortization of debt issue costs	455	563
Amortization of syndication contracts	151	193
Payments on syndication contracts	(325)	(467)
Non-cash stock-based compensation	872	261
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,916	3,269
(Increase) decrease in prepaid expenses and other assets	(828)	(644)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(8,692)	(11,539)

Net cash provided by (used in) operating activities	(1,611)	(6,306)

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(2,555)	(1,164)

Net cash provided by (used in) investing activities	(2,555)	(1,164)

Cash flows from financing activities:
Proceeds from issuance of common stock	351	—
Payments of deferred debt and offering costs	—	(80)

Net cash provided by (used in) financing activities	351	(80)

Net increase (decrease) in cash and cash equivalents	(3,815)	(7,550)
Cash and cash equivalents:
Beginning	36,130	58,719

Ending	$32,315	$51,169

Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$14,383	$16,933

Income taxes	$65	$483

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2013

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2013 or any other future period.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Related Party

A majority of the Company’s television stations are Univision- or UniMás-affiliated television stations. The Company’s network affiliation agreements, as amended, with Univision provide certain of its owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to the Company’s consent. Under the network affiliation agreements, the Company generally retains the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, and approximately four and a half minutes per hour of the available advertising time on the UniMás network. Those allocations are subject to adjustment from time to time by Univision.

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising sales on the Company’s Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2013 and 2012, the amount the Company paid Univision in this capacity was $2.3 million and $2.2 million, respectively.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of March 31, 2013, the amount due to the Company from Univision was $7.1 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.9 million and $0.3 million for the three-month periods ended March 31, 2013 and 2012, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Three-Month Period Ended March 31,
2013
Fair value of options granted	$1.49
Expected volatility	90%
Risk-free interest rate	1.4%
Expected lives	7.0 years
Dividend rate	—

As of March 31, 2013, there was approximately $4.5 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2013, there was approximately $0.3 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.3 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except share and per share data):

	Three-Month Period Ended March 31,
	2013	2012
Basic and diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$(957)	$(3,395)

Denominator:
Weighted average common shares outstanding	86,459,017	85,806,080
Per share:
Net income (loss) per share applicable to common stockholders	$(0.01)	$(0.04)

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three-month periods ended March 31, 2013 and 2012, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 604,618 and 290,675 equivalent shares of dilutive securities for the three-month periods ended March 31, 2013 and 2012, respectively.

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

In addition, upon a change of control of the Company, as defined in the Indenture, the Company must make an offer to repurchase all Notes then outstanding, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest. In addition, the Company may at any time and from time to time purchase Notes in the open market or otherwise.

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

The carrying amount and estimated fair value of the Notes as of March 31, 2013 was $320.9 million and $352.0 million, respectively. The estimated fair value is based on quoted market prices for the Notes.

The Company recognized interest expense related to amortization of the bond discount of $0.1 million for each of the three-month periods ended March 31, 2013 and 2012.

2012 Credit Facility

On December 20, 2012, the Company entered into a new term loan and revolving credit facility of up to $50 million (“2012 Credit Facility”) pursuant to the amended Credit Agreement. The 2012 Credit Facility consists of a four-year $20 million term loan facility and a four-year $30 million revolving credit facility that expires on December 20, 2016, which includes a $3 million sub-facility for letters of credit. As of March 31, 2013, the Company had approximately $0.6 million in outstanding letters of credit. In addition, the Company may increase the aggregate principal amount of the 2012 Credit Facility by up to an additional $50 million, subject to the Company satisfying certain conditions.

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

Moreover, if the Company fails to comply with any of the financial covenants or ratios under the 2012 Credit Facility, the Company’s lender could:

•	Elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	Terminate their commitments, if any, to make further extensions of credit.

The carrying amount and estimated fair value of the term loan as of March 31, 2013 was $20.0 million and $20.2 million, respectively. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards applicable to the Company, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2012 Annual Report on Form 10-K.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2013 and 2012. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period Ended March 31,		% Change 2013 to 2012
	2013	2012
Net Revenue
Television	$34,952	$33,164	5%
Radio	14,135	13,360	6%

Consolidated	49,087	46,524	6%

Direct operating expenses
Television	14,988	13,221	13%
Radio	9,237	8,413	10%

Consolidated	24,225	21,634	12%

Selling, general and administrative expenses
Television	3,926	5,314	(26)%
Radio	3,757	4,058	(7)%

Consolidated	7,683	9,372	(18)%

Depreciation and amortization
Television	3,217	3,558	(10)%
Radio	738	789	(6)%

Consolidated	3,955	4,347	(9)%

Segment operating profit (loss)
Television	12,821	11,071	16%
Radio	403	100	303%

Consolidated	13,224	11,171	18%
Corporate expenses	4,497	3,881	16%

Operating income (loss)	8,727	7,290	20%

Interest expense	(7,784)	(9,100)	(14)%
Interest income	7	4	75%

Income (loss) before income taxes	$950	$(1,806)	(153)%

Capital expenditures
Television	$1,786	$919
Radio	142	370

Consolidated	$1,928	$1,289

	March 31, 2013	December 31, 2012
Total assets
Television	$309,914	$313,904
Radio	120,898	124,147

Consolidated	$430,812	$438,051

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

Set forth below are consolidating financial statements related to the Company, its material guarantor subsidiary Entravision Holdings, LLC, and its non-guarantor subsidiaries. Consolidating balance sheets are presented as of March 31, 2013 and December 31, 2012 and the related consolidating statements of operations are presented for the three-month periods ended March 31, 2013 and 2012. Consolidating statements of cash flows are presented for the three-month periods ended March 31, 2013 and 2012. The equity method of accounting has been used by the Company to report its investment in subsidiaries.

Consolidating Balance Sheet

March 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$31,868	$—	$447	$—	$32,315
Trade receivables, net of allowance for doubtful accounts	45,989	—	372	—	46,361
Prepaid expenses and other current assets	4,320	—	640	—	4,960

Total current assets	82,177	—	1,459	—	83,636
Property and equipment, net	57,454	—	2,588	—	60,042
Intangible assets subject to amortization, net	21,714	—	—	—	21,714
Intangible assets not subject to amortization	38,739	178,262	3,700	—	220,701
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	162,651	—	—	(162,651)	—
Other assets	8,072	—	10,396	(10,396)	8,072

Total assets	$406,460	$178,262	$19,137	$(173,047)	$430,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$200	$—	$—	$—	$200
Advances payable, related parties	118	—	—	—	118
Accounts payable and accrued expenses	38,117	—	747	(9,009)	29,855

Total current liabilities	38,435	—	747	(9,009)	30,173
Long-term debt, less current maturities	340,748	—	—	—	340,748
Other long-term liabilities	7,180	—	—	—	7,180
Deferred income taxes	14,429	34,001	—	(1,387)	47,043

Total liabilities	400,792	34,001	747	(10,396)	425,144

Stockholders’ equity (deficit)
Class A common stock	6	—	—	—	6
Class B common stock	2	—	—	—	2
Class U common stock	1	—	—	—	1
Member’s capital	—	804,654	12,652	(817,306)	—
Additional paid-in capital	932,037	—	—	—	932,037
Accumulated deficit	(926,378)	(660,393)	5,738	654,655	(926,378)

Total stockholders’ equity (deficit)	5,668	144,261	18,390	(162,651)	5,668

Total liabilities and stockholders’ equity (deficit)	$406,460	$178,262	$19,137	$(173,047)	$430,812

Consolidating Balance Sheet

December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$35,631	$—	$499	$—	$36,130
Trade receivables, net of allowance for doubtful accounts	47,779	—	251	—	48,030
Prepaid expenses and other current assets	3,778	—	467	—	4,245

Total current assets	87,188	—	1,217	—	88,405
Property and equipment, net	58,900	—	2,535	—	61,435
Intangible assets subject to amortization, net	22,349	—	—	—	22,349
Intangible assets not subject to amortization	38,739	178,262	3,700	—	220,701
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	164,355	—	—	(164,355)	—
Other assets	8,514	—	10,603	(10,603)	8,514

Total assets	$415,698	$178,262	$19,049	$(174,958)	$438,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$150	$—	$—	$—	$150
Advances payable, related parties	118	—	—	—	118
Accounts payable and accrued expenses	47,537	—	742	(9,121)	39,158

Total current liabilities	47,805	—	742	(9,121)	39,426
Long-term debt, less current maturities	340,664	—	—	—	340,664
Other long-term liabilities	7,359	—	—	—	7,359
Deferred income taxes	14,469	32,214	—	(1,482)	45,201

Total liabilities	410,297	32,214	742	(10,603)	432,650

Stockholders’ equity
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class U common stock	1	—	—	—	1
Member’s capital	—	804,654	12,652	(817,306)	—
Additional paid-in capital	930,814	—	—	—	930,814
Accumulated deficit	(925,421)	(658,606)	5,655	652,951	(925,421)

Total stockholders’ equity	5,401	146,048	18,307	(164,355)	5,401

Total liabilities and stockholders’ equity	$415,698	$178,262	$19,049	$(174,958)	$438,051

Consolidating Statement of Operations

Three-Month Period Ended March 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$48,757	$—	$826	$(496)	$49,087

Expenses:
Direct operating expenses	24,374	—	347	(496)	24,225
Selling, general and administrative expenses	7,535	—	148	—	7,683
Corporate expenses	4,497	—	—	—	4,497
Depreciation and amortization	3,813	—	142	—	3,955

	40,219	—	637	(496)	40,360

Operating income (loss)	8,538	—	189	—	8,727
Interest expense	(7,784)	—	—	—	(7,784)
Interest income	7	—	—	—	7

Income (loss) before income taxes	761	—	189	—	950
Income tax benefit (expense)	(14)	(1,787)	(106)	—	(1,907)

Income (loss) before equity in net income (loss) of subsidiaries	747	(1,787)	83	—	(957)
Equity in income (loss) of subsidiaries	(1,704)	—	—	1,704	—

Net income (loss) applicable to common stockholders	$(957)	$(1,787)	$83	$1,704	$(957)

Consolidating Statement of Operations

Three-Month Period Ended March 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$45,949	$—	$846	$(271)	$46,524

Expenses:
Direct operating expenses	21,520	—	385	(271)	21,634
Selling, general and administrative expenses	9,245	—	127	—	9,372
Corporate expenses	3,881	—	—	—	3,881
Depreciation and amortization	4,161	—	186	—	4,347

	38,807	—	698	(271)	39,234

Operating income (loss)	7,142	—	148	—	7,290
Interest expense	(9,100)	—	—	—	(9,100)
Interest income	4	—	—	—	4

Income (loss) before income taxes	(1,954)	—	148	—	(1,806)
Income tax benefit (expense)	(496)	(1,010)	(83)	—	(1,589)

Income (loss) before equity in net income (loss) of subsidiaries	(2,450)	(1,010)	65	—	(3,395)
Equity in income (loss) of subsidiaries	(945)	—	—	945	—

Net income (loss) applicable to common stockholders	$(3,395)	$(1,010)	$65	$945	$(3,395)

Consolidating Statement of Cash Flows

Three-Month Period Ended March 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(957)	$(1,787)	$83	$1,704	$(957)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,813	—	142	—	3,955
Deferred income taxes	(40)	1,787	95	—	1,842
Amortization of debt issue costs	455	—	—	—	455
Amortization of syndication contracts	151	—	—	—	151
Payments on syndication contracts	(325)	—	—	—	(325)
Non-cash stock-based compensation	872	—	—	—	872
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	2,037	—	(121)	—	1,916
(Increase) decrease in amounts due from related party	(112)	—	112	—	—
(Increase) decrease in prepaid expenses and other assets	(655)	—	(173)	—	(828)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(8,697)	—	5	—	(8,692)

Net cash provided by (used in) operating activities	(3,458)	—	143	1,704	(1,611)

Cash flows from investing activities:
Investment in subsidiaries	1,704	—	—	(1,704)	—
Purchases of property and equipment and intangibles	(2,360)	—	(195)	—	(2,555)

Net cash provided by (used in) investing activities	(656)	—	(195)	(1,704)	(2,555)

Cash flows from financing activities:
Proceeds from issuance of common stock	351	—	—	—	351

Net cash provided by (used in) financing activities	351	—	—	—	351

Net increase (decrease) in cash and cash equivalents	(3,763)	—	(52)	—	(3,815)
Cash and cash equivalents:
Beginning	35,631	—	499	—	36,130

Ending	$31,868	$—	$447	$—	$32,315

Consolidating Statement of Cash Flows

Three-Month Period Ended March 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(3,395)	$(1,010)	$65	$945	$(3,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,161	—	186	—	4,347
Deferred income taxes	96	1,010	—	—	1,106
Amortization of debt issue costs	563	—	—	—	563
Amortization of syndication contracts	193	—	—	—	193
Payments on syndication contracts	(467)	—	—	—	(467)
Non-cash stock-based compensation	261	—	—	—	261
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	3,466	—	(197)	—	3,269
(Increase) decrease in amounts due from related party	(11)	—	11	—	—
(Increase) decrease in prepaid expenses and other assets	(682)	—	38	—	(644)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(11,504)	—	(35)	—	(11,539)

Net cash provided by (used in) operating activities	(7,319)	—	68	945	(6,306)

Cash flows from investing activities:
Investment in subsidiaries	945	—	—	(945)	—
Purchases of property and equipment and intangibles	(1,164)	—	—	—	(1,164)

Net cash provided by (used in) investing activities	(219)	—	—	(945)	(1,164)

Cash flows from financing activities:
Payments of deferred debt and offering costs	(80)	—	—	—	(80)

Net cash provided by (used in) financing activities	(80)	—	—	—	(80)

Net increase (decrease) in cash and cash equivalents	(7,618)	—	68	—	(7,550)
Cash and cash equivalents:
Beginning	58,276	—	443	—	58,719

Ending	$50,658	$—	$511	$—	$51,169

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

We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended March 31, 2013, was $49.1 million. Of that amount, revenue generated by our television segment accounted for 71% and revenue generated by our radio segment accounted for 29%.

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

Highlights

During the first quarter of 2013, we achieved revenue growth driven by increases in both our television and radio segments. Net revenue increased to $49.1 million, an increase of $2.6 million, or 6%, over the first quarter of 2012. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment increased to $35.0 million in the first quarter of 2013 from $33.2 million in the first quarter of 2012. This increase of $1.8 million, or 5%, in net revenue was primarily due to increases in local advertising revenue and retransmission consent revenue. We generated a total of $5.3 million of retransmission consent revenue in the first quarter of 2013. We anticipate that retransmission consent revenue for the full year 2013 will be greater than it was for the full year 2012 and will continue to be a growing source of net revenues in future periods.

Net revenue in our radio segment increased to $14.1 million in the first quarter of 2013 from $13.4 million in the first quarter of 2012, an increase of $0.7 million. The increase was primarily attributable to increases in national advertising revenue.

Relationship with Univision

A majority of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreements, as amended, with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. These long-term affiliation agreements each expires in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under the network affiliation agreements, we generally retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, and approximately four and a half minutes per hour of the available advertising time on the UniMás network. Those allocations are subject to adjustment from time to time by Univision.

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2013 and 2012, the amount we paid Univision in this capacity was $2.3 million and $2.2 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. As of March 31, 2013, the amount due to us from Univision was $7.1 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals.

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

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards applicable to us, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2012 Annual Report on Form 10-K.

Three-Month Periods Ended March 31, 2013 and 2012

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three-Month Period Ended March 31,		% Change
	2013	2012
Statements of Operations Data:
Net revenue	$49,087	$46,524	6%

Direct operating expenses	24,225	21,634	12%
Selling, general and administrative expenses	7,683	9,372	(18)%
Corporate expenses	4,497	3,881	16%
Depreciation and amortization	3,955	4,347	(9)%

	40,360	39,234	3%

Operating income (loss)	8,727	7,290	20%
Interest expense	(7,784)	(9,100)	(14)%
Interest income	7	4	75%

Income (loss) before income taxes	950	(1,806)	*
Income tax (expense) benefit	(1,907)	(1,589)	20%

Net income (loss) applicable to common stockholders	$(957)	$(3,395)	(72)%

Other Data:
Capital expenditures	1,928	1,289
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)	13,380	11,624
Net cash provided by (used in) operating activities	(1,611)	(6,306)
Net cash provided by (used in) investing activities	(2,555)	(1,164)
Net cash provided by (used in) financing activities	351	(80)

(1)	Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our 2012 Credit Facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2012 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2012 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $10 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2012 Credit Facility and our applicable margin for the interest rate calculation. Under our 2012 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of March 31): 2013, 4.2 to 1; 2012, 6.6 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Three-Month Period
	Ended March 31,
	2013	2012
Consolidated adjusted EBITDA (1)	$13,380	$11,624
Interest expense	(7,784)	(9,100)
Interest income	7	4
Income tax (expense) benefit	(1,907)	(1,589)
Amortization of syndication contracts	(151)	(193)
Payments on syndication contracts	325	467
Non-cash stock-based compensation included in direct operating expenses	(184)	(13)
Non-cash stock-based compensation included in selling, general and administrative expenses	—	(109)
Non-cash stock-based compensation included in corporate expenses	(688)	(139)
Depreciation and amortization	(3,955)	(4,347)

Net income (loss)	(957)	(3,395)
Depreciation and amortization	3,955	4,347
Deferred income taxes	1,842	1,106
Amortization of debt issue costs	455	563
Amortization of syndication contracts	151	193
Payments on syndication contracts	(325)	(467)
Non-cash stock-based compensation	872	261
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	1,916	3,269
(Increase) decrease in prepaid expenses and other assets	(828)	(644)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(8,692)	(11,539)

Cash flows from operating activities	$(1,611)	$(6,306)

Consolidated Operations

Net Revenue. Net revenue increased to $49.1 million for the three-month period ended March 31, 2013 from $46.5 million for the three-month period ended March 31, 2012, an increase of $2.6 million. Of the overall increase, $1.8 million came from our television segment and was primarily attributable to an increase in local advertising revenue and an increase in retransmission consent revenue. Additionally, $0.8 million of the overall increase came from our radio segment and was primarily attributable to an increase in national advertising revenue.

We believe that we will continue to face a challenging advertising environment in 2013 as our advertising customers continue to make difficult choices in the current uncertain economic environment and we will not have revenue from political advertising that positively impacted our results of operations in 2012.

Direct Operating Expenses. Direct operating expenses increased to $24.2 million for the three-month period ended March 31, 2013 from $21.6 million for the three-month period ended March 31, 2012, an increase of $2.6 million. In late 2012, we announced a new management structure with an increased focus on sales for several managers that resulted in the shifting of their salaries to direct operating expense from selling, general and administrative expense. Of the overall increase, $1.8 million came from our television segment and was primarily attributable to an increase in salary expense due to our new management structure and an increase in expenses associated with the increase in net revenue. Additionally, $0.8 million of the overall increase came from our radio segment and was primarily attributable to an increase in salary expense due to our new management structure. As a percentage of net revenue, direct operating expenses increased to 49% for the three-month period ended March 31, 2013 from 47% for the three-month period ended March 31, 2012. Direct operating expenses as a percentage of net revenue increased because the increase in direct operating expenses outpaced the increase in net revenue.

We believe that direct operating expenses will continue to increase during 2013 primarily as a result of the shift in expenses associated with our new management structure.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $7.7 million for the three-month period ended March 31, 2013 from $9.4 million for the three-month period ended March 31, 2012, a decrease of $1.7 million. Of the overall decrease, $1.4 million came from our television segment and was primarily attributable to a decrease in salary expense due to the company’s new management structure and a decrease in bad debt expense. Additionally, $0.3 million of the overall decrease came from our radio segment and was primarily attributable to a decrease in salary expense due to our new management structure. As a percentage of net revenue, selling, general and administrative expenses decreased to 16% for the three-month period ended March 31, 2013 from 20% for the three-month period ended March 31, 2012. Selling, general and administrative expenses as a percentage of net revenue decreased because net revenue increased and selling, general and administrative expenses decreased.

We believe that selling, general and administrative expenses will continue to decrease during 2013 primarily as a result of the shift in expenses associated with our new management structure.

Corporate Expenses. Corporate expenses increased to $4.5 million for the three-month period ended March 31, 2013 from $3.9 million for the three-month period ended March 31, 2012, an increase of $0.6 million. The increase was primarily attributable to an increase in non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses increased to 9% for the three-month period ended March 31, 2013 from 8% for the three-month period ended March 31, 2012.

We believe that corporate expenses will continue to increase during 2013 primarily as a result of increased non-cash stock-based compensation expenses.

Depreciation and Amortization. Depreciation and amortization decreased to $4.0 million for the three-month period ended March 31, 2013 from $4.3 million for the three-month period ended March 31, 2012, a decrease of $0.3 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $8.7 million for the three-month period ended March 31, 2013, compared to $7.3 million for the three-month period ended March 31, 2012.

Interest Expense. Interest expense decreased to $7.8 million for the three-month period ended March 31, 2013 from $9.1 million for the three-month period ended March 31, 2012, a decrease of $1.3 million. On December 31, 2012 and May 30, 2012, we repurchased $40.0 million and $20.0 million, respectively, of our Notes. The decrease in interest expense was primarily attributable to the decrease in our outstanding debt.

Income Tax Expense. Income tax expense for the three-month period ended March 31, 2013 was $1.9 million. The effective income tax rate was higher than our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets. Income tax expense for the three-month period ended March 31, 2012 was $1.6 million. The effective income tax rate was higher than our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets.

As of March 31, 2013, we believe that our deferred tax assets will not be fully realized in the future and we are providing a full valuation allowance against those deferred tax assets. In determining our deferred tax assets subject to a valuation allowance, we reduced our deferred tax assets by deferred tax liabilities except for the deferred tax liabilities attributable to indefinite-lived intangibles. We do not have any tax planning strategies that would recover our deferred tax assets.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $35.0 million for the three-month period ended March 31, 2013 from $33.2 million for the three-month period ended March 31, 2012, an increase of $1.8 million. The increase was primarily attributable to increases in local advertising revenue and retransmission consent revenue. We generated a total of $5.3 million and $5.0 million in retransmission consent revenue for the three-month periods ended March 31, 2013 and 2012, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.0 million for the three-month period ended March 31, 2013 from $13.2 million for the three-month period ended March 31, 2012, an increase of $1.8 million. The increase was primarily attributable to an increase in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense, and an increase in expenses associated with the increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $3.9 million for the three-month period ended March 31, 2013 from $5.3 million for the three-month period ended March 31, 2012, a decrease of $1.4 million. The decrease was primarily attributable to a decrease in salary expense due to the company’s new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense, and a decrease in bad debt expense.

Radio

Net Revenue. Net revenue in our radio segment increased to $14.1 million for the three-month period ended March 31, 2013 from $13.4 million for the three-month period ended March 31, 2012, an increase of $0.7 million. The increase was primarily attributable to an increase in national advertising revenue.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $9.2 million for the three-month ended March 31, 2013 from $8.4 million for the three-month ended March 31, 2012, an increase of $0.8 million. The increase was primarily attributable to an increase in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $3.8 million for the three-month period ended March 31, 2013 from $4.1 million for the three-month period ended March 31, 2012, a decrease of $0.3 million. The decrease was primarily attributable to a decrease in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income of approximately $13.6 million for the year ended December 31, 2012 and net losses of approximately $8.2 million, and $18.1 million for the years ended December 31, 2011 and 2010, respectively. We had positive cash flow from operations of $40.0 million, $17.6 million and $37.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Although we reported negative cash flow from operations of $1.6 million for the three-month period ended March 31, 2013, we expect to have positive cash flow from operations for the 2013 year. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2012 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

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

2012 Credit Facility

On December 20, 2012, we entered into a new term loan and revolving credit facility of up to $50 million (our “2012 Credit Facility”) pursuant to the amended Credit Agreement. Our 2012 Credit Facility consists of a four-year $20 million term loan facility and a four-year $30 million revolving credit facility that expires on December 20, 2016, which includes a $3 million sub-facility for letters of credit. As of March 31, 2013, we had approximately $0.6 million in outstanding letters of credit. In addition, we may increase the aggregate principal amount of our 2012 Credit Facility by up to an additional $50 million, subject to our satisfying certain conditions.

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

Debt and Equity Financing

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through March 31, 2013. We did not repurchase any shares of Class A common stock during 2011, 2012 or 2013. Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit our ability to make future repurchases of shares of our common stock.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $13.4 million for the three-month period ended March 31, 2013 from $11.6 million for the three-month period ended March 31, 2012, an increase of $1.8 million, or 15%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 27% for the three-month period ended March 31, 2013 from 25% for the three-month period ended March 31, 2012.

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

Since our ability to borrow from our 2012 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2012 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $10 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2012 Credit Facility and our applicable margin for the interest rate calculation. Under our 2012 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of March 31): 2013, 4.2 to 1; 2012, 6.6 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow used in operating activities was $1.6 million for the three-month period ended March 31, 2013, compared to net cash flow used in operating activities of $6.3 million for the three-month period ended March 31, 2012. We had a net loss of $1.0 million for the three-month period ended March 31, 2013. Our net loss for the three-month period ended March 31, 2013 was primarily due to non-cash items. We had a net loss of $3.4 million for the three-month period ended March 31, 2012, which was primarily a result of non-cash expense. We expect to have positive cash flow from operating activities for the 2013 year.

Net cash flow used in investing activities was $2.6 million for the three-month period ended March 31, 2013, compared to net cash flow used in investing activities of $1.2 million for the three-month period ended March 31, 2012. During the three-month period ended March 31, 2013, we spent $2.6 million on net capital expenditures. During the three-month period ended March 31, 2012, we spent $1.2 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $9 million during the full year 2013. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow provided by financing activities was $0.4 million for the three-month period ended March 31, 2013, compared to net cash flow used in financing activities of $0.1 million for the three-month period ended March 31, 2012. During the three-month period ended March 31, 2013, we received proceeds of $0.4 million related to the issuance of common stock upon the exercise of stock options. During the three-month period ended March 31, 2012, we made payments of $0.1 million related the amendment to our credit agreement.

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

On December 20, 2012 we entered into our 2012 Credit Facility which consists of a four-year $20 million term loan facility and a four-year $30 million revolving credit facility. Our term loan bears interest at LIBOR plus a margin of 3.75% for a total interest rate of 3.95% at March 31, 2013. As of March 31, 2013, $20 million of our term loan was outstanding and there were no borrowings outstanding on the revolving credit facility.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2013 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.2 million based on the outstanding balance of our 2012 Credit Facility as of March 31, 2013.

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

Date: May 3, 2013

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