Form 10-Q
period 2013-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2013-08-05
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

As of July 31, 2013, there were 56,827,664 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 21,688,161 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2013

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

•

provisions of our debt instruments, including the agreement dated as of May 31, 2013, or the 2013 Credit Agreement, which governs our current credit facility, or the 2013 Credit Facility, the terms of which restrict certain aspects of the operation of our business;

•	our continued compliance with all of our obligations, including financial covenants and ratios, under the 2013 Credit Agreement;

•	cancellations or reductions of advertising due to the then current economic environment or otherwise;

•	advertising rates remaining constant or decreasing;

•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;

•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;

•	our relationship with Univision Communications Inc., or Univision;

•	the extent to which we continue to generate revenue under retransmission consent agreements;

•

subject to restrictions contained in the 2013 Credit Agreement, the overall success of our acquisition strategy, which historically has included developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	economic uncertainty;

•	the impact of any potential future impairment of our assets;

•	risks related to changes in accounting interpretations; and

•	the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new federal healthcare laws.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 26 of our Annual Report on Form 10-K for the year ended December 31, 2012.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$41,066	$36,130
Trade receivables, net of allowance for doubtful accounts of $3,432 and $4,396 (including related parties of $8,771 and $4,916)	52,417	48,030
Prepaid expenses and other current assets (including related parties of $274 and $274)	4,473	4,245

Total current assets	97,956	88,405
Property and equipment, net	59,170	61,435
Intangible assets subject to amortization, net (including related parties of $19,719 and $20,880)	21,080	22,349
Intangible assets not subject to amortization	220,701	220,701
Goodwill	36,647	36,647
Other assets	13,002	8,514

Total assets	$448,556	$438,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$200	$150
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,907 and $3,576)	37,824	39,158

Total current liabilities	38,142	39,426
Long-term debt, less current maturities (net of bond discount of $2,711 and $2,982)	340,835	340,664
Other long-term liabilities	6,934	7,359
Deferred income taxes	48,495	45,201

Total liabilities	434,406	432,650

Commitments and contingencies (note 4)
Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2013 56,791,409; 2012 54,404,226	6	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2013 21,688,121; 2012 22,188,161	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2013 and 2012 9,352,729	1	1
Additional paid-in capital	935,446	930,814
Accumulated deficit	(921,305)	(925,421)

Total stockholders’ equity (deficit)	14,150	5,401

Total liabilities and stockholders’ equity (deficit)	$448,556	$438,051

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
Net revenue	$56,950	$54,491	$106,037	$101,015

Expenses:
Direct operating expenses (including related parties of $2,649, $2,461, $4,942 and $4,705) (including non-cash stock-based compensation of $295, $43, $479 and $56)	25,988	22,876	50,213	44,510
Selling, general and administrative expenses (including non-cash stock-based compensation of $0, $215, $0 and $324)	7,424	9,635	15,107	19,007
Corporate expenses (including non-cash stock-based compensation of $1,074, $479, $1,762 and $618)	4,736	4,181	9,233	8,062
Depreciation and amortization (includes direct operating of $2,899, $3,076, $5,931 and $6,217 selling, general and administrative of $714, $720, $1,427 and $1,437 and corporate of $207, $280, $417 and $769 (including related parties of $580, $580, $1,161 and $1,473)	3,820	4,076	7,775	8,423

	41,968	40,768	82,328	80,002

Operating income (loss)	14,982	13,723	23,709	21,013
Interest expense	(7,881)	(8,959)	(15,665)	(18,059)
Interest income	9	9	16	13
Gain (loss) on debt extinguishment	(130)	(1,230)	(130)	(1,230)

Income (loss) before income taxes	6,980	3,543	7,930	1,737
Income tax (expense) benefit	(1,907)	(1,477)	(3,814)	(3,066)

Net income (loss) applicable to common stockholders	$5,073	$2,066	$4,116	$(1,329)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$0.06	$0.02	$0.05	$(0.02)

Weighted average common shares outstanding, basic	87,074,952	85,837,846	86,768,686	85,821,963

Weighted average common shares outstanding, diluted	89,228,790	86,178,331	88,147,914	85,821,963

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,116	$(1,329)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,775	8,423
Deferred income taxes	3,294	2,405
Amortization of debt issue costs	1,030	1,137
Amortization of syndication contracts	302	381
Payments on syndication contracts	(651)	(934)
Non-cash stock-based compensation	2,241	998
(Gain) loss on debt extinguishment	130	1,230
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(4,327)	(3,771)
(Increase) decrease in prepaid expenses and other assets	(454)	(177)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(637)	(1,998)

Net cash provided by (used in) operating activities	12,819	6,365

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(4,605)	(3,647)

Net cash provided by (used in) investing activities	(4,605)	(3,647)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,392	—
Payments on long-term debt	(50)	(20,600)
Payments of capitalized debt offering and issuance costs	(5,620)	(80)

Net cash provided by (used in) financing activities	(3,278)	(20,680)

Net increase (decrease) in cash and cash equivalents	4,936	(17,962)
Cash and cash equivalents:
Beginning	36,130	58,719

Ending	$41,066	$40,757

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$14,612	$17,651

Income taxes	$520	$661

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2013

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising sales on the Company’s Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2013 and 2012, the amount the Company paid Univision in this capacity was $2.6 million and $2.5 million, respectively. During the six-month periods ended June 30, 2013 and 2012, the amount the Company paid Univision in this capacity was $4.9 million and $4.7 million, respectively.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of June 30, 2013, the amount due to the Company from Univision was $8.8 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $1.4 million and $0.7 million for the three-month periods ended June 30, 2013 and 2012, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $2.2 million and $1.0 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Six-Month Period
Ended June 30,
2013
Fair value of options granted	$1.69
Expected volatility	91%
Risk-free interest rate	1.3%
Expected lives	7.0 years
Dividend rate	—

As of June 30, 2013, there was approximately $4.6 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of June 30, 2013, there was approximately $0.3 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1 year.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except share and per share data):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
Basic earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$5,073	$2,066	$4,116	$(1,329)

Denominator:
Weighted average common shares outstanding	87,074,952	85,837,846	86,768,686	85,821,963
Per share:
Net income (loss) per share applicable to common stockholders	$0.06	$0.02	$0.05	$(0.02)
Diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$5,073	$2,066	$4,116	$(1,329)

Denominator:
Weighted average common shares outstanding	87,074,952	85,837,846	86,768,686	85,821,963
Dilutive securities:
Stock options and restricted stock units	2,153,838	340,485	1,379,228	—

Diluted shares outstanding	89,228,790	86,178,331	88,147,914	85,821,963
Per share:
Net income (loss) per share applicable to common stockholders	$0.06	$0.02	$0.05	$(0.02)

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three- and six-month periods ended June 30, 2013, a total of 7,081,212 and 8,650,056 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

Notes

The following discussion pertains to the Company’s 8.75% senior secured first lien notes due 2017, or the Notes, and the indenture governing the Notes, or the Indenture, as the same existed on June 30, 2013. On August 2, 2013, the Company redeemed the Notes and the Indenture was discharged.

On July 27, 2010, the Company completed the offering and sale of $400 million aggregate principal amount of its 8.75% Senior Secured First Lien Notes (the “Notes”). The Notes were issued at a discount of 98.722% of their principal amount and mature on August 1, 2017. Interest on the Notes accrued at a rate of 8.75% per annum from the date of original issuance and was payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. The Company received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness outstanding under the previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to the offering of the Notes and for general corporate purposes.

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

The Notes were guaranteed on a senior secured basis by all of the existing and future wholly-owned domestic subsidiaries (the “Note Guarantors”). The Notes and the guarantees ranked equal in right of payment to all of the Company’s and the guarantors’ existing and future senior indebtedness and senior in right of payment to all of the Company’s and the Note Guarantors’ existing and future subordinated indebtedness. In addition, the Notes and the guarantees were effectively junior: (i) to the Company’s and the Note Guarantors’ indebtedness secured by assets that are not collateral; (ii) pursuant to a Collateral Trust and Intercreditor Agreement dated July 27, 2010 we entered into with Wells Fargo Bank, National Association, as the Trustee under the Indenture, and GE Capital, as the Collateral Trustee and as the administrative agent under the 2013 Credit Facility (the “Intercreditor Agreement”) at the same time that the Company entered into a previous credit facility that the Company entered into in July 2010; and (iii) to all of the liabilities of any of the Company’s existing and future subsidiaries that did not guarantee the Notes, to the extent of the assets of those subsidiaries. The Notes were secured by substantially all of the assets, as well as the pledge of the stock of substantially all of the subsidiaries, including the special purpose subsidiary formed to hold the Company’s FCC licenses.

The Company had the right to redeem:

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

In addition, upon a change of control of the Company, as defined in the Indenture, the Company would have been required to make an offer to repurchase all Notes then outstanding, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest. In addition, the Company had the right at any time and from time to time purchase Notes in the open market or otherwise.

Upon an event of default, as defined in the Indenture, the Notes would have become due and payable: (i) immediately without further notice if such event of default arises from events of bankruptcy or insolvency of the Company, any Note Guarantor or any restricted subsidiary; or (ii) upon a declaration of acceleration of the Notes in writing to the Company by the Trustee or holders representing 25% of the aggregate principal amount of the Notes then outstanding, if an event of default occurs and is continuing. The Indenture contained additional provisions that are customary for an agreement of this type, including indemnification by the Company and the Note Guarantors. In addition, the Indenture contained various provisions that limited the Company’s ability to: (i) apply the proceeds from certain asset sales other than in accordance with the terms of the Indenture; and (ii) restrict dividends or other payments from subsidiaries.

The carrying amount and estimated fair value of the Notes as of June 30, 2013 was $321.1 million and $346.1 million, respectively. The estimated fair value is based on quoted market prices for the Notes.

The Company recognized interest expense related to amortization of the bond discount of $0.1 million for each of the three-month periods ended June 30, 2013 and 2012. The Company recognized interest expense related to amortization of the bond discount of $0.3 million for each of the six-month periods ended June 30, 2013 and 2012.

See Note 6 “Subsequent Event”, for a discussion of the redemption of the Notes on August 2, 2013.

2012 Credit Facility

The following discussion pertains to a term loan and revolving credit facility of up to $50 million that the Company entered into on December 20, 2012 (the “2012 Credit Facility”). The 2012 Credit Facility was terminated on May 31, 2013 and replaced with the Company’s 2013 Credit Facility. Accordingly, the following discussion summarizes only certain provisions of the 2012 Credit Facility and the 2012 Credit Agreement. This discussion is qualified in its entirety by reference to the full text of the 2012 Credit Agreement.

On December 20, 2012, the Company entered into the 2012 Credit Facility pursuant to an amended and restated agreement dated as of December 20, 2012 (the “2012 Credit Agreement”). The 2012 Credit Facility consisted of a four-year $20 million term loan facility and a four-year $30 million revolving credit facility that expired on December 20, 2016, which included a $3 million sub-facility for letters of credit.

Borrowings under the 2012 Credit Facility bore interest at either: (i) the Base Rate (as defined in the 2012 Credit Agreement) plus the Applicable Margin (as defined in the 2012 Credit Agreement); or (ii) LIBOR plus the Applicable Margin (as defined in the 2012 Credit Agreement).

The 2012 Credit Facility was guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries (the “Credit Guarantors”), which were also the Note Guarantors (collectively, the “Guarantors”). The 2012 Credit Facility was secured on a first priority basis by the Company’s and the Credit Guarantors’ assets, which also secured the Notes. The Company’s borrowings, if any, under the 2012 Credit Facility ranked senior to the Notes upon the terms set forth in an Intercreditor Agreement that the Company entered into in connection with the credit facility that was in effect at that time.

The 2012 Credit Agreement also contained additional provisions that are customary for an agreement of this type, including indemnification by the Company and the Credit Guarantors.

In connection with the Company entering into the Indenture and the 2012 Credit Agreement, the Company and the Guarantors also entered into the following agreements:

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

Subject to certain exceptions, either the 2012 Credit Agreement, the Indenture, or both contained various provisions that limited the Company’s ability, among other things, to engage in certain transactions, make acquisitions and dispose of certain assets, as more fully provided therein.

2013 Credit Facility

On May 31, 2013, the Company entered into a new term loan and revolving credit facility of up to $405.0 million (the “2013 Credit Facility”) pursuant to the 2013 Credit Agreement. The 2013 Credit Facility consists of a $20,000,000 senior secured Term Loan A Facility (the “Term Loan A Facility”), a $375,000,000 senior secured Term Loan B Facility (the “Term Loan B Facility”; and together with the Term Loan A Facility, the “Term Loan Facilities”) which, subject to the compliance by the Company of certain conditions contained in the 2013 Credit Agreement, may be drawn on a date of the Company’s choosing between August 1, 2013 and August 15, 2013 (such date, the “Term Loan B Borrowing Date”), and a $30,000,000 senior secured Revolving Credit Facility (the “Revolving Credit Facility”). In addition, the 2013 Credit Facility provides that the Company may increase the aggregate principal amount of the 2013 Credit Facility by up to an additional $100.0 million, subject to the Company satisfying certain conditions.

Borrowings under the Term Loan A Facility will be used on the closing date of the 2013 Credit Facility (the “Closing Date”) (together with cash on hand of the Company) to (a) repay in full all of the outstanding obligations of the Company and its subsidiaries under the 2012 Credit Agreement and to terminate the 2012 Credit Agreement, and (b) pay fees and expenses in connection the 2013 Credit Facility. Subject to certain conditions contained in the 2013 Credit Agreement, the Company intends to use the borrowings under the Term Loan B Facility on the Term Loan B Borrowing Date to (a) repay in full all of the outstanding loans under the Term Loan A Facility and (b) redeem in full all of the Notes. The Company intends to use any future borrowings under the Revolving Credit Facility to provide for working capital, capital expenditures and other general corporate purposes of the Company and from time to time fund a portion of certain acquisitions, in each case subject to the terms and conditions set forth in the 2013 Credit Agreement.

The 2013 Credit Facility is guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries (the “Credit Parties”), which are also the Note Guarantors. The 2013 Credit Facility is secured on a first priority basis by the Company’s and the Credit Parties’ assets, which also secure the Notes. The Company’s borrowings under the 2013 Credit Facility will effectively rank senior to the Notes upon the terms set forth in the Intercreditor Agreement. Upon the redemption of the outstanding Notes in connection with the incurrence of the Term Loan B Facility on the Term Loan B Borrowing Date, the security interests and guaranties of the Company and its Credit Parties under the Indenture and the Notes will be terminated and released.

The Company’s borrowings under the 2013 Credit Facility will bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). The Term Loan A Facility expires on the earlier to occur of the Term Loan B Borrowing Date and August 15, 2013, the Term Loan B Facility expires on May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

As defined in the 2013 Credit Facility, “Applicable Margin” means:

(a) with respect to the Term Loans (i) if a Base Rate Loan, one and one half percent (1.50%) per annum and (ii) if a LIBOR Rate Loan, two and one half percent (2.50%) per annum; and

(b) with respect to the Revolving Loans:

(i) for the period commencing on the Closing Date through the last day of the calendar month during which financial statements for the fiscal quarter ending June 30, 2013 are delivered: (A) if a Base Rate Loan, one and one half percent (1.50%) per annum and (B) if a LIBOR Rate Loan, two and one half percent (2.50%) per annum; and

(ii) thereafter, the Applicable Margin for the Revolving Loans shall equal the applicable LIBOR margin or Base Rate margin in effect from time to time determined as set forth below based upon the applicable First Lien Net Leverage Ratio then in effect pursuant to the appropriate column under the table below:

First Lien Net Leverage Ratio	LIBOR Margin	Base Rate Margin
≥ 4.50 to 1.00	2.50%	1.50%
< 4.50 to 1.00	2.25%	1.25%

In the event the Company engages in a transaction that has the effect of reducing the yield of any loans outstanding under the Term Loan B Facility within six months of the Term Loan B Borrowing Date, the Company will owe 1% of the amount of the loans so repriced or replaced to the Lenders thereof (such fee, the “Repricing Fee”). Other than the Repricing Fee, the amounts outstanding under the 2013 Credit Facility may be prepaid at the option of the Company without premium or penalty, provided that certain limitations are observed, and subject to customary breakage fees in connection with the prepayment of a LIBOR rate loan. The principal amount of the (i) Term Loan A Facility shall be paid in full on the earlier of the Term Loan B Borrowing Date and August 15, 2013, (ii) Term Loan B Facility shall be paid in installments on the dates and in the respective amounts set forth in the 2013 Credit Agreement, with the final balance due on the Term Loan B Maturity Date and (iii) Revolving Credit Facility shall be due on the Revolving Loan Maturity Date.

Subject to certain exceptions, the 2013 Credit Agreement contains covenants that limit the ability of the Company and the Credit Parties to, among other things:

•	incur additional indebtedness or change or amend the terms of any senior indebtedness, subject to certain conditions;

•	incur liens on the property or assets of the Company and the Credit Parties;

•	dispose of certain assets;

•	consummate any merger, consolidation or sale of substantially all assets;

•	make certain investments;

•	enter into transactions with affiliates;

•	use loan proceeds to purchase or carry margin stock or for any other prohibited purpose;

•	incur certain contingent obligations;

•	make certain restricted payments; and

•	enter new lines of business, change accounting methods or amend the organizational documents of the Company or any Credit Party in any materially adverse way to the agent or the lenders.

The 2013 Credit Agreement also requires compliance with a financial covenant related to total net leverage ratio (calculated as set forth in the 2013 Credit Agreement) in the event that the revolving credit facility is drawn.

The 2013 Credit Agreement also provides for certain customary events of default, including the following:

•	default for three (3) business days in the payment of interest on borrowings under the 2013 Credit Facility when due;

•	default in payment when due of the principal amount of borrowings under the 2013 Credit Facility;

•

failure by the Company or any Credit Party to comply with the negative covenants, financial covenants (provided, that, an event of default under the Term Loan Facilities will not have occurred due to a violation of the financial covenants until the revolving lenders have terminated their commitments and declared all obligations to be due and payable), and certain other covenants relating to maintenance of customary property insurance coverage, maintenance of books and accounting records and permitted uses of proceeds from borrowings under the 2013 Credit Facility, each as set forth in the 2013 Credit Agreement;

•

failure by the Company or any Credit Party to comply with any of the other agreements in the 2013 Credit Agreement and related loan documents that continues for thirty (30) days (or ten (10) days in the case of certain financial statement delivery obligations) after officers of the Company first become aware of such failure or first receive written notice of such failure from any lender;

•

default in the payment of other indebtedness if the amount of such indebtedness aggregates to $15.0 million or more, or failure to comply with the terms of any agreements related to such indebtedness if the holder or holders of such indebtedness can cause such indebtedness to be declared due and payable;

•	failure of the Company or any Credit Party to pay, vacate or stay final judgments aggregating over $15.0 million for a period of thirty (30) days after the entry thereof;

•	certain events of bankruptcy or insolvency with respect to the Company or any Credit Party;

•	certain change of control events;

•	the revocation or invalidation of any agreement or instrument governing the Notes or any subordinated indebtedness, including the Intercreditor Agreement; and

•	any termination, suspension, revocation, forfeiture, expiration (without timely application for renewal) or material adverse amendment of any material media license.

In connection with the Company entering into the 2013 Credit Agreement, the Company and the Credit Parties also entered into an Amended and Restated Security Agreement, pursuant to which the Company and the Credit Parties each granted a first priority security interest in the collateral securing the 2013 Credit Facility for the benefit of the lenders under the 2013 Credit Facility.

The carrying amount and estimated fair value of the term loan as of June 30, 2013 were both $20.0 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses. There were no significant sources of revenue generated outside the United States during the three- and six-month periods ended June 30, 2013 and 2012. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period Ended June 30,		% Change	Six-Month Period Ended June 30,		% Change
	2013	2012	2013 to 2012	2013	2012	2013 to 2012
Net Revenue
Television	$39,590	$37,399	6%	$74,542	$70,563	6%
Radio	17,360	17,092	2%	31,495	30,452	3%

Consolidated	56,950	54,491	5%	106,037	101,015	5%

Direct operating expenses
Television	15,991	13,997	14%	30,979	27,218	14%
Radio	9,997	8,879	13%	19,234	17,292	11%

Consolidated	25,988	22,876	14%	50,213	44,510	13%

Selling, general and administrative expenses
Television	3,582	5,209	(31)%	7,508	10,523	(29)%
Radio	3,842	4,426	(13)%	7,599	8,484	(10)%

Consolidated	7,424	9,635	(23)%	15,107	19,007	(21)%

Depreciation and amortization
Television	3,114	3,303	(6)%	6,331	6,861	(8)%
Radio	706	773	(9)%	1,444	1,562	(8)%

Consolidated	3,820	4,076	(6)%	7,775	8,423	(8)%

Segment operating profit
Television	16,903	14,890	14%	29,724	25,961	14%
Radio	2,815	3,014	(7)%	3,218	3,114	3%

Consolidated	19,718	17,904	10%	32,942	29,075	13%
Corporate expenses	4,736	4,181	13%	9,233	8,062	15%

Operating income (loss)	14,982	13,723	9%	23,709	21,013	13%

Interest expense	(7,881)	(8,959)	(12)%	(15,665)	(18,059)	(13)%
Interest income	9	9	0%	16	13	23%
Gain (loss) on debt extinguishment	(130)	(1,230)	(89)%	(130)	(1,230)	(89)%

Income (loss) before income taxes	$6,980	$3,543	97%	$7,930	$1,737	357%

Capital expenditures
Television	1,769	$1,763		3,555	$2,682
Radio	544	536		686	906

Consolidated	$2,313	$2,299		$4,241	$3,588

				June 30,	December 31,
				2013	2012
Total assets
Television				$326,486	$313,904
Radio				122,070	124,147

Consolidated				$448,556	$438,051

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

Set forth below are consolidating financial statements related to the Company, its material guarantor subsidiary Entravision Holdings, LLC, and its non-guarantor subsidiaries. Consolidating balance sheets are presented as of June 30, 2013 and December 31, 2012 and the related consolidating statements of operations are presented for the three- and six-month periods ended June 30, 2013 and 2012. Consolidating statements of cash flows are presented for the six-month periods ended June 30, 2013 and 2012. The equity method of accounting has been used by the Company to report its investment in subsidiaries.

Consolidating Balance Sheet

June 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$40,748	$—	$318	$—	$41,066
Trade receivables, net of allowance for doubtful accounts	52,137	—	280	—	52,417
Prepaid expenses and other current assets	3,854	—	619	—	4,473

Total current assets	96,739	—	1,217	—	97,956
Property and equipment, net	56,478	—	2,692	—	59,170
Intangible assets subject to amortization, net	21,080	—	—	—	21,080
Intangible assets not subject to amortization	38,739	178,262	3,700	—	220,701
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	160,895	—	—	(160,895)	—
Other assets	13,002	—	10,496	(10,496)	13,002

Total assets	$422,586	$178,262	$19,099	$(171,391)	$448,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$200	$—	$—	$—	$200
Advances payable, related parties	118	—	—	—	118
Accounts payable and accrued expenses	46,285	—	678	(9,139)	37,824

Total current liabilities	46,603	—	678	(9,139)	38,142
Long-term debt, less current maturities	340,835	—	—	—	340,835
Other long-term liabilities	6,934	—	—	—	6,934
Deferred income taxes	14,064	35,788	—	(1,357)	48,495

Total liabilities	408,436	35,788	678	(10,496)	434,406

Stockholders’ equity (deficit)
Class A common stock	6	—	—	—	6
Class B common stock	2	—	—	—	2
Class U common stock	1	—	—	—	1
Member’s capital	—	804,654	12,652	(817,306)	—
Additional paid-in capital	935,446	—	—	—	935,446
Accumulated deficit	(921,305)	(662,180)	5,769	656,411	(921,305)

Total stockholders’ equity (deficit)	14,150	142,474	18,421	(160,895)	14,150

Total liabilities and stockholders’ equity (deficit)	$422,586	$178,262	$19,099	$(171,391)	$448,556

Consolidating Balance Sheet

December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$35,631	$—	$499	$—	$36,130
Trade receivables, net of allowance for doubtful accounts	47,779	—	251	—	48,030
Prepaid expenses and other current assets	3,778	—	467	—	4,245

Total current assets	87,188	—	1,217	—	88,405
Property and equipment, net	58,900	—	2,535	—	61,435
Intangible assets subject to amortization, net	22,349	—	—	—	22,349
Intangible assets not subject to amortization	38,739	178,262	3,700	—	220,701
Goodwill	35,653	—	994	—	36,647
Investment in subsidiaries	164,355	—	—	(164,355)	—
Other assets	8,514	—	10,603	(10,603)	8,514

Total assets	$415,698	$178,262	$19,049	$(174,958)	$438,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$150	$—	$—	$—	$150
Advances payable, related parties	118	—	—	—	118
Accounts payable and accrued expenses	47,537	—	742	(9,121)	39,158

Total current liabilities	47,805	—	742	(9,121)	39,426
Long-term debt, less current maturities	340,664	—	—	—	340,664
Other long-term liabilities	7,359	—	—	—	7,359
Deferred income taxes	14,469	32,214	—	(1,482)	45,201

Total liabilities	410,297	32,214	742	(10,603)	432,650

Stockholders’ equity (deficit)
Class A common stock	5	—	—	—	5
Class B common stock	2	—	—	—	2
Class U common stock	1	—	—	—	1
Member’s capital	—	804,654	12,652	(817,306)	—
Additional paid-in capital	930,814	—	—	—	930,814
Accumulated deficit	(925,421)	(658,606)	5,655	652,951	(925,421)

Total stockholders’ equity (deficit)	5,401	146,048	18,307	(164,355)	5,401

Total liabilities and stockholders’ equity (deficit)	$415,698	$178,262	$19,049	$(174,958)	$438,051

Consolidating Statement of Operations

Three-Month Period Ended June 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$56,669	$—	$841	$(560)	$56,950

Expenses:
Direct operating expenses	26,072	—	476	(560)	25,988
Selling, general and administrative expenses	7,255	—	169	—	7,424
Corporate expenses	4,736	—	—	—	4,736
Depreciation and amortization	3,692	—	128	—	3,820

	41,755	—	773	(560)	41,968

Operating income (loss)	14,914	—	68	—	14,982
Interest expense	(7,881)	—	—	—	(7,881)
Interest income	9	—	—	—	9
Gain (loss) on debt extinguishment	(130)	—	—	—	(130)

Income (loss) before income taxes	6,912	—	68	—	6,980
Income tax (expense) benefit	(83)	(1,787)	(37)	—	(1,907)

Income (loss) before equity in net income (loss) of subsidiaries	6,829	(1,787)	31	—	5,073
Equity in income (loss) of subsidiaries	(1,756)	—	—	1,756	—

Net income (loss) applicable to common stockholders	$5,073	$(1,787)	$31	$1,756	$5,073

Consolidating Statement of Operations

Three-Month Period Ended June 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$54,360	$—	$496	$(365)	$54,491

Expenses:
Direct operating expenses	22,859	—	382	(365)	22,876
Selling, general and administrative expenses	9,516	—	119	—	9,635
Corporate expenses	4,181	—	—	—	4,181
Depreciation and amortization	3,898	—	178	—	4,076

	40,454	—	679	(365)	40,768

Operating income (loss)	13,906	—	(183)	—	13,723
Interest expense	(8,959)	—	—	—	(8,959)
Interest income	9	—	—	—	9
Gain (loss) on debt extinguishment	(1,230)	—	—	—	(1,230)

Income (loss) before income taxes	3,726	—	(183)	—	3,543
Income tax (expense) benefit	(570)	(1,010)	103	—	(1,477)

Income (loss) before equity in net income (loss) of subsidiaries	3,156	(1,010)	(80)	—	2,066
Equity in income (loss) of subsidiaries	(1,090)	—	—	1,090	—

Net income (loss) applicable to common stockholders	$2,066	$(1,010)	$(80)	$1,090	$2,066

Consolidating Statement of Operations

Six-Month Period Ended June 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$105,426	$—	$1,667	$(1,056)	$106,037

Expenses:
Direct operating expenses	50,446	—	823	(1,056)	50,213
Selling, general and administrative expenses	14,790	—	317	—	15,107
Corporate expenses	9,233	—	—	—	9,233
Depreciation and amortization	7,505	—	270	—	7,775

	81,974	—	1,410	(1,056)	82,328

Operating income (loss)	23,452	—	257	—	23,709
Interest expense	(15,665)	—	—	—	(15,665)
Interest income	16	—	—	—	16
Gain (loss) on debt extinguishment	(130)	—	—	—	(130)

Income (loss) before income taxes	7,673	—	257	—	7,930
Income tax (expense) benefit	(97)	(3,574)	(143)	—	(3,814)

Income (loss) before equity in net income (loss) of subsidiaries	7,576	(3,574)	114	—	4,116
Equity in income (loss) of subsidiaries	(3,460)	—	—	3,460	—

Net income (loss) applicable to common stockholders	$4,116	$(3,574)	$114	$3,460	$4,116

Consolidating Statement of Operations

Six-Month Period Ended June 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net revenue	$100,309	$—	$1,342	$(636)	$101,015

Expenses:
Direct operating expenses	44,379	—	767	(636)	44,510
Selling, general and administrative expenses	18,761	—	246	—	19,007
Corporate expenses	8,062	—	—	—	8,062
Depreciation and amortization	8,059	—	364	—	8,423

	79,261	—	1,377	(636)	80,002

Operating income (loss)	21,048	—	(35)	—	21,013
Interest expense	(18,059)	—	—	—	(18,059)
Interest income	13	—	—	—	13
Gain (loss) on debt extinguishment	(1,230)	—	—	—	(1,230)

Income (loss) before income taxes	1,772	—	(35)	—	1,737
Income tax (expense) benefit	(1,066)	(2,020)	20	—	(3,066)

Income (loss) before equity in net income (loss) of subsidiaries	706	(2,020)	(15)	—	(1,329)
Equity in income (loss) of subsidiaries	(2,035)	—	—	2,035	—

Net income (loss) applicable to common stockholders	$(1,329)	$(2,020)	$(15)	$2,035	$(1,329)

Consolidating Statement of Cash Flows

Six-Month Period Ended June 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$4,116	$(3,574)	$114	$3,460	$4,116
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,505	—	270	—	7,775
Deferred income taxes	(405)	3,574	125	—	3,294
Amortization of debt issue costs	1,030	—	—	—	1,030
Amortization of syndication contracts	302	—	—	—	302
Payments on syndication contracts	(651)	—	—	—	(651)
Non-cash stock-based compensation	2,241	—	—	—	2,241
Other income (loss)	—	—	—	—	—
(Gain) loss on debt extinguishment	130	—	—	—	130
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(4,298)	—	(29)	—	(4,327)
(Increase) decrease in amounts due from related party	18	—	(18)	—	—
(Increase) decrease in prepaid expenses and other assets	(302)	—	(152)	—	(454)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(573)	—	(64)	—	(637)

Net cash provided by (used in) operating activities	9,113	—	246	3,460	12,819

Cash flows from investing activities:
Investment in subsidiaries	3,460	—	—	(3,460)	—
Purchases of property and equipment and intangibles	(4,178)	—	(427)	—	(4,605)

Net cash provided by (used in) investing activities	(718)	—	(427)	(3,460)	(4,605)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,392	—	—	—	2,392
Payments on long-term debt	(50)	—	—	—	(50)
Payments of deferred debt and offering costs	(5,620)	—	—	—	(5,620)

Net cash provided by (used in) financing activities	(3,278)	—	—	—	(3,278)

Net increase (decrease) in cash and cash equivalents	5,117	—	(181)	—	4,936
Cash and cash equivalents:
Beginning	35,631	—	499	—	36,130

Ending	$40,748	$—	$318	$—	$41,066

Consolidating Statement of Cash Flows

Six-Month Period Ended June 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(1,329)	$(2,020)	$(15)	$2,035	$(1,329)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,059	—	364	—	8,423
Deferred income taxes	580	2,020	(195)	—	2,405
Amortization of debt issue costs	1,137	—	—	—	1,137
Amortization of syndication contracts	381	—	—	—	381
Payments on syndication contracts	(934)	—	—	—	(934)
Non-cash stock-based compensation	998	—	—	—	998
(Gain) loss on debt extinguishment	1,230	—	—	—	1,230
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(3,684)	—	(87)	—	(3,771)
(Increase) decrease in amounts due from related party	(15)	—	15	—	—
(Increase) decrease in prepaid expenses and other assets	(223)	—	46	—	(177)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,698)	—	(300)	—	(1,998)

Net cash provided by (used in) operating activities	4,502	—	(172)	2,035	6,365

Cash flows from investing activities:
Investment in subsidiaries	2,035	—	—	(2,035)	—
Purchases of property and equipment and intangibles	(3,641)	—	(6)	—	(3,647)

Net cash provided by (used in) investing activities	(1,606)	—	(6)	(2,035)	(3,647)

Cash flows from financing activities:
Payments on long-term debt	(20,600)	—	—	—	(20,600)
Payments of deferred debt and offering costs	(80)	—	—	—	(80)

Net cash provided by (used in) financing activities	(20,680)	—	—	—	(20,680)

Net increase (decrease) in cash and cash equivalents	(17,784)	—	(178)	—	(17,962)
Cash and cash equivalents:
Beginning	58,276	—	443	—	58,719

Ending	$40,492	$—	$265	$—	$40,757

6. SUBSEQUENT EVENT

On August 1, 2013, the Company drew on borrowings under the Company’s Term Loan B Facility. The borrowings were used to (i) repay in full all of the outstanding loans under the Company’s Term Loan A Facility; (ii) redeem in full and terminate all of its outstanding obligations (the “Redemption”) on August 2, 2013 (the “Redemption Date”) under the Indenture, in an aggregate principal amount of approximately $324 million, and (iii) pay any fees and expenses in connection therewith. The redemption price for the redeemed Notes was 106.563% of the principal amount, plus accrued and unpaid interest thereon to the Redemption Date.

The Redemption constituted a complete redemption of the Notes, such that no amount remained outstanding following the Redemption. Accordingly, the Indenture has been satisfied and discharged in accordance with its terms and the Notes have been cancelled, effective as of the Redemption Date.

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

We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended June 30, 2013, was $57.0 million. Of that amount, revenue generated by our television segment accounted for 70% and revenue generated by our radio segment accounted for 30%.

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

Highlights

During the second quarter of 2013, we achieved revenue growth driven by increases in both our television and radio segments. Net revenue increased to $57.0 million, an increase of $2.5 million, or 5%, over the second quarter of 2012. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment increased to $39.6 million in the second quarter of 2013 from $37.4 million in the second quarter of 2012. This increase of $2.2 million, or 6%, in net revenue was primarily due to increases in local and national advertising revenue and retransmission consent revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013. We generated a total of $5.7 million of retransmission consent revenue in the second quarter of 2013. We anticipate that retransmission consent revenue for the full year 2013 will be greater than it was for the full year 2012 and will continue to be a growing source of net revenues in future periods.

Net revenue in our radio segment increased to $17.4 million in the second quarter of 2013 from $17.1 million in the second quarter of 2012. This increase of $0.3 million, or 2%, in net revenue was primarily due to increase in local and national advertising revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013.

Relationship with Univision

A majority of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreements, as amended, with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. These long-term affiliation agreements each expires in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under the network affiliation agreements, we generally retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, and approximately four-and-a-half minutes per hour of the available advertising time on the UniMás network. Those allocations are subject to adjustment from time to time by Univision under the terms set forth in the network affiliation agreements.

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2013 and 2012, the amount we paid Univision in this capacity was $2.6 million and $2.5 million, respectively. During the six-month periods ended June 30, 2013 and 2012, the amount we paid Univision in this capacity was $4.9 million and $4.7 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of the Univision-owned Univision affiliate in one market – Washington, D.C. – and the Univision-owned UniMás affiliates in five markets – Albuquerque, Boston, Denver, Orlando and Tampa.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. As of June 30, 2013, the amount due to us from Univision was $8.8 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals.

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

Three-and Six-Month Periods Ended June 30, 2013 and 2012

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Three-Month Period Ended June 30,		%	Six-Month Period Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Statements of Operations Data:
Net revenue	$56,950	$54,491	5%	$106,037	$101,015	5%

Direct operating expenses	25,988	22,876	14%	50,213	44,510	13%
Selling, general and administrative expenses	7,424	9,635	(23)%	15,107	19,007	(21)%
Corporate expenses	4,736	4,181	13%	9,233	8,062	15%
Depreciation and amortization	3,820	4,076	(6)%	7,775	8,423	(8)%

	41,968	40,768	3%	82,328	80,002	3%

Operating income	14,982	13,723	9%	23,709	21,013	13%
Interest expense	(7,881)	(8,959)	(12)%	(15,665)	(18,059)	(13)%
Interest income	9	9	0%	16	13	23%
Gain (loss) on debt extinguishment	(130)	(1,230)	(89)%	(130)	(1,230)	(89)%

Income (loss) before income taxes	6,980	3,543	97%	7,930	1,737	357%
Income tax (expense) benefit	(1,907)	(1,477)	29%	(3,814)	(3,066)	24%

Net income (loss) applicable to common stockholders	$5,073	$2,066	146%	$4,116	$(1,329)	(410)%

Other Data:
Capital expenditures	2,313	2,299		4,241	3,588
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				33,376	29,881
Net cash provided by (used in) operating activities				12,819	6,365
Net cash provided by (used in) investing activities				(4,605)	(3,647)
Net cash provided by (used in) financing activities				(3,278)	(20,680)

(1)	Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our 2013 Credit Facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of June 30): 2013, 4.0 to 1; 2012, 5.8 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Six-Month Period Ended June 30,
	2013	2012
Consolidated adjusted EBITDA	$33,376	$29,881
Interest expense	(15,665)	(18,059)
Interest income	16	13
Income tax (expense) benefit	(3,814)	(3,066)
Amortization of syndication contracts	(302)	(381)
Payments on syndication contracts	651	934
Non-cash stock-based compensation included in direct operating expenses	(479)	(56)
Non-cash stock-based compensation included in selling, general and administrative expenses	—	(324)
Non-cash stock-based compensation included in corporate expenses	(1,762)	(618)
Depreciation and amortization	(7,775)	(8,423)
Gain (loss) on debt extinguishment	(130)	(1,230)

Net income (loss)	4,116	(1,329)
Depreciation and amortization	7,775	8,423
Deferred income taxes	3,294	2,405
Amortization of debt issue costs	1,030	1,137
Amortization of syndication contracts	302	381
Payments on syndication contracts	(651)	(934)
Non-cash stock-based compensation	2,241	998
(Gain) loss on debt extinguishment	130	1,230
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(4,327)	(3,771)
(Increase) decrease in prepaid expenses and other assets	(454)	(177)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(637)	(1,998)

Cash flows from operating activities	$12,819	$6,365

Consolidated Operations

Net Revenue. Net revenue increased to $57.0 million for the three-month period ended June 30, 2013 from $54.5 million for the three-month period ended June 30, 2012, an increase of $2.5 million. Of the overall increase, $2.2 million was generated by our television segment and was primarily attributable to increases in local and national advertising revenue, and retransmission consent revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013. Additionally, $0.3 million of the overall increase was generated by our radio segment and was primarily attributable to an increase in local and national advertising revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013.

Net revenue increased to $106.0 million for the six-month period ended June 30, 2013 from $101.0 million for the six-month period ended June 30, 2012, an increase of $5.0 million. Of the overall increase, $4.0 million was generated by our television segment and was primarily attributable to increases in local and national advertising revenue and retransmission consent revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013. Additionally, $1.0 million of the overall increase was generated by our radio segment and was primarily attributable to increases in local and national advertising revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013.

We believe that we will continue to face a challenging advertising environment for the remainder of 2013 since we will not have revenue from political advertising that positively impacted our results of operations in 2012.

Direct Operating Expenses. Direct operating expenses increased to $26.0 million for the three-month period ended June 30, 2013 from $22.9 million for the three-month period ended June 30, 2012, an increase of $3.1 million. In late 2012, we announced a new management structure with an increased focus on sales for several managers that resulted in the shifting of their salaries to direct operating expense from selling, general and administrative expense. Of the overall increase, $2.0 million was generated by our television segment and was primarily attributable to an increase in salary expense due to our new management structure and an increase in expenses associated with the increase in net revenue. Additionally, $1.1 million of the overall increase was generated by our radio segment and was primarily attributable to an increase in salary expense due to our new management structure. As a percentage of net revenue, direct operating expenses increased to 46% for the three-month period ended June 30, 2013 from 42% for the three-month period ended June 30, 2012. Direct operating expenses as a percentage of net revenue increased because the increase in direct operating expenses outpaced the increase in net revenue. However, this increase as a percentage of revenue may not be directly comparable because of the new management structure and the shifting of certain expenses to direct operating expenses (which increased) from selling, general and administrative expense (which decreased).

Direct operating expenses increased to $50.2 million for the six-month period ended June 30, 2013 from $44.5 million for the six-month period ended June 30, 2012, an increase of $5.7 million. Of the overall increase, $3.8 million was generated by our television segment and was primarily attributable to an increase in salary expense due to our new management structure and an increase in expenses associated with the increase in net revenue. Additionally, $1.9 million of the overall increase was generated by our radio segment and was primarily attributable to an increase in salary expense due to our new management structure. As a percentage of net revenue, direct operating expenses increased to 47% for the six-month period ended June 30, 2013 from 44% for the six-month period ended June 30, 2012. Direct operating expenses as a percentage of net revenue increased because the increase in direct operating expenses outpaced the increase in net revenue. However, this increase as a percentage of revenue may not be directly comparable because of the new management structure and the shifting of certain expenses to direct operating expenses (which increased) from selling, general and administrative expense (which decreased).

We believe that direct operating expenses will continue to increase during 2013 primarily as a result of the shift in expenses associated with our new management structure.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $7.4 million for the three-month period ended June 30, 2013 from $9.6 million for the three-month period ended June 30, 2012, a decrease of $2.2 million. Of the overall decrease, $1.6 million was generated by our television segment and was primarily attributable to a decrease in salary expense due to the company’s new management structure and a decrease in bad debt expense. Additionally, $0.6 million of the overall decrease was generated by our radio segment and was primarily attributable to a decrease in salary expense due to our new management structure. As a percentage of net revenue, selling, general and administrative expenses decreased to 13% for the three-month period ended June 30, 2013 from 18% for the three-month period ended June 30, 2012. Selling, general and administrative expenses as a percentage of net revenue decreased because net revenue increased and selling, general and administrative expenses decreased. However, this decrease as a percentage of revenue may not be directly comparable because of the new management structure and the shifting of certain expenses from selling, general and administrative expense (which decreased) to direct operating expenses (which increased).

Selling, general and administrative expenses decreased to $15.1 million for the six-month period ended June 30, 2013 from $19.0 million for the six-month period ended June 30, 2012, a decrease of $3.9 million. Of the overall decrease, $3.0 million was generated by our television segment and was primarily attributable to a decrease in salary expense due to the company’s new management structure and a decrease in bad debt expense. Additionally, $0.9 million of the overall decrease was generated by our radio segment and was primarily attributable to a decrease in salary expense due to our new management structure. As a percentage of net revenue, selling, general and administrative expenses decreased to 14% for the six-month period ended June 30, 2013 from 19% for the six-month period ended June 30, 2012. Selling, general and administrative expenses as a percentage of net revenue decreased because net revenue increased and selling, general and administrative expenses decreased. However, this decrease as a percentage of revenue may not be directly comparable because of the new management structure and the shifting of certain expenses from selling, general and administrative expense (which decreased) to direct operating expenses (which increased).

We believe that selling, general and administrative expenses will continue to decrease during 2013 primarily as a result of the shift in expenses associated with our new management structure.

Corporate Expenses. Corporate expenses increased to $4.7 million for the three-month period ended June 30, 2013 from $4.2 million for the three-month period ended June 30, 2012, an increase of $0.5 million. The increase was primarily attributable to an increase in non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses remained constant at 8% for each of the three-month periods ended June 30, 2013 and 2012.

Corporate expenses increased to $9.2 million for the six-month period ended June 30, 2013 from $8.1 million for the six-month period ended June 30, 2012, an increase of $1.1 million. The increase was primarily attributable to an increase in non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses increased to 9% for the six-month period ended June 30, 2013 from 8% for the six-month period ended June 30, 2012.

We believe that corporate expenses will continue to increase during 2013 primarily as a result of increased non-cash stock-based compensation expenses.

Depreciation and Amortization. Depreciation and amortization decreased to $3.8 million for the three-month period ended June 30, 2013 from $4.1 million for the three-month period ended June 30, 2012, a decrease of $0.3 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Depreciation and amortization decreased to $7.8 million for the six-month period ended June 30, 2013 from $8.4 million for the six-month period ended June 30, 2012, a decrease of $0.6 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $15.0 million for the three-month period ended June 30, 2013, compared to $13.7 million for the three-month period ended June 30, 2012. As a result of the above factors, operating income was $23.7 million for the six-month period ended June 30, 2013, compared to $21.0 million for the six-month period ended June 30, 2012.

Interest Expense. Interest expense decreased to $7.9 million for the three-month period ended June 30, 2013 from $9.0 million for the three-month period ended June 30, 2012, a decrease of $1.1 million. On December 31, 2012 and May 30, 2012, we repurchased $40.0 million and $20.0 million, respectively, of our Notes. The decrease in interest expense was primarily attributable to the decrease in our outstanding debt. The decrease was partially offset by interest expense related to a new term loan of $20.0 million originated in December 2012.

Interest expense decreased to $15.7 million for the six-month period ended June 30, 2013 from $18.1 million for the six-month period ended June 30, 2012, a decrease of $2.4 million. On December 31, 2012 and May 30, 2012, we repurchased $40.0 million and $20.0 million, respectively, of our Notes. The decrease in interest expense was primarily attributable to the decrease in our outstanding debt. The decrease was partially offset by interest expense related to a new term loan of $20.0 million originated in December 2012.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $0.1 million related to the unamortized finance costs on our revolving credit facility during the three- and six-month periods ended June 30, 2013. We recorded a loss on debt extinguishment of $1.2 million related to the premium paid, unamortized finance costs and unamortized bond discount associated with the repurchase of Notes during the three- and six-month periods ended June 30, 2012.

Income Tax Expense. Income tax expense for the six-month period ended June 30, 2013 was $3.8 million. The effective income tax rate was higher than our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets. Income tax expense for the six-month period ended June 30, 2012 was $3.1 million. The effective income tax rate was higher than our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets.

As of June 30, 2013, we believe that our deferred tax assets will not be fully realized in the future and we are providing a full valuation allowance against those deferred tax assets. In determining our deferred tax assets subject to a valuation allowance, we reduced our deferred tax assets by deferred tax liabilities except for the deferred tax liabilities attributable to indefinite-lived intangibles. The ultimate realization of our deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers projected taxable income and tax planning strategies in making this assessment.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $39.6 million for the three-month period ended June 30, 2013 from $37.4 million for the three-month period ended June 30, 2012, an increase of $2.2 million. The increase was primarily attributable to increases in local and national advertising revenue and retransmission consent revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013. We generated a total of $5.7 million and $5.2 million in retransmission consent revenue for the three-month periods ended June 30, 2013 and 2012, respectively.

Net revenue in our television segment increased to $74.5 million for the six-month period ended June 30, 2013 from $70.6 million for the six-month period ended June 30, 2012, an increase of $3.9 million. The increase was primarily attributable to increases in local and national advertising revenue and retransmission consent revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013. We generated a total of $11.0 million and $10.2 million in retransmission consent revenue for the six-month periods ended June 30, 2013 and 2012, respectively. We anticipate that retransmission consent revenue for the full year 2013 will be greater than it was for the full year 2012 and will continue to be a growing source of net revenues in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $16.0 million for the three-month period ended June 30, 2013 from $14.0 million for the three-month period ended June 30, 2012, an increase of $2.0 million. The increase was primarily attributable to an increase in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense, and an increase in expenses associated with the increase in net revenue.

Direct operating expenses in our television segment increased to $31.0 million for the six-month period ended June 30, 2013 from $27.2 million for the six-month period ended June 30, 2012, an increase of $3.8 million. The increase was primarily attributable to an increase in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense, and an increase in expenses associated with the increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $3.6 million for the three-month period ended June 30, 2013 from $5.2 million for the three-month period ended June 30, 2012, a decrease of $1.6 million. The decrease was primarily attributable to a decrease in salary expense due to the company’s new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense, and a decrease in bad debt expense.

Selling, general and administrative expenses in our television segment decreased to $7.5 million for the six-month period ended June 30, 2013 from $10.5 million for the six-month period ended June 30, 2012, a decrease of $3.0 million. The decrease was primarily attributable to a decrease in salary expense due to the company’s new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense, and a decrease in bad debt expense.

Radio

Net Revenue. Net revenue in our radio segment increased to $17.4 million for the three-month period ended June 30, 2013 from $17.1 million for the three-month period ended June 30, 2012, an increase of $0.3 million. The increase was primarily attributable to an increase in local and national advertising revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013.

Net revenue in our radio segment increased to $31.5 million for the six-month period ended June 30, 2013 from $30.5 million for the six-month period ended June 30, 2012, an increase of $1.0 million. The increase was primarily attributable to increases in local and national advertising revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $10.0 million for the three-month period ended June 30, 2013 from $8.9 million for the three-month period ended June 30, 2012, an increase of $1.1 million. The increase was primarily attributable to an increase in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense.

Direct operating expenses in our radio segment increased to $19.2 million for the six-month period ended June 30, 2013 from $17.3 million for the six-month period ended June 30, 2012, an increase of $1.9 million. The increase was primarily attributable to an increase in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $3.8 million for the three-month period ended June 30, 2013 from $4.4 million for the three-month period ended June 30, 2012, a decrease of $0.6 million. The decrease was primarily attributable to a decrease in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense.

Selling, general and administrative expenses in our radio segment decreased to $7.6 million for the six-month period ended June 30, 2013 from $8.5 million for the six-month period ended June 30, 2012, a decrease of $0.9 million. The decrease was primarily attributable to a decrease in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income of approximately $13.6 million for the year ended December 31, 2012 and net losses of approximately $8.2 million, and $18.1 million for the years ended December 31, 2011 and 2010, respectively. We had positive cash flow from operations of $40.0 million, $17.6 million and $37.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. We generated cash flow from operations of $12.8 million for the six-month period ended June 30, 2013 and we expect to have positive cash flow from operations for the 2013 year. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

Notes

The following discussion pertains to our Notes and the related Indenture as the same existed on June 30, 2013. On August 2, 2013, we redeemed the Notes and the Indenture was terminated.

On July 27, 2010, we completed the offering and sale of $400 million aggregate principal amount of our Notes. The Notes were issued at a discount to 98.722% of their principal amount and mature on August 1, 2017. Interest on the Notes accrued at a rate of 8.75% per annum from the date of original issuance and was payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. We received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness then outstanding under our previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to offering of the Notes and for general corporate purposes.

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

The Notes were guaranteed on a senior secured basis by all of our existing and future wholly-owned domestic subsidiaries (the “Note Guarantors”). The Notes and the guarantees ranked equal in right of payment to all of our and the guarantors’ existing and future senior indebtedness and senior in right of payment to all of our and the Note Guarantors’ existing and future subordinated indebtedness. In addition, the Notes and the guarantees were effectively junior: (i) to our and the Note Guarantors’ indebtedness secured by assets that are not collateral; (ii) pursuant to an Intercreditor Agreement entered into at the same time that we entered into a previous credit facility in July 2010; and (iii) to all of the liabilities of any of our existing and future subsidiaries that did not guarantee the Notes, to the extent of the assets of those subsidiaries. The Notes were secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including the special purpose subsidiary formed to hold the Company’s FCC licenses.

We had a right to redeem:

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

In addition, upon a change of control, as defined in the Indenture, we would have been required to make an offer to repurchase all Notes then outstanding, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest. In addition, we had the right at any time and from time to time purchase Notes in the open market or otherwise.

Upon an event of default, as defined in the Indenture, the Notes would have become due and payable: (i) immediately without further notice if such event of default arises from events of bankruptcy or insolvency of the Company, any Note Guarantor or any restricted subsidiary; or (ii) upon a declaration of acceleration of the Notes in writing to the Company by the Trustee or holders representing 25% of the aggregate principal amount of the Notes then outstanding, if an event of default occurs and is continuing. The Indenture contained additional provisions that are customary for an agreement of this type, including indemnification by us and the Note Guarantors. In addition, the Indenture contained various provisions that limited the Company’s ability to: (i) apply the proceeds from certain asset sales other than in accordance with the terms of the Indenture; and (ii) restrict dividends or other payments from subsidiaries.

Redemption of Notes

On August 1, 2013, we drew on borrowings under our Term Loan B Facility. The borrowings were used to (i) repay in full all of the outstanding loans under our Term Loan A Facility; (ii) redeem in full and terminate all of its outstanding obligations (the “Redemption”) on August 2, 2013 (the “Redemption Date”) under the Indenture, in an aggregate principal amount of approximately $324 million; and (iii) pay any fees and expenses in connection therewith. The redemption price for the redeemed Notes was 106.563% of the principal amount, plus accrued and unpaid interest thereon to the Redemption Date.

The redemption constitutes a complete redemption of the Notes, such that no amount will remain outstanding following the redemption. Accordingly, the Indenture has been satisfied and discharged in accordance with its terms and the Notes have been cancelled, effective as of the Redemption Date.

2012 Credit Facility

The following discussion pertains to our 2012 Credit Facility. The 2012 Credit Facility was terminated on May 31, 2013 and replaced with our 2013 Credit Facility. Accordingly, the following discussion summarizes only certain provisions of the 2012 Credit Facility and the 2012 Credit Agreement. This discussion is qualified in its entirety by reference to the full text of the 2012 Credit Agreement.

On December 20, 2012, we entered into the 2012 Credit Facility pursuant to the 2012 Credit Agreement. The 2012 Credit Facility consisted of a four-year $20 million term loan facility and a four-year $30 million revolving credit facility that expired on December 20, 2016, which included a $3 million sub-facility for letters of credit.

Borrowings under the 2012 Credit Facility bore interest at either: (i) the Base Rate (as defined in the 2012 Credit Agreement) plus the Applicable Margin (as defined in the 2012 Credit Agreement); or (ii) LIBOR plus the Applicable Margin (as defined in the 2012 Credit Agreement).

The 2012 Credit Facility was guaranteed on a senior secured basis by the Credit Guarantors, which were also the Note Guarantors (collectively, the “Guarantors”). The 2012 Credit Facility was secured on a first priority basis by the Company’s and the Credit Guarantors’ assets, which also secured the Notes. The Company’s borrowings, if any, under the 2012 Credit Facility ranked senior to the Notes upon the terms set forth in the Intercreditor Agreement that the Company entered into in connection with the credit facility that was in effect at that time.

The 2012 Credit Agreement also contained additional provisions that are customary for an agreement of this type, including indemnification by the Company and the Credit Guarantors.

In connection with the Company entering into the Indenture and the 2012 Credit Agreement, the Company and the Guarantors also entered into the following agreements:

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

Subject to certain exceptions, either the 2012 Credit Agreement, the Indenture, or both contained various provisions that limited the Company’s ability, among other things, to engage in certain transactions, make dividend payments and dispose of certain assets, as more fully provided therein.

2013 Credit Facility

On May 31, 2013, we entered into a new term loan and revolving credit facility of up to $405.0 million (our “2013 Credit Facility”) pursuant to the 2013 Credit Agreement. The 2013 Credit Facility consists of a $20,000,000 senior secured Term Loan A Facility (the “Term Loan A Facility”), a $375,000,000 senior secured Term Loan B Facility (the “Term Loan B Facility”; and together with the Term Loan A Facility, the “Term Loan Facilities”) which, subject to the compliance by us of certain conditions contained in the 2013 Credit Agreement, may be drawn on a date of our choosing between August 1, 2013 and August 15, 2013 (such date, the “Term Loan B Borrowing Date”), and a $30,000,000 senior secured Revolving Credit Facility (the “Revolving Credit Facility”). In addition, the 2013 Credit Facility provides that we may increase the aggregate principal amount of the 2013 Credit Facility by up to an additional $100.0 million, subject to us satisfying certain conditions.

        Borrowings under the Term Loan A Facility will be used on the closing date of the 2013 Credit Facility (the “Closing Date”) (together with our cash on hand) to (a) repay in full all of our and our subsidiaries’ outstanding obligations under the 2012 Credit Agreement and to terminate the 2012 Credit Agreement and (b) pay fees and expenses in connection the 2013 Credit Facility. Subject to certain conditions contained in the 2013 Credit Agreement, we intend to use the borrowings under the Term Loan B Facility on the Term Loan B Borrowing Date to (a) repay in full all of the outstanding loans under the Term Loan A Facility and (b) redeem in full all of our Notes. We intend to use any future borrowings under the Revolving Credit Facility to provide for working capital, capital expenditures and other general corporate purposes and from time to time fund a portion of certain acquisitions, in each case subject to the terms and conditions set forth in the 2013 Credit Agreement.

The 2013 Credit Facility is guaranteed on a senior secured basis by all of our existing and future wholly-owned domestic subsidiaries (the “Credit Parties”), which are also the Note Guarantors. The 2013 Credit Facility is secured on a first priority basis by our and the Credit Parties’ assets, which also secure the Notes. Our borrowings under the 2013 Credit Facility will effectively rank senior to the Notes upon the terms set forth in the Intercreditor Agreement. Upon the redemption of the outstanding Notes in connection with the incurrence of the Term Loan B Facility on the Term Loan B Borrowing Date, the security interests and guaranties of us and the Credit Parties under the Indenture and the Notes will be terminated and released.

Our borrowings under the 2013 Credit Facility will bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). The Term Loan A Facility expires on the earlier to occur of the Term Loan B Borrowing Date and August 15, 2013, the Term Loan B Facility expires on May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

As defined in the 2013 Credit Facility, “Applicable Margin” means:

(a) with respect to the Term Loans (i) if a Base Rate Loan, one and one half percent (1.50%) per annum and (ii) if a LIBOR Rate Loan, two and one half percent (2.50%) per annum; and

(b) with respect to the Revolving Loans:

(i) for the period commencing on the Closing Date through the last day of the calendar month during which financial statements for the fiscal quarter ending June 30, 2013 are delivered: (A) if a Base Rate Loan, one and one half percent (1.50%) per annum and (B) if a LIBOR Rate Loan, two and one half percent (2.50%) per annum; and

(ii) thereafter, the Applicable Margin for the Revolving Loans shall equal the applicable LIBOR margin or Base Rate margin in effect from time to time determined as set forth below based upon the applicable First Lien Net Leverage Ratio then in effect pursuant to the appropriate column under the table below:

First Lien Net Leverage Ratio	LIBOR Margin	Base Rate Margin
≥ 4.50 to 1.00	2.50%	1.50%
< 4.50 to 1.00	2.25%	1.25%

In the event we engage in a transaction that has the effect of reducing the yield of any loans outstanding under the Term Loan B Facility within six months of the Term Loan B Borrowing Date, we will owe 1% of the amount of the loans so repriced or replaced to the Lenders thereof (such fee, the “Repricing Fee”). Other than the Repricing Fee, the amounts outstanding under the 2013 Credit Facility may be prepaid at our option without premium or penalty, provided that certain limitations are observed, and subject to customary breakage fees in connection with the prepayment of a LIBOR rate loan. The principal amount of the (i) Term Loan A Facility shall be paid in full on the earlier of the Term Loan B Borrowing Date and August 15, 2013, (ii) Term Loan B Facility shall be paid in installments on the dates and in the respective amounts set forth in the 2013 Credit Agreement, with the final balance due on the Term Loan B Maturity Date and (iii) Revolving Credit Facility shall be due on the Revolving Loan Maturity Date.

Subject to certain exceptions, the 2013 Credit Agreement contains covenants that limit the ability of us and the Credit Parties to, among other things:

•	incur additional indebtedness or change or amend the terms of any senior indebtedness, subject to certain conditions;

•	incur liens on the property or assets of us and the Credit Parties;

•	dispose of certain assets;

•	consummate any merger, consolidation or sale of substantially all assets;

•	make certain investments;

•	enter into transactions with affiliates;

•	use loan proceeds to purchase or carry margin stock or for any other prohibited purpose;

•	incur certain contingent obligations;

•	make certain restricted payments; and

•	enter new lines of business, change accounting methods or amend the organizational documents of us or any Credit Party in any materially adverse way to the agent or the lenders.

The 2013 Credit Agreement also requires compliance with a financial covenant related to total net leverage ratio (calculated as set forth in the 2013 Credit Agreement) in the event that the revolving credit facility is drawn.

The 2013 Credit Agreement also provides for certain customary events of default, including the following:

•	default for three (3) business days in the payment of interest on borrowings under the 2013 Credit Facility when due;

•	default in payment when due of the principal amount of borrowings under the 2013 Credit Facility;

•

failure by us or any Credit Party to comply with the negative covenants, financial covenants (provided, that, an event of default under the Term Loan Facilities will not have occurred due to a violation of the financial covenants until the revolving lenders have terminated their commitments and declared all obligations to be due and payable), and certain other covenants relating to maintenance of customary property insurance coverage, maintenance of books and accounting records and permitted uses of proceeds from borrowings under the 2013 Credit Facility, each as set forth in the 2013 Credit Agreement;

•

failure by us or any Credit Party to comply with any of the other agreements in the 2013 Credit Agreement and related loan documents that continues for thirty (30) days (or ten (10) days in the case of certain financial statement delivery obligations) after officers of us first become aware of such failure or first receive written notice of such failure from any lender;

•

default in the payment of other indebtedness if the amount of such indebtedness aggregates to $15.0 million or more, or failure to comply with the terms of any agreements related to such indebtedness if the holder or holders of such indebtedness can cause such indebtedness to be declared due and payable;

•	failure of us or any Credit Party to pay, vacate or stay final judgments aggregating over $15.0 million for a period of thirty (30) days after the entry thereof;

•	certain events of bankruptcy or insolvency with respect to us or any Credit Party;

•	certain change of control events;

•	the revocation or invalidation of any agreement or instrument governing the Notes or any subordinated indebtedness, including the Intercreditor Agreement; and

•	any termination, suspension, revocation, forfeiture, expiration (without timely application for renewal) or material adverse amendment of any material media license.

In connection with our entering into the 2013 Credit Agreement, we and the Credit Parties also entered into an Amended and Restated Security Agreement, pursuant to which we and the Credit Parties each granted a first priority security interest in the collateral securing the 2013 Credit Facility for the benefit of the lenders under the 2013 Credit Facility.

Debt and Equity Financing

On November 1, 2006, our Board of Directors approved a $100 million stock repurchase program. We were authorized to repurchase up to $100 million of our outstanding Class A common stock from time to time in open market transactions at prevailing market prices, block trades and private repurchases. On April 7, 2008, our Board of Directors approved an additional $100 million stock repurchase program. We have repurchased a total of 20.8 million shares of Class A common stock for approximately $120.3 million under both plans from inception through June 30, 2013. We did not repurchase any shares of Class A common stock during 2011, 2012 or the six-month period ended June 30, 2013. Subject to certain exceptions, both the Indenture and the amended Credit Agreement contain various provisions that limit our ability to make future repurchases of shares of our common stock.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $33.4 million for the six-month period ended June 30, 2013 from $29.9 million for the six-month period ended June 30, 2012, an increase of $3.5 million, or 12%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 31% for the six-month period ended June 30, 2013 from 30% for the six-month period ended June 30, 2012.

Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our 2013 Credit Facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1. The total leverage ratio was as follows (in each case as of June 30): 2013, 4.0 to 1; 2012, 5.8 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 24.

Cash Flow

Net cash flow provided by operating activities was $12.8 million for the six-month period ended June 30, 2013, compared to net cash flow provided by operating activities of $6.4 million for the six-month period ended June 30, 2012. We had a net income of $4.1 million for the six-month period ended June 30, 2013. Our net income for the six-month period ended June 30, 2013 was partially offset by non-cash items, including depreciation and amortization expense of $7.8 million. We had a net loss of $1.3 million for the six-month period ended June 30, 2012, which was primarily a result of non-cash expenses, including depreciation and amortization expense of $8.4 million. We expect to have positive cash flow from operating activities for the 2013 year.

Net cash flow used in investing activities was $4.6 million for the six-month period ended June 30, 2013, compared to net cash flow used in investing activities of $3.6 million for the six-month period ended June 30, 2012. During the six-month period ended June 30, 2013, we spent $4.6 million on net capital expenditures. During the six-month period ended June 30, 2012, we spent $3.6 million on net capital expenditures. We anticipate that our capital expenditures will be between $9.0 million and $9.5 million for the full year 2013. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $3.3 million for the six-month period ended June 30, 2013, compared to net cash flow used in financing activities of $20.7 million for the six-month period ended June 30, 2012. During the six-month period ended June 30, 2013, we made payments of $5.6 million related to our 2013 Credit Facility, and received proceeds of $2.4 million related to the issuance of common stock upon the exercise of stock options. During the six-month period ended June 30, 2012, we made payments of $20.0 million to repurchase debt and $0.6 million for the related debt premium.

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

On May 31, 2013 we entered into our 2013 Credit Facility of which $20 million of our Term Loan A Facility was outstanding as of June 30, 2013. Our Term Loan A Facility bears interest at LIBOR plus a margin of 2.50% for a total interest rate of 2.70% at June 30, 2013. As of June 30, 2013, there were no borrowings outstanding on the Revolving Credit Facility or the Term Loan B Facility.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2013 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.2 million based on the outstanding balance of our Term Loan A Facility as of June 30, 2013.

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

On August 1, 2013, we drew on borrowings under our Term Loan B Facility. The borrowings were used to (i) repay in full all of the outstanding loans under our Term Loan A Facility; (ii) redeem in full and terminate all of its outstanding obligations (the “Redemption”) on August 2, 2013 (the “Redemption Date”) under the Indenture, in an aggregate principal amount of approximately $324 million, and (iii) pay any fees and expenses in connection therewith. The redemption price for the redeemed Notes was 106.563% of the principal amount, plus accrued and unpaid interest thereon to the Redemption Date.

The Redemption constituted a complete redemption of the Notes, such that no amount remained outstanding following the Redemption. Accordingly, the Indenture has been satisfied and discharged in accordance with its terms and the Notes have been cancelled, effective as of the Redemption Date.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

10.1*	Credit Agreement, dated as of May 31, 2013, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto as Lenders, CitiGroup Global Markets, Inc., MacQuarie Capital (USA) Inc. and RBC Capital Markets, as Co-Syndication Agents and Joint Lead Arrangers, and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner.

10.2*	Amended and Restated Security Agreement, dated August 1, 2013, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Agent.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ CHRISTOPHER T. YOUNG
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: August 5, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Credit Agreement, dated as of May 31, 2013, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto as Lenders, CitiGroup Global Markets, Inc., MacQuarie Capital (USA) Inc. and RBC Capital Markets, as Co-Syndication Agents and Joint Lead Arrangers, and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner.

10.2*	Amended and Restated Security Agreement, dated August 1, 2013, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Agent.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.