Form 10-Q
period 2013-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2013-11-08
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of November 4, 2013, there were 59,572,790 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 19,130,035 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE - AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$53,546	$36,130
Trade receivables, net of allowance for doubtful accounts of $3,342 and $4,396 (including related parties of $6,555 and $4,916)	52,017	48,030
Prepaid expenses and other current assets (including related parties of $274 and $274)	5,434	4,245

Total current assets	110,997	88,405
Property and equipment, net	59,589	61,435
Intangible assets subject to amortization, net (including related parties of $19,139 and $20,880)	20,446	22,349
Intangible assets not subject to amortization	220,701	220,701
Goodwill	36,647	36,647
Other assets	7,284	8,514

Total assets	$455,664	$438,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$150
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $4,004 and $3,576)	29,025	39,158

Total current liabilities	32,893	39,426
Long-term debt, less current maturities (net of bond discount of $0 and $2,982)	371,250	340,664
Other long-term liabilities	6,874	7,359
Deferred income taxes	50,256	45,201

Total liabilities	461,273	432,650

Commitments and contingencies (note 4)
Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2013 59,257,790; 2012 54,404,226	6	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2013 19,430,035; 2012 22,188,161	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2013 and 2012 9,352,729	1	1
Additional paid-in capital	937,071	930,814
Accumulated deficit	(942,689)	(925,421)

Total stockholders’ equity (deficit)	(5,609)	5,401

Total liabilities and stockholders’ equity (deficit)	$455,664	$438,051

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net revenue	$57,786	$58,486	$163,823	$159,501

Expenses:
Direct operating expenses (including related parties of $2,618, $2,788, $7,560 and $7,493) (including non-cash stock-based compensation of $297, $45, $776 and $101)	25,860	23,293	76,073	67,803
Selling, general and administrative expenses (including non-cash stock-based compensation of $0, $222, $0 and $546)	8,131	9,593	23,238	28,600
Corporate expenses (including non-cash stock-based compensation of $979, $498, $2,742 and $1,116)	5,011	4,465	14,244	12,527
Depreciation and amortization (includes direct operating of $2,668, $3,061, $8,599 and $9,278 selling, general and administrative of $723, $718, $2,150 and $2,155 and corporate of $222, $234, $639 and $1,003 (including related parties of $580, $580, $1,741 and $2,053)	3,613	4,013	11,388	12,436

	42,615	41,364	124,943	121,366

Operating income (loss)	15,171	17,122	38,880	38,135
Interest expense	(5,352)	(8,671)	(21,017)	(26,730)
Interest income	12	10	28	23
Gain (loss) on debt extinguishment	(29,404)	—	(29,534)	(1,230)

Income (loss) before income taxes	(19,573)	8,461	(11,643)	10,198
Income tax (expense) benefit	(1,811)	(1,228)	(5,625)	(4,294)

Net income (loss) applicable to common stockholders	$(21,384)	$7,233	$(17,268)	$5,904

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic and diluted	$(0.24)	$0.08	$(0.20)	$0.07

Weighted average common shares outstanding, basic	87,959,856	85,940,225	87,170,106	85,861,671

Weighted average common shares outstanding, diluted	87,959,856	86,386,655	87,170,106	86,220,868

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(17,268)	$5,904
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,388	12,436
Deferred income taxes	5,055	3,485
Amortization of debt issue costs	1,438	1,706
Amortization of syndication contracts	450	556
Payments on syndication contracts	(995)	(1,369)
Non-cash stock-based compensation	3,518	1,763
(Gain) loss on debt extinguishment	29,534	1,230
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,701)	(3,511)
(Increase) decrease in prepaid expenses and other assets	(1,323)	(1,056)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(10,111)	(7,466)

Net cash provided by (used in) operating activities	17,985	13,678

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(7,568)	(6,502)

Net cash provided by (used in) investing activities	(7,568)	(6,502)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,740	23
Payments on long-term debt	(365,047)	(20,600)
Proceeds from borrowings on long-term debt	375,000	—
Payments of capitalized debt offering and issuance costs	(5,694)	(80)

Net cash provided by (used in) financing activities	6,999	(20,657)

Net increase (decrease) in cash and cash equivalents	17,416	(13,481)
Cash and cash equivalents:
Beginning	36,130	58,719

Ending	$53,546	$45,238

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$29,175	$33,708

Income taxes	$570	$809

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2013

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising sales on the Company’s Univision-and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2013 and 2012, the amount the Company paid Univision in this capacity was $2.6 million and $2.8 million, respectively. During the nine-month periods ended September 30, 2013 and 2012, the amount the Company paid Univision in this capacity was $7.6 million and $7.5 million, respectively.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of September 30, 2013, the amount due to the Company from Univision was $6.6 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $1.3 million and $0.8 million for the three-month periods ended September 30, 2013 and 2012, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $3.5 million and $1.8 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, there was approximately $4.1 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of September 30, 2013, there was approximately $0.2 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 0.8 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except share and per share data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Basic earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$(21,384)	$7,233	$(17,268)	$5,904

Denominator:
Weighted average common shares outstanding	87,959,856	85,940,225	87,170,106	85,861,671
Per share:
Net income (loss) per share applicable to common stockholders	$(0.24)	$0.08	$(0.20)	$0.07
Diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$(21,384)	$7,233	$(17,268)	$5,904

Denominator:
Weighted average common shares outstanding	87,959,856	85,940,225	87,170,106	85,861,671
Dilutive securities:
Stock options and restricted stock units	—	446,430	—	359,197

Diluted shares outstanding	87,959,856	86,386,655	87,170,106	86,220,868
Per share:
Net income (loss) per share applicable to common stockholders	$(0.24)	$0.08	$(0.20)	$0.07

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three- and nine-month periods ended September 30, 2013, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 2,451,894 and 1,736,783 equivalent shares of dilutive securities for the three- and nine-month periods ended September 30, 2013, respectively.

For the three- and nine-month periods ended September 30, 2012, a total of 9,104,987 and 8,666,586 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Notes

The following discussion pertains to the Company’s 8.75% senior secured first lien notes due 2017, (the “Notes”), and the indenture governing the Notes, (the “Indenture”), as the same existed during the three- and nine-month periods ended September 30, 2013. On August 2, 2013, the Company redeemed the Notes and the Indenture was discharged.

On July 27, 2010, the Company completed the offering and sale of $400 million aggregate principal amount of its 8.75% Senior Secured First Lien Notes (the “Notes”). The Notes were issued at a discount of 98.722% of their principal amount with a maturity date of August 1, 2017. Interest on the Notes accrued at a rate of 8.75% per annum from the date of original issuance and was payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. The Company received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness outstanding under the previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to the offering of the Notes and for general corporate purposes.

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

The Notes were guaranteed on a senior secured basis by all of the existing and future wholly-owned domestic subsidiaries (the “Note Guarantors”). The Notes and the guarantees ranked equal in right of payment to all of the Company’s and the Note Guarantors’ existing and future senior indebtedness and senior in right of payment to all of the Company’s and the Note Guarantors’ existing and future subordinated indebtedness. In addition, the Notes and the guarantees were effectively junior: (i) to the Company’s and the Note Guarantors’ indebtedness secured by assets that are not collateral; (ii) pursuant to a Collateral Trust and Intercreditor Agreement dated July 27, 2010 the Company entered into with Wells Fargo Bank, National Association, as the Trustee under the Indenture, and GE Capital, as the Collateral Trustee and as the administrative agent under the 2013 Credit Facility (the “Intercreditor Agreement”) at the same time that the Company entered into a previous credit facility that the Company entered into in July 2010; and (iii) to all of the liabilities of any of the Company’s existing and future subsidiaries that do not guarantee the Notes, to the extent of the assets of those subsidiaries. The Notes were secured by substantially all of the assets, as well as the pledge of the stock of substantially all of the subsidiaries, including the special purpose subsidiary formed to hold the Company’s FCC licenses.

The Company had the right to redeem:

•	prior to August 1, 2013, on one or more occasions, up to 10% of the original principal amount of the Notes during each 12-month period beginning on August 1, 2010, at a redemption price equal to 103% of the principal amount of the Notes, plus accrued and unpaid interest;

•	prior to August 1, 2013, on one or more occasions, up to 35% of the original principal amount of the Notes with the net proceeds from certain equity offerings, at a redemption price of 108.750% of the principal amount of the Notes, plus accrued and unpaid interest; provided that: (i) at least 65% of the aggregate principal amount of all Notes issued under the Indenture remains outstanding immediately after such redemption; and (ii) such redemption occurs within 60 days of the date of closing of any such equity offering;

•	prior to August 1, 2013, some or all of the Notes, at a redemption price equal to 100% of the principal amount of the Notes plus a “make-whole” premium plus accrued and unpaid interest; and

•	on or after August 1, 2013, some or all of the Notes, at a redemption price of: (i) 106.563% of the principal amount of the Notes if redeemed during the twelve-month period beginning on August 1, 2013; (ii) 104.375% of the principal amount of the Notes if redeemed during the twelve-month period beginning on August 1, 2014; (iii) 102.188% of the principal amount of the Notes if redeemed during the twelve-month period beginning on August 1, 2015; and (iv) 100% of the principal amount of the Notes if redeemed on or after August 1, 2016, in each case plus accrued and unpaid interest.

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

As discussed in more detail below, on August 2, 2013, we redeemed the Notes and the Indenture was terminated.

The Company recognized interest expense related to amortization of the bond discount of $0 and $0.1 million for the three-month periods ended September 30, 2013 and 2012, respectively. The Company recognized interest expense related to amortization of the bond discount of $0.3 and $0.4 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

2012 Credit Facility

The following discussion pertains to a term loan and revolving credit facility of up to $50 million that the Company entered into on December 20, 2012 (the “2012 Credit Facility”), pursuant to an amended and restated agreement dated as of December 20, 2012 (the “2012 Credit Agreement”). The 2012 Credit Facility was terminated on May 31, 2013 when the Company entered into its current term loan and revolving credit facility of up to $405.0 million (the “2013 Credit Facility”). Accordingly, the following discussion summarizes only certain provisions of the 2012 Credit Facility and the 2012 Credit Agreement. This discussion is qualified in its entirety by reference to the full text of the 2012 Credit Agreement.

On December 20, 2012, the Company entered into the 2012 Agreement pursuant to the 2012 Credit Facility. The 2012 Credit Facility had an expiration date of December 20, 2016 and consisted of a four-year $20 million term loan facility and a four-year $30 million revolving credit facility, which included a $3 million sub-facility for letters of credit.

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

In connection with the Company entering into the Indenture and the 2012 Credit Agreement, the Company and the Guarantors also entered into the following agreements:

•	A Security Agreement, pursuant to which the Company and the Guarantors each granted a first priority security interest in the collateral securing the Notes and the 2012 Credit Facility for the benefit of the holders of the Notes and the lender under the 2012 Credit Facility; and

•	An Intercreditor Agreement, in order to define the relative rights of the holders of the Notes and the lender under the 2012 Credit Facility with respect to the collateral securing the Company’s and the Guarantors’ respective obligations under the Notes and the 2012 Credit Facility; and

•	A Registration Rights Agreement, pursuant to which the Company registered the Notes and successfully conducted an exchange offering for the Notes in unregistered form, as originally issued.

Subject to certain exceptions, either the 2012 Credit Agreement, the Indenture, or both contained various provisions that limited the Company’s ability, among other things, to engage in certain transactions, make acquisitions and dispose of certain assets, as more fully provided therein.

2013 Credit Facility

On May 31, 2013, the Company entered into the 2013 Credit Facility pursuant to the 2013 Credit Agreement. The 2013 Credit Facility consists of a $20.0 million senior secured Term Loan A Facility (the “Term Loan A Facility”), a $375.0 million senior secured Term Loan B Facility (the “Term Loan B Facility”; and together with the Term Loan A Facility, the “Term Loan Facilities”) which was drawn on August 1, 2013 (the “Term Loan B Borrowing Date”), and a $30.0 million senior secured Revolving Credit Facility (the “Revolving Credit Facility”). In addition, the 2013 Credit Facility provides that the Company may increase the aggregate principal amount of the 2013 Credit Facility by up to an additional $100.0 million, subject to the Company satisfying certain conditions.

Borrowings under the Term Loan A Facility were used on the closing date of the 2013 Credit Facility (the “Closing Date”) (together with cash on hand) to (a) repay in full all of the outstanding obligations of the Company and its subsidiaries under the 2012 Credit Agreement and to terminate the 2012 Credit Agreement, and (b) pay fees and expenses in connection with the 2013 Credit Facility. As discussed in more detail below, on August 1, 2013, the Company drew on the Company’s Term Loan B Facility to (a) repay in full all of the outstanding loans under the Term Loan A Facility and (b) redeem in full all of the Notes. The Company intends to use any future borrowings under the Revolving Credit Facility to provide for working capital, capital expenditures and other general corporate purposes of the Company and from time to time fund a portion of certain acquisitions, in each case subject to the terms and conditions set forth in the 2013 Credit Agreement.

The 2013 Credit Facility is guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries (the “Credit Parties”). The 2013 Credit Facility is secured on a first priority basis by the Company’s and the Credit Parties’ assets. Upon the redemption of the outstanding Notes, the security interests and guaranties of the Company and its Credit Parties under the Indenture and the Notes were terminated and released.

The Company’s borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of September 30, 2013, the Company’s effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

As defined in the 2013 Credit Facility, “Applicable Margin” means:

(a) with respect to the Term Loans (i) if a Base Rate Loan, one and one half percent (1.50%) per annum and (ii) if a LIBOR Rate Loan, two and one half percent (2.50%) per annum; and

(b) with respect to the Revolving Loans:

(i) for the period commencing on the Closing Date through the last day of the calendar month during which financial statements for the fiscal quarter ending September 30, 2013 are delivered: (A) if a Base Rate Loan, one and one half percent (1.50%) per annum and (B) if a LIBOR Rate Loan, two and one half percent (2.50%) per annum; and

(ii) thereafter, the Applicable Margin for the Revolving Loans shall equal the applicable LIBOR margin or Base Rate margin in effect from time to time determined as set forth below based upon the applicable First Lien Net Leverage Ratio then in effect pursuant to the appropriate column under the table below:

First Lien Net Leverage Ratio	LIBOR Margin	Base Rate Margin
≥ 4.50 to 1.00	2.50%	1.50%
< 4.50 to 1.00	2.25%	1.25%

In the event the Company engages in a transaction that has the effect of reducing the yield of any loans outstanding under the Term Loan B Facility within six months of the Term Loan B Borrowing Date, the Company will owe 1% of the amount of the loans so repriced or replaced to the Lenders thereof (such fee, the “Repricing Fee”). Other than the Repricing Fee, the amounts outstanding under the 2013 Credit Facility may be prepaid at the option of the Company without premium or penalty, provided that certain limitations are observed, and subject to customary breakage fees in connection with the prepayment of a LIBOR rate loan. The principal amount of the (i) Term Loan A Facility shall be paid in full on the Term Loan B Borrowing Date, (ii) Term Loan B Facility shall be paid in installments on the dates and in the respective amounts set forth in the 2013 Credit Agreement, with the final balance due on the Term Loan B Maturity Date and (iii) Revolving Credit Facility shall be due on the Revolving Loan Maturity Date.

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

The Redemption constituted a complete redemption of the Notes, such that no amount remained outstanding following the Redemption. Accordingly, the Indenture has been satisfied and discharged in accordance with its terms and the Notes have been cancelled, effective as of the Redemption Date. The Company recorded a loss on debt extinguishment of $29.4 million, primarily due to the premium associated with the redemption of the Notes, the unamortized bond discount and finance costs.

The carrying amount and estimated fair value of the Term Loan B as of September 30, 2013 were $375 million and $372 million, respectively. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2013 and 2012. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		% Change	Ended September 30,		% Change
	2013	2012	2013 to 2012	2013	2012	2013 to 2012
Net Revenue
Television	$39,747	$40,903	(3)%	$114,289	$111,466	3%
Radio	18,039	17,583	3%	49,534	48,035	3%

Consolidated	57,786	58,486	(1)%	163,823	159,501	3%

Direct operating expenses
Television	15,905	14,349	11%	46,884	41,567	13%
Radio	9,955	8,944	11%	29,189	26,236	11%

Consolidated	25,860	23,293	11%	76,073	67,803	12%

Selling, general and administrative expenses
Television	4,127	5,224	(21)%	11,635	15,747	(26)%
Radio	4,004	4,369	(8)%	11,603	12,853	(10)%

Consolidated	8,131	9,593	(15)%	23,238	28,600	(19)%

Depreciation and amortization
Television	2,918	3,227	(10)%	9,249	10,088	(8)%
Radio	695	786	(12)%	2,139	2,348	(9)%

Consolidated	3,613	4,013	(10)%	11,388	12,436	(8)%

Segment operating profit
Television	16,797	18,103	(7)%	46,521	44,064	6%
Radio	3,385	3,484	(3)%	6,603	6,598	0%

Consolidated	20,182	21,587	(7)%	53,124	50,662	5%
Corporate expenses	5,011	4,465	12%	14,244	12,527	14%

Operating income (loss)	15,171	17,122	(11)%	38,880	38,135	2%

Interest expense	(5,352)	(8,671)	(38)%	(21,017)	(26,730)	(21)%
Interest income	12	10	20%	28	23	22%
Gain (loss) on debt extinguishment	(29,404)	—	*	(29,534)	(1,230)	*

Income (loss) before income taxes	$(19,573)	$8,461	*	$(11,643)	$10,198	*

Capital expenditures
Television	$2,298	$3,130		$5,853	$5,812
Radio	1,098	416		1,785	1,322

Consolidated	$3,396	$3,546		$7,638	$7,134

				September 30,	December 31,
				2013	2012
Total assets
Television				$331,189	$313,904
Radio				124,475	124,147

Consolidated				$455,664	$438,051

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

We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended September 30, 2013, was $57.8 million. Of that amount, revenue generated by our television segment accounted for 69% and revenue generated by our radio segment accounted for 31%.

As of the date of filing this report, we own and/or operate 56 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations (38 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

We generate revenue primarily from sales of national and local advertising time on television and radio stations, and from retransmission consent agreements. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers. In addition, advertising revenue is generally higher every two years resulting from political advertising, particularly in the third and fourth quarters of Presidential election years (2008, 2012, etc.). Also, advertising revenue is generally higher every four years resulting from advertising aired during the World Cup (2010 and 2014), particularly in the second and third quarters of those years.

We generate revenue from retransmission consent agreements that are entered into with MVPDs. We refer to such revenue as retransmission consent revenue, which represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We recognize retransmission consent revenue when it is accrued pursuant to the agreements we have entered into with respect to such revenue.

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

Highlights

During the third quarter of 2013, net revenue decreased due to a decrease in political revenue, which was not material in 2013, partially offset by the growth of advertising revenue in both our television and radio segments. Net revenue decreased to $57.8 million, a decrease of $0.7 million, or 1%, from the third quarter of 2012. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment decreased to $39.7 million in the third quarter of 2013 from $40.9 million in the third quarter of 2012. This decrease of $1.2 million, or 3%, in net revenue was primarily due to a decrease in political advertising revenue, which was not material in 2013, partially offset by increases in local advertising revenue and retransmission consent revenue. We generated a total of $5.3 million of retransmission consent revenue in the third quarter of 2013. We anticipate that retransmission consent revenue for the full year 2013 will be greater than it was for the full year 2012 and will continue to be a growing source of net revenues in future periods.

Net revenue in our radio segment increased to $18.0 million in the third quarter of 2013 from $17.6 million in the third quarter of 2012. This increase of $0.4 million, or 3%, in net revenue was primarily due to an increase in local advertising revenue, partially offset by a decrease in political and national advertising revenue, which was not material in 2013.

Interest expense in the third quarter decreased by $3.3 million, or 38%, from the third quarter of 2012, as a result of the redemption of our Notes in August 2013 using the proceeds of our Term Loan B. The Notes had a fixed interest rate of 8.75% while the Term Loan B had an effective interest rate of 3.5% as of September 30, 2013.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2013 and 2012, the amount we paid Univision in this capacity was $2.6 million and $2.8 million, respectively. During the nine-month periods ended September 30, 2013 and 2012, the amount we paid Univision in this capacity was $7.6 million and $7.5 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of the Univision-owned Univision affiliate in one market – Washington, D.C. – and the Univision-owned UniMás affiliates in five markets – Albuquerque, Boston, Denver, Orlando and Tampa.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. As of September 30, 2013, the amount due to us from Univision was $6.6 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact of this update on the consolidated financial statements.

Three-and Nine-Month Periods Ended September 30, 2013 and 2012

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Statements of Operations Data:
Net revenue	$57,786	$58,486	(1)%	$163,823	$159,501	3%

Direct operating expenses	25,860	23,293	11%	76,073	67,803	12%
Selling, general and administrative expenses	8,131	9,593	(15)%	23,238	28,600	(19)%
Corporate expenses	5,011	4,465	12%	14,244	12,527	14%
Depreciation and amortization	3,613	4,013	(10)%	11,388	12,436	(8)%

	42,615	41,364	3%	124,943	121,366	3%

Operating income	15,171	17,122	(11)%	38,880	38,135	2%
Interest expense	(5,352)	(8,671)	(38)%	(21,017)	(26,730)	(21)%
Interest income	12	10	20%	28	23	22%
Gain (loss) on debt extinguishment	(29,404)	—	*	(29,534)	(1,230)	*

Income (loss) before income taxes	(19,573)	8,461	*	(11,643)	10,198	*
Income tax (expense) benefit	(1,811)	(1,228)	47%	(5,625)	(4,294)	31%

Net income (loss) applicable to common stockholders	$(21,384)	$7,233	*	$(17,268)	$5,904	*

Other Data:
Capital expenditures	3,396	3,546		7,638	7,134
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				53,241	51,521
Net cash provided by (used in) operating activities				17,985	13,678
Net cash provided by (used in) investing activities				(7,568)	(6,502)
Net cash provided by (used in) financing activities				6,999	(20,657)

(1)	Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization less syndication programming payments. We use the term consolidated adjusted EBITDA because that measure is defined in our 2013 Credit Facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and does include syndication programming payments.

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of September 30): 2013, 4.5 to 1; 2012, 5.2 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Nine-Month Period
	Ended September 30,
	2013	2012
Consolidated adjusted EBITDA (1)	$53,241	$51,521
Interest expense	(21,017)	(26,730)
Interest income	28	23
Income tax (expense) benefit	(5,625)	(4,294)
Amortization of syndication contracts	(450)	(556)
Payments on syndication contracts	995	1,369
Non-cash stock-based compensation included in direct operating
expenses	(776)	(101)
Non-cash stock-based compensation included in selling, general
and administrative expenses	—	(546)
Non-cash stock-based compensation included in corporate expenses	(2,742)	(1,116)
Depreciation and amortization	(11,388)	(12,436)
Gain (loss) on debt extinguishment	(29,534)	(1,230)

Net income (loss)	(17,268)	5,904
Depreciation and amortization	11,388	12,436
Deferred income taxes	5,055	3,485
Amortization of debt issue costs	1,438	1,706
Amortization of syndication contracts	450	556
Payments on syndication contracts	(995)	(1,369)
Non-cash stock-based compensation	3,518	1,763
(Gain) loss on debt extinguishment	29,534	1,230
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,701)	(3,511)
(Increase) decrease in prepaid expenses and other assets	(1,323)	(1,056)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(10,111)	(7,466)

Cash flows from operating activities	$17,985	$13,678

Consolidated Operations

Net Revenue. Net revenue decreased to $57.8 million for the three-month period ended September 30, 2013 from $58.5 million for the three-month period ended September 30, 2012, a decrease of $0.7 million. Of the overall decrease, $1.2 million was generated by our television segment and was primarily attributable to a decrease in political advertising revenue, which was not material in 2013, partially offset by increases in local advertising revenue and retransmission consent revenue. This decrease was partially offset by an approximately $0.5 million increase that was generated by our radio segment and was primarily attributable to an increase in local advertising revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013.

Net revenue increased to $163.8 million for the nine-month period ended September 30, 2013 from $159.5 million for the nine-month period ended September 30, 2012, an increase of $4.3 million. Of the overall increase, $2.8 million was generated by our television segment and was primarily attributable to increases in local and national advertising revenue and retransmission consent revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013. Additionally, $1.5 million of the overall increase was generated by our radio segment and was primarily attributable to increases in local and national advertising revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013.

We believe that we will continue to face a challenging advertising environment for the remainder of 2013 since we will not have revenue from political advertising that positively impacted our results of operations in 2012.

Direct Operating Expenses. Direct operating expenses increased to $25.9 million for the three-month period ended September 30, 2013 from $23.3 million for the three-month period ended September 30, 2012, an increase of $2.6 million. In late 2012, we announced a new management structure with an increased focus on sales for several managers that resulted in the shifting of their salaries to direct operating expense from selling, general and administrative expense. Of the overall increase, $1.6 million was generated by our television segment and was primarily attributable to an increase in salary expense due to our new management structure and an increase in expenses associated with the increase in local advertising revenue. Additionally, $1.0 million of the overall increase was generated by our radio segment and was primarily attributable to an increase in salary expense due to our new management structure. As a percentage of net revenue, direct operating expenses increased to 45% for the three-month period ended September 30, 2013 from 40% for the three-month period ended September 30, 2012. Direct operating expenses as a percentage of net revenue increased because direct operating expenses increased, while net revenue decreased. However, this increase as a percentage of revenue may not be directly comparable because of the new management structure and the shifting of certain expenses to direct operating expenses (which increased) from selling, general and administrative expense (which decreased).

Direct operating expenses increased to $76.1 million for the nine-month period ended September 30, 2013 from $67.8 million for the nine-month period ended September 30, 2012, an increase of $8.3 million. Of the overall increase, $5.3 million was generated by our television segment and was primarily attributable to an increase in salary expense due to our new management structure and an increase in expenses associated with the increase in net revenue. Additionally, $3.0 million of the overall increase was generated by our radio segment and was primarily attributable to an increase in salary expense due to our new management structure. As a percentage of net revenue, direct operating expenses increased to 46% for the nine-month period ended September 30, 2013 from 43% for the nine-month period ended September 30, 2012. Direct operating expenses as a percentage of net revenue increased because the increase in direct operating expenses outpaced the increase in net revenue. However, this increase as a percentage of revenue may not be directly comparable because of the new management structure and the shifting of certain expenses to direct operating expenses (which increased) from selling, general and administrative expense (which decreased).

We believe that direct operating expenses will continue to increase during the remainder of 2013, primarily as a result of the shift in expenses associated with our new management structure.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $8.1 million for the three-month period ended September 30, 2013 from $9.6 million for the three-month period ended September 30, 2012, a decrease of $1.5 million. Of the overall decrease, $1.1 million was generated by our television segment and was primarily attributable to a decrease in salary expense due to the company’s new management structure that resulted in the shifting of their salaries from selling, general and administrative expense to direct operating expense. Additionally, $0.4 million of the overall decrease was generated by our radio segment and was primarily attributable to a decrease in salary expense due to our new management structure. As a percentage of net revenue, selling, general and administrative expenses decreased to 14% for the three-month period ended September 30, 2013 from 16% for the three-month period ended September 30, 2012. Selling, general and administrative expenses as a percentage of net revenue decreased because the decrease in selling, general and administrative expenses outpaced the decrease in net revenue. However, this decrease as a percentage of revenue may not be directly comparable because of the new management structure and the shifting of certain expenses from selling, general and administrative expense (which decreased) to direct operating expenses (which increased).

Selling, general and administrative expenses decreased to $23.2 million for the nine-month period ended September 30, 2013 from $28.6 million for the nine-month period ended September 30, 2012, a decrease of $5.4 million. Of the overall decrease, $4.1 million was generated by our television segment and was primarily attributable to a decrease in salary expense due to the company’s new management structure and a decrease in bad debt expense. Additionally, $1.3 million of the overall decrease was generated by our radio segment and was primarily attributable to a decrease in salary expense due to our new management structure. As a percentage of net revenue, selling, general and administrative expenses decreased to 14% for the nine-month period ended September 30, 2013 from 18% for the nine-month period ended September 30, 2012. Selling, general and administrative expenses as a percentage of net revenue decreased because net revenue increased and selling, general and administrative expenses decreased. However, this decrease as a percentage of revenue may not be directly comparable because of the new management structure and the shifting of certain expenses from selling, general and administrative expense (which decreased) to direct operating expenses (which increased).

We believe that selling, general and administrative expenses will continue to decrease during the remainder of 2013, primarily as a result of the shift in expenses associated with our new management structure.

Corporate Expenses. Corporate expenses increased to $5.0 million for the three-month period ended September 30, 2013 from $4.5 million for the three-month period ended September 30, 2012, an increase of $0.5 million. The increase was primarily attributable to an increase in non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses increased to 9% for the three-month period ended September 30, 2013 from 8% for the three-month period ended September 30, 2012.

Corporate expenses increased to $14.2 million for the nine-month period ended September 30, 2013 from $12.5 million for the nine-month period ended September 30, 2012, an increase of $1.7 million. The increase was primarily attributable to an increase in non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses increased to 9% for the nine-month period ended September 30, 2013 from 8% for the nine-month period ended September 30, 2012.

We believe that corporate expenses will continue to increase during the remainder of 2013, primarily as a result of increased non-cash stock-based compensation expenses.

Depreciation and Amortization. Depreciation and amortization decreased to $3.6 million for the three-month period ended September 30, 2013 from $4.0 million for the three-month period ended September 30, 2012, a decrease of $0.4 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Depreciation and amortization decreased to $11.4 million for the nine-month period ended September 30, 2013 from $12.4 million for the nine-month period ended September 30, 2012, a decrease of $1.0 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $15.2 million for the three-month period ended September 30, 2013, compared to $17.1 million for the three-month period ended September 30, 2012. As a result of the above factors, operating income was $38.9 million for the nine-month period ended September 30, 2013, compared to $38.1 million for the nine-month period ended September 30, 2012.

Interest Expense. Interest expense decreased to $5.4 million for the three-month period ended September 30, 2013 from $8.7 million for the three-month period ended September 30, 2012, a decrease of $3.3 million. This decrease was primarily attributable to our new Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than our Notes that were fully redeemed in August 2013.

Interest expense decreased to $21.0 million for the nine-month period ended September 30, 2013 from $26.7 million for the nine-month period ended September 30, 2012, a decrease of $5.7 million. This decrease was primarily attributable to a lower average outstanding balance of our Notes, and due to our new Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than our Notes that were fully redeemed in August 2013.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $29.4 million related to the premium associated with the redemption of our Notes, the unamortized bond discount, and finance costs during the three-month period ended September 30, 2013.

We recorded a loss on debt extinguishment of $29.5 million, primarily related to the premium associated with the redemption of our Notes, the unamortized bond discount, and finance costs during the nine-month period ended September 30, 2013. We recorded a loss on debt extinguishment of $1.2 million related to the premium paid, unamortized finance costs and unamortized bond discount associated with the repurchase of Notes during the nine-month period ended September 30, 2012.

Income Tax Expense. Income tax expense for the nine-month period ended September 30, 2013 was $5.6 million. The effective income tax rate differed from our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets. Income tax expense for the nine-month period ended September 30, 2012 was $4.3 million. The effective income tax rate differed from our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets.

As of September 30, 2013, we believe that our deferred tax assets will not be fully realized in the future and we are providing a full valuation allowance against those deferred tax assets. In determining our deferred tax assets subject to a valuation allowance, we reduced our deferred tax assets by deferred tax liabilities except for the deferred tax liabilities attributable to indefinite-lived intangibles. The ultimate realization of our deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers projected taxable income and tax planning strategies in making this assessment.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $39.7 million for the three-month period ended September 30, 2013 from $40.9 million for the three-month period ended September 30, 2012, a decrease of $1.2 million. The decrease was primarily attributable to a decrease in political advertising revenue, which was not material in 2013, partially offset by increases in local advertising revenue and retransmission consent revenue. We generated a total of $5.3 million and $4.9 million in retransmission consent revenue for the three-month periods ended September 30, 2013 and 2012, respectively.

Net revenue in our television segment increased to $114.3 million for the nine-month period ended September 30, 2013 from $111.5 million for the nine-month period ended September 30, 2012, an increase of $2.8 million. The increase was primarily attributable to increases in local and national advertising revenue and retransmission consent revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013. We generated a total of $16.3 million and $15.0 million in retransmission consent revenue for the nine-month periods ended September 30, 2013 and 2012, respectively. We anticipate that retransmission consent revenue for the full year 2013 will be greater than it was for the full year 2012 and will continue to be a growing source of net revenues in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.9 million for the three-month period ended September 30, 2013 from $14.3 million for the three-month period ended September 30, 2012, an increase of $1.6 million. The increase was primarily attributable to an increase in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense, and an increase in expenses associated with the increase in local advertising revenue.

Direct operating expenses in our television segment increased to $46.9 million for the nine-month period ended September 30, 2013 from $41.6 million for the nine-month period ended September 30, 2012, an increase of $5.3 million. The increase was primarily attributable to an increase in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense, and an increase in expenses associated with the increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $4.1 million for the three-month period ended September 30, 2013 from $5.2 million for the three-month period ended September 30, 2012, a decrease of $1.1 million. The decrease was primarily attributable to a decrease in salary expense due to the company’s new management structure, which shifted salaries from selling, general and administrative expense to direct operating expense.

Selling, general and administrative expenses in our television segment decreased to $11.6 million for the nine-month period ended September 30, 2013 from $15.7 million for the nine-month period ended September 30, 2012, a decrease of $4.1 million. The decrease was primarily attributable to a decrease in salary expense due to the company’s new management structure, which shifted salaries from selling, general and administrative expense to direct operating expense, and a decrease in bad debt expense.

Radio

Net Revenue. Net revenue in our radio segment increased to $18.0 million for the three-month period ended September 30, 2013 from $17.6 million for the three-month period ended September 30, 2012, an increase of $0.4 million. The increase was primarily attributable to an increase in local revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013.

Net revenue in our radio segment increased to $49.5 million for the nine-month period ended September 30, 2013 from $48.0 million for the nine-month period ended September 30, 2012, an increase of $1.5 million. The increase was primarily attributable to increases in local and national advertising revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $9.9 million for the three-month period ended September 30, 2013 from $8.9 million for the three-month period ended September 30, 2012, an increase of $1.0 million. The increase was primarily attributable to an increase in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense, and an increase in expenses associated with the increase in net revenue.

Direct operating expenses in our radio segment increased to $29.2 million for the nine-month period ended September 30, 2013 from $26.2 million for the nine-month period ended September 30, 2012, an increase of $3.0 million. The increase was primarily attributable to an increase in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense, and an increase in expenses associated with the increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.0 million for the three-month period ended September 30, 2013 from $4.4 million for the three-month period ended September 30, 2012, a decrease of $0.4 million. The decrease was primarily attributable to a decrease in salary expense due to our new management structure, which shifted salaries from selling, general and administrative expense to direct operating expense.

Selling, general and administrative expenses in our radio segment decreased to $11.6 million for the nine-month period ended September 30, 2013 from $12.9 million for the nine-month period ended September 30, 2012, a decrease of $1.3 million. The decrease was primarily attributable to a decrease in salary expense due to our new management structure, which shifted salaries from selling, general and administrative expense to direct operating expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income of approximately $13.6 million for the year ended December 31, 2012 and net losses of approximately $8.2 million, and $18.1 million for the years ended December 31, 2011 and 2010, respectively. We had positive cash flow from operations of $40.0 million, $17.6 million and $37.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. We generated cash flow from operations of $18.0 million for the nine-month period ended September 30, 2013 and we expect to have positive cash flow from operations for the 2013 year. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

Interest expense in the third quarter decreased by $3.3 million, or 38%, from the third quarter of 2012, as a result of the redemption of our Notes in August 2013 using the proceeds of our Term Loan B. The Notes had a fixed interest rate of 8.75% while the Term Loan B had an effective interest rate of 3.5% as of September 30, 2013.

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

The Notes were guaranteed on a senior secured basis by the Note Guarantors. The Notes and the guarantees ranked equal in right of payment to all of our and the guarantors’ existing and future senior indebtedness and senior in right of payment to all of our and the Note Guarantors’ existing and future subordinated indebtedness. In addition, the Notes and the guarantees were effectively junior: (i) to our and the Note Guarantors’ indebtedness secured by assets that are not collateral; (ii) pursuant to an Intercreditor Agreement entered into at the same time that we entered into a previous credit facility in July 2010; and (iii) to all of the liabilities of any of our existing and future subsidiaries that do not guarantee the Notes, to the extent of the assets of those subsidiaries. The Notes were secured by substantially all of our assets, as well as the pledge of the stock of substantially all of our subsidiaries, including the special purpose subsidiary formed to hold the Company’s FCC licenses.

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

As discussed in more detail below, on August 2, 2013, we redeemed the Notes and the Indenture was terminated.

2012 Credit Facility

The following discussion pertains to our 2012 Credit Facility. The 2012 Credit Facility was terminated on May 31, 2013 when we entered into our 2013 Credit Facility. Accordingly, the following discussion summarizes only certain provisions of the 2012 Credit Facility and the 2012 Credit Agreement. This discussion is qualified in its entirety by reference to the full text of the 2012 Credit Agreement.

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

The 2012 Credit Facility was guaranteed on a senior secured basis by the Guarantors. The 2012 Credit Facility was secured on a first priority basis by the Company’s and the Credit Guarantors’ assets, which also secured the Notes. The Company’s borrowings, if any, under the 2012 Credit Facility ranked senior to the Notes upon the terms set forth in the Intercreditor Agreement that the Company entered into in connection with the credit facility that was in effect at that time.

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

2013 Credit Facility

On May 31, 2013, we entered into our 2013 Credit Facility pursuant to the 2013 Credit Agreement. The 2013 Credit Facility consists of a $20.0 million senior secured Term Loan A Facility (the “Term Loan A Facility”), a $375.0 million senior secured Term Loan B Facility (the “Term Loan B Facility”; and together with the Term Loan A Facility, the “Term Loan Facilities”) which was drawn on August 1, 2013 (the “Term Loan B Borrowing Date”), and a $30.0 million senior secured Revolving Credit Facility (the “Revolving Credit Facility”). In addition, the 2013 Credit Facility provides that we may increase the aggregate principal amount of the 2013 Credit Facility by up to an additional $100.0 million, subject to us satisfying certain conditions.

Borrowings under the Term Loan A Facility were used on the Closing Date (together with cash on hand) to (a) repay in full all of our and our subsidiaries’ outstanding obligations under the 2012 Credit Agreement and to terminate the 2012 Credit Agreement, and (b) pay fees and expenses in connection the 2013 Credit Facility. As discussed in more detail below, on August 1, 2013, we drew on borrowings under our Term Loan B Facility to (a) repay in full all of the outstanding loans under the Term Loan A Facility and (b) redeem in full all of the Notes. We intend to use any future borrowings under the Revolving Credit Facility to provide for working capital, capital expenditures and other general corporate purposes and from time to time fund a portion of certain acquisitions, in each case subject to the terms and conditions set forth in the 2013 Credit Agreement.

The 2013 Credit Facility is guaranteed on a senior secured basis by the Credit Parties. The 2013 Credit Facility is secured on a first priority basis by our and the Credit Parties’ assets. Upon the redemption of the outstanding Notes, the security interests and guaranties of us and the Credit Parties under the Indenture and the Notes were terminated and released.

Our borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of September 30, 2013, our effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on the Term Loan B Maturity Date, which is May 31, 2020 and the Revolving Credit Facility expires on the Revolving Loan Maturity Date, which is May 31, 2018.

As defined in the 2013 Credit Facility, “Applicable Margin” means:

(a) with respect to the Term Loans (i) if a Base Rate Loan, one and one half percent (1.50%) per annum and (ii) if a LIBOR Rate Loan, two and one half percent (2.50%) per annum; and

(b) with respect to the Revolving Loans:

(i) for the period commencing on the Closing Date through the last day of the calendar month during which financial statements for the fiscal quarter ending September 30, 2013 are delivered: (A) if a Base Rate Loan, one and one half percent (1.50%) per annum and (B) if a LIBOR Rate Loan, two and one half percent (2.50%) per annum; and

(ii) thereafter, the Applicable Margin for the Revolving Loans shall equal the applicable LIBOR margin or Base Rate margin in effect from time to time determined as set forth below based upon the applicable First Lien Net Leverage Ratio then in effect pursuant to the appropriate column under the table below:

First Lien Net Leverage Ratio	LIBOR Margin	Base Rate Margin
≥ 4.50 to 1.00	2.50%	1.50%
< 4.50 to 1.00	2.25%	1.25%

In the event we engage in a transaction that has the effect of reducing the yield of any loans outstanding under the Term Loan B Facility within six months of the Term Loan B Borrowing Date, we will owe 1% of the amount of the loans so repriced or replaced to the Lenders thereof (such fee, the “Repricing Fee”). Other than the Repricing Fee, the amounts outstanding under the 2013 Credit Facility may be prepaid at our option without premium or penalty, provided that certain limitations are observed, and subject to customary breakage fees in connection with the prepayment of a LIBOR rate loan. The principal amount of the (i) Term Loan A Facility shall be paid in full on the Term Loan B Borrowing Date, (ii) Term Loan B Facility shall be paid in installments on the dates and in the respective amounts set forth in the 2013 Credit Agreement, with the final balance due on the Term Loan B Maturity Date and (iii) Revolving Credit Facility shall be due on the Revolving Loan Maturity Date.

Subject to certain exceptions, the 2013 Credit Facility contains covenants that limit the ability of us and the Credit Parties to, among other things:

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

The 2013 Credit Facility also requires compliance with a financial covenant related to total net leverage ratio (calculated as set forth in the 2013 Credit Agreement) in the event that the revolving credit facility is drawn.

The 2013 Credit Facility also provides for certain customary events of default, including the following:

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

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $53.2 million for the nine-month period ended September 30, 2013 from $51.5 million for the nine-month period ended September 30, 2012, an increase of $1.7 million, or 3%. As a percentage of net revenue, consolidated adjusted EBITDA was 32% for the nine-month periods ended September 30, 2013 and 2012.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of September 30): 2013, 4.5 to 1; 2012, 5.2 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow provided by operating activities was $18.0 million for the nine-month period ended September 30, 2013, compared to net cash flow provided by operating activities of $13.7 million for the nine-month period ended September 30, 2012. We had a net loss of $17.3 million for the nine-month period ended September 30, 2013, which was primarily a result of non-cash items, including loss on debt extinguishment of $29.5 million, and depreciation and amortization expense of $11.4 million. We had a net income of $5.9 million for the nine-month period ended September 30, 2012, which was partially offset by non-cash items, including depreciation and amortization expense of $12.4 million. We expect to have positive cash flow from operating activities for the 2013 year.

Net cash flow used in investing activities was $7.6 million for the nine-month period ended September 30, 2013, compared to net cash flow used in investing activities of $6.5 million for the nine-month period ended September 30, 2012. During the nine-month period ended September 30, 2013, we spent $7.6 million on net capital expenditures. During the nine-month period ended September 30, 2012, we spent $6.5 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $9.5 million for the full year 2013. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow provided by financing activities was $7.0 million for the nine-month period ended September 30, 2013, compared to net cash flow used in financing activities of $20.7 million for the nine-month period ended September 30, 2012. During the nine-month period ended September 30, 2013, we received $375.0 million of proceeds related to our 2013 Credit Facility, and $2.7 million related to the issuance of common stock upon the exercise of stock options. We made payments of $343.8 million to fully redeem our Notes and Term Loan A, $21.3 million for the related Notes premium, and $5.7 million in fees and expenses related to our 2013 Credit Facility. During the nine-month period ended September 30, 2012, we made payments of $20.0 million to repurchase debt and $0.6 million for the related debt premium.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B. Under our 2013 Credit Facility, within two years from its commencement, we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, for at least half of the principal balance, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

Interest Rates

As of September 30, 2013, we had $375 million of variable rate bank debt outstanding under our 2013 Credit Facility. The debt bears interest at LIBOR plus a margin of 2.5%. The LIBOR rate is subject to a 1.0% floor effectively resulting in an effective interest rate of 3.5% at September 30, 2013. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin. If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2013 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.7 million based on the outstanding balance of our term loan as of September 30, 2013.

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

ITEM 1A.	RISK FACTORS

No material change.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/S/ CHRISTOPHER T. YOUNG
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: November 8, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.