Form 10-K
period 2013-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2014-03-10
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 was approximately $401,628,880 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 3, 2014, there were 60,171,640 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 18,930,035 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders scheduled to be held on May 29, 2014 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

•

the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new federal healthcare laws, including the Affordable Care Act, the rules and regulations promulgated thereunder and any executive action with respect thereto.

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

We own and/or operate 58 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. Entravision is the largest affiliate group of both the top-ranked Univision television network and Univision’s UniMás network, with television stations in 20 of the nation’s top 50 U.S. Hispanic markets. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households during primetime. Univision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours. For a more complete discussion of our relationship with Univision, please see “Our Relationship with Univision” and “Television – Television Programming” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”; and for a discussion of various risks related to our relationship with Univision, please see “Risk Factors.”

We also own and operate one of the largest groups of primarily Spanish-language radio stations in the United States and a national sales representation firm. We own and operate 49 radio stations in 19 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

We generate revenue primarily from sales of national and local advertising time on television and radio stations, and from retransmission consent agreements that are entered into with Multichannel Video Programming Distributors, or MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and in years when Univision has rights to broadcast the World Cup, which currently does not extend past 2014.

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

Our net revenue for the year ended December 31, 2013 was approximately $223.9 million. Of this amount, revenue generated by our television segment accounted for approximately 70% and revenue generated by our radio segment accounted for approximately 30% of the total.

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

The Hispanic Market Opportunity in the United States

Our media assets target densely-populated and fast-growing Hispanic markets in the United States. We operate media properties in 14 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we operate media properties in 10 of the 15 fastest-growing markets. Despite the current uncertain economic environment, we believe that targeting the U.S. Hispanic market will translate into revenue growth in the future for the following reasons:

•

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. Almost 53 million Hispanics live in the United States, accounting for over 17% of the total U.S. population. The overall Hispanic population is growing at over eight times the rate of the non-Hispanic population and is expected to grow to 84 million, or approximately 22% of the total U.S. population, by 2032. Approximately 50% of the total future growth in the U.S. population through 2032 is expected to come from the Hispanic community.

•

Spanish-Language Use. Approximately 76% of Hispanics age five and over in the United States speak some Spanish at home. The number of U.S. Hispanics that speak some Spanish at home is expected to grow from 34.3 million in 2010 to 56.6 million in 2030.

•

Increasing U.S. Hispanic Buying Power. The U.S. Hispanic population is estimated to have accounted for total consumer expenditures of over $911 billion in 2012, an increase of 19% since 2007. Hispanics are expected to account for over $1 trillion in consumer expenditures by 2017, and by 2027 Hispanics are expected to account for approximately $2 trillion in consumer expenditures, or 14% of total U.S. consumer spending. Hispanic buying power is expected to grow at nearly three times the rate of the Hispanic household population growth by 2032.

•

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We believe that the larger average size and younger average age of Hispanic households (averaging 3.4 persons and 29.8 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 41.6 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 5% more per year than the average U.S. non-Hispanic household on food at home, 17% more on quick service restaurants, 66% more on children’s clothing, 42% more on footwear, 34% more on laundry and household cleaning products and 21% more on mobile telephones. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

•

Spanish-Language Advertising. Over $7.9 billion of total advertising expenditures in the United States were placed with Spanish-language media in 2012, the most recent year for which we have such data, of which approximately 82% was placed with Spanish-language television and radio advertising.

Business Strategy

We seek to increase our revenue through the following strategies:

Effectively Use Our Networks and Media Brands. We are the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. According to Univision, its primary network beat one or more of the English-language broadcast networks on 72% of the first 25 nights of the November 2013 sweeps period among adults 18-34 years of age, and 48% of nights among adults 18-49 years of age. In addition, during this same time period, Univision reports that the UniMás network delivered more adults 18-49 years of age and adults 18-34 years of age than the combined audience of the Estrella, Azteca and Mundo Fox networks. Univision’s primary network, together with its UniMás network, represented approximately a 67% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of November 2013. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, seven days a week, including a prime time schedule on its primary network of substantially all first-run programming throughout the year.

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

Invest in Media Research and Sales. We believe that continued use of industry-accepted ratings and surveys will allow us to maintain and where possible to further increase our advertising rates. We use standard industry ratings and surveys from third parties, including Nielsen Media Research and Nielsen Audio (formerly Arbitron), to provide an accurate measure of consumers. We believe that our focused research and sales efforts will enable us to continue to achieve significant revenue and cash flow growth.

Continue to Benefit from Strong Management. We believe that we have one of the most experienced management teams in the industry. Walter Ulloa, our co-founder, Chairman and Chief Executive Officer and Jeffery Liberman, our Chief Operating Officer, each has more than 35 years of media experience. We intend to retain our key management personnel and capitalize on their knowledge and experience in the Spanish-language markets.

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

Take Advantage of Market Cross-Selling and Cross-Promotion. We believe that our uniquely diversified media asset portfolio provides us with a competitive advantage in targeting the U.S. Hispanic consumer. In many of our markets, we offer advertisers the ability to reach potential customers through a combination of television and radio, as well as through our digital media properties. Currently, we operate some combination of television and radio in 11 markets. Where possible, we also combine our television and radio operations to create synergies and achieve cost savings.

Target Other Attractive U.S. Hispanic Markets and Fill-In Acquisitions. We believe that our knowledge of, and experience with, the U.S. Hispanic marketplace will enable us to identify acquisitions in the television and radio markets. Since our inception, we have used our management expertise, programming, local involvement and brand identity to improve our acquired media properties. Please see “Acquisition and Disposition Strategies” below. However, we are currently subject to certain limitations on acquisitions under the terms of the 2013 Credit Agreement. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below.

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

One of our goals has been to create and grow media “clusters” within these target markets, featuring both Univision and UniMás television stations, together with a strong radio presence and digital media properties. We believe that these clusters provide unique cross-selling and cross-promotional opportunities, making Entravision an attractive option for advertisers wishing to reach the U.S. Hispanic consumer. Accordingly, in addition to targeting media properties in U.S. Hispanic markets where we do not own media properties, we have focused on potential acquisitions of additional media properties in our existing markets that will enhance our offerings to the U.S. Hispanic marketplace.

We are subject to certain limitations on acquisitions under the terms of the 2013 Credit Agreement. We cannot at this time determine the effect that these limitations will have on our acquisition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

In addition, we periodically review our portfolio of media properties and, from time to time, seek to divest non-core assets in markets where we do not see the opportunity to grow to scale and build out clusters. We are subject to certain limitations on divestitures under the terms of the 2013 Credit Agreement. We cannot at this time determine the effect that these limitations will have on our disposition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

We have a history of net losses in some years and net income in other years that may impact, among other things, our ability to implement our growth strategies. We had net income of approximately $133.8 million and $13.6 million for the years ended December 31, 2013 and 2012, respectively, and a net loss of approximately $8.2 million for the year ended December 31, 2011.

Our Relationship with Univision

Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreements, as amended, with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under our Univision network affiliation agreement, we retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, subject to adjustment from time to time by Univision, but in no event less than four minutes. Under our UniMás network affiliation agreement, we retain the right to sell approximately four and a half minutes per hour of the available advertising time the UniMás network, subject to adjustment from time to time by Univision.

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

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2013 and 2012, retransmission consent revenue accounted for approximately $22.2 million and $20.2 million, respectively. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

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

Television

Overview

We own and/or operate Univision-affiliated television stations in 24 markets, including 20 of the top 50 Hispanic markets in the United States. Our television operations are the largest affiliate group of the Univision networks. Univision’s primary network is the leading Spanish-language network in the United States, reaching approximately 96% of all U.S. Hispanic households, and is the most watched television network (English- or Spanish-language) among U.S. Hispanic households during prime time. Univision’s primary network, together with its UniMás network, represent approximately a 67% share of the U.S. Spanish-language network television prime time audience of adults 18-49 years of age as of November 2013. We operate both Univision and UniMás affiliates in 20 of our 24 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day, seven days a week. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

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

Entravision Local Programming. We believe that our local news brands our stations in our television markets. We shape our local news to relate to and inform our audiences. In 15 of our television markets, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot among adults 18-34 years of age. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets. In several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

Network Affiliation Agreements. Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreements with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under our Univision network affiliation agreement, we retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, subject to adjustment from time to time by Univision, but in no event less than four minutes. Under our UniMás network affiliation agreement, we retain the right to sell approximately four and a half minutes per hour of the available advertising time the UniMás network, subject to adjustment from time to time by Univision.

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

Our network affiliation agreements with MundoFox Broadcasting LLC, or MundoFox, gives us the right to broadcast MundoFox network programming on XHRIO-TV, serving the Matamoros/Harlingen-Weslaco-

Brownsville-McAllen market, and on the secondary program stream of XDTV-TV, serving the Tecate/San Diego market, through July 31, 2018, and on the secondary program stream of KXOF-CA, serving the Laredo market, the secondary program stream of KTFN-TV, serving the El Paso market, and the secondary program stream of KAJB-TV, serving the Yuma-El Centro market through July 31, 2016.

We also have an agreement with Master Distribution Service, Inc., an affiliate of Fox, which gives us the right to provide ten hours per week of MyNetworkTV programming on KFXV-LD, KXOF-CA and XDTV-TV, serving the Tecate/San Diego market. This agreement expires in October 2014 and may be extended for successive one-year periods by mutual consent of the parties.

Our network affiliation agreement with The CW Network, LLC, or CW, gives us the right to broadcast CW network programming on KCWT-CA and KNVO-DT serving the Harlingen-Weslaco-Brownsville-McAllen market, and KRNS-CA and KREN-DT, serving the Reno, Nevada market, through 2018.

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

We cannot guarantee that any of our current network affiliation agreements will be renewed beyond their respective expiration dates under their current terms, under terms satisfactory to us, or at all.

Marketing Agreements. Our marketing and sales agreement with Univision gives us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C. We have also entered into marketing and sales agreements in certain of our other markets.

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

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	369,240	315,690	85.5%	KNVO-TV KTFV-CD(1) KFXV-LD KXFX-CA(1) KCWT-CA(1)	Univision UniMás Fox Fox CW
San Diego, California	12	1,080,880	267,430	24.7%	KBNT-CD(1) KHAX-LP KDTF-LD KZTC-LP(2) KTCD-LP	Univision Univision UniMás MundoFox LATV
Albuquerque-Santa Fe, New Mexico	13	690,740	263,530	38.2%	KLUZ-TV KTFQ-TV(2) KTFA-LP	Univision UniMás Home Shopping Network
Denver-Boulder, Colorado	15	1,574,610	246,160	15.6%	KCEC-TV KTFD-TV(2) KDVT-LP	Univision UniMás LATV
El Paso, Texas	16	344,480	243,000	70.5%	KINT-TV KTFN-TV	Univision UniMás
Orlando-Daytona Beach-Melbourne, Florida	17	1,490,380	240,510	16.1%	WVEN-TV W47DA WVCI-LP WOTF-TV(2)	Univision Univision Univision UniMás
Washington, D.C. (Hagerstown, Maryland)	19	2,412,250	225,870	9.4%	WFDC-TV(2) WMDO-CA(1)(5) WMDO-LD(5) WJAL-TV	Univision UniMás UniMás English-Language
Tampa-St. Petersburg (Sarasota), Florida	20	1,827,510	219,500	12.0%	WVEA-TV WFTT-TV(2) WVEA-LP	Univision UniMás Jewelry TV
Boston, Massachusetts	23	2,433,040	171,170	7.0%	WUNI-TV WUTF-TV(2)	Univision UniMás
Las Vegas, Nevada	24	726,010	161,980	22.3%	KINC-TV KNTL-LP KWWB-LP KELV-LD	Univision Univision Univision UniMás
Corpus Christi, Texas	27	209,830	115,770	55.2%	KORO-TV KCRP-CA(1)	Univision UniMás
Hartford-New Haven, Connecticut	29	999,990	103,540	10.4%	WUVN-TV WUTH-CA(1)	Univision UniMás
Monterey-Salinas-Santa Cruz, California	34	230,880	81,070	35.1%	KSMS-TV KDJT-CA(1) KCBA-TV(2)	Univision UniMásFox
Laredo, Texas	37	74,260	69,130	93.1%	KLDO-TV KETF-CD KXOF-CD(1)	Univision UniMás Fox
Yuma, Arizona-El Centro, California	38	113,240	67,960	60.0%	KVYE-TV KAJB-TV(2)	Univision UniMás
Odessa-Midland, Texas	39	155,910	66,200	42.5%	KUPB-TV	Univision
Colorado Springs-Pueblo, Colorado	42	353,790	61,430	17.4%	KVSN-TV KGHB-CD(1)	Univision UniMás
Santa Barbara-Santa Maria-San Luis Obispo, California	45	234,310	58,710	25.1%	KPMR-TV K17GD(1) K50LZ-D(1) KTSB-CA(1) K10OG(1)	Univision Univision Univision UniMás UniMás

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Palm Springs, California	47	157,750	55,860	35.4%	KVER-CA(1)(5) KVER-LD(5) KVES-LD KEVC-CA(1)	Univision Univision Univision UniMás
Lubbock, Texas	49	161,400	54,430	33.7%	KBZO-LD	Univision
Wichita-Hutchinson, Kansas	54	454,040	44,450	9.8%	KDCU-DT(3)	Univision
Reno, Nevada	58	273,320	40,700	14.9%	KREN-TV KNVV-LP(5) KNVV-LD(5) KRNS-CD(1)	Univision UniMás UniMás CW
Springfield-Holyoke, Massachusetts	64	257,130	35,240	13.7%	WHTX-LP	Univision
San Angelo, Texas	93	56,920	18,040	31.7%	KEUS-CD(1) KANG-LP	Univision UniMás
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XDTV-TV(4)	MyNetworkTV
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV(4)	Telemundo
Matamoros, Tamaulipas, Mexico (Harlingen-Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV(4)	MundoFox

Source: Nielsen Media Research 2014 universe estimates.

(1)	“CA” or “CD” in call letters indicates station is under Class A television service. Certain stations without this designation are also Class A stations.
(2)	We provide the sales and marketing function of this station under a marketing and sales arrangement.
(3)	We share operating services with another broadcast station in the same market under a shared services arrangement.
(4)	We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.
(5)	In certain of our television markets, the FCC has granted us permission to operate a digital companion channel that rebroadcasts the analog programming of a low-power or Class A station in the digital mode. We are required, by the end of the digital transition for low-power and Class A stations, to return one of the two companion channels to the FCC.

Digital Television Technology. As we continue to develop our digital television transmission technology for our television stations, we will operate in an environment where we can decide the resolution and number of broadcast streams we provide in our over-the-air transmissions. Depending upon how high a resolution level with which we elect to transmit our programming, we have the potential to transmit over-the-air broadcast streams containing a total of from two to six program streams using the bandwidth authorized to each digital station. The transmission of such multiple programming streams is referred to as multicasting. We currently are multicasting network programming streams, primarily UniMás network programming and LATV network programming streams, at a number of our stations, along with our primary program streams. In addition, we are multicasting CW, Fox and MundoFox network programming in certain of our markets. We periodically evaluate these multicasting operations as well as the amount of bandwidth we must allocate to our primary program streams and may consider either expanding or limiting our multicasting operations, or keeping these multicasting operations substantially as at present, in the future.

Other Platforms. We also offer mobile, digital and other interactive media platforms and services, including local websites and social media, that provide users with news, information and other content.

Television Advertising

Approximately 85% of the revenue generated from our television operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2013, local advertising accounted for approximately 46% of our total television revenue.

National. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. We typically engage national sales representative firms to work with our station sales managers and solicit national advertising sales, and we pay certain sales representation fees to these firms relating to national advertising sales. Under our network affiliation agreements with Univision, Univision acts as our sales representative for the sale of national advertising on our Univision and UniMás affiliate television stations, and advertisers which have purchased national advertising on these affiliate stations include Cox Communications, Inc., McDonald’s Corporation, Nissan Motor Co., Ltd., Ford Motor Company, Wal-Mart Stores, Inc., Fred Loya Insurance Agency, Chrysler Group LLC, AT&T Inc., T-Mobile USA, Inc. and CenturyLink, Inc. We also added significant new national advertising accounts in 2013, including Mexico Tourism Board, Morgan & Morgan, P.A., Regions Financial Corporation, Franklin D. Azar & Associates, P.C. and Aio Wireless LLC, among others. Telemundo acts as our national sales representative for the sale of national advertising on our Telemundo affiliate station, and Petry Television acts as our national sales representative for the sale of national advertising on our stations that broadcast Fox, CW and MyNetworkTV network programming. In 2013, national advertising accounted for approximately 39% of our total television revenue.

Retransmission Consent Revenue

We also generate retransmission consent revenue from retransmission consent agreements that are entered into with MVPDs. This revenue represents payments from these entities for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. In addition, we generally pay either a per subscriber fee or a share of the retransmission consent revenue received from MVPDs to the related networks, which we refer to as reverse network compensation.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

In 2013, retransmission consent revenue accounted for approximately 14% of our total television revenue. We anticipate that retransmission consent revenue will continue to be a growing source of net revenues in future periods.

Network Revenue

Network compensation represents compensation for broadcasting network programming. In 2013, network compensation accounted for approximately 1% of our total television revenue.

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

Television Competition

We face intense competition in the television broadcasting business. In each local television market, we compete for viewers and revenue with other local television stations, which are typically the local affiliates of the four principal English-language television networks, NBC, ABC, CBS and Fox and, in certain cities, the CW network. In certain markets (other than San Diego), we also compete with the local affiliates or owned and operated stations of Telemundo, the Spanish-language television network that was acquired by NBCUniversal (now owned by Comcast) in 2002, as well as TV Azteca, the second-largest producer of Spanish-language programming in the world.

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

We believe that our primary competitive advantages are the quality of the programming we receive through our affiliation with Univision and the quality of our local news. According to Univision, its primary network is one of the top five networks in the United States regardless of language and is the most-watched Spanish-language network in the United States during prime time. In addition, Univision reports that its primary network and the UniMás network together have maintained superior audience ratings among all U.S. Hispanic households when compared to both Spanish-language and English-language broadcast networks. Similarly, our local news achieves strong audience ratings. In 15 of our television markets, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot among adults 18-34 years of age.

Telemundo is the second-largest Spanish-language television network in the United States. As of December 31, 2013, Telemundo had total coverage reaching approximately 94% of all Hispanic households in its markets.

We also benefit from operating in different media: television and radio advertising. While we have not engaged in any significant cross-selling program, we do take advantage of opportunities for cross-promotion of our stations.

Radio

Overview

We own and operate 49 radio stations (38 FM and 11 AM), 48 of which are located in the top 50 Hispanic markets in the United States. Our radio stations broadcast into markets with an aggregate of approximately 20 million U.S. Hispanics, which is approximately 40% of the Hispanic population in the United States. Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with all local programming.

Radio Programming

Radio Networks. Our networks allow advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner and at a cost that is generally lower than our English-language counterparts.

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

Radio Formats. Each of our four radio networks produce a music format that is simultaneously distributed via MPLS with a High Definition quality sound to our stations. Each of these formats appeals to different listener preferences:

•

“La Tricolor” is a personality-driven format that includes “El Levantón” in the morning drive which airs on 12 of our stations, “Erazno y La Chokolata” in the afternoon drive which airs on 15 of our stations and is syndicated on an additional 48 stations and Mexican country-style music that primarily targets male Hispanic listeners 18-49 years of age;

•

“José: Nunca Sabes Lo Que Va A Tocar” (“You never know what he’ll play”) features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, “El Genio” Alex Lucas in the mornings, “Curvas Peligrosas”, a nutritionally-focused program that educates Latinos on healthy livestyles, and play-by-play soccer coverage of the Mexican national team, including coverage of the 2014 World Cup, that targets Hispanic adults 25-54 years of age;

•	“Maria: Siempre Romantica” (“Maria: Always Romantic”) features a Spanish-language romantic ballads format targeting primarily Hispanic women 18-49 years of age; and

•

“El Gato” is an upbeat and energetic Mexican regional format targeting primarily Hispanic adults 18-34 years of age. In Los Angles, Las Vegas and El Paso, the format has a slightly different musical blend to reflect the unique qualities of our listeners in each of these markets.

Our radio networks are broadcast into 17 of the 19 markets that we serve. In addition, in markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners, including the following:

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

•	In the Orlando market, we program “Salsa 98.1”, a Spanish-language tropical hits format that features salsa, merengue and bachata and targets Hispanic adults 25-54 years of age;

•	In the El Paso market, we program “The Fox”, an English-language format that features classic rock and pop hits from the 1960s through the 1980s and targets primarily adults 25-54 years of age;

•

In the Sacramento market, we program two English-language formats, a rhythmic contemporary hit format targeting primarily females 18-34 years of age and a young country format targeting primarily adults 18-49 years of age; and

•

In the Phoenix, El Paso, Lubbock, Stockton, Houston and Albuquerque markets, we program “ESPN Deportes”, a Spanish-language sports talk format targeting primarily Hispanic adults 18-54 years of age, that is provided to us by a third party pursuant to a network affiliation agreement.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	José El Gato (1) El Gato (1) Super Estrella (1) Super Estrella (1) Super Estrella (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	Time Brokered (2)
Phoenix, Arizona	9	KLNZ-FM KDVA-FM KVVA-FM KBMB-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor José (1) José (1) ESPN Deportes (Spanish)
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Mexican Regional José Adult Contemporary (English)
Sacramento, California Stockton, California Modesto, California	11	KRCX-FM KNTY-FM KHHM-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	La Tricolor Country (English) Contemporary Hit (English) José La Tricolor ESPN Deportes José Maria
Albuquerque-Santa Fe, New Mexico	13	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	José ESPN Deportes
Denver-Boulder, Colorado Aspen, Colorado	15	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	José La Tricolor Maria La Tricolor

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
El Paso, Texas	16	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	Oldies (English) José El Gato ESPN Deportes Talk (English)
Orlando-Daytona Beach-Melbourne, Florida	17	WNUE-FM	98.1	MHz	Salsa 98.1
Las Vegas, Nevada	24	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	El Gato La Tricolor
Monterey-Salinas-Santa Cruz, California	34	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor José Time Brokered (2)
Yuma, Arizona-El Centro, California	38	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	José La Tricolor Time Brokered (2)
Palm Springs, California	47	KLOB-FM KPST-FM	94.7 103.5	MHz MHz	José La Tricolor
Lubbock, Texas	49	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor ESPN Deportes
Reno, Nevada	58	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2014 estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Other Platforms. We also offer mobile, digital and other interactive media platforms and services, including local websites and social media, that provide users with news, information and other content.

Radio Advertising

Substantially all of the revenue generated from our radio operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff, and also from a third-party network inventory agreement, digital and non-traditional revenue. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2013, local advertising revenue accounted for approximately 69% of our total radio revenue.

National. National advertising revenue generally represents spot and network revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. Entravision Solutions, a division of our company, typically acts as a national sales representative to solicit national advertising sales on our Spanish-language radio stations. In 2013, national advertising revenue accounted for approximately 31% of our total radio revenue.

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

Nielsen Audio provides advertisers with the industry-accepted measure of listening audience classified by demographic segment and time of day that the listeners spend on particular radio stations. Radio advertising rates generally are highest during the hours of 6:00 A.M. and 7:00 P.M. These hours are considered the peak times for radio audience listening.

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

Radio Competition

We face intense competition in the radio broadcasting business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to increase our market share of overall radio advertising revenue and the economic health of the market. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast and cable television, magazines, outdoor advertising, satellite-delivered radio services, applications for mobile media devices and direct mail advertising. In addition, in certain markets we operate television stations that indirectly compete for local and national advertising revenue with our radio business. Our primary competitors in our markets in Spanish-language radio are Univision, Clear Channel Communications Inc. and Spanish Broadcasting System, Inc. These and many of the other companies with which we compete are large national or regional companies that have significantly greater resources and longer operating histories than we do.

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

•

satellite-delivered digital audio services with CD-quality sound—with both commercial-free and lower commercial load channels—which have expanded their subscriber base and recently have introduced dedicated Spanish-language channels; and

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

Seasonality

Seasonal net broadcast revenue fluctuations are common in the television and radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. Additionally, broadcast revenue tends to be affected by the occurrence or non-occurrence in a given year of major sporting, political and other events, such as the World Cup in 2014 and important elections.

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

Employees

As of December 31, 2013, we had approximately 962 full-time employees, including 728 full-time employees in television and 234 full-time employees in radio. As of December 31, 2013, three of our full-time television employees were represented by labor unions that have entered into collective bargaining agreements with us. We believe that our relations with these unions and with our employees generally are good.

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

•

changes in the procedures whereby full-service broadcast stations are carried on multichannel video programming providers (MVPDs) (cable television and direct-broadcast satellite systems) either on a must-carry or retransmission consent basis and how compensation systems and processes involving broadcasters and MVPDs might be modified; and

•	changes in the operating rules and policies for AM broadcasting; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

Under the Communications Act, a broadcast license may not, absent a public interest determination by the FCC, be granted to or held by persons who are not U.S. citizens, by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, or foreign governments or their representatives or by non-U.S. corporations. The FCC has recently indicated that it would, upon request, consider permitting foreign ownership of broadcast stations in excess of the 25% safe harbor limits. Thus, the licenses for our stations could be revoked if our outstanding capital stock is issued to or for the benefit of non-U.S. citizens in excess of these limitations. Our restated certificate of incorporation restricts the ownership and voting of our capital stock to comply with these requirements.

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

Pursuant to the Communications Act, the FCC is required, on a quadrennial basis, to review its media ownership rules. The FCC began the most recent such review in 2010. The FCC is expected to release the results of its review, sometime in 2014.

The rule changes that have previously gone into effect amend the FCC’s methodology for defining a radio market for the purpose of ownership caps. The FCC replaced its signal contour method of defining local radio markets in favor of a geographic market assigned by Nielsen Audio, the private audience measurement service for radio broadcasters. For non- Nielsen Audio markets, the FCC is conducting a rulemaking in order to define markets in a manner comparable to Nielsen Audio’s method. In the interim, the FCC will apply a “modified contour approach,” to non- Nielsen Audio markets. This modified approach will exclude any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area. As for newspaper-broadcast cross-ownership, the FCC adopted a presumption that newspaper-broadcast ownership is consistent with the public interest in the top 20 television markets, while the presumption, in smaller markets, is that such cross-ownership is not consistent with the public interest, subject to certain exceptions.

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

In establishing a national cap by statute, Congress did not make mention of the FCC’s UHF discount policy, whereby UHF stations are deemed to serve only one-half of the population in their television markets. The FCC has commenced a rulemaking proceeding to consider whether it should retain the UHF discount policy.

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

There are proceedings pending at the FCC and legislation introduced in the Congress that could modify the must-carry and retransmission consent process. We cannot say at this time how any such changes may impact the way broadcasters and MVPDs may negotiate for the carriage of programming.

Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As an element of the retransmission consent negotiations described above, we arranged that our broadcast signal be available to our MVPD viewers, no matter whether they obtain their cable service in analog or digital modes.

The adoption of digital television service allows us to multicast our programs.

We continue to explore, subject to our legal rights to do so, and the economic opportunities available to us, the distribution of our programming in alternative modes, such as by delivery on the Internet, by multicast delivery services, and to individuals possessing wireless mobile reception devices.

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

The FCC is examining such understandings as part of its quadrennial media ownership review that began in 2010 and in connection with proposed assignments of licenses and transfers of control pending before the FCC.

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

Digital Radio Services. The FCC has adopted standards for authorizing and implementing terrestrial digital audio broadcasting technology, known as “In-Band On-Channel™” or HD Radio, for radio stations. Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. This technology permits FM and AM stations to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. We have elected and commenced the process of rolling out this technology on a gradual basis owing to the absence of receivers equipped to receive such signals and are considering its merits as well as its costs. It is unclear what effect such technology will have on our business or the operations of our radio stations.

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

Low-Power Radio Broadcast Service. The FCC has created a low-power FM radio service and has granted a limited number of construction permits for such stations. Pursuant to legislation adopted in 2011, this service is being expanded and the opportunities for FM translator stations reduced. The low-power FM service allows for the operation of low-power FM radio stations, with a maximum power level of 100 watts. The 100-watt stations reach an area with a radius of approximately three and one-half miles. The low-power FM stations are required to protect other existing FM stations, as currently required of full-powered FM stations.

The low-power FM service is exclusively non-commercial. To date, our stations have not suffered any technical interference from such low-power FM stations’ signals. Due to current technical restrictions and the non-commercial ownership requirement for low-power FM stations, we have not found that low-power FM service has caused any detrimental economic impact on our stations as well. Federal legislation has resulted in the increase in the availability of the low-power FM service and the FCC has recently begun granting new low-power FM authorizations. We do not foresee any material impact on our stations as a result of this legislation.

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-power stations in those markets where the satellite operators have implemented local-into-local service. SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA. SHVERA extended the ability of satellite operators to implement local-into-local service. SHVERA expired in late 2009, but was extended in May 2010 by the Satellite Television Extension and Localism Act, or STELA. STELA provided a further five-year extension of the “carry one/carry all” rule earlier adopted in SHVIA and SHVERA and will expire in 2014 unless renewed at that time. To the extent we have decided to secure our carriage on DBS through retransmission consent agreements, the “carry one/carry all” rule is no longer relevant to us. While STELA made certain changes, we do not foresee a material impact of such legislation on our operations. The 2014 renewal and extension of STELA may be accompanied by modifications to the must-carry and retransmission consent rules. We cannot say at this time what the exact terms of such renewal and extension might be.

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

As the entire music industry has changed, with revenues from the sale of CDs continuing to drop dramatically, both musical artists and the recording companies have sought a change in how business is done. The recording companies, with the backing of many artists, have asked Congress to require that broadcasters pay fees for the broadcast exploitation of musical works. Such legislation received favorable committee action in Congress during 2009 and 2010, but no legislation was then enacted. Congress has not taken any subsequent actions, but the issue remains under consideration. Were such legislation to be adopted, its impact would depend on how any fees were structured.

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

In order to achieve this spectrum recovery, the FCC has proposed that broadcasters participate in “voluntary incentive auctions” in which interested station owners would offer the spectrum of their stations in a “reverse auction”, providing spectrum for wireless operators to purchase in a simultaneous or future “forward auction”.

Legislation to achieve that goal was enacted by Congress in February 2012. The FCC has commenced a series of rulemaking proceedings to develop rules to establish how such auctions, now expected to occur in 2015, will be undertaken, how stations will be valued, what percentage of the auction payments will go to broadcasters, and what rights, if any, will selling stations or stations agreeing to share spectrum retain following the completion of the sale of their stations and associated spectrum. Likewise, following the completion of the auction process, the FCC intends to repack the television band and this repacking may have an impact on our full-service and Class A stations as such stations may have to be relocated and the levels of interference protection and other regulatory provisions may be altered to accommodate the reduction in available broadcast channels.

Any reduction in available spectrum arising from the post-auction repacking process may have a detrimental impact on low-power stations (other than Class A stations), including the loss of those in television markets where there will no longer be available spectrum to accommodate them. The loss of such broadcasting opportunities could have a detrimental effect on our business.

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

We had net income of approximately $133.8 million and $13.6 million for the years ended December 31, 2013 and 2012, respectively, and a net loss of approximately $8.2 million for the year ended December 31, 2011. If we cannot continue to generate net income or generate it on a consistent basis in the future, there could be an adverse effect on the market price of our securities, which in turn could adversely affect our ability to raise additional equity capital or to incur additional debt as and when needed.

If we cannot raise required capital, we may have to reduce or curtail certain existing operations.

We require significant additional capital for general working capital and debt service needs. If our cash flow and existing working capital are not sufficient to fund our general working capital and debt service requirements, we will have to raise additional funds by selling equity, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives for raising additional funds may be available on acceptable terms to us, in amounts sufficient for us to meet our requirements, or at all. In addition, our ability to raise additional funds and engage in acquisitions is limited by the terms of the 2013 Credit Agreement. Our failure to obtain any required new financing may, if needed, require us to reduce or curtail certain existing operations.

Our substantial level of debt could limit our ability to grow and compete.

Our total indebtedness was approximately $364.1 million as of December 31, 2013. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of the 2013 Credit Agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets and our existing and future domestic subsidiaries to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If amounts outstanding under the amended Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full the money owed to such lender.

Our substantial indebtedness could have important consequences to our business, such as:

•	preventing us, under the terms of the 2013 Credit Agreement, from obtaining additional financing to grow our business and compete effectively;

•

limiting our ability, as a practical matter, to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes; and

•	placing us at a disadvantage compared to those of our competitors who have less debt.

The 2013 Credit Agreement contains various covenants that limit management’s discretion in the operation of our business and could limit our ability to grow and compete.

Subject to certain exceptions, the 2013 Credit Agreement contains covenants that limit our ability to, among other things:

•	incur additional indebtedness or change or amend the terms of any senior indebtedness, subject to certain conditions;

•	incur liens;

•	dispose of certain assets;

•	consummate any merger, consolidation or sale of substantially all assets;

•	make certain investments;

•	enter into transactions with affiliates;

•	use loan proceeds to purchase or carry margin stock or for any other prohibited purpose;

•	incur certain contingent obligations;

•	make certain restricted payments; and

•	enter new lines of business, change accounting methods or amend our organizational documents in any materially adverse way to the agent or the lenders.

Moreover, if we fail to comply with any of the financial covenants or ratios under the 2013 Credit Agreement, our lenders could:

•	Elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	Terminate their commitments, if any, to make further extensions of credit.

Any such action by our lenders would have a material adverse effect on our overall business and financial condition.

In recent years, we have experienced net losses, primarily as a result of challenging and uncertain economic conditions. Were these conditions to continue for an extended period of time or worsen, our ability to comply with the 2013 Credit Agreement, including financial covenants and ratios, and continue to operate our business as it is presently conducted, could be jeopardized.

We reported net income of $133.8 million and had positive cash flow from operations of $32.8 million for the year ended December 31, 2013. We reported net income of $13.6 million and had positive cash flow from operations of $40.0 million for the year ended December 31, 2012. Additionally, as of December 31, 2013, we had an accumulated deficit of $791.6 million. If we were to experience net losses and declining net revenue over a period of time, there could be an adverse effect on our liquidity and capital resources. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to refinance our existing debt, sell assets, curtail certain operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. Any default under our 2013 Credit Facility, inability to renegotiate such agreements if required, obtain additional financing if needed, or obtain waivers for any failure to comply with financial covenants and ratios would have a material adverse effect on our overall business and financial condition.

Our ability to generate the significant amount of cash needed to service our indebtedness and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. In addition, we may not be able to pay amounts due on our indebtedness.

As of December 31, 2013, we had outstanding total indebtedness of approximately $364.1 million. Our ability to make payments on and refinance our indebtedness, including the amounts borrowed under our 2013 Credit Facility and other financial obligations, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which is subject to many factors, including prevailing economic conditions and financial, business and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our 2013 Credit Facility or otherwise, in amounts sufficient to enable us to service our indebtedness, including the borrowings under our 2013 Credit Facility, or to fund our other liquidity needs. If events or circumstances occur such that we are not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to refinance our existing indebtedness, sell assets, curtail certain operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. In addition, the current uncertain economic environment has had and may continue to have an impact on our liquidity and capital resources. Because of these and other factors beyond our control, we may be unable to pay the principal, premium (if any), interest or other amounts on our indebtedness.

Current uncertain economic conditions may have an adverse impact on our industry, business, results of operations or financial position.

The continuation or worsening of current uncertain economic conditions could have an adverse effect on the fundamentals of our business, results of operations and/or financial position. These conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the services, telecommunications, automotive, fast food and restaurant, and retail industries, which provide a significant amount of our advertising revenue. There can be no assurance that we will not experience any further material adverse effect on our business as a result of current economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers or our financial condition, results of operations or the trading price of our securities. Potential consequences of the foregoing include:

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

•

our ability to pursue permitted acquisitions or divestitures of television or radio assets may be limited, both as a result of these factors and, with respect to acquisitions, limitations contained in our 2013 Credit Agreement;

•	the possible further impairment of some or all of the value of our syndicated programming, goodwill and other intangible assets, including our broadcast licenses; and

•

the possibility that our lenders under the 2013 Credit Facility could refuse to fund its commitment to us or could fail, and we may not be able to replace the financing commitment of any such lender on satisfactory terms, or at all.

The recent recession and difficulties in the global capital and credit markets have adversely affected, and current uncertain economic conditions may continue to adversely affect, our business, as well as the industries of many of our customers, which are cyclical in nature.

Some of the markets in which our advertisers participate, such as the services, telecommunications, automotive, fast food and restaurant, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. Recent declines in consumer and business confidence and spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and can affect the profitability of our business. Our business is exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners. These conditions have resulted in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of customer advertising orders, cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. The reoccurrence of any of these conditions may adversely affect our cash flow, profitability and financial condition. During 2008 and 2009, as a result of the global financial crisis and recession, lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers reducing the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Although the markets have improved since the depths of the recession, the overall economic recovery has continued to be uneven. Future disruption of the credit markets and/or sluggish economic growth in future periods could adversely affect our customers’ access to credit which supports the continuation and expansion of their businesses and could result in advertising or broadcast cancellations or suspensions, payment delays or defaults by our customers.

Current uncertain economic conditions and their impact on consumer and general business confidence could negatively affect us.

Recent disruption in the financial markets has generally created difficult conditions for companies globally. Consumer confidence and business and consumer spending have been volatile during this period, and could remain so for an extended period of time. Consumer purchases of advertising time are sensitive to these conditions and may decline in future periods where disposable income is adversely affected or there is economic uncertainty. The tightening of credit in financial markets also adversely affects the ability of our customers to obtain financing for advertising purchases.

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

If our earnings were to decrease in future periods, it is possible that we would fail to comply with the terms of the our 2013 Credit Facility, which would have a significant adverse effect on us.

Current uncertain economic conditions may affect our financial performance or our ability to forecast our business with accuracy.

Our operations and performance depend significantly on U.S. and, to a lesser extent, international economic conditions and their impact on purchases of advertising by our customers. As a result of the global financial crisis, which was experienced on a broad and extensive scope and scale, and the recession in the United States, general economic conditions deteriorated significantly throughout 2008 and most of 2009, and the economic recovery since that time has been uneven. Economic conditions may remain uncertain for the foreseeable future. In 2010, we experienced increased customer demand for advertising commitments in both our television and radio segments. However, excluding advertising solely attributable to the World Cup and political activity, we believe that demand was relatively flat for advertising during 2010. Additionally, in 2011, we did not benefit from the occurrence of any of these periodic events. In 2012, we experienced increased customer demand for advertising commitments in both our television and radio segments, and benefited from increased revenue attributable to political activity. In 2013, we experienced conditions similar to 2011, that is, the absence of major sporting events and political activity. We believe that this general economic uncertainty may continue in future periods, as our customers alter their purchasing activities in response to the new economic reality, and, among other things, our customers may change or scale back future purchases of advertising. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results. It is currently unclear as to what overall effect the current uncertain economic conditions will continue to have on the marketplace and our future business. If we are unable to adequately respond to or forecast further changes in demand for advertising if current uncertain economic conditions persist or deteriorate, our results of operations, financial condition and business prospects may be materially and adversely affected.

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

Any failure to maintain our FCC broadcast licenses could cause a default under our 2013 Credit Facility and cause an acceleration of our indebtedness.

Our 2013 Credit Facility requires us to maintain our FCC licenses. If the FCC were to revoke any of our material licenses, our lender could declare all amounts outstanding under the 2013 Credit Facility to be immediately due and payable. If our indebtedness is accelerated, we may not have sufficient funds to pay the amounts owed.

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets. Although we have not recorded impairment of our television or radio assets since 2010, in prior years we recorded impairment of certain assets.

Goodwill and intangible assets totaled $277 million and $280 million at December 31, 2013 and 2012, respectively, primarily attributable to acquisitions in prior years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value.

Goodwill and indefinite life intangible assets are tested annually on October 1 for impairment, or more frequently if events or changes in circumstances indicate that our assets might be impaired. Such circumstances may include, among other things, a further significant decrease in our operating performance, decrease in prevailing broadcast transaction multiples, deterioration in broadcasting industry revenues, adverse market conditions, a further significant decrease in our market capitalization, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors. Appraisals of any of our reporting units or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of our intangible assets. Any determination of impairment of our goodwill or other intangibles could have an adverse effect on our financial condition and results of operations.

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

As of December 31, 2013, Walter F. Ulloa, Philip C. Wilkinson and Paul A. Zevnik together held approximately 76% of the combined voting power of our outstanding shares of common stock. Each of Messrs. Ulloa, Wilkinson and Zevnik is a member of our board of directors, and Mr. Ulloa also serves as our chief executive officer. In addition to their shares of our Class A common stock, collectively these individuals own all of the issued and outstanding shares of our Class B common stock, which have ten votes per share on any matter subject to a vote of the stockholders. Accordingly, Messrs. Ulloa, Wilkinson and Zevnik together have the ability to elect each of the members of our board of directors. Messrs. Ulloa, Wilkinson and Zevnik have agreed contractually to vote their shares to elect themselves as directors of our company. Messrs. Ulloa, Wilkinson and Zevnik, voting in concert, also have the ability to control the outcome of most matters requiring stockholder approval. This control may discourage certain types of transactions involving an actual or potential change of control of our company, such as a merger or sale of the company.

Stockholders who desire to change control of our company may be prevented from doing so by provisions of our second amended and restated certificate of incorporation and the agreement that governs our 2013 Credit Facility. In addition, other agreements contain provisions that could discourage a takeover.

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

In addition, the 2013 Credit Agreement contains limitations on our ability to enter into a change of control transaction. Under the 2013 Credit Agreement, the occurrence of a change of control would constitute an event of default permitting acceleration of our outstanding indebtedness.

If we do not successfully respond to rapid changes in technology and evolving industry trends, we may not be able to compete effectively.

Technology in the broadcast, entertainment and Internet industries is changing rapidly. Advances in technologies or alternative methods of content delivery, as well as certain changes in consumer or advertiser behavior driven by changes in these or other technologies and methods of delivery, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, DVD players and other personal video and audio systems (e.g., iPods, iPads and tablet devices), wireless devices, text messaging, streaming video, and downloading from the Internet. For example, devices that allow users to view or listen to television or radio programs on a time-shifted basis, and technologies which enable users to fast-forward or skip advertisements altogether, such as DVRs (e.g., TiVo), Aereo (whose operations involving the retransmission of local broadcast signals are scheduled to be considered by the U.S. Supreme Court in 2014), the Dish Network Hopper and portable digital devices, may cause changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of portable digital devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations. Additionally, cable providers and direct-to-home satellite operators are developing new video compression technologies that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating such channels and potentially leading to increased competition for viewers in some of our markets. Our ability to adapt to changes in technology on a timely and effective basis and exploit new sources of revenue from these changes may affect our business prospects and results of operations.

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

A significant portion of our television stations are licensed by the FCC for low-power service only. Our low-power television stations operate with less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations are treated as a secondary service. If any or all of our low-power stations are found to cause interference to full-power stations or sufficient channels become unavailable to accommodate incumbent broadcast television stations, owing to the relocation of full-power stations to fewer channels, we could be required to eliminate the interference or terminate service. In a few urban markets where we operate, including San Diego, there are a limited number of alternative channels to which our low-power television stations can migrate. If, as a result of the elimination of part of the broadcast spectrum or otherwise, we are unable to move the signals of our low-power television stations to replacement channels, or such channels do not permit us to maintain the same level of service, we may be unable to maintain the viewership these stations currently have, which could harm our ratings and advertising revenue or, in the worst case, cause us to discontinue operations at these low-power television stations.

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

Changes in the FCC’s ownership rules could lead to increased market power for our competitors or could place limits on our ability to acquire stations in certain markets.

As required by the Communications Act and as the regulator of over-the-air broadcasting, the FCC, both on a quadrennial basis and in individual proceedings, continues to review its policies for the ownership of both radio and television stations. To date, however, only a reduction in the nationwide television cap, to 39% of the viewing public, has been the subject of federal legislation. The impact of changes in the FCC’s rules as to how many stations a party may own, operate and/or control, depends on whether the FCC expands its ownership limits, as it has done in the past, or adopts new limits on ownership, as it has also done. In the case of the former, expanding ownership limits could result in our competitors’ ability to increase their ownership presence in the markets in which we operate. In the case of the latter, we may be unable to acquire stations in markets where additional station ownership would enable us to achieve operating efficiencies or grow our broadcasting business.

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

With the advent of mobile wireless communications and its use not only for voice but for broadband distribution, the need for spectrum has grown. The FCC is engaged in efforts related to the implementation of a national broadcast plan it has developed. The plan calls for an increase in the amount of spectrum available for use by wireless broadband services. Available sources of such spectrum are limited and the spectrum allotted for television broadcasting as a source for such spectrum repurposing has been identified as containing spectrum that the FCC believes should be recovered in part and made available for wireless broadband use. The FCC has been required by statute to undertake any such repurposing in a manner such that its application to full-service and Class A television stations will be voluntary and television broadcasters will not be required to return their existing spectrum. However, it cannot be certain how the FCC’s efforts to secure additional spectrum for mobile wireless communications and the incentive auction and repacking processes that accompany the redistribution of broadcast spectrum will affect television broadcasting, as it remains dependent on the applications of such legislation, the rules to be adopted by the FCC, and the actions of broadcasters in responding to the new, altered spectrum environment.

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

The types of properties required to support each of our television and radio stations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We also own the buildings and/or land used for office, studio and tower facilities at certain of our television and/or radio properties. We own substantially all of the equipment used in our television and radio broadcasting business. We believe that all of our facilities and equipment are adequate to conduct our present operations. We also lease certain facilities and broadcast equipment in the operation of our business. See Note 11 to Notes to Consolidated Financial Statements.

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

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ending December 31, 2012
First Quarter	$1.95	$1.35
Second Quarter	$1.85	$1.14
Third Quarter	$1.55	$1.10
Fourth Quarter	$1.73	$1.13
Year Ending December 31, 2013
First Quarter	$3.53	$1.64
Second Quarter	$6.25	$2.66
Third Quarter	$7.27	$5.02
Fourth Quarter	$7.03	$5.08

As of March 3, 2014, there were approximately 152 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by Research Data Group, Inc., depicts our quarterly performance for the period from December 31, 2008 through December 31, 2013, as measured by total stockholder return on our Class A common stock compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Entravision Communications Corporation, the S&P 500 Index

and the S&P Broadcasting Index

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

Entravision Communications Corporation	100.00	217.95	164.74	103.47	118.97	445.75
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Broadcasting	100.00	176.79	228.86	265.42	387.26	608.38

Source: SNL Financial LC, Charlottesville, VA

©  2014

www.snl.com

Dividend Policy

We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.125 per share on December 30, 2013, consisting of a quarterly dividend of $0.025 per share and a special dividend of $0.10 per share. We paid a special cash dividend on our Class A, Class B, and Class U common stock of $0.12 per share on December 28, 2012. We paid a special cash dividend on our Class A, Class B, and Class U common stock of $0.06 per share on December 30, 2011. We currently anticipate making cash dividends on a quarterly basis in future periods. Any decision to pay future cash dividends will be subject to further approval by the Board. Our future dividend policy, including the amount of any dividend, will depend on factors considered relevant in the discretion of the Board of Directors, which may include, among other things, our earnings, capital requirements and financial condition. In addition, the 2013 Credit Agreement places certain restrictions on our ability to pay dividends on any class of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	8,210,850	(2)	$4.05	(3)	6,283,701
Employee Stock Purchase Plan	N/A	(4)	N/A	(4)	3,997,062
Equity compensation plans not approved by security holders	—		—		—

Total	8,210,850		$4.05		10,280,763

(1)	Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.
(2)	Includes an aggregate of 494,500 restricted stock units.
(3)	Weighted average exercise price of outstanding options; excludes restricted stock units.
(4)	Our 2001 Employee Stock Purchase Plan, or ESPP, permits full-time employees to have payroll deductions made to purchase shares of our Class A common stock during specified purchase periods. The purchase price is the lower of 85% of (1) the fair market value per share of our Class A common stock on the last business day before the purchase period begins and (2) the fair market value per share of our Class A common stock on the last business day of the purchase period. Consequently, the price at which shares will be purchased for the purchase period currently in effect is not known. We suspended the ESPP in 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 and with respect to our consolidated balance sheets as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements not included herein.

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

(In thousands, except share and per share data)

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Net revenue	$223,916	$223,253	$194,396	$200,476	$189,231

Direct operating expenses	103,686	92,256	88,590	84,802	83,902
Selling, general and administrative expenses	31,556	37,818	36,511	38,046	38,278
Corporate expenses	19,771	17,976	15,669	18,416	14,918
Depreciation and amortization	14,953	16,426	18,653	19,229	21,033
Impairment charge	—	—	—	36,109	50,648

	169,966	164,476	159,423	196,602	208,779

Operating income (loss)	53,950	58,777	34,973	3,874	(19,548)
Interest expense	(24,631)	(35,407)	(37,650)	(24,429)	(27,948)
Interest income	44	86	3	260	459
Other income (loss)	—	—	687	—	—
Gain (loss) on debt extinguishment	(29,675)	(3,743)	(423)	(987)	(4,716)

Income (loss) before income taxes	(312)	19,713	(2,410)	(21,282)	(51,753)
Income tax (expense) benefit	134,137	(6,112)	(5,790)	3,376	1,917

Income (loss) before equity in net income (loss) of non consolidated affiliate	133,825	13,601	(8,200)	(17,906)	(49,836)
Equity in net income (loss) of non consolidated affiliate	—	—	—	(180)	(236)

Net income (loss) applicable to common stockholders	$133,825	$13,601	$(8,200)	$(18,086)	$(50,072)

Net income (loss) per share applicable to common stockholders, basic	$1.53	$0.16	$(0.10)	$(0.21)	$(0.60)

Net income (loss) per share applicable to common stockholders, diluted	$1.50	$0.16	$(0.10)	$(0.21)	$(0.60)

Cash dividends per share, basic	$0.13	$0.12	$0.06	$—	$—

Cash dividends per share, diluted	$0.12	$0.12	$0.06	$—	$—

Weighted average common shares outstanding, basic	87,401,123	85,882,646	85,051,066	84,488,930	83,972,709

Weighted average common shares outstanding, diluted	89,338,696	86,314,206	85,051,066	84,488,930	83,972,709

	Years Ended December 31,
	2013	2012	2011	2010	2009
Other Data:
Capital expenditures	$9,748	$9,900	$8,218	$7,177	$6,961
Balance Sheet Data:
Cash and cash equivalents	$43,822	$36,130	$58,719	$72,390	$27,666
Total assets	538,237	438,051	467,321	490,810	487,927
Long-term debt, including current portion	364,063	340,814	379,662	396,119	363,949
Total stockholders’ equity (deficit)	$136,024	$5,401	$(561)	$10,357	$25,235

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2013, 2012 and 2011 and consolidated financial condition as of December 31, 2013 and 2012 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

OVERVIEW

We are a diversified Spanish-language media company utilizing a combination of television and radio operations, together with mobile, digital and other interactive media platforms, to reach Hispanic consumers across the United States, as well as the border markets of Mexico. We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the year ended December 31, 2013 was $223.9 million. Of that amount, revenue generated by our television segment accounted for 70% and revenue generated by our radio segment accounted for 30%.

As of the date of filing this report, we own and/or operate 58 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations (38 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas and a national sales representation firm. Our television and radio stations typically have local websites and other digital and interactive media platforms that provide users with news and information as well as a variety of other products and services.

We generate revenue primarily from sales of national and local advertising time on television and radio stations, and from retransmission consent agreements. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and in years when Univision has rights to broadcast the World Cup, which currently does not extend past 2014.

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

Highlights

During 2013, we achieved revenue growth primarily driven by local advertising revenue and retransmission consent revenue, partially offset by political advertising revenue, which was not material in 2013. Net revenue increased to $223.9 million, an increase of $0.6 million, from $223.3 million in 2012. Our audience shares remain strong in the nation’s most densely populated Hispanic markets, and we believe we are well positioned to benefit as the U.S. Hispanic market continues to expand and advertisers increasingly recognize the importance of reaching our target audience.

Net revenue for our television segment increased to $157.0 million in 2013, from $156.8 million in 2012. This increase was primarily due to increases in local advertising revenue and retransmission consent revenue, partially offset by political advertising revenue, which was not material in 2013. We generated a total of $22.2 million in retransmission consent revenue in 2013. We anticipate that retransmission consent revenue for the full year 2014 will be greater than it was for the full year 2013 and will continue to be a growing source of net revenues in future periods.

Net revenue for our radio segment increased to $66.9 million in 2013, from $66.4 million in 2012. This increase of $0.5 million, or 1%, was primarily due to an increase in local advertising revenue, partially offset by political advertising revenue, which was not material in 2013.

Acquisitions and Dispositions

On January 3, 2011, we completed the acquisition of Lotus/Entravision Reps LLC, or LER, a representation firm that sells national spots and digital advertising to advertising agencies on our behalf and other clients. We previously owned 50% of LER, which was accounted for under the equity method. We decided to acquire the 50% of LER that we did not own in order to integrate LER’s sales force with our radio operations. We paid $1.1 million for the remaining 50% of LER. As a result of our obtaining control of LER, our previously-held 50% interest was remeasured to its fair value of $1.1 million. The resulting gain of $0.7 million is included in the line item ‘Other income (loss)’ on the consolidated statement of operations for the year ended December 31, 2011. LER is now known as Entravision Solutions.

We evaluated the transferred set of activities, assets, inputs and processes applied to these inputs in this acquisition and determined that the acquisition did constitute a business. Currently, we are subject to certain limitations on acquisitions under the terms of the 2013 Credit Agreement. Please see “Liquidity and Capital Resources” below.

In a strategic effort to focus our resources on strengthening existing clusters and expanding into new U.S. Hispanic markets, we periodically review our portfolio of media properties and, from time to time, consider divesting assets in markets where we do not see the opportunity to grow to scale and build out media clusters, subject to limitations contained in our amended Credit Agreement. Please see “Liquidity and Capital Resources” below.

Relationship with Univision

Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreements with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under our Univision network affiliation agreement, we retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, subject to adjustment from time to time by Univision, but in no event less than four minutes. Under our UniMás network affiliation agreement, we retain the right to sell approximately four and a half minutes per hour of the available advertising time the UniMás network, subject to adjustment from time to time by Univision.

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

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2013 and 2012, retransmission consent revenue accounted for approximately $22.2 million and $20.2 million, respectively. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

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

RESULTS OF OPERATIONS

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, loss (gain) on sale of assets and impairment charge. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Years Ended December 31,			% Change 2013 to 2012	% Change 2012 to 2011
	2013	2012	2011
Net Revenue
Television	$156,994	$156,839	$131,490	0%	19%
Radio	66,922	66,414	62,906	1%	6%

Consolidated	223,916	223,253	194,396	0%	15%

Direct operating expenses
Television	63,623	56,664	53,789	12%	5%
Radio	40,063	35,592	34,801	13%	2%

Consolidated	103,686	92,256	88,590	12%	4%

Selling, general and administrative expenses
Television	15,797	20,571	19,606	(23)%	5%
Radio	15,759	17,247	16,905	(9)%	2%

Consolidated	31,556	37,818	36,511	(17)%	4%

Depreciation and amortization
Television	12,084	13,312	15,189	(9)%	(12)%
Radio	2,869	3,114	3,464	(8)%	(10)%

Consolidated	14,953	16,426	18,653	(9)%	(12)%

Segment operating profit
Television	65,490	66,292	42,906	(1)%	55%
Radio	8,231	10,461	7,736	(21)%	35%

Consolidated	73,721	76,753	50,642	(4)%	52%
Corporate expenses	19,771	17,976	15,669	10%	15%

Operating income (loss)	$53,950	$58,777	$34,973	(8)%	68%

Consolidated adjusted EBITDA (1)	$73,003	$76,863	$55,475	(5)%	39%

Capital expenditures
Television	$7,243	$8,339	$6,494
Radio	2,505	1,561	1,724

Consolidated	$9,748	$9,900	$8,218

Total assets
Television	$412,487	$313,904	$342,462
Radio	125,750	124,147	124,859

Consolidated	$538,237	$438,051	$467,321

*	Percentage not meaningful.
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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of December 31): 2013, 4.7 to 1; 2012, 4.2 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Consolidated adjusted EBITDA (1)	$73,003	$76,863	$55,475
Interest expense	(24,631)	(35,407)	(37,650)
Interest income	44	86	3
Gain (loss) on debt extinguishment	(29,675)	(3,743)	(423)
Income tax (expense) benefit	134,137	(6,112)	(5,790)
Amortization of syndication contracts	(587)	(707)	(1,482)
Payments on syndication contracts	1,258	1,698	1,976
Non-cash stock-based compensation included in direct operating expenses	(1,070)	(146)	(229)
Non-cash stock-based compensation included in selling, general and administrative expenses	—	(767)	(812)
Non-cash stock-based compensation included in corporate expenses	(3,701)	(1,738)	(1,302)
Depreciation and amortization	(14,953)	(16,426)	(18,653)
Other income (loss)	—	—	687

Net income (loss)	133,825	13,601	(8,200)
Depreciation and amortization	14,953	16,426	18,653
Deferred income taxes	(134,975)	6,477	4,565
Amortization of debt issue costs	1,647	2,284	2,207
Amortization of syndication contracts	587	707	1,482
Payments on syndication contracts	(1,258)	(1,698)	(1,976)
Non-cash stock-based compensation	4,771	2,651	2,343
Other (income) loss	—	—	(687)
Loss (gain) on debt extinguishment	29,675	3,743	423
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	—	—	809
(Increase) decrease in accounts receivable	(8,706)	(3,740)	(574)
(Increase) decrease in prepaid expenses and other assets	(509)	321	336
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,255)	(740)	(1,770)

Cash flows from operating activities	$32,755	$40,032	$17,611

(footnotes on preceding page)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated Operations

Net Revenue. Net revenue increased to $223.9 million for the year ended December 31, 2013 from $223.3 million for the year ended December 31, 2012, an increase of $0.6 million. Of the overall increase, $0.5 million was generated by our radio segment and was primarily attributable to an increase in local advertising revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013. Additionally, the balance of the overall increase was generated by our television segment and was primarily attributable to increases in local advertising revenue and retransmission consent revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013.

We currently anticipate that net revenue will increase for the full year 2014, primarily due to advertising revenue from World Cup and political activity, as well as retransmission consent revenue.

Direct Operating Expenses. Direct operating expenses increased to $103.7 million for the year ended December 31, 2013 from $92.3 million for the year ended December 31, 2012, an increase of $11.4 million. Of the overall increase, $6.9 million was generated by our television segment and was primarily attributable to an increase in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense, and an increase in performance based commissions and bonuses associated with the increase in local revenue. Additionally, $4.5 million of the overall increase was generated by our radio segment and was primarily attributable to an increase in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense, and an increase in performance based commissions and bonuses associated with the increase in local revenue. As a percentage of net revenue, direct operating expenses increased to 46% for the year ended December 31, 2013 from 41% for the year ended December 31, 2012. Direct operating expenses as a percentage of net revenue increased because the increase in direct operating expenses outpaced the increase in net revenue. However, this increase as a percentage of revenue may not be directly comparable because of the new management structure and the shifting of certain expenses to direct operating expenses (which increased) from selling, general and administrative expense (which decreased).

We believe that direct operating expenses will continue to increase during 2014 primarily as a result of employee salary increases, and an increase in expenses associated with the anticipated increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $31.6 million for the year ended December 31, 2013 from $37.8 million for the year ended December 31, 2012, a decrease of $6.2 million. Of the overall decrease, $4.8 million was generated by our television segment and was primarily attributable to a decrease in salary expense due to the company’s new management structure, which shifted salaries from selling, general and administrative expense to direct operating expense, and a decrease in bad debt expense. Additionally, $1.4 million of the overall decrease was generated by our radio segment and was primarily attributable to a decrease in salary expense due to our new management structure, which shifted salaries from selling, general and administrative expense to direct operating expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 14% for the year ended December 31, 2013 from 17% for the year ended December 31, 2012. Selling, general and administrative expenses as a percentage of net revenue decreased because net revenue increased and selling, general and administrative expenses decreased. However, this decrease as a percentage of revenue may not be directly comparable because of the new management structure and the shifting of certain expenses from selling, general and administrative expense (which decreased) to direct operating expenses (which increased).

We believe that selling, general and administrative expenses will increase during 2014 primarily as a result of employee salary increases.

Corporate expenses increased to $19.8 million for the year ended December 31, 2013 from $18.0 million for the year ended December 31, 2012, an increase of $1.8 million. The increase was primarily attributable to an increase in non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses increased to 9% for year ended December 31, 2013 from 8% for the year ended December 31, 2012.

We believe that corporate expenses will continue to increase during 2014 primarily as a result of increased non-cash stock-based compensation expenses.

Depreciation and Amortization. Depreciation and amortization decreased to $15.0 million for the year ended December 31, 2013 from $16.4 million for the year ended December 31, 2012, a decrease of $1.4 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $54.0 million for the year ended December 31, 2013, compared to $58.8 million for the year ended December 31, 2012.

Interest Expense. Interest expense decreased to $24.6 million for the year ended December 31, 2013 from $35.4 million for the year ended December 31, 2012, a decrease of $10.8 million. This decrease was primarily attributable to a lower average outstanding balance of our Notes, which were fully redeemed in August 2013, and due to our new Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than did our redeemed Notes.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $29.7 million, primarily related to the premium associated with the redemption of our Notes, the unamortized bond discount, and finance costs during the year ended December 31, 2013. We recorded a loss on debt extinguishment of $3.7 million related to the premium paid, unamortized finance costs and unamortized bond discount associated with the repurchase of Notes during the year ended December 31, 2012.

Income Tax Expense or Benefit. Income tax benefit for the year ended December 31, 2013 was $134.1 million. The effective income tax rate was significantly higher than our federal corporate income tax rate of 34%. The difference is due primarily to the release of the entire valuation allowance of our federal deferred tax assets and the release of the majority of the valuation allowance of our state deferred tax assets. Income tax expense for the year ended December 31, 2012 was $6.1 million. The effective income tax rate differed from our federal corporate income tax rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets.

Our management periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets and the amount maintained in any such allowance is highly subjective and is based on many factors, several of which are subject to significant judgment calls.

Prior to the fourth quarter of 2013, we maintained a valuation allowance for our entire deferred tax assets as a result of uncertainties regarding their realization due to numerous factors, including without limitation historical losses, the variability of operating results, and limited visibility into our future projected results. This valuation allowance was maintained since the likelihood of the realization of those assets had not become more likely than not based on our assessment of then available positive and negative evidence.

During our periodic review of the valuation allowance in the fourth quarter of 2013 we performed an analysis and a review of all positive and negative evidence such as recent historical operations, future projections of taxable income and tax planning strategies. We gave significant weight to objective and verifiable evidence, primarily the improving trend in our pretax core earnings in recent years and in recent quarters. We also considered subjective evidence including but not limited to future projected reversals of existing taxable temporary differences, taxable income in prior carryback years, future projected taxable income, and tax planning strategies that are prudent and feasible.

Based on our analysis we determined that it was more likely than not that our deferred tax assets would be realized except for certain expiring state net operating loss carryforwards. Accordingly, we reversed a valuation allowance of approximately $144 million and recorded the reduction as a tax benefit for the period.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $157.0 million for the year ended December 31, 2013 from $156.8 million for the year ended December 31, 2012, an increase of $0.2 million. The increase was primarily attributable to increases in local advertising revenue and retransmission consent revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013. We generated a total of $22.2 million and $20.2 million in retransmission consent revenue for the years ended December 31, 2013 and

2012, respectively. We anticipate that retransmission consent revenue for the full year 2014 will be greater than it was for the full year 2013 and will continue to be a growing source of net revenue in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $63.6 million for the year ended December 31, 2013 from $56.7 million for the year ended December 31, 2012, an increase of $6.9 million. The increase was primarily attributable to an increase in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense, and an increase in performance based commissions and bonuses associated with the increase in local revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $15.8 million for the year ended December 31, 2013 from $20.6 million for the year ended December 31, 2012, a decrease of $4.8 million. The decrease was primarily attributable to a decrease in salary expense due to the company’s new management structure, which shifted salaries from selling, general and administrative expense to direct operating expense, and a decrease in bad debt expense.

Radio

Net Revenue. Net revenue in our radio segment increased to $66.9 million for the year ended December 31, 2013 from $66.4 million for the year ended December 31, 2012, an increase of $0.5 million. The increase was primarily attributable to an increase in local advertising revenue, partially offset by a decrease in political advertising revenue, which was not material in 2013.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $40.1 million for the year ended December 31, 2013 from $35.6 million for the year ended December 31, 2012, an increase of $4.5 million. The increase was primarily attributable to an increase in salary expense due to our new management structure, which shifted salaries to direct operating expense from selling, general and administrative expense, and an increase in performance based commissions and bonuses associated with the increase in local revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $15.8 million for the year ended December 31, 2013 from $17.2 million for the year ended December 31, 2012, a decrease of $1.4 million. The decrease was primarily attributable to a decrease in salary expense due to our new management structure, which shifted salaries from selling, general and administrative expense to direct operating expense.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated Operations

Net Revenue. Net revenue increased to $223.3 million for the year ended December 31, 2012 from $194.4 million for the year ended December 31, 2011, an increase of $28.9 million. Of the overall increase, $25.4 million was generated by our television segment and was primarily attributable to increases in political advertising revenue, which was not material in 2011, core advertising revenue and retransmission consent revenue. Additionally, $3.5 million of the overall increase was generated by our radio segment and was primarily attributable to increases in political advertising revenue, which was not material in 2011, and core advertising revenue.

We believe that we will continue to face a challenging advertising environment in 2013 as our advertising customers continue to make difficult choices in the current uncertain economic environment and we will not have revenue from political advertising that positively impacted our results of operations in 2012.

Direct Operating Expenses. Direct operating expenses increased to $92.3 million for the year ended December 31, 2012 from $88.6 million for the year ended December 31, 2011, an increase of $3.7 million. Of the overall increase, $2.9 million was generated by our television segment and was primarily attributable to an increase in expenses associated with the increase in net revenue and an increase in salary expense. Additionally, $0.8 million of the overall increase was generated by our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 41% for the year ended December 31, 2012 from 46% for the year ended December 31, 2011. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

We believe that direct operating expenses will continue to increase during 2013 primarily as a result of employee salary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $37.8 million for the year ended December 31, 2012 from $36.5 million for the year ended December 31, 2011, an increase of $1.3 million. Of the overall increase, $1.0 million was generated by our television segment and was primarily attributable to an increase in salary expense and an increase in bad debt expense. Additionally, $0.3 million of the overall increase was generated by our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 17% for the year ended December 31, 2012 from 19% for the year ended December 31, 2011. Selling, general and administrative expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in selling, general and administrative expenses.

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

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income of approximately $133.8 million, and $13.6 million for the years ended December 31, 2013 and 2012, respectively, and a net loss of approximately $8.2 million for the year ended December 31, 2011. We had positive cash flow from operations of $32.8 million, $40.0 million and $17.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

The following discussion pertains to our Notes and the related indenture governing the Notes, or the Indenture, as the same existed during the year ended December 31, 2013. Only certain provisions of the Notes and the Indenture are summarized below. This discussion is qualified in its entirety by reference to the full text of the Notes and the Indenture. On August 2, 2013, we redeemed the then outstanding Notes and the Indenture was terminated.

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

As discussed in more detail below, on August 2, 2013, we redeemed the then outstanding Notes and the Indenture was terminated.

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

Subject to certain exceptions, either the 2012 Credit Agreement, the Indenture, or both contained various provisions that limited our ability, among other things, to engage in certain transactions, make dividend payments and dispose of certain assets, as more fully provided therein.

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

Borrowings under the Term Loan A Facility were used on the Closing Date (together with cash on hand) to (a) repay in full all of our and our subsidiaries’ outstanding obligations under the 2012 Credit Agreement and to terminate the 2012 Credit Agreement, and (b) pay fees and expenses in connection the 2013 Credit Facility. As discussed in more detail below, on August 1, 2013, we drew on borrowings under our Term Loan B Facility to (a) repay in full all of the outstanding loans under the Term Loan A Facility and (b) redeem in full all of the then outstanding Notes. We intend to use any future borrowings under the Revolving Credit Facility to provide for working capital, capital expenditures and other general corporate purposes and from time to time fund a portion of any acquisitions in which we may engage, in each case subject to the terms and conditions set forth in the 2013 Credit Agreement.

The 2013 Credit Facility is guaranteed on a senior secured basis by the Credit Parties. The 2013 Credit Facility is secured on a first priority basis by our and the Credit Parties’ assets. Upon the redemption of the outstanding Notes, the security interests and guaranties of us and the Credit Parties under the Indenture and the Notes were terminated and released.

Our borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of December 31, 2013, our effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on the Term Loan B Maturity Date, which is May 31, 2020 and the Revolving Credit Facility expires on the Revolving Loan Maturity Date, which is May 31, 2018.

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

The Redemption constituted a complete redemption of the then outstanding Notes, such that no amount remained outstanding following the Redemption. Accordingly, the Indenture has been satisfied and discharged in accordance with its terms and the Notes have been cancelled, effective as of the Redemption Date.

On December 31, 2013, we made a prepayment $10 million to reduce the amount of loans outstanding under our Term Loan B Facility.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $73.0 million for the year ended December 31, 2013 from $76.9 million for the year ended December 31, 2012, a decrease of $3.9 million, or 5%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 33% for the year ended December 31, 2013 from 34% for the year ended December 31, 2012.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of December 31): 2013, 4.7 to 1; 2012, 4.2 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 47.

Cash Flow

Net cash flow provided by operating activities was $32.8 million for the year ended December 31, 2013 compared to net cash flow provided by operating activities of $40.0 million for the year ended December 31, 2012. We had net income of $133.8 million for the year ended December 31, 2013, which was primarily a result of the reversal of $144.0 million of our valuation allowance, partially offset by other non-cash items, including a loss on debt extinguishment of $29.7 million, and depreciation and amortization expense of $15.0 million. We had net income of $13.6 million for the year ended December 31, 2012. We expect to have positive cash flow from operating activities for the 2014 year.

Net cash flow used in investing activities was $10.2 million for the year ended December 31, 2013, compared to net cash flow used in investing activities of $9.9 million for the year ended December 31, 2012. During the year ended December 31, 2013, we spent $10.2 million on net capital expenditures. During the year ended December 31, 2012, we spent $9.9 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $10.0 million during the full year 2014. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $14.9 million for the year ended December 31, 2013, compared to net cash flow used in financing activities of $52.8 million for the year ended December 31, 2012. During the year ended December 31, 2013, we made debt payments of $381.7 million, a dividend payment of $11.0 million and received net proceeds of $375 million for the new term loan as part of the 2013 Credit Facility. During the year ended December 31, 2012, we made debt payments of $62.5 million and a dividend payment of $10.3 million and received net proceeds of $20.0 million for the term loan as part of the 2012 Credit Facility.

Commitments and Contractual Obligations

Our material contractual obligations at December 31, 2013 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt and related interest (1)	$453,181	$16,492	$35,808	$38,501	$362,380
Media research and ratings providers (2)	19,188	12,447	6,741	—	—
Operating leases (3)	48,578	8,657	14,359	7,265	18,297
Other material non-cancelable contractual obligations (4)	9,624	1,685	3,604	3,643	692

Total contractual obligations	$530,571	$39,281	$60,512	$49,409	$381,369

(1)	These amounts represent estimated future cash interest payments and mandatory principal payments related to our 2013 Credit Facility. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.
(2)	We have agreements with certain media research and ratings providers, expiring at various dates through February 2017, to provide television and radio audience measurement services.
(3)	We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through November 2050. Does not include month-to-month leases.
(4)	Primarily includes obligations for sales software licenses. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.9 million of liabilities related to uncertain tax positions have been excluded from the table above.

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

As of December 31, 2013, we had $35.9 million of goodwill in our television reporting unit. The fair value of our television reporting unit was greater than the carrying value by 215%. If the fair value of our television reporting unit is less than the carrying value in future periods, we would, at that time, have to proceed to the second step of the goodwill impairment testing process.

As of December 31, 2013, we had $0.7 million of goodwill in our radio reporting unit. The fair value of our radio reporting unit was greater than the carrying value by 35%. If the fair value of our radio reporting unit is less than the carrying value in future periods, we would, at that time, have to proceed to the second step of the goodwill impairment testing process.

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

The continuation or worsening of current economic uncertain conditions potentially could have an adverse effect on the capital markets, which would affect the discount rate assumptions, terminal value estimates, transaction premiums and comparable transactions. Such uncertain economic conditions could also have an adverse effect on the fundamentals of our business and results of operations, which would affect our internal forecasts about future performance and terminal value estimates. Furthermore, such uncertain economic conditions could have a negative impact on the advertising industry in general or the industries of those customers who advertise on our stations, including, among others, the automotive, financial and other services, telecommunications, travel and restaurant industries, which in the aggregate provide a significant amount of our historical and projected advertising revenue. The activities of our competitors, such as other broadcast television stations and radio stations, could have an adverse effect on our internal forecasts about future performance and terminal value estimates. Changes in technology or our audience preferences, including increased competition from other forms of advertising-based mediums, such as internet, social media and broadband content providers serving the same markets, could have an adverse effect on our internal forecasts about future performance, terminal value estimates and transaction premiums. Finally, the risk factors that we identify from time to time in our SEC reports could have an adverse effect on our internal forecasts about future performance, terminal value estimates and transaction premiums.

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

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions we make about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The fair values of our television FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 50% to over 500%. The fair values of our radio FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 26% to over 75%.

The continuation or worsening of current uncertain economic conditions potentially could have an adverse effect on the capital markets, which would affect the discount rate assumptions, terminal value estimates, transaction premiums and comparable transactions. Such uncertain economic conditions could also have an adverse effect on the fundamentals of our business and results of operations, which would affect our internal forecasts about future performance and terminal value estimates. Furthermore, such uncertain economic conditions could have a negative impact on the advertising industry in general or the industries of those customers who advertise on our stations, including, among others, the automotive, financial and other services, telecommunications, travel and restaurant industries, which in the aggregate provide a significant amount of our historical and projected advertising revenue. The activities of our competitors, such as other broadcast television stations and radio stations, could have an adverse effect on our internal forecasts about future performance and terminal value estimates. Changes in technology or our audience preferences, including increased competition from other forms of advertising-based mediums, such as internet, social media and broadband content providers serving the same markets, could have an adverse effect on our internal forecasts about future performance, terminal value estimates and transaction premiums. Finally, the risk factors that we identify from time to time in our SEC reports could have an adverse effect on our internal forecasts about future performance, terminal value estimates and transaction premiums.

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

Derivative Instruments

We use derivatives in the management of interest rate risk with respect to interest expense on variable rate debt. Our current policy prohibits entering into derivative instruments for speculation or trading purposes. We are party to interest rate swap agreements with financial institutions that will fix the variable benchmark component (LIBOR) of our interest rate on a portion of its term loan beginning December 31, 2015.

ASC 820, “Fair Value Measurements and Disclosures”, requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is a component of other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations.

The carrying amount of our interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

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

Sensitivity of Critical Accounting Estimates

We have critical accounting estimates that are sensitive to change. The most significant of those sensitive estimates relate to the impairment of intangible assets. Goodwill and indefinite life intangible assets are not amortized but instead are tested annually on October 1 for impairment, or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

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

We conducted a review of our television indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we did not record impairment in 2013 as the fair values of our television FCC licenses for each of our market clusters was greater than their respective carrying values. The fair values exceeded the carrying values in amounts ranging from 50% to over 500%.

We conducted our annual review of our television reporting unit as part of our goodwill testing and determined that the carrying value of our television reporting unit exceeded the fair value. The fair value of the television reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The market-based approach used comparable company earnings multiples. Based on the assumptions and estimates described above, we did not record impairment in 2013. The fair value of our television reporting unit was greater than the carrying value by 215%.

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

We conducted a review of our radio indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we did not record impairment in 2013 as the fair values of our radio FCC licenses for each of our market clusters was greater than their respective carrying values. The fair values exceeded the carrying values in amounts ranging from 26% to over 75%.

We conducted our annual review of our radio reporting unit as part of our goodwill testing and determined that the carrying value of our radio reporting unit exceeded the fair value. The fair value of the radio reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The market-based approach used comparable company earnings multiples. Based on the assumptions and estimates described above, we did not record impairment in 2013. The fair value of our radio reporting unit was greater than the carrying value by 35%.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2013. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

Interest Rates

As of December 31, 2013, we had $364.1 million of variable rate bank debt outstanding under our 2013 Credit Facility. The debt bears interest at LIBOR plus a margin of 2.5%. The LIBOR rate is subject to a 1.0% floor effectively resulting in an effective interest rate of 3.5% at December 31, 2013. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin. If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2013 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.9 million based on the outstanding balance of our term loan as of December 31, 2013.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expenses in the consolidated statement of operations. As of December 31, 2013, the change in fair value of the interest rate swap agreements totaling $0.2 million, net of tax, was reflected in accumulated other comprehensive income. As of December 31, 2013, the Company estimates that none of the unrealized gains included in accumulated other comprehensive income related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-39.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Our independent registered public accounting firm, McGladrey LLP, which has audited and reported on our financial statements, issued an attestation report regarding our internal controls over financial reporting as of December 31, 2013. McGladrey LLP’s report is included in this annual report below.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Entravision Communications Corporation

We have audited Entravision Communications Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Entravision Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Entravision Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entravision Communications Corporation and subsidiaries and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows, and our report dated March 10, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Los Angeles, California

March 10, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and matters pertaining to our corporate governance policies and procedures are set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Directors” and “Corporate Governance” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders scheduled to be held on May 29, 2014, or the 2014 Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of our executive officers and directors is set forth in “Proposal 1—Election of Directors” under the caption “Director Compensation” and under the caption “Summary of Cash and Certain Other Compensation” in the 2014 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and under the caption “Summary of Cash and Certain Other Compensation” in the 2014 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding relationships or transactions between our affiliates and us is set forth under the caption “Certain Relationships and Related Transactions” in the 2014 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to and services performed by our independent accountants is set forth in “Proposal 2—Ratification of Appointment of Independent Auditor” under the caption “Audit and Other Fees” in the 2014 Proxy Statement. Such information is incorporated herein by reference.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2(3)	Third Amended and Restated Bylaws, as adopted on December 9, 2005

3.3(4)	First Amendment to Third Amended and Restated Bylaws

10.1(5)†	2000 Omnibus Equity Incentive Plan

10.2(6)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(5)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(7)†	Employment Agreement effective as of January 1, 2014 by and between the registrant and Walter F. Ulloa

10.5(9)†	Consulting Agreement effective as of April 25, 2012 by and between the registrant and Philip C. Wilkinson

10.6(22)†	Employment Agreement effective as of September 1, 2012 by and between the registrant and Jeffery A. Liberman

10.7†	Executive Employment Agreement effective as of May 12, 2011 between the registrant and Christopher T. Young

10.8†(26)	Executive Employment Agreement effective as of January 1, 2013 between the registrant and Christopher T. Young

10.9†(26)	Executive Employment Agreement effective as of September 1, 2012 between the registrant and Mario M. Carrera

Exhibit Number	Exhibit Description

10.10(10)†	Form of Indemnification Agreement for officers and directors of the registrant

10.11(5)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.12(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.13(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.14(5)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.15(11)	First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.16(8)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.17(23)	Third Amendment to Lease effective as of January 31, 2011 by and between Water Garden Company L.L.C. and the registrant

10.18(12)	Limited Liability Company Agreement of Lotus/Entravision Reps LLC dated as of August 10, 2001

10.19(13)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.20(24)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.21(13)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.22(24)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.23(2)†	2004 Equity Incentive Plan

10.24(14)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.25(15)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.26(6)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.27(16)†	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.28(17)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.29(18)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.30(19)†	Summary of Non-Employee Director Compensation

10.31(20)	Indenture, dated as of July 27, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee

10.32(21)	Purchase Agreement, dated July 22, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Citigroup Global Markets, Inc., as representatives of the initial purchasers

Exhibit Number	Exhibit Description

10.33(21)	Registration Rights Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Citigroup Global Markets, Inc., as representatives of the initial purchasers

10.34(21)	Credit Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner

10.35(25)	First Amendment, dated February 24, 2012, to Credit Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner

10.36(25)	Credit Agreement, dated December 20, 2012, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner

10.37(21)	Security Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Collateral Trustee

10.38(21)	Collateral Trust and Intercreditor Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, the guarantors from time to time party thereto, Wells Fargo Bank, National Association, as Trustee under the Indenture, the Administrative Agent, the other Priority Debt Representatives from time to time party thereto and General Electric Capital Corporation, as Collateral Trustee

10.39(27)	Credit Agreement, dated as of May 31, 2013, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto as Lenders, CitiGroup Global Markets, Inc., MacQuarie Capital (USA) Inc. and RBC Capital Markets, as Co-Syndication Agents and Joint Lead Arrangers, and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner

10.40(27)	Amended and Restated Security Agreement, dated August 1, 2013, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Agent

21.1*	Subsidiaries of the registrant

23.1*	Consent of McGladrey LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 11, 2009.
(5)	Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 20, 2013.
(8)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on April 27, 2012.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.
(11)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(12)	Incorporated by reference from our Registration Statement on Form S-3, No. 333-81652, filed with the SEC on January 30, 2002, as amended by Post-Effective Amendment No. 1 thereto, filed with the SEC on February 25, 2002.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(15)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 4, 2006.
(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 2, 2007

(18)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 11, 2008.
(19)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 17, 2006.
(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 27, 2010.
(21)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2010.
(22)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 28, 2012.
(23)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 25, 2011.
(24)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 5, 2011.
(25)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 24, 2012.
(26)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 11, 2013.
(27)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2013.

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/S/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 10, 2014

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

Signature	Title	Date
/S/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 10, 2014

/S/ CHRISTOPHER T. YOUNG Christopher T. Young	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 10, 2014

/S/ PHILIP C. WILKINSON Philip C. Wilkinson	Director	March 10, 2014

/S/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 10, 2014

/S/ ESTEBAN E. TORRES Esteban E. Torres	Director	March 10, 2014

/S/ GILBERT R. VASQUEZ Gilbert R. Vasquez	Director	March 10, 2014

/S/ JULES G. BUENABENTA Jules G. Buenabenta	Director	March 10, 2014

ENTRAVISION COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Entravision Communications Corporation

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of Entravision Communications Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Entravision Communications Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 10, 2014 expressed an unqualified opinion on the effectiveness of Entravision Communications Corporation’s internal control over financial reporting.

/s/ McGladrey LLP

Los Angeles, California

March 10, 2014

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$43,822	$36,130
Trade receivables, net of allowance for doubtful accounts of $3,199 and $4,396 (including related parties of $7,102 and $4,916)	57,043	48,030
Deferred income taxes	6,100	425
Prepaid expenses and other current assets (including related parties of $274 and $274)	4,087	3,820

Total current assets	111,052	88,405
Property and equipment, net	58,765	61,435
Intangible assets subject to amortization, net (including related parties of $18,559 and $20,880)	19,812	22,349
Intangible assets not subject to amortization	220,701	220,701
Goodwill	36,647	36,647
Deferred income taxes	83,856	—
Other assets	7,404	8,514

Total assets	$538,237	$438,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$150
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,994 and $3,576)	31,246	39,158

Total current liabilities	35,114	39,426
Long-term debt, less current maturities (net of bond discount of $0 and $2,982)	360,313	340,664
Other long-term liabilities	6,786	7,359
Deferred income taxes	—	45,201

Total liabilities	402,213	432,650

Commitments and contingencies (note 11)
Stockholders’ equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2013 59,793,603; 2012 54,404,226	6	5
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2013 18,969,222; 2012 22,188,161	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2013 and 2012 9,352,729	1	1
Additional paid-in capital	927,377	930,814
Accumulated deficit	(791,596)	(925,421)
Accumulated other comprehensive income	234	—

Total stockholders’ equity	136,024	5,401

Total liabilities and stockholders’ equity	$538,237	$438,051

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share data)

	2013	2012	2011
Net revenue	$223,916	$223,253	$194,396

Expenses:
Direct operating expenses (including related parties of $10,322, $10,599, and $8,373) (including non-cash stock-based compensation of $1,070, $146 and $229)	103,686	92,256	88,590
Selling, general and administrative expenses (including non-cash stock-based compensation of $0, $767, and $812)	31,556	37,818	36,511
Corporate expenses (including non-cash stock-based compensation of $3,701, $1,738, and $1,302)	19,771	17,976	15,669
Depreciation and amortization (includes direct operating of $11,176, $12,332, and $13,258; selling, general and administrative of $2,923, $2,858, and $3,141; and corporate of $854, $1,236, and $2,254) (including related parties of $2,320, $2,633, and $3,617)	14,953	16,426	18,653

	169,966	164,476	159,423

Operating income (loss)	53,950	58,777	34,973
Interest expense (including related parties of $0, $0, and $30)	(24,631)	(35,407)	(37,650)
Interest income	44	86	3
Other income (loss)	—	—	687
Gain (loss) on debt extinguishment	(29,675)	(3,743)	(423)

Income (loss) before income taxes	(312)	19,713	(2,410)
Income tax (expense) benefit	134,137	(6,112)	(5,790)

Net income (loss) applicable to common stockholders	$133,825	$13,601	$(8,200)

Basic and diluted earnings per share:
Net income (loss) per share applicable to common stockholders, basic	$1.53	$0.16	$(0.10)

Net income (loss) per share applicable to common stockholders, diluted	$1.50	$0.16	$(0.10)

Weighted average common shares outstanding, basic	87,401,123	85,882,646	85,051,066

Weighted average common shares outstanding, diluted	89,338,696	86,314,206	85,051,066

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share data)

	2013	2012	2011
Net income (loss)	$133,825	$13,601	$(8,200)
Change in fair value of interest rate swap agreements, net of tax	234	—	—

Comprehensive income (loss)	$134,059	$13,601	$(8,200)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2013, 2012 and 2011

(In thousands, except share data)

	Number of Common Shares			Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Class A	Class B	Class U	Class A	Class B	Class U				Total
Balance, December 31, 2010	52,978,304	22,188,161	9,352,729	$5	$2	$1	$941,171	$(930,822)	$—	$10,357

Issuance of common stock upon exercise of stock options or awards of restricted stock units	536,465	—	—	—	—	—	41	—	—	41
Stock-based compensation expense	—	—	—	—	—	—	2,343	—	—	2,343
Dividends paid	—	—	—	—	—	—	(5,102)	—	—	(5,102)
Net income (loss) for the year ended December 31, 2011	—	—	—	—	—	—	—	(8,200)	—	(8,200)

Balance, December 31, 2011	53,514,769	22,188,161	9,352,729	$5	$2	$1	$938,453	$(939,022)	$—	$(561)

Issuance of common stock upon exercise of stock options or awards of restricted stock units	889,457	—	—	—	—	—	23	—	—	23
Stock-based compensation expense	—	—	—	—	—	—	2,651	—	—	2,651
Dividends paid							(10,313)	—	—	(10,313)
Net income (loss) for the year ended December 31, 2012	—	—	—	—	—	—	—	13,601	—	13,601

Balance, December 31, 2012	54,404,226	22,188,161	9,352,729	$5	$2	$1	$930,814	$(925,421)	$—	$5,401

Issuance of common stock upon exercise of stock options or awards of restricted stock units	2,170,438	—	—	1	—	—	2,806	—	—	2,807
Stock-based compensation expense	—	—	—	—	—	—	4,771	—	—	4,771
Class B common stock exchanged for Class A common stock	3,218,939	(3,218,939)	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	(11,014)	—	—	(11,014)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	234	234
Net income (loss) for the year ended December 31, 2013	—	—	—	—	—	—	—	133,825	—	133,825

Balance, December 31, 2013	59,793,603	18,969,222	9,352,729	$6	$2	$1	$927,377	$(791,596)	$234	$136,024

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$133,825	$13,601	$(8,200)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,953	16,426	18,653
Deferred income taxes	(134,975)	6,477	4,565
Amortization of debt issuance costs	1,647	2,284	2,207
Amortization of syndication contracts	587	707	1,482
Payments on syndication contracts	(1,258)	(1,698)	(1,976)
Non-cash stock-based compensation	4,771	2,651	2,343
Other (income) loss	—	—	(687)
(Gain) loss on debt extinguishment	29,675	3,743	423
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in restricted cash	—	—	809
(Increase) decrease in accounts receivable	(8,706)	(3,740)	(574)
(Increase) decrease in prepaid expenses and other assets	(509)	321	336
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,255)	(740)	(1,770)

Net cash provided by (used in) operating activities	32,755	40,032	17,611

Cash flows from investing activities:
Purchases of property and equipment and intangibles	(10,174)	(9,856)	(8,524)
Purchase of a business	—	—	(598)

Net cash provided by (used in) investing activities	(10,174)	(9,856)	(9,122)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,806	23	42
Payments on long-term debt	(375,984)	(61,800)	(17,071)
Dividends paid	(11,014)	(10,313)	(5,102)
Proceeds from borrowings on long-term debt	375,000	20,000	—
Payments of capitalized debt offering and issuance costs	(5,697)	(675)	(29)

Net cash provided by (used in) financing activities	(14,889)	(52,765)	(22,160)

Net increase (decrease) in cash and cash equivalents	7,692	(22,589)	(13,671)
Cash and cash equivalents:
Beginning	36,130	58,719	72,390

Ending	$43,822	$36,130	$58,719

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$32,586	$35,422	$36,428

Income taxes	$838	$(365)	$1,225

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter referred to collectively as the “Company”) is a diversified Spanish-language media company utilizing a combination of television and radio operations, together with mobile, digital and other interactive media platforms, to reach Hispanic consumers across the United States, as well as the border markets of Mexico. The Company’s management has determined that the Company operates in two reportable segments as of December 31, 2013, based upon the type of advertising medium, which consist of television broadcasting and radio broadcasting. As of December 31, 2013, the Company owns and/or operates 58 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and the Washington, D.C. area, consisting primarily of Univision Communications Inc. (“Univision”) affiliated stations. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 19 markets located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

The Company has consolidated one entity for which it is the primary beneficiary. Total net assets and results of operations of the entity as of and for the year ended December 31, 2013 are not significant.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s operations are affected by numerous factors, including changes in audience acceptance (i.e. ratings), priorities of advertisers, new laws and governmental regulations and policies and technological advances. The Company cannot predict if any of these factors might have a significant impact on the television and radio advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, stock-based compensation, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, fair values of derivative instruments, disclosure of the fair value of debt, deferred income taxes and the purchase price allocations used in the Company’s acquisitions.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2013, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that was not significant for the year ended December 31, 2013, and was $1.0 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively. The net charge off of bad debts aggregated $1.1 million, $0.7 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

As of December 31, 2013, the fair value of the Company’s long-term debt was approximately $364.1 million, based on an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, the fair value of the Company’s long-term debt was approximately $371.3 million, respectively, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

The carrying values of receivables, payables and accrued expenses approximate fair value due to the short maturity of these instruments.

Derivative Instruments

The Company uses derivatives in the management of interest rate risk with respect to interest expense on variable rate debt. The Company’s current policy prohibits entering into derivative instruments for speculation or trading purposes. The Company is party to interest rate swap agreements with financial institutions that will fix the variable benchmark component (LIBOR) of the Company’s interest rate on a portion of its term loan beginning December 31, 2015.

ASC 820, “Fair Value Measurements and Disclosures”, requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is a component of other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. See Notes 8 and 9 for further discussion of derivative instruments.

Off-balance Sheet Financings and Liabilities

Other than lease commitments, legal contingencies incurred in the normal course of business, employment contracts for key employees and the interest rate swap agreements (see Notes 8, 9, 11 and 15), the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material variable-interest entities that are not included in the consolidated financial statements.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. Revenue for the carriage of the Company’s Univision- and UniMás-affiliated television station signals is recognized over the life of each agreement with the cable, satellite and internet-based television service providers. Advertising related to carriage of the Company’s Univision- and UniMás-affiliated television station signals is recognized at the time of broadcast. Retransmission consent revenue was $22.2 million, $20.2 million and $17.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Trade costs were approximately $0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term, expected volatility of the underlying stock, risk-free rate, and expected dividends. The expected volatility is based on historical volatility of the Company’s common stock and other relevant factors. The expected term assumptions are based on the Company’s historical experience and on the terms and conditions of the stock-based awards. The risk free-rate is based on observed interest rates appropriate for the expected terms of the Company’s stock options. The dividend rate is based on the Company’s dividend policy.

The Company classifies cash flows from excess tax benefits from exercised options in excess of the deferred tax asset attributable to stock-based compensation costs as financing cash flows.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Basic earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$133,825	$13,601	$(8,200)

Denominator:
Weighted average common shares outstanding, basic	87,401,123	85,882,646	85,051,066

Per share:
Net income (loss) per share applicable to common stockholders	$1.53	$0.16	$(0.10)

Diluted earnings per share:
Numerator:
Net income (loss) applicable to common stockholders	$133,825	$13,601	$(8,200)

Denominator:
Weighted average common shares outstanding	87,401,123	85,882,646	85,051,066
Dilutive securities:
Stock options	1,625,668	89,418	—
Restricted stock units	311,905	342,142	—

Diluted shares outstanding	89,338,696	86,314,206	85,051,066
Per share:
Net income (loss) per share applicable to common stockholders	$1.50	$0.16	$(0.10)

Basic earnings per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the year ended December 31, 2013, and 2012, a total of 5,670,908 and 8,573,761 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the year ended December 31, 2011, all dilutive securities have been excluded, as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 610,650 equivalent shares of dilutive securities for the year ended December 31, 2011.

Comprehensive Income

For the years ended December 31, 2013, 2012 and 2011, the Company had comprehensive income of $0.2 million, $0, and $0, respectively, related to the fair value of swaps.

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

As a result of the Company’s obtaining control of LER, the Company’s previously-held 50% interest was remeasured to its fair value of $1.1 million. The resulting gain of $0.7 million is included in the line item ‘Other income (loss)’ on the consolidated statement of operations. LER is now known as Entravision Solutions.

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	Television	Radio	Total
December 31, 2013 and 2012	$35,912	$735	$36,647

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2013 and 2012 is as follows (in thousands):

		2013			2012
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	8	$65,089	$46,530	$18,559	$65,089	$44,210	$20,879
Customer base	3	746	473	273	746	382	364
Other	18	25,655	24,675	980	25,655	24,549	1,106

Total intangible assets subject to amortization		$91,490	$71,678	19,812	$91,490	$69,141	22,349

Intangible assets not subject to amortization:
FCC licenses				220,701			220,701

Total intangible assets				$240,513			$243,050

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amount of amortization expense for the years ended December 31, 2013, 2012 and 2011 was approximately $2.5 million, $2.7 million and $3.8 million, respectively. Estimated amortization expense for each of the years ended December 31, 2014 through 2018 is as follows (in thousands):

Estimated Amortization Expense	Amount
2014	$2,500
2015	2,500
2016	2,500
2017	2,400
2018	2,300

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

The Company conducted a review of the fair value of the television and radio reporting units in 2013 and 2012. The fair value of each reporting unit was primarily determined by using a combination of a market approach and an income approach. The income approach estimates fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of that reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on internal forecasts about future performance. The market-based approach used comparable company earnings multiples. Based on the assumptions and projections, the television and radio reporting unit fair values were both greater than their respective carrying values. As a result, the Company passed the first step of the goodwill impairment test for both reporting units and no impairment of goodwill was recorded for the years ended December 31, 2013 and 2012.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2013 and 2012. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company did not record impairment of FCC licenses for the years ended December 31, 2013 and 2012.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2013 and 2012 consists of (in millions):

	Estimated useful life (years)	2013	2012
Buildings	39	$18.6	$18.6
Construction in progress	—	2.8	1.3
Transmission, studio and other broadcast equipment	5-15	159.9	158.0
Office and computer equipment	3-7	24.2	21.0
Transportation equipment	5	6.5	6.3
Leasehold improvements and land improvements	Lesser of lease life or useful life	22.7	22.2

		234.7	227.4
Less accumulated depreciation		184.1	173.4

		50.6	54.0
Land		8.2	7.4

		$58.8	$61.4

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2013 and 2012 consist of (in millions):

	2013	2012
Accounts payable	$4.9	$6.9
Accrued payroll and compensated absences	8.5	5.3
Accrued bonuses	1.0	—
Professional fees	0.5	0.4
Accrued interest	2.2	11.8
Deferred revenue	2.6	2.3
Accrued national representation fees	1.3	1.3
Other	10.3	11.2

	$31.3	$39.2

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LONG-TERM DEBT

Long-term debt as of December 31, 2013 and 2012 is summarized as follows (in millions):

	2013	2012
Notes, net of discount of $0 million and $3.0 million	$—	$320.9
Term Loan	$364.1	$20.0

	364.1	340.9
Less current maturities	3.8	0.2

	$360.3	$340.7

The scheduled maturities of long-term debt as of December 31, 2013 are as follows (in millions):

Year	Amount
2014	$3.8
2015	3.8
2016	3.8
2017	3.8
2018	3.8
Thereafter	345.1

$364.1

For the years ended December 31, 2013 and 2012, the Company recognized an increase of $0.3 million and $0.6 million in interest expense, respectively, related to amortization of the bond discount.

Notes

The following discussion pertains to the Company’s 8.75% senior secured first lien notes due 2017, (the “Notes”), and the indenture governing the Notes, (the “Indenture”), as the same existed during the year ended December 31, 2013. This discussion is qualified in its entirety by reference to the full text of the Notes and the Indenture. On August 2, 2013, the Company redeemed the then outstanding Notes and the Indenture was terminated.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As discussed in more detail below, on August 2, 2013, the Company redeemed the then outstanding Notes and the Indenture was terminated.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Borrowings under the Term Loan A Facility were used on the closing date of the 2013 Credit Facility (the “Closing Date”) (together with cash on hand) to (a) repay in full all of the outstanding obligations of the Company and its subsidiaries under the 2012 Credit Agreement and to terminate the 2012 Credit Agreement, and (b) pay fees and expenses in connection with the 2013 Credit Facility. As discussed in more detail below, on August 1, 2013, the Company drew on the Company’s Term Loan B Facility to (a) repay in full all of the outstanding loans under the Term Loan A Facility and (b) redeem in full all of the then outstanding Notes. The Company intends to use any future borrowings under the Revolving Credit Facility to provide for working capital, capital expenditures and other general corporate purposes of the Company and from time to time fund a portion of certain acquisitions, in each case subject to the terms and conditions set forth in the 2013 Credit Agreement.

The 2013 Credit Facility is guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries (the “Credit Parties”). The 2013 Credit Facility is secured on a first priority basis by the Company’s and the Credit Parties’ assets. Upon the redemption of the then outstanding Notes, the security interests and guaranties of the Company and its Credit Parties under the Indenture and the Notes were terminated and released.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, the Company’s effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the Company’s entering into the 2013 Credit Agreement, the Company and the Credit Parties also entered into an Amended and Restated Security Agreement, pursuant to which the Company and the Credit Parties each granted a first priority security interest in the collateral securing the 2013 Credit Facility for the benefit of the lenders under the 2013 Credit Facility.

On August 1, 2013, the Company drew on borrowings under the Company’s Term Loan B Facility. The borrowings were used to (i) repay in full all of the outstanding loans under the Company’s Term Loan A Facility; (ii) redeem in full and terminate all of its outstanding obligations (the “Redemption”) on August 2, 2013 (the

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Redemption Date”) under the Indenture, in an aggregate principal amount of approximately $324 million, and (iii) pay any fees and expenses in connection therewith. The redemption price for the redeemed Notes was 106.563% of the principal amount, plus accrued and unpaid interest thereon to the Redemption Date.

The Redemption constituted a complete redemption of the then outstanding Notes, such that no amount remained outstanding following the Redemption. Accordingly, the Indenture has been satisfied and discharged in accordance with its terms and the Notes have been cancelled, effective as of the Redemption Date. The Company recorded a loss on debt extinguishment of $29.7 million, primarily due to the premium associated with the redemption of the Notes, the unamortized bond discount and finance costs.

On December 31, 2013, the Company made a prepayment of $10 million to reduce the amount of loans outstanding under the Term Loan B facility.

The carrying amount and estimated fair value of the Term Loan B as of December 31, 2013 were both $364.1 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

8. DERIVATIVE INSTRUMENTS

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. As of December 31, 2013, the change in fair value of the interest rate swap agreements totaling $0.2 million , net of tax, was reflected in accumulated other comprehensive income. As of December 31, 2013, the Company estimates that none of the unrealized gains included in accumulated other comprehensive income related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap asset as of December 31, 2013 was $0.4 million and was recorded in “Other assets” in the consolidated balance sheets. See Note 9 for discussion of the fair value measurements concerning this interest rate swap.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	December 31, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$0.4	$—	$0.4	$—

10. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Current
Federal	$—	$—	$—
State	0.6	0.6	0.4
Foreign	0.2	0.3	0.6

	0.8	0.9	1.0

Deferred
Federal	(121.6)	4.8	4.4
State	(13.3)	0.4	0.4

	(134.9)	5.2	4.8

Total provision for taxes	$(134.1)	$6.1	$5.8

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision (benefit) differs from the amount of income tax determined by applying the Company’s federal corporate income tax rate of 34% to pre-tax income for the years ended December 31, 2013, 2012 and 2011 due to the following (in millions):

	2013	2012	2011
Computed “expected” tax provision (benefit)	$(0.1)	$6.7	$(0.8)
Change in income tax resulting from:
State taxes, net of federal benefit	(8.4)	1.2	0.4
Foreign taxes	0.2	0.3	0.6
Change in valuation allowance	(126.0)	(2.2)	5.6
Other	0.2	0.1	—

	$(134.1)	$6.1	$5.8

The components of the deferred tax assets and liabilities at December 31, 2013, 2012 and 2011 consist of the following (in millions):

	2013	2012
Deferred tax assets:
Accrued expenses	$3.5	$2.8
Accounts receivable	2.4	2.8
Net operating loss carryforward	125.5	110.5
Stock-based compensation	5.2	4.4
Capital loss in investment in a domestic subsidiary	—	10.2
Intangible assets	16.9	25.8
Credits	1.0	0.8
Other	0.9	3.5

	155.4	160.8
Valuation allowance	(1.4)	(145.5)

Net deferred tax assets	$154.0	$15.3

Deferred tax liabilities:
Non-long lived intangible assets	$(4.9)	$(4.3)
Long-lived Intangible assets	(55.4)	(48.3)
Property and equipment	(1.2)	(2.0)
Deferred state taxes	(2.5)	(5.5)

	(64.0)	(60.1)

	$90.0	$(44.8)

As of December 31, 2013, the Company has federal and state net operating loss carryforwards of approximately $336.1 and $248.8 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards will expire during the years 2020 through 2033. The state net operating loss carryforwards will expire during the years 2014 through 2033. Of the $248.8 million of state net operating loss carryforwards, $4.2 million will expire in 2014.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Not included in the deferred tax assets attributable to net operating losses as of December 31, 2013 and December 31, 2012 are approximately $3 million and $1.6 million, respectively, of gross deferred tax assets attributable to stock option exercises and vesting of restricted stock units because the benefit of such losses have not reduced income tax payable.

Utilization of the Company’s U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2013, the Company believes that utilization of its federal net operating losses and foreign tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code.

Prior to December 31, 2013, the Company maintained a valuation allowance for the entire deferred tax assets as a result of uncertainties regarding their realization due to historical losses, the variability of operating results, and limited visibility into future projected results. This valuation allowance was maintained since the likelihood of the realization of those assets had not become more likely than not based on the Company’s assessment of available evidence. The Company periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets is highly subjective and requires significant judgment. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) future taxable income exclusive of reversing temporary differences and carryforwards; and (4) tax planning strategies. Based on the Company’s analysis and a review of all positive and negative evidence such as historical operations, future projections of taxable income and tax planning strategies that are prudent and feasible, the Company determined that it was more likely than not that the deferred tax assets would be realized except for certain expiring state net operating loss carryforwards. Accordingly, the Company reversed a valuation allowance of approximately $144 million and recorded the reduction as a tax benefit for the period. For the years ended December 31, 2013 and 2012, the Company had a valuation allowance of $1.4 million and $145.5 million, respectively.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2011	$6.4
Change in balances related to tax positions	—

Balance at December 31, 2012	$6.4
Change in balances related to tax positions	—

Balance at December 31, 2013	$6.4

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, the Company had $6.4 million of gross unrecognized tax benefits for uncertain tax positions, of which $0.9 million would affect the effective tax rate if recognized.

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2013 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2013, the Company had no significant accrued interest and penalties related to uncertain tax positions due to the net operating losses.

The Company is subject to taxation in the United States, various states and Mexico. The tax years 2010 to 2013 and 2009 to 2013 remain open to examination by federal and state taxing jurisdictions, respectively, and the tax years 2003 to 2013 remain open to examination by foreign jurisdiction. Net operating losses from years from which the statute of limitations have expired (2009 and prior for federal and 2008 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.

11. COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through February 2017, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $19.2 million. The annual commitments range from $0.2 million to $12.4 million.

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

The approximate future minimum lease payments under these non-cancelable operating leases at December 31, 2013 are as follows (in millions):

Amount
2014	8.7
2015	8.0
2016	6.3
2017	4.0
2018	3.3
Thereafter	18.3

$48.6

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $9.8 million, $10.2 million and $10.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Employment Agreements

The Company has entered into an employment agreement (the “Employment Agreement”) through December 2016 with an executive officer who is also a stockholder and director. The Employment Agreement provides that a minimum annual base salary and a bonus be paid. The company paid a total of $0.2 million, $0.5 million, and $0 million of bonuses to this executive for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, the Employment Agreement provides for a continuation of the executive’s annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Employment Agreement. A new agreement with this executive officer was entered into effective January 2014.

12. STOCKHOLDERS’ EQUITY

The Second Amended and Restated Certificate of Incorporation of the Company authorizes both common and preferred stock.

Common Stock

The Company’s common stock has three classes, identified as Class A common stock, Class B common stock and Class U common stock. The Class A common stock and Class B common stock have similar rights and privileges, except that the Class B common stock is entitled to ten votes per share as compared to one vote per share for the Class A common stock. Each share of Class B common stock is convertible at the holder’s option into one fully paid and nonassessable share of Class A common stock and is required to be converted into one share of Class A common stock upon the occurrence of certain events as defined in the Second Amended and Restated Certificate of Incorporation.

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

During the year ended December 31, 2013, the Company paid a cash dividend of $0.125 per share, or $11.0 million, on all shares of Class A, Class B, and Class U common stock. During the year ended December 31, 2012, the Company paid a cash dividend of $0.12 per share, or $10.3 million, on all shares of Class A, Class B, and Class U common stock.

13. EQUITY INCENTIVE PLANS

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Fair value of options granted	$1.69	$1.26	$1.33
Expected volatility	91%	89%	78%
Risk-free interest rate	1.3%	1.5%	2.2%
Expected lives	7.0 years	7.0 years	7.0 years
Dividend rate	—	—	—

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2010	7,856	$7.12

Granted	260	$2.03
Exercised	(25)	1.73		$14
Forfeited or cancelled	(886)	9.39

Outstanding at December 31, 2011	7,205	$6.68

Granted	2,592	$1.64

Exercised	(50)	0.46		$45

Forfeited or cancelled	(1,540)	9.72

Outstanding at December 31, 2012	8,207	$4.55

Granted	2,815	$2.18

Exercised	(1,683)	1.67		$4,965

Forfeited or cancelled	(1,622)	5.70

Outstanding at December 31, 2013	7,717	$4.05	6.08	$22,023

Exercisable at December 31, 2013	3,611	$6.38	2.96	$5,346
Expected to Vest at December 31, 2013	4,106	$2.01	8.86	$16,744

Stock-based compensation expense related to the Company’s employee stock option plans was $4.4 million, $1.6 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, there was approximately $3.0 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 1.2 years.

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock and Restricted Stock Units

The following is a summary of nonvested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested balance at December 31, 2010	1,441	$4.43

Granted	1,003	1.78
Vested	(512)	5.28
Forfeited or cancelled	(22)	3.69

Nonvested balance at December 31, 2011	1,910	$2.81

Vested	(840)	3.37
Forfeited or cancelled	(55)	1.97

Nonvested balance at December 31, 2012	1,015	$2.43

Vested	(487)	2.16
Forfeited or cancelled	(34)	1.78

Nonvested balance at December 31, 2013	494	$2.73

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $0.4 million, $1.0 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, there was approximately $0.1 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 0.5 years.

The fair value of shares vested related to grants of restricted stock and restricted stock units was $0.8 million, $1.3 million, and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

14. RELATED-PARTY TRANSACTIONS

Univision provides network compensation to the Company and acts as the Company’s exclusive sales representative for the sale of all national advertising aired on Univision-affiliate television stations.

At December 31, 2013 Univision owns approximately 10% of the Company’s common stock on a fully-converted basis.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted to Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2013	2012	2013	2012	2013	2012
Trade receivables	$7,102	$4,916	$—	$—	$7,102	$4,916
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net	18,559	20,880	—	—	18,559	20,880
Advances payable	—	—	118	118	118	118
Accounts payable	$3,994	$3,576	$—	$—	$3,994	$3,576

	Univision			Other			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Direct operating expenses (1)	$10,322	$10,599	$8,373	$—	$—	$—	$10,322	$10,599	$8,373
Amortization	2,321	2,633	3,617	—	—	—	2,321	2,633	3,617
Interest expense	—	—	—	—	—	30	—	—	30

(1)	Consists primarily of national representation fees paid to Univision.

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and Univision. As of December 31, 2013, 2012 and 2011 these balances totaled $2.8 million, $2.3 million and $2.2 million, respectively.

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (AOCI) consists of interest rate swap agreements, and is reported net of the related income tax effect of $0.2 million and $0 million as of December 31, 2013 and 2012, respectively. The following table summarizes the components of AOCI as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Interest rate swap agreements	$(234)	$—

	$(234)	$—

16. LITIGATION

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

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SEGMENT DATA

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the years ended December 31, 2013, 2012 and 2011. There was approximately $8.6 million and $10.5 million of assets in Mexico at December 31, 2013 and 2012, respectively.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change 2013 to 2012	% Change 2012 to 2011
	2013	2012	2011
Net Revenue
Television	$156,994	$156,839	$131,490	0%	19%
Radio	66,922	66,414	62,906	1%	6%

Consolidated	223,916	223,253	194,396	0%	15%

Direct operating expenses
Television	63,623	56,664	53,789	12%	5%
Radio	40,063	35,592	34,801	13%	2%

Consolidated	103,686	92,256	88,590	12%	4%

Selling, general and administrative expenses
Television	15,797	20,571	19,606	(23)%	5%
Radio	15,759	17,247	16,905	(9)%	2%

Consolidated	31,556	37,818	36,511	(17)%	4%

Depreciation and amortization
Television	12,084	13,312	15,189	(9)%	(12)%
Radio	2,869	3,114	3,464	(8)%	(10)%

Consolidated	14,953	16,426	18,653	(9)%	(12)%

Segment operating profit
Television	65,490	66,292	42,906	(1)%	55%
Radio	8,231	10,461	7,736	(21)%	35%

Consolidated	73,721	76,753	50,642	(4)%	52%
Corporate expenses	19,771	17,976	15,669	10%	15%

Operating income (loss)	$53,950	$58,777	$34,973	(8)%	68%

Capital expenditures
Television	$7,243	$8,339	$6,494
Radio	2,505	1,561	1,724

Consolidated	$9,748	$9,900	$8,218

Total assets
Television	$412,487	$313,904	$342,462
Radio	125,750	124,147	124,859

Consolidated	$538,237	$438,051	$467,321

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

Year ended December 31, 2013:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$49,087	$56,950	$57,786	$60,093	$223,916
Net income (loss) applicable to common stockholders	(957)	5,073	(21,384)	151,093	133,825
Net income (loss) per share, basic	$(0.01)	$0.06	$(0.24)	$1.72	$1.53
Net income (loss) per share, diluted	$(0.01)	$0.06	$(0.24)	$1.67	$1.50

Year ended December 31, 2012:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$46,524	$54,491	$58,486	$63,752	$223,253
Net income (loss) applicable to common stockholders	(3,395)	2,066	7,233	7,697	13,601
Net income (loss) per share, basic and diluted	$(0.04)	$0.02	$0.08	$0.09	$0.16

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2013	$4,396	$(166)	$92	$(1,123)	$3,199
Year ended December 31, 2012	$3,926	$1,042	$95	$(667)	$4,396
Year ended December 31, 2011	$5,099	$894	$533	$(2,600)	$3,926
Deferred tax valuation allowance
Year ended December 31, 2013	$145,470	$(144,038)	$—	$—	$1,432
Year ended December 31, 2012	$148,364	$(2,894)	$—	$—	$145,470
Year ended December 31, 2011	$142,561	$5,803	$—	$—	$148,364

(1)	Other adjustments represent recoveries and increases in the allowance for doubtful accounts.