Form 10-Q
period 2014-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2014-05-09
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

Yes  ☐     No  ☒

As of May 5, 2014, there were 60,974,640 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 18,930,035 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2014

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

—	risks related to our history of operating losses, our substantial indebtedness or our ability to raise capital;
—

provisions of our debt instruments, including the agreement dated as of May 31, 2013, or the 2013 Credit Agreement, which governs our current credit facility, or the 2013 Credit Facility, the terms of which restrict certain aspects of the operation of our business;

—	our continued compliance with all of our obligations, including financial covenants and ratios, under the 2013 Credit Agreement;
—	cancellations or reductions of advertising due to the then current economic environment or otherwise;
—	advertising rates remaining constant or decreasing;
—	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
—	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;
—	our relationship with Univision Communications Inc., or Univision;
—	the extent to which we continue to generate revenue under retransmission consent agreements;
—

subject to restrictions contained in the 2013 Credit Agreement, the overall success of our acquisition strategy, which historically has included developing media clusters in key U.S. Hispanic markets, and the integration of any acquired assets with our existing business;

—	industry-wide market factors and regulatory and other developments affecting our operations;
—	economic uncertainty;
—	the impact of any potential future impairment of our assets;
—	risks related to changes in accounting interpretations; and
—

the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new federal healthcare laws, including the Affordable Care Act, the rules and regulations promulgated thereunder and any executive action with respect thereto.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 26 of our Annual Report on Form 10-K for the year ended December 31, 2013.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$47,125	$43,822
Trade receivables, net of allowance for doubtful accounts of $3,139 and $3,199 (including related parties of $8,374 and $7,102)	53,721	57,043
Deferred income taxes	6,100	6,100
Prepaid expenses and other current assets (including related parties of $274 and $274)	4,892	4,087
Total current assets	111,838	111,052
Property and equipment, net of accumulated depreciation of $186,943 and $184,084	57,709	58,765
Intangible assets subject to amortization, net of accumulated amortization of $72,304 and $71,678 (including related parties of $17,978 and $18,559)	19,186	19,812
Intangible assets not subject to amortization	220,701	220,701
Goodwill	36,647	36,647
Deferred income taxes	81,894	83,856
Other assets	6,802	7,404
Total assets	$534,777	$538,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$3,750
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,938 and $3,994)	24,313	31,246
Total current liabilities	28,181	35,114
Long-term debt, less current maturities	359,375	360,313
Other long-term liabilities	7,320	6,786
Total liabilities	394,876	402,213

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2014 60,972,640; 2013 59,793,603	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2014 18,930,035; 2013 18,969,222	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2014 and 2013 9,352,729	1	1
Additional paid-in capital	927,497	927,377
Accumulated deficit	(787,208)	(791,596)
Accumulated other comprehensive income (loss)	(397)	234
Total stockholders' equity	139,901	136,024
Total liabilities and stockholders' equity	$534,777	$538,237

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2014	2013
Net revenue	$52,656	$49,087

Expenses:
Direct operating expenses (including related parties of $2,292 and $2,293) (including non-cash stock-based compensation of $90 and $184)	24,876	24,225
Selling, general and administrative expenses	8,631	7,683
Corporate expenses (including non-cash stock-based compensation of $618 and $688)	4,836	4,497
Depreciation and amortization (includes direct operating of $2,471 and $3,032; selling, general and administrative of $862 and $713; and corporate of $182 and $210) (including related parties of $581 and $581)	3,515	3,955
	41,858	40,360
Operating income (loss)	10,798	8,727
Interest expense	(3,438)	(7,784)
Interest income	12	7
Income (loss) before income taxes	7,372	950
Income tax (expense) benefit	(2,984)	(1,907)
Net income (loss)	$4,388	$(957)

Basic and diluted earnings per share:
Net income (loss) per share,
basic and diluted	$0.05	$(0.01)

Cash dividends declared per common share	$0.03	$-

Weighted average common shares outstanding, basic	88,683,948	86,459,017
Weighted average common shares outstanding, diluted	90,943,866	86,459,017

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2014	2013
Net income (loss)	$4,388	$(957)
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements	(631)	—
Total other comprehensive income (loss)	(631)	—
Comprehensive income (loss)	$3,757	$(957)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$4,388	$(957)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,515	3,955
Deferred income taxes	2,495	1,842
Amortization of debt issue costs	201	455
Amortization of syndication contracts	122	151
Payments on syndication contracts	(158)	(325)
Non-cash stock-based compensation	708	872
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	3,510	1,916
(Increase) decrease in prepaid expenses and other assets	(993)	(828)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,041)	(8,692)
Net cash provided by (used in) operating activities	6,747	(1,611)
Cash flows from investing activities:
Purchases of property and equipment and intangibles	(1,918)	(2,555)
Net cash provided by (used in) investing activities	(1,918)	(2,555)
Cash flows from financing activities:
Proceeds from stock option exercises	1,636	351
Payments on long-term debt	(938)	-
Dividends paid	(2,224)	-
Net cash provided by (used in) financing activities	(1,526)	351
Net increase (decrease) in cash and cash equivalents	3,303	(3,815)
Cash and cash equivalents:
Beginning	43,822	36,130
Ending	$47,125	$32,315

Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$5,420	$14,383
Income taxes	$489	$65

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2014

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2014 or any other future period.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a diversified Spanish-language media company utilizing a combination of television and radio operations, together with mobile, digital and other interactive media platforms, to reach Hispanic consumers across the United States, as well as the border markets of Mexico.

Related Party

Substantially all of the Company’s stations are Univision- or UniMás-affiliated television stations. The Company’s network affiliation agreements, as amended, with Univision provide certain of its owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to the Company’s consent. Under the Univision network affiliation agreement, the Company retains the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, subject to adjustment from time to time by Univision, but in no event less than four minutes. Under the UniMás network affiliation agreement, the Company retains the right to sell approximately four and a half minutes per hour of the available advertising time the UniMás network, subject to adjustment from time to time by Univision.

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising sales on the Company’s Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During each of the three-month periods ended March 31, 2014 and 2013, the amount the Company paid Univision in this capacity was $2.3 million.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of March 31, 2014, the amount due to the Company from Univision was $8.4 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.7 million and $0.9 million for the three-month periods ended March 31, 2014 and 2013, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2014, there was approximately $2.4 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2014, there was approximately $0.1 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 0.8 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except share and per share data):

	Three-Month Period
	Ended March 31,
	2014	2013
Basic earnings per share:
Numerator:
Net income (loss)	$4,388	$(957)

Denominator:
Weighted average common shares outstanding	88,683,948	86,459,017

Per share:
Net income (loss) per share	$0.05	$(0.01)
Diluted earnings per share:
Numerator:
Net income (loss)	$4,388	$(957)

Denominator:
Weighted average common shares outstanding	88,683,948	86,459,017
Dilutive securities:
Stock options and restricted stock units	2,259,918	-
Diluted shares outstanding	90,943,866	86,459,017
Per share:
Net income (loss) per share	$0.05	$(0.01)

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three-month period ended March 31, 2014, a total of 3,810,582 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the three-month period ended March 31, 2013, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 604,618 for the three-month period ended March 31, 2013.

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

On July 27, 2010, the Company completed the offering and sale of $400 million aggregate principal amount of the Notes. The Notes were issued at a discount of 98.722% of their principal amount with a maturity date of August 1, 2017. Interest on the Notes accrued at a rate of 8.75% per annum from the date of original issuance and was payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. The Company received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness outstanding under the previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to the offering of the Notes and for general corporate purposes.

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

—

prior to August 1, 2013, on one or more occasions, up to 10% of the original principal amount of the Notes during each 12-month period beginning on August 1, 2010, at a redemption price equal to 103% of the principal amount of the Notes, plus accrued and unpaid interest;

—

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

—	prior to August 1, 2013, some or all of the Notes, at a redemption price equal to 100% of the principal amount of the Notes plus a “make-whole” premium plus accrued and unpaid interest; and

—

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

As discussed in more detail below, on August 2, 2013, the Company redeemed the Notes and the Indenture was terminated.

The Company recognized interest expense related to amortization of the bond discount of $0 and $0.1 million for the three-month periods ended March 31, 2014 and 2013, respectively.

2012 Credit Facility

The following discussion pertains to a term loan and revolving credit facility of up to $50.0 million that the Company entered into on December 20, 2012 (the “2012 Credit Facility”), pursuant to an amended and restated agreement dated as of December 20, 2012 (the “2012 Credit Agreement”). The 2012 Credit Facility was terminated on May 31, 2013 when the Company entered into its current term loan and revolving credit facility of up to $405.0 million (the “2013 Credit Facility”). Accordingly, the following discussion summarizes only certain provisions of the 2012 Credit Facility and the 2012 Credit Agreement. This discussion is qualified in its entirety by reference to the full text of the 2012 Credit Agreement.

On December 20, 2012, the Company entered into the 2012 Agreement pursuant to the 2012 Credit Facility. The 2012 Credit Facility had an expiration date of December 20, 2016 and consisted of a four-year $20.0 million term loan facility and a four-year $30.0 million revolving credit facility, which included a $3.0 million sub-facility for letters of credit.

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

In connection with the Company entering into the Indenture and the 2012 Credit Agreement, the Company and the Guarantors also entered into the following agreements:

—

a Security Agreement, pursuant to which the Company and the Guarantors each granted a first priority security interest in the collateral securing the Notes and the 2012 Credit Facility for the benefit of the holders of the Notes and the lender under the 2012 Credit Facility; and

—

the Intercreditor Agreement, in order to define the relative rights of the holders of the Notes and the lender under the 2012 Credit Facility with respect to the collateral securing the Company’s and the Guarantors’ respective obligations under the Notes and the 2012 Credit Facility; and

—	a Registration Rights Agreement, pursuant to which the Company registered the Notes and successfully conducted an exchange offering for the Notes in unregistered form, as originally issued.

Subject to certain exceptions, either the 2012 Credit Agreement, the Indenture, or both, contained various provisions that limited the Company’s ability, among other things, to engage in certain transactions, make acquisitions and dispose of certain assets, as more fully provided therein.

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

Subject to certain exceptions, the 2013 Credit Agreement contains covenants that limit the ability of the Company and the Credit Parties to, among other things:

—	incur additional indebtedness or change or amend the terms of any senior indebtedness, subject to certain conditions;
—	incur liens on the property or assets of the Company and the Credit Parties;
—	dispose of certain assets;
—	consummate any merger, consolidation or sale of substantially all assets;
—	make certain investments;
—	enter into transactions with affiliates;
—	use loan proceeds to purchase or carry margin stock or for any other prohibited purpose;
—	incur certain contingent obligations;
—	make certain restricted payments; and
—	enter new lines of business, change accounting methods or amend the organizational documents of the Company or any Credit Party in any materially adverse way to the agent or the lenders.

The 2013 Credit Agreement also requires compliance with a financial covenant related to total net leverage ratio (calculated as set forth in the 2013 Credit Agreement) in the event that the revolving credit facility is drawn.

The 2013 Credit Agreement also provides for certain customary events of default, including the following:

—	default for three (3) business days in the payment of interest on borrowings under the 2013 Credit Facility when due;
—	default in payment when due of the principal amount of borrowings under the 2013 Credit Facility;
—

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

—

failure by the Company or any Credit Party to comply with any of the other agreements in the 2013 Credit Agreement and related loan documents that continues for thirty (30) days (or ten (10) days in the case of certain financial statement delivery obligations) after officers of the Company first become aware of such failure or first receive written notice of such failure from any lender;

—

default in the payment of other indebtedness if the amount of such indebtedness aggregates to $15.0 million or more, or failure to comply with the terms of any agreements related to such indebtedness if the holder or holders of such indebtedness can cause such indebtedness to be declared due and payable;

—	failure of the Company or any Credit Party to pay, vacate or stay final judgments aggregating over $15.0 million for a period of thirty (30) days after the entry thereof;
—	certain events of bankruptcy or insolvency with respect to the Company or any Credit Party;
—	certain change of control events;
—	the revocation or invalidation of any agreement or instrument governing the Notes or any subordinated indebtedness, including the Intercreditor Agreement; and

—	any termination, suspension, revocation, forfeiture, expiration (without timely application for renewal) or material adverse amendment of any material media license.

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

On December 31, 2013, the Company made a prepayment of $10.0 million to reduce the amount of loans outstanding under the Term Loan B facility.

The carrying amount and estimated fair value of the Term Loan B as of March 31, 2014 were both $363.1 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

Derivative Instruments

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended March 31, 2014 was a loss of $0.6 million, net of tax, and was included in other comprehensive income (loss). As of March 31, 2014, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of March 31, 2014 was $0.7 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	March 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$0.7	$—	$0.7	$—

	December 31, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$0.4	$—	$0.4	$—

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 (in millions):

	2014	2013
Accumulated other comprehensive income (loss) as of January 1,	$0.2	$-
Other comprehensive income (loss)	(1.0)	-
Income tax benefit (expense)	0.4	-
Other comprehensive income (loss), net of tax	(0.6)	-
Accumulated other comprehensive income (loss) as of March 31,	$(0.4)	$-

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards applicable to the Company, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2013 Annual Report on Form 10-K.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2014 and 2013. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period
	Ended March 31,		%
	2014	2013	Change
Net Revenue
Television	$37,741	$34,952	8%
Radio	14,915	14,135	6%
Consolidated	52,656	49,087	7%
Direct operating expenses
Television	14,956	14,988	(0)%
Radio	9,920	9,237	7%
Consolidated	24,876	24,225	3%
Selling, general and administrative expenses
Television	4,495	3,926	14%
Radio	4,136	3,757	10%
Consolidated	8,631	7,683	12%
Depreciation and amortization
Television	2,715	3,217	(16)%
Radio	800	738	8%
Consolidated	3,515	3,955	(11)%
Segment operating profit (loss)
Television	15,575	12,821	21%
Radio	59	403	(85)%
Consolidated	15,634	13,224	18%
Corporate expenses	4,836	4,497	8%
Operating income (loss)	10,798	8,727	24%
Interest expense	(3,438)	(7,784)	(56)%
Interest income	12	7	71%
Income (loss) before income taxes	$7,372	$950	676%
Capital expenditures
Television	$911	$1,786
Radio	923	142
Consolidated	$1,834	$1,928

	March 31,	December 31,
Total assets	2014	2013
Television	$410,786	$412,487
Radio	123,991	125,750
Consolidated	$534,777	$538,237

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

Overview

We are a diversified Spanish-language media company utilizing a combination of television and radio operations, together with mobile, digital and other interactive media platforms, to reach Hispanic consumers across the United States, as well as the border markets of Mexico. We believe that we are the largest independent public media company focused principally on the U.S. Hispanic audience.

We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended March 31, 2014, was $52.7 million. Of that amount, revenue generated by our television segment accounted for 72% and revenue generated by our radio segment accounted for 28%.

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

We generate revenue primarily from sales of national and local advertising time on television and radio stations, and from retransmission consent agreements. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in the broadcasting industry and are due primarily to variations in advertising expenditures by both local and national advertisers.  In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and in years when Univision has rights to broadcast the World Cup, which includes 2014 but currently does not extend past 2014.

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

Highlights

During the first quarter of 2014, we achieved revenue growth in both our television and radio segments. Net revenue increased to $52.7 million, an increase of $3.6 million, or 7%, over the first quarter of 2013. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment increased to $37.7 million in the first quarter of 2014 from $35.0 million in the first quarter of 2013. This increase of approximately $2.7 million, or 8%, in net revenue was primarily due to increases in local advertising revenue and retransmission consent revenue. We generated a total of $6.7 million of retransmission consent revenue in the first quarter of 2014. We anticipate that retransmission consent revenue for the full year 2014 will be greater than it was for the full year 2013 and will continue to be a growing source of net revenues in future periods.

Net revenue in our radio segment increased to $14.9 million in the first quarter of 2014 from $14.1 million in the first quarter of 2013. This increase of $0.8 million, or 6%, in net revenue was primarily due to an increase in national advertising revenue.

Interest expense in the first quarter of 2014 decreased by $4.4 million, or 56%, from the first quarter of 2013, due to our Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than did our redeemed Notes. The Notes had a fixed interest rate of 8.75% while the Term Loan B had an effective interest rate of 3.5% as of March 31, 2014.

Relationship with Univision

Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreements with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to our consent. Under our Univision network affiliation agreement, we retain the right to sell approximately six minutes per hour of the available advertising time on Univision’s primary network, subject to adjustment from time to time by Univision, but in no event less than four minutes. Under our UniMás network affiliation agreement, we retain the right to sell approximately four and a half minutes per hour of the available advertising time on the UniMás network, subject to adjustment from time to time by Univision.

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During each of the three-month periods ended March 31, 2014 and 2013, the amount we paid Univision in this capacity was $2.3 million.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. As of March 31, 2014, the amount due to us from Univision was $8.4 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals.

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

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards applicable to us, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2013 Annual Report on Form 10-K.

Three-Month Periods Ended March 31, 2014 and 2013

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2014	2013	Change
Statements of Operations Data:
Net revenue	$52,656	$49,087	7%
Direct operating expenses	24,876	24,225	3%
Selling, general and administrative expenses	8,631	7,683	12%
Corporate expenses	4,836	4,497	8%
Depreciation and amortization	3,515	3,955	(11)%
	41,858	40,360	4%
Operating income (loss)	10,798	8,727	24%
Interest expense	(3,438)	(7,784)	(56)%
Interest income	12	7	71%
Income (loss) before income taxes	7,372	950	676%
Income tax (expense) benefit	(2,984)	(1,907)	56%
Net income (loss)	$4,388	$(957)	*

Other Data:
Capital expenditures	1,834	1,928
Consolidated adjusted EBITDA (adjusted for non-cash
stock-based compensation) (1)	14,985	13,380
Net cash provided by (used in) operating activities	6,747	(1,611)
Net cash provided by (used in) investing activities	(1,918)	(2,555)
Net cash provided by (used in) financing activities	(1,526)	351
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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of March 31): 2014, 4.6 to 1; 2013, 4.1 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Three-Month Period
	Ended March 31,
	2014	2013
Consolidated adjusted EBITDA (1)	$14,985	$13,380
Interest expense	(3,438)	(7,784)
Interest income	12	7
Income tax (expense) benefit	(2,984)	(1,907)
Amortization of syndication contracts	(122)	(151)
Payments on syndication contracts	158	325
Non-cash stock-based compensation included in direct operating expenses	(90)	(184)
Non-cash stock-based compensation included in corporate expenses	(618)	(688)
Depreciation and amortization	(3,515)	(3,955)
Net income (loss)	4,388	(957)
Depreciation and amortization	3,515	3,955
Deferred income taxes	2,495	1,842
Amortization of debt issue costs	201	455
Amortization of syndication contracts	122	151
Payments on syndication contracts	(158)	(325)
Non-cash stock-based compensation	708	872
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
(Increase) decrease in accounts receivable	3,510	1,916
(Increase) decrease in prepaid expenses and other assets	(993)	(828)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,041)	(8,692)
Cash flows from operating activities	$6,747	$(1,611)

Consolidated Operations

Net Revenue. Net revenue increased to $52.7 million for the three-month period ended March 31, 2014 from $49.1 million for the three-month period ended March 31, 2013, an increase of $3.6 million. Of the overall increase, approximately $2.7 million was generated by our television segment and was primarily attributable to increases in local advertising revenue and retransmission consent revenue. Additionally, $0.8 million of the overall increase was generated by our radio segment and was primarily attributable to an increase in national advertising revenue.

We currently anticipate that net revenue will continue to increase during the remainder of 2014, primarily due to advertising revenue from World Cup and political activity, as well as retransmission consent revenue.

Direct Operating Expenses. Direct operating expenses increased to $24.9 million for the three-month period ended March 31, 2014 from $24.2 million for the three-month period ended March 31, 2013, an increase of $0.7 million. This increase was generated by our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 47% for the three-month period ended March 31, 2014 from 49% for the three-month period ended March 31, 2013. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

We believe that direct operating expenses will continue to increase in dollar terms during the remainder of 2014, primarily as a result of employee salary increases, and an increase in expenses associated with a currently anticipated increase in net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8.6 million for the three-month period ended March 31, 2014 from $7.7 million for the three-month period ended March 31, 2013, an increase of $0.9 million. Of the overall increase, $0.6 million was generated by our television segment and was primarily attributable to increases in bad debt expense and employee benefit costs. Additionally, $0.3 million of the overall increase was generated by our radio segment and was primarily attributable to increases in employee benefits costs and payroll taxes associated with the increase in salary expense. As a percentage of net revenue, selling, general and administrative expenses remained constant at 16% for each of the three-month periods ended March 31, 2014 and 2013.

We believe that selling, general and administrative expenses will continue to increase in dollar terms during the remainder of 2014, primarily as a result of employee salary increases.

Corporate Expenses. Corporate expenses increased to $4.8 million for the three-month period ended March 31, 2014 from $4.5 million for the three-month period ended March 31, 2013, an increase of $0.3 million. The increase was primarily attributable to increases in salary expense and interactive media-related expenses. As a percentage of net revenue, corporate expenses remained constant at 9% for each of the three-month periods ended March 31, 2014 and 2013.

We believe that corporate expenses will continue to increase in dollar terms during the remainder of 2014, primarily as a result of employee salary increases and increased interactive media-related expenses.

Depreciation and Amortization. Depreciation and amortization decreased to $3.5 million for the three-month period ended March 31, 2014 from $4.0 million for the three-month period ended March 31, 2013, a decrease of $0.5 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $10.8 million for the three-month period ended March 31, 2014, compared to $8.7 million for the three-month period ended March 31, 2013.

Interest Expense. Interest expense decreased to $3.4 million for the three-month period ended March 31, 2014 from $7.8 million for the three-month period ended March 31, 2013, a decrease of $4.4 million. This decrease was primarily attributable to our Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than did our redeemed Notes.

Income Tax Expense.  Income tax expense for the three-month period ended March 31, 2014 was $3.0 million, or 40% of our pre-tax income.  Income tax expense for the three-month period ended March 31, 2013 was $1.9 million. The effective income tax rate differed from our statutory rate of 34% due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $37.7 million for the three-month period ended March 31, 2014 from $35.0 million for the three-month period ended March 31, 2013, an increase of approximately $2.7 million. The increase was primarily attributable to increases in local advertising revenue and retransmission consent revenue. We generated a total of $6.7 million and $5.3 million in retransmission consent revenue for the three-month periods ended March 31, 2014 and 2013, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment remained constant at $15.0 million for each of the three-month periods ended March 31, 2014 and 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $4.5 million for the three-month period ended March 31, 2014 from $3.9 million for the three-month period ended March 31, 2013, an increase of $0.6 million. The increase was primarily attributable to increases in bad debt expense and employee benefit costs.

Radio

Net Revenue.  Net revenue in our radio segment increased to $14.9 million for the three-month period ended March 31, 2014 from $14.1 million for the three-month period ended March 31, 2013, an increase of $0.8 million. The increase was primarily attributable to an increase in national advertising revenue.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $9.9 million for the three-month period ended March 31, 2014 from $9.2 million for the three-month period ended March 31, 2013, an increase of $0.7 million. The increase was primarily attributable to an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $4.1 million for the three-month period ended March 31, 2014 from $3.8 million for the three-month period ended March 31, 2013, an increase of $0.3 million. The increase was primarily attributable to increases in employee benefits costs and payroll taxes associated with the increase in salary expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income of approximately $133.8 million, and $13.6 million for the years ended December 31, 2013 and 2012, respectively, and a net loss of approximately $8.2 million for the year ended December 31, 2011. We had positive cash flow from operations of $32.8 million, $40.0 million and $17.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. We generated cash flow from operations of $6.7 million for the three-month period ended March 31, 2014 and we expect to have positive cash flow from operations for the 2014 year.  We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

Interest expense in the first quarter of 2014 decreased by $4.4 million, or 56%, from the first quarter of 2013, due to our Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than did our redeemed Notes. The Notes had a fixed interest rate of 8.75% while the Term Loan B had an effective interest rate of 3.5% as of March 31, 2014.

Notes

The following discussion pertains to our Notes and the Indenture, as the same existed during the year ended December 31, 2013. Only certain provisions of the Notes and the Indenture are summarized below. This discussion is qualified in its entirety by reference to the full text of the Notes and the Indenture. On August 2, 2013, we redeemed the then outstanding Notes and the Indenture was terminated.

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

—

prior to August 1, 2013, on one or more occasions, up to 10% of the original principal amount of the Notes during each 12-month period beginning on August 1, 2010, at a redemption price equal to 103% of the principal amount of the Notes, plus accrued and unpaid interest;

—

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

—

prior to August 1, 2013, some or all of the Notes may be redeemed at a redemption price equal to 100% of the principal amount of the Notes plus a “make-whole” premium plus accrued and unpaid interest; and

—

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

On December 20, 2012, we entered into the 2012 Credit Facility pursuant to the 2012 Credit Agreement. The 2012 Credit Facility consisted of a four-year $20.0 million term loan facility and a four-year $30.0 million revolving credit facility that expired on December 20, 2016, which included a $3.0 million sub-facility for letters of credit.

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

In connection with the Company entering into the Indenture and the 2012 Credit Agreement, the Company and the Guarantors also entered into the following agreements:

—

a Security Agreement, pursuant to which the Company and the Guarantors each granted a first priority security interests in the collateral securing the Notes and the 2012 Credit Facility for the benefit of the holders of the Notes and the lender under the 2012 Credit Facility; and

—

the Intercreditor Agreement, in order to define the relative rights of the holders of the Notes and the lender under the 2012 Credit Facility with respect to the collateral securing the Company’s and the Guarantors’ respective obligations under the Notes and the 2012 Credit Facility; and

—	a Registration Rights Agreement, pursuant to which the Company registered the Notes and successfully conducted an exchange offering for the Notes in unregistered form, as originally issued.

Subject to certain exceptions, either the 2012 Credit Agreement, the Indenture, or both, contained various provisions that limited our ability, among other things, to engage in certain transactions, make dividend payments and dispose of certain assets, as more fully provided therein.

2013 Credit Facility

On May 31, 2013, we entered into our 2013 Credit Facility pursuant to the 2013 Credit Agreement. The 2013 Credit Facility consists of the $20.0 million Term Loan A Facility, the $375.0 million senior secured Term Loan B Facility, which was drawn on August 1, 2013 (the “Term Loan B Borrowing Date”), and the $30.0 million senior secured Revolving Credit Facility. In addition, the 2013 Credit Facility provides that we may increase the aggregate principal amount of the 2013 Credit Facility by up to an additional $100.0 million, subject to us satisfying certain conditions.

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

In the event we engage in a transaction that has the effect of reducing the yield of any loans outstanding under the Term Loan B Facility within six months of the Term Loan B Borrowing Date, we will owe the Repricing Fee. Other than the Repricing Fee, the amounts outstanding under the 2013 Credit Facility may be prepaid at our option without premium or penalty, provided that certain limitations are observed, and subject to customary breakage fees in connection with the prepayment of a LIBOR rate loan. The principal amount of the (i) Term Loan A Facility shall be paid in full on the Term Loan B Borrowing Date, (ii) Term Loan B Facility shall be paid in installments on the dates and in the respective amounts set forth in the 2013 Credit Agreement, with the final balance due on the Term Loan B Maturity Date and (iii) Revolving Credit Facility shall be due on the Revolving Loan Maturity Date.

Subject to certain exceptions, the 2013 Credit Facility contains covenants that limit the ability of us and the Credit Parties to, among other things:

—	incur additional indebtedness or change or amend the terms of any senior indebtedness, subject to certain conditions;
—	incur liens on the property or assets of us and the Credit Parties;

—	dispose of certain assets;
—	consummate any merger, consolidation or sale of substantially all assets;
—	make certain investments;
—	enter into transactions with affiliates;
—	use loan proceeds to purchase or carry margin stock or for any other prohibited purpose;
—	incur certain contingent obligations;
—	make certain restricted payments; and
—	enter new lines of business, change accounting methods or amend the organizational documents of us or any Credit Party in any materially adverse way to the agent or the lenders.

The 2013 Credit Facility also requires compliance with a financial covenant related to total net leverage ratio (calculated as set forth in the 2013 Credit Agreement) in the event that the revolving credit facility is drawn.

The 2013 Credit Facility also provides for certain customary events of default, including the following:

—	default for three (3) business days in the payment of interest on borrowings under the 2013 Credit Facility when due;
—	default in payment when due of the principal amount of borrowings under the 2013 Credit Facility;
—

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

—

failure by us or any Credit Party to comply with any of the other agreements in the 2013 Credit Agreement and related loan documents that continues for thirty (30) days (or ten (10) days in the case of certain financial statement delivery obligations) after officers of us first become aware of such failure or first receive written notice of such failure from any lender;

—

default in the payment of other indebtedness if the amount of such indebtedness aggregates to $15.0 million or more, or failure to comply with the terms of any agreements related to such indebtedness if the holder or holders of such indebtedness can cause such indebtedness to be declared due and payable;

—	failure of us or any Credit Party to pay, vacate or stay final judgments aggregating over $15.0 million for a period of thirty (30) days after the entry thereof;
—	certain events of bankruptcy or insolvency with respect to us or any Credit Party;
—	certain change of control events;
—	the revocation or invalidation of any agreement or instrument governing the Notes or any subordinated indebtedness, including the Intercreditor Agreement; and
—	any termination, suspension, revocation, forfeiture, expiration (without timely application for renewal) or material adverse amendment of any material media license.

In connection with our entering into the 2013 Credit Agreement, we and the Credit Parties also entered into an Amended and Restated Security Agreement, pursuant to which we and the Credit Parties each granted a first priority security interest in the collateral securing the 2013 Credit Facility for the benefit of the lenders under the 2013 Credit Facility.

On August 1, 2013, we drew on borrowings under our Term Loan B Facility. The borrowings were used to (i) repay in full all of the outstanding loans under our Term Loan A Facility; (ii) engage in the Redemption, by redeeming in full and terminating all of our outstanding obligations on the Redemption Date under the Indenture, in an aggregate principal amount of approximately $324 million, and (iii) pay any fees and expenses in connection therewith. The redemption price for the redeemed Notes was 106.563% of the principal amount, plus accrued and unpaid interest thereon to the Redemption Date.

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

Derivative Instruments

We use derivatives in the management of interest rate risk with respect to interest expense on variable rate debt. Our current policy prohibits entering into derivative instruments for speculation or trading purposes. We are party to interest rate swap agreements with financial institutions that will fix the variable benchmark component (LIBOR) of our interest rate on a portion of our term loan beginning December 31, 2015.

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

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expenses in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended March 31, 2014 was a loss of $0.6 million, net of tax, and was included in other comprehensive income (loss). As of March 31, 2014, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $15.0 million for the three-month period ended March 31, 2014 from $13.4 million for the three-month period ended March 31, 2013, an increase of $1.6 million, or 12%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 28% for the three-month period ended March 31, 2014 from 27% for the three-month period ended March 31, 2013.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of March 31): 2014, 4.6 to 1; 2013, 4.1 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow provided by operating activities was $6.7 million for the three-month period ended March 31, 2014, compared to net cash flow used in operating activities of $1.6 million for the three-month period ended March 31, 2013. We had net income of $4.4 million for the three-month period ended March 31, 2014. Our net income for the three-month period ended March 31, 2014 was partially offset by non-cash items, including depreciation and amortization expense of $3.5 million. We had a net loss of $1.0 million for the three-month period ended March 31, 2013, which was primarily a result of non-cash items, including depreciation and amortization expense of $4.0 million. We expect to have positive cash flow from operating activities for the 2014 year.

Net cash flow used in investing activities was $1.9 million for the three-month period ended March 31, 2014, compared to net cash flow used in investing activities of $2.6 million for the three-month period ended March 31, 2013. During the three-month period ended March 31, 2014, we spent $1.9 million on net capital expenditures. During the three-month period ended March 31, 2013, we spent $2.6 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $10.0 million for the full year 2014. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $1.5 million for the three-month period ended March 31, 2014, compared to net cash flow provided by financing activities of $0.4 million for the three-month period ended March 31, 2013. During the three-month period ended March 31, 2014, we made a dividend payment of $2.2 million, a debt payment of $0.9 million, and received proceeds of $1.6 million related to the issuance of common stock upon the exercise of stock options. During the three-month period ended March 31, 2013, we received proceeds of $0.4 million related to the issuance of common stock upon the exercise of stock options.

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

Interest Rates

As of March 31, 2014, we had $363.1 million of variable rate bank debt outstanding under our 2013 Credit Facility.  The debt bears interest at LIBOR plus a margin of 2.5%.  The LIBOR rate is subject to a 1.0% floor effectively resulting in an effective interest rate of 3.5% at March 31, 2014. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin.  If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2014 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.6 million based on the outstanding balance of our term loan as of March 31, 2014.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended March 31, 2014 was a loss of $0.6 million, net of tax, and was included in other comprehensive income (loss). As of March 31, 2014, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

ITEM 1A.	RISK FACTORS

No material change.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

10.1*	Third Amendment, dated as of April 23, 2014, to 2004 Equity Incentive Plan.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ CHRISTOPHER T. YOUNG
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: May 9, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Third Amendment, dated as of April 23, 2014, to 2004 Equity Incentive Plan.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.