Form 10-Q
period 2014-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2014-08-07
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

Yes  ☐     No  ☒

As of August 1, 2014, there were 61,062,640 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 18,930,035 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2014

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$39,817	$43,822
Trade receivables, net of allowance for doubtful accounts of $2,775 and $3,199 (including related parties of $10,638 and $7,102)	62,581	57,043
Deferred income taxes	6,100	6,100
Prepaid expenses and other current assets (including related parties of $274 and $274)	5,079	4,087
Total current assets	113,577	111,052
Property and equipment, net of accumulated depreciation of $189,444 and $184,084	57,877	58,765
Intangible assets subject to amortization, net of accumulated amortization of $72,930 and $71,678 (including related parties of $17,399 and $18,559)	22,161	19,812
Intangible assets not subject to amortization	220,701	220,701
Goodwill	50,631	36,647
Deferred income taxes	75,472	83,856
Other assets	6,533	7,404
Total assets	$546,952	$538,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$3,750
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $4,423 and $3,994)	28,950	31,246
Total current liabilities	32,818	35,114
Long-term debt, less current maturities	358,438	360,313
Other long-term liabilities	9,741	6,786
Total liabilities	400,997	402,213

Commitments and contingencies (note 4)

Stockholders' equity (deficit)
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2014 61,032,640; 2013 59,793,603	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2014 18,930,035; 2013 18,969,222	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2014 and 2013 9,352,729	1	1
Additional paid-in capital	925,955	927,377
Accumulated deficit	(778,473)	(791,596)
Accumulated other comprehensive income (loss)	(1,536)	234
Total stockholders' equity (deficit)	145,955	136,024
Total liabilities and stockholders' equity (deficit)	$546,952	$538,237

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net revenue	$61,846	$56,950	$114,502	$106,037

Expenses:
Direct operating expenses (including related parties of $2,944, $2,649, $5,236 and $4,942) (including non-cash stock-based compensation of $127, $295, $217 and $479)	26,753	25,988	51,629	50,213
Selling, general and administrative expenses	8,248	7,424	16,879	15,107
Corporate expenses (including non-cash stock-based compensation of $468, $1,074, $1,086 and $1,762)	5,261	4,736	10,097	9,233
Depreciation and amortization (includes direct operating of $2,415, $2,899, $4,886 and $5,931 selling, general and administrative of $907, $714, $1,769 and $1,427and corporate of $181, $207, $363 and $417 (including related parties of $579, $580, $1,160 and $1,161)	3,503	3,820	7,018	7,775
	43,765	41,968	85,623	82,328
Operating income (loss)	18,081	14,982	28,879	23,709
Interest expense	(3,469)	(7,881)	(6,907)	(15,665)
Interest income	13	9	25	16
Loss on debt extinguishment	—	(130)	—	(130)
Income (loss) before income taxes	14,625	6,980	21,997	7,930
Income tax (expense) benefit	(5,890)	(1,907)	(8,874)	(3,814)
Net income (loss)	$8,735	$5,073	$13,123	$4,116

Basic and diluted earnings per share:
Net income (loss) per share, basic	$0.10	$0.06	$0.15	$0.05
Net income (loss) per share, diluted	$0.10	$0.06	$0.14	$0.05

Cash dividends declared per common share	$0.03	$-	$0.05	$-

Weighted average common shares outstanding, basic	89,276,794	87,074,952	88,982,009	86,768,686
Weighted average common shares outstanding, diluted	91,202,732	89,228,790	91,074,937	88,147,914

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$8,735	$5,073	$13,123	$4,116
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements	(1,139)	—	(1,770)	—
Total other comprehensive income (loss)	(1,139)	—	(1,770)	—
Comprehensive income (loss)	$7,596	$5,073	$11,353	$4,116

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$13,123	$4,116
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,018	7,775
Deferred income taxes	8,291	3,294
Amortization of debt issue costs	404	1,030
Amortization of syndication contracts	244	302
Payments on syndication contracts	(312)	(651)
Non-cash stock-based compensation	1,303	2,241
(Gain) loss on debt extinguishment	—	130
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,632)	(4,327)
(Increase) decrease in prepaid expenses and other assets	(1,261)	(454)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,484)	(637)
Net cash provided by (used in) operating activities	19,694	12,819
Cash flows from investing activities:
Purchases of property and equipment and intangibles	(4,051)	(4,605)
Purchases of a business, net of cash acquired	(15,048)	—
Net cash provided by (used in) investing activities	(19,099)	(4,605)
Cash flows from financing activities:
Proceeds from stock option exercises	1,739	2,392
Payments on long-term debt	(1,875)	(50)
Dividends paid	(4,464)	—
Payments of capitalized debt offering and issuance costs	-	(5,620)
Net cash provided by (used in) financing activities	(4,600)	(3,278)
Net increase (decrease) in cash and cash equivalents	(4,005)	4,936
Cash and cash equivalents:
Beginning	43,822	36,130
Ending	$39,817	$41,066

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$8,685	$14,612
Income taxes	$583	$520

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2014

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising sales on the Company’s Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2014 and 2013, the amount the Company paid Univision in this capacity was $2.9 million and $2.6 million, respectively. During the six-month periods ended June 30, 2014 and 2013, the amount the Company paid Univision in this capacity was $5.2 million and $4.9 million, respectively.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of June 30, 2014, the amount due to the Company from Univision was $10.6 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.6 million and $1.4 million for the three-month periods ended June 30, 2014 and 2013, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $1.3 million and $2.2 million for the six-month periods ended June 30, 2014 and 2013, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of June 30, 2014, there was approximately $1.9 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of June 30, 2014, there was approximately $0.1 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 0.5 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except share and per share data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Basic earnings per share:
Numerator:
Net income (loss)	$8,735	$5,073	$13,123	$4,116

Denominator:
Weighted average common shares outstanding	89,276,794	87,074,952	88,982,009	86,768,686

Per share:
Net income (loss) per share	$0.10	$0.06	$0.15	$0.05

Diluted earnings per share:
Numerator:
Net income (loss)	$8,735	$5,073	$13,123	$4,116

Denominator:
Weighted average common shares outstanding	89,276,794	87,074,952	88,982,009	86,768,686
Dilutive securities:
Stock options and restricted stock units	1,925,938	2,153,838	2,092,928	1,379,228
Diluted shares outstanding	91,202,732	89,228,790	91,074,937	88,147,914

Per share:
Net income (loss) per share	$0.10	$0.06	$0.14	$0.05

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three- and six-month periods ended June 30, 2014, a total of 3,898,562 and 3,854,572 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

The Company recognized interest expense related to amortization of the bond discount of $0.1 million and 0.3 million for the three- and six-month periods ended June 30, 2013, respectively.

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

The Company’s borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of June 30, 2014, the Company’s effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

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

The carrying amount and estimated fair value of the Term Loan B as of June 30, 2014 were both $362.2 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

Derivative Instruments

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three- and six-month periods ended June 30, 2014 was a loss of $1.1 million and $1.8 million, net of tax, respectively, and was included in other comprehensive income (loss). As of June 30, 2014, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of June 30, 2014 was $2.5 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

a

	June 30, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$2.5	$—	$2.5	$—

	December 31, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$0.4	$—	$0.4	$—

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2014 and 2013 (in millions):

	2014	2013
Accumulated other comprehensive income (loss) as of January 1,	$0.2	$—
Other comprehensive income (loss)	(2.9)	—
Income tax benefit (expense)	1.1	—
Other comprehensive income (loss), net of tax	(1.8)	—
Accumulated other comprehensive income (loss) as of June 30,	$(1.6)	$—

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses. There were no significant sources of revenue generated outside the United States during the three- and six-month periods ended June 30, 2014 and 2013. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2014	2013	Change	2014	2013	Change
Net Revenue
Television	$43,151	$39,590	9%	$80,892	$74,542	9%
Radio	18,695	17,360	8%	33,610	31,495	7%
Consolidated	61,846	56,950	9%	114,502	106,037	8%

Direct operating expenses
Television	16,152	15,991	1%	31,108	30,979	0%
Radio	10,601	9,997	6%	20,521	19,234	7%
Consolidated	26,753	25,988	3%	51,629	50,213	3%

Selling, general and administrative expenses
Television	4,034	3,582	13%	8,529	7,508	14%
Radio	4,214	3,842	10%	8,350	7,599	10%
Consolidated	8,248	7,424	11%	16,879	15,107	12%

Depreciation and amortization
Television	2,671	3,114	(14)%	5,386	6,331	(15)%
Radio	832	706	18%	1,632	1,444	13%
Consolidated	3,503	3,820	(8)%	7,018	7,775	(10)%

Segment operating profit
Television	20,294	16,903	20%	35,869	29,724	21%
Radio	3,048	2,815	8%	3,107	3,218	(3)%
Consolidated	23,342	19,718	18%	38,976	32,942	18%

Corporate expenses	5,261	4,736	11%	10,097	9,233	9%
Operating income (loss)	18,081	14,982	21%	28,879	23,709	22%

Interest expense	(3,469)	(7,881)	(56)%	(6,907)	(15,665)	(56)%
Interest income	13	9	44%	25	16	56%
Gain (loss) on debt extinguishment	—	(130)	(100)%	—	(130)	(100)%
Income (loss) before income taxes	$14,625	$6,980	110%	$21,997	$7,930	177%

Capital expenditures
Television	$1,662	$1,769		$2,574	$3,555
Radio	831	544		1,755	686
Consolidated	$2,493	$2,313		$4,329	$4,241

	June 30,	December 31,
Total assets	2014	2013
Television	$400,395	$412,487
Radio	146,557	125,750
Consolidated	$546,952	$538,237

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

5. ACQUISITION

On June 18, 2014, the Company completed the acquisition of 100% of the common shares of Pulpo Media, Inc. (“Pulpo”), a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Latin America. The Company acquired Pulpo in order to acquire additional digital media platforms that the Company believes will enhance its offerings to the U.S. Hispanic marketplace. The transaction was funded from the Company’s cash on hand, for an aggregate cash consideration of $15.0 million, net of cash acquired of $0.7 million, and contingent consideration with a fair value of $1.4 million as of the acquisition date.

The following is a summary of the initial purchase price allocation for the Company’s acquisition of Pulpo (unaudited; in millions):

Accounts receivable	$1.7
Prepaids and other assets	0.1
Property and equipment	0.5
Intangible assets subject to amortization	3.6
Goodwill	14.0
Current liabilities	(1.9)
Deferred Tax	(1.6)

The acquisition of Pulpo includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Pulpo based upon the achievement of certain annual performance benchmarks over a three-year period. Amounts are payable 90 days after each fiscal year end beginning December 31, 2014. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the three-year period is between $0 and $3.0 million. The fair value of the contingent consideration recognized on the acquisition date of $1.4 million was estimated by applying the real options approach.

The fair value of the assets acquired includes trade receivables of $1.6 million. The gross amount due under contract is $1.7 million, of which $0.1 million is expected to be uncollectable.

The goodwill, which is expected to be deductible for tax purposes, is assigned to the radio broadcasting segment and is attributable to Pulpo’s workforce and expected synergies from combining Pulpo’s operations with the Company’s.  The changes in the carrying amount of goodwill for each of the Company’s operating segments for the six-month period ended June 30, 2014 are as follows (in thousands):

	December 31,		June 30,
	2013	Acquisition	2014
Television	$35,912	$-	$35,912
Radio	735	13,984	14,719
Consolidated	$36,647	$13,984	$50,631

Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s financial condition or results of operations for any of the periods presented.

The fair value of the acquired intangible assets and contingent consideration is provisional pending receipt of the final valuations for those assets.

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

We operate in two reportable segments: television broadcasting and radio broadcasting. Our net revenue for the three-month period ended June 30, 2014, was $61.8 million. Of that amount, revenue generated by our television segment accounted for 70% and revenue generated by our radio segment accounted for 30%.

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

Highlights

During the second quarter of 2014, we achieved revenue growth in both our television and radio segments. Net revenue increased to $61.8 million, an increase of $4.8 million, or 9%, over the second quarter of 2013. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

On June 18, 2014, we completed the acquisition of 100% of the common shares of Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Latin America. We acquired Pulpo in order to acquire additional digital media platforms that we believe will enhance our offerings to the U.S. Hispanic marketplace. The transaction was funded from our cash on hand, for an aggregate cash consideration of $15.0 million, net of cash acquired of $0.7 million, and a contingent consideration with a fair value of $1.4 million as of the acquisition date.

Net revenue in our television segment increased to $43.1 million in the second quarter of 2014 from $39.6 million in the second quarter of 2013. This increase of approximately $3.5 million, or 9%, in net revenue was primarily due to advertising revenue from the World Cup, and an increase in retransmission consent revenue. We generated a total of $6.8 million of retransmission consent revenue in the second quarter of 2014. We anticipate that retransmission consent revenue for the full year 2014 will be greater than it was for the full year 2013 and will continue to be a growing source of net revenues in future periods.

Net revenue in our radio segment increased to $18.7 million in the second quarter of 2014 from $17.4 million in the second quarter of 2013. This increase of $1.3 million, or 8%, in net revenue was primarily due to advertising revenue from the World Cup.

Interest expense in the second quarter of 2014 decreased by $4.4 million, or 56%, from the second quarter of 2013, due to our Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than did our redeemed Notes. The Notes had a fixed interest rate of 8.75% while the Term Loan B had an effective interest rate of 3.5% as of June 30, 2014.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2014 and 2013, the amount we paid Univision in this capacity was $2.9 million and $2.6 million, respectively. During the six-month periods ended June 30, 2014 and 2013, the amount we paid Univision in this capacity was $5.2 million and $4.9 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. As of June 30, 2014, the amount due to us from Univision was $10.6 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

Three- and Six-Month Periods Ended June 30, 2014 and 2013

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2014 and 2013 (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2014	2013	Change	2014	2013	Change
Statements of Operations Data:
Net revenue	$61,846	$56,950	9%	$114,502	$106,037	8%
Direct operating expenses	26,753	25,988	3%	51,629	50,213	3%
Selling, general and administrative expenses	8,248	7,424	11%	16,879	15,107	12%
Corporate expenses	5,261	4,736	11%	10,097	9,233	9%
Depreciation and amortization	3,503	3,820	(8)%	7,018	7,775	(10)%
	43,765	41,968	4%	85,623	82,328	4%
Operating income (loss)	18,081	14,982	21%	28,879	23,709	22%
Interest expense	(3,469)	(7,881)	(56)%	(6,907)	(15,665)	(56)%
Interest income	13	9	44%	25	16	56%
Loss on debt extinguishment	—	(130)	(100)%	—	(130)	(100)%
Income (loss) before income taxes	14,625	6,980	110%	21,997	7,930	177%
Income tax (expense) benefit	(5,890)	(1,907)	209%	(8,874)	(3,814)	133%
Net income (loss)	$8,735	$5,073	72%	$13,123	$4,116	219%

Other Data:
Capital expenditures	2,493	2,313		4,329	4,241
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				37,132	33,376
Net cash provided by (used in) operating activities				19,694	12,819
Net cash provided by (used in) investing activities				(19,099)	(4,605)
Net cash provided by (used in) financing activities				(4,600)	(3,278)

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of June 30): 2014, 4.5 to 1; 2013, 4.0 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Six-Month Period
	Ended June 30,
	2014	2013

Consolidated adjusted EBITDA (1)	$37,132	$33,376
Interest expense	(6,907)	(15,665)
Interest income	25	16
Income tax (expense) benefit	(8,874)	(3,814)
Amortization of syndication contracts	(244)	(302)
Payments on syndication contracts	312	651
Non-cash stock-based compensation included in direct operating expenses	(217)	(479)
Non-cash stock-based compensation included in corporate expenses	(1,086)	(1,762)
Depreciation and amortization	(7,018)	(7,775)
Gain (loss) on debt extinguishment	—	(130)
Net income (loss)	13,123	4,116
Depreciation and amortization	7,018	7,775
Deferred income taxes	8,291	3,294
Amortization of debt issue costs	404	1,030
Amortization of syndication contracts	244	302
Payments on syndication contracts	(312)	(651)
Non-cash stock-based compensation	1,303	2,241
(Gain) loss on debt extinguishment	—	130
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,632)	(4,327)
(Increase) decrease in prepaid expenses and other assets	(1,261)	(454)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,484)	(637)
Cash flows from operating activities	$19,694	$12,819

Consolidated Operations

Net Revenue. Net revenue increased to $61.8 million for the three-month period ended June 30, 2014 from $57.0 million for the three-month period ended June 30, 2013, an increase of $4.8 million. Of the overall increase, approximately $3.5 million was generated by our television segment and was primarily attributable to advertising revenue from the World Cup, and an increase in retransmission consent revenue. Additionally, $1.3 million of the overall increase was generated by our radio segment and was primarily attributable to advertising revenue from the World Cup.

Net revenue increased to $114.5 million for the six-month period ended June 30, 2014 from $106.0 million for the six-month period ended June 30, 2013, an increase of $8.5 million. Of the overall increase, approximately $6.4 million was generated by our television segment and was primarily attributable to advertising revenue from the World Cup, and an increase in retransmission consent revenue. Additionally, $2.1 million of the overall increase was generated by our radio segment and was primarily attributable to advertising revenue from the World Cup and an increase in national advertising revenue.

We currently anticipate that net revenue will continue to increase during the remainder of 2014, primarily due to advertising revenue from the World Cup and political activity, as well as retransmission consent revenue and revenue expected to be generated from Pulpo, which we acquired in June 2014.

Direct Operating Expenses. Direct operating expenses increased to $26.8 million for the three-month period ended June 30, 2014 from $26.0 million for the three-month period ended June 30, 2013, an increase of $0.8 million. This increase was primarily generated by our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 43% for the three-month period ended June 30, 2014 from 46% for the three-month period ended June 30, 2013. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

Direct operating expenses increased to $51.6 million for the six-month period ended June 30, 2014 from $50.2 million for the six-month period ended June 30, 2013, an increase of $1.4 million. This increase was primarily generated by our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 45% for the six-month period ended June 30, 2014 from 47% for the six-month period ended June 30, 2013. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

We believe that direct operating expenses will continue to increase in dollar terms during the remainder of 2014, primarily as a result of employee salary increases, an increase in expenses associated with a currently anticipated increase in net revenue, and expenses expected to be generated from Pulpo.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8.2 million for the three-month period ended June 30, 2014 from $7.4 million for the three-month period ended June 30, 2013, an increase of $0.8 million. Of the overall increase, $0.4 million was generated by our television segment and was primarily attributable to increases in bad debt expense. Additionally, $0.4 million of the overall increase was generated by our radio segment and was primarily attributable to increases in employee benefits costs and payroll taxes associated with the increase in salary expense. As a percentage of net revenue, selling, general and administrative expenses remained constant at 13% for each of the three-month periods ended June 30, 2014 and 2013.

Selling, general and administrative expenses increased to $16.9 million for the six-month period ended June 30, 2014 from $15.1 million for the six-month period ended June 30, 2013, an increase of $1.8 million. Of the overall increase, $1.0 million was generated by our television segment and was primarily attributable to increases in bad debt expense and employee benefit costs. Additionally, $0.8 million of the overall increase was generated by our radio segment and was primarily attributable to increases in employee benefits costs and payroll taxes associated with the increase in salary expense. As a percentage of net revenue, selling, general and administrative expenses increased to 15% for the six-month period ended June 30, 2014 from 14% for the six-month period ended June 30, 2013.

We believe that selling, general and administrative expenses will continue to increase in dollar terms during the remainder of 2014, primarily as a result of employee salary increases and expenses expected to be generated from Pulpo.

Corporate Expenses. Corporate expenses increased to $5.3 million for the three-month period ended June 30, 2014 from $4.7 million for the three-month period ended June 30, 2013, an increase of $0.6 million. The increase was primarily attributable to fees associated with the acquisition of Pulpo, an increase in salary expense and digital media-related expenses offset by a decrease in non-cash stock-based compensation. As a percentage of net revenue, corporate expenses increased to 9% for the three-month period ended June 30, 2014 from 8% for the three-month period ended June 30, 2013.

Corporate expenses increased to $10.1 million for the six-month period ended June 30, 2014 from $9.2 million for the six-month period ended June 30, 2013, an increase of $0.9 million. The increase was primarily attributable to fees associated with the acquisition of Pulpo, an increase in salary expense and digital media-related expenses offset by a decrease in non-cash stock-based compensation. As a percentage of net revenue, corporate expenses remained constant at 9% for each of the six-month periods ended June 30, 2014 and 2013.

We believe that corporate expenses will continue to increase in dollar terms during the remainder of 2014, primarily as a result of employee salary increases and increased digital media-related expenses.

Depreciation and Amortization. Depreciation and amortization decreased to $3.5 million for the three-month period ended June 30, 2014 from $3.8 million for the three-month period ended June 30, 2014, a decrease of $0.3 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Depreciation and amortization decreased to $7.0 million for the six-month period ended June 30, 2014 from $7.8 million for the six-month period ended June 30, 2014, a decrease of $0.8 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $18.1 million for the three-month period ended June 30, 2014, compared to $15.0 million for the three-month period ended June 30, 2013. As a result of the above factors, operating income was $28.9 million for the six-month period ended June 30, 2014, compared to $23.7 million for the six-month period ended June 30, 2013.

Interest Expense. Interest expense decreased to $3.5 million for the three-month period ended June 30, 2014 from $7.9 million for the three-month period ended June 30, 2013, a decrease of $4.4 million. This decrease was primarily attributable to our Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than did our redeemed Notes.

Interest expense decreased to $6.9 million for the six-month period ended June 30, 2014 from $15.7 million for the six-month period ended June 30, 2013, a decrease of $8.8 million. This decrease was primarily attributable to our Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than did our redeemed Notes.

Income Tax Expense.  Income tax expense for the six-month period ended June 30, 2014 was $8.9 million, or 40% of our pre-tax income.  Income tax expense for the six-month period ended June 30, 2013 was $3.8 million. The effective income tax rate in 2013 differed from our statutory rate due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $43.1 million for the three-month period ended June 30, 2014 from $39.6 million for the three-month period ended June 30, 2013, an increase of approximately $3.5 million. The increase was primarily attributable to advertising revenue from the World Cup, and an increase in retransmission consent revenue. We generated a total of $6.8 million and $5.7 million in retransmission consent revenue for the three-month periods ended June 30, 2014 and 2013, respectively.

Net revenue in our television segment increased to $80.9 million for the six-month period ended June 30, 2014 from $74.5 million for the six-month period ended June 30, 2013, an increase of approximately $6.4 million. The increase was primarily attributable to advertising revenue from the World Cup, and an increase in retransmission consent revenue. We generated a total of $13.5 million and $11.0 million in retransmission consent revenue for the six-month periods ended June 30, 2014 and 2013, respectively. We anticipate that retransmission consent revenue for the full year 2014 will be greater than it was for the full year 2013 and will continue to be a growing source of net revenues in future periods

Direct Operating Expenses. Direct operating expenses in our television segment increased to $16.2 million for the three-month period ended June 30, 2014 from $16.0 million for the three-month period ended June 30, 2013, an increase of approximately $0.2 million. The increase was primarily attributable to an increase in salary expense.

Direct operating expenses in our television segment increased to $31.1 million for the six-month period ended June 30, 2014 from $31.0 million for the six-month period ended June 30, 2013, an increase of approximately $0.1 million. The increase was primarily attributable to an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $4.0 million for the three-month period ended June 30, 2014 from $3.6 million for the three-month period ended June 30, 2013, an increase of $0.4 million. The increase was primarily attributable to increases in bad debt expense.

Selling, general and administrative expenses in our television segment increased to $8.5 million for the six-month period ended June 30, 2014 from $7.5 million for the six-month period ended June 30, 2013, an increase of $1.0 million. The increase was primarily attributable to increases in bad debt expense and employee benefit costs.

Radio

Net Revenue.  Net revenue in our radio segment increased to $18.7 million for the three-month period ended June 30, 2014 from $17.4 million for the three-month period ended June 30, 2013, an increase of $1.3 million. The increase was primarily attributable to advertising revenue from the World Cup.

Net revenue in our radio segment increased to $33.6 million for the six-month period ended June 30, 2014 from $31.5 million for the six-month period ended June 30, 2013, an increase of $2.1 million. The increase was primarily attributable to advertising revenue from the World Cup and an increase in national advertising revenue.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $10.6 million for the three-month period ended June 30, 2014 from $10.0 million for the three-month period ended June 30, 2013, an increase of $0.6 million. The increase was primarily attributable to an increase in salary expense.

Direct operating expenses in our radio segment increased to $20.5 million for the six-month period ended June 30, 2014 from $19.2 million for the six-month period ended June 30, 2013, an increase of $1.3 million. The increase was primarily attributable to an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $4.2 million for the three-month period ended June 30, 2014 from $3.8 million for the three-month period ended June 30, 2013, an increase of $0.4 million. The increase was primarily attributable to increases in employee benefits costs and payroll taxes associated with the increase in salary expense.

Selling, general and administrative expenses in our radio segment increased to $8.4 million for the six-month period ended June 30, 2014 from $7.6 million for the six-month period ended June 30, 2013, an increase of $0.8 million. The increase was primarily attributable to increases in employee benefits costs and payroll taxes associated with the increase in salary expense.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income of approximately $133.8 million, and $13.6 million for the years ended December 31, 2013 and 2012, respectively, and a net loss of approximately $8.2 million for the year ended December 31, 2011. We had positive cash flow from operations of $32.8 million, $40.0 million and $17.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. We generated cash flow from operations of $19.7 million for the six-month period ended June 30, 2014 and we expect to have positive cash flow from operations for the 2014 year.  We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months and for the foreseeable future.

Interest expense in the second quarter of 2014 decreased by $4.4 million, or 56%, from the second quarter of 2013, due to our Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than did our redeemed Notes. The Notes had a fixed interest rate of 8.75% while the Term Loan B had an effective interest rate of 3.5% as of June 30, 2014.

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

2013 Credit Facility

On May 31, 2013, we entered into our 2013 Credit Facility pursuant to the 2013 Credit Agreement. The 2013 Credit Facility consists of the $20.0 million Term Loan A Facility, the $375.0 million senior secured Term Loan B Facility, which was drawn on August 1, 2013, and the $30.0 million senior secured Revolving Credit Facility. In addition, the 2013 Credit Facility provides that we may increase the aggregate principal amount of the 2013 Credit Facility by up to an additional $100.0 million, subject to us satisfying certain conditions.

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

Our borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of June 30, 2014, our effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on the Term Loan B Maturity Date, which is May 31, 2020 and the Revolving Credit Facility expires on the Revolving Loan Maturity Date, which is May 31, 2018.

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

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expenses in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three- and six-month periods ended June 30, 2014 was a loss of $1.1 million and $1.8 million, net of tax, respectively, and was included in other comprehensive income (loss). As of June 30, 2014, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $37.1 million for the six-month period ended June 30, 2014 from $33.4 million for the six-month period ended June 30, 2013, an increase of $3.7 million, or 11%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 32% for the six-month period ended June 30, 2014 from 31% for the six-month period ended June 30, 2013.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 7.00 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of June 30): 2014, 4.5 to 1; 2013, 4.0 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow provided by operating activities was $19.7 million for the six-month period ended June 30, 2014, compared to net cash flow provided by operating activities of $12.8 million for the six-month period ended June 30, 2013. We had net income of $13.1 million for the six-month period ended June 30, 2014, which was partially offset by non-cash items, including depreciation and amortization expense of $7.0 million. We had net income of $4.1 million for the six-month period ended June 30, 2013, which was partially offset by non-cash items, including depreciation and amortization expense of $7.8 million. We expect to have positive cash flow from operating activities for the 2014 year.

Net cash flow used in investing activities was $19.1 million for the six-month period ended June 30, 2014, compared to net cash flow used in investing activities of $4.6 million for the six-month period ended June 30, 2013. During the six-month period ended June 30, 2014, we spent $15.0 million to purchase Pulpo, and $4.1 million on net capital expenditures. During the six-month period ended June 30, 2013, we spent $4.6 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $10 million for the full year 2014. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $4.6 million for the six-month period ended June 30, 2014, compared to net cash flow used in financing activities of $3.3 million for the six-month period ended June 30, 2013. During the six-month period ended June 30, 2014, we made dividend payments of $4.5 million, debt payments of $1.9 million, and received proceeds of $1.7 million related to the issuance of common stock upon the exercise of stock options. During the six-month period ended June 30, 2013, we made payments of $5.6 million related to our 2013 Credit Facility, and received proceeds of $2.4 million related to the issuance of common stock upon the exercise of stock options.

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

Interest Rates

As of June 30, 2014, we had $362.2 million of variable rate bank debt outstanding under our 2013 Credit Facility.  The debt bears interest at LIBOR plus a margin of 2.5%.  The LIBOR rate is subject to a 1.0% floor effectively resulting in an effective interest rate of 3.5% at June 30, 2014. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin.  If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2014 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.6 million based on the outstanding balance of our term loan as of June 30, 2014.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three- and six-month periods ended June 30, 2014 was a loss of $1.1 million and $1.8 million, net of tax, respectively, and was included in other comprehensive income (loss). As of June 30, 2014, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

ITEM 1A.	RISK FACTORS

No material change.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

10.1*	Form of Director Restricted Stock Unit Award under the 2004 Equity Incentive Plan.

10.2*	Non-Employee Director Compensation Policy.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ CHRISTOPHER T. YOUNG
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: August 7, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Form of Director Restricted Stock Unit Award under the 2004 Equity Incentive Plan.

10.2*	Non-Employee Director Compensation Policy.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.