Form 10-Q
period 2014-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2014-11-07
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

Yes  ☐     No  ☒

As of November 3, 2014, there were 59,520,856 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 18,930,035 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013	3
	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013	4
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013	6
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4.	CONTROLS AND PROCEDURES	33
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	34
ITEM 1A.	RISK FACTORS	34
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	34
ITEM 4.	MINE SAFETY DISCLOSURES	34
ITEM 5.	OTHER INFORMATION	34
ITEM 6.	EXHIBITS	35

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$46,266	$43,822
Trade receivables, net of allowance for doubtful accounts of $2,890 and $3,199 (including related parties of $10,791 and $7,102)	64,948	57,043
Deferred income taxes	6,100	6,100
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,157	4,087
Total current assets	123,471	111,052
Property and equipment, net of accumulated depreciation of $191,336 and $184,084	57,372	58,765
Intangible assets subject to amortization, net of accumulated amortization of $73,813 and $71,678 (including related parties of $16,819 and $18,559)	21,077	19,812
Intangible assets not subject to amortization	220,701	220,701
Goodwill	50,456	36,647
Deferred income taxes	70,747	83,856
Other assets	6,587	7,404
Total assets	$550,411	$538,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$4,688	$3,750
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,778 and $3,994)	29,583	31,246
Total current liabilities	34,389	35,114
Long-term debt, less current maturities	357,500	360,313
Other long-term liabilities	8,773	6,786
Total liabilities	400,662	402,213

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2014 60,303,868; 2013 59,793,603	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2014 18,930,035; 2013 18,969,222	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2014 and 2013 9,352,729	1	1
Additional paid-in capital	924,700	927,377
Accumulated deficit	(770,416)	(791,596)
Treasury stock, Class A common stock, at cost, 2014 772,772; 2013 None	(3,482)	-
Accumulated other comprehensive income (loss)	(1,062)	234
Total stockholders' equity	149,749	136,024
Total liabilities and stockholders' equity	$550,411	$538,237

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net revenue	$62,274	$57,786	$176,776	$163,823

Expenses:
Cost of revenue - digital media	1,489	-	1,489	-
Direct operating expenses (including related parties of $2,588, $2,618, $7,824 and $7,560) (including non-cash stock-based compensation of $278, $297, $495 and $776)	26,913	25,860	78,542	76,073
Selling, general and administrative expenses	9,031	8,131	25,910	23,238
Corporate expenses (including non-cash stock-based compensation of $611, $979, $1,697 and $2,742)	4,899	5,011	14,996	14,244
Depreciation and amortization (includes direct operating of $2,585, $2,668, $7,471 and $8,599 selling, general and administrative of $1,020, $723, $2,789 and $2,150 and corporate of $180, $222, $543 and $639 (including related parties of $580, $580, $1,740 and $1,741)	3,785	3,613	10,803	11,388
	46,117	42,615	131,740	124,943
Operating income (loss)	16,157	15,171	45,036	38,880
Interest expense	(3,501)	(5,352)	(10,408)	(21,017)
Interest income	12	12	37	28
Loss on debt extinguishment	-	(29,404)	-	(29,534)
Income (loss) before income taxes	12,668	(19,573)	34,665	(11,643)
Income tax (expense) benefit	(4,611)	(1,811)	(13,485)	(5,625)
Net income (loss)	$8,057	$(21,384)	$21,180	$(17,268)

Basic and diluted earnings per share:
Net income (loss) per share, basic	$0.09	$(0.24)	$0.24	$(0.20)
Net income (loss) per share, diluted	$0.09	$(0.24)	$0.23	$(0.20)

Cash dividends declared per common share	$0.03	$-	$0.08	$-

Weighted average common shares outstanding, basic	89,179,192	87,959,856	89,048,459	87,170,106
Weighted average common shares outstanding, diluted	91,239,798	87,959,856	91,130,613	87,170,106

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$8,057	$(21,384)	$21,180	$(17,268)
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements	474	—	(1,296)	—
Total other comprehensive income (loss)	474	—	(1,296)	—
Comprehensive income (loss)	$8,531	$(21,384)	$19,884	$(17,268)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$21,180	$(17,268)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,803	11,388
Deferred income taxes	12,771	5,055
Amortization of debt issue costs	611	1,438
Amortization of syndication contracts	354	450
Payments on syndication contracts	(441)	(995)
Non-cash stock-based compensation	2,192	3,518
(Gain) loss on debt extinguishment	-	29,534
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,523)	(3,701)
(Increase) decrease in prepaid expenses and other assets	(2,168)	(1,323)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,670)	(10,111)
Net cash provided by (used in) operating activities	34,109	17,985
Cash flows from investing activities:
Purchases of property and equipment and intangibles	(6,390)	(7,568)
Purchases of a business, net of cash acquired	(15,048)	-
Net cash provided by (used in) investing activities	(21,438)	(7,568)
Cash flows from financing activities:
Proceeds from stock option exercises	1,817	2,740
Payments on long-term debt	(1,875)	(365,047)
Dividends paid	(6,687)	-
Repurchase of Class A common stock	(3,482)	-
Proceeds from borrowings on long-term debt	-	375,000
Payments of capitalized debt offering and issuance costs	-	(5,694)
Net cash provided by (used in) financing activities	(10,227)	6,999
Net increase (decrease) in cash and cash equivalents	2,444	17,416
Cash and cash equivalents:
Beginning	43,822	36,130
Ending	$46,266	$53,546

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$11,977	$29,175
Income taxes	$714	$570

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2014 or any other future period.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a diversified media company utilizing a combination of television, radio, and digital media operations, to reach Hispanic audiences and consumers across the United States, as well as the border markets of Mexico.

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising sales on the Company’s Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During each of the three-month periods ended September 30, 2014 and 2013, the amount the Company paid Univision in this capacity was $2.6 million. During the nine-month periods ended September 30, 2014 and 2013, the amount the Company paid Univision in this capacity was $7.8 million and $7.6 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which give the Company the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of September 30, 2014, the amount due to the Company from Univision was $10.8 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

Univision currently owns approximately 10% of the Company’s common stock on a fully-converted basis. The Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. As the holder of all of the Company’s issued and outstanding Class U common stock, so long as Univision holds a certain number of shares, the Company will not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate the Company or dispose of any interest in any Federal Communications Commission, or FCC, license for any of its Univision-affiliated television stations, among other things. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.9 million and $1.3 million for the three-month periods ended September 30, 2014 and 2013, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $2.2 million and $3.5 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Nine-Month Period Ended September 30, 2014
Fair value of options granted	$3.26
Expected volatility	117%
Risk-free interest rate	2.0%
Expected lives	6.1 years
Dividend rate	2.3%

As of September 30, 2014, there was approximately $2.4 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Nine-Month Period
	Ended September 30, 2014
	Number Granted	Weighted-Average Fair Value
Restricted stock units	1,181	$4.51

As of September 30, 2014, there was approximately $4.4 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by ASC 260-10, “Earnings Per Share” (in thousands, except share and per share data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Basic earnings per share:
Numerator:
Net income (loss)	$8,057	$(21,384)	$21,180	$(17,268)

Denominator:
Weighted average common shares outstanding	89,179,192	87,959,856	89,048,459	87,170,106

Per share:
Net income (loss) per share	$0.09	$(0.24)	$0.24	$(0.20)

Diluted earnings per share:
Numerator:
Net income (loss)	$8,057	$(21,384)	$21,180	$(17,268)

Denominator:
Weighted average common shares outstanding	89,179,192	87,959,856	89,048,459	87,170,106
Dilutive securities:
Stock options and restricted stock units	2,060,606	-	2,082,154	-
Diluted shares outstanding	91,239,798	87,959,856	91,130,613	87,170,106

Per share:
Net income (loss) per share	$0.09	$(0.24)	$0.23	$(0.20)

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three- and nine-month periods ended September 30, 2014, a total of 1,274,750 and 1,336,750 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

Treasury Stock

On August 18, 2014, the Board of Directors approved a share repurchase program of up to $10.0 million of the Company’s outstanding common stock. Under the share repurchase program the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets.

As of September 30, 2014, the Company repurchased approximately 0.8 million shares of Class A common stock at an average price of $4.51, for an aggregate purchase price of approximately $3.5 million.

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

The Company recognized interest expense related to amortization of the bond discount of $0 million and 0.3 million for the three- and nine-month periods ended September 30, 2013, respectively.

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

The Company’s borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of September 30, 2014, the Company’s effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

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

The carrying amount and estimated fair value of the Term Loan B as of September 30, 2014 were both $362.2 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

Derivative Instruments

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three- and nine-month periods ended September 30, 2014 was a gain of $0.5 million and a loss of $1.3 million, net of tax, respectively, and was included in other comprehensive income (loss). As of September 30, 2014, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of September 30, 2014 was $1.7 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	September 30, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$1.7	$—	$1.7	$—

	December 31, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$0.4	$—	$0.4	$—

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the nine-month periods ended September 30, 2014 and 2013 (in millions):

	2014	2013
Accumulated other comprehensive income (loss) as of January 1,	$0.2	$—
Other comprehensive income (loss)	(2.1)	—
Income tax benefit (expense)	0.8	—
Other comprehensive income (loss), net of tax	(1.3)	—
Accumulated other comprehensive income (loss) as of September 30,	$(1.1)	$—

Cost of Revenue

Cost of revenue consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the period in which the corresponding revenue is recognized.

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

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements upon adoption.

3. SEGMENT INFORMATION

The Company currently operates in three reportable segments, television broadcasting, radio broadcasting and digital media. The Company had previously operated in two reportable segments, television broadcasting and radio broadcasting.  On June 18, 2014, the Company acquired Pulpo Media Inc. (“Pulpo”), a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Latin America.  Beginning with the third quarter of 2014, the Company separated the results of Pulpo into a new operating segment, digital media.  The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business. The Company believes that this information regarding the digital media segment is useful to readers of our financial statements.  The results of this new segment for the interim period between the acquisition date and the beginning of the third quarter were not considered significant for reclassification.

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

Digital Media

The Company owns and operates an online advertising platform reaching online Hispanics with display, video, mobile and social media advertising.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2014 and 2013. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Net revenue
Television	$41,301	$39,747	4%	$122,193	$114,289	7%
Radio	18,081	18,039	0%	51,691	49,534	4%
Digital	2,892	-	100%	2,892	-	100%
Consolidated	62,274	57,786	8%	176,776	163,823	8%

Cost of revenue - digital media	1,489	-	100%	1,489	-	100%

Direct operating expenses
Television	15,777	15,905	(1)%	46,885	46,884	0%
Radio	10,131	9,955	2%	30,652	29,189	5%
Digital	1,005	-	100%	1,005	-	100%
Consolidated	26,913	25,860	4%	78,542	76,073	3%

Selling, general and administrative expenses
Television	4,346	4,127	5%	12,875	11,635	11%
Radio	4,150	4,004	4%	12,500	11,603	8%
Digital	535	-	100%	535	-	100%
Consolidated	9,031	8,131	11%	25,910	23,238	11%

Depreciation and amortization
Television	2,621	2,918	(10)%	8,007	9,249	(13)%
Radio	868	695	25%	2,500	2,139	17%
Digital	296	-	100%	296	-	100%
Consolidated	3,785	3,613	5%	10,803	11,388	(5)%

Segment operating profit (loss)
Television	18,557	16,797	10%	54,426	46,521	17%
Radio	2,932	3,385	(13)%	6,039	6,603	(9)%
Digital	(433)	-	100%	(433)	-	100%
Consolidated	21,056	20,182	4%	60,032	53,124	13%

Corporate expenses	4,899	5,011	(2)%	14,996	14,244	5%
Operating income (loss)	16,157	15,171	6%	45,036	38,880	16%

Interest expense	(3,501)	(5,352)	(35)%	(10,408)	(21,017)	(50)%
Interest income	12	12	0%	37	28	32%
Gain (loss) on debt extinguishment	-	(29,404)	(100)%	-	(29,534)	(100)%
Income (loss) before income taxes	$12,668	$(19,573)	*	$34,665	$(11,643)	*

Capital expenditures
Television	$1,351	$2,298		$3,925	$5,853
Radio	1,029	1,098		2,779	1,785
Digital	15	-		20	-
Consolidated	$2,395	$3,396		$6,724	$7,638

	September 30,	December 31,
Total assets	2014	2013
Television	$400,481	$412,487
Radio	126,981	125,750
Digital	22,949	-
Consolidated	$550,411	$538,237

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

5. ACQUISITION

On June 18, 2014, the Company completed the acquisition of 100% of the common shares of Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Latin America. The Company acquired Pulpo in order to acquire an additional digital media platform that the Company believes will enhance its offerings to the U.S. Hispanic marketplace. The transaction was funded from the Company’s cash on hand, for an aggregate cash consideration of $15.0 million, net of cash acquired of $0.7 million, and contingent consideration with a fair value of $1.1 million as of the acquisition date.

The following is a summary of the initial purchase price allocation for the Company’s acquisition of Pulpo (unaudited; in millions):

Accounts receivable	$1.6
Prepaids and other assets	0.1
Property and equipment	0.5
Intangible assets subject to amortization	3.4
Goodwill	13.8
Current liabilities	(1.8)
Deferred income taxes	(1.5)

The acquisition of Pulpo includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Pulpo based upon the achievement of certain annual performance benchmarks over a three-year period. Any such additional consideration is payable 90 days after each fiscal year end beginning December 31, 2014. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the three-year period is between $0 and $3.0 million. The fair value of the contingent consideration recognized on the acquisition date of $1.1 million was estimated by applying the real options approach.

The fair value of the assets acquired includes trade receivables of $1.6 million. The gross amount due under contract is $1.7 million, of which $0.1 million is expected to be uncollectable.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the digital media segment and is attributable to Pulpo’s workforce and expected synergies from combining Pulpo’s operations with the Company’s.  The changes in the carrying amount of goodwill for each of the Company’s operating segments for the nine-month period ended September 30, 2014 are as follows (in thousands):

	December 31,		September 30,
	2013	Acquisition	2014
Television	$35,912	$—	$35,912
Radio	735	—	735
Digital	—	13,809	13,809
Consolidated	$36,647	$13,809	$50,456

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

Overview

We are a diversified media company utilizing a combination of television, radio, and digital media operations, to reach Hispanic audiences and consumers across the United States, as well as the border markets of Mexico. We believe that we are the largest independent public media company focused principally on the U.S. Hispanic audience.

We currently operate in three reportable segments, television broadcasting, radio broadcasting and digital media. We previously operated in two reportable segments, television broadcasting and radio broadcasting.  On June 18, 2014, we acquired Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Latin America.  Beginning with the third quarter of 2014, we separated the results of Pulpo into a new operating segment, digital media.  We believe that this information regarding our digital media segment is useful to readers of our financial statements.  The results of this new segment for the interim period between the acquisition date and the beginning of the third quarter were not considered significant for reclassification. Our net revenue for the three-month period ended September 30, 2014, was $62.3 million. Of that amount, revenue generated by our television segment accounted for 66%, revenue generated by our radio segment accounted for 29%, and revenue generated by our digital segment accounted for 5%.

As of the date of filing this report, we own and/or operate 58 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations (38 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas and a national sales representation firm. Through our digital media operations, we also offer mobile, digital and other interactive media platforms and services, including local websites and social media, that provide users with news, information and other content.

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

We also generate revenue from the provision and sale of online marketing services to our clients.

Our primary expenses are employee compensation, including commissions paid to our sales staff and amounts paid to our national representative firms, as well as expenses for marketing, promotion and selling, technical, local programming, engineering, and general and administrative. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets. Our cost of revenue for digital media consists primarily of the costs of online media acquired from third-party publishers.

Highlights

During the third quarter of 2014, we achieved revenue growth in both our television and radio segments. Net revenue increased to $62.3 million, an increase of $4.5 million, or 8%, over the third quarter of 2013. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment increased to $41.3 million in the third quarter of 2014 from $39.7 million in the third quarter of 2013. This increase of approximately $1.5 million, or 4%, in net revenue was primarily due to advertising revenue from the World Cup, an increase in political advertising revenue, which was not material in 2013, and an increase in retransmission consent revenue. We generated a total of $6.6 million of retransmission consent revenue in the third quarter of 2014. We anticipate that retransmission consent revenue for the full year 2014 will be greater than it was for the full year 2013 and will continue to be a growing source of net revenues in future periods.

Net revenue in our radio segment increased to $18.1 million in the third quarter of 2014 from $18.0 million in the third quarter of 2013. This increase of $0.1 million in net revenue was primarily due to advertising revenue from the World Cup, partially offset by decreases in local and national advertising.

Beginning this quarter, we are operating in three reportable segments, television broadcasting, radio broadcasting and digital media. We previously operated in two reportable segments, television broadcasting and radio broadcasting.  On June 18, 2014, we acquired Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Latin America, and the #1-ranked online advertising platform in Hispanic reach, according to comScore Media Metrix®. Beginning with the third quarter of 2014, we separated the results of Pulpo into a new operating segment, digital media, which we believe maximizes the opportunity for our advertisers and marketers to connect with the growing Hispanic consumer market. Revenue in our new digital media segment was $2.9 million in the third quarter of 2014.

Interest expense in the third quarter of 2014 decreased by $1.9 million, or 34%, from the third quarter of 2013, due to our Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than did our redeemed Notes. The Notes had a fixed interest rate of 8.75% while the Term Loan B had an effective interest rate of 3.5% as of September 30, 2014.

Pursuant to a stock repurchase plan authorized by the Board of Directors on August 18, 2014, we repurchased approximately 0.8 million shares of Class A common stock for an aggregate purchase price of approximately $3.5 million during the three-month period ended September 30, 2014.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During each of the three-month periods ended September 30, 2014 and 2013, the amount we paid Univision in this capacity was $2.6 million. During the nine-month periods ended September 30, 2014 and 2013, the amount we paid Univision in this capacity was $7.8 million and $7.6 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. As of September 30, 2014, the amount due to us from Univision was $10.8 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals.

Univision currently owns approximately 10% of our common stock on a fully-converted basis. Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. As the holder of all of our issued and outstanding Class U common stock, so long as Univision holds a certain number of shares, the Company will not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate the Company or dispose of any interest in any Federal Communications Commission, or FCC, license for any of our Univision-affiliated television stations, among other things. Each share of Class U common stock is automatically convertible into one share of our Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect this ASU to have a material impact on our consolidated financial statements upon adoption.

Three- and Nine-Month Periods Ended September 30, 2014 and 2013

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Statements of Operations Data:
Net revenue	$62,274	$57,786	8%	$176,776	$163,823	8%
Cost of revenue - digital media	1,489	-	100%	1,489	-	100%
Direct operating expenses	26,913	25,860	4%	78,542	76,073	3%
Selling, general and administrative expenses	9,031	8,131	11%	25,910	23,238	11%
Corporate expenses	4,899	5,011	(2)%	14,996	14,244	5%
Depreciation and amortization	3,785	3,613	5%	10,803	11,388	(5)%
	46,117	42,615	8%	131,740	124,943	5%
Operating income (loss)	16,157	15,171	6%	45,036	38,880	16%
Interest expense	(3,501)	(5,352)	(35)%	(10,408)	(21,017)	(50)%
Interest income	12	12	0%	37	28	32%
Loss on debt extinguishment	-	(29,404)	(100)%	-	(29,534)	(100)%
Income (loss) before income taxes	12,668	(19,573)	*	34,665	(11,643)	*
Income tax (expense) benefit	(4,611)	(1,811)	155%	(13,485)	(5,625)	140%
Net income (loss)	$8,057	$(21,384)	*	$21,180	$(17,268)	*

Other Data:
Capital expenditures	2,395	3,396		6,724	7,638
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				57,944	53,241
Net cash provided by (used in) operating activities				34,109	17,985
Net cash provided by (used in) investing activities				(21,438)	(7,568)
Net cash provided by (used in) financing activities				(10,227)	6,999

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of September 30): 2014, 4.4 to 1; 2013, 4.5 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Nine-Month Period
	Ended September 30,
	2014	2013

Consolidated adjusted EBITDA (1)	$57,944	$53,241
Interest expense	(10,408)	(21,017)
Interest income	37	28
Income tax (expense) benefit	(13,485)	(5,625)
Amortization of syndication contracts	(354)	(450)
Payments on syndication contracts	441	995
Non-cash stock-based compensation included in direct operating expenses	(495)	(776)
Non-cash stock-based compensation included in corporate expenses	(1,697)	(2,742)
Depreciation and amortization	(10,803)	(11,388)
Gain (loss) on debt extinguishment	—	(29,534)
Net income (loss)	21,180	(17,268)
Depreciation and amortization	10,803	11,388
Deferred income taxes	12,771	5,055
Amortization of debt issue costs	611	1,438
Amortization of syndication contracts	354	450
Payments on syndication contracts	(441)	(995)
Non-cash stock-based compensation	2,192	3,518
(Gain) loss on debt extinguishment	—	29,534
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,523)	(3,701)
(Increase) decrease in prepaid expenses and other assets	(2,168)	(1,323)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,670)	(10,111)
Cash flows from operating activities	$34,109	$17,985

Consolidated Operations

Net Revenue. Net revenue increased to $62.3 million for the three-month period ended September 30, 2014 from $57.8 million for the three-month period ended September 30, 2013, an increase of $4.5 million. Of the overall increase, approximately $1.5 million was generated by our television segment and was primarily attributable to advertising revenue from the World Cup, an increase in political advertising revenue, which was not material in 2013, and an increase in retransmission consent revenue. Additionally, $0.1 million of the overall increase was generated by our radio segment and was primarily attributable to advertising revenue from the World Cup, partially offset by decreases in local and national advertising. The remaining $2.9 million of the overall increase was generated by our new digital segment, resulting from our acquisition of Pulpo in June 2014 and which did not contribute to revenues in prior periods.

Net revenue increased to $176.8 million for the nine-month period ended September 30, 2014 from $163.8 million for the nine-month period ended September 30, 2013, an increase of $13.0 million. Of the overall increase, approximately $7.9 million was generated by our television segment and was primarily attributable to advertising revenue from the World Cup, an increase in retransmission consent revenue, and an increase in political advertising revenue, which was not material in 2013. Additionally, $2.2 million of the overall increase was generated by our radio segment and was primarily attributable to advertising revenue from the World Cup and an increase in national advertising revenue, partially offset by a decrease in local advertising revenue. The remaining $2.9 million of the overall increase was generated by our new digital segment, resulting from our acquisition of Pulpo in June 2014 and which did not contribute to revenues in prior periods.

We currently anticipate that net revenue will continue to increase during the remainder of 2014, primarily due to advertising revenue from political activity, as well as retransmission consent revenue and revenue expected to be generated from Pulpo, which we acquired in June 2014.

Cost of revenue. Cost of revenue increased to $1.5 million for the three- and nine-month periods ended September 30, 2014 due to the acquisition of Pulpo in June 2014.

Direct Operating Expenses. Direct operating expenses increased to $26.9 million for the three-month period ended September 30, 2014 from $25.9 million for the three-month period ended September 30, 2013, an increase of $1.0 million. Of the overall increase, $0.2 million was generated by our radio segment and was primarily attributable to an increase in salary expense. Additionally, $1.0 million of the overall increase was generated by our new digital segment, resulting from our acquisition of Pulpo in June 2014. This increase was offset by a decrease of approximately $0.1 million in our television segment that was primarily attributable to a decrease in performance based commissions and bonuses. As a percentage of net revenue, direct operating expenses decreased to 43% for the three-month period ended September 30, 2014 from 45% for the three-month period ended September 30, 2013. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

Direct operating expenses increased to $78.5 million for the nine-month period ended September 30, 2014 from $76.1 million for the nine month period ended September 30, 2013, an increase of $2.4 million. Of the overall increase, $1.5 million was generated by our radio segment and was primarily attributable to an increase in salary expense. Additionally, $1.0 million of the overall increase was generated by our new digital segment, resulting from our acquisition of Pulpo in June 2014. As a percentage of net revenue, direct operating expenses decreased to 44% for the nine-month period ended September 30, 2014 from 46% for the nine-month period ended September 30, 2013. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

We believe that direct operating expenses will continue to increase in dollar terms during the remainder of 2014, primarily as a result of employee salary increases, an increase in expenses associated with a currently anticipated increase in net revenue, and expenses expected to be incurred by Pulpo.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.0 million for the three-month period ended September 30, 2014 from $8.1 million for the three-month period ended September 30, 2013, an increase of $0.9 million. Of the overall increase, $0.2 million was generated by our television segment and was primarily attributable to increases in insurance and employee benefit costs. Additionally, $0.2 million of the overall increase was generated by our radio segment and was primarily attributable to increases in employee benefits costs and payroll taxes associated with the increase in salary expense. The remaining $0.5 million of the overall increase was generated by our new digital segment, resulting from our acquisition of Pulpo in June 2014. As a percentage of net revenue, selling, general and administrative expenses increased to 15% for the three-month period ended September 30, 2014 from 14% for the three-month period ended September 30, 2013.

Selling, general and administrative expenses increased to $25.9 million for the nine-month period ended September 30, 2014 from $23.2 million for the nine-month period ended September 30, 2013, an increase of $2.7 million. Of the overall increase, $1.3 million was generated by our television segment and was primarily attributable to increases in bad debt expense, insurance and employee benefit costs. Additionally, $0.9 million of the overall increase was generated by our radio segment and was primarily attributable to increases in employee benefits costs and payroll taxes associated with the increase in salary expense. The remaining $0.5 million of the overall increase was generated by our new digital segment, resulting from our acquisition of Pulpo in June 2014. As a percentage of net revenue, selling, general and administrative expenses increased to 15% for the nine-month period ended September 30, 2014 from 14% for the nine-month period ended September 30, 2013.

We believe that selling, general and administrative expenses will continue to increase in dollar terms during the remainder of 2014, primarily as a result of employee salary increases and expenses expected to be incurred by Pulpo.

Corporate Expenses. Corporate expenses decreased to $4.9 million for the three-month period ended September 30, 2014 from $5.0 million for the three-month period ended September 30, 2013, a decrease of $0.1 million. The decrease was primarily attributable to a decrease in non-cash stock-based compensation. As a percentage of net revenue, corporate expenses decreased to 8% for the three-month period ended September 30, 2014 from 9% for the three-month period ended September 30, 2013.

Corporate expenses increased to $15.0 million for the nine-month period ended September 30, 2014 from $14.2 million for the nine-month period ended September 30, 2013, an increase of $0.8 million. The increase was primarily attributable to fees associated with our acquisition of Pulpo in June 2014, and an increase in salary expense, partially offset by a decrease in non-cash stock-based compensation. As a percentage of net revenue, corporate expenses decreased to 8% for the nine-month period ended September 30, 2014 from 9% for the nine-month period ended September 30, 2013.

We believe that corporate expenses will continue to increase in dollar terms during the remainder of 2014, primarily as a result of increased salary expense.

Depreciation and Amortization. Depreciation and amortization increased to $3.8 million for the three-month period ended September 30, 2014 from $3.6 million for the three-month period ended September 30, 2014, an increase of $0.2 million. The increase was primarily due to amortization related to intangibles associated with our acquisition of Pulpo in June 2014 and depreciation related to additions of property and equipment, offset by a decrease in depreciation as certain assets are now fully depreciated.

Depreciation and amortization decreased to $10.8 million for the nine-month period ended September 30, 2014 from $11.4 million for the nine-month period ended September 30, 2014, a decrease of $0.6 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated, offset by an increase in amortization related to intangibles associated with our acquisition of Pulpo in June 2014 and depreciation related to additions of property and equipment.

Operating Income. As a result of the above factors, operating income was $16.2 million for the three-month period ended September 30, 2014, compared to $15.2 million for the three-month period ended September 30, 2013. As a result of the above factors, operating income was $45.0 million for the nine-month period ended September 30, 2014, compared to $38.9 million for the nine-month period ended September 30, 2013.

Interest Expense. Interest expense decreased to $3.5 million for the three-month period ended September 30, 2014 from $5.4 million for the three-month period ended September 30, 2013, a decrease of $1.9 million. This decrease was primarily attributable to our Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than did our redeemed Notes.

Interest expense decreased to $10.4 million for the nine-month period ended September 30, 2014 from $21.0 million for the nine-month period ended September 30, 2013, a decrease of $10.6 million. This decrease was primarily attributable to our Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than did our redeemed Notes.

We recorded a loss on debt extinguishment of $29.4 million and $29.5 million during the three- and nine-month periods ended September 30, 2013, respectively, primarily related to the premium associated with the redemption of our Notes, the unamortized bond discount, and finance costs.

Income Tax Expense.  Income tax expense for the nine-month period ended September 30, 2014 was $13.5 million, or 39% of our pre-tax income.  Income tax expense for the nine-month period ended September 30, 2013 was $5.6 million. The effective income tax rate in 2013 differed from our statutory rate due to changes in the valuation allowance and deductions attributable to indefinite-lived intangible assets.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $41.3 million for the three-month period ended September 30, 2014 from $39.7 million for the three-month period ended September 30, 2013, an increase of approximately $1.5 million. The increase was primarily attributable to advertising revenue from the World Cup, an increase in political advertising revenue, which was not material in 2013, and an increase in retransmission consent revenue. We generated a total of $6.6 million and $5.3 million in retransmission consent revenue for the three-month periods ended September 30, 2014 and 2013, respectively.

Net revenue in our television segment increased to $122.2 million for the nine-month period ended September 30, 2014 from $114.3 million for the nine-month period ended September 30, 2013, an increase of approximately $7.9 million. The increase was primarily attributable to advertising revenue from the World Cup, an increase in retransmission consent revenue, and an increase in political advertising revenue, which was not material in 2013. These increases were partially offset by decreases in national and local advertising. We generated a total of $20.1 million and $16.3 million in retransmission consent revenue for the nine-month periods ended September 30, 2014 and 2013, respectively. We anticipate that retransmission consent revenue for the full year 2014 will be greater than it was for the full year 2013 and will continue to be a growing source of net revenues in future periods

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $15.8 million for the three-month period ended September 30, 2014 from $15.9 million for the three-month period ended September 30, 2013, a decrease of approximately $0.1 million. The decrease was primarily attributable to a decrease in performance-based commissions and bonuses.

Direct operating expenses in our television segment remained flat at $46.9 million for each of the nine-month periods ended September 30, 2014 and 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $4.3 million for the three-month period ended September 30, 2014 from $4.1 million for the three-month period ended September 30, 2013, an increase of $0.2 million. The increase was primarily attributable to increases in insurance and employee benefit costs.

Selling, general and administrative expenses in our television segment increased to $12.9 million for the nine-month period ended September 30, 2014 from $11.6 million for the nine-month period ended September 30, 2013, an increase of $1.3 million. The increase was primarily attributable to increases in bad debt expense, insurance and employee benefit costs.

Radio

Net Revenue.  Net revenue in our radio segment increased to $18.1 million for the three-month period ended September 30, 2014 from $18.0 million for the three-month period ended September 30, 2013, an increase of $0.1 million. The increase was primarily attributable to advertising revenue from the World Cup, partially offset by decreases in local and national advertising.

Net revenue in our radio segment increased to $51.7 million for the nine-month period ended September 30, 2014 from $49.5 million for the nine-month period ended September 30, 2013, an increase of $2.2 million. The increase was primarily attributable to advertising revenue from the World Cup and an increase in national advertising revenue, partially offset by a decrease in local advertising revenue.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $10.1 million for the three-month period ended September 30, 2014 from $9.9 million for the three-month period ended September 30, 2013, an increase of $0.2 million. The increase was primarily attributable to an increase in salary expense.

Direct operating expenses in our radio segment increased to $30.7 million for the nine-month period ended September 30, 2014 from $29.2 million for the nine-month period ended September 30, 2013, an increase of $1.5 million. The increase was primarily attributable to an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $4.2 million for the three-month period ended September 30, 2014 from $4.0 million for the three-month period ended September 30, 2013, an increase of $0.2 million. The increase was primarily attributable to increases in employee benefits costs and payroll taxes associated with the increase in salary expense.

Selling, general and administrative expenses in our radio segment increased to $12.5 million for the nine-month period ended September 30, 2014 from $11.6 million for the nine-month period ended September 30, 2013, an increase of $0.9 million. The increase was primarily attributable to increases in employee benefits costs and payroll taxes associated with the increase in salary expense.

Digital

The digital media segment was formed as of the beginning of the third quarter of 2014 in connection with the Pulpo acquisition on June 18, 2014. The results of this new segment for the interim period between the acquisition date and the beginning of the third quarter were not significant and were included in the Radio segment.

Net Revenue.  Net revenue in our digital segment was $2.9 million for the three- and nine month periods ended September 30, 2014.

Cost of revenue.  Cost of revenue in our digital segment was $1.5 million for the three- and nine month periods ended September 30, 2014.

Direct operating expenses. Direct operating expenses in our digital segment were $1.0 million for the three- and nine month periods ended September 30, 2014.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment were $0.5 million for the three- and nine month periods ended September 30, 2014.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income of approximately $133.8 million and $13.6 million for the years ended December 31, 2013 and 2012, respectively, and a net loss of approximately $8.2 million for the year ended December 31, 2011. We had positive cash flow from operations of $32.8 million, $40.0 million and $17.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. We generated cash flow from operations of $34.1 million for the nine-month period ended September 30, 2014 and we expect to have positive cash flow from operations for the 2014 year.  We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months and for the foreseeable future.

Interest expense in the third quarter of 2014 decreased by $1.9 million, or 35%, from the third quarter of 2013, due to our Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than did our redeemed Notes. The Notes had a fixed interest rate of 8.75% while the Term Loan B had an effective interest rate of 3.5% as of September 30, 2014.

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

Our borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of September 30, 2014, our effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on the Term Loan B Maturity Date, which is May 31, 2020 and the Revolving Credit Facility expires on the Revolving Loan Maturity Date, which is May 31, 2018.

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

On December 31, 2013, we made a prepayment $10.0 million to reduce the amount of loans outstanding under our Term Loan B Facility.

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

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expenses in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three- and nine-month periods ended September 30, 2014 was a gain of $0.5 million and a loss of $1.3 million, net of tax, respectively, and was included in other comprehensive income (loss). As of September 30, 2014, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

Share Repurchase Program

On August 18, 2014, our Board of Directors approved a share repurchase program of up to $10.0 million of our outstanding Class A common stock. Under the share repurchase program, we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. We intend to finance future stock repurchases, if and when made, with available cash on hand and cash provided by operations. As of September 30, 2014, we repurchased approximately 0.8 million shares of Class A common stock at an average price of $4.51, for an aggregate purchase price of approximately $3.5 million.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $57.9 million for the nine-month period ended September 30, 2014 from $53.2 million for the nine-month period ended September 30, 2013, an increase of $4.7 million, or 9%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 33% for the nine-month period ended September 30, 2014 from 32% for the nine-month period ended September 30, 2013.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of September 30): 2014, 4.4 to 1; 2013, 4.5 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow provided by operating activities was $34.1 million for the nine-month period ended September 30, 2014, compared to net cash flow provided by operating activities of $18.0 million for the nine-month period ended September 30, 2013. We had net income of $21.2 million for the nine-month period ended September 30, 2014, which was partially offset by non-cash items, including depreciation and amortization expense of $10.8 million. We had a net loss of $17.3 million for the nine-month period ended September 30, 2013, which was primarily a result of non-cash items, including loss on debt extinguishment of $29.5 million, and depreciation and amortization expense of $11.4 million. We expect to have positive cash flow from operating activities for the 2014 year.

Net cash flow used in investing activities was $21.4 million for the nine-month period ended September 30, 2014, compared to net cash flow used in investing activities of $7.6 million for the nine-month period ended September 30, 2013. During the nine-month period ended September 30, 2014, we spent $15.0 million to purchase Pulpo and $6.4 million on net capital expenditures. During the nine-month period ended September 30, 2013, we spent $7.6 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $10 million for the full year 2014. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $10.2 million for the nine-month period ended September 30, 2014, compared to net cash flow provided by financing activities of $7.0 million for the nine-month period ended September 30, 2013. During the nine-month period ended September 30, 2014, we made dividend payments of $6.7 million, purchased treasury stock of $3.5 million, made debt payments of $1.9 million, and received proceeds of $1.8 million related to the issuance of common stock upon the exercise of stock options. During the nine-month period ended September 30, 2013, we received $375.0 million of proceeds related to our 2013 Credit Facility, and $2.7 million related to the issuance of common stock upon the exercise of stock options. We made payments of $343.8 million to fully redeem our Notes and Term Loan A, $21.3 million for the related Notes premium, and $5.7 million in fees and expenses related to our 2013 Credit Facility.

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

Interest Rates

As of September 30, 2014, we had $362.2 million of variable rate bank debt outstanding under our 2013 Credit Facility.  The debt bears interest at LIBOR plus a margin of 2.5%.  The LIBOR rate is subject to a 1.0% floor, effectively resulting in an effective interest rate of 3.5% at September 30, 2014. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin.  If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. Hypothetically, if LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2014 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.8 million based on the outstanding balance of our term loan as of September 30, 2014.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three- and nine-month periods ended September 30, 2014 was a gain of $0.5 million and a loss of $1.3 million, net of tax, respectively, and was included in other comprehensive income (loss). As of September 30, 2014, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

Issuer Purchases of Equity Securities

On August 18, 2014, our Board of Directors approved a share repurchase program of up to $10.0 million of our outstanding Class A common stock. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice. We intend to finance future stock repurchases, if and when made, with available cash on hand and cash provided by operations.

For the three-month period ended September 30, 2014, we repurchased approximately 0.8 million shares of Class A common stock at an average price of $4.51, for an aggregate purchase price of approximately $3.5 million, all of which repurchases were made pursuant to the publicly announced program, as follows (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (in thousands)
August 18, 2014 to August 31, 2014	138,000	$4.61	138,000	$9,363
September 1, 2014 to September 30, 2014	634,772	4.48	634,772	6,518
Total	772,772	$4.51	772,772	$6,518

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ Christopher T. Young
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: November 7, 2014

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