Form 10-K
period 2014-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2015-03-06
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was approximately $436,778,147 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 2, 2015, there were 63,214,591 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders scheduled to be held on May 28, 2015 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

•	risks related to our substantial indebtedness or our ability to raise capital;
•

provisions of our debt instruments, including the agreement dated as of May 31, 2013, or the 2013 Credit Agreement, which governs our current credit facility, or the 2013 Credit Facility, the terms of which restrict certain aspects of the operation of our business;

•	our continued compliance with all of our obligations, including financial covenants and ratios, under the 2013 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc., or Univision;
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2013 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;
•	industry-wide market factors and regulatory and other developments affecting our operations;
•	economic uncertainty;
•	the impact of any potential future impairment of our assets;
•	risks related to changes in accounting interpretations; and
•

the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new federal healthcare laws, including the Affordable Care Act, the rules and regulations promulgated thereunder and any executive action with respect thereto.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 28 below.

ITEM 1.	BUSINESS

The discussion of the business of Entravision Communications Corporation and its wholly-owned subsidiaries, or Entravision, is as of the date of filing this report, unless otherwise indicated.

Overview

Introduction

Entravision is a diversified media company serving Hispanic audiences primarily throughout the United States and the border markets of Mexico with a combination of television, radio and digital media properties. We believe that we are the largest independent public media company focused principally on the U.S. Hispanic audience.

We own and/or operate 58 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. Entravision is the largest affiliate group of both the top-ranked Univision television network and Univision’s UniMás network, with television stations in 20 of the nation’s top 50 U.S. Hispanic markets. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households during primetime. Univision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours. For a more complete discussion of our relationship with Univision, please see “Our Relationship with Univision” and “Television – Television Programming” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”; and for a discussion of various risks related to our relationship with Univision, please see “Risk Factors.”

We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and operate 49 radio stations in 19 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also own and operate a national sales representation firm, Entravision Solutions, through which we sell advertisements and syndicate radio programming to approximately 350 stations across the United States.

We also own and operate an online advertising platform that delivers digital advertising in a variety of formats to reach Hispanics audiences on Internet-connected devices.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements that are entered into with Multichannel Video Programming Distributors, or MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when display or other digital advertisements record impressions on the websites of our third party publishers. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.) resulting from political advertising.

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

Our net revenue for the year ended December 31, 2014 was approximately $242.0 million. Of this amount, revenue generated by our television segment accounted for approximately 68%, revenue generated by our radio segment accounted for approximately 29%, and revenue generated by our digital segment accounted for approximately 3% of the total.

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

Business Strategy

Our strategy is to reach Hispanic audiences primarily throughout the United States and the border markets of Mexico. We operate media properties in 14 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we operate media properties in 10 of the 15 fastest-growing markets. We believe that targeting the U.S. Hispanic market will translate into revenue growth in the future, including for the following reasons:

•

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. Almost 54 million Hispanics live in the United States, accounting for over 17% of the total U.S. population. The overall Hispanic population is growing at over eight times the rate of the non-Hispanic population and is expected to grow to 84 million, or approximately 22% of the total U.S. population, by 2032. Approximately 50% of the total future growth in the U.S. population through 2032 is expected to come from the Hispanic community.

•

Spanish-Language Use. Approximately 75% of Hispanics age five and over in the United States speak some Spanish at home. The number of U.S. Hispanics that speak some Spanish at home is expected to grow from 34.3 million in 2010 to 56.6 million in 2030.

•

Increasing U.S. Hispanic Buying Power. The U.S. Hispanic population is estimated to have accounted for total consumer expenditures of over $911 billion in 2012, the most recent year for which such information is available. Hispanics are expected to account for over $1 trillion in consumer expenditures by 2017, and by 2027 Hispanics are expected to account for approximately $2 trillion in consumer expenditures, or 14% of total U.S. consumer spending. Hispanic buying power is expected to grow at nearly three times the rate of the Hispanic household population growth by 2032.

•

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We also believe that the larger average size and younger average age of Hispanic households (averaging 3.4 persons and 30.0 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 42.3 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 5% more per year than the average U.S. non-Hispanic household on food at home, 17% more on quick service restaurants, 66% more on children’s clothing, 42% more on footwear, 34% more on laundry and household cleaning products and 21% more on mobile telephones. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

•

Spanish-Language Advertising. Over $8.3 billion of total advertising expenditures in the United States were placed with Spanish-language media in 2013, the most recent year for which such data is available, of which approximately 79% was placed with Spanish-language television and radio advertising.

We seek to increase our revenue through the following strategies:

Develop Unique and Compelling Content and Strong Brands While Effectively Using the Brands of Our Network Affiliates. We make substantial investments in areas such as market research, data analysis and creative talent to license and create content for our television, radio and digital media properties that is relevant and has a meaningful impact on the communities we serve.

We are the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. According to Univision, its primary network beat one or more of the English-language broadcast networks on 92% of the first 25 nights of the November 2014 sweeps period among adults 18-34 years of age, and 76% of nights among adults 18-49 years of age. Univision’s primary network, together with its UniMás network, represented approximately a 65% share of the U.S. Spanish-language network television prime time audience of persons 2+ years of age as of May 2014. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, seven days a week, including a prime time schedule on its primary network of substantially all first-run programming throughout the year. We believe that the breadth and diversity of Univision’s programming, combined with our local news and community-oriented segments, provide us with an advantage over other Spanish-language and English-language broadcasters in reaching U.S. Hispanic viewers. Our local content is designed to brand each of our stations as the best source for relevant community information that accurately reflects local interests and needs.

We format the programming of our radio networks and radio stations in an effort to capture a substantial share of the U.S. Hispanic audience in each of our radio markets. We operate each of our three radio networks using a format designed to appeal to different listener tastes. In markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners.

Develop Local Content, Programming and Community Involvement. We believe that local content and service to the community in each of our markets is an important part of building our brand identity within those markets. By combining our local news, local content and quality network programming, we believe that we have a significant competitive advantage. We also believe that our active community involvement, including station remote broadcasting appearances at client events, concerts and tie-ins to major events, helps to build station awareness and identity as well as viewer and listener loyalty.

Distribute News and Other Content Across Our Television, Radio and Digital Media Properties. We develop our own news, entertainment and lifestyle content and radio shows including “Erazno y La Chokolata”, and produce a Sunday morning political talk show, “Perspectiva Nacional”. We also employ our own White House correspondent in Washington, D.C. We distribute this content across our television, radio and digital media properties.  In addition, through Entravision Solutions, a division of our company, we syndicate certain of our radio shows including “Erazno y La Chokolata” and other programs including “El Show de Piolin” and “El Show de Alex ‘El Genio’ Lucas” across a network of approximately 350 radio stations, which includes our radio stations as well as other radio stations that we do not own or operate, in 105 markets throughout the United States.

Extend the Reach and Relevance of Our Brands Through Digital Platforms. In recent years, we have also enhanced the distribution of our content through digital platforms, such as the Internet and mobile phones. We believe these digital platforms offer excellent opportunities to further enhance the relationships we have with our audiences by allowing them to engage and share our content in new ways and providing us with new distribution channels for one-to-one communication with them.

Continuing to Offer Advertisers an Integrated Platform of Services. We believe that our uniquely diversified media portfolio provides us with a competitive advantage in targeting the Hispanic consumer. We offer advertisers the opportunity to reach potential customers through an integrated platform of services that includes television, radio and digital media properties. Currently, we operate some combination of television and radio in 11 markets, which we sometimes refer to as combination markets, and, where possible, we also combine our television and radio operations to create synergies and achieve cost savings.

Continuing to Innovate and Invest in Technology and Data. We intend to continue to make investments in our digital media platforms, sales tools and research and development to further increase the efficiency and effectiveness of our television, radio and digital media advertising platforms.

Target Strategic Acquisitions and Investments.  We plan to continue to evaluate opportunities to acquire complementary businesses and technologies that are consistent with our overall growth strategy. We believe that our knowledge of, and experience with, the U.S. Hispanic marketplace will enable us to identify acquisitions of television, radio and digital media properties. Since our inception, we have used our management expertise, programming, local involvement and brand identity to improve our acquired media properties and audience reach. However, we are currently subject to certain limitations on acquisitions under the terms of the 2013 Credit Agreement. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below.

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

One of our goals has been to create and grow our combination markets, featuring both Univision and UniMás television stations, together with a strong radio presence and digital media properties. We believe that these combination markets provide unique cross-selling and cross-promotional opportunities, making Entravision an attractive option for advertisers wishing to reach the U.S. Hispanic consumer. Accordingly, in addition to targeting media properties in U.S. Hispanic markets where we do not own media properties, we have focused on potential acquisitions of additional media properties in our existing markets that will enhance our offerings to the U.S. Hispanic marketplace. In addition, we plan to continue to evaluate opportunities to acquire complementary businesses and technologies that are consistent with our overall growth strategy.

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

We have a history of net losses in some years and net income in other years that may impact, among other things, our ability to implement our growth strategies. We had net income of approximately $27.1 million, $133.8 million and $13.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Under the network affiliation agreements, Univision acts as our exclusive third-party sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through March 31, 2015. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2014 and 2013, retransmission consent revenue accounted for approximately $26.4 million and $22.2 million, respectively. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

Univision currently owns approximately 10% of our common stock on a fully-converted basis. Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. As the holder of all of our issued and outstanding Class U common stock, so long as Univision holds a certain number of shares, we may not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate our company or dispose of any interest in any Federal Communications Commission, or FCC, license for any of our Univision-affiliated television stations, among other things. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

Television

Overview

We own and/or operate Univision-affiliated television stations in 24 markets, including 20 of the top 50 Hispanic markets in the United States. Our television operations are the largest affiliate group of the Univision networks. Univision’s primary network is the leading Spanish-language network in the United States, reaching approximately 97% of all U.S. Hispanic households, and is the most watched television network (English- or Spanish-language) among U.S. Hispanic households during prime time. Univision’s primary network, together with its UniMás network, represent approximately a 65% share of the U.S. Spanish-language network television prime time audience of persons 2+ years of age as of May 2014. We operate both Univision and UniMás affiliates in 20 of our 24 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day, seven days a week. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

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

Entravision Local Programming. We believe that our local news brands our stations in our television markets. We shape our local news to relate to and inform our audiences. In 14 of our television markets, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot among adults 18-49 years of age. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets. In several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

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

Our network affiliation agreements with MundoFox Broadcasting LLC, or MundoFox, gives us the right to broadcast MundoFox network programming on XHRIO-TV, serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and on XDTV-TV, serving the Tecate/San Diego market, through July 31, 2018, and on the secondary program stream of KXOF-CA, serving the Laredo market, the secondary program stream of KTFN-TV, serving the El Paso market, and the secondary program stream of KVYE-TV, serving the Yuma-El Centro market through July 31, 2016.

We also have an agreement with Master Distribution Service, Inc., an affiliate of Fox, which gives us the right to provide ten hours per week of MyNetworkTV programming on KFXV-LD, KXOF-CA and on the secondary program stream of XDTV-TV, serving the Tecate/San Diego market. This agreement expires in October 2015 and may be extended for successive one-year periods by mutual consent of the parties.

Our network affiliation agreement with The CW Network, LLC, or CW, gives us the right to broadcast CW network programming on KCWT-CA and KNVO-DT serving the Harlingen-Weslaco-Brownsville-McAllen market, and KRNS-CA and KREN-DT, serving the Reno, Nevada market, through 2018.

Our network affiliation agreement with LATV Networks, LLC, or LATV, gives us the right to broadcast LATV network programming on the digital streams of certain of our television stations. Either party may terminate the affiliation with respect to a given station 30 months after the launch of such station. For a more complete discussion of this agreement, please see Note 14 to Notes to Consolidated Financial Statements.

We cannot guarantee that any of our current network affiliation agreements will be renewed beyond their respective expiration dates under their current terms, under terms satisfactory to us, or at all.

Marketing Agreements. Our marketing and sales agreement with Univision gives us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C. We have also entered into marketing and sales agreements with other parties in certain of our other markets.

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

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	363,090	315,520	86.9%	KNVO-TV KTFV-CD (1) KFXV-LD KXFX-CA (1) KCWT-CD (1)	Univision UniMás Fox Fox CW
San Diego, California	13	1,054,350	260,800	24.7%	KBNT-CD (1) KHAX-LP KDTF-LD KZTC-LP (2) KTCD-LP	Univision Univision UniMás MyNetworkTV LATV

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Albuquerque-Santa Fe, New Mexico	12	679,380	261,200	38.4%	KLUZ-TV KTFQ-TV (2) KTFA-LP	Univision UniMás Home Shopping Network
Denver-Boulder, Colorado	17	1,565,760	243,430	15.5%	KCEC-TV KTFD-TV (2) KDVT-LP	Univision UniMás LATV
El Paso, Texas	18	337,890	242,160	71.7%	KINT-TV KTFN-TV	Univision UniMás
Orlando-Daytona Beach-Melbourne, Florida	15	1,472,960	249,990	17.0%	WVEN-TV W47DA WVCI-LP WOTF-TV (2)	Univision Univision Univision UniMás
Washington, D.C. (Hagerstown, Maryland)	19	2,408,990	233,980	9.7%	WFDC-TV (2) WMDO-CA (1) (5) WMDO-LD (5) WJAL-TV	Univision UniMás UniMás English- Language
Tampa-St. Petersburg (Sarasota), Florida	20	1,822,550	225,410	12.4%	WVEA-TV WFTT-TV (2) WVEA-LP	Univision UniMás Jewelry TV
Boston, Massachusetts	22	2,423,640	174,740	7.2%	WUNI-TV WUTF-TV (2)	Univision UniMás
Las Vegas, Nevada	24	718,820	160,540	22.3%	KINC-TV KNTL-LP KWWB-LP KELV-LD	Univision Univision Univision UniMás
Corpus Christi, Texas	27	207,730	116,660	56.2%	KORO-TV KCRP-CA (1)	Univision UniMás
Hartford-New Haven, Connecticut	29	968,450	104,430	10.8%	WUVN-TV WUTH-CD (1)	Univision UniMás
Monterey-Salinas-Santa Cruz, California	34	224,080	79,100	35.13%	KSMS-TV KDJT-CA (1) KCBA-TV (2)	Univision UniMás Fox
Laredo, Texas	37	73,070	68,950	94.4%	KLDO-TV KETF-CD KXOF-CD (1)	Univision UniMás Fox
Yuma, Arizona-El Centro, California	39	109,420	67,030	61.3%	KVYE-TV KAJB-TV (2)	Univision UniMás
Odessa-Midland, Texas	38	155,110	68,010	43.8%	KUPB-TV	Univision
Colorado Springs-Pueblo, Colorado	42	348,020	61,350	17.46%	KVSN-TV KGHB-CD (1)	Univision UniMás
Santa Barbara-Santa Maria- San Luis Obispo, California	45	230,230	57,910	25.12%	KPMR-TV K17GD (1) K50LZ-D (1) KTSB-CA (1) K10OG (1)	Univision Univision Univision UniMás UniMás
Palm Springs, California	48	154,320	55,270	35.8%	KVER-CA (1) (5) KVER-LD (5) KVES-LD KEVC-CA (1)	Univision Univision Univision UniMás
Lubbock, Texas	49	158,400	53,940	34.1%	KBZO-LD	Univision
Wichita-Hutchinson, Kansas	53	441,760	44,160	10.0%	KDCU-DT (3)	Univision
Reno, Nevada	60	265,980	39,730	14.9%	KREN-TV KRNS-CD (1)	Univision CW
Springfield-Holyoke, Massachusetts	64	248,290	35,250	14.2%	WHTX-LD	Univision

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
San Angelo, Texas	91	55,400	18,170	32.8%	KEUS-LD (1) KANG-LP	Univision UniMás
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XDTV-TV (4)	Mundo Fox
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV (4)	Telemundo
Matamoros, Tamaulipas, Mexico (Harlingen-Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV (4)	MundoFox

Source: Nielsen Media Research 2015 universe estimates.

(1)	“CA” or “CD” in call letters indicates station is under Class A television service. Certain stations without this designation are also Class A stations.
(2)	We provide the sales and marketing function of this station under a marketing and sales arrangement.
(3)	We share operating services with another broadcast station in the same market under a shared services arrangement.
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

Digital Television Technology. As we continue to develop our digital television transmission technology for our television stations, we will operate in an environment where we can decide the resolution and number of broadcast streams we provide in our over-the-air transmissions. Depending upon how high a resolution level with which we elect to transmit our programming, we have the potential to transmit over-the-air broadcast streams containing a total of from two to six program streams using the bandwidth authorized to each digital station. The transmission of such multiple programming streams is referred to as multicasting. We currently are multicasting network programming streams, primarily UniMás network programming and LATV network programming streams, at a number of our stations, along with our primary program streams. In addition, we are multicasting CW, MundoFox and MyNetworkTV network programming in certain of our markets. We periodically evaluate these multicasting operations as well as the amount of bandwidth we must allocate to our primary program streams and may consider either expanding or limiting our multicasting operations, or keeping these multicasting operations substantially as at present, in the future.

Other Platforms. We also offer mobile, digital and other interactive media platforms and services, including local websites and social media, that provide users with news, information and other content. Beginning in 2015, we are integrating these platforms and services into our digital media operations.

Television Advertising

Approximately 84% of the revenue generated from our television operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2014, local advertising accounted for approximately 43% of our total television revenue.

National. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. We typically engage national sales representative firms to work with our station sales managers and solicit national advertising sales, and we pay certain sales representation fees to these firms relating to national advertising sales. Under our network affiliation agreements with Univision, Univision acts as our sales representative for the sale of national advertising on our Univision and UniMás affiliate television stations, and advertisers which have purchased national advertising on these affiliate stations include Cox Communications, Inc., Nissan Motor Co., Ltd., McDonald’s Corporation, Ford Motor Company, H-E-B, Subway, Conn’s, Inc., Toyota Motor Corporation and Jack in the Box Inc. We also added significant new national advertising accounts in 2014, including Wendy R. Davis for Governor, Inc., Republican Party of Florida, Service Employees International Union, Texans for Greg Abbot, and U.S. Chamber of Commerce, among others. Telemundo acts as our national sales representative for the sale of national advertising on our Telemundo affiliate station, and Petry Television acts as our national sales representative for the sale of national advertising on our stations that broadcast Fox, CW and MyNetworkTV network programming. In 2014, national advertising accounted for approximately 41% of our total television revenue.

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

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through March 31, 2015. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2014 and 2013, retransmission consent revenue accounted for approximately $26.4 million and $22.2 million, respectively. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

In 2014, retransmission consent revenue accounted for approximately 16% of our total television revenue. We anticipate that retransmission consent revenue will continue to be a growing source of net revenues in future periods.

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

We believe that our primary competitive advantages are the quality of the programming we receive through our affiliation with Univision and the quality of our local news. According to Univision, its primary network is one of the top five networks in the United States regardless of language and is the most-watched Spanish-language network in the United States during prime time. In addition, Univision reports that its primary network and the UniMás network together have maintained superior audience ratings among all U.S. Hispanic households when compared to both Spanish-language and English-language broadcast networks. Similarly, our local news achieves strong audience ratings. In 14 of our television markets, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot among adults 18-49 years of age.

Telemundo is the second-largest Spanish-language television network in the United States. As of December 31, 2013, the most recent date for which data is available, Telemundo had total coverage reaching approximately 94% of all Hispanic households in its markets.

We also benefit from operating in different media: television and radio advertising. While we have not engaged in any significant cross-selling program, we do take advantage of opportunities for cross-promotion of our stations.

Radio

Overview

We own and operate 49 radio stations (38 FM and 11 AM), 48 of which are located in the top 50 Hispanic markets in the United States and a national sales representation firm, Entravision Solutions. Our radio stations broadcast into markets with an aggregate of approximately 20 million U.S. Hispanics, which is approximately 40% of the Hispanic population in the United States. Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with all local programming.

Radio Programming

Radio Networks. Our networks allow advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner.

Although our networks have a broad geographic reach, technology allows our stations to offer the necessary local feel and to be responsive to local clients and community needs. Designated time slots are used for local advertising, news, traffic, weather, promotions and community events. The audience gets the benefit of a national radio sound along with local content. To further enhance this effect, our on-air personalities frequently travel to participate in local promotional events. For example, in selected key markets our on-air personalities appear at special events and client locations. We promote these events as “remotes” to bond the national personalities to local listeners. Furthermore, all of our stations can disconnect from the networks and operate independently in the case of a local emergency or a problem with our central Multiprotocol Label Switching, or MPLS, transmission.

Radio Formats. Each of our three radio networks produce a music format that is simultaneously distributed via MPLS with a High Definition quality sound to our stations. Each of these formats appeals to different listener preferences:

•

“La Tricolor” is a personality-driven format that includes “El Show de Piolin” in the morning drive which airs on 16 of our stations, “Erazno y La Chokolata” in the afternoon drive which airs on 15 of our stations and is syndicated on an additional 48 stations and Mexican country-style music that primarily targets male Hispanic listeners 18-49 years of age;

•

“José: Nunca Sabes Lo Que Va A Tocar” (“You never know what he’ll play”) features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, “El Genio” Alex Lucas in the mornings, “Curvas Peligrosas”, a nutritionally-focused program that educates Hispanics on healthy livestyles, and play-by-play soccer coverage of the Mexican national team, including coverage of the 2018 World Cup, that targets Hispanic adults 25-54 years of age;

•	“Maria: Siempre Romantica” (“Maria: Always Romantic”) features a Spanish-language romantic ballads format targeting primarily Hispanic women 18-49 years of age; and

Our radio networks are broadcast into 15 of the 17 markets that we serve. In addition, in markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners, including the following:

•	In the El Paso market, we program “The Fox”, an English-language format that features classic rock and pop hits from the 1960s through the 1980s and targets primarily adults 25-54 years of age;

•	In the Las Vegas market, we program “El Gato”, an upbeat and energetic Mexican regional format targeting primarily Hispanic adults 18-34 years of age;
•

In the Los Angeles market, we program “Super Estrella”, a music-driven, pop and alternative Spanish-rock format targeting primarily Hispanic adults 18-34 years of age that includes “El Show de Piolin” in the morning drive;

•	In the McAllen market, we program a Mexican country-style music format that targets primarily Hispanic males 18-49 years of age that includes “El Show de Piolin” in the morning drive;
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
•

In the Phoenix, El Paso, Lubbock, Stockton and Albuquerque markets, we program “ESPN Deportes”, a Spanish-language sports talk format targeting primarily Hispanic adults 18-54 years of age, that is provided to us by a third party pursuant to a network affiliation agreement; and

•

In the Sacramento market, we program two English-language formats, a rhythmic contemporary hit format targeting primarily females 18-34 years of age and a young country format targeting primarily adults 18-49 years of age.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	José José José Super Estrella (1) Super Estrella (1) Super Estrella (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	Time Brokered (2)
Phoenix, Arizona	9	KLNZ-FM KDVA-FM KVVA-FM KBMB-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor José (1) José (1) ESPN Deportes (Spanish)
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Mexican Regional José Adult Contemporary (English)
Sacramento-Stockton-Modesto, California	11	KRCX-FM KNTY-FM KHHM-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	La Tricolor Country (English) Contemporary Hit (English) José La Tricolor ESPN Deportes José Maria
Albuquerque-Santa Fe, New Mexico	12	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	José ESPN Deportes
Denver-Boulder, Colorado Aspen, Colorado	17	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	José La Tricolor Maria La Tricolor

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
El Paso, Texas	18	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	Oldies (English) José La Tricolor ESPN Deportes Talk (English)
Orlando-Daytona Beach-Melbourne, Florida	15	WNUE-FM	98.1	MHz	Salsa 98.1
Las Vegas, Nevada	24	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	El Gato La Tricolor
Monterey-Salinas-Santa Cruz, California	34	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor José Time Brokered (2)
Yuma, Arizona-El Centro, California	39	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	José La Tricolor Time Brokered (2)
Palm Springs, California	48	KLOB-FM	94.7	MHz	José
		KPST-FM	103.5	MHz	La Tricolor
Lubbock, Texas	49	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor ESPN Deportes
Reno, Nevada	60	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2015 estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Other Platforms. We also offer mobile, digital and other interactive media platforms and services, including local websites and social media, that provide users with news, information and other content. Beginning in 2015, we are integrating these platforms and services into our digital media operations.

Radio Advertising

Substantially all of the revenue generated from our radio operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff, and also from a third-party network inventory agreement, digital and non-traditional revenue. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2014, local advertising revenue accounted for approximately 63% of our total radio revenue.

National. National advertising revenue generally represents spot and network revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. Entravision Solutions, a division of our company, typically acts as a national sales representative to solicit national advertising sales on our Spanish-language radio stations. In 2014, national advertising revenue accounted for approximately 37% of our total radio revenue.

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

Digital

Overview

We provide digital advertising solutions that allow advertisers to reach online Hispanic audiences throughout the United States and Latin America. We operate a proprietary technology and data platform that delivers digital advertising in various advertising formats to allow advertisers to reach Hispanic audiences across a wide range of Internet-connected devices on our owned and operated digital media sites, the digital media sites of our publisher partners, or owners of Internet and mobile sites that contain premium digital content and digital advertising inventory who provide us with access to their digital advertising inventory, and on other digital media sites we access through third-party platforms and exchanges. We access data from these digital media sites and apply our proprietary data analytics capabilities to better target and aggregate Hispanic audience segments that will be relevant to individual advertisers, while allowing the publishers of digital media sites to better sell their digital advertising inventory.

Our Solutions and Technology Platform

Through our Pulpo advertising network, we offer advertisers the opportunity to reach and engage with their target audiences by providing access to premium digital inventory in brand safe environments at scale across a wide range of devices.  Our significant audience reach, access to a large volume of digital advertising space, sophisticated targeting capabilities and broad array of advertising formats allow us to deliver marketing solutions that can help grow our clients’ businesses. We also enable advertisers to gain insights into the performance of their advertising campaigns and manage those campaigns with a view toward maximizing return on their advertising investment.

We believe that key benefits of our solutions include the following:

Sophisticated targeting. Our platform and solutions specifically identify and reach online Hispanic audiences, which we refer to as “(i)Hispanics”, across a wide range of Internet-connected devices.

We believe that one of the main strengths of our platform is that it accesses and analyzes large amounts of data to provide a unique, multidimensional view of individual consumer profiles of (i)Hispanics at all levels of acculturation within the United States. We refer to this analysis as our proprietary (i)Hispanic acculturation model, which analyzes data such as generational status, age of entry into the U.S., amount of time spent living in the U.S., language preference and English proficiency, demographic data, geographic information and online behavioral knowledge, to provide advertisers with valuable insights and better understanding of Hispanic audiences and consumers. This understanding allows advertisers to more effectively reach Hispanic consumers across all acculturation levels in the U.S. and engage with them more effectively.

We have also developed a number of audience categories to which advertisers can target their ads. Audience categories can be based on a variety of user attributes, including location, demographics, affluence, intent, gender and interests. We identify these attributes and audience categories based upon information we have gathered about online users’ online activity on an anonymous basis, a process known as interest-based or online behavioral advertising. We analyze this data to build sophisticated user profiles and audience groups that, in combination with our proprietary (i)Hispanic acculturation model and the real-time decision-making, optimization and targeting capabilities of our platform, enables us to deliver highly targeted advertising campaigns for our advertiser clients, as well as analytics to help them better understand Hispanic audiences and consumers. As we deliver more ads, we are able to collect additional information about users, audiences and the effectiveness of particular ad campaigns, which in turn enhances our targeting capabilities and allows us to deliver better performance for advertisers and better opportunities for our publisher partners to increase their revenue streams. In addition, advertisers are willing to pay a higher rate for digital advertising when deeper consumer data can be used to help them make their decisions about purchasing advertising and to engage with the consumers whom they desire to reach.

Premium content.  We provide our advertiser clients with access to premium digital content, which we consider to be content that is professionally produced and offers a quality viewing experience, through our owned and operated digital media sites and those of our publisher partners. This enables publishers to more effectively monetize their digital content, and enables advertisers to more effectively reach audiences who engage with such premium content.

Scale and reach across a range of Internet-connected devices.  We enable advertisers to use our digital media advertising solutions to address their online and mobile advertising needs to reach their desired audiences at scale across a wide range of Internet-connected devices, including computers, smartphones and tablets.

Variety of advertising formats. We enable advertisers to deliver a variety of advertising formats, including video ads, display banners, rich media and native ad formats. We believe that these advertising formats provide an opportunity for advertisers to create a variety of advertising content that increases audience interaction and engagement, which in turn drives better results for advertisers.

Brand safety.  Our proprietary technology contextually evaluates the content of digital media sites on which we deliver ads in order to identify content that is most appropriate or desirable for an individual advertiser, and also ensure that ads are not being delivered within content that is identified as objectionable to the advertiser, such as content that contains distasteful or obscene language, violence, gambling, sex or criminal activity. We believe that the combination of our practice of selecting publisher partners and our proprietary technology provides a high level of brand safety for our advertisers.

Technology Platform. Our proprietary technology platform, Ocean, is a comprehensive advertising technology and data platform that serves the needs of advertisers to reach online Hispanic audiences that are most desirable to them, and also the needs of the publishers of digital media sites to monetize their digital inventory. The Ocean platform consists primarily of software incorporating our proprietary technology and algorithms, database software and the data that we store.

The Ocean platform delivers digital advertising to digital media sites from advertisers who wish to reach audiences who interact and engage with premium digital content. Ocean can deliver a variety of different types of ads, including video ads, display banners, rich media and native ad formats, to virtually any Internet-connected online or mobile device across all major operating systems. The Ocean platform can also serve advertising to audiences after they have left a publisher’s digital media site based upon information we have gathered about their online activity on an anonymous basis, through interest-based or online behavioral advertising.

We believe that one of the main strengths of our Ocean platform is that it accesses and analyzes large amounts of data to provide a unique, multidimensional view of individual consumer profiles of (i)Hispanics at all levels of acculturation within the United States, and our Ocean platform powers our (i)Hispanic acculturation model.

After delivering advertising to a digital media site, the Ocean platform measures audience viewership and engagement with the advertising and provides advertisers with analytics enabling them to understand audience interaction and engagement with their ads.

Digital Advertising

We provide our advertisers with opportunities to reach their target audiences through brand advertising and performance-based advertising. Brand advertising is generally intended to establish a long-term, positive consumer attitude toward an advertiser or its product or service, and brand advertisers typically measure campaign effectiveness using metrics such as reach (how many consumers within the advertiser’s target audience were exposed to the advertisement) and frequency (how many times the consumer within the target audience was exposed to the advertisement). Performance-based advertising is generally intended to induce a specific action, such as clicking on an advertisement, and direct response advertisers typically measure campaign effectiveness using metrics related to consumer response to an advertisement.

We generate digital revenue by delivering digital advertisements on digital media sites across a wide range of Internet-connected online and mobile devices. Advertisers and agencies typically purchase advertising from us through campaigns that are sold and managed by our direct sales force, which we refer to as managed campaigns. Managed campaigns provide advertisers with a higher degree of “white glove” customer service, with dedicated account teams that use our proprietary Ocean platform to deliver advertising campaigns for advertisers.

We typically contract with advertisers or agencies through insertion orders, which set forth campaign parameters such as size and duration of the campaign, type of advertising format and pricing. Digital advertising customers submit ad insertion orders to us and we fulfill those orders by delivering their digital advertisements to audiences through digital media properties. We are typically paid by advertisers on the basis of the number of viewer impressions to whom an advertisement is delivered, known as a cost per thousand basis, or CPM, and we generally pay our publisher partners a negotiated percentage of this revenue. Prior to running an advertising campaign, the advertiser or agency may work with our creative team to provide the creative direction of the campaign and design in order to most effectively reach the audiences most desirable to it.

Our Digital Customers

Our digital customer base consists primarily of advertisers of all sizes and the advertising agencies that represent them. Between July 1, 2014 and December 31, 2014, we had over 400 advertising clients, including top brand advertisers from nearly all major industries, including automotive, consumer products, telecommunications, financial services, retail, government, entertainment, travel and health. Digital revenue from individual advertisers varies from period to period. We do not believe that our business is substantially dependent upon any individual advertiser, and no individual advertiser represented more than 10% of our digital revenue for the year ended December 31, 2014.

Our Digital Publisher Network

We have contractual relationships with premium publishers, or owners of sites that contain premium digital content and provide digital advertising inventory. We consider a premium publisher to be a publisher that has content that is professionally produced and offers a quality viewing experience. These relationships provide us with digital advertising inventory, which we utilize to deliver our digital advertising solutions to our digital advertising customers. We engage our publisher partners through a variety of methods, including outreach by a dedicated business development team. We do not believe that the success of our business is dependent on our relationship with any single publisher partner.

We seek to identify owners of digital media properties featuring premium digital content that, individually or collectively, have the audience scale, composition and accessibility across Internet-connected devices to achieve the objectives of our advertisers. We review a variety of criteria to determine the quality of the advertising inventory and its appropriateness for our advertiser clients, including content, the characteristics of the publisher’s viewing audience, the targeting attributes that can be obtained from the digital media property in real time and the volume of available digital content and impressions.

Digital Competition

The digital advertising market is dynamic, rapidly changing and highly competitive, influenced by trends in both the overall advertising market as well as the digital advertising market. We compete with large online digital publishers such as Hulu, LLC and YouTube, LLC, which is owned by Google, Inc., as well as other publishers who rely on their own sales organizations to attract advertisers to their digital properties. Across the digital media landscape, we compete for advertising purchases with large entities such as Google Inc., Facebook, Inc., Microsoft Corporation, AOL Inc. and Yahoo! Inc., all of whom offer digital advertising services as part of a larger solution for digital media buying, as well as other advertising technology companies and advertising networks. In the traditional media space, we also compete for advertising commitments with TV broadcasters, cable TV broadcasters, radio broadcasters, print media and other traditional publishers. Many of our competitors have significant client relationships, much larger financial resources and longer operating histories in this space than we have.

We believe that the principal competitive factors in our industry include effective audience targeting capabilities, multi-device campaign delivery capability, proven and scalable technologies, audience scale and reach, relationships with leading advertisers and their respective agencies, brand awareness and reputation, ability to gather and use data to deliver more relevant ads, ability to ensure brand safety, ability to prevent click fraud and use of analytics to effectively measure performance. We believe that we compete favorably with respect to all of these factors and that we are well-positioned to be a leading provider of digital advertising solutions to reach Hispanic audiences in the United States and Latin America.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting and digital media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.) resulting from political advertising.

Intellectual Property

We believe that our ability to protect our intellectual property is an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, copyrights, trademarks and contracts. We have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment of inventions agreements with employees, independent contractors, consultants and companies with which we conduct business.

In the course of our business, we use various trademarks, trade names and service marks, including our logos and FCC call letters, in our advertising and promotions, as well as proprietary technology platforms and other technology. Some of our technology relies upon third party licensed intellectual property. We do not hold or depend upon any material patent, government license, franchise or concession, except our broadcast licenses granted by the FCC.

In our digital media operations, we use our proprietary technology platform, Ocean, which is a comprehensive advertising technology and data platform. The Ocean platform consists primarily of software incorporating our proprietary technology and algorithms, database software and the data that we store.

Employees

As of December 31, 2014, we had approximately 1,010 full-time employees, including 640 full-time employees in television, 341 full-time employees in radio, and 29 full-time employees in digital. As of December 31, 2014, three of our full-time television employees were represented by labor unions that have entered into collective bargaining agreements with us. We believe that our relations with these unions and with our employees generally are good.

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

Under the Communications Act, a broadcast license may not, absent a public interest determination by the FCC, be granted to or held by persons who are not U.S. citizens, by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, or foreign governments or their representatives or by non-U.S. corporations. The FCC has issued a declaratory order that it would, upon request, consider permitting foreign ownership of broadcast stations in excess of the limits. Thus, the licenses for our stations could be revoked if our outstanding capital stock is issued to or for the benefit of non-U.S. citizens in excess of these limitations. Our restated certificate of incorporation restricts the ownership and voting of our capital stock to comply with these requirements.

The FCC generally applies its other broadcast ownership limits to “cognizable” interests held by an individual, corporation or other association or entity. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcast licensee.

Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses.

A time brokerage agreement with another television or radio station in the same market creates an attributable interest in the brokered television or radio station as well for purposes of the FCC’s local television or radio station ownership rules, if the agreement affects more than 15% of the brokered television or radio station’s weekly broadcast hours. Likewise, a joint sales agreement involving radio stations creates a similar attributable interest for the broadcast station that is undertaking the sales function. The FCC has extended the joint sales agreement attribution policy to television stations, effective as of December 19, 2016. We are considering whether to seek a waiver of this policy for our stations involved in joint sales agreements or to take other actions to comply with the new rules.

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

Because of these multiple and cross-ownership rules, if a stockholder, officer or director of Entravision holds a “cognizable” interest in Entravision, such stockholder, officer or director may violate the FCC’s rules if such person or entity also holds or acquires an attributable interest in other television or radio stations or daily newspapers in such markets, depending on their number and location. If an attributable stockholder, officer or director of Entravision violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our broadcast business and may be unable to obtain FCC consents for certain future acquisitions.

Pursuant to the Communications Act, the FCC is required, on a quadrennial basis, to review its media ownership rules. The FCC began the most recent such review in 2010. In 2014, the FCC initiated a new Quadrennial Review and incorporated the existing 2010 record into that proceeding.

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

In establishing a national cap by statute, Congress did not make mention of the FCC’s UHF discount policy, whereby UHF stations are deemed to serve only one-half of the population in their television markets. The FCC has commenced a rulemaking proceeding to consider whether it should retain the UHF discount policy. In doing so, the FCC has stated that it will grandfather ownership interests in place as of the commencement of the proceeding.

As discussed above, Congress has already modified the nationwide television ownership cap and has considered legislation that would roll back the FCC’s proposed changes. The FCC in 2010 commenced its latest review of its ownership rules that was recently incorporated into a 2014 review proceeding. Any actions by the FCC in the future regarding radio and/or television ownership may elicit further Congressional response.

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

The FCC requires that licensees must not discriminate in hiring practices. It has recently released new rules that will require us to adhere to certain outreach practices when hiring personnel for our stations and to keep records of our compliance with these requirements. On March 10, 2003, the FCC’s current Equal Employment Opportunity, or EEO, rules went into effect. The rules set forth a three-pronged recruitment and outreach program for companies with five or more full-time employees that requires the wide dissemination of information regarding full-time vacancies, notification to requesting recruitment organizations of such vacancies, and a number of non-vacancy related outreach efforts such as job fairs and internships. Stations are required to collect various information concerning vacancies, such as the number filled, recruitment sources used to fill each vacancy, and the number of persons interviewed for each vacancy. While stations are not required to routinely submit information to the FCC, stations must place an EEO report containing vacancy-related information and a description of outreach efforts in their public file annually. Stations must submit the annual EEO public file report as part of their renewal applications, and television stations with five or more full-time employees and radio stations with more than ten employees also must submit the report midway through their license term for FCC review. Stations also must place their EEO public file report on their Internet websites, if they have one. The EEO rules do not materially affect our operations. Failure to comply with the FCC’s EEO rules could result in sanctions or the revocation of station licenses.

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

For the three-year period commencing on January 1, 2015, we generally elected “retransmission consent” in notifying the MVPDs that carry our television programming in our television markets. We have arrangements or have entered into agreements with nearly all of our MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights, including through our national program supplier for Spanish-language programming, Univision, for our Univision- and UniMás-affiliated television stations, for the three-year period.

There are proceedings pending at the FCC that could modify the retransmission consent process. We cannot say at this time how any such changes may impact the way broadcasters and MVPDs may negotiate for the carriage of programming.

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

The FCC has required full-power television stations in the United States to operate in digital television. The FCC has set September 1, 2015 as the date for Class A television stations to transition to digital. The transition date for low-power television stations has been postponed until after the completion of the incentive auction process. We are in the process of transitioning certain of our Class A and low-power stations to digital where we believe is in our best interest to do so.

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

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-power stations in those markets where the satellite operators have implemented local-into-local service. SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA. SHVERA extended the ability of satellite operators to implement local-into-local service. SHVERA expired in late 2009, but was extended in May 2010 by the Satellite Television Extension and Localism Act, or STELA. STELA provided a further five-year extension of the “carry one/carry all” rule earlier adopted in SHVIA and SHVERA and was further renewed in late 2014 under the terms of the STELA Reauthorization Act of 2014 (STELAR). To the extent we have decided to secure our carriage on DBS through retransmission consent agreements, the “carry one/carry all” rule is no longer relevant to us.

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

Spectrum Policies/Incentive Auction. After studying national broadband needs, the FCC made a determination that a critical need exists to expand the spectrum available for wireless broadband services. This need is perceived to arise based on a finding that consumers and businesses will have an increasing usage of wireless devices and the associated spectrum for telephony, data transmission, and entertainment purposes. The FCC has further determined that in order to avert a spectrum crisis, it must recover and reallocate to wireless broadband a total of 500 MHz of spectrum, of which up to 120 MHz (amounting to 20 channels) are expected to come from spectrum currently allocated to television broadcasting.

In order to achieve this spectrum recovery, the FCC has proposed that broadcasters participate in “voluntary incentive auctions” in which interested station owners would offer the spectrum of their stations in a “reverse auction”, providing spectrum for wireless operators to purchase in a simultaneous or future “forward auction”. Legislation to achieve that goal was enacted by Congress in February 2012. The FCC has commenced a series of rulemaking proceedings to develop rules to establish how such auctions, now expected to occur in 2016, will be undertaken, how stations will be valued, what percentage of the auction payments will go to broadcasters, and what rights, if any, will selling stations or stations agreeing to share spectrum retain following the completion of the sale of their stations and associated spectrum. Likewise, following the completion of the auction process, the FCC intends to repack the television band and this repacking may have an impact on our full-service and Class A stations as such stations may have to be relocated and the levels of interference protection and other regulatory provisions may be altered to accommodate the reduction in available broadcast channels. Entravision is considering what its participation, if any, will be in the incentive auction process.

Any reduction in available spectrum arising from the post-auction repacking process may have a detrimental impact on low-power stations (other than Class A stations), including the loss of those in television markets where there will no longer be available spectrum to accommodate them. The loss of such broadcasting opportunities could have a detrimental effect on our business.

The FCC is seeking, as part of the incentive auction process, to modernize spectrum rules for the television band. Among the proposals under consideration are the sharing of the spectrum allocated to a television station among multiple stations, altering spacing among stations and interference protections between stations through an unpacking of broadcast television allocations, and improving television reception in the VHF band so that remaining television stations would use VHF spectrum while freeing up UHF channels from 32 to 51. Until the related incentive auction and modernization proceedings are completed, it is premature to reach any conclusions as to these proceedings and the eventual impact therefrom on the future of television broadcasting.

Regulation of Digital Advertising

We are subject to many United States federal and state laws and regulations, as well as laws and regulations of other jurisdictions, applicable to businesses engaged in providing digital media advertising services. These laws potentially can affect our business to the extent they restrict our business practices, increase our cost of compliance or impose a greater risk of liability, and these laws continue to evolve.

Compliance with privacy, data protection and data security laws plays a significant role in our business. In the United States, both federal and state laws regulate activities inherent to digital advertising, including the collection and use of consumer data by us and by companies with which we do business in the course of providing digital media services.  Because we interact with consumers outside the United States and provide services to advertisers who themselves interact with those consumers, the laws of other jurisdictions may also apply to the types of services we provide.  Privacy and data protection regulations have gained substantial publicity and attention in light of growing consumer expectations both for enhanced services as well as privacy, especially in light of publicized data breach incidents.

Online advertising activities in the United States primarily have been subject to regulation and enforcement by the Federal Trade Commission, or FTC, which principally relies on its enforcement authority under Section 5 of the Federal Trade Commission Act to investigate and respond to unfair and deceptive acts and practices. Section 5 has been the primary regulatory tool used to respond to claims of deceptive or inadequate privacy policies, inadequate data security practices and misuse of consumer data. The FTC’s enforcement focus has included close attention to the mobile advertising industry. For example, in December 2012, the FTC adopted amendments to rules under the Children's Online Privacy Protection Act, or COPPA, which went into effect in July 2013. These amendments broaden the potential applicability of COPPA compliance obligations to our activities and those of our clients when interacting with children. California’s parallel children’s privacy law also has been expanded and potentially reaches consumers not covered by COPPA. By way of further example, the FTC’s testimonial and endorsement guidelines were updated in late 2009 and contain new and expanded guidance for advertising practices using endorsements, testimonials and similar content. In addition to formal rules and guidelines, the FTC’s active enforcement in the digital media industry creates evolving precedent for challenging digital advertising practices as deceptive or unfair.

The FTC has devoted particular attention to businesses within the digital media channel where the FTC has determined that potentially abusive practices have occurred or are likely to occur. The FTC focuses its enforcement resources on the accuracy of consumer disclosures, data practices transparency and data aggregation. More recently, the FTC has communicated its intention to focus on the use of data to disadvantage vulnerable or minority communities, and particular attention has been paid to data brokers and aggregators of the type that may assist us in creating consumer profiles and in serving advertisements. In some circumstances, the FTC has taken the position that advertisers may be liable for the acts of channel partners, and this creates the possibility of enforcement risk for acts other than our own.

The FTC also has employed its Section 5 authority to take action against digital advertising businesses with regard to their data security practices and policies, even apart from its traditional enforcement of privacy regulations and standards.

The issue of privacy in the digital media industry is still evolving. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, retain, augment, analyze, use and share consumer data, such as by regulating the level of consumer notice and consent required before a company can employ “cookies” or other electronic tools to track online activities. Enforcement bodies are developing rules and enforcement standards applicable to the collection, storage and use of geolocation data, transparency of consumer data profile creation and management, and consumer access to and control over their individual online profiles.

The European Union, or EU, and its member states currently regulate digital advertising practices under its Data Protection Directive and implementing national legislation and the EU currently is considering community-wide data protection regulations that will govern digital advertising practices in the EU. Current and developing EU law, among other things, requires advertisers to obtain specific types of notice and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements. It remains a possibility that additional legislation may be passed and regulations or otherwise issued in the future. Other jurisdictions similarly continue to develop enhanced data protection and security laws.

We also participate in industry self-regulatory programs under which, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising and allow them to opt-out from the use of data we collect for the delivery of targeted advertising. The rules and policies of the self-regulatory programs in which we participate are updated from time to time and may impose additional restrictions upon us in the future.

Additionally, in the United States and, increasingly, in other jurisdictions, consumers are provided private rights of action to file civil lawsuits, including class action lawsuits, against companies that conduct business in the digital media industry, including makers of devices that display digital media, providers of digital media, operating system providers and third party networks. Plaintiffs in these lawsuits have alleged a range of violations of federal, state and common law, including computer trespass and violation of privacy laws.

Any failure, or perceived failure, by us to comply with U.S. federal, state, or applicable international laws or regulations pertaining to privacy or data protection, or other policies, self-regulatory requirements or legal obligations could result in proceedings or actions against us by governmental entities or others, and also could result in reputational injury and/or monetary fines.

ITEM 1A.	RISK FACTORS

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

Our total indebtedness was approximately $340.3 million as of December 31, 2014. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of the 2013 Credit Agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets and our existing and future domestic subsidiaries to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If amounts outstanding under the amended Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full the money owed to such lender.

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

Historically, we have a history of losses in some periods and income in other periods, although in recent years, we have not experienced net losses. Were we to experience net losses again, our ability to comply with the 2013 Credit Agreement, including financial covenants and ratios, and continue to operate our business as it is presently conducted, could be jeopardized.

We reported net income of $27.1 million and had positive cash flow from operations of $54.4 million for the year ended December 31, 2014. We reported net income of $133.8 million and had positive cash flow from operations of $32.8 million for the year ended December 31, 2013. Additionally, as of December 31, 2014, we had an accumulated deficit of $764.5 million. If we were to experience net losses and declining net revenue over a period of time, there could be an adverse effect on our liquidity and capital resources. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to refinance our existing debt, sell assets, curtail certain operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. Any default under our 2013 Credit Facility, inability to renegotiate such agreements if required, obtain additional financing if needed, or obtain waivers for any failure to comply with financial covenants and ratios would have a material adverse effect on our overall business and financial condition.

Our ability to generate the significant amount of cash needed to service our indebtedness and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. In addition, we may not be able to pay amounts due on our indebtedness.

As of December 31, 2014, we had outstanding total indebtedness of approximately $340.3 million. Our ability to make payments on and refinance our indebtedness, including the amounts borrowed under our 2013 Credit Facility and other financial obligations, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which is subject to many factors, including prevailing economic conditions and financial, business and other factors, many of which are beyond our control.

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

Uncertain or adverse economic conditions may have a negative impact on our industry, business, results of operations or financial position.

Uncertain or adverse economic conditions could have a negative effect on the fundamentals of our business, results of operations and/or financial position. These conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the services, telecommunications, automotive, fast food and restaurant, and retail industries, which provide a significant amount of our advertising revenue. There can be no assurance that we will not experience any further material adverse effect on our business as a result of current economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the purpose of stimulating the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers or our financial condition, results of operations or the trading price of our securities. Potential consequences of the foregoing include:

•

the financial condition of companies that advertise on our stations, including, among others, those in the services, telecommunications, automotive, fast food and restaurant, and retail industries, which may file for bankruptcy protection or face severe cash flow issues, may result in a further significant decline in our advertising revenue;

•	our ability to borrow capital on terms and conditions that we find acceptable, or at all, may be limited, which could limit our ability to refinance our existing debt;
•	potential increased costs of borrowing capital if interest rates rise;
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

The recent recession and difficulties in the global capital and credit markets have adversely affected, and uncertain or adverse economic conditions may negatively affect, our business, as well as the industries of many of our customers, which are cyclical in nature.

Some of the markets in which our advertisers participate, such as the services, telecommunications, automotive, fast food and restaurant, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. Declines in consumer and business confidence and spending during and since the recent recession, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and can affect the profitability of our business. Our business is exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners. These conditions have resulted in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of customer advertising orders, cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. The recurrence of any of these conditions may adversely affect our cash flow, profitability and financial condition. Although the markets have improved since the depths of the recent recession, the overall economic recovery has continued to be uneven. Future disruption of the credit markets, increases in interest rates and/or sluggish economic growth in future periods could adversely affect our customers’ access to or cost of credit, which supports the continuation and expansion of their businesses, and could result in advertising cancellations or suspensions, payment delays or defaults by our customers.

Current uncertain economic conditions may affect our financial performance or our ability to forecast our business with accuracy.

Our operations and performance depend primarily on U.S. and, to a lesser extent, international economic conditions and their impact on purchases of advertising by our customers. As a result of the global financial crisis, which was experienced on a broad and extensive scope and scale, and the recent recession in the United States, general economic conditions deteriorated significantly, and the economic recovery since that time has been uneven. Economic conditions may remain uncertain for the foreseeable future. We believe that this general economic uncertainty may continue in future periods, as our customers alter their purchasing activities in response to the new economic reality, and, among other things, our customers may change or scale back future purchases of advertising. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results. If we are unable to adequately respond to or forecast further changes in demand for advertising, our results of operations, financial condition and business prospects may be materially and adversely affected.

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

Depending upon our future results of operations, ability to further reduce costs as necessary and comply with our financing agreements, including financial covenants and ratios, we may require additional equity or debt financing. If future funds are raised through issuance of stock or convertible debt, these securities could have rights, privileges and preference senior to those of common stock. The sale of additional equity securities or securities convertible into or exchangeable for equity securities could also result in dilution to our current stockholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us or at all.

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

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets. Although we have not recorded impairment of our television assets since 2010, we recorded an impairment of our radio goodwill in 2014.

Goodwill and intangible assets totaled $291 million and $277 million at December 31, 2014 and 2013, respectively, primarily attributable to acquisitions in prior years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value.

Goodwill and indefinite life intangible assets are tested annually on October 1 for impairment, or more frequently if events or changes in circumstances indicate that our assets might be impaired. Such circumstances may include, among other things, a significant decrease in our operating performance, decrease in prevailing broadcast transaction multiples, deterioration in broadcasting industry revenues, adverse market conditions, a significant decrease in our market capitalization, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors. Appraisals of any of our reporting units or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of our intangible assets. Any determination of impairment of our goodwill or other intangibles could have an adverse effect on our financial condition and results of operations.

In 2014, we recorded an impairment of our radio goodwill in the amount of $0.7 million, which has now been written down to $0, so we do not have any goodwill in our radio reporting unit at December 31, 2014.

Univision’s ownership of our Class U common stock may make some transactions difficult or impossible to complete without Univision’s support.

Univision is the holder of all of our issued and outstanding Class U common stock. Although the Class U common stock has limited voting rights and does not include the right to elect directors, we may not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate our company or dispose of any interest in any FCC license for any of our Univision-affiliated television stations, among other things. Univision’s ownership interest may have the effect of delaying, deterring or preventing a change in control of our company and may make some transactions more difficult or impossible to complete without Univision’s support or due to Univision’s then-existing media interests in applicable markets.

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

Our Chief Executive Officer currently has control of the Company, giving him the ability to determine the outcome of most actions by the Company and its stockholders, including the election of all of the Company's directors.

As of February 27, 2015, Walter F. Ulloa, and stockholders affiliated with him, collectively hold approximately 54.1% of the voting power of our common stock. Under Delaware law, these stockholders, by themselves, have the power to elect all the directors of the Company and determine the outcome of most matters placed before the stockholders for action.

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

We operate in highly competitive industries subject to changing technologies, and we may not be able to compete successfully.

We operate in highly competitive industries. Our television stations, radio stations and digital media platforms compete for audiences and advertising with other television stations, radio stations and digital media platforms, as well as with other forms of media. Advances in technologies or alternative methods of content delivery, as well as changes in audience or advertiser expectations driven by changes in these or other technologies and methods of content delivery, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, text messaging, streaming video and downloaded content from mobile phones, tablets and other personal video and audio devices. For example, devices that allow users to view or listen to television or radio programs on a time-shifted basis, and technologies which enable users to fast-forward or skip advertisements altogether, such as DVRs, the Dish Network Hopper and mobile devices, may cause changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of mobile devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations. Additionally, cable providers and direct-to-home satellite operators are developing services that allow them to transmit programming over the Internet to audiences, potentially leading to increased competition for viewers in our markets. New technologies and methods of buying advertising present an additional competitive challenge, as competitors offer products and services such as the ability to purchase advertising programmatically or bundled offline and online advertising, aimed at capturing advertising spend.

Our inability, for technological, business or other reasons, to adapt to changes in technology on a timely and effective basis, exploit new sources of revenue from these changes, or to enhance, develop, introduce and deliver compelling advertising solutions in response to changing market conditions and technologies or evolving expectations of advertisers may affect our business prospects and results of operations.

Legislation and regulation of digital media businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our digital media technology platform or business model.

U.S. and foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising, including, for example, the online collection and use of anonymous user data and unique device identifiers, such as IP address or unique mobile device identifiers, geo-location data and other privacy and data protection regulation. Such legislation or regulations could affect the costs of doing business online, and could reduce the demand for our digital solutions or otherwise harm our digital operations. For example, a wide variety of state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, such measures may not always be effective. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations governing privacy, data security or consumer protection, could result in proceedings against us by governmental entities, consumers or others. Any such proceedings could force us to spend significant amounts in defense of these proceedings, distract our management, result in fines or require us to pay significant monetary damages, damage our reputation, adversely affect the demand for our services, increase our costs of doing business or otherwise cause us to change our business practices or limit or inhibit our ability to operate or expand our digital operations.

We may be subject to intellectual property rights claims by third parties, which may be extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Third parties may assert claims of infringement of intellectual property rights in proprietary technology against us for which we may be liable. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from operating our business. Although third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed such claimant's patents or copyrights, royalties or other fees. Any of these events could seriously harm our business financial condition and results of operations.

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

A significant portion of our television stations is licensed by the FCC for low-power service only. Our low-power television stations operate with less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations are treated as a secondary service. If any or all of our low-power stations are found to cause interference to full-power stations or sufficient channels become unavailable to accommodate incumbent broadcast television stations, owing to the relocation of full-power stations to fewer channels as part of the incentive auction repacking process, we could be required to eliminate the interference or terminate service. In a few urban markets where we operate, including San Diego, there are a limited number of alternative channels to which our low-power television stations can migrate. If, as a result of the elimination of part of the broadcast spectrum or otherwise, we are unable to move the signals of our low-power television stations to replacement channels, or such channels do not permit us to maintain the same level of service, we may be unable to maintain the viewership these stations currently have, which could harm our ratings and advertising revenue or, in the worst case, cause us to discontinue operations at these low-power television stations.

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

SHVIA allowed DBS television companies, which are currently DirecTV and Dish Network, to transmit local broadcast television station signals back to their subscribers in local markets. In exchange for this privilege, however, SHVIA required that in television markets in which a DBS company elects to pick up and retransmit any local broadcast station signals, the DBS provider must also offer to its subscribers signals from all other qualified local broadcast television stations in that market. Our broadcast television stations in markets for which DBS operators have elected to carry local stations have previously obtained carriage under this “carry one/carry all” rule.

SHVIA expired in 2004 and Congress adopted SHVERA, which expired in 2009, but was extended in May 2010 by STELA. STELA and STELAR provide further five-year extensions, now until 2019, of the “carry one/carry all” rule earlier adopted in SHVIA and SHVERA. To the extent we have decided to secure our carriage on DBS through retransmission consent agreements, the “carry one/carry all” rule no longer is relevant to us.

Changes in the FCC’s ownership rules could lead to increased market power for our competitors or could place limits on our ability to acquire stations in certain markets.

As required by the Communications Act and as the regulator of over-the-air broadcasting, the FCC, both on a quadrennial basis and in individual proceedings, continues to review its policies for the ownership of both radio and television stations. To date, however, only a reduction in the nationwide television cap, to 39% of the viewing public, has been the subject of federal legislation. The impact of changes in the FCC’s rules as to how many stations a party may own, operate and/or control, depends on whether the FCC expands its ownership limits, as it has done in the past, or adopts new limits on ownership, as it has also done as in the case of time brokerage agreements. In the case of the former, expanding ownership limits could result in our competitors’ ability to increase their ownership presence in the markets in which we operate. In the case of the latter, we may be unable to acquire stations in markets where additional station ownership would enable us to achieve operating efficiencies or grow our broadcasting business.

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

With the advent of mobile wireless communications and its use not only for voice but for broadband distribution, the need for spectrum has grown. The FCC is increasing the amount of spectrum available for use by wireless broadband services at the expense of over-the-air broadcast services. Available sources of such spectrum are limited and the spectrum allotted for television broadcasting as a source for such spectrum repurposing has been identified as containing spectrum that the FCC seeks to recover in part and made available for wireless broadband use. The FCC has been required by statute to undertake any such repurposing in a manner such that its application to full-service and Class A television stations will be voluntary and television broadcasters will not be required to return their existing spectrum. However, it cannot be certain how the FCC’s efforts to secure additional spectrum for mobile wireless communications and the incentive auction and repacking processes that accompany the redistribution of broadcast spectrum will affect television broadcasting, as it remains dependent on the applications of such legislation, the rules to be adopted and applied by the FCC, and the actions of broadcasters in responding to the new, altered spectrum environment.

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

Our corporate headquarters are located in Santa Monica, California. We lease approximately 16,000 square feet of space in the building housing our corporate headquarters under a lease expiring in 2021. We also lease approximately 45,000 square feet of space in the building housing our radio network headquarters in Los Angeles, California, under a lease expiring in 2026.

The types of properties required to support each of our television stations, radio stations and digital operations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We also own the buildings and/or land used for office, studio and tower facilities at certain of our television and/or radio properties. We own substantially all of the equipment used in our television and radio broadcasting business. We believe that all of our facilities and equipment are adequate to conduct our present operations. We also lease certain facilities and broadcast equipment in the operation of our business. See Note 11 to Notes to Consolidated Financial Statements.

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

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ending December 31, 2013
First Quarter	$3.53	$1.64
Second Quarter	$6.25	$2.66
Third Quarter	$7.27	$5.02
Fourth Quarter	$7.03	$5.08
Year Ending December 31, 2014
First Quarter	$7.36	$5.53
Second Quarter	$6.77	$4.27
Third Quarter	$6.55	$3.84
Fourth Quarter	$7.72	$3.88

As of March 2, 2015, there were approximately 140 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by Research Data Group, Inc., depicts our quarterly performance for the period from December 31, 2009 through December 31, 2014, as measured by total stockholder return on our Class A common stock compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

Dividend Policy

We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.025 per share each quarter during 2014. We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.125 per share on December 30, 2013, consisting of a quarterly dividend of $0.025 per share and a special dividend of $0.10 per share. We paid a special cash dividend on our Class A, Class B, and Class U common stock of $0.12 per share on December 28, 2012. We currently anticipate making cash dividends on a quarterly basis in future periods. Any decision to pay future cash dividends will be subject to further approval by the Board. Our future dividend policy, including the amount of any dividend, will depend on factors considered relevant in the discretion of the Board of Directors, which may include, among other things, our earnings, capital requirements and financial condition. In addition, the 2013 Credit Agreement places certain restrictions on our ability to pay dividends on any class of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	6,723,518	(2)	$3.33	(3)	6,239,933
Employee Stock Purchase Plan	N/A	(4)	N/A	(4)	3,997,062
Equity compensation plans not approved by security holders	—		—		—
Total	6,723,518		$3.33		10,236,995

(1)

Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.

(2)	Includes an aggregate of 1,168,768 restricted stock units.
(3)	Weighted average exercise price of outstanding options; excludes restricted stock units.
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

Issuer Purchases of Equity Securities

On August 18, 2014, our Board of Directors approved a share repurchase program of up to $10.0 million of the Company’s outstanding common stock. On November 25, 2014, our Board of Directors approved an extension of the share repurchase program with a repurchase authorization of up to an additional $10.0 million of the Company’s outstanding common stock, for a total repurchase authorization of up to $20.0 million. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The stock repurchase program may be suspended or discontinued at any time without prior notice

As of December 31, 2014, we repurchased approximately 2.5 million shares of Class A common stock at an average price of $5.08, for an aggregate purchase price of approximately $12.5 million.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 and with respect to our consolidated balance sheets as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements not included herein.

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

(In thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:
Net revenue	$242,038	$223,916	$223,253	$194,396	$200,476
Cost of revenue - digital media	2,993	-	-	-	-
Direct operating expenses	107,281	103,686	92,256	88,590	84,802
Selling, general and administrative expenses	35,399	31,556	37,818	36,511	38,046
Corporate expenses	21,301	19,771	17,976	15,669	18,416
Depreciation and amortization	14,663	14,953	16,426	18,653	19,229
Impairment charge	735	—	—	—	36,109
	182,372	169,966	164,476	159,423	196,602
Operating income (loss)	59,666	53,950	58,777	34,973	3,874
Interest expense	(13,904)	(24,631)	(35,407)	(37,650)	(24,429)
Interest income	50	44	86	3	260
Other income (loss)	—	—	—	687	—
Gain (loss) on debt extinguishment	(246)	(29,675)	(3,743)	(423)	(987)
Income (loss) before income taxes	45,566	(312)	19,713	(2,410)	(21,282)
Income tax (expense) benefit	(18,444)	134,137	(6,112)	(5,790)	3,376
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	27,122	133,825	13,601	(8,200)	(17,906)
Equity in net income (loss) of nonconsolidated affiliate	—	—	—	—	(180)
Net income (loss)	$27,122	$133,825	$13,601	$(8,200)	$(18,086)
Net income (loss) per share, basic	$0.31	$1.53	$0.16	$(0.10)	$(0.21)
Net income (loss) per share, diluted	$0.30	$1.50	$0.16	$(0.10)	$(0.21)
Cash dividends declared per common share, basic	$0.10	$0.13	$0.12	$0.06	$—
Cash dividends declared per common share, diluted	$0.10	$0.12	$0.12	$0.06	$—
Weighted average common shares outstanding, basic	88,680,322	87,401,123	85,882,646	85,051,066	84,488,930
Weighted average common shares outstanding, diluted	90,943,734	89,338,696	86,314,206	85,051,066	84,488,930

	Years Ended December 31,
	2014	2013	2012	2011	2010
Other Data:
Capital expenditures	$9,111	$9,748	$9,900	$8,218	$7,177
Balance Sheet Data:
Cash and cash equivalents	$31,260	$43,822	$36,130	$58,719	$72,390
Total assets	527,767	538,237	438,051	467,321	490,810
Long-term debt, including current portion	340,313	364,063	340,814	379,662	396,119
Total stockholders' equity (deficit)	$145,558	$136,024	$5,401	$(561)	$10,357

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2014, 2013 and 2012 and consolidated financial condition as of December 31, 2014 and 2013 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

OVERVIEW

We are is a diversified media company serving Hispanic audiences primarily throughout the United States and the border markets of Mexico with a combination of television, radio and digital media properties. We believe that we are the largest independent public media company focused principally on the U.S. Hispanic audience. We currently operate in three reportable segments, television broadcasting, radio broadcasting and digital media. We previously operated in two reportable segments, television broadcasting and radio broadcasting.  On June 18, 2014, we acquired Pulpo Media, Inc., or Pulpo, a leading provider of digital advertising services and solutions focused on reaching Hispanic audiences in the U.S. and Latin America.  Beginning with the third quarter of 2014, we created a new operating segment, digital media, which consists of the financial results of Pulpo. Our net revenue for the year ended December 31, 2014 was $242.0 million. Of that amount, revenue generated by our television segment accounted for 68%, revenue generated by our radio segment accounted for 29%, and revenue generated by our digital segment accounted for 3%.

As of the date of filing this report, we own and/or operate 58 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations (38 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We own and operate a national sales representation firm, Entravision Solutions, through which we sell advertisements and syndicate radio programming to approximately 350 stations across the United States. We also own and operate an online advertising platform that delivers digital advertising in a variety of formats to reach Hispanics audiences on Internet-connected devices.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements that are entered into with Multichannel Video Programming Distributors, or MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when display or other digital advertisements record impressions on the websites of our third party publishers. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.) resulting from political advertising.

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

Highlights

During 2014, we achieved revenue growth primarily driven by World Cup revenue, retransmission consent revenue, political advertising revenue, which was not material in 2013, and our new digital segment. Net revenue increased to $242.0 million, an increase of $18.1 million, from $223.9 million in 2013. Our audience shares remain strong in the nation’s most densely populated Hispanic markets, and we believe we are well positioned to benefit as the U.S. Hispanic market continues to expand and advertisers increasingly recognize the importance of reaching our target audience.

Net revenue for our television segment increased to $165.5 million in 2014, from $157.0 million in 2013. This increase of $8.5 million, or 5%, was primarily due to advertising revenue from the World Cup, an increase in retransmission consent revenue, and an increase in political advertising revenue, which was not material in 2013. These increases were partially offset by decreases in national and local advertising revenue. We generated a total of $26.4 million in retransmission consent revenue in 2014. We anticipate that retransmission consent revenue for the full year 2015 will be greater than it was for the full year 2014 and will continue to be a growing source of net revenues in future periods.

Net revenue for our radio segment increased to $69.9 million in 2014, from $66.9 million in 2013. This increase of $3.0 million, or 4%, was primarily due to advertising revenue from the World Cup, an increase in national advertising revenue, and an increase in political advertising revenue, which was not material in 2013. These increases were partially offset by a decrease in local advertising revenue.

Net revenue in our digital segment was $6.6 million for the year ended December 31, 2014. Since our digital media segment began in the third quarter of 2014, comparisons to the year ended December 31, 2013 are not possible.

Acquisitions and Dispositions

On June 18, 2014, we completed the acquisition of 100% of the common stock of Pulpo, a leading provider of digital advertising services and solutions focused on reaching Hispanic audiences in the U.S. and Latin America. In connection with the Pulpo acquisition, we acquired additional digital media platforms that the Company believes will enhance its offerings to the U.S. Hispanic marketplace. The transaction was funded from our cash on hand, for an aggregate cash consideration of $15.0 million, net of cash acquired of $0.7 million, and contingent consideration with a fair value of $1.4 million as of the acquisition date.

The following is a summary of the purchase price allocation for the acquisition of Pulpo (in millions):

Accounts receivable	$1.6
Prepaids and other assets	0.1
Property and equipment	0.5
Intangible assets subject to amortization	3.4
Goodwill	14.1
Current liabilities	(1.8)
Deferred income taxes	(1.5)

The acquisition of Pulpo includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Pulpo based upon the achievement of certain annual performance benchmarks over a three-year period. Amounts are payable 90 days after each fiscal year end beginning December 31, 2014. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the three-year period is between $0 and $3.0 million. The fair value of the contingent consideration recognized on the acquisition date of $1.4 million was estimated by applying the real options approach. Performance targets were achieved for the year ended December 31, 2014, and, accordingly, a payment of $1.0 million will be made to the sellers in 2015. As of December 31, 2014, we determined Pulpo is less likely to earn the full amount of the contingent consideration for the years 2015 and 2016. Therefore, we adjusted the fair value of the contingent consideration in the fourth quarter of 2014 to $1.3 million. The net impact of the contingent consideration adjustment was a reduction of $0.1 million and is included in corporate expense in the accompanying consolidated statements of operations.

The fair value of the assets acquired includes trade receivables of $1.6 million. The gross amount due under contract is $1.7 million, of which $0.1 million is expected to be uncollectable.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the digital media segment and is attributable to Pulpo’s workforce and expected synergies from combining Pulpo’s operations with the Company’s.  The changes in the carrying amount of goodwill for each of the Company’s operating segments for the year ended December 31, 2014 are as follows (in thousands):

	December 31,			December 31,
	2013	Acquisition	Impairment	2014
Television	$35,912	$—	$—	$35,912
Radio	735	—	(735)	—
Digital	—	14,169	—	14,169
Consolidated	$36,647	$14,169	$(735)	$50,081

Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s financial condition or results of operations for any of the periods presented.

In a strategic effort to focus our resources on strengthening existing clusters and expanding into new U.S. Hispanic markets and subject to limitations contained in our amended Credit Agreement, we periodically review our portfolio of media properties and, from time to time, consider divesting assets in markets where we do not see the opportunity to grow to scale and build out media clusters. Please see “Liquidity and Capital Resources” below.

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

Under the network affiliation agreements, Univision acts as our exclusive third-party sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through March 31, 2015. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2014 and 2013, retransmission consent revenue accounted for approximately $26.4 million and $22.2 million, respectively. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

Univision currently owns approximately 10% of our common stock on a fully-converted basis. Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. As the holder of all of our issued and outstanding Class U common stock, so long as Univision holds a certain number of shares, we may not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate our company or dispose of any interest in any Federal Communications Commission, or FCC, license for any of our Univision-affiliated television stations, among other things. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

RESULTS OF OPERATIONS

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, loss (gain) on sale of assets and impairment charge. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Years Ended December 31,			% Change	% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
Net Revenue
Television	$165,472	$156,994	$156,839	5%	0%
Radio	69,922	66,922	66,414	4%	1%
Digital	6,644	—	—	100%	0%
Consolidated	242,038	223,916	223,253	8%	0%

Cost of revenue - digital media	2,993	—	—	100%	0%

Direct operating expenses
Television	63,569	63,623	56,664	(0)%	12%
Radio	41,349	40,063	35,592	3%	13%
Digital	2,363	—	—	100%	0%
Consolidated	107,281	103,686	92,256	3%	12%
Selling, general and administrative expenses
Television	17,278	15,797	20,571	9%	(23)%
Radio	16,773	15,759	17,247	6%	(9)%
Digital	1,348	—	—	100%	0%
Consolidated	35,399	31,556	37,818	12%	(17)%
Depreciation and amortization
Television	10,680	12,084	13,312	(12)%	(9)%
Radio	3,391	2,869	3,114	18%	(8)%
Digital	592	—	—	100%	0%
Consolidated	14,663	14,953	16,426	(2)%	(9)%
Segment operating profit (loss)
Television	73,945	65,490	66,292	13%	(1)%
Radio	8,409	8,231	10,461	2%	(21)%
Digital	(652)	—	—	100%	0%
Consolidated	81,702	73,721	76,753	11%	(4)%
Corporate expenses	21,301	19,771	17,976	8%	10%
Impairment charge	735	-	-	100%	0%
Operating income (loss)	$59,666	$53,950	$58,777	11%	(8)%
Consolidated adjusted EBITDA (1)	$79,277	$73,003	$76,863	9%	(5)%
Capital expenditures
Television	$6,084	$7,243	$8,339
Radio	2,995	2,505	1,561
Digital	32	—	—
Consolidated	$9,111	$9,748	$9,900
Total assets
Television	$380,775	$412,487	$313,904
Radio	124,050	125,750	124,147
Digital	22,942	—	—
Consolidated	$527,767	$538,237	$438,051

*	Percentage not meaningful.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of December 31): 2014, 4.0 to 1; 2013, 4.7 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Consolidated adjusted EBITDA (1)	$79,277	$73,003	$76,863
Interest expense	(13,904)	(24,631)	(35,407)
Interest income	50	44	86
Gain (loss) on debt extinguishment	(246)	(29,675)	(3,743)
Income tax (expense) benefit	(18,444)	134,137	(6,112)
Amortization of syndication contracts	(440)	(587)	(707)
Payments on syndication contracts	578	1,258	1,698
Non-cash stock-based compensation included in direct operating expenses	(1,294)	(1,070)	(146)
Non-cash stock-based compensation included in selling, general and administrative expenses	—	—	(767)
Non-cash stock-based compensation included in corporate expenses	(3,057)	(3,701)	(1,738)
Depreciation and amortization	(14,663)	(14,953)	(16,426)
Impairment charge	(735)	-	-
Net income (loss)	27,122	133,825	13,601
Depreciation and amortization	14,663	14,953	16,426
Impairment charge	735	-	-
Deferred income taxes	17,585	(134,975)	6,477
Amortization of debt issue costs	820	1,647	2,284
Amortization of syndication contracts	440	587	707
Payments on syndication contracts	(578)	(1,258)	(1,698)
Non-cash stock-based compensation	4,351	4,771	2,651
(Gain) loss on debt extinguishment	246	29,675	3,743
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,128)	(8,706)	(3,740)
(Increase) decrease in prepaid expenses and other assets	(1,183)	(509)	321
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,661)	(7,255)	(740)
Cash flows from operating activities	$54,412	$32,755	$40,032

(footnotes on preceding page)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Consolidated Operations

Net Revenue. Net revenue increased to $242.0 million for the year ended December 31, 2014 from $223.9 million for the year ended December 31, 2013, an increase of $18.1 million. Of the overall increase, $8.5 million was generated by our television segment and was primarily attributable to advertising revenue from the World Cup, an increase in retransmission consent revenue, and an increase in political advertising revenue, which was not material in 2013, partially offset by decreases in national and local advertising revenue. Additionally, $3.0 million of the overall increase was generated by our radio segment and was primarily attributable to advertising revenue from the World Cup, an increase in national advertising revenue, and an increase in political advertising revenue, which was not material in 2013, partially offset by a decrease in local advertising revenue. The remaining $6.6 million of the overall increase was generated by our new digital segment, resulting from our acquisition of Pulpo in June 2014 and which did not contribute to net revenue in periods prior to the third quarter of 2014.

We currently anticipate that for the full year 2015, net revenue will increase from digital media and retransmission consent revenue, whereas net revenue will decrease from the absence of World Cup and significant political advertising compared to 2014.

Cost of revenue. Cost of revenue was $3.0 million for the year ended December 31, 2014 due to the acquisition of Pulpo in June 2014.

Direct Operating Expenses. Direct operating expenses increased to $107.3 million for the year ended December 31, 2014 from $103.7 million for the year ended December 31, 2013, an increase of $3.6 million. Of the overall increase, $1.2 million was generated by our radio segment and was primarily attributable to an increase in salary expense. Additionally, $2.4 million of the overall increase was generated by our new digital segment, resulting from our acquisition of Pulpo in June 2014. As a percentage of net revenue, direct operating expenses decreased to 44% for the year ended December 31, 2014 from 46% for the year ended December 31, 2013. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

We believe that direct operating expenses will continue to increase during 2015 primarily as a result of employee salary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $35.4 million for the year ended December 31, 2014 from $31.6 million for the year ended December 31, 2013, a decrease of $3.8 million. Of the overall increase, $1.5 million was generated by our television segment and was primarily attributable to increases in bad debt expense, insurance and salary expense. Additionally, $1.0 million of the overall increase was generated by our radio segment and was primarily attributable to increases in employee benefits costs and payroll taxes associated with the increase in salary expense. The remaining $1.3 million of the overall increase was generated by our new digital segment, resulting from our acquisition of Pulpo in June 2014. As a percentage of net revenue, selling, general and administrative expenses increased to 15% for the year ended December 31, 2014 from 14% for the year ended December 31, 2013.

We believe that selling, general and administrative expenses will increase during 2015 primarily as a result of employee salary increases.

Corporate expenses increased to $21.3 million for the year ended December 31, 2014 from $19.8 million for the year ended December 31, 2013, an increase of $1.5 million. The increase was primarily attributable to fees associated with the acquisition of Pulpo and an increase in salary expense, partially offset by a decrease in non-cash stock-based compensation. As a percentage of net revenue, corporate expenses remained constant at 9% for each of the years ended December 31, 2014 and 2013.

We believe that corporate expenses will continue to increase during 2015 primarily as a result of employee salary increases.

Depreciation and Amortization. Depreciation and amortization decreased to $14.7 million for the year ended December 31, 2014 from $15.0 million for the year ended December 31, 2013, a decrease of $0.3 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Impairment Charge. Impairment charge related to our radio goodwill was $0.7 million for the year ended December 31, 2014. The write-down was pursuant to Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, which requires that goodwill and certain intangible assets be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the assets might be impaired.

Operating Income. As a result of the above factors, operating income was $59.7 million for the year ended December 31, 2014, compared to $54.0 million for the year ended December 31, 2013.

Interest Expense. Interest expense decreased to $13.9 million for the year ended December 31, 2014 from $24.6 million for the year ended December 31, 2013, a decrease of $10.7 million. This decrease was primarily attributable to our Term Loan B under the 2013 Credit Facility, which bears interest at a lower rate than did our redeemed Notes.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $0.2 million, related to finance costs during the year ended December 31, 2014. We recorded a loss on debt extinguishment of $29.7 million, primarily related to the premium associated with the redemption of our Notes, the unamortized bond discount, and finance costs during the year ended December 31, 2013.

Income Tax Expense or Benefit. Income tax expense for the year ended December 31, 2014 was $18.4 million or 40% of our pre-tax income. Income tax benefit for the year ended December 31, 2013 was $134.1 million. The effective income tax rate for 2013 was significantly higher than our federal corporate income tax rate of 34%. The difference is due primarily to the release of the entire valuation allowance of our federal deferred tax assets and the release of the majority of the valuation allowance of our state deferred tax assets.

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

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $165.5 million for the year ended December 31, 2014 from $157.0 million for the year ended December 31, 2013, an increase of $8.5 million. The increase was primarily attributable to advertising revenue from the World Cup, an increase in retransmission consent revenue, and an increase in political advertising revenue, which was not material in 2013. These increases were partially offset by decreases in national and local advertising revenue. We generated a total of $26.4 million and $22.2 million in retransmission consent revenue for the years ended December 31, 2014 and 2013, respectively. We anticipate that retransmission consent revenue for the full year 2015 will be greater than it was for the full year 2014 and will continue to be a growing source of net revenue in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment remained constant at $63.6 million for each of the years ended December 31, 2014 and 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $17.3 million for the year ended December 31, 2014 from $15.8 million for the year ended December 31, 2013, an increase of $1.5 million. The increase was primarily attributable to increases in bad debt expense, insurance and salary expense.

Radio

Net Revenue. Net revenue in our radio segment increased to $69.9 million for the year ended December 31, 2014 from $66.9 million for the year ended December 31, 2013, an increase of $3.0 million. The increase was primarily attributable to advertising revenue from the World Cup, an increase in national advertising revenue, and an increase in political advertising revenue, which was not material in 2013. These increases were partially offset by a decrease in local advertising revenue.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $41.3 million for the year ended December 31, 2014 from $40.1 million for the year ended December 31, 2013, an increase of $1.2 million. The increase was primarily attributable to an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $16.8 million for the year ended December 31, 2014 from $15.8 million for the year ended December 31, 2013, an increase of $1.0 million. The increase was primarily attributable to increases in employee benefits costs and payroll taxes associated with the increase in salary expense.

Digital

The digital media segment was formed as of the beginning of the third quarter of 2014 in connection with the acquisition of Pulpo on June 18, 2014. The results of this new segment for the interim period between the acquisition date and the beginning of the third quarter were not significant and were included in the radio segment.

Net Revenue.  Net revenue in our digital segment was $6.6 million for the year ended December 31, 2014.

Cost of revenue.  Cost of revenue in our digital segment was $3.0 million for the year ended December 31, 2014.

Direct operating expenses. Direct operating expenses in our digital segment were $2.4 million for the year ended December 31, 2014.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment were $1.3 million for the year ended December 31, 2014.

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

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income of approximately $27.1 million, $133.8 million, and $13.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. We had positive cash flow from operations of $54.4 million, $32.8 million and $40.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

The following discussion pertains to our Notes and the related indenture governing the Notes, or the Indenture, as the same existed during the year ended December 31, 2013. On August 2, 2013, we redeemed the then outstanding Notes and the Indenture was terminated. Accordingly, only certain provisions of the Notes and the Indenture are summarized below. This discussion is qualified in its entirety by reference to the full text of the Notes and the Indenture.

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

Also on December 30, 2014, we made a prepayment $20 million to reduce the amount of loans outstanding under our Term Loan B Facility.

Debt and Equity Financing

On August 18, 2014, our Board of Directors approved a share repurchase program of up to $10.0 million of the Company’s outstanding common stock. On November 25, 2014, our Board of Directors approved an extension of the share repurchase program with a repurchase authorization of up to an additional $10.0 million of the Company’s outstanding common stock, for a total repurchase authorization of up to $20.0 million. Under the share repurchase program we were authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The stock repurchase program may be suspended or discontinued at any time without prior notice

As of December 31, 2014, we repurchased approximately 2.5 million shares of Class A common stock at an average price of $5.08, for an aggregate purchase price of approximately $12.5 million.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $79.3 million for the year ended December 31, 2014 from $73.0 million for the year ended December 31, 2013, an increase of $6.3 million, or 9%. As a percentage of net revenue, consolidated adjusted EBITDA remained flat at 33% for the each of the years ended December 31, 2014 and 2013.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of December 31): 2014, 4.0 to 1; 2013, 4.7 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 46.

Cash Flow

Net cash flow provided by operating activities was $54.4 million for the year ended December 31, 2014 compared to net cash flow provided by operating activities of $32.8 million for the year ended December 31, 2013. We had net income of $27.1 million for the year ended December 31, 2014, which was partially offset by non-cash items, including depreciation and amortization expense of $14.7 million, and deferred income taxes of $17.6 million. We had net income of $133.8 million for the year ended December 31, 2013, which was primarily a result of the reversal of $144.0 million of our valuation allowance, partially offset by other non-cash items, including a loss on debt extinguishment of $29.7 million, and depreciation and amortization expense of $15.0 million. We expect to have positive cash flow from operating activities for the 2015 year.

Net cash flow used in investing activities was $23.7 million for the year ended December 31, 2014, compared to net cash flow used in investing activities of $10.2 million for the year ended December 31, 2013. During the year ended December 31, 2014, we acquired Pulpo for $15.0 million and spent $8.6 million on net capital expenditures. During the year ended December 31, 2013, we spent $10.2 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $13.5 million during the full year 2015. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $43.3 million for the year ended December 31, 2014, compared to net cash flow used in financing activities of $14.9 million for the year ended December 31, 2013. During the year ended December 31, 2014, we made debt payments of $23.8 million, repurchased our Class A shares for $12.5 million, and made dividend payments of $8.9 million. During the year ended December 31, 2013, we made debt payments of $381.7 million, a dividend payment of $11.0 million and received net proceeds of $375 million for the new term loan as part of the 2013 Credit Facility.

Commitments and Contractual Obligations

Our material contractual obligations at December 31, 2014 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt and related interest (1)	$412,898	$15,661	$37,364	$33,621	$326,252
Media research and ratings providers (2)	18,093	12,326	5,767	—	—
Operating leases (3)	68,877	8,812	14,079	10,979	35,007
Other material non-cancelable contractual obligations (4)	7,817	1,819	3,493	2,505	—
Total contractual obligations	$507,685	$38,618	$60,703	$47,105	$361,259

(1)

These amounts represent estimated future cash interest payments and mandatory principal payments related to our 2013 Credit Facility. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.

(2)	We have agreements with certain media research and ratings providers, expiring at various dates through December 2016, to provide television and radio audience measurement services.

(3)

We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through September 2059. These amounts do not include month-to-month leases.

(4)

These amounts consist primarily of obligations for sales software licenses. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.9 million of liabilities related to uncertain tax positions have been excluded from the table above.

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

We applied the guidance of Accounting Standards Update (“ASU”) No. 2011-8, “Testing Goodwill for Impairment” (“ASU 2011-8”), for the year ended December 31, 2014.  Under this guidance, we would not be required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  We performed a qualitative assessment of the television reporting unit in accordance with ASU 2011-8 and determined that it was more likely than not that its fair value was greater than its carrying amount.  We did not reach a definitive conclusion on the radio reporting unit under ASU 2011-8 so we performed the first step of goodwill impairment testing and compared the fair value of the radio reporting unit to its carrying amount.

As of December 31, 2014, we had $35.9 million of goodwill in our television reporting unit. We performed a qualitative assessment of the television reporting unit and determined that it was more likely than not that its fair value was greater than its carrying amount so we were not required to calculate the fair value of the television reporting unit.  In the prior year, the fair value of our television reporting unit was greater than the carrying value by 215%.  Therefore, we do not believe that we are at risk of failing step one of the goodwill impairment test in our television reporting unit for at least the foreseeable future. If it is more likely than not that its fair value is less than its carrying amount in future periods, we would, at that time, have to proceed to the two-step process of goodwill impairment testing.

The carrying value of our radio reporting unit exceeded the fair value so we performed the second step of goodwill impairment testing and determined to write down the remaining radio goodwill from $0.7 million to $0 during our 2014 annual impairment test so we do not have any goodwill in our radio reporting unit at December 31, 2014. Please see “Sensitivity of Critical Accounting Estimates – Radio” below.

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

Uncertain economic conditions, fiscal policy and other factors beyond our control potentially could have an adverse effect on the capital markets, which would affect the discount rate assumptions, terminal value estimates, transaction premiums and comparable transactions. Such uncertain economic conditions could also have an adverse effect on the fundamentals of our business and results of operations, which would affect our internal forecasts about future performance and terminal value estimates. Furthermore, such uncertain economic conditions could have a negative impact on the advertising industry in general or the industries of those customers who advertise on our stations, including, among others, the automotive, financial and other services, telecommunications, travel and restaurant industries, which in the aggregate provide a significant amount of our historical and projected advertising revenue. The activities of our competitors, such as other broadcast television stations and radio stations, could have an adverse effect on our internal forecasts about future performance and terminal value estimates. Changes in technology or our audience preferences, including increased competition from other forms of advertising-based mediums, such as Internet, social media and broadband content providers serving the same markets, could have an adverse effect on our internal forecasts about future performance, terminal value estimates and transaction premiums. Finally, the risk factors that we identify from time to time in our SEC reports could have an adverse effect on our internal forecasts about future performance, terminal value estimates and transaction premiums.

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

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions we make about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The fair values of our television FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 38% to over 500%. The fair values of our radio FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 14% to over 75%.

Uncertain economic conditions, fiscal policy and other factors beyond our control potentially could have an adverse effect on the capital markets, which would affect the discount rate assumptions, terminal value estimates, transaction premiums and comparable transactions. Such uncertain economic conditions could also have an adverse effect on the fundamentals of our business and results of operations, which would affect our internal forecasts about future performance and terminal value estimates. Furthermore, such uncertain economic conditions could have a negative impact on the advertising industry in general or the industries of those customers who advertise on our stations, including, among others, the automotive, financial and other services, telecommunications, travel and restaurant industries, which in the aggregate provide a significant amount of our historical and projected advertising revenue. The activities of our competitors, such as other broadcast television stations and radio stations, could have an adverse effect on our internal forecasts about future performance and terminal value estimates. Changes in technology or our audience preferences, including increased competition from other forms of advertising-based mediums, such as Internet, social media and broadband content providers serving the same markets, could have an adverse effect on our internal forecasts about future performance, terminal value estimates and transaction premiums. Finally, the risk factors that we identify from time to time in our SEC reports could have an adverse effect on our internal forecasts about future performance, terminal value estimates and transaction premiums.

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

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue contracts with advertising agencies are recorded at an amount that is net of the commission retained by the agency. Revenue from contracts that we enter into directly with our advertisers is recorded at gross revenue and the related commission or national representation fee is recorded in operating expense. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided. Digital related revenue is recognized when display or other digital advertisements record impressions on the websites of our third-party publishers.

We generate interactive revenues under arrangements that are sold on a stand-alone basis and those that are sold on a combined basis that are integrated with our broadcast revenue and reported within the television and radio segments. We have determined that these integrated revenue arrangements include multiple deliverables and have separated them into different units of accounting based on their relative sales price based upon management’s best estimate. Revenue for each unit of accounting is recognized as it is earned.

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

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through March 31, 2015. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements upon adoption.

Sensitivity of Critical Accounting Estimates

We have critical accounting estimates that are sensitive to change. The most significant of those sensitive estimates relates to the impairment of intangible assets. Goodwill and indefinite life intangible assets are not amortized but instead are tested annually on October 1 for impairment, or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

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

We conducted a review of our television indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we did not record impairment in 2014 as the fair values of our television FCC licenses for each of our market clusters was greater than their respective carrying values. The fair values exceeded the carrying values in amounts ranging from 38% to over 500%.

We conducted our annual review of our television reporting unit in accordance with ASU 2011-8 and determined that it is more likely than not that its fair value is greater than its carrying amount.  During our qualitative assessment, we considered adverse events or circumstances which could affect the fair value of our television reporting unit.  We considered macroeconomic conditions, the broadcasting industry, the Spanish-language advertising industry, cost factors, our financial performance, our share price and other relevant events in our analysis. We also took into consideration that the fair value of our television reporting unit was greater than the carrying value by 215% in the prior year impairment testing. Based on our analysis, we determined that it is more likely than not that our television reporting unit fair value exceeded its carrying value so no impairment of goodwill was recorded.

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

We conducted a review of our radio indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we did not record impairment in 2014 as the fair values of our radio FCC licenses for each of our market clusters was greater than their respective carrying values. The fair values exceeded the carrying values in amounts ranging from 14% to over 75%.

We conducted our annual review of our radio reporting unit as part of our goodwill testing and determined that the carrying value of our radio reporting unit exceeded the fair value. The fair value of the radio reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The market-based approach used comparable company earnings multiples. Based on the assumptions and estimates described above, we determined that our radio reporting unit carrying value exceeded its fair value and we recognized a goodwill impairment charge of $0.7 million in the fourth quarter of 2014, so we do not have any goodwill in our radio reporting unit at December 31, 2014.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2014. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

Interest Rates

As of December 31, 2014, we had $340.3 million of variable rate bank debt outstanding under our 2013 Credit Facility. The debt bears interest at LIBOR plus a margin of 2.5%. The LIBOR rate is subject to a 1.0% floor effectively resulting in an effective interest rate of 3.5% at December 31, 2014. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin. If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2014 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.1 million based on the outstanding balance of our term loan as of December 31, 2014.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the years ended December 31, 2014 and 2013 was a loss of $2.4 million and a gain of $0.2 million, net of tax, respectively, and was included in other comprehensive income (loss). As of December 31, 2014, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-35.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

The audited consolidated financial statements included in this annual report on Form 10-K, include the results of Pulpo from the date of acquisition. Management’s assessment of internal control over financial reporting for the year ended December 31, 2014 does not include an assessment of Pulpo, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 0.4 and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. The Pulpo acquisition is more fully described in Note 3 to the consolidated financial statements.

Our independent registered public accounting firm, Grant Thornton LLP, which has audited and reported on our financial statements, issued an attestation report regarding our internal controls over financial reporting as of December 31, 2014. Grant Thornton LLP’s report is included in this annual report below.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Entravision Communications Corporation

We have audited the internal control over financial reporting of Entravision Communications Corporation (a Delaware corporation) (the “Company”) as of December 31, 2014, based on criteria established in the 2013  Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Pulpo Media, Inc. (“Pulpo”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 0.3 and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. As indicated in Management’s Report, Pulpo was acquired during 2014. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Pulpo.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 6, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and matters pertaining to our corporate governance policies and procedures are set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Directors” and “Corporate Governance” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders scheduled to be held on May 28, 2015, or the 2015 Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding the compensation of our executive officers and directors is set forth in “Proposal 1—Election of Directors” under the caption “Director Compensation” and under the caption “Summary of Cash and Certain Other Compensation” in the 2015 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and under the caption “Summary of Cash and Certain Other Compensation” in the 2015 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding relationships or transactions between our affiliates and us is set forth under the caption “Certain Relationships and Related Transactions” in the 2015 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to and services performed by our independent accountants is set forth in “Proposal 2—Ratification of Appointment of Independent Auditor” under the caption “Audit and Other Fees” in the 2015 Proxy Statement. Such information is incorporated herein by reference.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2(25)	Fourth Amended and Restated Bylaws, as adopted on December 3, 2014

10.1(3)†	2000 Omnibus Equity Incentive Plan

10.2(4)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(3)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(5)†	Employment Agreement effective as of January 1, 2014 by and between the registrant and Walter F. Ulloa

10.5(7)†	Consulting Agreement effective as of April 25, 2012 by and between the registrant and Philip C. Wilkinson

10.6(16)†	Employment Agreement effective as of September 1, 2012 by and between the registrant and Jeffery A. Liberman

10.7(20)†	Executive Employment Agreement effective as of January 1, 2013 between the registrant and Christopher T. Young

10.8 (20)†	Executive Employment Agreement effective as of September 1, 2012 between the registrant and Mario M. Carrera

10.9 (26)† 10.10(8)†

Amended No. 1, effective as of January 1, 2015, to Executive Employment Agreement between the registrant and

Mario M. Carrera

Form of Indemnification Agreement for officers and directors of the registrant

10.11(3)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.12(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.13(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.14(3)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.15(9)

First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

Exhibit Number	Exhibit Description
10.16(6)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.17(17)	Third Amendment to Lease effective as of January 31, 2011 by and between Water Garden Company L.L.C. and the registrant

10.18(10)	Limited Liability Company Agreement of Lotus/Entravision Reps LLC dated as of August 10, 2001

10.19(11)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.20(18)

Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.21(11)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.22(18)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.23(2)†	2004 Equity Incentive Plan

10.24(12)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.25(13)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.26(22)† 10.27(23)† 10.28(4)†

Third Amendment, dated as of April 23, 2014, to 2004 Equity Incentive Plan

Fourth Amendment, dated as of May 21, 2014, to 2004 Equity Incentive Plan

Form of Stock Option Award under the 2004 Equity Incentive Plan

8
10.29(24)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.30*	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.31*	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.32(24)†	Non-Employee Director Compensation Policy

10.33(14)	Indenture, dated as of July 27, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee

10.34(15)

Purchase Agreement, dated July 22, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Citigroup Global Markets, Inc., as representatives of the initial purchasers

10.35(15)

Registration Rights Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, the guarantors named therein and Citigroup Global Markets, Inc., as representatives of the initial purchasers

10.36(15)

Credit Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner

Exhibit Number	Exhibit Description
10.37(19)

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

10.38(19)

Credit Agreement, dated December 20, 2012, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner

10.39(15)

Security Agreement, dated July 27, 2010, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Collateral Trustee

10.40(15)

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

10.41(21)

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

10.42(21)

Amended and Restated Security Agreement, dated August 1, 2013, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Agent

21.1*	Subsidiaries of the registrant

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of McGladrey LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(3)

Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.

(4)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 20, 2013.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on April 27, 2012.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on September 15, 2000.
(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(10)

Incorporated by reference from our Registration Statement on Form S-3, No. 333-81652, filed with the SEC on January 30, 2002, as amended by Post-Effective Amendment No. 1 thereto, filed with the SEC on February 25, 2002.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 27, 2010.
(15)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2010.
(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on September 28, 2012.
(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 25, 2011.
(18)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 5, 2011.
(19)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 24, 2012.
(20)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 11, 2013.
(21)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2013.

(c) Financial Statement Schedules:

Not applicable.

(22)    Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014.

(23)    Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 30, 2014.

(24)    Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014.

(25)    Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 5, 2014.

(26)    Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 24, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 6, 2015

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

Signature	Title	Date

/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 6, 2015

/s/ CHRISTOPHER T. YOUNG Christopher T. Young	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 6, 2015

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 6, 2015

/s/ ESTEBAN E. TORRES Esteban E. Torres	Director	March 6, 2015

/s/ GILBERT R. VASQUEZ Gilbert R. Vasquez	Director	March 6, 2015

/s/ JULES G. BUENABENTA Jules G. Buenabenta	Director	March 6, 2015

/s/ Patricia Diaz Dennis Patricia Diaz Dennis	Director	March 6, 2015

/s/ Juan Saldivar von Wuthenau Juan Saldivar von Wuthenau	Director	March 6, 2015

ENTRAVISION COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Entravision Communications Corporation

We have audited the accompanying consolidated balance sheet of Entravision Communications Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2014. Our audit of the basic consolidated financial statements included the financial statement schedule for the year ended December 31, 2014 listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 6, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Entravision Communications Corporation

We have audited the accompanying consolidated balance sheet of Entravision Communications Corporation (the Company) and its subsidiaries as of December 31, 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedule of Entravision Communications Corporation listed in Item 15(a) for each of the two years in the period ended December 31, 2013. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and its subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ McGladrey LLP

Los Angeles, California

March 10, 2014

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(In thousands, except share and per share data)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$31,260	$43,822
Trade receivables, net of allowance for doubtful accounts of $3,100 and $3,199 (including related parties of $10,882 and $7,102)	64,956	57,043
Deferred income taxes	5,900	6,100
Prepaid expenses and other current assets (including related parties of $274 and $274)	5,295	4,087
Total current assets	107,411	111,052
Property and equipment, net of accumulated depreciation of $193,532 and $184,084	56,784	58,765
Intangible assets subject to amortization, net of accumulated amortization of $74,697 and $71,678 (including related parties of $16,239 and $18,559)	20,193	19,812
Intangible assets not subject to amortization	220,701	220,701
Goodwill	50,081	36,647
Deferred income taxes	66,558	83,856
Other assets	6,039	7,404
Total assets	$527,767	$538,237
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$3,750
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,695 and $3,994)	32,195	31,246
Total current liabilities	36,063	35,114
Long-term debt, less current maturities	336,563	360,313
Other long-term liabilities	9,583	6,786
Total liabilities	382,209	402,213
Commitments and contingencies (note 11)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2014 58,893,970; 2013 59,793,603	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2014 18,930,035; 2013 18,969,222	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2014 and 2013 9,352,729	1	1
Additional paid-in capital	912,161	927,377
Accumulated deficit	(764,474)	(791,596)
Accumulated other comprehensive income (loss)	(2,138)	234
Total stockholders' equity	145,558	136,024
Total liabilities and stockholders' equity	$527,767	$538,237

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share data)

	2014	2013	2012
Net revenue	$242,038	$223,916	$223,253
Expenses:
Cost of revenue - digital media	2,993	-	-
Direct operating expenses (including related parties of $10,655, $10,322, and $10,599) (including non-cash stock-based compensation of $1,294, $1,070, and $146)	107,281	103,686	92,256
Selling, general and administrative expenses (including non-cash stock-based compensation of $0, $0, and $767)	35,399	31,556	37,818
Corporate expenses (including non-cash stock-based compensation of $3,057, $3,701, and $1,738)	21,301	19,771	17,976
Depreciation and amortization (includes direct operating of $10,037, $11,176, and $12,332; selling, general and administrative of $3,847, $2,923, and $2,858; and corporate of $779, $854, and $1,236) (including related parties of $2,320, $2,320, and $2,633)	14,663	14,953	16,426
Impairment charge	735	-	-
	182,372	169,966	164,476
Operating income (loss)	59,666	53,950	58,777
Interest expense	(13,904)	(24,631)	(35,407)
Interest income	50	44	86
Loss on debt extinguishment	(246)	(29,675)	(3,743)
Income (loss) before income taxes	45,566	(312)	19,713
Income tax (expense) benefit	(18,444)	134,137	(6,112)
Net income (loss)	$27,122	$133,825	$13,601
Basic and diluted earnings per share:
Net income (loss) per share, basic	$0.31	$1.53	$0.16
Net income (loss) per share, diluted	$0.30	$1.50	$0.16

Cash dividends declared per common share, basic	$0.10	$0.13	$0.12
Cash dividends declared per common share, diluted	$0.10	$0.12	$0.12

Weighted average common shares outstanding, basic	88,680,322	87,401,123	85,882,646
Weighted average common shares outstanding, diluted	90,943,734	89,338,696	86,314,206

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share data)

	2014	2013	2012
Net income (loss)	$27,122	$133,825	$13,601
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements	(2,372)	234	-
Total other comprehensive income (loss)	(2,372)	234	-
Comprehensive income (loss)	$24,750	$134,059	$13,601

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2014, 2013 and 2012

(In thousands, except share data)

	Number of Common Shares				Common Stock			Additional		Accumulated
				Treasury	Class	Class	Class	Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2011	53,514,769	22,188,161	9,352,729	-	$5	$2	$1	$938,453	$(939,022)	$—	$(561)
Issuance of common stock upon exercise of stock options or awards of restricted stock units	889,457	—	—	—	—	—	—	23	—	—	23
Stock-based compensation expense	—	—	—	—	—	—	—	2,651	—	—	2,651
Dividends paid	—	—	—	—	—	—	—	(10,313)	—	—	(10,313)
Net income (loss) for the year ended December 31, 2012	—	—	—	—	—	—	—	—	13,601	—	13,601
Balance, December 31, 2012	54,404,226	22,188,161	9,352,729	-	$5	$2	$1	$930,814	$(925,421)	$—	$5,401
Issuance of common stock upon exercise of stock options or awards of restricted stock units	2,170,438	—	—	—	1	—	—	2,806	—	—	2,807
Stock-based compensation expense	—	—	—	—	—	—	—	4,771	—	—	4,771
Class B common stock exchanged for Class A common stock	3,218,939	(3,218,939)	—	—	—	—	—	—	—	—	—
Dividends paid								(11,014)	—	—	(11,014)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	234	234
Net income (loss) for the year ended December 31, 2013	—	—	—	—	—	—	—	—	133,825	—	133,825
Balance, December 31, 2013	59,793,603	18,969,222	9,352,729	-	$6	$2	$1	$927,377	$(791,596)	$234	$136,024
Issuance of common stock upon exercise of stock options or awards of restricted stock units	1,531,100	—	—	—	-	—	—	1,841	—	—	1,841
Stock-based compensation expense	—	—	—	—	—	—	—	4,351	—	—	4,351
Class B common stock exchanged for Class A common stock	39,187	(39,187)	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	—	—	(2,469,920)	—	—	—	(12,543)	—	—	(12,543)
Retirement of treasury stock	(2,469,920)	—	—	2,469,920	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(8,865)	—	—	(8,865)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	(2,372)	(2,372)
Net income (loss) for the year ended December 31, 2014	—	—	—	—	—	—	—	—	27,122	—	27,122
Balance, December 31, 2014	58,893,970	18,930,035	9,352,729	-	$6	$2	$1	$912,161	$(764,474)	$(2,138)	$145,558

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$27,122	$133,825	$13,601
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,663	14,953	16,426
Impairment charge	735	-	-
Deferred income taxes	17,585	(134,975)	6,477
Amortization of debt issuance costs	820	1,647	2,284
Amortization of syndication contracts	440	587	707
Payments on syndication contracts	(578)	(1,258)	(1,698)
Non-cash stock-based compensation	4,351	4,771	2,651
(Gain) loss on debt extinguishment	246	29,675	3,743
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,128)	(8,706)	(3,740)
(Increase) decrease in prepaid expenses and other assets	(1,183)	(509)	321
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,661)	(7,255)	(740)
Net cash provided by (used in) operating activities	54,412	32,755	40,032
Cash flows from investing activities:
Purchases of property and equipment and intangibles	(8,609)	(10,174)	(9,856)
Purchase of a business, net of cash acquired	(15,048)	—	—
Net cash provided by (used in) investing activities	(23,657)	(10,174)	(9,856)
Cash flows from financing activities:
Proceeds from stock option exercises	1,841	2,806	23
Payments on long-term debt	(23,750)	(375,984)	(61,800)
Dividends paid	(8,865)	(11,014)	(10,313)
Repurchase of Class A common stock	(12,543)	-	-
Proceeds from borrowings on long-term debt	-	375,000	20,000
Payments of capitalized debt offering and issuance costs	-	(5,697)	(675)
Net cash provided by (used in) financing activities	(43,317)	(14,889)	(52,765)
Net increase (decrease) in cash and cash equivalents	(12,562)	7,692	(22,589)
Cash and cash equivalents:
Beginning	43,822	36,130	58,719
Ending	$31,260	$43,822	$36,130
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$15,265	$32,586	$35,422
Income taxes	$859	$838	$(365)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter referred to collectively as the “Company”) is a diversified media company serving Hispanic audiences primarily throughout the United States and the border markets of Mexico with a combination of television, radio, and digital media properties. The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2014, based upon the type of advertising medium, which consist of television broadcasting, radio broadcasting, and digital media. The Company had previously operated in two reportable segments, television broadcasting and radio broadcasting.  On June 18, 2014, the Company acquired Pulpo, a leading provider of digital advertising services and solutions focused on reaching Hispanic audiences in the U.S. and Latin America.  Beginning with the third quarter of 2014, the Company created a new operating segment, digital media, which consists of the financial results of Pulpo Media, Inc. (“Pulpo”).  The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business. The results of this new segment for the interim period between the acquisition date and the beginning of the third quarter were not considered significant for reclassification. Additionally, the digital segment was not significant to our operations prior to the acquisition of Pulpo (as discussed in Note 3), and therefore the segment information for the years ended December 31, 2013 and 2012 has not been restated. As of December 31, 2014, the Company owns and/or operates 58 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and the Washington, D.C. area, consisting primarily of Univision Communications Inc. (“Univision”) affiliated stations. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 19 markets located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas and a national sales representation firm, Entravision Solutions. The Company owns and operates a national sales representation firm, Entravision Solutions, through which we sell advertisements and syndicate radio programming to approximately 350 stations across the United States. The Company also owns and operates an online advertising platform that delivers digital advertising in a variety of formats to reach Hispanics audiences on Internet-connected devices.

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

The Company has consolidated one entity for which it is the primary beneficiary. Total net assets and results of operations of the entity as of and for the year ended December 31, 2014 are not significant.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s operations are affected by numerous factors, including changes in audience acceptance (i.e. ratings), priorities of advertisers, new laws and governmental regulations and policies and technological advances. The Company cannot predict if any of these factors might have a significant impact on the television, radio, and digital advertising industries in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company’s operations and cash flows. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, stock-based compensation, the estimated useful lives of long-lived and intangible assets, the recoverability of such assets by their estimated future undiscounted cash flows, the fair value of reporting units and indefinite life intangible assets, fair values of derivative instruments, disclosure of the fair value of debt, deferred income taxes and the purchase price allocations used in the Company’s acquisitions.

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

The Company has applied Accounting Standards Update (“ASU”) No. 2011-8, “Testing Goodwill for Impairment” (“ASU 2011-8”), for the year ended December 31, 2014.  Under this guidance, the Company would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2014, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $0.4 million, (0.2) million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The net charge off of bad debts aggregated $0.9 million, $1.1 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Dependence on Business Partners

The Company is dependent on the continued financial and business strength of its business partners, such as the companies from whom it obtains programming. The Company could be at risk should any of these entities fail to perform their respective obligations to the Company. This in turn could materially adversely affect the Company’s own business, results of operations and financial condition.

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

As of December 31, 2014 and 2013, the fair value of the Company’s long-term debt was approximately $340.3 million and $364.1 million, respectively, based on an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

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

Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is a component of other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. See Notes 8 and 9 for further discussion of derivative instruments.

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

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.5 million, $0.3 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Legal Costs

Amounts incurred for legal costs that pertain to loss contingencies are expensed as incurred.

Repairs and Maintenance

All costs associated with repairs and maintenance are expensed as incurred.

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue for contracts with advertising agencies is recorded at an amount that is net of the commission retained by the agency. Revenue from contracts directly with the advertisers is recorded at gross revenue and the related commission or national representation fee is recorded in operating expense. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided. Digital related revenue is recognized when display or other digital advertisements record impressions on the websites of our third-party publishers.

The Company also generates interactive revenue under arrangements that are sold on a standalone basis and those that are sold on a combined basis that are integrated with its broadcast revenue and reported within the television and radio segments. The Company has determined that these integrated revenue arrangements include multiple deliverables and has separated them into different units of accounting based on their relative sales price based upon management’s best estimate. Revenue for each unit of accounting is recognized as it is earned.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. Revenue for the carriage of the Company’s Univision- and UniMás-affiliated television station signals is recognized over the life of each agreement with the cable, satellite and internet-based television service providers. Advertising related to carriage of the Company’s Univision- and UniMás-affiliated television station signals is recognized at the time of broadcast. Retransmission consent revenue was $26.4 million, $22.2 million and $20.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Trade costs were approximately $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company has selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term, expected volatility of the underlying stock, risk-free rate, and expected dividends. The expected volatility is based on historical volatility of the Company’s common stock and other relevant factors. The expected term assumptions are based on the Company’s historical experience and on the terms and conditions of the stock-based awards. The risk free-rate is based on observed interest rates appropriate for the expected terms of the Company’s stock options. The dividend rate is based on the Company’s dividend policy.

The Company classifies cash flows from excess tax benefits from exercised options in excess of the deferred tax asset attributable to stock-based compensation costs as financing cash flows.

Earnings (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Basic earnings per share:
Numerator:
Net income (loss)	$27,122	$133,825	$13,601
Denominator:
Weighted average common shares outstanding, basic	88,680,322	87,401,123	85,882,646
Per share:
Net income (loss) per share	$0.31	$1.53	$0.16
Diluted earnings per share:
Numerator:
Net income (loss)	$27,122	$133,825	$13,601
Denominator:
Weighted average common shares outstanding	88,680,322	87,401,123	85,882,646
Dilutive securities:
Stock options	1,856,707	1,625,668	89,418
Restricted stock units	406,705	311,905	342,142
Diluted shares outstanding	90,943,734	89,338,696	86,314,206
Per share:
Net income (loss) per share	$0.30	$1.50	$0.16

Basic earnings per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the years ended December 31, 2014, 2013, and 2012, a total of 1,116,750, 5,670,908 and 8,573,761 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Comprehensive Income

For the year ended December 31, 2014 the Company had other comprehensive loss, net of tax, of $2.4 million related to the fair value of swaps. For the years ended December 31, 2013 and 2012 the Company had other comprehensive income, net of tax, of $0.2, and $0, respectively, related to the fair value of swaps.

Recently Issued Accounting Pronouncements

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

Pulpo Acquisition

On June 18, 2014, the Company completed the acquisition of 100% of the common stock of Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Latin America. The Company acquired Pulpo in order to acquire an additional digital media platform that the Company believes will enhance its offerings to the U.S. Hispanic marketplace. The transaction was funded from the Company’s cash on hand, for an aggregate cash consideration of $15.0 million, net of cash acquired of $0.7 million, and contingent consideration with a fair value of $1.4 million as of the acquisition date.

The following is a summary of the purchase price allocation for the Company’s acquisition of Pulpo (in millions):

Accounts receivable	$1.6
Prepaids and other assets	0.1
Property and equipment	0.5
Intangible assets subject to amortization	3.4
Goodwill	14.1
Current liabilities	(1.8)
Deferred income taxes	(1.5)

The acquisition of Pulpo includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Pulpo based upon the achievement of certain annual performance benchmarks over a three-year period. Any such additional consideration is payable 90 days after each fiscal year end beginning December 31, 2014. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the three-year period is between $0 and $3.0 million. The fair value of the contingent consideration recognized on the acquisition date of $1.4 million was estimated by applying the real options approach. Performance targets were achieved for the year ended December 31, 2014, and, accordingly, a payment of $1.0 million will be made to the sellers in 2015. As of December 31, 2014, the Company determined Pulpo is less likely to earn the full amount of the contingent consideration for the years 2015 and 2016 to. Therefore, the Company adjusted the fair value of the contingent consideration in the fourth quarter of 2014 to $1.3 million. The net impact of the contingent consideration adjustment was a reduction of $0.1 million and is included in corporate expense in the accompanying consolidated statements of operations.

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	December 31,			December 31,
	2013	Acquisition	Impairment	2014
Television	$35,912	$—	$—	$35,912
Radio	735	—	(735)	—
Digital	—	14,169	—	14,169
Consolidated	$36,647	$14,169	$(735)	$50,081

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2014 and 2013 is as follows (in thousands):

		2014			2013
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	7	$65,089	$48,851	$16,238	$65,089	$46,530	$18,559
Customer base	3	3,146	935	2,211	746	473	273
Other	11	26,655	24,911	1,744	25,655	24,675	980
Total intangible assets subject to amortization		$94,890	$74,697	20,193	$91,490	$71,678	19,812
Intangible assets not subject to amortization:
FCC licenses				220,701			220,701
Total intangible assets				$240,894			$240,513

The aggregate amount of amortization expense for the years ended December 31, 2014, 2013 and 2012 was approximately $3.0 million, $2.5 million and $2.7 million, respectively. Estimated amortization expense for each of the years ended December 31, 2015 through 2019 is as follows (in thousands):

Estimated Amortization Expense	Amount
2015	$3,500
2016	3,500
2017	3,100
2018	2,500
2019	2,400

Impairment

The Company has identified each of its three operating segments to be separate reporting units: television broadcasting, radio broadcasting, and digital media. The carrying values of the reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. The annual testing date is October 1.

2014

The Company conducted a review of the fair value of the radio reporting unit in 2014. The fair value of each reporting unit was primarily determined by using a combination of a market approach and an income approach. The income approach estimates fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of that reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on internal forecasts about future performance. The market-based approach used comparable company earnings multiples. Based on the assumptions and projections, the radio reporting unit carrying value exceeded its fair value 2014. As a result, the Company recognized an impairment loss of $0.7 million relating to the radio reporting unit goodwill for the year ended December 31, 2014 so we do not have any goodwill in our radio reporting unit at December 31, 2014.

The Company also conducted a review of the television reporting unit.  The Company performed a qualitative assessment and determined that it is more likely than not that its fair value is greater than its carrying amount.  As such, the two-step impairment test was unnecessary and no impairment of goodwill of the television reporting unit was recorded.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2014. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company did not record impairment of FCC licenses for the year ended December 31, 2014.

2013

The Company conducted a review of the fair value of the television and radio reporting units in 2013. The fair value of each reporting unit was primarily determined by using a combination of a market approach and an income approach. The income approach estimates fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of that reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on internal forecasts about future performance. The market-based approach used comparable company earnings multiples. Based on the assumptions and projections, the television reporting unit fair value was greater than its carrying value. As a result, the television reporting unit passed the first step of the goodwill impairment test and no impairment of goodwill relating to the television reporting unit was recorded for the year ended December 31, 2013. Based on the assumptions and projections, the television and radio reporting unit fair values were both greater than their respective carrying values in 2013. As a result, the Company passed the first step of the goodwill impairment test for both reporting units and no impairment of goodwill was recorded for the year ended December 31, 2013.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2013. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television and radio industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television and radio industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company did not record impairment of FCC licenses for the year ended December 31, 2013.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and 2013 consists of (in millions):

	Estimated useful life (years)	2014	2013
Buildings	39	$18.6	$18.6
Construction in progress	—	2.6	2.8
Transmission, studio and other broadcast equipment	5-15	162.5	159.9
Office and computer equipment	3-7	28.7	24.2
Transportation equipment	5	6.4	6.5
Leasehold improvements and land improvements	Lesser of lease life or useful life	23.3	22.7
		242.1	234.7
Less accumulated depreciation		193.5	184.1
		48.6	50.6
Land		8.2	8.2
		$56.8	$58.8

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2014 and 2013 consist of (in millions):

	2014	2013
Accounts payable	$6.0	$4.9
Accrued payroll and compensated absences	6.7	8.5
Accrued bonuses	1.0	1.0
Professional fees	0.4	0.5
Accrued interest	-	2.2
Deferred revenue	4.6	2.6
Accrued national representation fees	1.2	1.3
Income taxes payable	0.3	-
Amounts due under joint sales agreements	2.9	2.9
Accrued property taxes	1.0	1.0
Accrued capital expenditures	1.0	0.6
Accrued media costs – digital	1.3	-
Other	5.8	5.8
	$32.2	$31.3

Included in deferred revenue as of December 31, 2014 is $1.5 million of other revenue related to a contract that will be earned in 2015.

7. LONG-TERM DEBT

Long-term debt as of December 31, 2014 and 2013 is summarized as follows (in millions):

	2014	2013
Term Loan	$340.3	$364.1
Less current maturities	3.8	3.8
	$336.5	$360.3

The scheduled maturities of long-term debt as of December 31, 2014 are as follows (in millions):

Year	Amount
2015	$3.8
2016	3.8
2017	3.8
2018	3.8
2019	3.8
Thereafter	321.3
$340.3

Notes

The following discussion pertains to the Company’s 8.75% senior secured first lien notes due 2017, (the “Notes”), and the indenture governing the Notes, (the “Indenture”), as the same existed during the year ended December 31, 2013. On August 2, 2013, the Company redeemed the then outstanding Notes and the Indenture was terminated. Accordingly, only certain provisions of the Notes and the Indenture are summarized below. This discussion is qualified in its entirety by reference to the full text of the Notes and the Indenture.

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

For the year ended December 31, 2013, the Company recognized an increase of $0.3 million in interest expense, related to amortization of the bond discount.

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

On December 30, 2014, the Company made a prepayment of $20 million to reduce the amount of loans outstanding under the Term Loan B facility.

On December 31, 2013, the Company made a prepayment of $10 million to reduce the amount of loans outstanding under the Term Loan B facility.

The carrying amount and estimated fair value of the Term Loan B as of December 31, 2014 were both $340.3 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

8. DERIVATIVE INSTRUMENTS

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the years ended December 31, 2014 and 2013 was a loss of $2.4 million and a gain of $0.2 million, net of tax, respectively, and was included in other comprehensive income (loss). As of December 31, 2014, the Company estimates that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of December 31, 2014 was $3.4 million and was recorded in “Other long-term liabilities” in the consolidated balance sheets. See Note 9 for discussion of the fair value measurements concerning this interest rate swap.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	December 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$3.4	$—	$3.4	$—
Contingent Consideration	$1.3	$—	$—	$1.3

	December 31, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$0.4	$—	$0.4	$—

10. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Current
Federal	$—	$—	$—
State	0.6	0.6	0.6
Foreign	0.1	0.2	0.3
	0.7	0.8	0.9
Deferred
Federal	15.0	(121.6)	4.8
State	2.7	(13.3)	0.4
	17.7	(134.9)	5.2
Total provision for taxes	$18.4	$(134.1)	$6.1

The income tax provision (benefit) differs from the amount of income tax determined by applying the Company’s federal corporate income tax rate of 34% to pre-tax income for the years ended December 31, 2014, 2013 and 2012 due to the following (in millions):

	2014	2013	2012
Computed “expected” tax provision (benefit)	$15.5	$(0.1)	$6.7
Change in income tax resulting from:
State taxes, net of federal benefit	2.1	(8.4)	1.2
Foreign taxes	0.1	0.2	0.3
Change in valuation allowance	—	(126.0)	(2.2)
Other	0.7	0.2	0.1
	$18.4	$(134.1)	$6.1

The components of the deferred tax assets and liabilities at December 31, 2014 and 2013 consist of the following (in millions):

	2014	2013
Deferred tax assets:
Accrued expenses	$4.4	$3.5
Accounts receivable	1.2	2.4
Net operating loss carryforward	124.0	125.5
Stock-based compensation	3.6	5.2
Intangible assets	8.0	16.9
Credits	1.0	1.0
Other	1.1	0.9
	143.3	155.4
Valuation allowance	(1.4)	(1.4)
Net deferred tax assets	$141.9	$154.0
Deferred tax liabilities:
Non-long lived intangible assets	$(4.8)	$(4.9)
Long-lived Intangible assets	(62.2)	(55.4)
Property and equipment	(0.7)	(1.2)
Deferred state taxes	(1.7)	(2.5)
	(69.4)	(64.0)
	$72.5	$90.0

As of December 31, 2014, the Company has federal and state net operating loss carryforwards of approximately $331 million and $246 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards will expire during the years 2020 through 2033. The state net operating loss carryforwards will expire during the years 2014 through 2033. Of the $246 million of state net operating loss carryforwards, $2.2 million will expire in 2015.

Not included in the deferred tax assets attributable to net operating losses as of December 31, 2014 and December 31, 2013 are approximately $1.4 million and $3.0 million, respectively, of gross deferred tax assets attributable to stock option exercises and vesting of restricted stock units because the benefit of such losses have not reduced income tax payable.

Utilization of the Company’s U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2014, the Company believes that utilization of its federal net operating losses and foreign tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code.

Prior to December 31, 2013, the Company maintained a valuation allowance for the entire deferred tax assets as a result of uncertainties regarding their realization due to historical losses, the variability of operating results, and limited visibility into future projected results. This valuation allowance was maintained since the likelihood of the realization of those assets had not become more likely than not based on the Company’s assessment of available evidence. The Company periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets is highly subjective and requires significant judgment. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) future taxable income exclusive of reversing temporary differences and carryforwards; and (4) tax planning strategies. Based on the Company’s analysis and a review of all positive and negative evidence such as historical operations, future projections of taxable income and tax planning strategies that are prudent and feasible, the Company determined that it was more likely than not that the deferred tax assets would be realized except for certain expiring state net operating loss carryforwards. Accordingly, the Company reversed a valuation allowance of approximately $144 million and recorded the reduction as a tax benefit for the period. For each of the years ended December 31, 2014, and 2013, the Company had a valuation allowance of $1.4 million.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2012	$6.4
Change in balances related to tax positions	—
Balance at December 31, 2013	$6.4
Change in balances related to tax positions	—
Balance at December 31, 2014	$6.4

As of December 31, 2014, the Company had $6.4 million of gross unrecognized tax benefits for uncertain tax positions, of which $0.9 million would affect the effective tax rate if recognized.

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2014 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2014, the Company had no significant accrued interest and penalties related to uncertain tax positions due to the net operating losses.

The Company is subject to taxation in the United States, various states and Mexico. The tax years 2011 to 2014 and 2010 to 2014 remain open to examination by federal and state taxing jurisdictions, respectively, and the tax years 2003 to 2013 remain open to examination by foreign jurisdiction. Net operating losses from years from which the statute of limitations have expired (2010 and prior for federal and 2009 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.

11. COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through December 2016, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $18.1 million. The annual commitments range from $5.8 million to $12.3 million.

The Company leases facilities and broadcast equipment under various non-cancelable operating lease agreements with various terms and conditions, expiring at various dates through September 2059.

The Company’s corporate headquarters are located in Santa Monica, California. The Company leases approximately 16,000 square feet of space in the building housing its corporate headquarters under a lease expiring in 2021. The Company also leases approximately 45,000 square feet of space in the building housing its radio network in Los Angeles, California, under a lease expiring in 2026.

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

The approximate future minimum lease payments under these non-cancelable operating leases at December 31, 2014 are as follows (in millions):

Amount
2015	$8.8
2016	7.5
2017	6.6
2018	5.7
2019	5.3
Thereafter	35.0
$68.9

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $9.9 million, $9.8 million and $10.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Employment Agreements

The Company has entered into an employment agreement (the “Employment Agreement”) through December 2016 with an executive officer who is also a stockholder and director. The Employment Agreement provides that a minimum annual base salary and a bonus be paid. The company paid a total of $0.2 million, $0.2 million, and $0.5 million of bonuses to this executive for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, the Employment Agreement provides for a continuation of the executive’s annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Employment Agreement.

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

During the year ended December 31, 2014, the Company paid cash dividends totaling $0.10 per share, or $8.9 million, on all shares of Class A, Class B, and Class U common stock. During the year ended December 31, 2013, the Company paid a cash dividend of $0.125 per share, or $11.0 million, on all shares of Class A, Class B, and Class U common stock.

Treasury Stock

On August 18, 2014, the Board of Directors approved a share repurchase program of up to $10.0 million of the Company’s outstanding common stock. On November 25, 2014, our Board of Directors approved an extension of the share repurchase program with a repurchase authorization of up to an additional $10.0 million of the Company’s outstanding common stock, for a total repurchase authorization of up to $20.0 million. Under the share repurchase program the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets. Shares repurchased pursuant to the Company’s share repurchase program are retired during the same calendar year.

As of December 31, 2014, the Company repurchased approximately 2.5 million shares of Class A common stock at an average price of $5.08, for an aggregate purchase price of approximately $12.5 million. All shares were retired as of December 31, 2014.

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

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Fair value of options granted	$3.26	$1.69	$1.26
Expected volatility	117%	91%	89%
Risk-free interest rate	2.0%	1.3%	1.5%
Expected lives	6.1 years	7.0 years	7.0 years
Dividend rate	2.3%	—	—

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2011	7,205	$6.68
Granted	2,592	$1.64
Exercised	(50)	0.46		$45
Forfeited or cancelled	(1,540)	9.72
Outstanding at December 31, 2012	8,207	$4.55
Granted	2,815	$2.18
Exercised	(1,683)	1.67		$4,965
Forfeited or cancelled	(1,622)	5.70
Outstanding at December 31, 2013	7,717	$4.05		$22,023
Granted	350	$4.4
Exercised	(1,042)	1.77		$5,036
Forfeited or cancelled	(1,470)	8.53
Outstanding at December 31, 2014	5,555	$3.33	6.12	$19,015
Vested and Exercisable at December 31, 2014	2,594	$4.69	3.91	$6,157
Vested and Expected to Vest at December 31, 2014	3,546	$2.24	8.01	$15,046

Stock-based compensation expense related to the Company’s employee stock option plans was $2.3 million, $4.4 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was approximately $1.9 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock and Restricted Stock Units

The following is a summary of nonvested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested balance at December 31, 2011	1,910	$2.81
Vested	(840)	3.37
Forfeited or cancelled	(55)	1.97
Nonvested balance at December 31, 2012	1,015	$2.43
Vested	(487)	2.16
Forfeited or cancelled	(34)	1.78
Nonvested balance at December 31, 2013	494	$2.73
Granted	1,181	4.51
Vested	(489)	3.38
Forfeited or cancelled	(17)	2.53
Nonvested balance at December 31, 2014	1,169	$4.15

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $2.1 million, $0.4 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was approximately $2.9 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of shares vested related to grants of restricted stock and restricted stock units was $1.6 million, $0.8 million, and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

14. RELATED-PARTY TRANSACTIONS

Univision provides network compensation to the Company and acts as the Company’s exclusive third-party sales representative for the sale of all national advertising aired on Univision-affiliate television stations.

At December 31, 2014 Univision owns approximately 10% of the Company’s common stock on a fully-converted basis.

The Class U common stock has limited voting rights and does not include the right to elect directors. As the holder of all of the Company’s issued and outstanding Class U common stock, so long as Univision holds a certain number of shares, the Company may not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate the Company or dispose of any interest in any Federal Communications Commission, or FCC, license for any of the Company’s Univision-affiliated television stations, among other things. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted to Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and the Company have extended through March 31, 2015. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2014	2013	2014	2013	2014	2013
Trade receivables	$10,882	$7,102	$—	$—	$10,882	$7,102
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net	16,239	18,559	—	—	16,239	18,559
Advances payable	—	—	118	118	118	118
Accounts payable	$3,695	$3,994	$—	$—	$3,695	$3,994

	Univision
	2014	2013	2012
Direct operating expenses (1)	$10,655	$10,322	$10,599
Amortization	2,320	2,321	2,633

(1)	Consists primarily of national representation fees paid to Univision.

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and Univision. As of December 31, 2014, 2013 and 2012 these balances totaled $3.2 million, $2.8 million and $2.3 million, respectively.

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

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013 (in millions):

	2014	2013
Accumulated other comprehensive income (loss) as of January 1,	$0.2	$—
Other comprehensive income (loss)	(3.8)	0.4
Income tax benefit (expense)	1.4	(0.2)
Other comprehensive income (loss), net of tax	(2.4)	0.2
Accumulated other comprehensive income (loss) as of December 31,	$(2.2)	$0.2

16. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

17. SEGMENT DATA

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the years ended December 31, 2014, 2013 and 2012. There was approximately $9.0 million and $8.6 million of assets in Mexico at December 31, 2014 and 2013, respectively.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change	% Change
	2014	2013	2012	2014 to 2013	2013 to 2012
Net Revenue
Television	$165,472	$156,994	$156,839	5%	0%
Radio	69,922	66,922	66,414	4%	1%
Digital	6,644	—	—	100%	0%
Consolidated	242,038	223,916	223,253	8%	0%

Cost of revenue - digital media	2,993	—	—	100%	0%

Direct operating expenses
Television	63,569	63,623	56,664	(0)%	12%
Radio	41,349	40,063	35,592	3%	13%
Digital	2,363	—	—	100%	0%
Consolidated	107,281	103,686	92,256	3%	12%
Selling, general and administrative expenses
Television	17,278	15,797	20,571	9%	(23)%
Radio	16,773	15,759	17,247	6%	(9)%
Digital	1,348	—	—	100%	0%
Consolidated	35,399	31,556	37,818	12%	(17)%
Depreciation and amortization
Television	10,680	12,084	13,312	(12)%	(9)%
Radio	3,391	2,869	3,114	18%	(8)%
Digital	592	—	—	100%	0%
Consolidated	14,663	14,953	16,426	(2)%	(9)%
Segment operating profit (loss)
Television	73,945	65,490	66,292	13%	(1)%
Radio	8,409	8,231	10,461	2%	(21)%
Digital	(652)	—	—	100%	0%
Consolidated	81,702	73,721	76,753	11%	(4)%
Corporate expenses	21,301	19,771	17,976	8%	10%
Impairment charge	735	-	-	100%	0%
Operating income (loss)	$59,666	$53,950	$58,777	11%	(8)%
Capital expenditures
Television	$6,084	$7,243	$8,339
Radio	2,995	2,505	1,561
Digital	32	—	—
Consolidated	$9,111	$9,748	$9,900
Total assets
Television	$380,775	$412,487	$313,904
Radio	124,050	125,750	124,147
Digital	22,942	—	—
Consolidated	$527,767	$538,237	$438,051

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

Year ended December 31, 2014:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$52,656	$61,846	$62,274	$65,262	$242,038
Net income (loss) applicable to common stockholders	4,388	8,735	8,057	5,942	27,122
Net income (loss) per share, basic	$0.05	$0.10	$0.09	$0.07	$0.31
Net income (loss) per share, diluted	$0.05	$0.10	$0.09	$0.07	$0.30

Year ended December 31, 2013:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$49,087	$56,950	$57,786	$60,093	$223,916
Net income (loss) applicable to common stockholders	(957)	5,073	(21,384)	151,093	133,825
Net income (loss) per share, basic	$(0.01)	$0.06	$(0.24)	$1.72	$1.53
Net income (loss) per share, diluted	$(0.01)	$0.06	$(0.24)	$1.67	$1.50

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2014	$3,199	$450	$331	$(880)	$3,100
Year ended December 31, 2013	$4,396	$(166)	$92	$(1,123)	$3,199
Year ended December 31, 2012	$3,926	$1,042	$95	$(667)	$4,396
Deferred tax valuation allowance
Year ended December 31, 2014	$1,432	$(71)	$—	$—	$1,361
Year ended December 31, 2013	$145,470	$(144,038)	$—	$—	$1,432
Year ended December 31, 2012	$148,364	$(2,894)	$—	$—	$145,470

(1)  Other adjustments represent recoveries and increases in the allowance for doubtful accounts.