Form 10-Q
period 2015-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2015-05-08
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

Yes  ☐     No  ☒

As of May 4, 2015, there were 63,503,483 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2015

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 28 of our Annual Report on Form 10-K for the year ended December 31, 2014.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$49,864	$31,260
Trade receivables, net of allowance for doubtful accounts of $2,962 and $3,100 (including related parties of $1,140 and $10,882)	48,947	64,956
Deferred income taxes	5,900	5,900
Prepaid expenses and other current assets (including related parties of $274 and $274)	5,776	5,295
Total current assets	110,487	107,411
Property and equipment, net of accumulated depreciation of $196,590 and $193,532	56,948	56,784
Intangible assets subject to amortization, net of accumulated amortization of $75,581 and $74,697 (including related parties of $15,658 and $16,239)	19,309	20,193
Intangible assets not subject to amortization	220,701	220,701
Goodwill	50,081	50,081
Deferred income taxes	64,328	66,558
Other assets	5,770	6,039
Total assets	$527,624	$527,767

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$3,750
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,847 and $3,695)	27,432	32,195
Total current liabilities	31,300	36,063
Long-term debt, less current maturities	335,625	336,563
Other long-term liabilities	11,451	9,583
Total liabilities	378,376	382,209

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2015 63,500,483; 2014 58,893,970	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2015 14,927,613; 2014 18,930,035	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2015 and 2014 9,352,729	1	1
Additional paid-in capital	911,737	912,161
Accumulated deficit	(759,190)	(764,474)
Accumulated other comprehensive income (loss)	(3,308)	(2,138)
Total stockholders' equity	149,248	145,558
Total liabilities and stockholders' equity	$527,624	$527,767

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2015	2014
Net revenue	$59,550	$52,656

Expenses:
Cost of revenue - digital media	1,360	-
Direct operating expenses (including related parties of $2,167 and $2,292) (including non-cash stock-based compensation of $358 and $90)	26,685	24,876
Selling, general and administrative expenses	10,501	8,631
Corporate expenses (including non-cash stock-based compensation of $509 and $618)	4,993	4,836
Depreciation and amortization (includes direct operating of $2,563 and $2,471; selling, general and administrative of $1,059 and $862 and corporate of $340 and $182) (including related parties of $581 and $581)	3,962	3,515
	47,501	41,858
Operating income (loss)	12,049	10,798
Interest expense	(3,227)	(3,438)
Interest income	8	12
Income (loss) before income taxes	8,830	7,372
Income tax (expense) benefit	(3,546)	(2,984)
Net income (loss)	$5,284	$4,388

Basic and diluted earnings per share:
Net income (loss) per share, basic and diluted	$0.06	$0.05

Cash dividends declared per common share	$0.03	$0.03

Weighted average common shares outstanding, basic	87,531,375	88,683,948
Weighted average common shares outstanding, diluted	90,085,961	90,943,866

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2015	2014
Net income (loss)	$5,284	$4,388
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements	(1,170)	(631)
Total other comprehensive income (loss)	(1,170)	(631)
Comprehensive income (loss)	$4,114	$3,757

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$5,284	$4,388
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,962	3,515
Deferred income taxes	2,959	2,495
Amortization of debt issue costs	194	201
Amortization of syndication contracts	86	122
Payments on syndication contracts	(122)	(158)
Non-cash stock-based compensation	867	708
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	15,976	3,510
(Increase) decrease in prepaid expenses and other assets	(561)	(993)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,840)	(7,041)
Net cash provided by (used in) operating activities	24,805	6,747
Cash flows from investing activities:
Purchases of property and equipment and intangibles	(2,972)	(1,918)
Net cash provided by (used in) investing activities	(2,972)	(1,918)
Cash flows from financing activities:
Proceeds from stock option exercises	900	1,636
Payments on long-term debt	(938)	(938)
Dividends paid	(2,191)	(2,224)
Payment of contingent consideration	(1,000)	-
Net cash provided by (used in) financing activities	(3,229)	(1,526)
Net increase (decrease) in cash and cash equivalents	18,604	3,303
Cash and cash equivalents:
Beginning	31,260	43,822
Ending	$49,864	$47,125

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$3,032	$5,420
Income taxes	$587	$489

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2015 or any other future period.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a diversified media company serving Hispanic audiences primarily throughout the United States and the border markets of Mexico with a combination of television, radio, and digital media properties.

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

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Advertising related to carriage of the Company’s Univision- and UniMás-affiliated television station signals is recognized at the time of broadcast. See more details under the Related Party section below.

The Company also generates revenue from agreements associated with television station channel modifications made by the Company in order to accommodate the operations of telecommunications operators. Revenue from such agreements is recognized when the Company has completed modification to the television station and relinquished all rights to operate the station on the existing channel to the telecommunications operators.

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising sales on the Company’s Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2015 and 2014, the amount the Company paid Univision in this capacity was $2.2 million and $2.3 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which give the Company the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and the Company have extended through June 30, 2015. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of March 31, 2015, the amount due to the Company from Univision was $1.1 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.9 million and $0.7 million for each of the three-month periods ended March 31, 2015 and 2014, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2015, there was approximately $1.5 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2015, there was approximately $2.4 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.7 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period
	Ended March 31,
	2015	2014
Basic earnings per share:
Numerator:
Net income (loss)	$5,284	$4,388

Denominator:
Weighted average common shares outstanding	87,531,375	88,683,948

Per share:
Net income (loss) per share	$0.06	$0.05

Diluted earnings per share:
Numerator:
Net income (loss)	$5,284	$4,388

Denominator:
Weighted average common shares outstanding	87,531,375	88,683,948
Dilutive securities:
Stock options and restricted stock units	2,554,586	2,259,918
Diluted shares outstanding	90,085,961	90,943,866

Per share:
Net income (loss) per share	$0.06	$0.05

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three-month periods ended March 31, 2015 and 2014, a total of 107,500 and 3,810,582 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

The Company did not repurchase shares during the three-month period ended March 31, 2015. As of March 31, 2015, the Company repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08 since the beginning of this program, for an aggregate purchase price of approximately $12.5 million. All shares were retired as of December 31, 2014.

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

●

prior to August 1, 2013, on one or more occasions, up to 10% of the original principal amount of the Notes during each 12-month period beginning on August 1, 2010, at a redemption price equal to 103% of the principal amount of the Notes, plus accrued and unpaid interest;

●

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

●	prior to August 1, 2013, some or all of the Notes, at a redemption price equal to 100% of the principal amount of the Notes plus a “make-whole” premium plus accrued and unpaid interest; and
●

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

●

a Security Agreement, pursuant to which the Company and the Guarantors each granted a first priority security interest in the collateral securing the Notes and the 2012 Credit Facility for the benefit of the holders of the Notes and the lender under the 2012 Credit Facility; and

●

the Intercreditor Agreement, in order to define the relative rights of the holders of the Notes and the lender under the 2012 Credit Facility with respect to the collateral securing the Company’s and the Guarantors’ respective obligations under the Notes and the 2012 Credit Facility; and

●	a Registration Rights Agreement, pursuant to which the Company registered the Notes and successfully conducted an exchange offering for the Notes in unregistered form, as originally issued.

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

The Company’s borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of March 31, 2015, the Company’s effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

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

Subject to certain exceptions, the 2013 Credit Agreement contains covenants that limit the ability of the Company and the Credit Parties to, among other things:

●	incur additional indebtedness or change or amend the terms of any senior indebtedness, subject to certain conditions;
●	incur liens on the property or assets of the Company and the Credit Parties;
●	dispose of certain assets;
●	consummate any merger, consolidation or sale of substantially all assets;
●	make certain investments;
●	enter into transactions with affiliates;
●	use loan proceeds to purchase or carry margin stock or for any other prohibited purpose;
●	incur certain contingent obligations;
●	make certain restricted payments; and
●	enter new lines of business, change accounting methods or amend the organizational documents of the Company or any Credit Party in any materially adverse way to the agent or the lenders.

The 2013 Credit Agreement also requires compliance with a financial covenant related to total net leverage ratio (calculated as set forth in the 2013 Credit Agreement) in the event that the revolving credit facility is drawn.

The 2013 Credit Agreement also provides for certain customary events of default, including the following:

●	default for three (3) business days in the payment of interest on borrowings under the 2013 Credit Facility when due;
●	default in payment when due of the principal amount of borrowings under the 2013 Credit Facility;
●

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

●

failure by the Company or any Credit Party to comply with any of the other agreements in the 2013 Credit Agreement and related loan documents that continues for thirty (30) days (or ten (10) days in the case of certain financial statement delivery obligations) after officers of the Company first become aware of such failure or first receive written notice of such failure from any lender;

●

default in the payment of other indebtedness if the amount of such indebtedness aggregates to $15.0 million or more, or failure to comply with the terms of any agreements related to such indebtedness if the holder or holders of such indebtedness can cause such indebtedness to be declared due and payable;

●	failure of the Company or any Credit Party to pay, vacate or stay final judgments aggregating over $15.0 million for a period of thirty (30) days after the entry thereof;
●	certain events of bankruptcy or insolvency with respect to the Company or any Credit Party;
●	certain change of control events;
●	the revocation or invalidation of any agreement or instrument governing the Notes or any subordinated indebtedness, including the Intercreditor Agreement; and
●	any termination, suspension, revocation, forfeiture, expiration (without timely application for renewal) or material adverse amendment of any material media license.

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

On December 30, 2014, the Company made a prepayment of $20.0 million to reduce the amount of loans outstanding under the Term Loan B facility.

On December 31, 2013, the Company made prepayments of $10.0 million to reduce the amount of loans outstanding under the Term Loan B facility.

The carrying amount and estimated fair value of the Term Loan B as of March 31, 2015 were both $339.4 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

Derivative Instruments

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month periods ended March 31, 2015 and 2014 was a loss of $1.2 million and $0.6 million, net of tax, respectively, and was included in other comprehensive income (loss). As of March 31, 2015, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of March 31, 2015 was $5.3 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	March 31, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$5.3	$—	$5.3	$—
Contingent Consideration	$0.3	$—	$—	$0.3

	December 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$3.4	$—	$3.4	$—
Contingent Consideration	$1.3	$—	$—	$1.3

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2015 and 2014 (in millions):

	2015	2014
Accumulated other comprehensive income (loss) as of January 1,	$(2.1)	$0.2
Other comprehensive income (loss)	(1.9)	(1.0)
Income tax benefit (expense)	0.7	0.4
Other comprehensive income (loss), net of tax	(1.2)	(0.6)
Accumulated other comprehensive income (loss) as of March 31,	$(3.3)	$(0.4)

Cost of Revenue

Cost of revenue consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the period in which the corresponding revenue is recognized.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016, however, the FASB has proposed a one-year deferral. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis which improves consolidation guidance for legal entities. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This ASU requires retrospective adoption and is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

3. SEGMENT INFORMATION

The Company operates in three reportable segments, as of March 31, 2015, based upon the type of advertising medium, which consist of television broadcasting, radio broadcasting, and digital media. Through June 30, 2014, the Company operated in two reportable segments, television broadcasting and radio broadcasting.  On June 18, 2014, the Company acquired Pulpo Media Inc. (“Pulpo”), a leading provider of digital advertising services and solutions focused on reaching Hispanic audiences in the U.S. and Latin America.  Beginning with the third quarter of 2014, the Company created a new operating segment, digital media, which consists of the financial results of Pulpo.  The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business. The Company believes that this information regarding the digital media segment is useful to readers of our financial statements.  The digital segment was not significant to our operations prior to the acquisition of Pulpo, and therefore the segment information for same period of the prior year has not been restated.

Included in the television segment net revenue for the three-month period ended March 31, 2015, is approximately $5.0 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator.

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

Digital Media

The Company owns and operates an online advertising platform that delivers digital advertising in a variety of formats to reach Hispanics audiences on Internet-connected devices.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2015 and 2014. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period
	Ended March 31,		%
	2015	2014	Change
Net revenue
Television	$39,502	$37,741	5%
Radio	16,345	14,915	10%
Digital	3,703	-	100%
Consolidated	59,550	52,656	13%

Cost of revenue - digital media	1,360	-	100%

Direct operating expenses
Television	14,679	14,956	(2)%
Radio	10,186	9,920	3%
Digital	1,820	-	100%
Consolidated	26,685	24,876	7%

Selling, general and administrative expenses
Television	5,055	4,495	12%
Radio	4,526	4,136	9%
Digital	920	-	100%
Consolidated	10,501	8,631	22%

Depreciation and amortization
Television	2,795	2,715	3%
Radio	869	800	9%
Digital	298	-	100%
Consolidated	3,962	3,515	13%

Segment operating profit (loss)
Television	16,973	15,575	9%
Radio	764	59	1,195%
Digital	(695)	-	100%
Consolidated	17,042	15,634	9%

Corporate expenses	4,993	4,836	3%
Operating income (loss)	12,049	10,798	12%

Interest expense	(3,227)	(3,438)	(6)%
Interest income	8	12	(33)%
Income (loss) before income taxes	$8,830	$7,372	20%

Capital expenditures
Television	$2,071	$911
Radio	1,153	923
Digital	18	-
Consolidated	$3,242	$1,834

	March 31,	December 31,
Total assets	2015	2014
Television	$382,134	$380,775
Radio	123,702	124,050
Digital	21,788	22,942
Consolidated	$527,624	$527,767

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

5. ACQUISITION

On June 18, 2014, the Company completed the acquisition of 100% of the common shares of Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Latin America. The Company acquired Pulpo in order to acquire an additional digital media platform that the Company believes will enhance its offerings to the U.S. Hispanic marketplace. The transaction was funded from the Company’s cash on hand, for an aggregate cash consideration of $15.0 million, net of cash acquired of $0.7 million, and contingent consideration with a fair value of $1.4 million as of the acquisition date. The fair value of the contingent consideration recognized on the acquisition date was estimated by applying the real options approach.

The following is a summary of the initial purchase price allocation for the Company’s acquisition of Pulpo (unaudited; in millions):

Accounts receivable	$1.6
Prepaids and other assets	0.1
Property and equipment	0.5
Intangible assets subject to amortization	3.4
Goodwill	14.1
Current liabilities	(1.8)
Deferred income taxes	(1.5)

The acquisition of Pulpo includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Pulpo if certain annual performance benchmarks are achieved over a three-year period. Any such additional consideration is payable 90 days after each fiscal year end beginning December 31, 2014. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the three-year period is between $0 and $3.0 million. Performance targets were achieved for the year ended December 31, 2014, and, accordingly, a payment of $1.0 million was made to the sellers in the first quarter of 2015. As of December 31, 2014, the Company determined Pulpo is less likely to earn the full amount of the contingent consideration for the years 2015 and 2016. Therefore, the Company adjusted the fair value of the contingent consideration in the fourth quarter of 2014 to $1.3 million. As of March 31, 2015, subsequent to the contingent consideration payment related to the year ended December 31, 2014, the fair value of the contingent consideration for the years 2015 and 2016 is $0.3 million.

The fair value of the assets acquired includes trade receivables of $1.6 million. The gross amount due from advertisers is $1.7 million, of which $0.1 million is expected to be uncollectable.

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

Overview

We are a diversified media company utilizing a combination of television, radio, and digital media operations, to reach Hispanic audiences and consumers primarily throughout the United States, as well as the border markets of Mexico. We believe that we are the largest independent public media company focused principally on the U.S. Hispanic audience.

We operate in three reportable segments, television broadcasting, radio broadcasting and digital media. Through June 30, 2014, we operated in two reportable segments, television broadcasting and radio broadcasting.  On June 18, 2014, we acquired Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Latin America.  Beginning with the third quarter of 2014, we separated the results of Pulpo into a new operating segment, digital media.  We believe that this information regarding our digital media segment is useful to readers of our financial statements. Our net revenue for the three-month period ended March 31, 2015, was $59.6 million. Of that amount, revenue generated by our television segment accounted for approximately 66%, revenue generated by our radio segment accounted for approximately 28%, and revenue generated by our digital segment accounted for approximately 6%, of total revenue for the period.

As of the date of filing this report, we own and/or operate 58 primary television stations located primarily in California, Colorado, Connecticut, Florida, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations (38 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas and a national sales representation firm. Through our digital media operations, we offer mobile, digital and other interactive media platforms and services, including local websites and social media, that provide users with news, information and other content.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when display or other digital advertisements record impressions on the websites of our third party publishers. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.) resulting from political advertising.

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

Highlights

During the first quarter of 2015, we achieved revenue growth in all three of our television, radio, and digital segments. Net revenue increased to $59.6 million, an increase of $6.9 million, or 13%, over the first quarter of 2014. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment increased to $39.5 million in the first quarter of 2015 from $37.7 million in the first quarter of 2014. This increase of approximately $1.8 million, or 5%, in net revenue was primarily due to approximately $5.0 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator. This increase was partially offset by decreases in local and national advertising revenue, a decrease in political advertising revenue, which was not material in 2015, and a decrease in retransmission consent revenue. We generated a total of $6.4 million of retransmission consent revenue in the first quarter of 2015. We anticipate that retransmission consent revenue for the full year 2015 will be greater than it was for the full year 2014 and will continue to be a growing source of net revenues in future periods.

Net revenue in our radio segment increased to $16.3 million in the first quarter of 2015 from $14.9 million in the first quarter of 2014. This increase of $1.4 million, or 10% in net revenue was primarily attributable to increases in local and national advertising.

Net revenue in our digital media segment was $3.7 million in the first quarter of 2015. Since our digital media segment was created in the third quarter of 2014, comparisons to the first quarter of 2014 are not possible.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2015 and 2014, the amount we paid Univision in this capacity was $2.2 million and $2.3 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through June 30, 2015. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. As of March 31, 2015, the amount due to us from Univision was $1.1 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals.

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

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 6, 2015. There have been no material changes to any of our critical accounting policies during the three months ended March 31, 2015, except as follows:

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

We also generate interactive revenue under arrangements that are sold on a standalone basis and those that are sold on a combined basis that are integrated with its broadcast revenue and reported within the television and radio segments. We have determined that these integrated revenue arrangements include multiple deliverables and has separated them into different units of accounting based on their relative sales price based upon management’s best estimate. Revenue for each unit of accounting is recognized as it is earned.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted Univision the right to negotiate retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Advertising related to carriage of our Univision- and UniMás-affiliated television station signals is recognized at the time of broadcast. See more details under the Related Party section below.

We also generate revenue from agreements associated with television station channel modifications made by us in order to accommodate the operations of telecommunications operators. Revenue from such agreements is recognized when we have completed modification to the television station and relinquished all rights to operate the station on the existing channel to the telecommunications operators.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016, however, the FASB has proposed a one-year deferral. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis which improves consolidation guidance for legal entities. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This ASU requires retrospective adoption and is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

Three-Month Periods Ended March 31, 2015 and 2014

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2015	2014	Change
Statements of Operations Data:
Net revenue	$59,550	$52,656	13%
Cost of revenue - digital media	1,360	-	100%
Direct operating expenses	26,685	24,876	7%
Selling, general and administrative expenses	10,501	8,631	22%
Corporate expenses	4,993	4,836	3%
Depreciation and amortization	3,962	3,515	13%
	47,501	41,858	13%
Operating income (loss)	12,049	10,798	12%
Interest expense	(3,227)	(3,438)	(6)%
Interest income	8	12	(33)%
Income (loss) before income taxes	8,830	7,372	20%
Income tax (expense) benefit	(3,546)	(2,984)	19%
Net income (loss)	$5,284	$4,388	20%

Other Data:
Capital expenditures	3,242	1,834
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)	16,842	14,985
Net cash provided by (used in) operating activities	24,805	6,747
Net cash provided by (used in) investing activities	(2,972)	(1,918)
Net cash provided by (used in) financing activities	(3,229)	(1,526)

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of March 31): 2015, 3.9 to 1; 2014, 4.6 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Three-Month Period
	Ended March 31,
	2015	2014

Consolidated adjusted EBITDA (1)	$16,842	$14,985
Interest expense	(3,227)	(3,438)
Interest income	8	12
Income tax (expense) benefit	(3,546)	(2,984)
Amortization of syndication contracts	(86)	(122)
Payments on syndication contracts	122	158
Non-cash stock-based compensation included in direct operating expenses	(358)	(90)
Non-cash stock-based compensation included in corporate expenses	(509)	(618)
Depreciation and amortization	(3,962)	(3,515)
Net income (loss)	5,284	4,388
Depreciation and amortization	3,962	3,515
Deferred income taxes	2,959	2,495
Amortization of debt issue costs	194	201
Amortization of syndication contracts	86	122
Payments on syndication contracts	(122)	(158)
Non-cash stock-based compensation	867	708
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	15,976	3,510
(Increase) decrease in prepaid expenses and other assets	(561)	(993)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,840)	(7,041)
Cash flows from operating activities	$24,805	$6,747

Consolidated Operations

Net Revenue. Net revenue increased to $59.6 million for the three-month period ended March 31, 2015 from $52.7 million for the three-month period ended March 31, 2014, an increase of $6.9 million. Of the overall increase, approximately $1.8 million was generated by our television segment and was primarily attributable to approximately $5.0 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator. This increase was partially offset by decreases in local and national advertising revenue, a decrease in political advertising revenue, which was not material in 2015, and a decrease in retransmission consent revenue. Additionally, $1.4 million of the overall increase was generated by our radio segment and was primarily attributable to increases in local and national advertising. The remaining $3.7 million of the overall increase was generated by our digital segment, resulting from our acquisition of Pulpo in June 2014 and which did not contribute to revenue in prior periods.

We currently anticipate that for the full year 2015, net revenue will increase from digital media and retransmission consent revenue, whereas net revenue will decrease from the absence of World Cup and significant political advertising compared to 2014.

Cost of revenue. Cost of revenue increased to $1.4 million for the three-month period ended March 31, 2015 due to the acquisition of Pulpo in June 2014.

Direct Operating Expenses. Direct operating expenses increased to $26.7 million for the three-month period ended March 31, 2015 from $24.9 million for the three-month period ended March 31, 2014, an increase of $1.8 million. Of the overall increase, $1.8 million was generated by our digital segment, resulting from our acquisition of Pulpo in June 2014. Additionally, $0.3 million of the overall increase was generated by our radio segment and was primarily attributable to an increase in production and salary expenses. This increase was partially offset by a decrease of approximately $0.3 million in our television segment that was primarily attributable to a decrease in expenses associated with the decrease in advertising revenue, and due to shifting of certain salaries and costs from direct operating expenses to selling, general and administrative expenses, partially offset by an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 45% for the three-month period ended March 31, 2015 from 47% for the three-month period ended March 31, 2014. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

We believe that direct operating expenses will continue to increase in dollar terms during the remainder of 2015, primarily as a result of the acquisition of Pulpo in June 2014 and employee salary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.5 million for the three-month period ended March 31, 2015 from $8.6 million for the three-month period ended March 31, 2014, an increase of $1.9 million. Of the overall increase, $0.9 million was generated by our digital segment, resulting from our acquisition of Pulpo in June 2014. Additionally, $0.6 million of the overall increase was generated by our television segment and was primarily attributable to shifting of certain salaries and costs from direct operating expenses to selling, general and administrative expenses. The remaining $0.4 million of the overall increase was generated by our radio segment and was primarily attributable to increases in rent expense, salary expense and employee benefits costs. As a percentage of net revenue, selling, general and administrative expenses increased to 18% for the three-month period ended March 31, 2015 from 16% for the three-month period ended March 31, 2014.

We believe that selling, general and administrative expenses will continue to increase in dollar terms during the remainder of 2015, primarily as a result of the acquisition of Pulpo in June 2014 and employee salary increases.

Corporate Expenses. Corporate expenses increased to $5.0 million for the three-month period ended March 31, 2015 from $4.8 million for the three-month period ended March 31, 2014, an increase of $0.2 million. The increase was primarily attributable to an increase in salary expense. As a percentage of net revenue, corporate expenses decreased to 8% for the three-month period ended March 31, 2015 from 9% for the three-month period ended March 31, 2014.

We believe that corporate expenses will continue to increase in dollar terms during the remainder of 2015, primarily as a result of increased salary expense.

Depreciation and Amortization. Depreciation and amortization increased to $4.0 million for the three-month period ended March 31, 2015 from $3.5 million for the three-month period ended March 31, 2014, an increase of $0.5 million. The increase was primarily due to amortization related to intangibles associated with our acquisition of Pulpo in June 2014 and depreciation related to additions of property and equipment, partially offset by a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $12.0 million for the three-month period ended March 31, 2015, compared to $10.8 million for the three-month period ended March 31, 2014.

Interest Expense. Interest expense decreased to $3.2 million for the three-month period ended March 31, 2015 from $3.4 million for the three-month period ended March 31, 2014, a decrease of $0.2 million. This decrease was primarily attributable to a $20.0 million prepayment to reduce the amount of loans outstanding under our Term Loan B Facility on December 30, 2014.

Income Tax Expense.  Income tax expense for the three-month period ended March 31, 2015 was $3.5 million, or 40% of our pre-tax income.  Income tax expense for the three-month period ended March 31, 2014 was $3.0 million or 40% of our pre-tax income.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $39.5 million for the three-month period ended March 31, 2015 from $37.7 million for the three-month period ended March 31, 2014, an increase of approximately $1.8 million. The increase was primarily attributable to approximately $5.0 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator. This increase was partially offset by decreases in local and national advertising revenue, a decrease in political advertising revenue, which was not material in 2015, and a decrease in retransmission consent revenue. We generated a total of $6.4 million and $6.7 million in retransmission consent revenue for the three-month periods ended March 31, 2015 and 2014, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $14.7 million for the three-month period ended March 31, 2015 from $15.0 million for the three-month period ended March 31, 2014, a decrease of approximately $0.3 million. The decrease was primarily attributable a decrease in expenses associated with the decrease in advertising revenue, and due to shifting of certain salaries and costs from direct operating expenses to selling, general and administrative expenses, partially offset by an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.1 million for the three-month period ended March 31, 2015 from $4.5 million for the three-month period ended March 31, 2014, an increase of $0.6 million. The increase was primarily attributable to shifting of certain salaries and costs from direct operating expenses to selling, general and administrative expenses.

Radio

Net Revenue.  Net revenue in our radio segment increased to $16.3 million for the three-month period ended March 31, 2015 from $14.9 million for the three-month period ended March 31, 2014, an increase of $1.4 million. The increase was primarily attributable to increases in local and national advertising.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $10.2 million for the three-month period ended March 31, 2015 from $9.9 million for the three-month period ended March 31, 2014, an increase of $0.3 million. The increase was primarily attributable to an increase in production and salary expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $4.5 million for the three-month period ended March 31, 2015 from $4.1 million for the three-month period ended March 31, 2014, an increase of $0.4 million. The increase was primarily attributable to increases in rent expense, salary expense and employee benefits costs.

Digital

Net Revenue.  Net revenue in our digital segment was $3.7 million for the three-month period ended March 31, 2015.

Cost of revenue.  Cost of revenue in our digital segment was $1.4 million for the three-month period ended March 31, 2015.

Direct operating expenses. Direct operating expenses in our digital segment were $1.8 million for the three-month period ended March 31, 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment were $0.9 million for the three-month period ended March 31, 2015.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income of approximately $27.1 million, $133.8 million, and $13.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. We had positive cash flow from operations of $54.4 million, $32.8 million and $40.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. We generated cash flow from operations of $24.8 million for the three-month period ended March 31, 2015 and we expect to have positive cash flow from operations for the 2015 year.  We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months and for the foreseeable future.

Interest expense in the first quarter of 2015 decreased by $0.2 million, or 6%, from the first quarter of 2014, due to a $20.0 million prepayment to reduce the amount of loans outstanding under our Term Loan B Facility on December 30, 2014.

Notes

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

●

prior to August 1, 2013, on one or more occasions, up to 10% of the original principal amount of the Notes during each 12-month period beginning on August 1, 2010, at a redemption price equal to 103% of the principal amount of the Notes, plus accrued and unpaid interest;

●

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

●

prior to August 1, 2013, some or all of the Notes may be redeemed at a redemption price equal to 100% of the principal amount of the Notes plus a “make-whole” premium plus accrued and unpaid interest; and

●

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

●

a Security Agreement, pursuant to which the Company and the Guarantors each granted a first priority security interests in the collateral securing the Notes and the 2012 Credit Facility for the benefit of the holders of the Notes and the lender under the 2012 Credit Facility; and

●

the Intercreditor Agreement, in order to define the relative rights of the holders of the Notes and the lender under the 2012 Credit Facility with respect to the collateral securing the Company’s and the Guarantors’ respective obligations under the Notes and the 2012 Credit Facility; and

●	a Registration Rights Agreement, pursuant to which the Company registered the Notes and successfully conducted an exchange offering for the Notes in unregistered form, as originally issued.

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

Our borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of March 31, 2015, our effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on the Term Loan B Maturity Date, which is May 31, 2020 and the Revolving Credit Facility expires on the Revolving Loan Maturity Date, which is May 31, 2018.

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

On December 30, 2014, the Company made a prepayment of $20.0 million to reduce the amount of loans outstanding under the Term Loan B facility.

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

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be recognized directly to interest expenses in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended March 31, 2015 was a loss of $1.2 million, net of tax, and was included in other comprehensive income (loss). As of March 31, 2015, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

We did not repurchase shares during the three-month period ended March 31, 2015. As of March 31, 2015, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08, for an aggregate purchase price of approximately $12.5 million since the beginning of this program.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $16.8 million for the three-month period ended March 31, 2015 from $15.0 million for the three-month period ended March 31, 2014, an increase of $1.8 million, or 12%. As a percentage of net revenue, consolidated adjusted EBITDA remained flat at 28% for each of the three-month periods ended March 31, 2015 and 2014.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of March 31): 2015, 3.9 to 1; 2014, 4.6 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow provided by operating activities was $24.8 million for the three-month period ended March 31, 2015, compared to net cash flow provided by operating activities of $6.7 million for the three-month period ended March 31, 2014. We had net income of $5.3 million for the three-month period ended March 31, 2015, which was partially offset by non-cash items, including depreciation and amortization expense of $4.0 million. We had net income of $4.4 million for the three-month period ended March 31, 2014. Our net income for the three-month period ended March 31, 2014 was partially offset by non-cash items, including depreciation and amortization expense of $3.5 million. We expect to have positive cash flow from operating activities for the 2015 year.

Net cash flow used in investing activities was $3.0 million for the three-month period ended March 31, 2015, compared to net cash flow used in investing activities of $1.9 million for the three-month period ended March 31, 2014. During the three-month period ended March 31, 2015, we spent $3.0 million on net capital expenditures. During the three-month period ended March 31, 2014, we spent $1.9 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $13.5 million for the full year 2015. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $3.2 million for the three-month period ended March 31, 2015, compared to net cash flow used in financing activities of $1.5 million for the three-month period ended March 31, 2014. During the three-month period ended March 31, 2015, we made a dividend payment of $2.2 million, a contingent consideration payment of $1.0 million, a debt payment of $0.9 million, and received proceeds of $0.9 million related to the issuance of common stock upon the exercise of stock options. During the three-month period ended March 31, 2014, we made a dividend payment of $2.2 million, a debt payment of $0.9 million, and received proceeds of $1.6 million related to the issuance of common stock upon the exercise of stock options.

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

Interest Rates

As of March 31, 2015, we had $339.4 million of variable rate bank debt outstanding under our 2013 Credit Facility.  The debt bears interest at LIBOR plus a margin of 2.5%.  The LIBOR rate is subject to a 1.0% floor, effectively resulting in an effective interest rate of 3.5% at March 31, 2015. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin.  If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. Hypothetically, if LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2015 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.9 million based on the outstanding balance of our term loan as of March 31, 2015.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended March 31, 2015, was a loss of $1.2 million, net of tax, and was included in other comprehensive income (loss). As of March 31, 2015, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

There were no stock repurchases for the three-month period ended March 31, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

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

Date: May 8, 2015

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