Form 10-Q
period 2015-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2015-08-07
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

Yes  ☐     No  ☒

As of August 3, 2015, there were 63,802,370 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2015

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$50,866	$31,260
Trade receivables, net of allowance for doubtful accounts of $2,875 and $3,100 (including related parties of $4,965 and $10,882)	56,232	64,956
Deferred income taxes	5,900	5,900
Prepaid expenses and other current assets (including related parties of $274 and $274)	5,350	5,295
Total current assets	118,348	107,411
Property and equipment, net of accumulated depreciation of $198,726 and $193,532	60,365	56,784
Intangible assets subject to amortization, net of accumulated amortization of $76,465 and $74,697 (including related parties of $15,078 and $16,239)	18,424	20,193
Intangible assets not subject to amortization	220,701	220,701
Goodwill	50,081	50,081
Deferred income taxes	60,934	66,558
Other assets	5,581	6,039
Total assets	$534,434	$527,767

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$3,750
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,810 and $3,695)	28,275	32,195
Total current liabilities	32,143	36,063
Long-term debt, less current maturities	334,688	336,563
Other long-term liabilities	13,716	9,583
Total liabilities	380,547	382,209

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2015 63,734,828; 2014 58,893,970	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2015 14,927,613; 2014 18,930,035	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2015 and 2014 9,352,729	1	1
Additional paid-in capital	911,161	912,161
Accumulated deficit	(753,949)	(764,474)
Accumulated other comprehensive income (loss)	(3,334)	(2,138)
Total stockholders' equity	153,887	145,558
Total liabilities and stockholders' equity	$534,434	$527,767

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Net revenue	$59,891	$61,846	$119,441	$114,502

Expenses:
Cost of revenue - digital media	1,392	-	2,752	-
Direct operating expenses (including related parties of $2,255, $2,944, $4,422 and $5,236) (including non-cash stock-based compensation of $348, $127, $706 and $217)	27,044	26,104	53,729	50,425
Selling, general and administrative expenses	10,484	8,897	20,985	18,083
Corporate expenses (including non-cash stock-based compensation of $592, $468, $1,101 and $1,086)	5,050	5,261	10,043	10,097
Depreciation and amortization (includes direct operating of $2,555, $2,415, $5,118 and $4,886 selling, general and administrative of $1,046, $907, $2,105 and $1,769 and corporate of $357, $181, $697 and $363) (including related parties of $580, $579, $1,161 and $1,160)	3,958	3,503	7,920	7,018
	47,928	43,765	95,429	85,623
Operating income (loss)	11,963	18,081	24,012	28,879
Interest expense	(3,256)	(3,469)	(6,483)	(6,907)
Interest income	11	13	19	25
Income (loss) before income taxes	8,718	14,625	17,548	21,997
Income tax (expense) benefit	(3,477)	(5,890)	(7,023)	(8,874)
Net income (loss)	$5,241	$8,735	$10,525	$13,123

Basic and diluted earnings per share:
Net income (loss) per share, basic	$0.06	$0.10	$0.12	$0.15
Net income (loss) per share, diluted	$0.06	$0.10	$0.12	$0.14

Cash dividends declared per common share	$0.03	$0.03	$0.05	$0.05

Weighted average common shares outstanding, basic	87,832,430	89,276,794	87,682,734	88,982,009
Weighted average common shares outstanding, diluted	90,091,735	91,202,732	90,089,679	91,074,937

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$5,241	$8,735	$10,525	$13,123
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements	(26)	(1,139)	(1,196)	(1,770)
Total other comprehensive income (loss)	(26)	(1,139)	(1,196)	(1,770)
Comprehensive income (loss)	$5,215	$7,596	$9,329	$11,353

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$10,525	$13,123
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,920	7,018
Deferred income taxes	6,370	8,291
Amortization of debt issue costs	393	404
Amortization of syndication contracts	171	244
Payments on syndication contracts	(246)	(312)
Non-cash stock-based compensation	1,807	1,303
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	11,418	(3,632)
(Increase) decrease in prepaid expenses and other assets	(283)	(1,261)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,204)	(5,484)
Net cash provided by (used in) operating activities	33,871	19,694
Cash flows from investing activities:
Purchases of property and equipment and intangibles	(8,583)	(4,051)
Purchases of a business, net of cash acquired	-	(15,048)
Net cash provided by (used in) investing activities	(8,583)	(19,099)
Cash flows from financing activities:
Proceeds from stock option exercises	1,581	1,739
Payments on long-term debt	(1,875)	(1,875)
Dividends paid	(4,388)	(4,464)
Payment of contingent consideration	(1,000)	-
Net cash provided by (used in) financing activities	(5,682)	(4,600)
Net increase (decrease) in cash and cash equivalents	19,606	(4,005)
Cash and cash equivalents:
Beginning	31,260	43,822
Ending	$50,866	$39,817

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$6,090	$8,685
Income taxes	$653	$583

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a diversified media company serving Hispanic audiences primarily throughout the United States, as well as the border markets of Mexico, with a combination of television, radio, and digital media properties.

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

The Company also generates revenue from agreements associated with television stations in order to accommodate the operations of telecommunications operators. Revenue from such agreements is recognized when the Company has relinquished all rights to operate the station on the existing channel free from interference to the telecommunications operators.

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising on the Company’s Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2015 and 2014, the amount the Company paid Univision in this capacity was $2.3 million and $2.9 million, respectively. During the six-month periods ended June 30, 2015 and 2014, the amount the Company paid Univision in this capacity was $4.4 million and $5.2 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which give the Company the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and the Company have extended through August 31, 2015. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of June 30, 2015, the amount due to the Company from Univision was $5.0 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.9 million and $0.6 million for each of the three-month periods ended June 30, 2015 and 2014, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $1.8 million and $1.3 million for the six-month periods ended June 30, 2015 and 2014, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Six-Month Period Ended June 30, 2015
Fair value of options granted	$4.10
Expected volatility	84%
Risk-free interest rate	1.6%
Expected lives	6.0 years
Dividend rate	1.6%

As of June 30, 2015, there was approximately $1.4 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Six-Month Period
	Ended June 30, 2015
	Number Granted	Weighted-Average Fair Value
Restricted stock units	62	$6.76

As of June 30, 2015, there was approximately $2.3 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.5 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Basic earnings per share:
Numerator:
Net income (loss)	$5,241	$8,735	$10,525	$13,123

Denominator:
Weighted average common shares outstanding	87,832,430	89,276,794	87,682,734	88,982,009

Per share:
Net income (loss) per share	$0.06	$0.10	$0.12	$0.15

Diluted earnings per share:
Numerator:
Net income (loss)	$5,241	$8,735	$10,525	$13,123

Denominator:
Weighted average common shares outstanding	87,832,430	89,276,794	87,682,734	88,982,009
Dilutive securities:
Stock options and restricted stock units	2,259,305	1,925,938	2,406,945	2,092,928
Diluted shares outstanding	90,091,735	91,202,732	90,089,679	91,074,937

Per share:
Net income (loss) per share	$0.06	$0.10	$0.12	$0.14

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three- and six-month periods ended June 30, 2015, a total of 34,708 and 71,104 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the three- and six-month periods ended June 30, 2014, a total of 3,898,562 and 3,854,572 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Treasury Stock

On August 18, 2014, the Board of Directors approved a share repurchase program of up to $10.0 million of the Company’s outstanding common stock. On November 25, 2014, the Board of Directors approved an extension of the share repurchase program with a repurchase authorization of up to an additional $10.0 million of the Company’s outstanding common stock, for a total repurchase authorization of up to $20.0 million. Under the share repurchase program the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets.

The Company did not repurchase shares during the six-month period ended June 30, 2015. As of June 30, 2015, the Company repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08 since the beginning of this program, for an aggregate purchase price of approximately $12.5 million. All shares were retired as of December 31, 2014.

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

Borrowings under the Term Loan A Facility were used on the closing date of the 2013 Credit Facility (the “Closing Date”) (together with cash on hand) to (a) repay in full all of the outstanding obligations of the Company and its subsidiaries under the then outstanding credit facility, and (b) pay fees and expenses in connection with the 2013 Credit Facility.  As discussed in more detail below, on August 1, 2013, the Company drew on the Company’s Term Loan B Facility to (a) repay in full all of the outstanding loans under the Term Loan A Facility and (b) redeem in full all of the Company’s then outstanding notes (the “Notes”). The Company intends to use any future borrowings under the Revolving Credit Facility to provide for working capital, capital expenditures and other general corporate purposes of the Company and from time to time fund a portion of certain acquisitions, in each case subject to the terms and conditions set forth in the 2013 Credit Agreement.

The 2013 Credit Facility is guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries (the “Credit Parties”). The 2013 Credit Facility is secured on a first priority basis by the Company’s and the Credit Parties’ assets. Upon the redemption of the Notes, the security interests and guaranties of the Company and its Credit Parties under the indenture governing the Notes (the “Indenture”), and the Notes were terminated and released.

The Company’s borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of June 30, 2015, the Company’s effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

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

The carrying amount and estimated fair value of the Term Loan B Facility as of June 30, 2015 were both $338.4 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

Derivative Instruments

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended June 30, 2015 and 2014 was a loss of $0.0 million and $1.1 million, net of tax, respectively, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the six-month period ended June 30, 2015 and 2014 was a loss of $1.2 million and $1.8 million, net of tax, respectively, and was included in other comprehensive income (loss). As of June 30, 2015, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of June 30, 2015 was $5.4 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	June 30, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$5.4	$—	$5.4	$—
Contingent Consideration	$0.1	$—	$—	$0.1

	December 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$3.4	$—	$3.4	$—
Contingent Consideration	$1.3	$—	$—	$1.3

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2015 and 2014 (in millions):

	2015	2014
Accumulated other comprehensive income (loss) as of January 1,	$(2.1)	$0.2
Other comprehensive income (loss)	(1.9)	(2.9)
Income tax benefit (expense)	0.7	1.1
Other comprehensive income (loss), net of tax	(1.2)	(1.8)
Accumulated other comprehensive income (loss) as of June 30,	$(3.3)	$(1.6)

Cost of Revenue

Cost of revenue consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the period in which the corresponding revenue is recognized.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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

3. SEGMENT INFORMATION

As of June 30, 2015, the Company operates in three reportable segments, based upon the type of advertising medium, and which segments are television broadcasting, radio broadcasting, and digital media. Through June 30, 2014, the Company operated in two reportable segments, television broadcasting and radio broadcasting.  On June 18, 2014, the Company acquired Pulpo Media Inc. (“Pulpo”), a leading provider of digital advertising services and solutions focused on reaching Hispanic audiences in the U.S. and Latin America.  Beginning with the third quarter of 2014, the Company created a new operating segment, digital media, which consists of the operations of Pulpo.  The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business. The Company believes that this information regarding the digital media segment is useful to readers of our financial statements.  The digital segment was not significant to our operations prior to the acquisition of Pulpo, and therefore the segment information for same period of the prior year has not been restated.

Included in the television segment net revenue for the six-month period ended June 30, 2015, is approximately $5.0 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses. There were no significant sources of revenue generated outside the United States during the three- and six-month periods ended June 30, 2015 and 2014. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2015	2014	Change	2015	2014	Change
Net revenue
Television	$36,397	$43,151	(16)%	$75,899	$80,892	(6)%
Radio	19,585	18,695	5%	35,930	33,610	7%
Digital	3,909	-	100%	7,612	-	100%
Consolidated	59,891	61,846	(3)%	119,441	114,502	4%

Cost of revenue - digital media	1,392	-	100%	2,752	-	100%

Direct operating expenses
Television	14,820	15,503	(4)%	29,499	29,904	(1)%
Radio	10,652	10,601	0%	20,838	20,521	2%
Digital	1,572	-	100%	3,392	-	100%
Consolidated	27,044	26,104	4%	53,729	50,425	7%

Selling, general and administrative expenses
Television	4,929	4,683	5%	9,984	9,733	3%
Radio	4,768	4,214	13%	9,294	8,350	11%
Digital	787	-	100%	1,707	-	100%
Consolidated	10,484	8,897	18%	20,985	18,083	16%

Depreciation and amortization
Television	2,830	2,671	6%	5,625	5,386	4%
Radio	829	832	(0)%	1,698	1,632	4%
Digital	299	-	100%	597	-	100%
Consolidated	3,958	3,503	13%	7,920	7,018	13%

Segment operating profit (loss)
Television	13,818	20,294	(32)%	30,791	35,869	(14)%
Radio	3,336	3,048	9%	4,100	3,107	32%
Digital	(141)	-	100%	(836)	-	100%
Consolidated	17,013	23,342	(27)%	34,055	38,976	(13)%

Corporate expenses	5,050	5,261	(4)%	10,043	10,097	(1)%
Operating income (loss)	11,963	18,081	(34)%	24,012	28,879	(17)%

Interest expense	(3,256)	(3,469)	(6)%	(6,483)	(6,907)	(6)%
Interest income	11	13	(15)%	19	25	(24)%
Income (loss) before income taxes	$8,718	$14,625	(40)%	$17,548	$21,997	(20)%

Capital expenditures
Television	$4,288	$1,662		$6,359	$2,574
Radio	2,122	831		3,275	1,755
Digital	82	-		100	-
Consolidated	$6,492	$2,493		$9,734	$4,329

				June 30,	December 31,
Total assets				2015	2014
Television				$382,616	$380,775
Radio				129,867	124,050
Digital				21,951	22,942
Consolidated				$534,434	$527,767

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

The acquisition of Pulpo includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Pulpo if certain annual performance benchmarks are achieved over a three-year period. Any such additional consideration is payable 90 days after each fiscal year end beginning December 31, 2014. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the three-year period is between $0 and $3.0 million. Performance targets were achieved for the year ended December 31, 2014, and, accordingly, a payment of $1.0 million was made to the sellers in the first quarter of 2015. As of December 31, 2014, the Company determined that Pulpo is less likely to earn the full amount of the contingent consideration for the years 2015 and 2016. Therefore, the Company adjusted the fair value of the contingent consideration in the fourth quarter of 2014 to $1.3 million. As of June 30, 2015, the Company currently anticipates that Pulpo will not earn any amount of the contingent consideration for the fiscal year 2015. Therefore, the Company adjusted the fair value of the contingent consideration in the second quarter of 2015 to $0.1 million.

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

6. SUBSEQUENT EVENT

On July 2, 2015 the Company entered into an agreement in order to accommodate the concurrent operations of a telecommunications operator. As a result, the Company received approximately $5.5 million of revenue in the third quarter of 2015.

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

We operate in three reportable segments, television broadcasting, radio broadcasting and digital media. Through June 30, 2014, we operated in two reportable segments, television broadcasting and radio broadcasting.  On June 18, 2014, we acquired Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Latin America.  Beginning with the third quarter of 2014, we separated the results of Pulpo into a new operating segment, digital media.  We believe that this information regarding our digital media segment is useful to readers of our financial statements. Our net revenue for the three-month period ended June 30, 2015, was $59.9 million. Of that amount, revenue generated by our television segment accounted for approximately 61%, revenue generated by our radio segment accounted for approximately 33%, and revenue generated by our digital segment accounted for approximately 6%, of total revenue for the period.

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

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when display or other digital advertisements record impressions on the websites of our third party publishers. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.) resulting from significant political advertising.

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

Highlights

During the second quarter of 2015, we faced challenging comparisons to the second quarter of 2014, when we benefited from World Cup, which was absent in the second quarter of 2015, and significant political advertising revenue, which was not material in the second quarter of 2015. Net revenue decreased to $59.9 million, a decrease of $1.9 million, or 3%, from the second quarter of 2014. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment decreased to $36.4 million in the second quarter of 2015 from $43.1 million in the second quarter of 2014. This decrease of approximately $6.7 million, or 16%, in net revenue was primarily due to the absence of World Cup and significant political advertising revenue in 2015 compared to 2014, and a decrease in national advertising revenue, partially offset by increases in local advertising revenue and retransmission consent revenue. We generated a total of $7.2 million of retransmission consent revenue in the second quarter of 2015. We anticipate that retransmission consent revenue for the full year 2015 will be greater than it was for the full year 2014 and will continue to be a growing source of net revenue in future periods.

Net revenue in our radio segment increased to $19.6 million in the second quarter of 2015 from $18.7 million in the second quarter of 2014. This increase of $0.9 million, or 5% in net revenue was primarily attributable to increases in local and national advertising revenue, partially offset by the absence of World Cup revenue in 2015 compared to 2014.

Net revenue in our digital media segment was $3.9 million in the second quarter of 2015. Since our digital media segment was created in the third quarter of 2014, comparisons to the second quarter of 2014 are not possible.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2015 and 2014, the amount we paid Univision in this capacity was $2.3 million and $2.9 million, respectively. During the six-month periods ended June 30, 2015 and 2014, the amount we paid Univision in this capacity was $4.4 million and $5.2 million, respectively

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through August 31, 2015. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. As of June 30, 2015, the amount due to us from Univision was $5.0 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals.

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

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 6, 2015. There have been no material changes to any of our critical accounting policies during the six-month period ended June 30, 2015, except as follows:

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

We also generate revenue from agreements associated with television stations in order to accommodate the operations of telecommunications operators. Revenue from such agreements is recognized when we have relinquished all rights to operate the station on the existing channel free from interference to the telecommunications operators.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

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

Three- and Six-Month Periods Ended June 30, 2015 and 2014

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2015 and 2014 (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2015	2014	Change	2015	2014	Change
Statements of Operations Data: (1)
Net revenue	$59,891	$61,846	(3)%	$119,441	$114,502	4%
Cost of revenue - digital media	1,392	-	100%	2,752	-	100%
Direct operating expenses	27,044	26,104	4%	53,729	50,425	7%
Selling, general and administrative expenses	10,484	8,897	18%	20,985	18,083	16%
Corporate expenses	5,050	5,261	(4)%	10,043	10,097	(1)%
Depreciation and amortization	3,958	3,503	13%	7,920	7,018	13%
	47,928	43,765	10%	95,429	85,623	11%
Operating income (loss)	11,963	18,081	(34)%	24,012	28,879	(17)%
Interest expense	(3,256)	(3,469)	(6)%	(6,483)	(6,907)	(6)%
Interest income	11	13	(15)%	19	25	(24)%
Income (loss) before income taxes	8,718	14,625	(40)%	17,548	21,997	(20)%
Income tax (expense) benefit	(3,477)	(5,890)	(41)%	(7,023)	(8,874)	(21)%
Net income (loss)	$5,241	$8,735	(40)%	$10,525	$13,123	(20)%

Other Data:
Capital expenditures	6,492	2,493		9,734	4,329
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (2)				33,664	37,132
Net cash provided by (used in) operating activities				33,871	19,694
Net cash provided by (used in) investing activities				(8,583)	(19,099)
Net cash provided by (used in) financing activities				(5,682)	(4,600)

(1)	Certain amounts in our prior period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation.
(2)

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of June 30): 2015, 4.2 to 1; 2014, 4.5 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Six-Month Period
	Ended June 30,
	2015	2014

Consolidated adjusted EBITDA (1)	$33,664	$37,132
Interest expense	(6,483)	(6,907)
Interest income	19	25
Income tax (expense) benefit	(7,023)	(8,874)
Amortization of syndication contracts	(171)	(244)
Payments on syndication contracts	246	312
Non-cash stock-based compensation included in direct operating expenses	(706)	(217)
Non-cash stock-based compensation included in corporate expenses	(1,101)	(1,086)
Depreciation and amortization	(7,920)	(7,018)
Net income (loss)	10,525	13,123
Depreciation and amortization	7,920	7,018
Deferred income taxes	6,370	8,291
Amortization of debt issue costs	393	404
Amortization of syndication contracts	171	244
Payments on syndication contracts	(246)	(312)
Non-cash stock-based compensation	1,807	1,303
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	11,418	(3,632)
(Increase) decrease in prepaid expenses and other assets	(283)	(1,261)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,204)	(5,484)
Cash flows from operating activities	$33,871	$19,694

Consolidated Operations

Net Revenue. Net revenue decreased to $59.9 million for the three-month period ended June 30, 2015 from $61.8 million for the three-month period ended June 30, 2014, a decrease of $1.9 million. Of the overall decrease, approximately $6.7 million was attributed to our television segment and was primarily attributable to the absence of World Cup and significant political advertising revenue in 2015 compared to 2014, and a decrease in national advertising revenue, partially offset by increases in local advertising revenue and retransmission consent revenue. The overall decrease was partially offset by an increase of $0.9 million that was attributed to our radio segment and was primarily attributable to increases in local and national advertising revenue, partially offset by the absence of World Cup revenue in 2015 compared to 2014. Additionally, the overall decrease was partially offset by an increase of $3.9 million that was attributed to our digital segment, resulting from our acquisition of Pulpo in June 2014 and which did not contribute to revenue in the comparable period in 2014.

Net revenue increased to $119.4 million for the six-month period ended June 30, 2015 from $114.5 million for the six-month period ended June 30, 2014, an increase of $4.9 million. Of the overall increase, approximately $2.3 million was attributed to our radio segment and was primarily attributable to increases in local and national advertising revenue, partially offset by the absence of World Cup revenue in 2015 compared to 2014. Additionally, $7.6 million of the overall increase was attributed to our digital segment, resulting from our acquisition of Pulpo in June 2014 and which did not contribute to revenue in the comparable period in 2014. These increases were partially offset by a decrease of $5.0 million that was attributed to our television segment and was primarily attributable to the absence of World Cup and significant political advertising revenue in 2015 compared to 2014, and decreases in local and national advertising revenue, partially offset by approximately $5.0 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator, and an increase in retransmission consent revenue.

We currently anticipate that for the full year 2015, net revenue will increase from digital media and retransmission consent revenue, whereas net revenue will decrease from the absence of World Cup and significant political advertising revenue in 2015 compared to 2014.

Cost of revenue. Cost of revenue was $1.4 million for the three-month period ended June 30, 2015 due to the acquisition of Pulpo in June 2014.

Cost of revenue was $2.8 million for the six-month period ended June 30, 2015 due to the acquisition of Pulpo in June 2014.

Direct Operating Expenses. Direct operating expenses increased to $27.0 million for the three-month period ended June 30, 2015 from $26.1 million for the three-month period ended June 30, 2014, an increase of $0.9 million. Of the overall increase, $1.6 million was attributed to our digital segment, resulting from our acquisition of Pulpo in June 2014. This increase was partially offset by a decrease of approximately $0.7 million in our television segment that was primarily attributable to expenses associated with the decrease in advertising revenue, partially offset by an increase in salary expense. As a percentage of net revenue, direct operating expenses increased to 45% for the three-month period ended June 30, 2015 from 42% for the three-month period ended June 30, 2014.

Direct operating expenses increased to $53.7 million for the six-month period ended June 30, 2015 from $50.4 million for the six-month period ended June 30, 2014, an increase of $3.3 million. Of the overall increase, $3.4 million was attributed to our digital segment, resulting from our acquisition of Pulpo in June 2014. Additionally, $0.3 million of the overall increase was attributed to our radio segment and was primarily attributable to an increase in production and salary expenses. This increase was partially offset by a decrease of approximately $0.4 million in our television segment that was primarily attributable to expenses associated with the decrease in advertising revenue, partially offset by an increase in salary expense. As a percentage of net revenue, direct operating expenses increased to 45% for the six-month period ended June 30, 2015 from 44% for the six-month period ended June 30, 2014.

We believe that direct operating expenses will continue to increase in absolute dollars during the remainder of 2015, primarily as a result of increased operating expenses associated with Pulpo since we acquired it in June 2014, and employee salary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.5 million for the three-month period ended June 30, 2015 from $8.9 million for the three-month period ended June 30, 2014, an increase of $1.6 million. Of the overall increase, $0.2 million was attributed to our television segment and was primarily attributable an increase in salary expense. Additionally, $0.8 million was attributed to our digital segment, resulting from our acquisition of Pulpo in June 2014. The remaining $0.6 million of the overall increase was attributed to our radio segment and was primarily attributable to increases in rent expense, salary expense and employee benefits costs. As a percentage of net revenue, selling, general and administrative expenses increased to 18% for the three-month period ended June 30, 2015 from 14% for the three-month period ended June 30, 2014.

Selling, general and administrative expenses increased to $21.0 million for the six-month period ended June 30, 2015 from $18.1 million for the six-month period ended June 30, 2014, an increase of $2.9 million. Of the overall increase, $0.3 million was attributed to our television segment and was primarily attributable an increase in salary expense. Additionally, $1.7 million was attributed to our digital segment, resulting from our acquisition of Pulpo in June 2014. The remaining $0.9 million of the overall increase was attributed to our radio segment and was primarily attributable to increases in rent expense, salary expense and employee benefits costs. As a percentage of net revenue, selling, general and administrative expenses increased to 18% for the six-month period ended June 30, 2015 from 16% for the six-month period ended June 30, 2014.

We believe that selling, general and administrative expenses will continue to increase in absolute dollars during the remainder of 2015, primarily as a result of increased operating expenses associated with Pulpo since we acquired it in June 2014, and employee salary increases.

Corporate Expenses. Corporate expenses decreased to $5.1 million for the three-month period ended June 30, 2015 from $5.3 million for the three-month period ended June 30, 2014, a decrease of $0.2 million. The decrease was primarily attributable to transaction costs associated with the acquisition of Pulpo in June 2014 that did not recur in 2015, partially offset by an increase in salary expense. As a percentage of net revenue, corporate expenses decreased to 8% for the three-month period ended June 30, 2015 from 9% for the three-month periods ended June 30, 2014.

Corporate expenses decreased to $10.0 million for the six-month period ended June 30, 2015 from $10.1 million for the six-month periods ended June 30, 2014. The decrease was primarily attributable to transaction costs associated with the acquisition of Pulpo in June 2014 that did not recur in 2015, partially offset by an increase in salary expense. As a percentage of net revenue, corporate expenses decreased to 8% for the six-month period ended June 30, 2015 from 9% for the six-month period ended June 30, 2014

We believe that corporate expenses will increase in absolute dollars during the remainder of 2015, primarily as a result of increased salary expense.

Depreciation and Amortization. Depreciation and amortization increased to $4.0 million for the three-month period ended June 30, 2015 from $3.5 million for the three-month period ended June 30, 2014, an increase of $0.5 million. The increase was primarily due to amortization related to intangibles associated with our acquisition of Pulpo in June 2014 and depreciation related to additions of property and equipment, partially offset by a decrease in depreciation as certain assets are now fully depreciated.

Depreciation and amortization increased to $7.9 million for the six-month period ended June 30, 2015 from $7.0 million for the six-month period ended June 30, 2014, an increase of $0.9 million. The increase was primarily due to amortization related to intangibles associated with our acquisition of Pulpo in June 2014 and depreciation related to additions of property and equipment, partially offset by a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $12.0 million for the three-month period ended June 30, 2015, compared to $18.1 million for the three-month period ended June 30, 2014, and $24.0 million for the six-month period ended June 30, 2015, compared to $28.9 million for the six-month period ended June 30, 2014.

Interest Expense. Interest expense decreased to $3.3 million for the three-month period ended June 30, 2015 from $3.5 million for the three-month period ended June 30, 2014, a decrease of $0.2 million. This decrease was primarily attributable to a $20.0 million prepayment to reduce the amount of loans outstanding under our Term Loan B Facility on December 30, 2014.

Interest expense decreased to $6.5 million for the six-month period ended June 30, 2015 from $6.9 million for the six-month period ended June 30, 2014, a decrease of $0.4 million. This decrease was primarily attributable to a $20.0 million prepayment to reduce the amount of loans outstanding under our Term Loan B Facility on December 30, 2014.

Income Tax Expense.  Income tax expense for the six-month period ended June 30, 2015 was $7.0 million, or 40% of our pre-tax income.  Income tax expense for the six-month period ended June 30, 2014 was $8.9 million, or 40% of our pre-tax income.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $36.4 million for the three-month period ended June 30, 2015 from $43.1 million for the three-month period ended June 30, 2014, a decrease of approximately $6.7 million. The decrease was primarily attributable to the absence of World Cup and significant political advertising revenue in 2015 compared to 2014, and a decrease in national advertising revenue, partially offset by increases in local advertising revenue and retransmission consent revenue. We generated a total of $7.2 million and $6.8 million in retransmission consent revenue for the three-month periods ended June 30, 2015 and 2014, respectively.

Net revenue in our television segment decreased to $75.9 million for the six-month period ended June 30, 2015 from $80.9 million for the six-month period ended June 30, 2014, a decrease of approximately $5.0 million. The decrease was primarily attributable to the absence of World Cup and significant political advertising revenue in 2015 compared to 2014, and decreases in local and national advertising revenue, partially offset by approximately $5.0 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator, and an increase in retransmission consent revenue. We generated a total of $13.6 million and $13.5 million in retransmission consent revenue for the six-month periods ended June 30, 2015 and 2014, respectively. We anticipate that retransmission consent revenue for the full year 2015 will be greater than it was for the full year 2014 and will continue to be a growing source of net revenues in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $14.8 million for the three-month period ended June 30, 2015 from $15.5 million for the three-month period ended June 30, 2014, a decrease of approximately $0.7 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in salary expense.

Direct operating expenses in our television segment decreased to $29.5 million for the six-month period ended June 30, 2015 from $29.9 million for the six-month period ended June 30, 2014, a decrease of approximately $0.4 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $4.9 million for the three-month period ended June 30, 2015 from $4.7 million for the three-month period ended June 30, 2014, an increase of $0.2 million. The increase was primarily attributable to an increase in salary expense.

Selling, general and administrative expenses in our television segment increased to $10.0 million for the six-month period ended June 30, 2015 from $9.7 million for the six-month period ended June 30, 2014, an increase of $0.3 million. The increase was primarily attributable to an increase in salary expense.

Radio

Net Revenue.  Net revenue in our radio segment increased to $19.6 million for the three-month period ended June 30, 2015 from $18.7 million for the three-month period ended June 30, 2014, an increase of $0.9 million. The increase was primarily attributable to increases in local and national advertising revenue, partially offset by the absence of World Cup revenue in 2015 compared to 2014.

Net revenue in our radio segment increased to $35.9 million for the six-month period ended June 30, 2015 from $33.6 million for the six-month period ended June 30, 2014, an increase of $2.3 million. The increase was primarily attributable to increases in local and national advertising revenue, partially offset by the absence of World Cup revenue in 2015 compared to 2014.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $10.7 million for the three-month period ended June 30, 2015 from $10.6 million for the three-month period ended June 30, 2014, an increase of $0.1 million. The increase was primarily attributable an increase in expenses associated with the increase in advertising revenue.

Direct operating expenses in our radio segment increased to $20.8 million for the six-month period ended June 30, 2015 from $20.5 million for the six-month period ended June 30, 2014, an increase of $0.3 million. The increase was primarily attributable to an increase in production and salary expenses, and an increase in expenses associated with the increase in advertising revenue

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $4.8 million for the three-month period ended June 30, 2015 from $4.2 million for the three-month period ended June 30, 2014, an increase of $0.6 million. The increase was primarily attributable to increases in rent expense, salary expense and employee benefits costs.

Selling, general and administrative expenses in our radio segment increased to $9.3 million for the six-month period ended June 30, 2015 from $8.4 million for the six-month period ended June 30, 2014, an increase of $0.9 million. The increase was primarily attributable to increases in rent expense, salary expense and employee benefits costs.

Digital

In regards to the discussion of our digital segment results below, because we created the digital segment in the third quarter of 2014, comparisons to the three- and six-month periods ended June 30, 2014 are not possible.

Net Revenue.  Net revenue in our digital segment was $3.9 million for the three-month period ended June 30, 2015. Pulpo’s business has historically focused on national sales; however we have begun integrating its services with our local sales teams and expect this to be a source of revenue growth for the digital segment in future periods.

Net revenue in our digital segment was $7.6 million for the six-month period ended June 30, 2015. Pulpo’s business has historically focused on national sales; however we have begun integrating its services with our local sales teams and expect this to be a source of revenue growth for the digital segment in future periods.

Cost of revenue.  Cost of revenue in our digital segment was $1.4 million for the three-month period ended June 30, 2015, and consists primarily of the costs of online media acquired from third-party publishers which are resold to customers.

Cost of revenue in our digital segment was $2.8 million for the six-month period ended June 30, 2015, and consists primarily of the costs of online media acquired from third-party publishers which are resold to customers.

Direct operating expenses. Direct operating expenses in our digital segment were $1.6 million for the three-month period ended June 30, 2015, and consist primarily of salary and commission expense for digital sales personnel and employees responsible for trafficking and delivering impressions on Pulpo’s network of publisher websites.

Direct operating expenses in our digital segment were $3.4 million for the six-month period ended June 30, 2015, and consist primarily of salary and commission expense for digital sales personnel and employees responsible for trafficking and delivering impressions on Pulpo’s network of publisher websites.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment were $0.8 million for the three-month period ended June 30, 2015, and consist primarily of management salaries, payroll taxes, rent, and insurance.

Selling, general and administrative expenses in our digital segment were $1.7 million for the six-month period ended June 30, 2015, and consist primarily of management salaries, payroll taxes, rent, and insurance.

Liquidity and Capital Resources

While we have a history of operating losses in some periods and operating income in other periods, we also have a history of generating significant positive cash flows from our operations. We had net income of approximately $27.1 million, $133.8 million, and $13.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. We had positive cash flow from operations of $54.4 million, $32.8 million and $40.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. We generated cash flow from operations of $33.9 million for the six-month period ended June 30, 2015 and we expect to have positive cash flow from operations for the 2015 year.  We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months and for the foreseeable future.

Interest expense in the second quarter of 2015 decreased by $0.2 million, or 6%, from the second quarter of 2014, due to a $20.0 million prepayment to reduce the amount of loans outstanding under our Term Loan B Facility on December 30, 2014.

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

Borrowings under the Term Loan A Facility were used on the Closing Date (together with cash on hand) to (a) repay in full all of our and our subsidiaries’ outstanding obligations under the then outstanding credit facility and to terminate the then outstanding credit facility, and (b) pay fees and expenses in connection the 2013 Credit Facility. As discussed in more detail below, on August 1, 2013, we drew on borrowings under our Term Loan B Facility to (a) repay in full all of the outstanding loans under the Term Loan A Facility and (b) redeem in full all of our then outstanding notes (the “Notes”). We intend to use any future borrowings under the Revolving Credit Facility to provide for working capital, capital expenditures and other general corporate purposes and from time to time fund a portion of any acquisitions in which we may engage, in each case subject to the terms and conditions set forth in the 2013 Credit Agreement.

The 2013 Credit Facility is guaranteed on a senior secured basis by the Credit Parties. The 2013 Credit Facility is secured on a first priority basis by our and the Credit Parties’ assets. Upon the redemption of the Notes, the security interests and guaranties of us and the Credit Parties under the indenture governing the Notes (the “Indenture”), and the Notes were terminated and released.

Our borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of June 30, 2015, our effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on the Term Loan B Maturity Date, which is May 31, 2020 and the Revolving Credit Facility expires on the Revolving Loan Maturity Date, which is May 31, 2018.

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

On December 30, 2014, we made a prepayment of $20.0 million to reduce the amount of loans outstanding under the Term Loan B Facility.

On December 31, 2013, we made a prepayment of $10.0 million to reduce the amount of loans outstanding under the Term Loan B Facility.

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

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be recognized directly to interest expenses in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended June 30, 2015 and 2014 was a loss of $0.0 million and $1.1 million, net of tax, respectively, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the six-month period ended June 30, 2015 and 2014 was a loss of $1.2 million and $1.8 million, net of tax, respectively, and was included in other comprehensive income (loss). As of June 30, 2015, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

We did not repurchase shares during the six-month period ended June 30, 2015. As of June 30, 2015, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08, for an aggregate purchase price of approximately $12.5 million since the beginning of this program.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $33.7 million for the six-month period ended June 30, 2015 from $37.1 million for the six-month period ended June 30, 2014, a decrease of $3.4 million, or 9%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 28% for the six-month period ended June 30, 2015 from 32% for the six-month period ended June 30, 2014.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of June 30): 2015, 4.2 to 1; 2014, 4.5 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow provided by operating activities was $33.9 million for the six-month period ended June 30, 2015, compared to net cash flow provided by operating activities of $19.7 million for the six-month period ended June 30, 2014. We had net income of $10.5 million for the six-month period ended June 30, 2015, which was partially offset by non-cash items, including depreciation and amortization expense of $7.9 million. We had net income of $13.1 million for the six-month period ended June 30, 2014, which was partially offset by non-cash items, including depreciation and amortization expense of $7.0 million. We expect to have positive cash flow from operating activities for the 2015 year.

Net cash flow used in investing activities was $8.6 million for the six-month period ended June 30, 2015, compared to net cash flow used in investing activities of $19.1 million for the six-month period ended June 30, 2014. During the six-month period ended June 30, 2015, we spent $8.6 million on net capital expenditures. During the six-month period ended June 30, 2014, we spent $15.0 million to purchase Pulpo, and $4.1 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $14.0 million for the full year 2015. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $5.7 million for the six-month period ended June 30, 2015, compared to net cash flow used in financing activities of $4.6 million for the six-month period ended June 30, 2014. During the six-month period ended June 30, 2015, we made dividend payments of $4.4 million, a contingent consideration payment of $1.0 million, debt payments of $1.8 million, and received proceeds of $1.6 million related to the issuance of common stock upon the exercise of stock options. During the six-month period ended June 30, 2014, we made dividend payments of $4.5 million, debt payments of $1.9 million, and received proceeds of $1.7 million related to the issuance of common stock upon the exercise of stock options.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B Facility. Under our 2013 Credit Facility, within two years from its commencement, we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, for at least half of the principal balance, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

Interest Rates

As of June 30, 2015, we had $338.4 million of variable rate bank debt outstanding under our 2013 Credit Facility.  The debt bears interest at LIBOR plus a margin of 2.5%.  The LIBOR rate is subject to a 1.0% floor, effectively resulting in an effective interest rate of 3.5% at June 30, 2015. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin.  If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. Hypothetically, if LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2015 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $1.0 million based on the outstanding balance of our term loan as of June 30, 2015.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended June 30, 2015 and 2014 was a loss of $0.0 million and $1.1 million, net of tax, respectively, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the six-month period ended June 30, 2015 and 2014 was a loss of $1.2 million and $1.8 million, net of tax, respectively, and was included in other comprehensive income (loss). As of June 30, 2015, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

ITEM 4.	CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

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

There have not been any changes in our internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows: on June 18, 2014, we completed the acquisition of 100% of the common stock of Pulpo. Management’s most recent assessment of internal control over financial reporting as of December 31, 2014, did not include the internal controls related to this acquisition. We have now integrated policies, processes, personnel, technology and operations in relation to Pulpo. Management will include Pulpo as a part of management’s next assessment of internal control over financial reporting as of December 31, 2015. The Pulpo acquisition is more fully described in Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this report.

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

There were no stock repurchases for the three-month period ended June 30, 2015.

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

Date: August 7, 2015

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