Form 10-Q
period 2015-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2015-11-06
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Yes  ☐     No  ☒

As of November 2, 2015, there were 63,855,046 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014	3
	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014	4
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014	6
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4.	CONTROLS AND PROCEDURES	31
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	32
ITEM 1A.	RISK FACTORS	32
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	32
ITEM 4.	MINE SAFETY DISCLOSURES	32
ITEM 5.	OTHER INFORMATION	32
ITEM 6.	EXHIBITS	33

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$58,008	$31,260
Trade receivables, net of allowance for doubtful accounts of $3,049 and $3,100 (including related parties of $7,376 and $10,882)	64,802	64,956
Deferred income taxes	5,900	5,900
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,273	5,295
Total current assets	134,983	107,411
Property and equipment, net of accumulated depreciation of $196,797 and $193,532	59,012	56,784
Intangible assets subject to amortization, net of accumulated amortization of $77,349 and $74,697 (including related parties of $14,498 and $16,239)	17,541	20,193
Intangible assets not subject to amortization	220,701	220,701
Goodwill	50,081	50,081
Deferred income taxes	55,319	66,558
Other assets	5,421	6,039
Total assets	$543,058	$527,767

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$3,750
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,903 and $3,695)	28,898	32,195
Total current liabilities	32,766	36,063
Long-term debt, less current maturities	333,750	336,563
Other long-term liabilities	15,581	9,583
Total liabilities	382,097	382,209

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2015 63,840,046; 2014 58,893,970	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2015 14,927,613; 2014 18,930,035	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2015 and 2014 9,352,729	1	1
Additional paid-in capital	910,068	912,161
Accumulated deficit	(744,656)	(764,474)
Accumulated other comprehensive income (loss)	(4,460)	(2,138)
Total stockholders' equity	160,961	145,558
Total liabilities and stockholders' equity	$543,058	$527,767

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net revenue	$69,261	$62,274	$188,702	$176,776

Expenses:
Cost of revenue - digital media	1,881	1,489	4,633	1,489
Direct operating expenses (including related parties of $2,369, $2,588, $6,791 and $7,824) (including non-cash stock-based compensation of $274, $278, $980 and $495)	27,624	26,307	81,353	76,732
Selling, general and administrative expenses	11,180	9,637	32,165	27,720
Corporate expenses (including non-cash stock-based compensation of $603, $611, $1,704 and $1,697)	5,535	4,899	15,578	14,996
Depreciation and amortization (includes direct operating of $2,618, $2,585, $7,736 and $7,471 selling, general and administrative of $1,041, $1,020, $3,146 and $2,789 and corporate of $371, $180, $1,068 and $543) (including related parties of $580, $580, $1,741 and $1,740)	4,030	3,785	11,950	10,803
	50,250	46,117	145,679	131,740
Operating income (loss)	19,011	16,157	43,023	45,036
Interest expense	(3,286)	(3,501)	(9,769)	(10,408)
Interest income	12	12	31	37
Income (loss) before income taxes	15,737	12,668	33,285	34,665
Income tax (expense) benefit	(6,444)	(4,611)	(13,467)	(13,485)
Net income (loss)	$9,293	$8,057	$19,818	$21,180

Basic and diluted earnings per share:
Net income (loss) per share, basic	$0.11	$0.09	$0.23	$0.24
Net income (loss) per share, diluted	$0.10	$0.09	$0.22	$0.23

Cash dividends declared per common share	$0.03	$0.03	$0.08	$0.08

Weighted average common shares outstanding, basic	88,090,143	89,179,192	87,820,029	89,048,459
Weighted average common shares outstanding, diluted	90,423,333	91,239,798	90,202,389	91,130,613

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$9,293	$8,057	$19,818	$21,180
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements	(1,126)	474	(2,322)	(1,296)
Total other comprehensive income (loss)	(1,126)	474	(2,322)	(1,296)
Comprehensive income (loss)	$8,167	$8,531	$17,496	$19,884

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$19,818	$21,180
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,950	10,803
Deferred income taxes	12,764	12,771
Amortization of debt issue costs	595	611
Amortization of syndication contracts	262	354
Payments on syndication contracts	(377)	(441)
Non-cash stock-based compensation	2,684	2,192
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,845	(5,523)
(Increase) decrease in prepaid expenses and other assets	(1,078)	(2,168)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,579)	(5,670)
Net cash provided by (used in) operating activities	46,884	34,109
Cash flows from investing activities:
Purchases of property and equipment and intangibles	(11,546)	(6,390)
Purchases of a business, net of cash acquired	-	(15,048)
Net cash provided by (used in) investing activities	(11,546)	(21,438)
Cash flows from financing activities:
Proceeds from stock option exercises	1,814	1,817
Payments on long-term debt	(2,813)	(1,875)
Dividends paid	(6,591)	(6,687)
Repurchase of Class A common stock	-	(3,482)
Payment of contingent consideration	(1,000)	-
Net cash provided by (used in) financing activities	(8,590)	(10,227)
Net increase (decrease) in cash and cash equivalents	26,748	2,444
Cash and cash equivalents:
Beginning	31,260	43,822
Ending	$58,008	$46,266

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$9,173	$11,977
Income taxes	$703	$714

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising on the Company’s Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2015 and 2014, the amount the Company paid Univision in this capacity was $2.4 million and $2.6 million, respectively. During the nine-month periods ended September 30, 2015 and 2014, the amount the Company paid Univision in this capacity was $6.8 million and $7.8 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which give the Company the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and the Company have extended through November 30, 2015. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of September 30, 2015, the amount due to the Company from Univision was $7.4 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.9 million for each of the three-month periods ended September 30, 2015 and 2014. Stock-based compensation expense related to grants of stock options and restricted stock units was $2.7 million and $2.2 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Nine-Month Period Ended September 30, 2015
Fair value of options granted	$4.10
Expected volatility	84%
Risk-free interest rate	1.6%
Expected lives	6.0 years
Dividend rate	1.6%

As of September 30, 2015, there was approximately $1.1 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Nine-Month Period
	Ended September 30, 2015
	Number Granted	Weighted-Average Fair Value
Restricted stock units	62	$6.76

As of September 30, 2015, there was approximately $1.7 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.4 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Basic earnings per share:
Numerator:
Net income (loss)	$9,293	$8,057	$19,818	$21,180

Denominator:
Weighted average common shares outstanding	88,090,143	89,179,192	87,820,029	89,048,459

Per share:
Net income (loss) per share	$0.11	$0.09	$0.23	$0.24

Diluted earnings per share:
Numerator:
Net income (loss)	$9,293	$8,057	$19,818	$21,180

Denominator:
Weighted average common shares outstanding	88,090,143	89,179,192	87,820,029	89,048,459
Dilutive securities:
Stock options and restricted stock units	2,333,190	2,060,606	2,382,360	2,082,154
Diluted shares outstanding	90,423,333	91,239,798	90,202,389	91,130,613

Per share:
Net income (loss) per share	$0.10	$0.09	$0.22	$0.23

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three- and nine-month periods ended September 30, 2015, a total of 10,211 and 50,806 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the three- and nine-month periods ended September 30, 2014, a total of 1,274,750 and 1,336,750 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Treasury Stock

On August 18, 2014, the Board of Directors approved a share repurchase program of up to $10.0 million of the Company’s outstanding Class A common stock. On November 25, 2014, the Board of Directors approved an extension of the share repurchase program with a repurchase authorization of up to an additional $10.0 million of the Company’s outstanding Class A common stock, for a total repurchase authorization of up to $20.0 million. Under the share repurchase program the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets.

The Company did not repurchase any shares of Class A common stock during the nine-month period ended September 30, 2015. As of September 30, 2015, the Company repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08 since the beginning of this program, for an aggregate purchase price of approximately $12.5 million. All repurchased shares were retired as of December 31, 2014.

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

The Company’s borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of September 30, 2015, the Company’s effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

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

The carrying amount and estimated fair value of the Term Loan B Facility as of September 30, 2015 were both $337.5 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

Derivative Instruments

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended September 30, 2015 and 2014 was a loss of $1.1 million and a gain of $0.5 million, net of tax, respectively, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the nine-month periods ended

September 30, 2015 and 2014 was a loss of $2.3 million and $1.3 million, net of tax, respectively, and was included in other comprehensive income (loss). As of September 30, 2015, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of September 30, 2015 was $7.2 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	September 30, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$7.2	$—	$7.2	$—
Contingent Consideration	$0.1	$—	$—	$0.1

	December 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$3.4	$—	$3.4	$—
Contingent Consideration	$1.3	$—	$—	$1.3

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the nine-month periods ended September 30, 2015 and 2014 (in millions):

	2015	2014
Accumulated other comprehensive income (loss) as of January 1,	$(2.1)	$0.2
Other comprehensive income (loss)	(3.8)	(2.1)
Income tax benefit (expense)	1.5	0.8
Other comprehensive income (loss), net of tax	(2.3)	(1.3)
Accumulated other comprehensive income (loss) as of September 30,	$(4.4)	$(1.1)

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

3. SEGMENT INFORMATION

As of September 30, 2015, the Company operates in three reportable segments, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting, and digital media. Through June 30, 2014, the Company operated in two reportable segments, television broadcasting and radio broadcasting.  On June 18, 2014, the Company acquired Pulpo Media Inc. (“Pulpo”), a leading provider of digital advertising services and solutions focused on reaching Hispanic audiences in the U.S. and Latin America.  Beginning with the third quarter of 2014, the Company created a new operating segment, digital media, which consists of the operations of Pulpo.  The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business. The Company believes that this information regarding the digital media segment is useful to readers of our financial statements.  The digital media segment was not significant to our operations prior to the acquisition of Pulpo, and therefore the segment information for same period of the prior year has not been restated.

Included in the television segment net revenue for the three- and nine-month periods ended September 30, 2015, is approximately $5.5 million and $10.5 million, respectively, of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2015 and 2014. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2015	2014	Change	2015	2014	Change
Net revenue
Television	$43,393	$41,301	5%	$119,292	$122,193	(2)%
Radio	20,855	18,081	15%	56,785	51,691	10%
Digital	5,013	2,892	73%	12,625	2,892	337%
Consolidated	69,261	62,274	11%	188,702	176,776	7%

Cost of revenue - digital media	1,881	1,489	26%	4,633	1,489	211%

Direct operating expenses
Television	15,159	15,171	(0)%	44,658	45,075	(1)%
Radio	11,027	10,131	9%	31,865	30,652	4%
Digital	1,438	1,005	43%	4,830	1,005	381%
Consolidated	27,624	26,307	5%	81,353	76,732	6%

Selling, general and administrative expenses
Television	5,286	4,952	7%	15,270	14,685	4%
Radio	4,838	4,150	17%	14,132	12,500	13%
Digital	1,056	535	97%	2,763	535	416%
Consolidated	11,180	9,637	16%	32,165	27,720	16%

Depreciation and amortization
Television	2,964	2,621	13%	8,589	8,007	7%
Radio	767	868	(12)%	2,465	2,500	(1)%
Digital	299	296	1%	896	296	203%
Consolidated	4,030	3,785	6%	11,950	10,803	11%

Segment operating profit (loss)
Television	19,984	18,557	8%	50,775	54,426	(7)%
Radio	4,223	2,932	44%	8,323	6,039	38%
Digital	339	(433)	NM	(497)	(433)	15%
Consolidated	24,546	21,056	17%	58,601	60,032	(2)%

Corporate expenses	5,535	4,899	13%	15,578	14,996	4%
Operating income (loss)	19,011	16,157	18%	43,023	45,036	(4)%

Interest expense	(3,286)	(3,501)	(6)%	(9,769)	(10,408)	(6)%
Interest income	12	12	(—)%	31	37	(16)%
Income (loss) before income taxes	$15,737	$12,668	24%	$33,285	$34,665	(4)%

Capital expenditures
Television	$294	$1,351		$6,653	$3,925
Radio	1,341	1,029		4,616	2,779
Digital	159	15		259	20
Consolidated	$1,794	$2,395		$11,528	$6,724

				September 30,	December 31,
Total assets				2015	2014
Television				$386,959	$380,775
Radio				133,077	124,050
Digital				23,022	22,942
Consolidated				$543,058	$527,767

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

5. ACQUISITION

On June 18, 2014, the Company completed the acquisition of 100% of the common stock of Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Latin America. The Company acquired Pulpo in order to acquire an additional digital media platform that the Company believes will enhance its offerings to the U.S. Hispanic market. The transaction was funded from the Company’s cash on hand, for an aggregate cash consideration of $15.0 million, net of cash acquired of $0.7 million, and contingent consideration with a fair value of $1.4 million as of the acquisition date. The fair value of the contingent consideration recognized on the acquisition date was estimated by applying the real options approach.

The following is a summary of the purchase price allocation for the Company’s acquisition of Pulpo (in millions):

Accounts receivable	$1.6
Prepaids and other assets	0.1
Property and equipment	0.5
Intangible assets subject to amortization	3.4
Goodwill	14.1
Current liabilities	(1.8)
Deferred income taxes	(1.5)

The acquisition of Pulpo includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Pulpo if certain annual performance benchmarks are achieved over a three-year period. Any such additional consideration is payable 90 days after each fiscal year end beginning December 31, 2014. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the three-year period is between $0 and $3.0 million. As of December 31, 2014, the Company determined that Pulpo is less likely to earn the full amount of the contingent consideration for the years 2015 and 2016. Therefore, the Company adjusted the fair value of the contingent consideration in the fourth quarter of 2014 to $1.3 million. Performance targets were achieved for the year ended December 31, 2014, and, accordingly, a payment of $1.0 million was made to the sellers in the first quarter of 2015. In the second quarter of 2015, the Company determined that Pulpo was not likely to earn any amount of the contingent consideration for the fiscal year 2015. Therefore, the Company adjusted the fair value of the contingent consideration in the second quarter of 2015 to $0.1 million.

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

Overview

We are a diversified media company utilizing a combination of television, radio, and digital media operations to reach Hispanic audiences and consumers primarily throughout the United States, as well as the border markets of Mexico. We believe that we are the largest independent public media company focused principally on the U.S. Hispanic audience.

We operate in three reportable segments, television broadcasting, radio broadcasting and digital media. Through June 30, 2014, we operated in two reportable segments, television broadcasting and radio broadcasting.  On June 18, 2014, we acquired Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Latin America.  Beginning with the third quarter of 2014, we separated the results of Pulpo into a new operating segment, digital media.  We believe that this information regarding our digital media segment is useful to readers of our financial statements. Our net revenue for the three-month period ended September 30, 2015, was $69.3 million. Of that amount, revenue generated by our television segment accounted for approximately 63%, revenue generated by our radio segment accounted for approximately 30%, and revenue generated by our digital segment accounted for approximately 7%, of total revenue for the period.

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

Additionally, we generate revenue from the provision and sale of online marketing services to our clients.

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

Highlights

During the third quarter of 2015, we achieved revenue growth despite challenging comparisons to the third quarter of 2014, when we benefited from World Cup, which was absent in the third quarter of 2015, and significant political advertising revenue, which was not material in the third quarter of 2015. Net revenue increased to $69.3 million, an increase of $7.0 million, or 11%, from the third quarter of 2014. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment increased to $43.4 million in the third quarter of 2015 from $41.3 million in the third quarter of 2014. This increase of approximately $2.1 million, or 5%, in net revenue was primarily due to approximately $5.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator, an increase in national advertising revenue, and an increase in retransmission consent revenue. This increase was partially offset by decreases due to the absence of World Cup and significant political advertising revenue in 2015 compared to 2014, and a decrease in local advertising revenue. We generated a total of $7.1 million of retransmission consent revenue in the third quarter of 2015. We anticipate that retransmission consent revenue for the full year 2015 will be greater than it was for the full year 2014 and will continue to be a growing source of net revenue in future periods.

Net revenue in our radio segment increased to $20.9 million in the third quarter of 2015 from $18.1 million in the third quarter of 2014. This increase of $2.8 million, or 15%, in net revenue was primarily attributable to increases in local and national advertising revenue, partially offset by decreases due to the absence of World Cup and significant political advertising revenue in 2015 compared to 2014.

Net revenue in our digital media segment increased to $5.0 million in the third quarter of 2015 from $2.9 million in the third quarter of 2014. This increase of $2.1 million, or 73%, in net revenue was primarily attributable to an increase in local revenue.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2015 and 2014, the amount we paid Univision in this capacity was $2.4 million and $2.6 million, respectively. During the nine-month periods ended September 30, 2015 and 2014, the amount we paid Univision in this capacity was $6.8 million and $7.8 million, respectively

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through November 30, 2015. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. As of September 30, 2015, the amount due to us from Univision was $7.4 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals.

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

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our

Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 6, 2015. There have been no material changes to any of our critical accounting policies during the nine-month period ended September 30, 2015, except as follows:

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

Three- and Nine-Month Periods Ended September 30, 2015 and 2014

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2015 and 2014 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2015	2014	Change	2015	2014	Change
Statements of Operations Data: (1)
Net revenue	$69,261	$62,274	11%	$188,702	$176,776	7%
Cost of revenue - digital media	1,881	1,489	26%	4,633	1,489	211%
Direct operating expenses	27,624	26,307	5%	81,353	76,732	6%
Selling, general and administrative expenses	11,180	9,637	16%	32,165	27,720	16%
Corporate expenses	5,535	4,899	13%	15,578	14,996	4%
Depreciation and amortization	4,030	3,785	6%	11,950	10,803	11%
	50,250	46,117	9%	145,679	131,740	11%
Operating income (loss)	19,011	16,157	18%	43,023	45,036	(4)%
Interest expense	(3,286)	(3,501)	(6)%	(9,769)	(10,408)	(6)%
Interest income	12	12	0%	31	37	(16)%
Income (loss) before income taxes	15,737	12,668	24%	33,285	34,665	(4)%
Income tax (expense) benefit	(6,444)	(4,611)	40%	(13,467)	(13,485)	(0)%
Net income (loss)	$9,293	$8,057	15%	$19,818	$21,180	(6)%

Other Data:
Capital expenditures	1,794	2,395		11,528	6,724
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (2)				57,542	57,944
Net cash provided by (used in) operating activities				46,884	34,109
Net cash provided by (used in) investing activities				(11,546)	(21,438)
Net cash provided by (used in) financing activities				(8,590)	(10,227)

(1)	Certain amounts in our prior period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation.
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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of September 30): 2015, 4.0 to 1; 2014, 4.4 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Nine-Month Period
	Ended September 30,
	2015	2014

Consolidated adjusted EBITDA (1)	$57,542	$57,944
Interest expense	(9,769)	(10,408)
Interest income	31	37
Income tax (expense) benefit	(13,467)	(13,485)
Amortization of syndication contracts	(262)	(354)
Payments on syndication contracts	377	441
Non-cash stock-based compensation included in direct operating expenses	(980)	(495)
Non-cash stock-based compensation included in corporate expenses	(1,704)	(1,697)
Depreciation and amortization	(11,950)	(10,803)
Net income (loss)	19,818	21,180
Depreciation and amortization	11,950	10,803
Deferred income taxes	12,764	12,771
Amortization of debt issue costs	595	611
Amortization of syndication contracts	262	354
Payments on syndication contracts	(377)	(441)
Non-cash stock-based compensation	2,684	2,192
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,845	(5,523)
(Increase) decrease in prepaid expenses and other assets	(1,078)	(2,168)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,579)	(5,670)
Cash flows from operating activities	$46,884	$34,109

Consolidated Operations

Net Revenue. Net revenue increased to $69.3 million for the three-month period ended September 30, 2015 from $62.3 million for the three-month period ended September 30, 2014, an increase of $7.0 million. Of the overall increase, approximately $2.1 million was attributed to our television segment and was primarily attributable to approximately $5.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator, an increase in national advertising revenue, and an increase in retransmission consent revenue. This increase was partially offset by decreases due to the absence of World Cup and significant political advertising revenue in 2015 compared to 2014, and a decrease in local advertising revenue. Additionally, $2.8 million of the overall increase was attributed to our radio segment and was primarily attributable to increases in local and national advertising revenue, partially offset by the absence of World Cup and significant political advertising revenue in 2015 compared to 2014. The remaining $2.1 million of the overall increase was attributed to our digital segment, and was primarily attributable to an increase in local revenue.

Net revenue increased to $188.7 million for the nine-month period ended September 30, 2015 from $176.8 million for the nine-month period ended September 30, 2014, an increase of $11.9 million. Of the overall increase, approximately $5.1 million was attributed to our radio segment and was primarily attributable to increases in local and national advertising revenue, partially offset by the absence of World Cup and significant political advertising revenue in 2015 compared to 2014. Additionally, $9.7 million of the overall increase was attributed to our digital segment, resulting from our acquisition of Pulpo in June 2014 and which did not contribute to results in the full comparable period in 2014. These increases were partially offset by a decrease of $2.9 million that was attributed to our television segment and was primarily attributable to the absence of World Cup and significant political advertising revenue in 2015 compared to 2014, and decreases in local and national advertising revenue, partially offset by approximately $10.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator, and an increase in retransmission consent revenue.

We currently anticipate that for the full year 2015, net revenue will increase from digital media and retransmission consent revenue, whereas net revenue will decrease from the absence of World Cup and significant political advertising revenue in 2015 compared to 2014.

Cost of revenue. Cost of revenue increased to $1.9 million for the three-month period ended September 30, 2015 from $1.5 million for the three-month period ended September 30, 2014, an increase of $0.4 million, due to increased online media costs associated with the increase in net revenue of our digital segment.

Cost of revenue was $4.6 million for the nine-month period ended September 30, 2015 compared to $1.5 million for the nine-month period ended September 30, 2014, resulting from our acquisition of Pulpo in June 2014 and which did not contribute to results in the full comparable period in 2014.

Direct Operating Expenses. Direct operating expenses increased to $27.6 million for the three-month period ended September 30, 2015 from $26.3 million for the three-month period ended September 30, 2014, an increase of $1.3 million. Of the overall increase, $0.9 million was attributed to our radio segment, and was primarily attributable to expenses associated with the increase in advertising revenue, an increase in production and salary expenses, and expenses for our radio network upfront. Additionally, $0.4 million of the overall increase was attributed to our digital segment, and was primarily attributable to an increase in salary expense. Direct operating expenses were constant for the three-month period ended September 30, 2015 in our television segment. As a percentage of net revenue, direct operating expenses decreased to 40% for the three-month period ended September 30, 2015 from 42% for the three-month period ended September 30, 2014.

Direct operating expenses increased to $81.4 million for the nine-month period ended September 30, 2015 from $76.7 million for the nine-month period ended September 30, 2014, an increase of $4.7 million. Of the overall increase, $3.8 million was attributed to our digital segment, resulting from our acquisition of Pulpo in June 2014 and which did not contribute to results in the full comparable period in 2014. Additionally, $1.2 million of the overall increase was attributed to our radio segment and was primarily attributable expenses associated with the increase in advertising revenue, an increase in production and salary expenses, and expenses for our radio network upfront. This increase was partially offset by a decrease of approximately $0.4 million in our television segment that was primarily attributable to expenses associated with the decrease in advertising revenue, partially offset by an increase in salary expense. As a percentage of net revenue, direct operating expenses remained constant at 43% for the nine-month periods ended September 30, 2015 and 2014.

We believe that direct operating expenses will continue to increase in absolute dollars during the remainder of 2015, primarily as a result of increased operating expenses associated with Pulpo since we acquired it in June 2014, and employee salary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11.2 million for the three-month period ended September 30, 2015 from $9.6 million for the three-month period ended September 30, 2014, an increase of $1.6 million. Of the overall increase, $0.3 million was attributed to our television segment and was primarily attributable an increase in salary expense. Additionally, approximately $0.7 million was attributed to our radio segment and was primarily attributable to increases in rent expense, salary expense, and promotional expenses, including event expenses associated with our annual Reventon concert in Los Angeles. The remaining $0.6 million of the overall increase was attributed to our digital segment, and was primarily attributable to an increase in salary expense and payroll taxes associated with the increase in salary expense. As a percentage of net revenue, selling, general and administrative expenses increased to 16% for the three-month period ended September 30, 2015 from 15% for the three-month period ended September 30, 2014.

Selling, general and administrative expenses increased to $32.2 million for the nine-month period ended September 30, 2015 from $27.7 million for the nine-month period ended September 30, 2014, an increase of $4.5 million. Of the overall increase, $0.6 million was attributed to our television segment and was primarily attributable an increase in salary expense. Additionally, $1.6 million was attributed to our radio segment and was primarily attributable to increases in rent expense, salary expense, and promotional expenses, including event expenses associated with our annual Reventon concert in Los Angeles. The remaining $2.3 million of the overall increase was attributed to our digital segment, resulting from our acquisition of Pulpo in June 2014, which did not contribute to results in the full comparable period in 2014. As a percentage of net revenue, selling, general and administrative expenses increased to 17% for the nine-month period ended September 30, 2015 from 16% for the nine-month period ended September 30, 2014.

We believe that selling, general and administrative expenses will continue to increase in absolute dollars during the remainder of 2015, primarily as a result of increased operating expenses associated with Pulpo since we acquired it in June 2014, and employee salary increases.

Corporate Expenses. Corporate expenses increased to $5.5 million for the three-month period ended September 30, 2015 from $4.9 million for the three-month period ended September 30, 2014, an increase of $0.6 million. The increase was primarily attributable to an increase in salary expense and legal expense. As a percentage of net revenue, corporate expenses remained constant at 8% for the three-month periods ended September 30, 2015 and 2014.

Corporate expenses increased to $15.6 million for the nine-month period ended September 30, 2015 from $15.0 million for the nine-month periods ended September 30, 2014, an increase of $0.6 million. The increase was primarily attributable to an increase in salary expense and legal expense, partially offset by transaction costs associated with the acquisition of Pulpo in June 2014 that did not recur in 2015. As a percentage of net revenue, corporate expenses remained constant at 8% for the nine-month periods ended September 30, 2015 and 2014.

We believe that corporate expenses will increase in absolute dollars during the remainder of 2015, primarily as a result of increased salary expense.

Depreciation and Amortization. Depreciation and amortization increased to $4.0 million for the three-month period ended September 30, 2015 from $3.8 million for the three-month period ended September 30, 2014, an increase of $0.2 million. The increase was primarily due to depreciation related to additions of property and equipment, partially offset by a decrease in depreciation as certain assets are now fully depreciated.

Depreciation and amortization increased to $11.9 million for the nine-month period ended September 30, 2015 from $10.8 million for the nine-month period ended September 30, 2014, an increase of $1.1 million. The increase was primarily due to amortization related to intangibles associated with our acquisition of Pulpo in June 2014 and depreciation related to additions of property and equipment, partially offset by a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $19.0 million for the three-month period ended September 30, 2015, compared to $16.2 million for the three-month period ended September 30, 2014, and $43.0 million for the nine-month period ended September 30, 2015, compared to $45.0 million for the nine-month period ended September 30, 2014.

Interest Expense. Interest expense decreased to $3.3 million for the three-month period ended September 30, 2015 from $3.5 million for the three-month period ended September 30, 2014, a decrease of $0.2 million. This decrease was primarily attributable to a $20.0 million prepayment to reduce the amount of loans outstanding under our Term Loan B Facility on December 30, 2014.

Interest expense decreased to $9.8 million for the nine-month period ended September 30, 2015 from $10.4 million for the nine-month period ended September 30, 2014, a decrease of $0.6 million. This decrease was primarily attributable to a $20.0 million prepayment to reduce the amount of loans outstanding under our Term Loan B Facility on December 30, 2014.

Income Tax Expense.  Income tax expense for the nine-month period ended September 30, 2015 was $13.5 million, or 40% of our pre-tax income.  Income tax expense for the nine-month period ended September 30, 2014 was $13.5 million, or 39% of our pre-tax income.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $43.4 million for the three-month period ended September 30, 2015 from $41.3 million for the three-month period ended September 30, 2014, an increase of approximately $2.1 million. The increase was primarily attributable to approximately $5.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator, an increase in national advertising revenue, and an increase in retransmission consent revenue, partially offset by the absence of World Cup and significant political advertising revenue in 2015 compared to 2014, and a decrease in local advertising revenue. We generated a total of $7.1 million and $6.6 million in retransmission consent revenue for the three-month periods ended September 30, 2015 and 2014, respectively.

Net revenue in our television segment decreased to $119.3 million for the nine-month period ended September 30, 2015 from $122.2 million for the nine-month period ended September 30, 2014, a decrease of approximately $2.9 million. The decrease was primarily attributable to the absence of World Cup and significant political advertising revenue in 2015 compared to 2014, and decreases in local and national advertising revenue, partially offset by approximately $10.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator, and an increase in retransmission consent revenue. We generated a total of $20.7 million and $20.1 million in retransmission consent revenue for the nine-month periods ended September 30, 2015 and 2014, respectively. We anticipate that retransmission consent revenue for the full year 2015 will be greater than it was for the full year 2014 and will continue to be a growing source of net revenues in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment remained constant at $15.2 million for the three-month periods ended September 30, 2015 and 2014.

Direct operating expenses in our television segment decreased to $44.7 million for the nine-month period ended September 30, 2015 from $45.1 million for the nine-month period ended September 30, 2014, a decrease of approximately $0.4 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.3 million for the three-month period ended September 30, 2015 from $5.0 million for the three-month period ended September 30, 2014, an increase of $0.3 million. The increase was primarily attributable to an increase in salary expense.

Selling, general and administrative expenses in our television segment increased to $15.3 million for the nine-month period ended September 30, 2015 from $14.7 million for the nine-month period ended September 30, 2014, an increase of $0.6 million. The increase was primarily attributable to an increase in salary expense.

Radio

Net Revenue.  Net revenue in our radio segment increased to $20.9 million for the three-month period ended September 30, 2015 from $18.1 million for the three-month period ended September 30, 2014, an increase of $2.8 million. The increase was primarily attributable to increases in local and national advertising revenue, partially offset by the absence of World Cup and significant political advertising revenue in 2015 compared to 2014.

Net revenue in our radio segment increased to $56.8 million for the nine-month period ended September 30, 2015 from $51.7 million for the nine-month period ended September 30, 2014, an increase of $5.1 million. The increase was primarily attributable to increases in local and national advertising revenue, partially offset by the absence of World Cup and significant political advertising revenue in 2015 compared to 2014.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $11.0 million for the three-month period ended September 30, 2015 from $10.1 million for the three-month period ended September 30, 2014, an increase of $0.9 million. The increase was primarily attributable an increase in production and salary expenses, an increase in expenses associated with the increase in advertising revenue, and expenses for our radio network upfront.

Direct operating expenses in our radio segment increased to $31.9 million for the nine-month period ended September 30, 2015 from $30.7 million for the nine-month period ended September 30, 2014, an increase of $1.2 million. The increase was primarily attributable to an increase in production and salary expenses, an increase in expenses associated with the increase in advertising revenue, and expenses for our radio network upfront.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $4.8 million for the three-month period ended September 30, 2015 from $4.2 million for the three-month period ended September 30, 2014, an increase of $0.6 million. The increase was primarily attributable to increases in rent expense, salary expense, and promotional expenses, including event expenses associated with our annual Reventon concert in Los Angeles.

Selling, general and administrative expenses in our radio segment increased to $14.1 million for the nine-month period ended September 30, 2015 from $12.5 million for the nine-month period ended September 30, 2014, an increase of $1.6 million. The increase was primarily attributable to increases in rent expense, salary expense, and promotional expenses, including event expenses associated with our annual Reventon concert in Los Angeles.

Digital

In regards to the discussion of our digital segment results below, because we created the digital segment in the third quarter of 2014, comparisons to the nine-month period ended September 30, 2014 are not possible.

Net Revenue.  Net revenue in our digital segment increased to $5.0 million for the three-month period ended September 30, 2015 from $2.9 million for the three-month period ended September 30, 2014, an increase of $2.1 million. The increase was primarily attributable to an increase in local revenue. Pulpo’s business has historically focused on national sales; however, we have integrated its services with our local sales teams and expect this to be a source of revenue growth for the digital segment in future periods.

Cost of revenue.  Cost of revenue in our digital segment increased to $1.9 million for the three-month period ended September 30, 2015 from $1.5 million for the three-month period ended September 30, 2014, an increase of $0.4 million. The increase was primarily attributable to increased online media costs associated with the increase in net revenue.

Direct operating expenses. Direct operating expenses in our digital segment increased to $1.4 million for the three-month period ended September 30, 2015 from $1.0 million for the three-month period ended September 30, 2014, an increase of $0.4 million. The increase was primarily attributable to an increase in salary expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $1.1 million for the three-month period ended September 30, 2015 from $0.5 million for the three-month period ended September 30, 2014, an increase of $0.6 million. The increase was primarily attributable to an increase in salary expense and payroll taxes associated with the increase in salary expense.

Liquidity and Capital Resources

We had net income of approximately $27.1 million, $133.8 million, and $13.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. We had positive cash flow from operations of $54.4 million, $32.8 million and $40.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. We generated cash flow from operations of $46.9 million for the nine-month period ended September 30, 2015 and we expect to have positive cash flow from operations for the 2015 year. Capital expenditures increased to $11.5 million for the nine-month period ended September 30, 2015 from $6.4 million for the nine-month period ended September 30, 2014, primarily due to tenant improvements at our radio network facility, and expenditures associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months and for the foreseeable future.

Interest expense in the third quarter of 2015 decreased by $0.2 million, or 6%, from the third quarter of 2014, due to a $20.0 million prepayment to reduce the amount of loans outstanding under our Term Loan B Facility on December 30, 2014.

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

Our borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of September 30, 2015, our effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on the Term Loan B Maturity Date, which is May 31, 2020 and the Revolving Credit Facility expires on the Revolving Loan Maturity Date, which is May 31, 2018.

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

In connection with our entering into the 2013 Credit Agreement, the Credit Parties and we also entered into an Amended and Restated Security Agreement, pursuant to which the Credit Parties and we each granted a first priority security interest in the collateral securing the 2013 Credit Facility for the benefit of the lenders under the 2013 Credit Facility.

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

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be recognized directly to interest expenses in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended September 30, 2015 and 2014 was a loss of $1.1 million and a gain of $0.5 million, net of tax, respectively, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the nine-month period ended September 30, 2015 and 2014 was a loss of $2.3 million and $1.3 million, net of tax, respectively, and was included in other comprehensive income (loss). As of September 30, 2015, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

Share Repurchase Program

On August 18, 2014, our Board of Directors approved a share repurchase program of up to $10.0 million of the Company’s outstanding Class A common stock. On November 25, 2014, our Board of Directors approved an extension of the share repurchase program with a repurchase authorization of up to an additional $10.0 million of the Company’s outstanding Class A common stock, for a total repurchase authorization of up to $20.0 million. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The stock repurchase program may be suspended or discontinued at any time without prior notice.

We did not repurchase any shares of Class A common stock during the nine-month period ended September 30, 2015. As of September 30, 2015, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08 since the beginning of this program, for an aggregate purchase price of approximately $12.5 million. All repurchased shares were retired as of December 31, 2014.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $57.5 million for the nine-month period ended September 30, 2015 from $57.9 million for the nine-month period ended September 30, 2014, a decrease of $0.4 million, or 1%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 30% for the nine-month period ended September 30, 2015 from 33% for the nine-month period ended September 30, 2014.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of September 30): 2015, 4.0 to 1; 2014, 4.4 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow provided by operating activities was $46.9 million for the nine-month period ended September 30, 2015, compared to net cash flow provided by operating activities of $34.1 million for the nine-month period ended September 30, 2014. We had net income of $19.8 million for the nine-month period ended September 30, 2015, which was partially offset by non-cash items, including depreciation and amortization expense of $11.9 million. We had net income of $21.2 million for the nine-month period ended September 30, 2014, which was partially offset by non-cash items, including depreciation and amortization expense of $10.8 million. We expect to have positive cash flow from operating activities for the 2015 year.

Net cash flow used in investing activities was $11.5 million for the nine-month period ended September 30, 2015, compared to net cash flow used in investing activities of $21.4 million for the nine-month period ended September 30, 2014. During the nine-month period ended September 30, 2015, we spent $11.5 million on net capital expenditures. During the nine-month period ended September 30, 2014, we spent $15.0 million to purchase Pulpo, and $6.4 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $13.5 million for the full year 2015. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $8.6 million for the nine-month period ended September 30, 2015, compared to net cash flow used in financing activities of $10.2 million for the nine-month period ended September 30, 2014. During the nine-month period ended September 30, 2015, we made dividend payments of $6.6 million, a contingent consideration payment of $1.0 million, debt payments of $2.8 million, and received proceeds of $1.8 million related to the issuance of common stock upon the exercise of stock options. During the nine-month period ended September 30, 2014, we made dividend payments of $6.7 million, purchased treasury stock of $3.5 million, made debt payments of $1.9 million, and received proceeds of $1.8 million related to the issuance of common stock upon the exercise of stock options.

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

Interest Rates

As of September 30, 2015, we had $337.5 million of variable rate bank debt outstanding under our 2013 Credit Facility.  The debt bears interest at LIBOR plus a margin of 2.5%.  The LIBOR rate is subject to a 1.0% floor, effectively resulting in an effective interest rate of 3.5% at September 30, 2015. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin.  If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. Hypothetically, if LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2015 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $1.1 million based on the outstanding balance of our term loan as of September 30, 2015.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements take effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended September 30, 2015 and 2014 was a loss of $1.1 million and a gain of $0.5 million, net of tax, respectively, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the nine-month period ended September 30, 2015 and 2014 was a loss of $2.3 million and $1.3 million, net of tax, respectively, and was included in other comprehensive income (loss). As of September 30, 2015, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

There have not been any changes in our internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows: on June 18, 2014, we completed the acquisition of 100% of the common stock of Pulpo. Management’s most recent assessment of internal control over financial reporting as of December 31, 2014, did not include the internal controls related to this acquisition, as permitted under SEC rules. Subsequently, we integrated policies, processes, personnel, technology and operations in relation to Pulpo. Management will include Pulpo as a part of management’s next assessment of internal control over financial reporting as of December 31, 2015. The Pulpo acquisition is more fully described in Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this report.

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

Issuer Purchases of Equity Securities

On August 18, 2014, our Board of Directors approved a share repurchase program of up to $10.0 million of the Company’s outstanding Class A common stock. On November 25, 2014, our Board of Directors approved an extension of the share repurchase program with a repurchase authorization of up to an additional $10.0 million of the Company’s outstanding Class A common stock, for a total repurchase authorization of up to $20.0 million. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The stock repurchase program may be suspended or discontinued at any time without prior notice.

There were no stock repurchases for the three-month period ended September 30, 2015.

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

Date: November 6, 2015

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