Form 10-K
period 2015-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2016-03-09
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 was approximately $598,833,367 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 4, 2016, there were 64,630,021 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders scheduled to be held on May 26, 2016 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

•	our continued compliance with all of our obligations, including financial covenants and ratios, under the 2013 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	rapid changes in digital media advertising;
•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc., or Univision;
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2013 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;
•	industry-wide market factors and regulatory and other developments affecting our operations;
•	economic uncertainty;
•	the impact of any potential future impairment of our assets;
•	risks related to changes in accounting interpretations; and
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

The discussion of the business of Entravision Communications Corporation and its wholly-owned subsidiaries, or Entravision or the Company, is as of the date of filing this report, unless otherwise indicated.

Overview

Introduction

Entravision is a leading media company that reaches and engages Hispanics in the United States and certain border markets of Mexico across media channels and advertising platforms. Our expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media.

We own and/or operate 56 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. Our television operations comprise the largest affiliate group of both the top-ranked Univision television network and Univision’s UniMás network, with television stations in 20 of the nation’s top 50 U.S. Hispanic markets. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households during primetime. Univision is a key source of programming for our television broadcasting business and we consider it to be a valuable strategic partner of ours. For a more complete discussion of our relationship with Univision, please see “Our Relationship with Univision” and “Television – Television Programming” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”; and for a discussion of various risks related to our relationship with Univision, please see “Risk Factors.”

We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and operate 49 radio stations in 18 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also own and operate a national sales representation firm, Entravision Solutions, through which we sell advertisements and syndicate radio programming to approximately 350 stations across the United States.

We provide digital advertising solutions that allow advertisers to reach online Hispanic audiences in the United States and Mexico. We operate a proprietary technology and data platform that delivers digital advertising in various advertising formats to allow advertisers to reach Hispanic audiences across a wide range of Internet-connected devices on our owned and operated digital media sites, the digital media sites of our publisher partners, or owners of Internet and mobile sites that contain premium digital content and digital advertising inventory who provide us with access to their digital advertising inventory, and on other digital media sites we access through third-party platforms and exchanges.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements that are entered into with Multichannel Video Programming Distributors, or MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when display or other digital advertisements record impressions on the websites of our third party publishers. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.) resulting from significant political advertising and, to a lesser degree, Congressional off-year elections (2018, 2022, etc.), resulting from increased political advertising, compared to other years.

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

Our net revenue for the year ended December 31, 2015 was approximately $254.1 million. Of this amount, revenue generated by our television segment accounted for approximately 63%, revenue generated by our radio segment accounted for approximately 30%, and revenue generated by our digital media segment accounted for approximately 7% of the total.

Our primary expenses are employee compensation, including commissions paid to our sales staff and amounts paid to our national representative firms, as well as expenses for marketing, promotion and selling, technical, local programming, engineering, and general and administrative functions. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets. In addition, cost of revenue related to our digital media segment consists primarily of the costs of online media acquired from third-party publishers.

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

Business Strategy

Our strategy is to reach Hispanic audiences primarily in the United States and certain border markets of Mexico. We own and/or operate media properties in 14 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we own and/or operate media properties in 10 of the 15 fastest-growing markets. We believe that targeting the U.S. Hispanic market will translate into revenue growth in the future, including for the following reasons:

•

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. More than 55 million Hispanics live in the United States, accounting for over 17% of the total U.S. population. The overall Hispanic population is growing at eight times the rate of the non-Hispanic population and is expected to grow to 84 million, or approximately 22% of the total U.S. population, by 2032. Approximately 50% of the total future growth in the U.S. population through 2032 is expected to come from the Hispanic community.

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

•

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We also believe that the larger average size and younger median age of Hispanic households (averaging 3.4 persons and 30.2 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 42.9 years of age) lead Hispanics to spend more per household on many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 5% more per year than the average U.S. non-Hispanic household on food at home, 17% more on quick service restaurants, 66% more on children’s clothing, 42% more on footwear, 34% more on laundry and household cleaning products and 21% more on mobile telephones. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

•

Spanish-Language Advertising. Over $9.4 billion of total advertising expenditures in the United States were placed with Spanish-language media in 2014, the most recent year for which such data is available, of which approximately 80% was placed with Spanish-language television and radio advertising.

We seek to increase our revenue through the following strategies:

Develop Unique and Compelling Content and Strong Brands While Effectively Using the Brands of Our Network Affiliates. We make substantial investments in areas such as market research, data analysis and creative talent to license and create content for our television, radio and digital properties that is relevant and has a meaningful impact on the communities we serve.

Our television operations comprise the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. According to Univision, its primary network beat one or more of the English-language broadcast networks – ABC, CBS, NBC or Fox – in primetime 89% of the time during third quarter 2015 among adults 18-34 years of age, and 79% of the time among adults 18-49 years of age. In addition, during this same time period, Univision reports that the UniMás network attracted more viewers in most key dayparts and demographic groups than the combined audiences of Azteca America,

Estrella TV, and MundoMax. Univision’s primary network, together with its UniMás network, represented approximately a 58% share of the U.S. Spanish-language network television prime time audience of persons 2+ years of age as of May 2015. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, seven days a week, including a prime time schedule on its primary network of substantially all first-run programming throughout the year. We believe that the breadth and diversity of Univision’s programming, combined with our local news and community-oriented segments, provide us with an advantage over other Spanish-language and English-language media in reaching U.S. Hispanic viewers. Our local content is designed to meet the needs of our communities and brand each of our stations as the best source for relevant community information that accurately reflects local interests and needs.

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

Develop Local Content, Programming and Community Involvement. We believe that local content and service to the community in each of our markets is an important part of building our brand identity and providing meaningful local service within those markets. By combining our local news, local content and quality network programming, we believe that we have a significant competitive advantage. We also believe that our active community involvement, including station remote broadcasting appearances at client events, concerts and tie-ins to major events, helps to build company and station awareness and identity as well as viewer and listener loyalty. We also promote civic involvement and inform our listeners and viewers of significant developments affecting their communities.

Distribute News and Other Content Across Our Television, Radio and Digital Properties. We develop our own news, entertainment and lifestyle content and radio shows including “Erazno y La Chokolata”, and produce a Sunday morning political talk show, “Perspectiva Nacional”. We also employ our own White House correspondent in Washington, D.C. We distribute this content across our television, radio and digital properties.  In addition, through Entravision Solutions, one of our divisions, we syndicate certain of our radio shows including “Erazno y La Chokolata” and other programs including “El Show de Piolin” and “El Show de Alex ‘El Genio’ Lucas” across a network of approximately 350 radio stations, which includes our radio stations as well as other radio stations that we do not own or operate, in 105 markets throughout the United States.

Extend the Reach and Accessibility of Our Brands Through Digital Platforms. In recent years, we have also enhanced the distribution of our content through digital platforms, such as the Internet and mobile phones. We believe these digital platforms offer excellent opportunities to further enhance the relationships we have with our audiences by allowing them to engage and share our content in new ways and providing us with new distribution channels for one-to-one communication with them.

Continuing to Offer Advertisers an Integrated Platform of Services. We believe that our uniquely diversified media portfolio provides us with a competitive advantage in targeting the Hispanic consumer. We offer advertisers the opportunity to reach potential customers through an integrated platform of services that includes television, radio and digital properties. Currently, we operate some combination of television and radio in 11 markets, which we sometimes refer to as combination markets, and, where possible, we also combine our television and radio operations to create synergies and achieve cost savings. In all of our markets, our digital offerings supplement our television and/or radio operations in an effort to create value-added advertising opportunities for our advertisers.

Continuing to Innovate and Invest in Technology and Data. We intend to continue to make investments in our digital media platforms, sales tools and research and development to further increase the efficiency and effectiveness of our television, radio and digital media advertising platforms.

Target Strategic Acquisitions and Investments.  We plan to continue to evaluate opportunities to acquire complementary businesses and technologies that are consistent with our overall growth strategy. We believe that our knowledge of, and experience with, the U.S. Hispanic marketplace will enable us to identify acquisitions of television, radio and digital properties. Since our inception, we have used our management expertise, programming, local involvement and brand identity to improve our acquired media properties and audience reach. However, we are currently subject to certain limitations on acquisitions under the terms of the 2013 Credit Agreement. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below.

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

One of our goals has been to create and grow our combination markets, featuring both Univision and UniMás television stations, together with a strong radio presence and digital properties. We believe that these combination markets provide unique cross-selling and cross-promotional opportunities, making us an attractive option for advertisers wishing to reach the U.S. Hispanic consumer. Accordingly, in addition to targeting media properties in U.S. Hispanic markets where we do not own media properties, we have focused on potential acquisitions of additional media properties in our existing markets that will enhance our offerings to the U.S. Hispanic marketplace. In addition, we plan to continue to evaluate opportunities to acquire complementary businesses and technologies that are consistent with our overall growth strategy.

We are subject to certain limitations on acquisitions under the terms of the 2013 Credit Agreement. We cannot at this time determine the effect that these limitations will have on our acquisition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

In addition, we periodically review our portfolio of media properties and, from time to time, have divested non-core assets where we do not see the opportunity to grow to scale and build out combination markets. We are subject to certain limitations on divestitures under the terms of the 2013 Credit Agreement. We cannot at this time determine the effect that these limitations will have on our disposition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through March 31, 2016. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2015 and 2014, retransmission consent revenue accounted for approximately $27.9 million and $26.4 million, respectively. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

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

Television

Overview

We own and/or operate Univision-affiliated television stations in 24 markets, including 20 of the top 50 Hispanic markets in the United States. Our television operations comprise the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. Univision’s primary network is the leading Spanish-language network in the United States, reaching approximately 97% of all U.S. Hispanic households, and is the most watched television network (English- or Spanish-language) among U.S. Hispanic households during prime time. Univision’s primary network, together with its UniMás network, represent approximately a 58% share of the U.S. Spanish-language network television prime time audience of persons 2+ years of age as of May 2015. We operate both Univision and UniMás affiliates in 20 of our 24 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day, seven days a week. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

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

Approximately eight to ten hours of programming per weekday, including a substantial portion of weekday prime time, are currently programmed with novelas supplied primarily by Grupo Televisa, S.A. de C.V., or Televisa, and Corporacion Venezolana de Television, C.A., or Venevision. Although novelas have been compared to daytime soap operas on ABC, NBC or CBS, the differences are significant. Novelas, originally developed as serialized books, have a beginning, middle and end, generally run five days per week and conclude four to eight months after they begin. Novelas also have a much broader audience appeal than soap operas, delivering audiences that contain large numbers of men, children and teens, in addition to women, unlike soap operas, whose audiences are primarily women.

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

Our Local Programming. We believe that our local news brands our stations in our television markets. We shape our local news to relate to and inform our audiences. In 12 of our television markets, our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot among adults 18-49 years of age. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets. In several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

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

XHAS-TV broadcasts Telemundo Network Group LLC, or Telemundo, network programming serving the Tijuana/San Diego market pursuant to a network affiliation agreement. Our current network affiliation agreement with Telemundo gives us the right to provide Telemundo network programming on XHAS-TV through June 2017. The affiliation agreement grants Telemundo a right of first refusal in the event a third party makes an offer to purchase XHAS-TV, and a right to purchase XHAS-TV upon a change of control of our company.

Our network affiliation agreement with Fox Broadcasting Company, or Fox, gives us the right to broadcast Fox network programming on KFXV-LD, serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and KXOF-CA, serving the Laredo market, through December 31, 2017. The network affiliation agreement may be extended for successive one-year terms at Fox’s option, subject to our consent.

Our network affiliation agreements with Mundo TV LLC, or MundoMax, gives us the right to broadcast MundoMax network programming on XHRIO-TV, serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and on XDTV-TV, serving the Tecate/San Diego market, through July 31, 2018, and on the secondary program stream of KXOF-CD, serving the Laredo market, the secondary program stream of KTFN-TV, serving the El Paso market, and the secondary program stream of KVYE-TV, serving the Yuma-El Centro market through July 31, 2016.

We also have an agreement with Master Distribution Service, Inc., an affiliate of Fox, which gives us the right to provide ten hours per week of MyNetworkTV programming on KFXV-LD, KXOF-CD and on the secondary program stream of XDTV-TV, serving the Tecate/San Diego market. This agreement expires in October 2016 and may be extended for successive one-year periods by mutual consent of the parties.

Our network affiliation agreement with The CW Network, LLC, or CW, gives us the right to broadcast CW network programming on KCWT-CD and on the secondary program stream of KNVO-TV serving the Harlingen-Weslaco-Brownsville-McAllen market, and on KRNS-CD and on the secondary program stream of KREN-TV, serving the Reno, Nevada market, through 2018.

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

Long-Term Time Brokerage Agreements. We operate each of XDTV-TV, serving the Tecate/San Diego market; XHAS-TV, serving the Tijuana/San Diego market; and XHRIO-TV, serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, under long-term time brokerage agreements. Under those agreements, in combination with certain of our Mexican affiliates and subsidiaries, we provide the programming and related services available on these stations, but the stations retain absolute control of the content and other broadcast issues. These long-term time brokerage agreements expire in 2038, 2040 and 2045, respectively, and each provides for automatic, perpetual 30-year renewals unless both parties consent to termination. Each of these agreements provides for substantial financial penalties should the other party attempt to terminate prior to its expiration without our consent, and they do not limit the availability of specific performance as a remedy for any such attempted early termination.

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households		Call Letters	Principal Programming Stream
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	363,410	316,640	87.1%		KNVO-TV KTFV-CD (1) KFXV-LD KXFX-CD (1) KCWT-CD (1)	Univision UniMás Fox Fox CW
San Diego, California	12	1,055,030	263,390	25.0%		KBNT-CD (1) KHAX-LP KDTF-LD KZTC-LP (2) KTCD-LP	Univision Univision UniMás MyNetworkTV LATV
Orlando-Daytona Beach-Melbourne, Florida	14	1,489,710	257,140	17.3%		WVEN-TV W47DA WVCI-LP WOTF-TV (3)	Univision Univision Univision UniMás
Albuquerque-Santa Fe, New Mexico	15	662,570	257,080	38.	8%	KLUZ-TV KTFQ-TV (3) KTFA-LP	Univision UniMás Home Shopping Network
Denver-Boulder, Colorado	17	1,576,090	242,680	15.4%		KCEC-TV KTFD-TV (3) KDVT-LP	Univision UniMás LATV
Washington, D.C. (Hagerstown, Maryland)	18	2,443,640	241,770	9.9%		WFDC-TV (3) WMDO-CD (1) WJAL-TV	Univision UniMás English- Language
El Paso, Texas	19	332,920	239,750	72.0%		KINT-TV KTFN-TV	Univision UniMás
Tampa-St. Petersburg (Sarasota), Florida	20	1,859,820	234,260	12.6%		WVEA-TV WFTT-TV (3)	Univision UniMás
Boston, Massachusetts	21	2,411,250	182,290	7.6%		WUNI-TV WUTF-TV (3)	Univision UniMás
Las Vegas, Nevada	24	736,700	164,990	22.4%		KINC-TV KNTL-LP KWWB-LP KELV-LD	Univision Univision Univision UniMás
Corpus Christi, Texas	27	205,900	116,420	56.5%		KORO-TV KCRP-CD (1)	Univision UniMás
Hartford-New Haven, Connecticut	29	945,250	106,000	11.2%		WUVN-TV WUTH-CD (1)	Univision UniMás
Monterey-Salinas-Santa Cruz, California	34	221,910	78,840	35.5%		KSMS-TV KDJT-CD (1) KCBA-TV (3)	Univision UniMás Fox
Odessa-Midland, Texas	37	156,650	70,810	45.2%		KUPB-TV	Univision
Laredo, Texas	38	72,480	68,430	94.4%		KLDO-TV KETF-CD (1) KXOF-CD (1)	Univision UniMás Fox
Yuma, Arizona-El Centro, California	39	109,180	67,870	62.2%		KVYE-TV KAJB-TV (3)	Univision UniMás
Colorado Springs-Pueblo, Colorado	42	346,120	61,630	17.8%		KVSN-TV KGHB-CD (1)	Univision UniMás

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Santa Barbara-Santa Maria- San Luis Obispo, California	45	228,480	57,850	25.3%	KPMR-TV K17GD-D (1) K50LZ-D (1) KTSB-CD (1) K10OG-D (1)	Univision Univision Univision UniMás UniMás
Palm Springs, California	48	155,430	55,540	35.7%	KVER-CD (1) KVES-LD KEVC-CD (1)	Univision Univision UniMás
Lubbock, Texas	50	157,760	54,260	34.4%	KBZO-LD	Univision
Wichita-Hutchinson, Kansas	54	439,330	44,640	10.2%	KDCU-TV (4)	Univision
Reno, Nevada	59	266,530	40,400	15.2%	KREN-TV KRNS-CD (1)	Univision CW
Springfield-Holyoke, Massachusetts	64	246,500	36,080	14.6%	WHTX-LD	Univision
San Angelo, Texas	91	55,400	18,320	33.1%	KEUS-LD (1) KANG-LP	Univision UniMás
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XDTV-TV (5)	MundoMax
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV (5)	Telemundo
Matamoros, Tamaulipas, Mexico (Harlingen-Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV (5)	MundoMax

Source: Nielsen Media Research 2016 universe estimates.

(1)	“CD” in call signs indicates station is under Class A television service. Certain stations without this designation are also Class A stations.
(2)	We provide programming broadcast on the station through an agreement with the station owner.
(3)	We provide the sales and marketing function of this station under a marketing and sales arrangement.
(4)	We share operating services with another broadcast station in the same market under a shared services arrangement.
(5)

We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.

Digital Television Technology. As we continue to develop our digital television transmission technology for our television stations, we are operating in an environment where we can decide the resolution and number of broadcast streams we provide in our over-the-air transmissions. Depending upon how high a resolution level with which we elect to transmit our programming, we have the potential to transmit over-the-air broadcast streams containing multiple program streams using the bandwidth authorized to each digital station. The transmission of such multiple programming streams is referred to as multicasting. We currently are multicasting network programming streams, primarily UniMás network programming and LATV network programming streams, at a number of our stations, along with our primary program streams. In addition, we are multicasting CW, MundoMax, MyNetworkTV and other network programming in certain of our markets. We periodically evaluate these multicasting operations as well as the amount of bandwidth we must allocate to our primary program streams and may consider either expanding or limiting our multicasting operations, or keeping these multicasting operations substantially as at present, in the future.

Television Advertising

Approximately 76% of the revenue generated from our television operations in 2015 was derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2015, local advertising accounted for approximately 44% of our total television revenue.

National. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. We typically engage national sales representative firms to work with our station sales managers and solicit national advertising sales, and we pay certain sales representation fees to these firms relating to national advertising sales. Under our network affiliation agreements with Univision, Univision acts as our sales representative for the sale of national advertising on our Univision and UniMás affiliate television stations, and advertisers which have purchased national advertising on these affiliate stations include Cox Communications, Inc., Nissan Motor Co., Ltd., McDonald’s Corporation, Ford Motor Company, H-E-B, Conn’s, Inc., Jack in the Box Inc., Toyota Motor Corporation and General Motors Company. Telemundo acts as our national sales representative for the sale of national advertising on our Telemundo affiliate station, and Entravision Solutions, one of our divisions, acts as our national sales representative for the sale of national advertising on our stations that broadcast Fox, CW and MyNetworkTV network programming. In 2015, national advertising accounted for approximately 32% of our total television revenue.

Retransmission Consent Revenue. We generate retransmission consent revenue from retransmission consent agreements that are entered into with MVPDs. This revenue represents payments from these entities for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. In addition, we generally pay either a per subscriber fee or a share of the retransmission consent revenue received from MVPDs to the related networks, which we refer to as reverse network compensation.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through March 31, 2016. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2015 and 2014, retransmission consent revenue accounted for approximately $27.9 million and $26.4 million, respectively. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

In 2015, retransmission consent revenue accounted for approximately 17% of our total television revenue. We anticipate that retransmission consent revenue will continue to be a growing source of net revenues in future periods.

Channel Modification Revenue. We also generate revenue from agreements associated with television stations in order to accommodate the operations of telecommunications operators. In 2015, revenue from such agreements accounted for approximately 7% of our total television revenue.

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

Television Competition

We face intense competition in the television broadcasting business. In each local television market, we compete for viewers and revenue with other local television stations, which are typically the local affiliates of the four principal English-language television networks, NBC, ABC, CBS and Fox and, in certain cities, the CW network. In certain markets (other than San Diego), we also compete with the local affiliates or owned and operated stations of Telemundo, the Spanish-language television network now owned by Comcast, as well as TV Azteca, the second-largest producer of Spanish-language programming in the world.

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

Telemundo is the second-largest provider of Spanish-language content worldwide. Telemundo’s multiple platforms include the Telemundo Network, a Spanish-Language television network featuring original productions, theatrical motion pictures, news and first class sports events.

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

Radio Formats. Each of our three radio networks produce a music format that is simultaneously distributed via MPLS with a High Definition quality sound to our stations. Each of these formats appeals to different listener preferences:

•

“La Tricolor” is a personality-driven format, primarily targeting male Hispanic listeners 18-49 years of age, that includes “El Show de Piolin” in the morning drive, which airs on 16 of our stations, “El Pajarete” during  midday hours, which airs on 13 of our stations, “Erazno y La Chokolata” in the afternoon drive, which airs on 17 of our stations and is syndicated on an additional 62 stations, and Mexican regional music;

•

“José: Nunca Sabes Lo Que Va A Tocar” (“You never know what he’ll play”), which targets Hispanic adults 25-54 years of age, features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present;

“El Genio” Alex Lucas in the mornings; “Curvas Peligrosas”, a nutritionally-focused program that educates Hispanics on healthy lifestyles; “LMS Show”, featuring Latino celebrity news and entertainment in the evenings; and play-by-play soccer coverage of the Mexican national team, including coverage of the 2018 World Cup; and

•	“Super Estrella”, which primarily targets Hispanic adults 18-49 years of age, airs in four of our markets and features the best Spanish-language contemporary artists.

Our radio networks are broadcast into 15 of the 18 radio markets that we serve. In addition, in markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners, including the following:

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

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	José (1) José (1) José (1) Super Estrella (1) Super Estrella (1) Super Estrella (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	ESPN Deportes (2)
Phoenix, Arizona	9	KLNZ-FM KDVA-FM KVVA-FM KBMB-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor José José ESPN Deportes
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Mexican Regional José Adult Contemporary (English)
Sacramento-Stockton-Modesto, California	11	KRCX-FM KNTY-FM KHHM-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	La Tricolor Country (English) Contemporary Hit (English) José La Tricolor ESPN Deportes José Super Estrella
Orlando-Daytona Beach-Melbourne, Florida	14	WNUE-FM	98.1	MHz	Salsa 98.1
Albuquerque-Santa Fe, New Mexico	15	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	José ESPN Deportes
Denver-Boulder, Colorado Aspen, Colorado	17	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	José La Tricolor Super Estrella La Tricolor
El Paso, Texas	19	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	Oldies (English) José La Tricolor ESPN Deportes Oldies (English)
Las Vegas, Nevada	24	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	Super Estrella La Tricolor
Monterey-Salinas-Santa Cruz, California	34	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor José Time Brokered (2)
Yuma, Arizona-El Centro, California	39	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	José La Tricolor Time Brokered (2)
Palm Springs, California	48	KLOB-FM	94.7	MHz	José
		KPST-FM	103.5	MHz	La Tricolor
Lubbock, Texas	50	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor ESPN Deportes
Reno, Nevada	59	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2016 estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Radio Advertising

Substantially all of the revenue generated from our radio operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff, and also from a third-party network inventory agreement, digital, and non-traditional revenue. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force, in each of our markets, that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2015, local advertising revenue accounted for approximately 64% of our total radio revenue.

National. National advertising revenue generally represents spot and network revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. Entravision Solutions, one of our divisions, typically acts as a national sales representative to solicit national advertising sales on our Spanish-language radio stations. In 2015, national advertising revenue accounted for approximately 36% of our total radio revenue.

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

Historically, advertising rates for Spanish-language radio stations have been lower than those for English-language stations with similar audience levels. We believe that, over time, possibilities exist to narrow the disparities that have historically existed between Spanish-language and English-language advertising rates as new and existing advertisers recognize the growing desirability of the U.S. Hispanic population as an advertising target. For example, U.S. Hispanics spend more on consumer packaged goods (including foods, adult beverages, household products, health and beauty aids and over-the-counter medications) than the national average. We also believe that having multiple stations in a market enables us to provide listeners with alternatives, to secure a higher overall percentage of a market’s available advertising dollars, and to obtain greater percentages of individual customers’ advertising budgets.

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

Radio Competition

We face intense competition in the radio broadcasting business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to increase our market share of overall radio advertising revenue and the economic health of the market. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast and cable television, magazines, outdoor advertising, satellite-delivered radio services, applications for mobile media devices and other forms of digital delivery, and direct mail advertising. In addition, in certain markets we operate television stations that indirectly compete for local and national advertising revenue with our radio business. Our primary competitors in our markets in Spanish-language radio are Univision, Clear

Channel Communications Inc. and Spanish Broadcasting System, Inc. These and many of the other companies with which we compete are large national or regional companies that have significantly greater resources and longer operating histories than we do.

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

The radio industry is subject to competition from new media technologies that are being developed or introduced, such as:

•

audio programming by cable television systems, broadcast satellite-delivered audio services, cellular telephones and smart telephones, including easy-to-use mobile applications, Internet content providers, and other digital audio broadcast formats and playback mechanisms;

•

satellite-delivered digital audio services with CD-quality sound—with both commercial-free and lower commercial load channels—which have expanded their subscriber base and have introduced dedicated Spanish-language channels; and

•	In-Band On-Channel™ digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional FM radio services.

We believe that while none of these new technologies can replace local broadcast radio stations, the challenges from new technologies will continue to require attention from management. In addition, we will continue to review potential opportunities to utilize such new technologies.

Digital

Overview

We provide digital advertising solutions that allow advertisers to reach online Hispanic audiences in the United States and Mexico. We operate a proprietary technology and data platform that delivers digital advertising in various advertising formats to allow advertisers to reach Hispanic audiences across a wide range of Internet-connected devices on our owned and operated digital media sites, the digital media sites of our publisher partners, or owners of Internet and mobile sites that contain premium digital content and digital advertising inventory who provide us with access to their digital advertising inventory, and on other digital media sites we access through third-party platforms and exchanges. We access data from these digital media sites and apply our proprietary data analytics capabilities to better target and aggregate Hispanic audience segments that will be relevant to individual advertisers, while allowing the publishers of digital media sites to better sell their digital advertising inventory.

Our Solutions and Technology Platform

Through our Pulpo Media, Inc. (“Pulpo”) advertising network, we offer advertisers the opportunity to reach and engage with their target audiences by providing access to premium digital inventory in brand safe environments at scale across a wide range of devices.  Our significant audience reach, access to a large volume of digital advertising space, sophisticated targeting capabilities and broad array of advertising formats allow us to deliver marketing solutions that can help grow our clients’ businesses. We also enable advertisers to gain insights into the performance of their advertising campaigns and manage those campaigns with a view toward maximizing return on their advertising investment.

We believe that key benefits of our digital advertising solutions include the following:

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

Premium content.  We provide our advertiser clients with access to premium digital content, which is professionally produced and we believe offers a quality viewing experience, through our owned and operated digital media sites and those of our publisher partners. This enables publishers to more effectively monetize their digital content, and enables advertisers to more effectively reach audiences who engage with such premium content.

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

We generate digital revenue by delivering digital advertisements on digital media sites across a wide range of Internet-connected online and mobile devices. Advertisers and agencies typically purchase advertising from us through campaigns that are sold and managed by our direct sales force, which we refer to as managed campaigns. Managed campaigns provide advertisers with a higher degree of “white glove” customer service, with dedicated account teams that use an automated platform to deliver advertising campaigns for advertisers.

We typically contract with advertisers or agencies through insertion orders, which set forth campaign parameters such as size and duration of the campaign, type of advertising format and pricing. Digital advertising customers submit ad insertion orders to us and we fulfill those orders by delivering their digital advertisements to audiences through digital media properties. We are typically paid by advertisers on the basis of the number of viewer impressions to whom an advertisement is delivered, known as a cost per thousand basis, and we generally pay our publisher partners a negotiated percentage of this revenue. Prior to running an advertising campaign, the advertiser or agency may work with our creative team to provide the creative direction of the campaign and design in order to most effectively reach the audiences most desirable to it.

Our Digital Customers

Our digital customer base consists primarily of advertisers of all sizes and the advertising agencies that represent them. For the year ended December 31, 2015, we had over 2,000 advertising clients, including top brand advertisers from nearly all major industries, including automotive, consumer products, services, healthcare, telecommunications, travel, retail, finance and media. Digital revenue from individual advertisers varies from period to period. We do not believe that our business is substantially dependent upon any individual advertiser, and no individual advertiser represented more than 5% of our digital revenue for the year ended December 31, 2015.

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

Digital Competition

The digital advertising market is dynamic, rapidly changing and highly competitive, influenced by trends in both the overall advertising market as well as the digital advertising market. We compete with large online digital publishers such as Hulu, LLC and YouTube, LLC, which is owned by Google, Inc., as well as other publishers who rely on their own sales organizations to attract advertisers to their digital properties. Across the digital media landscape, we compete for advertising purchases with large entities such as Google Inc., Facebook, Inc., Microsoft Corporation, AOL Inc. and Yahoo! Inc., all of whom offer digital advertising services as part of a larger solution for digital media buying, as well as other advertising technology companies and advertising networks. In the traditional media space, our digital operations also compete for advertising commitments with TV broadcasters, cable TV broadcasters, radio broadcasters, print media and other traditional publishers. Many of our competitors have significant client relationships, much larger financial resources and longer operating histories in this space than we have.

We believe that the principal competitive factors in our industry include effective audience targeting capabilities, multi-device campaign delivery capability, proven and scalable technologies, audience scale and reach, relationships with leading advertisers and their respective agencies, brand awareness and reputation, ability to gather and use data to deliver more relevant ads, ability to ensure brand safety, ability to prevent click fraud and use of analytics to effectively measure performance. We believe that we compete favorably with respect to all of these factors and that we are well-positioned to be a leading provider of digital advertising solutions to reach Hispanic audiences in the United States and Mexico.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting and digital media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.) resulting from significant political advertising and, to a lesser degree, Congressional off-year elections (2018, 2022, etc.), resulting from increased political advertising, compared to other years.

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

Employees

As of December 31, 2015, we had approximately 1,165 full-time employees worldwide.  Approximately 1,073 of those full-time employees are in the United States, including 701 full-time employees in television, 350 full-time employees in radio, and 22 full-time employees in digital. As of December 31, 2015, three of our full-time television employees in the United States were represented by a labor union that has entered into a collective bargaining agreement with us. Our 24 full-time and four part-time employees in Mexico are covered by a collective bargaining agreement, which runs until January 31, 2018. We also have 68 full-time and two part-time employees in Argentina, who work on our digital operations and who are not members of a union or collective bargaining unit. We believe that our relations with our employees and these unions generally are good.

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

Under the Communications Act, a broadcast license may not, absent a public interest determination by the FCC, be granted to or held by persons who are not U.S. citizens, by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, or foreign governments or their representatives or by non-U.S. corporations. The FCC has issued a declaratory order that it would, upon request, consider favorably permitting foreign ownership of broadcast stations in excess of the limits and has done so in at least one instance. It is presently considering the formalization and simplification of its internal processes in handling requests for consent to exceed the statutory limits. Thus, the licenses for our stations could be revoked if our outstanding capital stock is issued to or for the benefit of non-U.S. citizens in excess of these limitations. Our restated certificate of incorporation restricts the ownership and voting of our capital stock to comply with these requirements.

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

A time brokerage agreement with another television or radio station in the same market creates an attributable interest in the brokered television or radio station as well for purposes of the FCC’s local television or radio station ownership rules, if the agreement affects more than 15% of the brokered television or radio station’s weekly broadcast hours. Likewise, a joint sales agreement involving radio stations creates a similar attributable interest for the broadcast station that is undertaking the sales function. The FCC, acting in 2014, extended the joint sales agreement attribution policy to television stations and set an effective date of December 19, 2016; however, in late 2015, Congress, as part of the appropriations process, enacted legislation, which subsequently became law, that extended the effective date, for such agreements in effect as of March 31, 2014, which would have affected stations where we have such agreements, until September 30, 2025. We are considering whether to seek a waiver of this policy for our stations involved in joint sales agreements or to take other actions to comply with the new rules.

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

Because of these multiple and cross-ownership rules, if one of our stockholders, officers or directors holds a “cognizable” interest in our company, such stockholder, officer or director may violate the FCC’s rules if such person or entity also holds or acquires an attributable interest in other television or radio stations or daily newspapers in such markets, depending on their number and location. If an attributable stockholder, officer or director of our company violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our broadcast business and may be unable to obtain FCC consents for certain future acquisitions.

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

“Retransmission Consent” and “Must Carry” Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992, or the Cable Act, require each full-power television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

•	require carriage of its signal by cable systems in the station’s market, which is referred to as “must carry” rules; or
•	negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market which is referred to as “retransmission consent.”

For the three-year period commencing on January 1, 2015, we generally elected “retransmission consent” in notifying the MVPDs that carry our television programming in our television markets. We have arrangements or have entered into agreements with nearly all of our MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights, including through our national program supplier for Spanish-language programming, Univision, for our Univision- and UniMás-affiliated television stations, for the three-year period. The FCC has adopted a rule that now prohibits any future combined retransmission consent negotiations by television stations in the same television market that are not commonly-controlled. This rule prohibits us and Univision from negotiating retransmission consent jointly, or from coordinating such negotiations, in six markets where both companies own television stations.

The FCC has rules that govern the negotiation of retransmission consent agreements based on a policy decision to have those agreements negotiated in good faith. The FCC is undertaking a proceeding that could result in establishing new ground rules for such negotiations, including prohibiting certain negotiating practices on the part of broadcasters. We are not certain whether or in what form such provisions might be adopted and the impact of such changes on our negotiations and the economic results of such negotiations. Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As an element of the retransmission consent negotiations described above, we arranged that our broadcast signal be available to our MVPD viewers, no matter whether they obtain their cable service in analog or digital modes. Cable systems are rapidly transitioning to providing their services in digital and we expect that analog cable service will be terminated by most cable operators and in most markets.

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

The FCC has required full-power and Class A television stations in the United States to operate in digital television.  The transition date for low-power television stations has been postponed until after the completion of the incentive auction process (as hereinafter discussed). We have timely completed the digital transition of all of our full-power and Class A television stations to the digital mode. We are in the process of transitioning certain of our low-power stations to the digital mode where we believe is in our best interest to do so. We will make additional decisions after the completion of the incentive auction and repacking, as we determine the availability of spectrum to accommodate our low-power television stations.

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

Equipment and other costs associated with the transition to digital television, including the necessity of temporary dual-mode operations and the relocation of stations from one channel to another, have imposed some near-term financial costs on our television stations providing the services. The potential also exists for new sources of revenue to be derived from use of the digital spectrum, which we have explored in certain of our markets.

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

In order to achieve this spectrum recovery, legislation has been enacted and the FCC established a mechanism for broadcasters to participate in a “voluntary incentive auction” in which interested station owners  offer the spectrum of their stations in a “reverse auction”, providing spectrum for wireless operators to purchase in a simultaneous or future “forward auction”. Through a series of rulemaking proceedings,  the FCC has established how stations will be valued, what percentage of the auction payments will go to broadcasters, and what rights, if any, will selling stations or stations agreeing to share spectrum retain following the completion of the sale of their stations and associated spectrum. Likewise, following the completion of the auction process, the FCC intends to repack the television band and this repacking may have an impact on our full-service and Class A stations as such stations may have to be relocated, and the levels of interference protection and other regulatory provisions may be altered to accommodate the reduction in available broadcast channels. The FCC has been authorized to use certain of the proceeds derived from the auction to reimburse broadcasters for certain costs associated with such repacking.

The reverse auction is now scheduled to commence on March 29, 2016. We have filed applications to participate in the reverse auction to monetize a portion of our spectrum assets. We will not know the results of the auction until the entire auction process is completed, and we will not be able to publicly communicate the preliminary results of our participation in the auction until the auction is completed, which may not be before the fourth quarter of 2016.

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

Compliance with privacy, data protection and data security laws plays a significant role in our business. In the United States, both federal and state laws regulate activities inherent to digital advertising, including the collection and use of consumer data by us and by companies with which we do business in the course of providing digital media services. We also rely on the services of third parties in gathering, using and storing consumer data, and these parties’ compliance with applicable laws affects our own compliance status. Because we interact with consumers outside the United States and provide services to advertisers who themselves interact with those consumers, the laws of other jurisdictions may also apply to the types of services we provide. Privacy and data protection regulations have gained substantial publicity and attention in light of growing consumer expectations both for enhanced services as well as privacy, especially in light of publicized data breach incidents.

Online advertising activities in the United States primarily have been subject to regulation and enforcement by the Federal Trade Commission, or FTC, which principally relies on its enforcement authority under Section 5 of the Federal Trade Commission Act to investigate and respond to unfair and deceptive acts and practices. Section 5 has been the primary regulatory tool used to respond to claims of deceptive or inadequate privacy policies, inadequate data security practices and misuse of consumer data. The FTC’s enforcement focus has included close attention to the mobile advertising industry. For example, in December 2012, the FTC adopted amendments to rules under the Children's Online Privacy Protection Act, or COPPA, which went into effect in July 2013. These amendments broaden the potential applicability of COPPA compliance obligations to our activities and those of our clients when interacting with children. California’s parallel children’s privacy law also has been expanded and potentially reaches consumers not covered by COPPA. By way of further example, the FTC’s testimonial and endorsement guidelines were updated in late 2009 and provided additional and expanded guidance for advertising practices using endorsements, testimonials and similar content. In addition to formal rules and guidelines, the FTC’s active enforcement in the digital media industry creates evolving precedent for challenging digital advertising practices as deceptive or unfair.

The FTC has devoted particular attention to businesses within the digital media channel where the FTC has determined that potentially abusive practices have occurred or are likely to occur. The FTC focuses its enforcement resources on the accuracy of consumer disclosures, data practices transparency and data aggregation. More recently, the FTC has communicated its intention to focus on the use of data to disadvantage vulnerable or minority communities, and particular attention has been paid to data brokers and aggregators of the type that may assist us in creating consumer profiles and in serving advertisements. In some circumstances, the FTC has taken the position that advertisers may be liable for the acts of channel partners and has successfully brought enforcement actions against parties based on the activities of their channel partners. This creates the possibility of enforcement risk for acts other than our own.

The FTC also has employed its Section 5 authority to take action against digital advertising businesses with regard to their data security practices and policies, even apart from its traditional enforcement of privacy regulations and standards.

State attorneys general also enforce consumer protection laws, some modeled after the Federal Trade Commission Act, in ways that affect the digital advertising industry. In addition, several states mandate specific data security measures, and 47 states and the District of Columbia enforce data breach notification laws that require notification to consumers and, in some instances, law enforcement, in the event of a covered data security incident.

In other markets we serve, the regulation of consumer practices in digital advertising is less mature. In Mexico, for example, the regulation of digital advertising largely relies on applying regulatory constraints on traditional print advertising (such as prohibitions on pornographic or politically inflammatory speech) to digital advertising.

The issue of privacy in the digital media industry is still evolving. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, retain, augment, analyze, use and share consumer data, such as by regulating the level of consumer notice and consent required before a company can employ “cookies” or other electronic tools to track online activities. Enforcement bodies are developing rules and enforcement standards applicable to the collection, storage and use of geolocation data, transparency of consumer data profile creation and management, and consumer access to and control over their individual online profiles and the collection of consumer data through “Internet of Things” technology. The privacy and data security laws of Mexico, though still evolving, present a particular compliance obligation given our relationship with Mexican consumers. Mexican law mandates the application of adequate data security measures and the consent of individuals before processing their personal information.

The European Union, or EU, and its member states currently regulate digital advertising practices pursuant to Directive 95/46/EC (commonly known as the “Data Protection Directive”) and implementing national legislation. The EU is nearing completion of a comprehensive EU-wide General Data Protection regulation that will replace the current Data Protection Directive that, among other things, will govern digital advertising practices in the EU. Current and developing EU law, among other things, requires advertisers to obtain specific types of explicit notice to and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements, increases monetary penalties for non-compliance, extends the extraterritorial reach of EU data protection laws, and grants consumers the rights in some circumstances to require that their data no longer be stored or processed. It remains a possibility that additional legislation may be passed and regulations or otherwise issued in the future. Other jurisdictions similarly continue to develop enhanced data protection and security laws.

The regulation of cross-border data transfers is in a state of heightened uncertainty, with the EU having invalidated the principal means of transferring the personal data of European nationals to certain jurisdictions, particularly the Unites States, and the ongoing inter-governmental consultations on new transfer mechanisms.

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

Additionally, in the United States and, increasingly, in other jurisdictions, consumers are provided private rights of action to file civil lawsuits, including class action lawsuits, against companies that conduct business in the digital media industry, including makers of devices that display digital media, providers of digital media, operating system providers and third party networks. Plaintiffs in these lawsuits have alleged a range of violations of federal, state and common law, including computer trespass and violation of privacy laws. Recent appellate decisions have affirmed the standing of consumers to initiate class and mass action litigation to remedy breaches of their privacy rights and injuries resulting from data breaches.

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

We require significant additional capital for general working capital and debt service needs. If our cash flow and existing working capital are not sufficient to fund our general working capital and debt service requirements, we will have to raise additional funds by selling equity, issuing debt, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives for raising additional funds may be available, or available on acceptable terms to us, in amounts sufficient for us to meet our requirements. In addition, our ability to raise additional funds and engage in acquisitions and divestitures is limited by the terms of the 2013 Credit Agreement. Our failure to obtain any required new financing may, if needed, require us to reduce or curtail certain existing operations.

Our substantial level of debt could limit our ability to grow and compete.

Our total indebtedness was approximately $316.6 million as of December 31, 2015. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of the 2013 Credit Agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets and our existing and future domestic subsidiaries to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If amounts outstanding under the 2013 Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full the money owed to such lender.

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

We reported net income of $25.6 million and had positive cash flow from operations of $62.3 million for the year ended December 31, 2015. We reported net income of $27.1 million and had positive cash flow from operations of $54.4 million for the year ended December 31, 2014. Additionally, as of December 31, 2015, we had an accumulated deficit of $738.8 million. If we were to experience net losses and/or declining net revenue over a period of time, there could be an adverse effect on our liquidity and capital resources. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to refinance our existing debt, sell assets, curtail certain operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. Any default under our 2013 Credit Facility, inability to renegotiate such agreements if required, obtain additional financing if needed, or obtain waivers for any failure to comply with financial covenants and ratios would have a material adverse effect on our overall business and financial condition.

Our ability to generate the significant amount of cash needed to service our indebtedness and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. In addition, we may not be able to pay amounts due on our indebtedness.

As of December 31, 2015, we had outstanding total indebtedness of approximately $316.6 million. Our ability to make payments on and refinance our indebtedness, including the amounts borrowed under our 2013 Credit Facility and other financial obligations, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which is subject to many factors, including prevailing economic conditions and financial, business and other factors, many of which are beyond our control.

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

Uncertain or adverse economic conditions could have a negative effect on the fundamentals of our business, results of operations and/or financial position. These conditions could have a negative impact on our industry or the industry of those customers who advertise on our stations, including, among others, the automotive, services, healthcare, retail, travel, restaurants, and telecommunications industries, which provide a significant amount of our advertising revenue. There can be no assurance that we will not experience any material adverse effect on our business as a result of future economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the purpose of stimulating the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers or our financial condition, results of operations or the trading price of our securities. Potential consequences of the foregoing include:

•

the financial condition of companies that advertise on our stations, including, among others, those in the automotive, services, healthcare, retail, travel, restaurants, and telecommunications industries, which may file for bankruptcy protection or face severe cash flow issues, may result in a further significant decline in our advertising revenue;

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

Actual or perceived difficulties in the global capital and credit markets have adversely affected, and uncertain or adverse economic conditions may negatively affect, our business, as well as the industries of many of our customers, which are cyclical in nature.

Some of the markets in which our advertisers participate, such as the services, telecommunications, automotive, fast food and restaurant, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. Declines in consumer and business confidence and spending during and since the last recession, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and can affect the profitability of our business. Our business is significantly exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners. These conditions have resulted, and could again result, in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of customer advertising orders, cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. The recurrence of any of these conditions may adversely affect our cash flow, profitability and financial condition. Although the markets have improved since the depths of the last recession, the overall economic recovery has continued to be uneven. Future disruption of the credit markets, increases in interest rates and/or sluggish economic growth in future periods could adversely affect our customers’ access to or cost of credit, which supports the continuation and expansion of their businesses, and could result in advertising cancellations or suspensions, payment delays or defaults by our customers.

Current uncertain economic conditions may affect our financial performance or our ability to forecast our business with accuracy.

Our operations and performance depend primarily on U.S. and, to a lesser extent, international economic conditions and their impact on purchases of advertising by our customers. As a result of the global financial crisis that began in 2008, which was experienced on a broad and extensive scope and scale, and the last recession in the United States, general economic conditions deteriorated significantly, and the economic recovery since that time has been uneven. Economic conditions may remain uncertain for the foreseeable future. We believe that this general economic uncertainty may continue in future periods, as our customers alter their purchasing activities in response to the new economic reality, and, among other things, our customers may change or scale back future purchases of advertising. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results. If we are unable to adequately respond to or forecast further changes in demand for advertising, our results of operations, financial condition and business prospects may be materially and adversely affected.

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

Goodwill and intangible assets totaled $287 million and $291 million at December 31, 2015 and 2014, respectively, primarily attributable to acquisitions in prior years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value.

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

In 2014, we recorded an impairment of our radio goodwill in the amount of $0.7 million. As of December 31, 2015 and 2014 we do not have any goodwill in our radio reporting unit.

Univision’s ownership of our Class U common stock may make some transactions difficult or impossible to complete without Univision’s support.

Univision is the holder of all of our issued and outstanding Class U common stock. Although the Class U common stock has limited voting rights and does not include the right to elect directors, we may not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate or dispose of any interest in any FCC license for any of our Univision-affiliated television stations, among other things. Univision’s ownership interest may have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without Univision’s support or due to Univision’s then-existing media interests in applicable markets.

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

Our Chief Executive Officer currently has control of our company, giving him the ability to determine the outcome of most actions by our company and its stockholders, including the election of all of our company's directors.

As of March 4, 2016, Walter F. Ulloa, and stockholders affiliated with him, collectively hold approximately 53.7% of the voting power of our common stock. Under Delaware law, these stockholders, by themselves, have the power to elect all the directors of our company and determine the outcome of most matters placed before the stockholders for action.

Stockholders who desire to change control of our company may be prevented from doing so by provisions of our second amended and restated certificate of incorporation and the agreement that governs our 2013 Credit Facility. In addition, other agreements contain provisions that could discourage a takeover.

Our Second Amended and Restated Certificate of Incorporation, or our certificate of incorporation, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. The provisions of our certificate of incorporation could diminish the opportunities for a stockholder to participate in tender offers. In addition, under our certificate of incorporation, our board of directors may issue preferred stock on terms that could have the effect of delaying or preventing a change in control of our company. The issuance of preferred stock could also negatively affect the voting power of holders of our common stock. The provisions of our certificate of incorporation may have the effect of discouraging or preventing an acquisition or sale of our business.

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

We operate in highly competitive industries. Our television stations, radio stations and digital media platforms compete for audiences and advertising with other television stations, radio stations and digital media platforms, as well as with other forms of media. Advances in technologies or alternative methods of content delivery, as well as changes in audience or advertiser expectations driven by changes in these or other technologies and methods of content delivery, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, text messaging, streaming video and downloaded content from mobile phones, tablets and other personal video and audio devices. For example, devices that allow users to view or listen to television or radio programs on a time-shifted basis, and technologies which enable users to fast-forward or skip advertisements altogether, such as DVRs, the Dish Network Hopper and mobile devices, are causing changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of mobile devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations. Additionally, cable providers, direct-to-home satellite operators, and other sources are developing services (known as “over-the-top” services) that allow them to transmit targeted programming over the Internet to audiences, potentially leading to increased competition for viewers in our markets. New technologies and methods of buying advertising present an additional competitive challenge, as competitors offer products and services such as the ability to purchase advertising programmatically or bundled offline and online advertising, aimed at capturing advertising spend that previously went to broadcasters.

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

Our television and radio businesses depend upon maintaining our broadcast licenses, which are issued by the FCC. The FCC has the authority to renew licenses, not renew them, renew them only with significant qualifications, including renewals for less than a full term, or revoke them. Although we have to date renewed all our FCC licenses in the ordinary course, we cannot assure investors that our future renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our operations. Failing to renew any of our stations’ main licenses would prevent us from operating the affected stations, which could materially adversely affect our business, financial condition and results of operations. If we renew our licenses with substantial conditions or modifications (including renewing one or more of our licenses for less than the standard term of eight years), it could have a material adverse effect on our business, financial condition and results of operations.

Displacement of any of our low-power television stations (other than Class A stations) could cause our ratings and revenue for any such station to decrease.

We own and operate a number of television stations in the FCC’s low-power television service. Our low-power television stations operate with less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations (but not our Class A television stations) are treated as a secondary service. If any or all of our low-power stations are found to cause interference to full-power stations or sufficient channels become unavailable to accommodate incumbent broadcast television stations, owing to the relocation of full-power stations to fewer channels as part of the incentive auction repacking process, we could be required to eliminate the interference or terminate service. In a few urban markets where we operate, including San Diego, there are a limited number of alternative channels to which our low-power television stations can migrate. If, as a result of the elimination of part of the broadcast spectrum or otherwise, as part of the incentive auction and repacking process, we are unable to move the signals of our low-power television stations to replacement channels, or such channels do not permit us to maintain the same level of service, we may be unable to maintain the viewership these stations currently have, which could harm our ratings and advertising revenue or, in the worst case, cause us to discontinue operations at these low-power television stations.

Because our full-power television stations rely on retransmission consent rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of our cable carriage rights or affect how we negotiate our agreements, could have a material adverse impact on our television operations.

We no longer rely on “must carry” rights to obtain the retransmission of our full-power television stations on MVPDs. New laws or regulations could affect retransmission consent rights and the negotiating process between broadcasters and MVPDs and this may affect our negotiating strategies and the economic results we achieve in such negotiations.

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

While we expect the amount of revenues generated from our retransmission consent agreements to continue to grow in the near-term and beyond, the rate of growth of such revenue may not continue at recent and current rates and may be detrimentally affected by network program suppliers seeking reverse network compensation and the growing concentration in the cable television industry that may result in the amounts that cable operators are willing to pay for programming.

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

We rely on over-the-air spectrum which might be taken away, returned back to the FCC in an auction context, or be subject to other modifications (including repacking) pursuant to an FCC-sanctioned process.

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

With the advent of mobile wireless communications and its use not only for voice but for broadband distribution, the need for spectrum has grown. The FCC seeks to increase the amount of spectrum available for use by wireless broadband services at the expense of over-the-air broadcast services. Available sources of such spectrum are limited and the spectrum allotted for television broadcasting as a source for such spectrum repurposing has been identified as containing spectrum that the FCC seeks to recover in part and made available for wireless broadband use, through the incentive auction process. The FCC has been required by statute to undertake and is doing so through the incentive auction rules it adopted, any such repurposing in a manner such that its application to full-service and Class A television stations will be voluntary and television broadcasters will not be required to return their existing spectrum. However, it cannot be certain how the FCC’s efforts to secure additional spectrum for mobile wireless communications and the incentive auction, including the results of our participation in the incentive auction process, and repacking processes that accompany the redistribution of broadcast spectrum will affect television broadcasting, in general, and our operations, in particular, as they remain dependent on the auction process, the repacking of broadcast spectrum, and the actions of broadcasters in responding to the new, altered spectrum environment.

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

Our corporate headquarters are located in Santa Monica, California. We lease approximately 16,000 square feet of space in the building housing our corporate headquarters under a lease expiring in 2021. We also lease approximately 41,000 square feet of space in the building housing our radio network headquarters in Los Angeles, California, under a lease expiring in 2026.

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

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ending December 31, 2014
First Quarter	$7.36	$5.53
Second Quarter	$6.77	$4.27
Third Quarter	$6.55	$3.84
Fourth Quarter	$7.72	$3.88
Year Ending December 31, 2015
First Quarter	$7.30	$5.87
Second Quarter	$8.65	$6.15
Third Quarter	$8.68	$6.30
Fourth Quarter	$9.55	$6.43

As of March 4, 2016, there were approximately 132 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by Research Data Group, Inc., depicts our performance for the period from December 31, 2010 through December 31, 2015, as measured by total stockholder return calculated on a dividend reinvestment basis, on our Class A common stock compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. This graph assumes $100 was invested in each of our Class A Common Stock, the S&P 500 Index and the S&P Broadcasting & Cable TV Index as of the market close on December 31, 2010. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Entravision Communications Corporation	100.00	62.81	72.21	270.57	292.79	353.51
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
S&P Broadcasting	100.00	115.97	169.21	265.83	223.14	182.59

Dividend Policy

We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.025 per share during each of the first three quarters of 2015, and $0.03125 per share during the fourth quarter of 2015. We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.025 per share each quarter during 2014. We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.125 per share on December 30, 2013, consisting of a quarterly dividend of $0.025 per share and a special dividend of $0.10 per share. We currently anticipate making cash dividends on a quarterly basis in future periods. Any decision to pay future cash dividends will be subject to further approval by the Board. Our future dividend policy, including the amount of any dividend, will depend on factors considered relevant in the discretion of the Board of Directors, which may include, among other things, our earnings, capital requirements and financial condition. In addition, the 2013 Credit Agreement places certain restrictions on our ability to pay dividends on any class of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	5,136,199	(2)	$2.35	(3)	6,246,473
Employee Stock Purchase Plan	N/A	(4)	N/A	(4)	3,997,062
Total	5,136,199		$2.35		10,243,535

(1)

Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.

(2)	Includes an aggregate of 1,713,949 restricted stock units.
(3)	Weighted average exercise price of outstanding options; excludes restricted stock units.
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

We did not repurchase any shares of Class A common stock during 2015. As of December 31, 2015, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08 since the beginning of this program, for an aggregate purchase price of approximately $12.5 million. All repurchased shares were retired as of December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 and with respect to our consolidated balance sheets as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements not included herein.

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

(In thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Net revenue	$254,134	$242,038	$223,916	$223,253	$194,396
Cost of revenue - digital media	7,242	2,993	-	-	-
Direct operating expenses	110,323	104,874	101,419	92,256	88,590
Selling, general and administrative expenses	42,815	37,806	33,823	37,818	36,511
Corporate expenses	22,520	21,301	19,771	17,976	15,669
Depreciation and amortization	15,989	14,663	14,953	16,426	18,653
Impairment charge	—	735	—	—	—
	198,889	182,372	169,966	164,476	159,423
Operating income	55,245	59,666	53,950	58,777	34,973
Interest expense	(13,047)	(13,904)	(24,631)	(35,407)	(37,650)
Interest income	45	50	44	86	3
Other income (loss)	—	—	—	—	687
Gain (loss) on debt extinguishment	(204)	(246)	(29,675)	(3,743)	(423)
Income (loss) before income taxes	42,039	45,566	(312)	19,713	(2,410)
Income tax (expense) benefit	(16,414)	(18,444)	134,137	(6,112)	(5,790)
Net income (loss)	$25,625	$27,122	$133,825	$13,601	$(8,200)
Net income (loss) per share, basic	$0.29	$0.31	$1.53	$0.16	$(0.10)
Net income (loss) per share, diluted	$0.28	$0.30	$1.50	$0.16	$(0.10)
Cash dividends declared per common share, basic	$0.11	$0.10	$0.13	$0.12	$0.06
Cash dividends declared per common share, diluted	$0.10	$0.10	$0.12	$0.12	$0.06
Weighted average common shares outstanding, basic	87,920,230	88,680,322	87,401,123	85,882,646	85,051,066
Weighted average common shares outstanding, diluted	90,295,185	90,943,734	89,338,696	86,314,206	85,051,066

	Years Ended December 31,
	2015	2014	2013	2012	2011
Other Data:
Capital expenditures	$13,548	$9,111	$9,748	$9,900	$8,218
Balance Sheet Data:
Cash and cash equivalents	$47,924	$31,260	$43,822	$36,130	$58,719
Total assets	528,188	527,767	538,237	438,051	467,321
Long-term debt, including current portion	316,563	340,313	364,063	340,814	379,662
Total stockholders' equity (deficit)	$167,273	$145,558	$136,024	$5,401	$(561)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2015, 2014 and 2013 and consolidated financial condition as of December 31, 2015 and 2014 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

OVERVIEW

We are a leading media company that reaches and engages Hispanics in the United States and certain border markets of Mexico across media channels and advertising platforms. Our expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. We operate in three reportable segments based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media. Through June 30, 2014, we operated in two reportable segments, television broadcasting and radio broadcasting. On June 18, 2014, we acquired Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Mexico. Beginning with the third quarter of 2014, we separated the results of Pulpo into a new reporting segment, digital media.  We believe that this information regarding our digital media segment is useful to readers of our financial statements. Our net revenue for the year ended December 31, 2015 was $254.1 million. Of that amount, revenue attributed to our television segment accounted for 63%, revenue attributed to our radio segment accounted for 30%, and revenue attributed to our digital media segment accounted for 7%.

As of the date of filing this report, we own and/or operate 56 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations (38 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We own and operate a national sales representation firm, Entravision Solutions, through which we sell advertisements and syndicate radio programming to approximately 350 stations across the United States. We also own and operate an online advertising platform that delivers digital advertising in a variety of formats to reach Hispanic audiences on Internet-connected devices.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements that are entered into with MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when display or other digital advertisements record impressions on the websites of our third party publishers. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.) resulting from political advertising.

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

Our primary expenses are employee compensation, including commissions paid to our sales staff and amounts paid to our national representative firms, as well as expenses for marketing, promotion and selling, technical, local programming, engineering, and general and administrative. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets. In addition, cost of revenue related to our digital media segment consists primarily of the costs of online media acquired from third-party publishers.

Highlights

During 2015, we achieved revenue growth despite challenging comparisons to 2014, when we benefited from World Cup, which was absent in 2015, and significant political advertising revenue, which was not material in 2015. This revenue growth was primarily driven by our radio and digital media segments, and retransmission consent revenue in our television segment. Net revenue increased to $254.1 million, an increase of $12.1 million, from $242.0 million in 2014. Our audience shares remain strong in the nation’s most densely populated Hispanic markets, and we believe we are well positioned to benefit as the U.S. Hispanic market continues to expand and advertisers increasingly recognize the importance of reaching our target audience.

Net revenue for our television segment decreased to $159.1 million in 2015, from $165.5 million in 2014. This decrease of $6.4 million, or 4%, was primarily due to the absence of World Cup and significant political advertising revenue in 2015 compared to 2014, partially offset by an increase of approximately $10.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator, and an increase in retransmission consent revenue. We generated a total of $27.9 million and $26.4 million in retransmission consent revenue in 2015 and 2014, respectively. We anticipate that retransmission consent revenue for the full year 2016 will be greater than it was for the full year 2015 and will continue to be a growing source of net revenues in future periods.

Net revenue for our radio segment increased to $76.2 million in 2015, from $69.9 million in 2014. This increase of $6.3 million, or 9%, was primarily due to increases in local and national advertising revenue, partially offset by the absence of World Cup and significant political advertising revenue in 2015 compared to 2014.

Net revenue in our digital media segment increased to $18.9 million in 2015, from $6.6 million in 2014. Because we created the digital media segment in the third quarter of 2014, comparisons to the year ended December 31, 2014 are not meaningful.

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

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through March 31, 2016. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2015 and 2014, retransmission consent revenue accounted for approximately $27.9 million and $26.4 million, respectively. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

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

Acquisitions and Dispositions

On June 18, 2014, we completed the acquisition of 100% of the common stock of Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Mexico. The Company acquired Pulpo in order to acquire an additional digital media platform that the Company believes will enhance its offerings to the U.S. Hispanic market. The transaction was funded from the Company’s cash on hand, for an aggregate cash consideration of $15.0 million, net of cash acquired of $0.7 million, and contingent consideration with a fair value of $1.4 million as of the acquisition date. The fair value of the contingent consideration recognized on the acquisition date was estimated by applying the real options approach.

The following is a summary of the purchase price allocation for the acquisition of Pulpo (in millions):

Accounts receivable	$1.6
Prepaids and other assets	0.1
Property and equipment	0.5
Intangible assets subject to amortization	3.4
Goodwill	14.1
Current liabilities	(1.8)
Deferred income taxes	(1.5)

The acquisition of Pulpo includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Pulpo if certain annual performance benchmarks are achieved over a three-year period. Any such additional consideration is payable 90 days after each fiscal year end beginning December 31, 2014. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the three-year period is between $0 and $3.0 million. As of December 31, 2014, the Company determined that Pulpo was less likely to earn the full amount of the contingent consideration for the years 2015 and 2016. Therefore, the Company adjusted the fair value of the contingent consideration in the fourth quarter of 2014 to $1.3 million. Performance targets were achieved for the year ended December 31, 2014, and, accordingly, a payment of $1.0 million was made to the sellers in the first quarter of 2015. In the second quarter of 2015, the Company determined that Pulpo was not likely to earn any amount of the contingent consideration for the fiscal year 2015. Therefore, the Company adjusted the fair value of the contingent consideration in the second quarter of 2015 to $0.1 million. In the fourth quarter of 2015, the Company determined that Pulpo was not likely to earn any amount of the contingent consideration for the fiscal year 2016. Therefore, the Company further adjusted the fair value of the contingent consideration in the fourth quarter of 2015 to $0. The adjustments are included in corporate expense in the accompanying consolidated statements of operations.

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

Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s financial position or results of operations for any of the periods presented.

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

RESULTS OF OPERATIONS

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, loss (gain) on sale of assets and impairment charge. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Years Ended December 31,			% Change	% Change
	2015	2014	2013	2015 to 2014	2014 to 2013
Net Revenue
Television	$159,081	$165,472	$156,994	(4)%	5%
Radio	76,161	69,922	66,922	9%	4%
Digital	18,892	6,644	—	184%	100%
Consolidated	254,134	242,038	223,916	5%	8%

Cost of revenue - digital media	7,242	2,993	—	142%	100%

Direct operating expenses
Television	60,125	61,162	61,356	(2)%	(0)%
Radio	43,351	41,349	40,063	5%	3%
Digital	6,847	2,363	—	190%	100%
Consolidated	110,323	104,874	101,419	5%	3%
Selling, general and administrative expenses
Television	20,541	19,685	18,064	4%	9%
Radio	18,619	16,773	15,759	11%	6%
Digital	3,655	1,348	—	171%	100%
Consolidated	42,815	37,806	33,823	13%	12%
Depreciation and amortization
Television	11,569	10,680	12,084	8%	(12)%
Radio	3,224	3,391	2,869	(5)%	18%
Digital	1,196	592	—	102%	100%
Consolidated	15,989	14,663	14,953	9%	(2)%
Segment operating profit (loss)
Television	66,846	73,945	65,490	(10)%	13%
Radio	10,967	8,409	8,231	30%	2%
Digital	(48)	(652)	—	(93)%	100%
Consolidated	77,765	81,702	73,721	(5)%	11%
Corporate expenses	22,520	21,301	19,771	6%	8%
Impairment charge	—	735	—	(100)%	100%
Operating income	$55,245	$59,666	$53,950	(7)%	11%
Consolidated adjusted EBITDA (1)	$76,324	$79,277	$73,003	(4)%	9%
Capital expenditures
Television	$7,631	$6,084	$7,243
Radio	5,532	2,995	2,505
Digital	385	32	—
Consolidated	$13,548	$9,111	$9,748
Total assets
Television	$371,095	$380,775	$412,487
Radio	132,395	124,050	125,750
Digital	24,698	22,942	—
Consolidated	$528,188	$527,767	$538,237

*	Percentage not meaningful.
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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of December 31): 2015, 3.9 to 1; 2014, 4.0 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Consolidated adjusted EBITDA (1)	$76,324	$79,277	$73,003
Interest expense	(13,047)	(13,904)	(24,631)
Interest income	45	50	44
Gain (loss) on debt extinguishment	(204)	(246)	(29,675)
Income tax (expense) benefit	(16,414)	(18,444)	134,137
Amortization of syndication contracts	(360)	(440)	(587)
Payments on syndication contracts	510	578	1,258
Non-cash stock-based compensation included in direct operating expenses	(1,931)	(1,294)	(1,070)
Non-cash stock-based compensation included in corporate expenses	(3,309)	(3,057)	(3,701)
Depreciation and amortization	(15,989)	(14,663)	(14,953)
Impairment charge	-	(735)	-
Net income	25,625	27,122	133,825
Depreciation and amortization	15,989	14,663	14,953
Impairment charge	-	735	-
Deferred income taxes	15,664	17,585	(134,975)
Amortization of debt issue costs	797	820	1,647
Amortization of syndication contracts	360	440	587
Payments on syndication contracts	(510)	(578)	(1,258)
Non-cash stock-based compensation	5,240	4,351	4,771
(Gain) loss on debt extinguishment	204	246	29,675
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	871	(6,128)	(8,706)
(Increase) decrease in prepaid expenses and other assets	(499)	(1,183)	(509)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,458)	(3,661)	(7,255)
Cash flows from operating activities	$62,283	$54,412	$32,755

(footnotes on preceding page)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Consolidated Operations

Certain amounts in the Company’s prior period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation.

Net Revenue. Net revenue increased to $254.1 million for the year ended December 31, 2015 from $242.0 million for the year ended December 31, 2014, an increase of $12.1 million. Of the overall increase, $6.3 million was attributed to our radio segment and was primarily attributable to increases in local and national advertising revenue, partially offset by the absence of World Cup and significant political advertising revenue in 2015 compared to 2014. Additionally, approximately $12.2 million of the overall increase was attributed to our digital media segment, resulting from our acquisition of Pulpo in June 2014 and which did not contribute to results in the full comparable period in 2014. These increases were partially offset by a decrease of $6.4 million that was attributed to our television segment, primarily due to the absence of World Cup and significant political advertising revenue in 2015 compared to 2014, and a decrease in local advertising revenue, partially offset by an increase of approximately $10.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator, and an increase in retransmission consent revenue.

We currently anticipate that for the full year 2016, net revenue will increase from political advertising, retransmission consent revenue, and digital media revenue.

Cost of revenue. Cost of revenue increased to $7.2 million for the year ended December 31, 2015 from $3.0 million for the year ended December 31, 2014, resulting from our acquisition of Pulpo in June 2014 and which did not contribute to results in the full comparable period in 2014.

Direct Operating Expenses. Direct operating expenses increased to $110.3 million for the year ended December 31, 2015 from $104.9 million for the year ended December 31, 2014, an increase of $5.4 million. Of the overall increase, $2.1 million was attributed to our radio segment and was primarily attributable to expenses associated with the increase in advertising revenue, an increase in production and salary expenses, and expenses for our radio network upfront. Additionally, $4.4 million of the overall increase was attributed to our digital media segment, resulting from our acquisition of Pulpo in June 2014 and which did not contribute to results in the full comparable period in 2014. This increase was partially offset by a decrease of approximately $1.1 million in our television segment that was primarily attributable to decreased expenses associated with the decrease in advertising revenue, partially offset by an increase in salary expense. As a percentage of net revenue, direct operating expenses remained constant at 43% for the years ended December 31, 2015 and 2014.

We believe that direct operating expenses will continue to increase during 2016 primarily as a result of employee salary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $42.8 million for the year ended December 31, 2015 from $37.8 million for the year ended December 31, 2014, an increase of $5.0 million. Of the overall increase, approximately $0.8 million was attributed to our television segment and was primarily attributable to an increase in salary expense. Additionally, $1.8 million of the overall increase was attributed to our radio segment and was primarily attributable to increases in rent expense, salary expense, and promotional expenses. The remaining $2.4 million of the overall increase was attributed to our digital media segment, resulting from our acquisition of Pulpo in June 2014 and which did not contribute to results in the full comparable period in 2014. As a percentage of net revenue, selling, general and administrative expenses increased to 17% for the year ended December 31, 2015 from 16% for the year ended December 31, 2014.

We believe that selling, general and administrative expenses will increase during 2016 primarily as a result of employee salary increases.

Corporate expenses increased to $22.5 million for the year ended December 31, 2015 from $21.3 million for the year ended December 31, 2014, an increase of $1.2 million. The increase was primarily attributable to an increase in salary expense and legal expense, partially offset by transaction costs associated with the acquisition of Pulpo in June 2014 that did not recur in 2015. As a percentage of net revenue, corporate expenses remained constant at 9% for each of the years ended December 31, 2015 and 2014.

We believe that corporate expenses will continue to increase during 2016 primarily as a result of employee salary increases.

Depreciation and Amortization. Depreciation and amortization increased to $16.0 million for the year ended December 31, 2015 from $14.7 million for the year ended December 31, 2014, an increase of $1.3 million. The increase was primarily due to amortization related to intangibles associated with our acquisition of Pulpo in June 2014 and depreciation related to additions of property and equipment, partially offset by a decrease in depreciation as certain assets are now fully depreciated.

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

Operating Income. As a result of the above factors, operating income was $55.2 million for the year ended December 31, 2015, compared to $59.7 million for the year ended December 31, 2014.

Interest Expense. Interest expense decreased to $13.0 million for the year ended December 31, 2015 from $13.9 million for the year ended December 31, 2014, a decrease of $0.9 million. This decrease was primarily attributable to a $20.0 million prepayment to reduce the amount of debt outstanding on December 30, 2014.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $0.2 million for each of the years ended December 31, 2015 and 2014, related to capitalized finance costs written off due to partial prepayments of our debt.

Income Tax Expense or Benefit. Income tax expense for the year ended December 31, 2015 was $16.4 million or 39% of our pre-tax income. Income tax expense for the year ended December 31, 2014 was $18.4 million or 40% of our pre-tax income.

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

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $159.1 million for the year ended December 31, 2015 from $165.5 million for the year ended December 31, 2014, a decrease of $6.4 million. This decrease was primarily due to the absence of World Cup and significant political advertising revenue in 2015 compared to 2014, partially offset by an increase of approximately $10.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator, and an increase in retransmission consent revenue. We generated a total of $27.9 million and $26.4 million in retransmission consent revenue for the years ended December 31, 2015 and 2014, respectively. We anticipate that retransmission consent revenue for the full year 2016 will be greater than it was for the full year 2015 and will continue to be a growing source of net revenue in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $60.1 million for the year ended December 31, 2015 from $61.2 million for the year ended December 31, 2014, a decrease of $1.1 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $20.5 million for the year ended December 31, 2015 from $19.7 million for the year ended December 31, 2014, an increase of approximately $0.8 million. The increase was primarily attributable to an increase in salary expense.

Radio

Net Revenue. Net revenue in our radio segment increased to $76.2 million for the year ended December 31, 2015 from $69.9 million for the year ended December 31, 2014, an increase of $6.3 million. The increase was primarily attributable to increases in local and national advertising revenue, partially offset by the absence of World Cup and significant political advertising revenue in 2015 compared to 2014.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $43.4 million for the year ended December 31, 2015 from $41.3 million for the year ended December 31, 2014, an increase of $2.1 million. The increase was primarily attributable to expenses associated with the increase in advertising revenue, an increase in production and salary expenses, and expenses for our radio network upfront.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $18.6 million for the year ended December 31, 2015 from $16.8 million for the year ended December 31, 2014, an increase of $1.8 million. The increase was primarily attributable to increases in rent expense, salary expense, and promotional expenses.

Digital Media

Note: Because we created the digital media segment in the third quarter of 2014, discussion and analysis of the comparisons of the year ended December 31, 2015 to the year ended December 31, 2014 is not meaningful.

Net Revenue.  Net revenue in our digital media segment was $18.9 million for the year ended December 31, 2015 compared to $6.6 million for the year ended December 31, 2014.

Cost of revenue.  Cost of revenue in our digital media segment was $7.2 million for the year ended December 31, 2015 compared to $3.0 million for the year ended December 31, 2014.

Direct operating expenses. Direct operating expenses in our digital media segment were $6.8 million for the year ended December 31, 2015 compared to $2.4 million for the year ended December 31, 2014.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital media segment were $3.7 million for the year ended December 31, 2015 compared to $1.3 million for the year ended December 31, 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Consolidated Operations

Certain amounts in the Company’s prior period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation.

Net Revenue. Net revenue increased to $242.0 million for the year ended December 31, 2014 from $223.9 million for the year ended December 31, 2013, an increase of $18.1 million. Of the overall increase, $8.5 million was attributed to our television segment and was primarily attributable to advertising revenue from the World Cup, an increase in retransmission consent revenue, and an increase in political advertising revenue, which was not material in 2013, partially offset by decreases in national and local advertising revenue. Additionally, $3.0 million of the overall increase was attributed to our radio segment and was primarily attributable to advertising revenue from the World Cup, an increase in national advertising revenue, and an increase in political advertising revenue, which was not material in 2013, partially offset by a decrease in local advertising revenue. The remaining $6.6 million of the overall increase was attributed to our new digital media segment, resulting from our acquisition of Pulpo in June 2014 and which did not contribute to net revenue in periods prior to the third quarter of 2014.

We currently anticipate that for the full year 2015, net revenue will increase from digital media and retransmission consent revenue, whereas net revenue will decrease from the absence of World Cup and significant political advertising compared to 2014.

Cost of revenue. Cost of revenue was $3.0 million for the year ended December 31, 2014 due to the acquisition of Pulpo in June 2014.

Direct Operating Expenses. Direct operating expenses increased to $104.9 million for the year ended December 31, 2014 from $101.4 million for the year ended December 31, 2013, an increase of $3.5 million. Of the overall increase, approximately $1.2 million was attributed to our radio segment and was primarily attributable to an increase in salary expense. Additionally, $2.4 million of the overall increase was attributed to our new digital media segment, resulting from our acquisition of Pulpo in June 2014. As a percentage of net revenue, direct operating expenses decreased to 43% for the year ended December 31, 2014 from 45% for the year ended December 31, 2013. Direct operating expenses as a percentage of net revenue decreased because the increase in net revenue outpaced the increase in direct operating expenses.

We believe that direct operating expenses will continue to increase during 2015 primarily as a result of employee salary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $37.8 million for the year ended December 31, 2014 from $33.8 million for the year ended December 31, 2013, an increase of $4.0 million. Of the overall increase, $1.6 million was attributed to our television segment and was primarily attributable to increases in bad debt expense, insurance and salary expense. Additionally, $1.0 million of the overall increase was attributed to our radio segment and was primarily attributable to increases in employee benefits costs and payroll taxes associated with the increase in salary expense. The remaining $1.3 million of the overall increase was attributed to our new digital media segment, resulting from our acquisition of Pulpo in June

2014. As a percentage of net revenue, selling, general and administrative expenses increased to 16% for the year ended December 31, 2014 from 15% for the year ended December 31, 2013.

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

Direct Operating Expenses. Direct operating expenses in our television decreased to $61.2 million for the year ended December 31, 2014 from $61.4 million for the year ended December 31, 2013, a decrease of $0.2 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $19.7 million for the year ended December 31, 2014 from $18.1 million for the year ended December 31, 2013, an increase of $1.6 million. The increase was primarily attributable to increases in bad debt expense, insurance and salary expense.

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

Digital Media

The digital media segment was formed as of the beginning of the third quarter of 2014 in connection with the acquisition of Pulpo on June 18, 2014. The results of this new segment for the interim period between the acquisition date and the beginning of the third quarter were not significant and were included in the radio segment.

Net Revenue.  Net revenue in our digital media segment was $6.6 million for the year ended December 31, 2014.

Cost of revenue.  Cost of revenue in our digital media segment was $3.0 million for the year ended December 31, 2014.

Direct operating expenses. Direct operating expenses in our digital media segment were $2.4 million for the year ended December 31, 2014.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital media segment were $1.3 million for the year ended December 31, 2014

Liquidity and Capital Resources

We had net income of approximately $25.6 million, $27.1 million, and $133.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. We had positive cash flow from operations of $62.3 million, $54.4 million and $32.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

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

On August 1, 2013, we drew down on our Term Loan B Facility. Those borrowings were used to (i) repay in full all of the outstanding loans under our Term Loan A Facility; (ii) redeem in full and terminate all of its outstanding obligations (the “Redemption”) on August 2, 2013 (the “Redemption Date”) under the Indenture, in an aggregate principal amount of approximately $324 million, and (iii) pay any fees and expenses in connection therewith. The redemption price for the then-outstanding notes (the “Notes”) that we redeemed was 106.563% of the principal amount, plus accrued and unpaid interest thereon to the Redemption Date.

The Redemption constituted a complete redemption of the Notes, such that no amount remained outstanding following the Redemption. Accordingly, the indenture relating to the Notes (the “Indenture”) was satisfied and discharged in accordance with its terms and the Notes were cancelled, effective as of the Redemption Date.

On December 31, 2013, we made a prepayment of $10.0 million to reduce the amount of loans outstanding under our Term Loan B Facility.

On December 30, 2014, we made a prepayment of $20.0 million to reduce the amount of loans outstanding under our Term Loan B Facility.

Also on December 31, 2015, we made a prepayment of $20.0 million to reduce the amount of loans outstanding under our Term Loan B Facility.

Share Repurchase Program

On August 18, 2014, our Board of Directors approved a share repurchase program of up to $10.0 million of the Company’s outstanding common stock. On November 25, 2014, our Board of Directors approved an extension of the share repurchase program with a repurchase authorization of up to an additional $10.0 million of the Company’s outstanding common stock, for a total repurchase authorization of up to $20.0 million. Under the share repurchase program we were authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The stock repurchase program may be suspended or discontinued at any time without prior notice

We did not repurchase any shares of Class A common stock during 2015. As of December 31, 2015, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08 since the beginning of this program, for an aggregate purchase price of approximately $12.5 million. All repurchased shares were retired as of December 31, 2014.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $76.3 million for the year ended December 31, 2015 from $79.3 million for the year ended December 31, 2014, a decrease of $3.0 million, or 4%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 30% for the year ended December 31, 2015, from 33% for the year ended December 31, 2014.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of December 31): 2015, 3.9 to 1; 2014, 4.0 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow provided by operating activities was $62.3 million for the year ended December 31, 2015 compared to net cash flow provided by operating activities of $54.4 million for the year ended December 31, 2014. We had net income of $25.6 million for the year ended December 31, 2015, which was partially offset by non-cash items, including depreciation and amortization expense of $16.0 million, and deferred income taxes of $15.7 million. We had net income of $27.1 million for the year ended December 31, 2014, which was partially offset by non-cash items, including depreciation and amortization expense of $14.7 million, and deferred income taxes of $17.6 million. We expect to have positive cash flow from operating activities for the 2016 year.

Net cash flow used in investing activities was $13.7 million for the year ended December 31, 2015, compared to net cash flow used in investing activities of $23.7 million for the year ended December 31, 2014. During the year ended December 31, 2015, we spent $13.7 million on net capital expenditures. During the year ended December 31, 2014, we acquired Pulpo for $15.0 million and spent $8.6 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $10.5 million during the full year 2016. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $31.9 million for the year ended December 31, 2015, compared to net cash flow used in financing activities of $43.3 million for the year ended December 31, 2014. During the year ended December 31, 2015, we made debt payments of $23.8 million, dividend payments of $9.3 million, a contingent consideration payment of $1.0 million, and received proceeds of $2.2 million related to the issuance of common stock upon the exercise of stock options. During the year ended December 31, 2014, we made debt payments of $23.8 million, repurchased our Class A shares for $12.5 million, made dividend payments of $8.9 million, and received proceeds of $1.8 million related to the issuance of common stock upon the exercise of stock options.

Commitments and Contractual Obligations

Our material contractual obligations at December 31, 2015 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt and related interest (1)	$374,144	$18,047	$35,701	$320,396	$-
Media research and ratings providers (2)	26,920	13,285	13,617	18	-
Operating leases (3)	71,255	9,148	15,679	13,700	32,728
Other material non-cancelable contractual obligations (4)	6,557	1,854	3,962	733	8
Total contractual obligations	$478,876	$42,334	$68,959	$334,847	$32,736

(1)

These amounts represent estimated future cash interest payments and mandatory principal payments related to our 2013 Credit Facility. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.

(2)	We have agreements with certain media research and ratings providers, expiring at various dates through March 2019, to provide television and radio audience measurement services.
(3)

We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through December 2059. These amounts do not include month-to-month leases.

(4)

These amounts consist primarily of obligations for sales software licenses. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.8 million of liabilities related to uncertain tax positions have been excluded from the table above.

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

Goodwill impairment testing is a multi-step process.  We first determine, based on a qualitative assessment, whether it is more likely than not that the fair value of each of our reporting units is less than their respective carrying amounts.  We have determined that each of our operating segments is a reporting unit.

If it is deemed more likely than not that the fair value of a reporting unit is less than the carrying value based on this initial assessment, the next step is a quantitative comparison of the fair value of the reporting unit to its carrying amount. If a reporting unit’s estimated fair value is equal to or greater than that reporting unit’s carrying value, no impairment of goodwill exists and the testing is complete. However, if the reporting unit’s carrying amount is greater than the estimated fair value, the final step must be completed to measure the amount of impairment of goodwill, if any. The final step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. If the implied fair value of goodwill is less than the carrying value of goodwill, then an impairment exists and an impairment loss is recorded for the amount of the difference.

We applied the guidance of Accounting Standards Update (“ASU”) No. 2011-8, “Testing Goodwill for Impairment” (“ASU 2011-8”), for the year ended December 31, 2015.  Under this guidance, we would not be required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  We performed a qualitative assessment of the television reporting unit in accordance with ASU 2011-8 and determined that it was more likely than not that its fair value was greater than its carrying amount.  We did not reach a definitive conclusion on the digital reporting unit under ASU 2011-8 so we performed the first step of goodwill impairment testing and compared the fair value of the digital reporting unit to its carrying amount.

As of December 31, 2015, we had $35.9 million of goodwill in our television reporting unit. We performed a qualitative assessment of the television reporting unit and determined that it was more likely than not that its fair value was greater than its carrying amount so we were not required to calculate the fair value of the television reporting unit. In our goodwill testing in 2013, the fair value of our television reporting unit was greater than the carrying value by 215%.  Therefore, we do not believe that we are at risk of failing step one of the goodwill impairment test in our television reporting unit for at least the foreseeable future. If it is more likely than not that its fair value is less than its carrying amount in future periods, we would, at that time, have to proceed to the two-step process of goodwill impairment testing.

As of December 31, 2015, we had $14.2 million of goodwill in our digital media reporting unit. The fair value of our digital reporting unit was greater than the carrying value by 114%. If the fair value of our digital media reporting unit is less than the carrying value in future periods, we would, at that time, have to proceed to the second step of the goodwill impairment testing process.

As of December 31, 2015, we had no goodwill in our radio reporting unit.

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

The income approach estimates fair value based on our estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of that reporting unit. The income approach also requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimated our discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated our revenue projections and profit margin projections based on internal forecasts about future performance.

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

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions we make about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The fair values of our television FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 75% to over 1,000%. The fair values of our radio FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 6% to over 150%.

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

We generate revenue under arrangements that are sold on a standalone basis within a specific segment, and those that are sold on a combined basis across multiple segments. We have determined that in such revenue arrangements which contain multiple products and services, revenues are allocated based on the relative fair value of each delivered item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

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

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through March 31, 2016. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. As permitted, we elected to early adopt this standard and applied the requirements retrospectively to the prior period presented in the Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  It is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted, except for certain amendments in this ASU. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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

We conducted a review of our television indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we did not record impairment in 2015 as the fair values of our television FCC licenses for each of our market clusters was greater than their respective carrying values. The fair values exceeded the carrying values in amounts ranging from 75% to over 1,000%.

We conducted our annual review of our television reporting unit in accordance with ASU 2011-8 and determined that it is more likely than not that its fair value is greater than its carrying amount.  During our qualitative assessment, we considered adverse events or circumstances which could affect the fair value of our television reporting unit.  We considered macroeconomic conditions, the broadcasting industry, the Spanish-language advertising industry, cost factors, our financial performance, our share price and other relevant events in our analysis. We also took into consideration that the fair value of our television reporting unit was greater than the carrying value by 215% in the 2013 year impairment testing. Based on our analysis, we determined that it is more likely than not that our television reporting unit fair value exceeded its carrying value, so no impairment of goodwill was recorded.

Radio

In calculating the estimated fair value of our radio FCC licenses, we used models that rely on various assumptions, such as future cash flows, discount rates and multiples. The estimates of future cash flows assume that the radio segment revenues will increase significantly faster than the increase in the radio expenses, and therefore the radio assets will also increase in value. If any of the estimates of future cash flows, discount rates, multiples or assumptions were to change in any future valuation, it could affect our impairment analysis and cause us to record an additional expense for impairment.

We conducted a review of our radio indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we did not record impairment in 2015 as the fair values of our radio FCC licenses for each of our market clusters was greater than their respective carrying values. The fair values exceeded the carrying values in amounts ranging from 6% to over 150%.

We did not have any goodwill in our radio reporting unit at December 31, 2015.

Digital Media

We conducted our annual review of our digital media reporting unit as part of our goodwill testing and determined that the carrying value of our digital reporting unit exceeded the fair value. The fair value of the digital reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on the historical performance of the Pulpo business and projected trends in the digital industry and Hispanic market.  The projections also factor in continued growth in local sales of digital media as we continue to roll out the Pulpo product to our local sales teams. Based on the assumptions and estimates described above, the digital reporting unit fair value was greater than its carrying value by 114%. As a result, we passed the first step of the goodwill impairment test and no impairment of goodwill for our digital media reporting unit was recorded for the year ended December 31, 2015.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2015. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

Interest Rates

As of December 31, 2015, we had $316.6 million of variable rate bank debt outstanding under our 2013 Credit Facility. The debt bears interest at LIBOR plus a margin of 2.5%. The LIBOR rate is subject to a 1.0% floor, effectively resulting in an effective interest rate of 3.5% at December 31, 2015, not taking into account the mandatory interest rate swap agreements that took effect on that date. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin. If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2015 level, not taking into account the mandatory interest rate swap agreements that took effect on that date, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.8 million based on the outstanding balance of our term loan as of December 31, 2015.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the years ended December 31, 2015 and 2014 was a loss of $2.0 million and $2.4 million, net of tax, respectively, and was included in other comprehensive income (loss). As of December 31, 2015, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-33.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Our independent registered public accounting firm, Grant Thornton LLP, which has audited and reported on our financial statements, issued an attestation report regarding our internal controls over financial reporting as of December 31, 2015. Grant Thornton LLP’s report is included in this annual report below.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Entravision Communications Corporation

We have audited the internal control over financial reporting of Entravision Communications Corporation (a Delaware corporation) and its subsidiaries,  (collectively, the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 9, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 9, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and matters pertaining to our corporate governance policies and procedures are set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Directors” and “Corporate Governance” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders scheduled to be held on May 26, 2016, or the 2016 Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of our executive officers and directors is set forth in “Proposal 1—Election of Directors” under the caption “Director Compensation” and under the caption “Summary of Cash and Certain Other Compensation” in the 2016 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and under the caption “Summary of Cash and Certain Other Compensation” in the 2016 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding relationships or transactions between our affiliates and us is set forth under the caption “Certain Relationships and Related Transactions” in the 2016 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to and services performed by our independent accountants is set forth in “Proposal 2—Ratification of Appointment of Independent Auditor” under the caption “Audit and Other Fees” in the 2016 Proxy Statement. Such information is incorporated herein by reference.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2(20)	Fourth Amended and Restated Bylaws, as adopted on December 3, 2014

10.1(3)†	2000 Omnibus Equity Incentive Plan

10.2(6)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(3)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(7)†	Employment Agreement effective as of January 1, 2014 by and between the registrant and Walter F. Ulloa

10.5(23)†	Executive Employment Agreement effective as of January 1, 2016 by and between the registrant and Jeffery A. Liberman

10.6(23)†	Executive Employment Agreement effective as of January 1, 2016 between the registrant and Christopher T. Young

10.7(23)†	Executive Employment Agreement effective as of January 1, 2016 between the registrant and Mario M. Carrera

10.8(15)†	Executive Employment Agreement effective as of September 1, 2012 between the registrant and Mario M. Carrera

10.9(21)†	Amendment No. 1, effective as of January 1, 2015, to Executive Employment Agreement between the registrant and Mario M. Carrera

10.10(3)†	Form of Indemnification Agreement for officers and directors of the registrant

10.11(3)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.12(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.13(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.14(3)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.15(9)

First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

Exhibit Number	Exhibit Description

10.16(8)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.17(13)	Third Amendment to Lease effective as of January 31, 2011 by and between Water Garden Company L.L.C. and the registrant

10.18(10)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.19(14)

Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.20(10)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.21(14)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.22(2)†	2004 Equity Incentive Plan

10.23(11)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.24(12)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.25(17)†	Third Amendment, dated as of April 23, 2014, to 2004 Equity Incentive Plan

10.26(18)†	Fourth Amendment, dated as of May 21, 2014, to 2004 Equity Incentive Plan

10.27(6)†	Form of Stock Option Award under the 2004 Equity Incentive Plan
8
10.28(19)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (employees)

10.29(22)	Revised Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (employees)

10.30(22)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (consultants)

10.31*	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (performance-based)

10.32(4)	2001 Employee Stock Purchase Plan

10.33(5)	First Amendment, dated as of December 31, 2005, to 2001 Employee Stock Purchase Plan

10.34(19)†	Non-Employee Director Compensation Policy

10.35(16)

Credit Agreement, dated as of May 31, 2013, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto as Lenders, CitiGroup Global Markets, Inc., MacQuarie Capital (USA) Inc. and RBC Capital Markets, as Co-Syndication Agents and Joint Lead Arrangers, and GE Capital Markets, Inc., as Joint Lead Arranger and Sole Bookrunner

10.36(16)

Amended and Restated Security Agreement, dated August 1, 2013, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Agent

21.1*	Subsidiaries of the registrant

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of RSM US LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

Exhibit Number	Exhibit Description

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(3)

Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.

(4)	Incorporated by reference from Annex B to our definitive Proxy Statement on Schedule 14A, filed with the SEC on April 9, 2001.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 24, 2006.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 20, 2013.
(8)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 25, 2011.
(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 5, 2012.
(15)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 11, 2013.
(16)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2013.
(17)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014.
(18)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 30, 2014.
(19)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014.
(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 5, 2014.
(21)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 24, 2014.
(22)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015.
(23)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 1, 2016.

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 9, 2016

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

Signature	Title	Date

/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 9, 2016

/s/ CHRISTOPHER T. YOUNG Christopher T. Young	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 9, 2016

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 9, 2016

/s/ ESTEBAN E. TORRES Esteban E. Torres	Director	March 9, 2016

/s/ GILBERT R. VASQUEZ Gilbert R. Vasquez	Director	March 9, 2016

/s/ JULES G. BUENABENTA Jules G. Buenabenta	Director	March 9, 2016

/s/ Patricia Diaz Dennis Patricia Diaz Dennis	Director	March 9, 2016

/s/ Juan Saldivar von Wuthenau Juan Saldivar von Wuthenau	Director	March 9, 2016

ENTRAVISION COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Entravision Communications Corporation

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation (a Delaware corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’  equity, and cash flows for each of the two years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Los Angeles, California
March 9, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Entravision Communications Corporation

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows of Entravision Communications Corporation (the Company) and its subsidiaries for the year ended December 31, 2013. Our audits also included the financial statement schedule of Entravision Communications Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Entravision Communications Corporation and its subsidiaries and their cash flows for the year ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ RSM US LLP
Los Angeles, California
March 10, 2014

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(In thousands, except share and per share data)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$47,924	$31,260
Trade receivables, net of allowance for doubtful accounts of $3,040 and $3,100 (including related parties of $5,534 and $10,882)	66,399	64,956
Prepaid expenses and other current assets (including related parties of $274 and $274)	5,705	5,295
Total current assets	120,028	101,511
Property and equipment, net of accumulated depreciation of $198,282 and $193,532	57,874	56,784
Intangible assets subject to amortization, net of accumulated amortization of $78,234 and $74,697 (including related parties of $13,918 and $16,239)	16,656	20,193
Intangible assets not subject to amortization	220,701	220,701
Goodwill	50,081	50,081
Deferred income taxes	57,929	72,458
Other assets	4,919	6,039
Total assets	$528,188	$527,767
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$3,750
Advances payable, related parties	118	118
Accounts payable and accrued expenses (including related parties of $3,791 and $3,695)	29,669	32,195
Total current liabilities	33,537	36,063
Long-term debt, less current maturities	312,813	336,563
Other long-term liabilities	14,565	9,583
Total liabilities	360,915	382,209
Commitments and contingencies (note 11)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2015 64,477,171; 2014 58,893,970	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2015 14,927,613; 2014 18,930,035	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2015 and 2014 9,352,729	1	1
Additional paid-in capital	910,228	912,161
Accumulated deficit	(738,849)	(764,474)
Accumulated other comprehensive income (loss)	(4,115)	(2,138)
Total stockholders' equity	167,273	145,558
Total liabilities and stockholders' equity	$528,188	$527,767

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share data)

	2015	2014	2013
Net revenue	$254,134	$242,038	$223,916
Expenses:
Cost of revenue - digital media	7,242	2,993	-
Direct operating expenses (including related parties of $9,306, $10,655, and $10,322) (including non-cash stock-based compensation of $1,931, $1,294, and $1,070)	110,323	104,874	101,419
Selling, general and administrative expenses	42,815	37,806	33,823
Corporate expenses (including non-cash stock-based compensation of $3,309, $3,057, and $3,701)	22,520	21,301	19,771
Depreciation and amortization (includes direct operating of $10,326, $10,037, and $11,176; selling, general and administrative of $4,219, $3,847, and $2,923; and corporate of $1,444, $779, and $854) (including related parties of $2,321, $2,320, and $2,320)	15,989	14,663	14,953
Impairment charge	-	735	-
	198,889	182,372	169,966
Operating income	55,245	59,666	53,950
Interest expense	(13,047)	(13,904)	(24,631)
Interest income	45	50	44
Loss on debt extinguishment	(204)	(246)	(29,675)
Income (loss) before income taxes	42,039	45,566	(312)
Income tax (expense) benefit	(16,414)	(18,444)	134,137
Net income	$25,625	$27,122	$133,825
Basic and diluted earnings per share:
Net income per share, basic	$0.29	$0.31	$1.53
Net income per share, diluted	$0.28	$0.30	$1.50

Cash dividends declared per common share, basic	$0.11	$0.10	$0.13
Cash dividends declared per common share, diluted	$0.10	$0.10	$0.12

Weighted average common shares outstanding, basic	87,920,230	88,680,322	87,401,123
Weighted average common shares outstanding, diluted	90,295,185	90,943,734	89,338,696

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share data)

	2015	2014	2013
Net income	$25,625	$27,122	$133,825
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements	(1,977)	(2,372)	234
Total other comprehensive income (loss)	(1,977)	(2,372)	234
Comprehensive income	$23,648	$24,750	$134,059

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2015, 2014 and 2013

(In thousands, except share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2013	54,404,226	22,188,161	9,352,729	-	$5	$2	$1	$930,814	$(925,421)	$—	$5,401
Issuance of common stock upon exercise of stock options or awards of restricted stock units	2,170,438	—	—	—	1	—	—	2,806	—	—	2,807
Stock-based compensation expense	—	—	—	—	—	—	—	4,771	—	—	4,771
Class B common stock exchanged for Class A common stock	3,218,939	(3,218,939)	—	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(11,014)	—	—	(11,014)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	234	234
Net income for the year ended December 31, 2013	—	—	—	—	—	—	—	—	133,825	—	133,825
Balance, December 31, 2013	59,793,603	18,969,222	9,352,729	-	$6	$2	$1	$927,377	$(791,596)	$234	$136,024
Issuance of common stock upon exercise of stock options or awards of restricted stock units	1,531,100	—	—	—	—	—	—	1,841	—	—	1,841
Stock-based compensation expense	—	—	—	—	—	—	—	4,351	—	—	4,351
Class B common stock exchanged for Class A common stock	39,187	(39,187)	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	—	—	(2,469,920)	—	—	—	(12,543)	—	—	(12,543)
Retirement of treasury stock	(2,469,920)	—	—	2,469,920	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(8,865)	—	—	(8,865)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	(2,372)	(2,372)
Net income for the year ended December 31, 2014	—	—	—	—	—	—	—	—	27,122	—	27,122
Balance, December 31, 2014	58,893,970	18,930,035	9,352,729	-	$6	$2	$1	$912,161	$(764,474)	$(2,138)	$145,558
Issuance of common stock upon exercise of stock options or awards of restricted stock units	1,580,779	—	—	—	—	—	—	2,177	—	—	2,177
Stock-based compensation expense	—	—	—	—	—	—	—	5,240	—	—	5,240
Class B common stock exchanged for Class A common stock	4,002,422	(4,002,422)	—	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(9,350)	—	—	(9,350)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	(1,977)	(1,977)
Net income for the year ended December 31, 2015	—	—	—	—	—	—	—	—	25,625	—	25,625
Balance, December 31, 2015	64,477,171	14,927,613	9,352,729	-	$6	$2	$1	$910,228	$(738,849)	$(4,115)	$167,273

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$25,625	$27,122	$133,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,989	14,663	14,953
Impairment charge	-	735	-
Deferred income taxes	15,664	17,585	(134,975)
Amortization of debt issuance costs	797	820	1,647
Amortization of syndication contracts	360	440	587
Payments on syndication contracts	(510)	(578)	(1,258)
Non-cash stock-based compensation	5,240	4,351	4,771
(Gain) loss on debt extinguishment	204	246	29,675
Changes in assets and liabilities:
(Increase) decrease in trade receivables	871	(6,128)	(8,706)
(Increase) decrease in prepaid expenses and other current assets	(499)	(1,183)	(509)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,458)	(3,661)	(7,255)
Net cash provided by operating activities	62,283	54,412	32,755
Cash flows from investing activities:
Purchases of property and equipment and intangibles	(13,696)	(8,609)	(10,174)
Purchase of a business, net of cash acquired	—	(15,048)	—
Net cash used in investing activities	(13,696)	(23,657)	(10,174)
Cash flows from financing activities:
Proceeds from stock option exercises	2,177	1,841	2,806
Payments on long-term debt	(23,750)	(23,750)	(375,984)
Dividends paid	(9,350)	(8,865)	(11,014)
Repurchase of Class A common stock	-	(12,543)	-
Payment of contingent consideration	(1,000)	-	-
Proceeds from borrowings on long-term debt	-	-	375,000
Payments of capitalized debt offering and issuance costs	-	-	(5,697)
Net cash used in financing activities	(31,923)	(43,317)	(14,889)
Net increase (decrease) in cash and cash equivalents	16,664	(12,562)	7,692
Cash and cash equivalents:
Beginning	31,260	43,822	36,130
Ending	$47,924	$31,260	$43,822
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$12,249	$15,265	$32,586
Income taxes	$750	$859	$838

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter referred to collectively as the “Company”) is a leading media company that reaches and engages Hispanics in the United States and certain border markets of Mexico across media channels and advertising platforms. Entravision’s expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio, and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2015, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting, and digital media. Through June 30, 2014, the Company operated in two reportable segments, television broadcasting and radio broadcasting.  On June 18, 2014, the Company acquired Pulpo Media Inc. (“Pulpo”), a leading provider of digital advertising services and solutions focused on reaching Hispanic audiences in the U.S. and Mexico.  Beginning with the third quarter of 2014, the Company created a new operating segment, digital media, which consists of the operations of Pulpo.  The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business. The Company believes that this information regarding the digital media segment is useful to readers of its financial statements. The results of this segment for the interim period between the acquisition date and the beginning of the third quarter of 2014 were not considered significant for reclassification. Additionally, the digital media segment was not significant to the Company’s operations prior to the acquisition of Pulpo (as discussed in Note 3), and therefore the segment information for periods prior to the third quarter of 2014 has not been restated. As of December 31, 2015, the Company owns and/or operates 56 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and the Washington, D.C. area. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 18 markets located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas and a national sales representation firm, Entravision Solutions. Entravision Solutions sells advertisements and syndicates radio programming to approximately 350 stations across the United States. The Company also owns and operates an online advertising platform that delivers digital advertising in a variety of formats to reach Hispanic audiences on Internet-connected devices.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the Company’s prior period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation.

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

The Company has consolidated one entity for which it is the primary beneficiary. Total net assets and results of operations of the entity as of and for the years ended December 31, 2015 and 2014 are not significant.

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

Goodwill impairment testing is a multi-step process.  The Company first determines, based on a qualitative assessment, whether it is more likely than not that the fair value of each of its reporting units is less than their respective carrying amounts.  The Company has determined that each of its operating segments is a reporting unit.

If it is deemed more likely than not that the fair value of a reporting unit is less than the carrying value based on this initial assessment, the next step is a quantitative comparison of the fair value of the reporting unit to its carrying amount. If a reporting unit’s estimated fair value is equal to or greater than that reporting unit’s carrying value, no impairment of goodwill exists and the testing is complete. However, if the reporting unit’s carrying amount is greater than the estimated fair value, the final step must be completed to measure the amount of impairment of goodwill, if any. The final step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. If the implied fair value of goodwill is less than the carrying value of goodwill, then an impairment exists and an impairment loss is recorded for the amount of the difference.

The estimated fair value of goodwill is determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to each reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to the Company’s reporting units. The market approach requires the Company to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums. In recent years, there has been a decrease in the number of comparable transactions, which makes the market approach of comparable transactions and transaction premiums more difficult to estimate than in previous years.

The income approach estimates fair value based on the Company’s estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of that reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. The Company estimated revenue projections and profit margin projections based on internal forecasts about future performance.

The Company has applied Accounting Standards Update (“ASU”) No. 2011-8, “Testing Goodwill for Impairment” (“ASU 2011-8”), for the years ended December 31, 2015 and 2014.  Under this guidance, the Company would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

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

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2015, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $0.5 million, $0.4 million and $(0.2) million for the years ended December 31, 2015, 2014 and 2013, respectively. The net charge off of bad debts aggregated $0.6 million, $0.9 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

As of December 31, 2015 and 2014, the fair value of the Company’s long-term debt was approximately $316.6 million and $340.3 million, respectively, based on an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

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

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company generates revenue under arrangements that are sold on a standalone basis within a specific segment, and those that are sold on a combined basis across multiple segments. The Company has determined that in such revenue arrangements which contain multiple products and services, revenues are allocated based on the relative fair value of each delivered item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and the Company have extended through March 31, 2016. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. Revenue for the carriage of the Company’s Univision- and UniMás-affiliated television station signals is recognized over the life of each agreement with the cable, satellite and internet-based television service providers. Advertising related to carriage of the Company’s Univision- and UniMás-affiliated television station signals is recognized at the time of broadcast. Retransmission consent revenue was $27.9 million, $26.4 million and $22.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company also generates revenue from agreements associated with television stations in order to accommodate the operations of telecommunications operators. Revenue from such agreements is recognized when the Company has relinquished all rights to operate the station on the existing channel free from interference to the telecommunications operators.

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Trade costs were approximately $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Earnings Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Basic earnings per share:
Numerator:
Net income	$25,625	$27,122	$133,825
Denominator:
Weighted average common shares outstanding, basic	87,920,230	88,680,322	87,401,123
Per share:
Net income per share	$0.29	$0.31	$1.53
Diluted earnings per share:
Numerator:
Net income	$25,625	$27,122	$133,825
Denominator:
Weighted average common shares outstanding	87,920,230	88,680,322	87,401,123
Dilutive securities:
Stock options	1,815,489	1,856,707	1,625,668
Restricted stock units	559,466	406,705	311,905
Diluted shares outstanding	90,295,185	90,943,734	89,338,696
Per share:
Net income per share	$0.28	$0.30	$1.50

Basic earnings per share is computed as net income divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the years ended December 31, 2015, 2014 and 2013, a total of 299,143, 1,116,750 and 5,670,908 shares of dilutive securities, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Comprehensive Income (loss)

For the years ended December 31, 2015 and 2014 the Company had other comprehensive loss, net of tax, of $2.0, and $2.4 million, respectively, related to the fair value of swaps. For the year ended December 31, 2013 the Company had other comprehensive income, net of tax, of $0.2 million related to the fair value of swaps.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. As permitted, the Company elected to early adopt this standard and applied the requirements retrospectively to the prior period presented in the Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  It is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted, except for certain amendments in this ASU. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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

Pulpo Acquisition

On June 18, 2014, the Company completed the acquisition of 100% of the common stock of Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Mexico. The Company acquired Pulpo in order to acquire an additional digital media platform that the Company believes will enhance its offerings to the U.S. Hispanic marketplace. The transaction was funded from the Company’s cash on hand, for an aggregate cash consideration of $15.0 million, net of cash acquired of $0.7 million, and contingent consideration with a fair value of $1.4 million as of the acquisition date.

The following is a summary of the purchase price allocation for the Company’s acquisition of Pulpo (in millions):

Accounts receivable	$1.6
Prepaids and other assets	0.1
Property and equipment	0.5
Intangible assets subject to amortization	3.4
Goodwill	14.1
Current liabilities	(1.8)
Deferred income taxes	(1.5)

The acquisition of Pulpo includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Pulpo if certain annual performance benchmarks are achieved over a three-year period. Any such additional consideration is payable 90 days after each fiscal year end beginning December 31, 2014. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the three-year period is between $0 and $3.0 million. As of December 31, 2014, the Company determined that Pulpo was less likely to earn the full amount of the contingent consideration for the years 2015 and 2016. Therefore, the Company adjusted the fair value of the contingent consideration in the fourth quarter of 2014 to $1.3 million. Performance targets were achieved for the year ended December 31, 2014, and, accordingly, a payment of $1.0 million was made to the sellers in the first quarter of 2015. In the second quarter of 2015, the Company determined that Pulpo was not likely to earn any amount of the contingent consideration for the fiscal year 2015. Therefore, the Company adjusted the fair value of the contingent consideration in the second quarter of 2015 to $0.1 million. In the fourth quarter of 2015, the Company determined that Pulpo was not likely to earn any amount of the contingent consideration for the fiscal year 2016. Therefore, the Company further adjusted the fair value of the contingent consideration in the fourth quarter of 2015 to $0. The adjustments are included in corporate expense in the accompanying consolidated statements of operations.

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

Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to the Company’s financial position or results of operations for any of the periods presented.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2015 and 2014 is as follows (in thousands):

	December 31,			December 31,			December 31,
	2013	Acquisition	Impairment	2014	Acquisition	Impairment	2015
Television	$35,912	-	-	$35,912	-	-	$35,912
Radio	735	-	(735)	-	-	-	-
Digital	-	14,169	-	14,169	-	-	14,169
Consolidated	$36,647	$14,169	$(735)	$50,081	$-	$-	$50,081

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2015 and 2014 is as follows (in thousands):

		2015			2014
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	6	$65,089	$51,172	$13,917	$65,089	$48,851	$16,238
Customer base	2	3,146	1,789	1,357	3,146	935	2,211
Other	10	26,655	25,273	1,382	26,655	24,911	1,744
Total assets subject to amortization:		$94,890	$78,234	$16,656	$94,890	$74,697	$20,193
Intangible assets not subject to amortization:
FCC licenses				220,701			220,701
Total intangible assets				$237,357			$240,894

The aggregate amount of amortization expense for the years ended December 31, 2015, 2014 and 2013 was approximately $3.5 million, $3.0 million and $2.5 million, respectively. Estimated amortization expense for each of the years ended December 31, 2016 through 2020 is as follows (in thousands):

Estimated Amortization Expense	Amount
2016	$3,500
2017	3,100
2018	2,600
2019	2,400
2020	2,300

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

The Company conducted a review of the fair value of the television reporting unit.  The Company performed a qualitative assessment and determined that it is more likely than not that its fair value is greater than its carrying amount.  As such, the two-step impairment test was unnecessary and no impairment of goodwill of the television reporting unit was recorded in 2015 and 2014.

The Company also conducted a review of the fair value of the digital reporting unit. The fair value of the digital reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on the historical performance of the Pulpo business and projected trends in the digital industry and Hispanic market.  The projections also factor in continued growth in local sales of digital media as the Company continues to roll out the Pulpo product to its local sales teams. Based on the assumptions and estimates described above, the digital reporting unit fair value was greater than its carrying value. As a result, the Company passed the first step of the goodwill impairment test and no impairment of goodwill was recorded for the year ended December 31, 2015.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2015 and 2014. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company did not record impairment of FCC licenses for the year ended December 31, 2015 and 2014.

The Company conducted a review of the fair value of the radio reporting unit in 2014. The fair value of each reporting unit was primarily determined by using a combination of a market approach and an income approach. The income approach estimates fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of that reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. The Company estimated the revenue projections and profit margin projections based on internal forecasts about future performance. The market-based approach used comparable company earnings multiples. Based on the assumptions and projections, the radio reporting unit carrying value exceeded its fair value 2014. As a result, the Company recognized an impairment loss of $0.7 million relating to the radio reporting unit goodwill for the year ended December 31, 2014 so we do not have any goodwill in our radio reporting unit at December 31, 2014. The Company did not have any goodwill in its radio reporting unit at December 31, 2015.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and 2014 consists of (in millions):

	Estimated useful life (years)	2015	2014
Buildings	39	$18.6	$18.6
Construction in progress	—	2.9	2.6
Transmission, studio and other broadcast equipment	5-15	163.3	162.5
Office and computer equipment	3-7	29.6	28.7
Transportation equipment	5	6.7	6.4
Leasehold improvements and land improvements	Lesser of lease life or useful life	26.9	23.3
		248.0	242.1
Less accumulated depreciation		198.3	193.5
		49.7	48.6
Land		8.2	8.2
		$57.9	$56.8

Depreciation expense was $12.5 million, $11.6 million, and $12.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2015 and 2014 consist of (in millions):

	2015	2014
Accounts payable	$6.6	$6.0
Accrued payroll and compensated absences	6.4	6.7
Accrued bonuses	1.5	1.0
Professional fees	0.2	0.4
Deferred revenue	3.1	4.6
Accrued national representation fees	1.1	1.2
Income taxes payable	0.3	0.3
Amounts due under joint sales agreements	2.8	2.9
Accrued property taxes	1.2	1.0
Accrued capital expenditures	0.8	1.0
Accrued media costs – digital	0.9	1.3
Other	4.8	5.8
	$29.7	$32.2

7. LONG-TERM DEBT

Long-term debt as of December 31, 2015 and 2014 is summarized as follows (in millions):

	2015	2014
Term Loan	$316.6	$340.3
Less current maturities	3.8	3.8
	$312.8	$336.5

The scheduled maturities of long-term debt as of December 31, 2015 are as follows (in millions):

Year	Amount
2016	$3.8
2017	3.8
2018	3.8
2019	3.8
2020	301.4
Thereafter	-
$316.6

Notes

On July 27, 2010, the Company completed the offering and sale of $400 million aggregate principal amount of its 8.75% Senior Secured First Lien Notes (the “Notes”). The Notes were issued at a discount of 98.722% of their principal amount with a maturity date of August 1, 2017. Interest on the Notes accrued at a rate of 8.75% per annum from the date of original issuance and was payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2011. The Company received net proceeds of approximately $388 million from the sale of the Notes (net of bond discount of $5 million and fees of $7 million), which were used to pay all indebtedness outstanding under the previous syndicated bank credit facility, terminate the related interest rate swap agreements, pay fees and expenses related to the offering of the Notes and for general corporate purposes. As discussed in more detail below, on August 2, 2013, the Company redeemed the then outstanding Notes and the indenture governing the Notes was terminated.

For the year ended December 31, 2013, the Company recognized an increase of $0.3 million in interest expense, related to amortization of the bond discount.

2012 Credit Facility

On December 20, 2012, the Company entered into a term loan and revolving credit facility of up to $50 million (the “2012 Credit Facility”), pursuant to an amended and restated agreement dated as of December 20, 2012 (the “2012 Credit Agreement”). The 2012 Credit Facility was terminated on May 31, 2013 when the Company entered into its current term loan and revolving credit facility of up to $405.0 million (the “2013 Credit Facility”).

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

On December 31, 2015, the Company made a prepayment of $20.0 million to reduce the amount of loans outstanding under the Term Loan B facility.

On December 30, 2014, the Company made a prepayment of $20.0 million to reduce the amount of loans outstanding under the Term Loan B facility.

On December 31, 2013, the Company made a prepayment of $10.0 million to reduce the amount of loans outstanding under the Term Loan B facility.

The carrying amount and estimated fair value of the Term Loan B as of December 31, 2015 were both $316.6 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

8. DERIVATIVE INSTRUMENTS

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date in December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the years ended December 31, 2015 and 2014 was a loss of $2.0 and $2.4 million, net of tax, respectively, and was included in other comprehensive income (loss). As of December 31, 2015, the Company estimates that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of December 31, 2015 was $6.6 million and was recorded in “Other long-term liabilities” in the consolidated balance sheets. See Note 9 for discussion of the fair value measurements concerning this interest rate swap.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

December 31, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$6.6	$—	$6.6	$—
Contingent consideration	—	$—	$—	$—

	December 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$3.4	$—	$3.4	$—
Contingent consideration	$1.3	$—	$—	$1.3

10. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Current
Federal	$—	$—	$—
State	0.6	0.6	0.6
Foreign	—	0.1	0.2
	0.6	0.7	0.8
Deferred
Federal	12.8	15.0	(121.6)
State	3.0	2.7	(13.3)
	15.8	17.7	(134.9)
Total provision for taxes	$16.4	$18.4	$(134.1)

The income tax provision (benefit) differs from the amount of income tax determined by applying the Company’s federal corporate income tax rate of 35% to pre-tax income for the year ended December 31, 2015, and income tax rate of 34% to pre-tax income for the years ended December 31, 2014 and 2013 due to the following (in millions):

	2015	2014	2013
Computed “expected” tax provision (benefit)	$14.7	$15.5	$(0.1)
Change in income tax resulting from:
State taxes, net of federal benefit	2.5	2.1	(8.4)
Foreign taxes	—	0.1	0.2
Change in valuation allowance	—	—	(126.0)
Other	(0.8)	0.7	0.2
	$16.4	$18.4	$(134.1)

The components of the deferred tax assets and liabilities at December 31, 2015 and 2014 consist of the following (in millions):

	2015	2014
Deferred tax assets:
Accrued expenses	$3.2	$4.4
Accounts receivable	1.2	1.2
Net operating loss carryforward	123.6	124.0
Stock-based compensation	2.1	3.6
Intangible assets	8.0	8.0
Credits	1.0	1.0
Property and equipment	0.3	-
Other	2.9	1.1
	142.3	143.3
Valuation allowance	(1.2)	(1.4)
Net deferred tax assets	$141.1	$141.9
Deferred tax liabilities:
Non-long lived intangible assets	$(4.8)	$(4.8)
Long-lived intangible assets	(77.7)	(62.2)
Property and equipment	-	(0.7)
Deferred state taxes	(0.7)	(1.7)
	(83.2)	(69.4)
	$57.9	$72.5

As of December 31, 2015, the Company has federal and state net operating loss carryforwards of approximately $325 million and $219 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards will expire during the years 2020 through 2033. The state net operating loss carryforwards will expire during the years 2016 through 2033. Of the $219 million of state net operating loss carryforwards, $3.6 million will expire in 2016.

Not included in the deferred tax assets attributable to net operating losses as of December 31, 2015 and December 31, 2014 are approximately $4.6 million and $3.6 million, respectively, of gross deferred tax assets attributable to stock option exercises and vesting of restricted stock units because the benefit of such losses have not reduced income tax payable.

Utilization of the Company’s U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2015, the Company believes that utilization of its federal net operating losses and foreign tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code.

Prior to December 31, 2013, the Company maintained a valuation allowance for the entire deferred tax assets as a result of uncertainties regarding their realization due to historical losses, the variability of operating results, and limited visibility into future projected results. This valuation allowance was maintained since the likelihood of the realization of those assets had not become more likely than not based on the Company’s assessment of available evidence. The Company periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not”

threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets is highly subjective and requires significant judgment. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) future taxable income exclusive of reversing temporary differences and carryforwards; and (4) tax planning strategies. Based on the Company’s analysis and a review of all positive and negative evidence such as historical operations, future projections of taxable income and tax planning strategies that are prudent and feasible, the Company determined that it was more likely than not that the deferred tax assets would be realized except for certain expiring state net operating loss carryforwards. Accordingly, the Company reversed a valuation allowance of approximately $144 million and recorded the reduction as a tax benefit for the period. For the years ended December 31, 2015, and 2014, the Company had a valuation allowance of $1.2 million and $1.4 million, respectively.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2013	$6.4
Change in balances related to tax positions	—
Balance at December 31, 2014	$6.4
Change in balances related to tax positions	(0.1)
Balance at December 31, 2015	$6.3

As of December 31, 2015, the Company had $6.3 million of gross unrecognized tax benefits for uncertain tax positions, of which $0.8 million would affect the effective tax rate if recognized. In 2015 the Company settled a New York City audit for the tax years 2004 through 2006, and as a result recognized $0.1 million of tax benefit and associated interest.

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2015 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2015, the Company had no significant accrued interest and penalties related to uncertain tax positions due to the net operating losses.

The Company is subject to taxation in the United States, various states, Mexico and Argentina. The tax years 2012 to 2014 and 2011 to 2014 remain open to examination by federal and state taxing jurisdictions, respectively. The tax years 2004 to 2014 remain open to examination by Mexico taxing jurisdiction, and the tax year 2014 remain open to examination by Argentina taxing jurisdiction. Net operating losses from years from which the statute of limitations have expired (2011 and prior for federal and 2010 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.

11. COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through December 2016, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $26.9 million. The annual commitments range from $6.6 million to $13.3 million.

The Company leases facilities and broadcast equipment under various non-cancelable operating lease agreements with various terms and conditions, expiring at various dates through December 2059.

The Company’s corporate headquarters are located in Santa Monica, California. The Company leases approximately 16,000 square feet of space in the building housing its corporate headquarters under a lease expiring in 2021. The Company also leases approximately 41,000 square feet of space in the building housing its radio network in Los Angeles, California, under a lease expiring in 2026.

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

The approximate future minimum lease payments under these non-cancelable operating leases at December 31, 2015 are as follows (in millions):

Amount
2016	$9.1
2017	8.4
2018	7.3
2019	6.8
2020	6.9
Thereafter	32.8
$71.3

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $10.9 million, $9.9 million and $9.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Employment Agreements

The Company has entered into an employment agreement (the “Employment Agreement”) through December 2016 with an executive officer who is also a stockholder and director. The Employment Agreement provides that a minimum annual base salary and a bonus be paid. The Company has accrued a total of $0.2 million of bonus to this executive for the year ended December 31, 2015. The Company paid a total of $0.2 million of bonuses to this executive for each of the years ended December 31, 2014 and 2013. Additionally, the Employment Agreement provides for a continuation of the executive’s annual base salary and annual bonus through the end of the employment period if the executive is terminated due to a permanent disability or without cause, as defined in the Employment Agreement.

12. STOCKHOLDERS’ EQUITY

The Second Amended and Restated Certificate of Incorporation of the Company authorizes both common and preferred stock.

Common Stock

The Company’s common stock has three classes, identified as Class A common stock, Class B common stock and Class U common stock. The Class A common stock and Class B common stock have similar rights and privileges, except that the Class B common stock is entitled to ten votes per share as compared to one vote per share for the Class A common stock. Each share of Class B common stock is convertible at the holder’s option into one fully paid and non-assessable share of Class A common stock and is required to be converted into one share of Class A common stock upon the occurrence of certain events as defined in the Second Amended and Restated Certificate of Incorporation.

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

During the year ended December 31, 2015, the Company paid cash dividends totaling $0.11 per share, or $9.3 million, on all shares of Class A, Class B, and Class U common stock. During the year ended December 31, 2014, the Company paid a cash dividend of $0.10 per share, or $8.9 million, on all shares of Class A, Class B, and Class U common stock.

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

The Company did not repurchase any shares of Class A common stock during 2015. As of December 31, 2015, the Company repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08 since the beginning of this program, for an aggregate purchase price of approximately $12.5 million. All repurchased shares were retired as of December 31, 2014.

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

The 2004 Plan was further amended by the Compensation Committee effective May 21, 2014 to extend the end of the term until May 29, 2024.

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

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Fair value of options granted	$4.10	$3.26	$1.69
Expected volatility	84%	117%	91%
Risk-free interest rate	1.6%	2.0%	1.3%
Expected lives	6.0 years	6.1 years	7.0 years
Dividend rate	1.6%	2.3%	—

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	8,207	$4.55
Granted	2,815	$2.18
Exercised	(1,683)	1.67		$4,965
Forfeited or cancelled	(1,622)	5.70
Outstanding at December 31, 2013	7,717	$4.05		$22,023
Granted	350	$4.40
Exercised	(1,042)	1.77		$5,036
Forfeited or cancelled	(1,470)	8.53
Outstanding at December 31, 2014	5,555	$3.33		$19,015
Granted	75	$6.45
Exercised	(966)	2.23		$4,954
Forfeited or cancelled	(1,241)	7.07
Outstanding at December 31, 2015	3,423	$2.35	6.74	$18,341
Vested and Exercisable at December 31, 2015	1,626	$2.28	6.17	$8,828
Vested and Expected to Vest at December 31, 2015	2,868	$2.37	7.08	$15,329

Stock-based compensation expense related to the Company’s employee stock option plans was $1.5 million, $2.3 million and $4.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was approximately $0.8 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock and Restricted Stock Units

The following is a summary of nonvested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2012	1,015	$2.43
Vested	(487)	2.16
Forfeited or cancelled	(34)	1.78
Nonvested balance at December 31, 2013	494	$2.73
Granted	1,181	4.51
Vested	(489)	3.38
Forfeited or cancelled	(17)	2.53
Nonvested balance at December 31, 2014	1,169	$4.15
Granted	764	8.25
Vested	(614)	4.91
Forfeited or cancelled	(51)	4.52
Nonvested balance at December 31, 2015	1,268	$6.39

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $3.8 million, $2.1 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was approximately $4.7 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of shares vested related to grants of restricted stock and restricted stock units was $3.5 million, $1.6 million, and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Performance Restricted Stock Units

Certain of the Company’s management-level employees were granted performance stock units that are contingent upon achievement of specified pre-established performance goals over the performance period, which is one year, and vesting period of three years, subject to the recipient's continued service with the Company. The performance goals are based on achievement of net revenue and/or EBITDA goals. Depending on the outcome of the performance goals, the recipient may ultimately earn performance restricted stock units between 0% and 200% of the number of performance restricted stock units granted. For the year ended December 31, 2015, the Company granted 447,000 performance restricted stock units at a weighted average grant date fair value of $8.39 per share. For the year ended December 31, 2015, there was no share-based compensation expense related to performance restricted stock units.

14. RELATED-PARTY TRANSACTIONS

Univision provides network compensation to the Company and acts as the Company’s exclusive third-party sales representative for the sale of all national advertising aired on Univision-affiliate television stations.

At December 31, 2015 Univision owns approximately 10% of the Company’s common stock on a fully-converted basis.

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

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted to Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and the Company have extended through March 31, 2016. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2015	2014	2015	2014	2015	2014
Trade receivables	$5,534	$10,882	$—	$—	$5,534	$10,882
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net	13,918	16,239	—	—	13,918	16,239
Advances payable	—	—	118	118	118	118
Accounts payable	$3,791	$3,695	$—	$—	$3,791	$3,695

	Univision
	2015	2014	2013
Direct operating expenses (1)	$9,306	$10,655	$10,322
Amortization	2,321	2,320	2,321

(1)	Consists primarily of national representation fees paid to Univision.

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and Univision. As of December 31, 2015, 2014 and 2013 these balances totaled $3.0 million, $3.2 million and $2.8 million, respectively.

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

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the years ended December 31, 2015 and 2014 (in millions):

	2015	2014
Accumulated other comprehensive income (loss) as of January 1,	$(2.2)	$0.2
Other comprehensive income (loss)	(3.2)	(3.8)
Income tax benefit (expense)	1.2	1.4
Other comprehensive income (loss), net of tax	(2.0)	(2.4)
Accumulated other comprehensive income (loss) as of December 31,	$(4.2)	$(2.2)

16. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

17. SEGMENT DATA

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the years ended December 31, 2015, 2014 and 2013. There was approximately $8.8 million and $9.0 million of assets in Mexico at December 31, 2015 and 2014, respectively.

Included in the television segment net revenue for the year ended December 31, 2015, is approximately $10.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change	% Change
	2015	2014	2013	2015 to 2014	2014 to 2013
Net Revenue
Television	$159,081	$165,472	$156,994	(4)%	5%
Radio	76,161	69,922	66,922	9%	4%
Digital	18,892	6,644	—	184%	100%
Consolidated	254,134	242,038	223,916	5%	8%

Cost of revenue - digital media	7,242	2,993	—	142%	100%

Direct operating expenses
Television	60,125	61,162	61,356	(2)%	(0)%
Radio	43,351	41,349	40,063	5%	3%
Digital	6,847	2,363	—	190%	100%
Consolidated	110,323	104,874	101,419	5%	3%
Selling, general and administrative expenses
Television	20,541	19,685	18,064	4%	9%
Radio	18,619	16,773	15,759	11%	6%
Digital	3,655	1,348	—	171%	100%
Consolidated	42,815	37,806	33,823	13%	12%
Depreciation and amortization
Television	11,569	10,680	12,084	8%	(12)%
Radio	3,224	3,391	2,869	(5)%	18%
Digital	1,196	592	—	102%	100%
Consolidated	15,989	14,663	14,953	9%	(2)%
Segment operating profit (loss)
Television	66,846	73,945	65,490	(10)%	13%
Radio	10,967	8,409	8,231	30%	2%
Digital	(48)	(652)	—	(93)%	100%
Consolidated	77,765	81,702	73,721	(5)%	11%
Corporate expenses	22,520	21,301	19,771	6%	8%
Impairment charge	—	735	—	(100)%	100%
Operating income	$55,245	$59,666	$53,950	(7)%	11%
Capital expenditures
Television	$7,631	$6,084	$7,243
Radio	5,532	2,995	2,505
Digital	385	32	—
Consolidated	$13,548	$9,111	$9,748
Total assets
Television	$371,095	$380,775	$412,487
Radio	132,395	124,050	125,750
Digital	24,698	22,942	—
Consolidated	$528,188	$527,767	$538,237

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

Year ended December 31, 2015:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$59,550	$59,891	$69,261	$65,432	$254,134
Net income applicable to common stockholders	5,284	5,241	9,293	5,807	25,625
Net income per share, basic	$0.06	$0.06	$0.11	$0.07	$0.29
Net income per share, diluted	$0.06	$0.06	$0.10	$0.06	$0.28

Year ended December 31, 2014:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$52,656	$61,846	$62,274	$65,262	$242,038
Net income applicable to common stockholders	4,388	8,735	8,057	5,942	27,122
Net income per share, basic	$0.05	$0.10	$0.09	$0.07	$0.31
Net income per share, diluted	$0.05	$0.10	$0.09	$0.07	$0.30

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2015	$3,100	$492	$56	$(608)	$3,040
Year ended December 31, 2014	$3,199	$450	$331	$(880)	$3,100
Year ended December 31, 2013	$4,396	$(166)	$92	$(1,123)	$3,199
Deferred tax valuation allowance
Year ended December 31, 2015	$1,361	$(155)	$—	$—	$1,206
Year ended December 31, 2014	$1,432	$(71)	$—	$—	$1,361
Year ended December 31, 2013	$145,470	$(144,038)	$—	$—	$1,432

(1)	Other adjustments represent recoveries and increases in the allowance for doubtful accounts.