Form 10-Q
period 2016-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2016-05-06
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

Yes  ☐    No  ☒

As of May 2, 2016, there were 64,743,187 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2016

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 28 of our Annual Report on Form 10-K for the year ended December 31, 2015.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$22,991	$47,924
Short-term investments	30,000	—
Trade receivables, net of allowance for doubtful accounts of $2,989 and $3,040 (including related parties of $10,208 and $5,534)	60,709	66,399
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,000	5,705
Total current assets	119,700	120,028
Property and equipment, net of accumulated depreciation of $201,240 and $198,282	56,963	57,874
Intangible assets subject to amortization, net of accumulated amortization of $79,117 and $78,234 (including related parties of $13,338 and $13,918)	15,774	16,656
Intangible assets not subject to amortization	220,701	220,701
Goodwill	50,081	50,081
Deferred income taxes	57,060	57,929
Other assets	1,611	1,693
Total assets	$521,890	$524,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$3,750
Accounts payable and accrued expenses (including related parties of $4,017 and $3,909)	26,271	29,787
Total current liabilities	30,021	33,537
Long-term debt, less current maturities, net of unamortized debt issuance costs of $3,054 and $3,226	308,821	309,587
Other long-term liabilities	15,572	14,565
Total liabilities	354,414	357,689

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2016 64,755,921; 2015 64,477,171	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2016 and 2015 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2016 and 2015 9,352,729	1	1
Additional paid-in capital	908,792	910,228
Accumulated deficit	(736,579)	(738,849)
Accumulated other comprehensive income (loss)	(4,746)	(4,115)
Total stockholders' equity	167,476	167,273
Total liabilities and stockholders' equity	$521,890	$524,962

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2016	2015
Net revenue	$58,113	$59,550

Expenses:
Cost of revenue - digital media	1,839	1,360
Direct operating expenses (including related parties of $2,311 and $2,167) (including non-cash stock-based compensation of $321 and $358)	27,565	26,685
Selling, general and administrative expenses	11,435	10,501
Corporate expenses (including non-cash stock-based compensation of $625 and $509)	5,604	4,993
Depreciation and amortization (includes direct operating of $2,455 and $2,563; selling, general and administrative of $1,199 and $1,059 and corporate of $373 and $340) (including related parties of $580 and $581)	4,027	3,962
	50,470	47,501
Operating income	7,643	12,049
Interest expense	(3,866)	(3,227)
Interest income	7	8
Income before income taxes	3,784	8,830
Income tax (expense) benefit	(1,514)	(3,546)
Net income	$2,270	$5,284

Basic and diluted earnings per share:
Net income per share, basic	$0.03	$0.06
Net income per share, diluted	$0.02	$0.06

Cash dividends declared per common share	$0.03	$0.03

Weighted average common shares outstanding, basic	88,897,456	87,531,375
Weighted average common shares outstanding, diluted	90,932,109	90,085,961

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2016	2015
Net income	$2,270	$5,284
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements	(632)	(1,170)
Total other comprehensive income (loss)	(632)	(1,170)
Comprehensive income	$1,638	$4,114

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,270	$5,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,027	3,962
Deferred income taxes	1,264	2,959
Amortization of debt issue costs	191	194
Amortization of syndication contracts	89	86
Payments on syndication contracts	(94)	(122)
Non-cash stock-based compensation	946	867
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,800	15,976
(Increase) decrease in prepaid expenses and other assets	(378)	(561)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,594)	(3,840)
Net cash provided by operating activities	10,521	24,805
Cash flows from investing activities:
Purchases of short-term investments	(30,000)	—
Purchases of property and equipment and intangibles	(2,135)	(2,972)
Net cash used in investing activities	(32,135)	(2,972)
Cash flows from financing activities:
Proceeds from stock option exercises	400	900
Payments on long-term debt	(938)	(938)
Dividends paid	(2,781)	(2,191)
Payment of contingent consideration	—	(1,000)
Net cash used in financing activities	(3,319)	(3,229)
Net increase (decrease) in cash and cash equivalents	(24,933)	18,604
Cash and cash equivalents:
Beginning	47,924	31,260
Ending	$22,991	$49,864

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$3,675	$3,032
Income taxes	$250	$587

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2016

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2016 or any other future period.

Certain amounts in the Company’s prior period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading media company that reaches and engages Hispanics in the United States and certain border markets of Mexico across media channels and advertising platforms. The Company’s expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services.

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue for contracts with advertising agencies is recorded at an amount that is net of the commission retained by the agency. Revenue from contracts directly with the advertisers is recorded at gross revenue and the related commission or national representation fee is recorded in operating expense. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided. Digital related revenue is recognized when display or other digital advertisements record impressions on the websites of the Company’s third-party publishers.

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising on the Company’s Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2016 and 2015, the amount the Company paid Univision in this capacity was $2.3 million and $2.2 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which give the Company the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and the Company have extended through May 31, 2016. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of March 31, 2016, the amount due to the Company from Univision was $10.2 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.9 million for each of the three-month periods ended March 31, 2016 and 2015.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2016, there was approximately $0.6 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Three-Month Period
	Ended March 31, 2016
	Number Granted	Weighted-Average Fair Value
Restricted stock units	13	$7.74

As of March 31, 2016, there was approximately $4.0 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.7 years.

Certain of the Company’s management-level employees were granted performance stock units that are contingent upon achievement of specified pre-established performance goals over the performance period, which is fiscal year 2016, and vesting period of three years, subject to the recipient's continued service with the Company. The performance goals are based on achievement of net revenue and/or EBITDA goals. Depending on the outcome of the performance goals, the recipient may ultimately earn performance restricted stock units between 0% and 200% of the number of performance restricted stock units granted. For the three-month period ended March 31, 2016, there was no share-based compensation expense related to performance restricted stock units.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period
	Ended March 31,
	2016	2015
Basic earnings per share:
Numerator:
Net income	$2,270	$5,284

Denominator:
Weighted average common shares outstanding	88,897,456	87,531,375

Per share:
Net income per share	$0.03	$0.06

Diluted earnings per share:
Numerator:
Net income	$2,270	$5,284

Denominator:
Weighted average common shares outstanding	88,897,456	87,531,375
Dilutive securities:
Stock options and restricted stock units	2,034,653	2,554,586
Diluted shares outstanding	90,932,109	90,085,961

Per share:
Net income per share	$0.02	$0.06

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three-month periods ended March 31, 2016 and 2015, a total of 13,489 and 107,500 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

The Company did not repurchase shares during the three-month period ended March 31, 2016. As of March 31, 2016, the Company repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08 since the beginning of this program, for an aggregate purchase price of approximately $12.5 million. All repurchased shares were retired as of December 31, 2014.

Short-Term Investment

During the three-month period ended March 31, 2016, the Company entered into an agreement with a financial institution to purchase a six-month certificate of deposit for $30.0 million, which was recorded in "Short-term investments" on the consolidated balance sheets.

2013 Credit Facility

On May 31, 2013, the Company entered into the 2013 Credit Facility pursuant to the 2013 Credit Agreement. The 2013 Credit Facility consists of a $20.0 million senior secured Term Loan A Facility (the “Term Loan A Facility”), a $375.0 million senior secured Term Loan B Facility (the “Term Loan B Facility”, and together with the Term Loan A Facility, the “Term Loan Facilities”) which was drawn on August 1, 2013 (the “Term Loan B Borrowing Date”), and a $30.0 million senior secured Revolving Credit Facility (the “Revolving Credit Facility”). In addition, the 2013 Credit Facility provides that the Company may increase the aggregate principal amount of the 2013 Credit Facility by up to an additional $100.0 million, subject to the Company satisfying certain conditions.

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

The Company’s borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of March 31, 2016, the Company’s effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

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

The carrying amount of the Term Loan B Facility as of March 31, 2016 was $312.6 million, net of $3.1 million of unamortized debt issuance costs. The estimated fair value of the Term Loan B Facility as of March 31, 2016 was $315.6 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

Derivative Instruments

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month periods ended March 31, 2016 and 2015 was a loss of $0.6 million and $1.2 million, net of tax, respectively, and was included in other comprehensive income (loss). The Company paid $0.8 million of interest related to the interest rate swap agreements for the three-month period ended March 31, 2016. As of March 31, 2016, the Company estimates that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of March 31, 2016 was $7.7 million and was recorded in "Other long-term liabilities" on the consolidated balance sheets.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	March 31, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Certificate of deposit	$30.0	$—	$30.0	$—
Liabilities:
Interest rate swap	$7.7	$—	$7.7	$—

	December 31, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$6.6	$—	$6.6	$—

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2016 and 2015 (in millions):

	2016	2015
Accumulated other comprehensive income (loss) as of January 1,	$(4.1)	$(2.1)
Other comprehensive income (loss)	(1.0)	(1.9)
Income tax benefit (expense)	0.4	0.7
Other comprehensive income (loss), net of tax	(0.6)	(1.2)
Accumulated other comprehensive income (loss) as of March 31,	$(4.7)	$(3.3)

Cost of Revenue

Cost of revenue consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the period in which the corresponding revenue is recognized.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. ASU 2016-08 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

Newly Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has retrospectively adopted the provisions of ASU 2015-03 as of January 1, 2016, which was the original effective date for calendar year-end, public entities. As a result, unamortized debt expense of $3.1 million and $3.2 million at March 31, 2016 and December 31, 2015, respectively, have been reclassified from Other assets to a deduction of Long-term debt, less current maturities, on the consolidated balance sheets. Adoption of this guidance had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

3. SEGMENT INFORMATION

As of March 31, 2016, the Company operates in three reportable segments, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting and digital media. Through June 30, 2014, the Company operated in two reportable segments, television broadcasting and radio broadcasting. On June 18, 2014, the Company acquired Pulpo Media Inc. (“Pulpo”), a leading provider of digital advertising services and solutions focused on reaching Hispanic audiences in the U.S. and Latin America.  Beginning with the third quarter of 2014, the Company created a new operating segment, digital media, which consists of the operations of Pulpo.  The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business. The Company believes that this information regarding the digital media segment is useful to readers of the Company’s financial statements.  The digital media segment was not significant to the Company’s operations prior to its acquisition of Pulpo.

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

The Company owns and operates a national sales representation firm, Entravision Solutions, through which the Company sells advertisements and syndicate radio programming to approximately 350 stations across the United States.

Digital Media

The Company owns and operates an online advertising platform that delivers digital advertising in a variety of formats to reach Hispanics audiences on Internet-connected devices.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2016 and 2015. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period
	Ended March 31,		%
	2016	2015	Change
Net revenue
Television	$36,565	$39,502	(7)%
Radio	16,884	16,345	3%
Digital	4,664	3,703	26%
Consolidated	58,113	59,550	(2)%

Cost of revenue - digital media	1,839	1,360	35%

Direct operating expenses
Television	15,034	14,679	2%
Radio	10,941	10,186	7%
Digital	1,590	1,820	(13)%
Consolidated	27,565	26,685	3%

Selling, general and administrative expenses
Television	5,446	5,055	8%
Radio	4,888	4,526	8%
Digital	1,101	920	20%
Consolidated	11,435	10,501	9%

Depreciation and amortization
Television	2,867	2,795	3%
Radio	790	869	(9)%
Digital	370	298	24%
Consolidated	4,027	3,962	2%

Segment operating profit (loss)
Television	13,218	16,973	(22)%
Radio	265	764	(65)%
Digital	(236)	(695)	(66)%
Consolidated	13,247	17,042	(22)%

Corporate expenses	5,604	4,993	12%
Operating income	7,643	12,049	(37)%

Interest expense	(3,866)	(3,227)	20%
Interest income	7	8	(13)%
Income before income taxes	$3,784	$8,830	(57)%

Capital expenditures
Television	$1,419	$2,071
Radio	771	1,153
Digital	49	18
Consolidated	$2,239	$3,242

	March 31,	December 31,
Total assets	2016	2015
Television	$370,041	$367,869
Radio	128,599	132,395
Digital	23,250	24,698
Consolidated	$521,890	$524,962

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

.ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net revenue for the three-month period ended March 31, 2016, was $58.1 million. Of that amount, revenue attributed to our television segment accounted for approximately 63%, revenue attributed to our radio segment accounted for approximately 29%, and revenue attributed to our digital segment accounted for approximately 8%, of total revenue for the period.

As of the date of filing this report, we own and/or operate 56 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations (38 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas and a national sales representation firm. Through our digital media operations, we offer mobile, digital and other interactive media platforms and services on Internet-connected devices, including local websites and social media, that provide users with news, information and other content.

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

Highlights

During the first quarter of 2016, we achieved revenue growth in our radio and digital segments. Net revenue decreased to $58.1 million, a decrease of $1.5 million, or 2%, over the first quarter of 2015. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment decreased to $36.6 million in the first quarter of 2016 from $39.5 million in the first quarter of 2015. This decrease of approximately $2.9 million, or 7%, in net revenue was primarily due to approximately $5.0 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator included in the first quarter of 2015, and which revenue did not recur in the first quarter of 2016. This decrease was partially offset by an increase in national advertising revenue, an increase in political advertising revenue, which was not material in 2015, and an increase in retransmission consent revenue. We generated a total of $7.4 million of retransmission consent revenue in the first quarter of 2016. We anticipate that retransmission consent revenue for the full year 2016 will be greater than it was for the full year 2015 and will continue to be a growing source of net revenues in future periods.

Net revenue in our radio segment increased to $16.9 million in the first quarter of 2016 from $16.3 million in the first quarter of 2015. This increase of approximately $0.6 million, or 3%, in net revenue was primarily attributable to increases in local and national advertising, and an increase in political advertising revenue, which was not material in 2015.

Net revenue in our digital media segment increased to $4.7 million in the first quarter of 2016 from $3.7 million in the first quarter of 2015. This increase of approximately $1.0 million, or 26%, in net revenue was primarily attributable to an increase in national advertising.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2016 and 2015, the amount we paid Univision in this capacity was $2.3 million and $2.2 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through May 31, 2016. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. As of March 31, 2016, the amount due to us from Univision was $10.2 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals.

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

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 9, 2016.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. ASU 2016-08 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption is not permitted. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

Three-Month Periods Ended March 31, 2016 and 2015

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2016	2015	Change
Statements of Operations Data:
Net revenue	$58,113	$59,550	(2)%
Cost of revenue - digital media	1,839	1,360	35%
Direct operating expenses	27,565	26,685	3%
Selling, general and administrative expenses	11,435	10,501	9%
Corporate expenses	5,604	4,993	12%
Depreciation and amortization	4,027	3,962	2%
	50,470	47,501	6%
Operating income	7,643	12,049	(37)%
Interest expense	(3,866)	(3,227)	20%
Interest income	7	8	(13)%
Income before income taxes	3,784	8,830	(57)%
Income tax (expense) benefit	(1,514)	(3,546)	(57)%
Net income	$2,270	$5,284	(57)%

Other Data:
Capital expenditures	2,239	3,242
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)	12,611	16,842
Net cash provided by (used in) operating activities	10,521	24,805
Net cash provided by (used in) investing activities	(32,135)	(2,972)
Net cash provided by (used in) financing activities	(3,319)	(3,229)

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of March 31): 2016, 4.1 to 1; 2015, 3.9 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Three-Month Period
	Ended March 31,
	2016	2015
Consolidated adjusted EBITDA (1)	$12,611	$16,842
Interest expense	(3,866)	(3,227)
Interest income	7	8
Income tax (expense) benefit	(1,514)	(3,546)
Amortization of syndication contracts	(89)	(86)
Payments on syndication contracts	94	122
Non-cash stock-based compensation included in direct operating expenses	(321)	(358)
Non-cash stock-based compensation included in corporate expenses	(625)	(509)
Depreciation and amortization	(4,027)	(3,962)
Net income	2,270	5,284
Depreciation and amortization	4,027	3,962
Deferred income taxes	1,264	2,959
Amortization of debt issue costs	191	194
Amortization of syndication contracts	89	86
Payments on syndication contracts	(94)	(122)
Non-cash stock-based compensation	946	867
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,800	15,976
(Increase) decrease in prepaid expenses and other assets	(378)	(561)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,594)	(3,840)
Cash flows from operating activities	$10,521	$24,805

Consolidated Operations

Net Revenue. Net revenue decreased to $58.1 million for the three-month period ended March 31, 2016 from $59.6 million for the three-month period ended March 31, 2015, a decrease of $1.5 million. Of the overall decrease, approximately $2.9 million was attributed to our television segment and was primarily attributable to approximately $5.0 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator included in the first quarter of 2015, and which revenue did not recur in the first quarter of 2016. This decrease was partially offset by an increase in national advertising revenue, an increase in political advertising revenue, which was not material in 2015, and an increase in retransmission consent revenue. The overall decrease in net revenue was partially offset by an increase of approximately $0.6 million that was attributed to our radio segment and was primarily attributable to increases in local and national advertising, and an increase in political advertising revenue, which was not material in 2015. Additionally, the overall decrease in net revenue was partially offset by an increase of approximately $1.0 million that was attributed to our digital segment and was primarily attributable to increases in national and local advertising revenue.

We currently anticipate that for the full year 2016, net revenue will increase from digital media, retransmission consent revenue, and political advertising.

Cost of revenue. Cost of revenue increased to $1.8 million for the three-month period ended March 31, 2016 from $1.4 million for the three-month period ended March 31, 2015, an increase of $0.4 million, due to increased online media costs associated with the increase in net revenue of our digital segment.

Direct Operating Expenses. Direct operating expenses increased to $27.6 million for the three-month period ended March 31, 2016 from $26.7 million for the three-month period ended March 31, 2015, an increase of $0.9 million. Of the overall increase, approximately $0.3 million was attributed to our television segment that was primarily attributable to an increase in expenses associated with the increase in advertising revenue. Additionally, approximately $0.7 million of the overall increase was attributed to our radio segment and was primarily attributable to an increase in expenses associated with the increase in advertising revenue and an increase in salary expense. This increase was partially offset by a decrease of approximately $0.2 million in our digital segment that was primarily attributable to a decrease in non-cash stock-based compensation expense and a decrease in salary expense. As a percentage of net revenue, direct operating expenses increased to 47% for the three-month period ended March 31, 2016 from 45% for the three-month period ended March 31, 2015.

We believe that direct operating expenses will continue to increase in dollar terms during the remainder of 2016, primarily as a result of employee salary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11.4 million for the three-month period ended March 31, 2016 from $10.5 million for the three-month period ended March 31, 2015, an increase of $0.9 million. Of the overall increase, $0.3 million of the overall increase was attributed to our television segment and was primarily attributable to an increase in salary expense. Additionally, $0.4 million of the overall increase was attributed to our radio segment and was primarily attributable to increases in increases in salary expense and promotional expenses. The remaining $0.2 million was attributed to our digital segment and was primarily attributable to an increase in salary expense and an increase in rent expense. As a percentage of net revenue, selling, general and administrative expenses increased to 20% for the three-month period ended March 31, 2016 from 18% for the three-month period ended March 31, 2015.

We believe that selling, general and administrative expenses will continue to increase in dollar terms during the remainder of 2016, primarily as a result of employee salary increases.

Corporate Expenses. Corporate expenses increased to $5.6 million for the three-month period ended March 31, 2016 from $5.0 million for the three-month period ended March 31, 2015, an increase of $0.6 million. The increase was primarily attributable to increases in salary expense and non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses increased to 10% for the three-month period ended March 31, 2016 from 8% for the three-month period ended March 31, 2015.

We believe that corporate expenses will continue to increase in dollar terms during the remainder of 2016, primarily as a result of increased salary expense.

Depreciation and Amortization. Depreciation and amortization remained constant at $4.0 million for each of the three-month periods ended March 31, 2016 and 2015.

Operating Income. As a result of the above factors, operating income was $7.6 million for the three-month period ended March 31, 2016, compared to $12.0 million for the three-month period ended March 31, 2015.

Interest Expense. Interest expense increased to $3.9 million for the three-month period ended March 31, 2016 from $3.2 million for the three-month period ended March 31, 2015, an increase of $0.7 million. This increase was primarily attributable to $0.8 million of interest related to our swap agreements.

Income Tax Expense.  Income tax expense for the three-month period ended March 31, 2016 was $1.5 million, or 40% of our pre-tax income.  Income tax expense for the three-month period ended March 31, 2015 was $3.5 million or 40% of our pre-tax income.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $36.6 million for the three-month period ended March 31, 2016 from $39.5 million for the three-month period ended March 31, 2015, a decrease of approximately $2.9 million. The decrease was primarily due to approximately $5.0 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator included in the first quarter of 2015, and which revenue did not recur in the first quarter of 2016. This decrease was partially offset by an increase in national advertising revenue, an increase in political advertising revenue, which was not material in 2015, and an increase in retransmission consent revenue. We generated a total of $7.4 million and $6.4 million in retransmission consent revenue for the three-month periods ended March 31, 2016 and 2015, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.0 million for the three-month period ended March 31, 2016 from $14.7 million for the three-month period ended March 31, 2015, an increase of approximately $0.3 million. The increase was primarily attributable to an increase in expenses associated with the increase in advertising revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.4 million for the three-month period ended March 31, 2016 from $5.1 million for the three-month period ended March 31, 2015, an increase of $0.3 million. The increase was primarily attributable to an increase in salary expense.

Radio

Net Revenue.  Net revenue in our radio segment increased to $16.9 million for the three-month period ended March 31, 2016 from $16.3 million for the three-month period ended March 31, 2015, an increase of $0.6 million. The increase was primarily attributable to increases in local and national advertising, and an increase in political advertising revenue, which was not material in 2015.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $10.9 million for the three-month period ended March 31, 2016 from $10.2 million for the three-month period ended March 31, 2015, an increase of $0.7 million. The increase was primarily attributable to an increase in expenses associated with the increase in advertising revenue, and an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $4.9 million for the three-month period ended March 31, 2016 from $4.5 million for the three-month period ended March 31, 2015, an increase of $0.4 million. The increase was primarily attributable to increases in salary expense and promotional expenses.

Digital

Net Revenue.  Net revenue in our digital segment increased to $4.7 million for the three-month period ended March 31, 2016 from $3.7 million for the three-month period ended March 31, 2015, an increase of $1.0 million. The increase was primarily attributable to increases in national and local revenue.

Cost of revenue.  Cost of revenue in our digital segment increased to $1.8 million for the three-month period ended March 31, 2016 from $1.4 million for the three-month period ended March 31, 2015, an increase of $0.4 million. The increase was primarily attributable to increased online media costs associated with the increase in net revenue.

Direct operating expenses. Direct operating expenses in our digital segment decreased to $1.6 million for the three-month period ended March 31, 2016 from $1.8 million for the three-month period ended March 31, 2015, a decrease of $0.2 million. The decrease was primarily attributable to a decrease in non-cash stock-based compensation expense and a decrease in salary expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $1.1 million for the three-month period ended March 31, 2016 from $0.9 million for the three-month period ended March 31, 2015, an increase of $0.2 million. The increase was primarily attributable to an increase in salary expense and an increase in rent expense.

Liquidity and Capital Resources

We had net income of approximately $25.6 million, $27.1 million, and $133.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. We had positive cash flow from operations of $62.3 million, $54.4 million and $32.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. We generated cash flow from operations of $10.5 million for the three-month period ended March 31, 2016 and we expect to have positive cash flow from operations for the 2016 year.  We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months and for the foreseeable future.

Interest expense in the first quarter of 2016 increased by $0.7 million, or 20%, from the first quarter of 2015, due to $0.8 million of interest paid in relation to our swap agreements.

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

Our borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of March 31, 2016, our effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on the Term Loan B Maturity Date, which is May 31, 2020 and the Revolving Credit Facility expires on the Revolving Loan Maturity Date, which is May 31, 2018.

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

Derivative Instruments

We use derivatives in the management of interest rate risk with respect to interest expense on variable rate debt. Our current policy prohibits entering into derivative instruments for speculation or trading purposes. We are party to interest rate swap agreements with financial institutions that fix the variable benchmark component (LIBOR) of our interest rate on a portion of our term loan.

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

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended March 31, 2016 was a loss of $0.6 million, net of tax, and was included in other comprehensive income (loss). We paid $0.8 million of interest related to the interest rate swap agreements for the three-month period ended March 31, 2016. As of March 31, 2016, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

We did not repurchase shares during the three-month period ended March 31, 2016. As of March 31, 2016, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08, for an aggregate purchase price of approximately $12.5 million since the beginning of this program. All repurchased shares were retired as of December 31, 2014.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $12.6 million for the three-month period ended March 31, 2016 from $16.8 million for the three-month period ended March 31, 2015, a decrease of $4.2 million, or 25%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 22% for the three-month period ended March 31, 2016 , compared to 28% for the three-month period ended March 31, 2015.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of March 31): 2016, 4.1 to 1; 2015, 3.9 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow provided by operating activities was $10.5 million for the three-month period ended March 31, 2016, compared to net cash flow provided by operating activities of $24.8 million for the three-month period ended March 31, 2015. We had net income of $2.3 million for the three-month period ended March 31, 2016, which was partially offset by non-cash items, including depreciation and amortization expense of $4.0 million, deferred income taxes of $1.3 million, and non-cash stock-based compensation of $0.9 million. We had net income of $5.3 million for the three-month period ended March 31, 2015.  Our net income for the three-month period ended March 31, 2015 was partially offset by non-cash items, including depreciation and amortization expense of $4.0 million, deferred income taxes of $3.0 million, and non-cash stock-based compensation of $0.9 million. We expect to have positive cash flow from operating activities for the full year 2016.

Net cash flow used in investing activities was $32.1 million for the three-month period ended March 31, 2016, compared to net cash flow used in investing activities of $3.0 million for the three-month period ended March 31, 2015. During the three-month period ended March 31, 2016, we spent $2.1 million on net capital expenditures and we purchased a six-month certificate of deposit for $30.0 million. During the three-month period ended March 31, 2015, we spent $3.0 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $10.5 million for the full year 2016. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $3.3 million for the three-month period ended March 31, 2016, compared to net cash flow used in financing activities of $3.2 million for the three-month period ended March 31, 2015. During the three-month period ended March 31, 2016, we made a dividend payment of $2.8 million, a debt payment of $0.9 million and received proceeds of $0.4 million related to the issuance of common stock upon the exercise of stock options. During the three-month period ended March 31, 2015, we made a dividend payment of $2.2 million, a contingent consideration payment of $1.0 million, a debt payment of $0.9 million, and received proceeds of $0.9 million related to the issuance of common stock upon the exercise of stock options..

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B Facility. Under our 2013 Credit Facility, within two years from its commencement, we were required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, for at least half of the principal balance, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

Interest Rates

As of March 31, 2016, we had $315.6 million of variable rate bank debt outstanding under our 2013 Credit Facility.  The debt bears interest at LIBOR plus a margin of 2.5%.  The LIBOR rate is subject to a 1.0% floor, effectively resulting in an effective interest rate of 3.5% at March 31, 2016. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin.  If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. Hypothetically, if LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2016 level, our annual interest expense under our term loan would increase, and cash flow from operations would decrease, by approximately $0.8 million, based on the outstanding balance of our term loan as of March 31, 2016.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended March 31, 2016, was a loss of $0.6 million, net of tax, and was included in other comprehensive income (loss). We paid $0.8 million of interest related to the interest rate swap agreements for the three-month period ended March 31, 2016. As of March 31, 2016, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

We did not repurchase any shares of Class A common stock during 2016 and 2015. As of March 31, 2016, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08 since the beginning of this program, for an aggregate purchase price of approximately $12.5 million. All repurchased shares were retired as of December 31, 2014.

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

Date: May 6, 2016

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