Form 10-Q
period 2016-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2016-08-05
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

Yes  ☐    No  ☒

As of August 1, 2016, there were 65,257,179 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2016

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$31,431	$47,924
Short-term investments	30,000	—
Trade receivables, net of allowance for doubtful accounts of $2,928 and $3,040 (including related parties of $5,309 and $5,534)	61,037	66,399
Prepaid expenses and other current assets (including related parties of $274 and $274)	5,728	5,705
Total current assets	128,196	120,028
Property and equipment, net of accumulated depreciation of $200,310 and $198,282	56,312	57,874
Intangible assets subject to amortization, net of accumulated amortization of $80,002 and $78,234 (including related parties of $12,758 and $13,918)	14,889	16,656
Intangible assets not subject to amortization	220,701	220,701
Goodwill	50,081	50,081
Deferred income taxes	53,348	57,929
Other assets	1,738	1,693
Total assets	$525,265	$524,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$3,750
Accounts payable and accrued expenses (including related parties of $4,019 and $3,791)	25,843	29,787
Total current liabilities	29,593	33,537
Long-term debt, less current maturities, net of unamortized debt issuance costs of $2,880 and $3,226	308,058	309,587
Other long-term liabilities	15,308	14,565
Total liabilities	352,959	357,689

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2016 65,195,596; 2015 64,477,171	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2016 and 2015 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2016 and 2015 9,352,729	1	1
Additional paid-in capital	907,820	910,228
Accumulated deficit	(730,863)	(738,849)
Accumulated other comprehensive income (loss)	(4,660)	(4,115)
Total stockholders' equity	172,306	167,273
Total liabilities and stockholders' equity	$525,265	$524,962

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net revenue	$64,829	$59,891	$122,942	$119,441

Expenses:
Cost of revenue - digital media	2,373	1,392	4,212	2,752
Direct operating expenses (including related parties of $2,536, $2,255, $4,847 and $4,422) (including non-cash stock-based compensation of $300, $348, $621 and $706)	28,538	27,044	56,103	53,729
Selling, general and administrative expenses	11,410	10,484	22,845	20,985
Corporate expenses (including non-cash stock-based compensation of $644, $592, $1,269 and $1,101)	5,293	5,050	10,897	10,043
Depreciation and amortization (includes direct operating of $2,294, $2,555, $4,749 and $5,118; selling, general and administrative of $1,230, $1,046, $2,429 and $2,105 and corporate of $361, $357, $734 and $697) (including related parties of $580, $580, $1,160 and $1,161)	3,885	3,958	7,912	7,920
	51,499	47,928	101,969	95,429
Operating income	13,330	11,963	20,973	24,012
Interest expense	(3,859)	(3,256)	(7,725)	(6,483)
Interest income	118	11	125	19
Income before income taxes	9,589	8,718	13,373	17,548
Income tax (expense) benefit	(3,872)	(3,477)	(5,386)	(7,023)
Net income	$5,717	$5,241	$7,987	$10,525

Basic and diluted earnings per share:
Net income per share, basic and diluted	$0.06	$0.06	$0.09	$0.12

Cash dividends declared per common share	$0.03	$0.03	$0.06	$0.05

Weighted average common shares outstanding, basic	89,134,412	87,832,430	89,015,934	87,682,734
Weighted average common shares outstanding, diluted	91,140,596	90,091,735	91,036,353	90,089,679

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net income	$5,717	$5,241	$7,987	$10,525
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements	86	(26)	(546)	(1,196)
Total other comprehensive income (loss)	86	(26)	(546)	(1,196)
Comprehensive income	$5,803	$5,215	$7,441	$9,329

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$7,987	$10,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,912	7,920
Deferred income taxes	4,922	6,370
Amortization of debt issue costs	384	393
Amortization of syndication contracts	190	171
Payments on syndication contracts	(183)	(246)
Non-cash stock-based compensation	1,890	1,807
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,583	11,418
(Increase) decrease in prepaid expenses and other assets	(383)	(283)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,876)	(4,204)
Net cash provided by operating activities	24,426	33,871
Cash flows from investing activities:
Purchases of short-term investments	(30,000)	—
Purchases of property and equipment and intangibles	(4,745)	(8,583)
Net cash used in investing activities	(34,745)	(8,583)
Cash flows from financing activities:
Proceeds from stock option exercises	1,270	1,581
Payments on long-term debt	(1,875)	(1,875)
Dividends paid	(5,569)	(4,388)
Payment of contingent consideration	—	(1,000)
Net cash used in financing activities	(6,174)	(5,682)
Net increase (decrease) in cash and cash equivalents	(16,493)	19,606
Cash and cash equivalents:
Beginning	47,924	31,260
Ending	$31,431	$50,866

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$7,341	$6,090
Income taxes	$464	$653

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2016 or any other future period.

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

The Company generates revenue under arrangements that are sold on a stand-alone basis within a specific segment, and those that are sold on a combined basis across multiple segments. The Company has determined that in such revenue arrangements which contain multiple products and services, revenues are allocated based on the relative fair value of each delivered item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising on the Company’s Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2016 and 2015, the amount the Company paid Univision in this capacity was $2.5 million and $2.3 million, respectively. During the six-month periods ended June 30, 2016 and 2015, the amount the Company paid Univision in this capacity was $4.8 million and $4.4 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which give the Company the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and the Company have extended through August 31, 2016. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of June 30, 2016, the amount due to the Company from Univision was $5.3 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.9 million for each of the three-month periods ended June 30, 2016 and 2015. Stock-based compensation expense related to grants of stock options and restricted stock units was $1.9 million and $1.8 million for the six-month periods ended June 30, 2016 and 2015, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of June 30, 2016, there was approximately $0.4 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Six-Month Period
	Ended June 30, 2016
	Number Granted	Weighted-Average Fair Value
Restricted stock units	62	$7.25

As of June 30, 2016, there was approximately $3.5 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.5 years.

Certain of the Company’s management-level employees were granted performance stock units that are contingent upon achievement of specified pre-established performance goals over the performance period, which is fiscal year 2016, and vesting period of three years, subject to the recipient's continued service with the Company. The performance goals are based on achievement of net revenue and/or EBITDA goals. Depending on the outcome of the performance goals, the recipient may ultimately earn performance restricted stock units between 0% and 200% of the number of performance restricted stock units granted. For the three- and six-month periods ended June 30, 2016, there was no share-based compensation expense related to performance restricted stock units.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Basic earnings per share:
Numerator:
Net income	$5,717	$5,241	$7,987	$10,525

Denominator:
Weighted average common shares outstanding	89,134,412	87,832,430	89,015,934	87,682,734

Per share:
Net income per share	$0.06	$0.06	$0.09	$0.12

Diluted earnings per share:
Numerator:
Net income	$5,717	$5,241	$7,987	$10,525

Denominator:
Weighted average common shares outstanding	89,134,412	87,832,430	89,015,934	87,682,734
Dilutive securities:
Stock options and restricted stock units	2,006,184	2,259,305	2,020,419	2,406,945
Diluted shares outstanding	91,140,596	90,091,735	91,036,353	90,089,679

Per share:
Net income per share	$0.06	$0.06	$0.09	$0.12

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three- and six-month periods ended June 30, 2016, a total of 28,997 and 42,486 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

The Company did not repurchase shares during the six-month period ended June 30, 2016. As of June 30, 2016, the Company repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08 since the beginning of this program, for an aggregate purchase price of approximately $12.5 million. All repurchased shares were retired as of December 31, 2014.

Short-Term Investment

During the six-month period ended June 30, 2016, the Company entered into an agreement with a financial institution to purchase a six-month certificate of deposit for $30.0 million, which was recorded in "Short-term investments" on the consolidated balance sheets.

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

The Company’s borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of June 30, 2016, the Company’s effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on

May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

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

The carrying amount of the Term Loan B Facility as of June 30, 2016 was $311.8 million, net of $2.9 million of unamortized debt issuance costs. The estimated fair value of the Term Loan B Facility as of June 30, 2016 was $314.7 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

Derivative Instruments

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month periods ended June 30, 2016 and 2015 was a gain of $0.1 million and $0.0 million, net of tax, respectively, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the six-month periods ended June 30, 2016 and 2015 was a loss of $0.5 million and $1.2 million, net of tax, respectively, and was included in other comprehensive income (loss).The Company paid $0.8 million of interest related to the interest rate swap agreements for the three-month period ended June 30, 2016. The Company paid $1.6 million of interest related to the interest rate swap agreements for the six-month period ended June 30, 2016. As of June 30, 2016, the Company estimates that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of June 30, 2016 was $7.5 million and was recorded in "Other long-term liabilities" on the consolidated balance sheets.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	June 30, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Certificate of deposit	$30.0	$—	$30.0	$—
Liabilities:
Interest rate swap	$7.5	$—	$7.5	$—

	December 31, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$6.6	$—	$6.6	$—

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a roll-forward of accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2016 and 2015 (in millions):

	2016	2015
Accumulated other comprehensive income (loss) as of January 1,	$(4.1)	$(2.1)
Other comprehensive income (loss)	(0.9)	(1.9)
Income tax benefit (expense)	0.3	0.7
Other comprehensive income (loss), net of tax	(0.6)	(1.2)
Accumulated other comprehensive income (loss) as of June 30,	$(4.7)	$(3.3)

Cost of Revenue

Cost of revenue in our digital segment consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the period in which the corresponding revenue is recognized.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing which is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients which is intended to clarify two aspects of Topic 606: first, assessing the collectability criterion, options for the presentation of sales and similar taxes, noncash consideration, transition contract modifications, transition contract completion and secondly, technical corrections. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires entities to use a current expected credit loss ("CECL") model which is a new impairment model based on expected losses rather than incurred losses. Under this model an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of life-time expected credit losses upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

Newly Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has retrospectively adopted the provisions of ASU 2015-03 as of January 1, 2016, which was the original effective date for calendar year-end, public entities. As a result, unamortized debt expense of $2.9 million and $3.2 million at June 30, 2016 and December 31, 2015, respectively, have been reclassified from Other assets to a deduction of Long-term debt, less current maturities, on the consolidated balance sheets. Adoption of this guidance had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

3. SEGMENT INFORMATION

As of June 30, 2016, the Company operates in three reportable segments, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting and digital media. Through June 30, 2014, the Company operated in two reportable segments, television broadcasting and radio broadcasting. On June 18, 2014, the Company acquired Pulpo Media Inc. (“Pulpo”), a leading provider of digital advertising services and solutions focused on reaching Hispanic audiences in the U.S. and Latin America.  Beginning with the third quarter of 2014, the Company created a new operating segment, digital media, which consists of the operations of Pulpo.  The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business. The Company believes that this information regarding the digital media segment is useful to readers of the Company’s financial statements.  The digital media segment was not significant to the Company’s operations prior to its acquisition of Pulpo.

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

The Company owns and operates a national sales representation firm, Entravision Solutions, through which the Company sells advertisements and syndicates radio programming to approximately 350 stations across the United States.

Digital Media

The Company owns and operates an online advertising platform that delivers digital advertising in a variety of formats to reach Hispanic audiences on Internet-connected devices.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses. There were no significant sources of revenue generated outside the United States during the three- and six-month periods ended June 30, 2016 and 2015. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2016	2015	Change	2016	2015	Change
Net revenue
Television	$39,215	$36,397	8%	$75,780	$75,899	(0)%
Radio	19,552	19,585	(0)%	36,436	35,930	1%
Digital	6,062	3,909	55%	10,726	7,612	41%
Consolidated	64,829	59,891	8%	122,942	119,441	3%

Cost of revenue - digital media	2,373	1,392	70%	4,212	2,752	53%

Direct operating expenses
Television	15,475	14,820	4%	30,509	29,499	3%
Radio	11,285	10,652	6%	22,226	20,838	7%
Digital	1,778	1,572	13%	3,368	3,392	(1)%
Consolidated	28,538	27,044	6%	56,103	53,729	4%

Selling, general and administrative expenses
Television	5,193	4,929	5%	10,639	9,984	7%
Radio	4,950	4,768	4%	9,838	9,294	6%
Digital	1,267	787	61%	2,368	1,707	39%
Consolidated	11,410	10,484	9%	22,845	20,985	9%

Depreciation and amortization
Television	2,705	2,830	(4)%	5,572	5,625	(1)%
Radio	842	829	2%	1,632	1,698	(4)%
Digital	338	299	13%	708	597	19%
Consolidated	3,885	3,958	(2)%	7,912	7,920	(0)%

Segment operating profit (loss)
Television	15,842	13,818	15%	29,060	30,791	(6)%
Radio	2,475	3,336	(26)%	2,740	4,100	(33)%
Digital	306	(141)	*	70	(836)	*
Consolidated	18,623	17,013	9%	31,870	34,055	(6)%

Corporate expenses	5,293	5,050	5%	10,897	10,043	9%
Operating income	13,330	11,963	11%	20,973	24,012	(13)%

Interest expense	$(3,859)	$(3,256)	19%	$(7,725)	$(6,483)	19%
Interest income	118	11	973%	125	19	558%
Income before income taxes	9,589	8,718	10%	13,373	17,548	(24)%

Capital expenditures
Television	$1,138	$4,288		$2,558	$6,359
Radio	1,061	2,122		1,832	3,275
Digital	147	82		196	100
Consolidated	$2,346	$6,492		$4,586	$9,734

				June 30,	December 31,
Total assets				2016	2015
Television				372,055	367,869
Radio				129,892	132,395
Digital				23,318	24,698
Consolidated				$525,265	$524,962

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

We operate in three reportable segments based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media. Through June 30, 2014, we operated in two reportable segments, television broadcasting and radio broadcasting. On June 18, 2014, we acquired Pulpo, a leading provider of digital advertising services and solutions focused on reaching Hispanic audiences in the U.S. and Mexico. Beginning with the third quarter of 2014, we separated the results of Pulpo into a new reporting segment, digital media.  We believe that this information regarding our digital media segment is useful to readers of our financial statements. Digital media was not material to our operations prior to our acquisition of Pulpo.

Our net revenue for the three-month period ended June 30, 2016, was $64.8 million. Of that amount, revenue attributed to our television segment accounted for approximately 61%, revenue attributed to our radio segment accounted for approximately 30% and revenue attributed to our digital segment accounted for approximately 9%.

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

We also generate revenue from agreements associated with television stations in order to accommodate the operations of telecommunications operators. Revenue from such agreements is recognized when we have relinquished all rights to operate the station on the existing channel, free from interference to the telecommunications operators.

Our primary expenses are employee compensation, including commissions paid to our sales staff and amounts paid to our national representative firms, as well as expenses for marketing, promotion and selling, technical, local programming, engineering and general and administrative functions. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets. In addition, cost of revenue related to our digital media segment consists primarily of the costs of online media acquired from third-party publishers.

Highlights

During the second quarter of 2016, we achieved revenue growth in our television and digital segments. Our consolidated net revenue increased to $64.8 million, an increase of $4.9 million, or 8%, over the second quarter of 2015. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment increased to $39.2 million in the second quarter of 2016 from $36.4 million in the second quarter of 2015. This increase of approximately $2.8 million, or 8%, in net revenue was primarily due to an increase in national advertising revenue, an increase in political advertising revenue, which was not material in 2015, and an increase in retransmission consent revenue. We generated a total of $7.5 million of retransmission consent revenue in the second quarter of 2016. We anticipate that retransmission consent revenue for the full year 2016 will be greater than it was for the full year 2015 and will continue to be a growing source of net revenues in future periods.

Net revenue in our radio segment was constant in the second quarter of 2016 at $19.6 million compared to the second quarter of 2015.

Net revenue in our digital media segment increased to $6.1 million in the second quarter of 2016 from $3.9 million in the second quarter of 2015. This increase of approximately $2.2 million, or 56%, in net revenue was primarily attributable to an increase in national and local advertising.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2016 and 2015, the amount we paid Univision in this capacity was $2.5 million and $2.3 million, respectively. During the six-month periods ended June 30, 2016 and 2015, the amount we paid Univision in this capacity was $4.8 million and $4.4 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through August 31, 2016. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. As of June 30, 2016, the amount due to us from Univision was $5.3 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals.

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

We generate revenue under arrangements that are sold on a stand-alone basis within a specific segment, and those that are sold on a combined basis across multiple segments. We have determined that in such revenue arrangements which contain multiple products and services, revenues are allocated based on the relative fair value of each delivered item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing which is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 16, 2016. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients which is intended to clarify two aspects of Topic 606: first, assessing the collectability criterion, options for the presentation of sales and similar taxes, noncash consideration, transition contract modifications, transition contract completion and secondly, technical corrections. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 16, 2016. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires entities to use a current expected credit loss ("CECL") model which is a new impairment model based on expected losses rather than incurred losses. Under this model an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of life-time expected credit losses upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

Three- and Six-Month Periods Ended June 30, 2016 and 2015

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2016 and 2015 (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2016	2015	Change	2016	2015	Change
Statements of Operations Data:
Net revenue	$64,829	$59,891	8%	$122,942	$119,441	3%
Cost of revenue - digital media	2,373	1,392	70%	4,212	2,752	53%
Direct operating expenses	28,538	27,044	6%	56,103	53,729	4%
Selling, general and administrative expenses	11,410	10,484	9%	22,845	20,985	9%
Corporate expenses	5,293	5,050	5%	10,897	10,043	9%
Depreciation and amortization	3,885	3,958	(2)%	7,912	7,920	(0)%
	51,499	47,928	7%	101,969	95,429	7%
Operating income	13,330	11,963	11%	20,973	24,012	(13)%
Interest expense	(3,859)	(3,256)	19%	(7,725)	(6,483)	19%
Interest income	118	11	973%	125	19	558%
Income before income taxes	9,589	8,718	10%	13,373	17,548	(24)%
Income tax (expense) benefit	(3,872)	(3,477)	11%	(5,386)	(7,023)	(23)%
Net income	$5,717	$5,241	9%	$7,987	$10,525	(24)%

Other Data:
Capital expenditures	2,346	6,492		4,586	9,734
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				30,782	33,664
Net cash provided by (used in) operating activities				24,426	33,871
Net cash provided by (used in) investing activities				(34,745)	(8,583)
Net cash provided by (used in) financing activities				(6,174)	(5,682)

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of June 30): 2016, 4.0 to 1; 2015, 4.2 to 1. Therefore, we were in compliance with this covenant at each of those dates.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with GAAP, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Six-Month Period
	Ended June 30,
	2016	2015

Consolidated adjusted EBITDA (1)	$30,782	$33,664
Interest expense	(7,725)	(6,483)
Interest income	125	19
Income tax (expense) benefit	(5,386)	(7,023)
Amortization of syndication contracts	(190)	(171)
Payments on syndication contracts	183	246
Non-cash stock-based compensation included in direct operating expenses	(621)	(706)
Non-cash stock-based compensation included in corporate expenses	(1,269)	(1,101)
Depreciation and amortization	(7,912)	(7,920)
Net income	7,987	10,525
Depreciation and amortization	7,912	7,920
Deferred income taxes	4,922	6,370
Amortization of debt issue costs	384	393
Amortization of syndication contracts	190	171
Payments on syndication contracts	(183)	(246)
Non-cash stock-based compensation	1,890	1,807
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,583	11,418
(Increase) decrease in prepaid expenses and other assets	(383)	(283)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,876)	(4,204)
Cash flows from operating activities	$24,426	$33,871

Consolidated Operations

Net Revenue. Net revenue increased to $64.8 million for the three-month period ended June 30, 2016 from $59.9 million for the three-month period ended June 30, 2015, an increase of $4.9 million. Of the overall increase, approximately $2.8 million was attributed to our television segment and was primarily attributable to an increase in national advertising revenue, an increase in political advertising revenue, which was not material in 2015, and an increase in retransmission consent revenue. Additionally, approximately $2.2 million of the overall increase was attributed to our digital segment and was primarily attributable to increases in national and local advertising revenue.

Net revenue increased to $122.9 million for the six-month period ended June 30, 2016 from $119.4 million for the six-month period ended June 30, 2015, an increase of $3.5 million. Of the overall increase, approximately $3.1 million was attributed to our digital segment and was primarily attributable to increases in national and local advertising revenue. Additionally, approximately $0.5 million of the overall increase was attributed to our radio segment and was primarily attributable to an increase in political advertising revenue, which was not material in 2015, and an increase in national advertising revenue. The overall increase in net revenue was partially offset by a decrease of approximately $0.1 million that was attributed to our television segment and was primarily attributable to approximately $5.0 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator included in the 2015 period, and which revenue did not recur in 2016. This decrease in the television segment was partially offset by an increase in national advertising revenue, an increase in political advertising revenue, which was not material in 2015, and an increase in retransmission consent revenue.

We currently anticipate that for the full year 2016, net revenue will increase from digital media, retransmission consent revenue, and political advertising.

Cost of revenue. Cost of revenue increased to $2.4 million for the three-month period ended June 30, 2016 from $1.4 million for the three-month period ended June 30, 2015, an increase of $1.0 million, due to increased online media costs associated with the increase in net revenue of our digital segment.

Cost of revenue increased to $4.2 million for the six-month period ended June 30, 2016 from $2.8 million for the six-month period ended June 30, 2015, an increase of $1.4 million, due to increased online media costs associated with the increase in net revenue of our digital segment.

Direct Operating Expenses. Direct operating expenses increased to $28.5 million for the three-month period ended June 30, 2016 from $27.0 million for the three-month period ended June 30, 2015, an increase of $1.5 million. Of the overall increase, approximately $0.7 million was attributed to our television segment and was primarily attributable to an increase in expenses associated with the increase in advertising revenue and an increase in salary expense. Additionally, approximately $0.6 million of the overall increase was attributed to our radio segment and was primarily attributable to an increase in salary expense. The remaining $0.2 million of the overall increase was attributed to our digital segment, and was primarily attributable to an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 44% for the three-month period ended June 30, 2016 from 45% for the three-month period ended June 30, 2015.

Direct operating expenses increased to $56.1 million for the six-month period ended June 30, 2016 from $53.7 million for the six-month period ended June 30, 2015, an increase of $2.4 million. Of the overall increase, approximately $1.0 million was attributed to our television segment and was primarily attributable to an increase in expenses associated with the increase in advertising revenue and an increase in salary expense. Additionally, approximately $1.4 million of the overall increase was attributed to our radio segment and was primarily attributable to an increase in expenses associated with an increase in salary expense. The remaining $0.1 million of the overall increase was attributed to our digital segment, and was primarily attributable to an increase in salary expense. As a percentage of net revenue, direct operating expenses increased to 46% for the six-month period ended June 30, 2016 from 45% for the six-month period ended June 30, 2015.

We believe that direct operating expenses will continue to increase in dollar terms during the remainder of 2016, primarily as a result of employee salary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11.4 million for the three-month period ended June 30, 2016 from $10.5 million for the three-month period ended June 30, 2015, an increase of $0.9 million. Of the overall increase, approximately $0.3 million was attributed to our television segment and was primarily attributable to an increase in salary expense. Additionally, approximately $0.2 million of the overall increase was attributed to our radio segment and was primarily attributable to increases in bad debt expense and promotional expense. The remaining $0.5 million was attributed to our digital segment and was primarily attributable to an increase in salary expense and an increase in rent expense. As a percentage of net revenue, selling, general and administrative expenses remained constant at 18% for each of the three-month periods ended June 30, 2016 and 2015.

Selling, general and administrative expenses increased to $22.8 million for the six-month period ended June 30, 2016 from $21.0 million for the six-month period ended June 30, 2015, an increase of $1.8 million. Of the overall increase, approximately $0.6 million was attributed to our television segment and was primarily attributable to an increase in salary expense. Additionally, approximately $0.5 million of the overall increase was attributed to our radio segment and was primarily attributable to increases in bad debt expense, salary expense and promotional expense. The remaining $0.7 million was attributed to our digital segment and was primarily attributable to an increase in salary expense and an increase in rent expense. As a percentage of net revenue, selling, general and administrative expenses increased to 19% for the six-month period ended June 30, 2016 from 18% for the six-month period ended June 30, 2015.

We believe that selling, general and administrative expenses will continue to increase in dollar terms during the remainder of 2016, primarily as a result of employee salary increases.

Corporate Expenses. Corporate expenses increased to $5.3 million for the three-month period ended June 30, 2016 from $5.1 million for the three-month period ended June 30, 2015, an increase of $0.2 million. The increase was primarily attributable to increases in salary expense and non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses remained constant at 8% for each of the three-month periods ended June 30, 2016 and 2015.

Corporate expenses increased to $10.9 million for the six-month period ended June 30, 2016 from $10.0 million for the six-month period ended June 30, 2015, an increase of $0.9 million. The increase was primarily attributable to increases in salary expense and non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses increased to 9% for the six-month period ended June 30, 2016 from 8% for the six-month period ended June 30, 2015.

We believe that corporate expenses will continue to increase in dollar terms during the remainder of 2016, primarily as a result of increased salary expense.

Depreciation and Amortization. Depreciation and amortization decreased to $3.9 million for the three-month period ended June 30, 2016 from $4.0 million for the three-month period ended June 30, 2015, a decrease of $0.1 million. The decrease was primarily attributable to a decrease in depreciation as certain assets are now fully depreciated.

Depreciation and amortization remained constant at $7.9 million for each of the six-month periods ended June 30, 2016 and 2015.

Operating Income. As a result of the above factors, operating income was $13.3 million for the three-month period ended June 30, 2016, compared to $12.0 million for the three-month period ended June 30, 2015. As a result of the above factors, operating income was $21.0 million for the six-month period ended June 30, 2016, compared to $24.0 million for the three-month period ended June 30, 2015.

Interest Expense. Interest expense increased to $3.9 million for the three-month period ended June 30, 2016 from $3.3 million for the three-month period ended June 30, 2015, an increase of $0.6 million. This increase was primarily attributable to interest related to our swap agreements that took effect in 2016.

Interest expense increased to $7.7 million for the six-month period ended June 30, 2016 from $6.5 million for the six-month period ended June 30, 2015, an increase of $1.2 million. This increase was primarily attributable to interest related to our swap agreements that took effect in 2016.

Income Tax Expense.  Income tax expense for the six-month period ended June 30, 2016 was $5.4 million, or 40% of our pre-tax income.  Income tax expense for the six-month period ended June 30, 2015 was $7.0 million or 40% of our pre-tax income.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $39.2 million for the three-month period ended June 30, 2016 from $36.4 million for the three-month period ended June 30, 2015, an increase of approximately $2.8 million. The increase was primarily due to an increase in national advertising revenue, an increase in political advertising revenue, which was not material in 2015, and an increase in retransmission consent revenue. We generated a total of $7.5 million and $7.2 million in retransmission consent revenue for the three-month periods ended June 30, 2016 and 2015, respectively.

Net revenue in our television segment decreased to $75.8 million for the six-month period ended June 30, 2016 from $75.9 million for the six-month period ended June 30, 2015, a decrease of approximately $0.1 million. The decrease was primarily due to approximately $5.0 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator included in the 2015 period, and which revenue did not recur in 2016. This decrease was partially offset by an increase in national advertising revenue, an increase in political advertising revenue, which was not material in 2015, and an increase in retransmission consent revenue. We generated a total of $14.9 million and $13.6 million in retransmission consent revenue for the six-month periods ended June 30, 2016 and 2015, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.5 million for the three-month period ended June 30, 2016 from $14.8 million for the three-month period ended June 30, 2015, an increase of approximately $0.7 million. The increase was primarily attributable to an increase in expenses associated with the increase in advertising revenue and an increase in salary expense.

Direct operating expenses in our television segment increased to $30.5 million for the six-month period ended June 30, 2016 from $29.5 million for the six-month period ended June 30, 2015, an increase of approximately $1.0 million. The increase was primarily attributable to an increase in expenses associated with the increase in advertising revenue and an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.2 million for the three-month period ended June 30, 2016 from $4.9 million for the three-month period ended June 30, 2015, an increase of $0.3 million. The increase was primarily attributable to an increase salary expense.

Selling, general and administrative expenses in our television segment increased to $10.6 million for the six-month period ended June 30, 2016 from $10.0 million for the six-month period ended June 30, 2015, an increase of $0.6 million. The increase was primarily attributable to an increase in salary expense.

Radio

Net Revenue.  Net revenue in our radio segment remained constant at $19.6 million for each of the three-month periods ended June 30, 2016 and 2015.

Net revenue in our radio segment increased to $36.4 million for the six-month period ended June 30, 2016 from $35.9 million for the six-month period ended June 30, 2015, an increase of $0.5 million. The increase was primarily attributable to an increase in political advertising revenue, which was not material in 2015, and an increase in national advertising revenue.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $11.3 million for the three-month period ended June 30, 2016 from $10.7 million for the three-month period ended June 30, 2015, an increase of $0.6 million. The increase was primarily attributable to an increase in salary expense.

Direct operating expenses in our radio segment increased to $22.2 million for the six-month period ended June 30, 2016 from $20.8 million for the six-month period ended June 30, 2015, an increase of $1.4 million. The increase was primarily attributable to an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $5.0 million for the three-month period ended June 30, 2016 from $4.8 million for the three-month period ended June 30, 2015, an increase of $0.2 million. The increase was primarily attributable to increases in bad debt expense and promotional expense.

Selling, general and administrative expenses in our radio segment increased to $9.8 million for the six-month period ended June 30, 2016 from $9.3 million for the six-month period ended June 30, 2015, an increase of $0.5 million. The increase was primarily attributable to increases in bad debt expense, salary expense and promotional expense.

Digital

Net Revenue.  Net revenue in our digital segment increased to $6.1 million for the three-month period ended June 30, 2016 from $3.9 million for the three-month period ended June 30, 2015, an increase of $2.2 million. The increase was primarily attributable to increases in national and local revenue.

Net revenue in our digital segment increased to $10.7 million for the six-month period ended June 30, 2016 from $7.6 million for the six-month period ended June 30, 2015, an increase of $3.1 million. The increase was primarily attributable to increases in national and local revenue.

Cost of revenue.  Cost of revenue in our digital segment increased to $2.4 million for the three-month period ended June 30, 2016 from $1.4 million for the three-month period ended June 30, 2015, an increase of $1.0 million. The increase was primarily attributable to increased third party online media costs associated with the increase in net revenue. Because of these third party media costs, our margins tend to be smaller in our digital media segment than in our other broadcast segments. As a percentage of net revenue, cost of revenue increased to 39% for the three-month period ended June 30, 2016 from 36% for the three-month period ended June 30, 2015. The increase in cost of revenue as a percentage of digital revenue was primarily due to the increased use of automated buying platforms, which is referred to in our industry as programmatic revenue.  Because of the high volume and relative efficiencies of these platforms, the margins tend to be lower.

Cost of revenue in our digital segment increased to $4.2 million for the six-month period ended June 30, 2016 from $2.8 million for the six-month period ended June 30, 2015, an increase of $1.4 million. The increase was primarily attributable to increased third party online media costs associated with the increase in net revenue. Because of these third party media costs, our margins tend to be smaller in our digital media segment than in our other broadcast segments. As a percentage of net revenue, cost of revenue increased to 39% for the six-month period ended June 30, 2016 from 36% for the six-month period ended June 30, 2015. The increase in cost of revenue as a percentage of digital revenue was primarily due to the increased use of automated buying platforms, which is referred to in our industry as programmatic revenue.  Because of the high volume and relative efficiencies of these platforms, the margins tend to be lower.

Direct operating expenses. Direct operating expenses in our digital segment increased to $1.8 million for the three-month period ended June 30, 2016 from $1.6 million for the three-month period ended June 30, 2015, an increase of $0.2 million. The increase was primarily attributable to an increase in salary expense.

Direct operating expenses in our digital segment remained constant at $3.4 million for each of the six-month periods ended June 30, 2016 and 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $1.3 million for the three-month period ended June 30, 2016 from $0.8 million for the three-month period ended June 30, 2015, an increase of $0.5 million. The increase was primarily attributable to an increase in salary expense and an increase in rent expense.

Selling, general and administrative expenses in our digital segment increased to $2.4 million for the six-month period ended June 30, 2016 from $1.7 million for the six-month period ended June 30, 2015, an increase of $0.7 million. The increase was primarily attributable to an increase in salary expense and an increase in rent expense.

Liquidity and Capital Resources

We had net income of approximately $25.6 million, $27.1 million, and $133.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. We had positive cash flow from operations of $62.3 million, $54.4 million and $32.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. We generated cash flow from operations of $24.4 million for the six-month period ended June 30, 2016 and we expect to have positive cash flow from operations for the 2016 year.  We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months and for the foreseeable future.

2013 Credit Facility

On May 31, 2013, we entered into our 2013 Credit Facility pursuant to the 2013 Credit Agreement. The 2013 Credit Facility consists of a $20.0 million senior secured Term Loan A Facility, a $375.0 million senior secured Term Loan B Facility which was drawn on the Term Loan B Borrowing Date, and a $30.0 million senior secured Revolving Credit Facility. In addition, the 2013 Credit Facility provides that we may increase the aggregate principal amount of the 2013 Credit Facility by up to an additional $100.0 million, subject to us satisfying certain conditions.

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

Our borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of June 30, 2016, our effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on the Term Loan B Maturity Date, which is May 31, 2020 and the Revolving Credit Facility expires on the Revolving Loan Maturity Date, which is May 31, 2018.

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

On August 1, 2013, we drew on borrowings under our Term Loan B Facility. The borrowings were used to (i) repay in full all of the outstanding loans under our Term Loan A Facility; (ii) satisfy the Redemption on the Redemption Date under the Indenture, in an aggregate principal amount of approximately $324 million, and (iii) pay any fees and expenses in connection therewith. The redemption price for the redeemed Notes was 106.563% of the principal amount, plus accrued and unpaid interest thereon to the Redemption Date.

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

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended June 30, 2016 was a gain of $0.1 million, net of tax, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the six-month period ended June 30, 2016 was a loss of $0.5 million, net of tax, and was included in other comprehensive income (loss). We paid $0.8 million of interest related to the interest rate swap agreements for the three-month period ended June 30, 2016. We paid $1.6 million of interest related to the interest rate swap agreements for the six-month period ended June 30, 2016. As of June 30, 2016, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

We did not repurchase shares during the six-month period ended June 30, 2016. As of June 30, 2016, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08, for an aggregate purchase price of approximately $12.5 million since the beginning of this program. All repurchased shares were retired as of December 31, 2014.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $30.8 million for the six-month period ended June 30, 2016 from $33.7 million for the six-month period ended June 30, 2015, a decrease of $2.9 million, or 9%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 25% for the six-month period ended June 30, 2016, compared to 28% for the six-month period ended June 30, 2015.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of June 30): 2016, 4.0 to 1; 2015, 4.2 to 1. Therefore, we were in compliance with this covenant at each of those dates.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with GAAP, such as cash flows from operating activities, operating income and net income. As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses and syndication programming amortization and includes syndication programming payments, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important non-cash financial line items. Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 24.

Cash Flow

Net cash flow provided by operating activities was $24.4 million for the six-month period ended June 30, 2016, compared to net cash flow provided by operating activities of $33.9 million for the six-month period ended June 30, 2015. We had net income of $8.0 million for the six-month period ended June 30, 2016, which was partially offset by non-cash items, including depreciation and amortization expense of $7.9 million, deferred income taxes of $4.9 million, and non-cash stock-based compensation of $1.9 million. We had net income of $10.5 million for the six-month period ended June 30, 2015.  Our net income for the six-month period ended June 30, 2015 was partially offset by non-cash items, including depreciation and amortization expense of $7.9 million, deferred income taxes of $6.4 million, and non-cash stock-based compensation of $1.8 million. We expect to have positive cash flow from operating activities for the full year 2016.

Net cash flow used in investing activities was $34.7 million for the six-month period ended June 30, 2016, compared to net cash flow used in investing activities of $8.6 million for the six-month period ended June 30, 2015. During the six-month period ended June 30, 2016, we spent $4.7 million on net capital expenditures and we purchased a six-month certificate of deposit for $30.0 million. During the six-month period ended June 30, 2015, we spent $8.6 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $10.5 million for the full year 2016. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $6.2 million for the six-month period ended June 30, 2016, compared to net cash flow used in financing activities of $5.7 million for the six-month period ended June 30, 2015. During the six-month period ended June 30, 2016, we made dividend payments of $5.6 million, debt payments of $1.9 million and received proceeds of $1.3 million related to the issuance of common stock upon the exercise of stock options. During the six-month period ended June 30, 2015, we made dividend payments of $4.4 million, a contingent consideration payment of $1.0 million, debt payments of $1.8 million, and received proceeds of $1.6 million related to the issuance of common stock upon the exercise of stock options.

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

Interest Rates

As of June 30, 2016, we had $314.7 million of variable rate bank debt outstanding under our 2013 Credit Facility.  The debt bears interest at LIBOR plus a margin of 2.5%.  The LIBOR rate is subject to a 1.0% floor, effectively resulting in an effective interest rate of 3.5% at June 30, 2016. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin.  If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. Hypothetically, if LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2016 level, our annual interest expense under our term loan would increase, and cash flow from operations would decrease, by approximately $0.8 million, based on the outstanding balance of our term loan as of June 30, 2016.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended June 30, 2016, was a gain of $0.1 million, net of tax, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the six-month period ended June 30, 2016, was a loss of $0.5 million, net of tax, and was included in other comprehensive income (loss).We paid $0.8 million of interest related to the interest rate swap agreements for the three-month period ended June 30, 2016. We paid $1.6 million of interest related to the interest rate swap agreements for the six-month period ended June 30, 2016. As of June 30, 2016, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

We did not repurchase any shares of Class A common stock during 2016 and 2015. As of June 30, 2016, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08 since the beginning of this program, for an aggregate purchase price of approximately $12.5 million. All repurchased shares were retired as of December 31, 2014.

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

Date: August 5, 2016

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