Form 10-Q
period 2016-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2016-11-04
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

Yes  ☐    No  ☒

As of November 1, 2016, there were 65,401,179 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015	3
	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015	4
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015	6
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4.	CONTROLS AND PROCEDURES	33
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	34
ITEM 1A.	RISK FACTORS	34
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	34
ITEM 4.	MINE SAFETY DISCLOSURES	34
ITEM 5.	OTHER INFORMATION	34
ITEM 6.	EXHIBITS	35

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$70,320	$47,924
Trade receivables, net of allowance for doubtful accounts of $3,162 and $3,040 (including related parties of $5,116 and $5,534)	62,317	66,399
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,602	5,705
Total current assets	139,239	120,028
Property and equipment, net of accumulated depreciation of $203,030 and $198,282	55,719	57,874
Intangible assets subject to amortization, net of accumulated amortization of $80,885 and $78,234 (including related parties of $12,178 and $13,918)	14,005	16,656
Intangible assets not subject to amortization	220,701	220,701
Goodwill	50,081	50,081
Deferred income taxes	49,000	57,929
Other assets	2,314	1,693
Total assets	$531,059	$524,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$3,750
Accounts payable and accrued expenses (including related parties of $3,955 and $3,791)	28,440	29,787
Total current liabilities	32,190	33,537
Long-term debt, less current maturities, net of unamortized debt issuance costs of $2,704 and $3,226	307,296	309,587
Other long-term liabilities	14,687	14,565
Total liabilities	354,173	357,689

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2016 65,401,179; 2015 64,477,171	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2016 and 2015 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2016 and 2015 9,352,729	1	1
Additional paid-in capital	906,375	910,228
Accumulated deficit	(725,450)	(738,849)
Accumulated other comprehensive income (loss)	(4,048)	(4,115)
Total stockholders' equity	176,886	167,273
Total liabilities and stockholders' equity	$531,059	$524,962

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net revenue	$65,281	$69,261	$188,223	$188,702

Expenses:
Cost of revenue - digital media	2,281	1,881	6,493	4,633
Direct operating expenses (including related parties of $2,580, $2,369, $7,427 and $6,791) (including non-cash stock-based compensation of $79, $274, $700 and $980)	28,238	27,624	84,341	81,353
Selling, general and administrative expenses	11,949	11,180	34,794	32,165
Corporate expenses (including non-cash stock-based compensation of $665, $603, $1,934 and $1,704)	5,728	5,535	16,625	15,578
Depreciation and amortization (includes direct operating of $2,240, $2,618, $6,989 and $7,736; selling, general and administrative of $1,234, $1,041, $3,663 and $3,146 and corporate of $338, $371, $1,072 and $1,068) (including related parties of $580, $580, $1,740 and $1,741)	3,812	4,030	11,724	11,950
	52,008	50,250	153,977	145,679
Operating income	13,273	19,011	34,246	43,023
Interest expense	(3,894)	(3,286)	(11,619)	(9,769)
Interest income	71	12	196	31
Income before income taxes	9,450	15,737	22,823	33,285
Income tax expense	(4,035)	(6,444)	(9,421)	(13,467)
Net income	$5,415	$9,293	$13,402	$19,818

Basic and diluted earnings per share:
Net income per share, basic	$0.06	$0.11	$0.15	$0.23
Net income per share, diluted	$0.06	$0.10	$0.15	$0.22

Cash dividends declared per common share	$0.03	$0.03	$0.09	$0.08

Weighted average common shares outstanding, basic	89,590,135	88,090,143	89,208,732	87,820,029
Weighted average common shares outstanding, diluted	91,489,975	90,423,333	91,188,958	90,202,389

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net income	$5,415	$9,293	$13,402	$19,818
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements	612	(1,126)	66	(2,322)
Total other comprehensive income (loss)	612	(1,126)	66	(2,322)
Comprehensive income	$6,027	$8,167	$13,468	$17,496

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$13,402	$19,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,724	11,950
Deferred income taxes	8,887	12,764
Amortization of debt issue costs	579	595
Amortization of syndication contracts	289	262
Payments on syndication contracts	(270)	(377)
Non-cash stock-based compensation	2,634	2,684
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,804	2,845
(Increase) decrease in prepaid expenses and other assets	(952)	(1,078)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,192)	(2,579)
Net cash provided by operating activities	38,905	46,884
Cash flows from investing activities:
Purchases of short-term investments	(30,000)	-
Proceeds from maturity of short term investments	30,000	-
Purchases of investments	(250)	-
Purchases of property and equipment and intangibles	(6,960)	(11,546)
Net cash used in investing activities	(7,210)	(11,546)
Cash flows from financing activities:
Proceeds from stock option exercises	1,885	1,814
Payments on long-term debt	(2,813)	(2,813)
Dividends paid	(8,371)	(6,591)
Payment of contingent consideration	-	(1,000)
Net cash used in financing activities	(9,299)	(8,590)
Net increase in cash and cash equivalents	22,396	26,748
Cash and cash equivalents:
Beginning	47,924	31,260
Ending	$70,320	$58,008

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$11,040	$9,173
Income taxes	$534	$703

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2016

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising on the Company’s Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2016 and 2015, the amount the Company paid Univision in this capacity was $2.6 million and $2.4 million, respectively. During the nine-month periods ended September 30, 2016 and 2015, the amount the Company paid Univision in this capacity was $7.4 million and $6.8 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which give the Company the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and the Company have extended through November 30, 2016. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). As of September 30, 2016, the amount due to the Company from Univision was $5.1 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.7 million and $0.9 million for the three-month periods ended September 30, 2016 and 2015, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $2.6 million and $2.7 million for the nine-month periods ended September 30, 2016 and 2015, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of September 30, 2016, there was approximately $0.3 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Nine-Month Period
	Ended September 30, 2016
	Number Granted	Weighted-Average Fair Value
Restricted stock units	62	$7.25

As of September 30, 2016, there was approximately $2.5 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.4 years.

Certain of the Company’s management-level employees were granted performance stock units that are contingent upon achievement of specified pre-established performance goals over the performance period, which is fiscal year 2016, and vesting period of three years, subject to the recipient's continued service with the Company. The performance goals are based on achievement of net revenue and/or EBITDA goals. Depending on the outcome of the performance goals, the recipient may ultimately earn performance restricted stock units between 0% and 200% of the number of performance restricted stock units granted. For the three- and nine-month periods ended September 30, 2016, there was no share-based compensation expense related to performance restricted stock units.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Basic earnings per share:
Numerator:
Net income	$5,415	$9,293	$13,402	$19,818

Denominator:
Weighted average common shares outstanding	89,590,135	88,090,143	89,208,732	87,820,029

Per share:
Net income per share	$0.06	$0.11	$0.15	$0.23

Diluted earnings per share:
Numerator:
Net income	$5,415	$9,293	$13,402	$19,818

Denominator:
Weighted average common shares outstanding	89,590,135	88,090,143	89,208,732	87,820,029
Dilutive securities:
Stock options and restricted stock units	1,899,840	2,333,190	1,980,226	2,382,360
Diluted shares outstanding	91,489,975	90,423,333	91,188,958	90,202,389

Per share:
Net income per share	$0.06	$0.10	$0.15	$0.22

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three- and nine-month periods ended September 30, 2016, a total of 509 and 14,331 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

The Company did not repurchase shares during the nine-month period ended September 30, 2016. As of September 30, 2016, the Company repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08, for an aggregate purchase price of approximately $12.5 million, since the beginning of this program. All repurchased shares were retired as of December 31, 2014.

Investments

During the first quarter of 2016, the Company entered into an agreement with a financial institution to purchase a six-month certificate of deposit (the “CD”) for $30.0 million, which was recorded in "Short-term investments" on the consolidated balance sheets during the term of the CD.  The CD matured during the third quarter and the funds returned to “Cash and cash equivalents” on the consolidated balance sheet.

During the third quarter of 2016, the Company made an investment in Chanclazo Studios, Inc. ("Chanclazo"), an innovative digital production studio that creates and distributes short and long form 3D animation, virtual reality and augmented reality content for Hispanic audiences.  The total amount invested was $0.3 million for a 3% ownership interest.  If certain quarterly performance targets are met by Chanclazo, the Company may purchase an additional 3% ownership interest in each of the next three quarters, resulting in a total potential interest of 12% for $1.0 million.  Thereafter, the Company has the option to invest an additional $1.0 million for an additional 12% total ownership interest in Chanclazo.  The investment was recorded in "Other assets" on the consolidated balance sheet and is accounted for using the cost method.

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

The Company’s borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of September 30, 2016, the Company’s effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

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

The carrying amount of the Term Loan B Facility as of September 30, 2016 was $311.0 million, net of $2.7 million of unamortized debt issuance costs. The estimated fair value of the Term Loan B Facility as of September 30, 2016 was $313.7 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

Derivative Instruments

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month periods ended September 30, 2016 and 2015 was a gain of $0.6 million and a loss of $1.1 million, net of tax, respectively, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the nine-month periods ended September 30, 2016 and 2015 was a gain of $0.1 million and a loss of $2.3 million, net of tax, respectively, and was included in other comprehensive income (loss). The Company paid $0.8 million of interest related to the interest rate swap agreements for the three-month period ended September 30, 2016. The Company paid $2.5 million of interest related to the interest rate swap agreements for the nine-month period ended September 30, 2016. As of September 30, 2016, the Company estimates that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of September 30, 2016 was $6.5 million and was recorded in "Other long-term liabilities" on the consolidated balance sheets.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	September 30, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$6.5	$—	$6.5	$—

	December 31, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$6.6	$—	$6.6	$—

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a roll-forward of accumulated other comprehensive income (loss) for the nine-month periods ended September 30, 2016 and 2015 (in millions):

	2016	2015
Accumulated other comprehensive loss as of January 1,	$(4.1)	$(2.1)
Other comprehensive income (loss)	0.1	(3.8)
Income tax benefit	-	1.5
Other comprehensive income (loss), net of tax	0.1	(2.3)
Accumulated other comprehensive loss as of September 30,	$(4.0)	$(4.4)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) which provides specific guidance on eight cash flow classification issues arising from certain cash receipts and cash payments. Currently, GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues addressed in this topic. The objective is to reduce current and potential future diversity in practice. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

Newly Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has retrospectively adopted the provisions of ASU 2015-03 as of January 1, 2016, which was the original effective date for calendar year-end, public entities. As a result, unamortized debt expense of $2.7 million and $3.2 million at September 30, 2016 and December 31, 2015, respectively, have been reclassified from Other assets to a deduction of Long-term debt, less current maturities, on the consolidated balance sheets. Adoption of this guidance had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

3. SEGMENT INFORMATION

As of September 30, 2016, the Company operates in three reportable segments, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting and digital media. Through June 30, 2014, the Company operated in two reportable segments, television broadcasting and radio broadcasting. On June 18, 2014, the Company acquired Pulpo Media Inc. (“Pulpo”), a leading provider of digital advertising services and solutions focused on reaching Hispanic audiences in the U.S. and Latin America.  Beginning with the third quarter of 2014, the Company created a new operating segment, digital media, which consists of the operations of Pulpo.  The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business. The Company believes that this information regarding the digital media segment is useful to readers of the Company’s financial statements.  The digital media segment was not significant to the Company’s operations prior to its acquisition of Pulpo.

Included in the television segment net revenue for the three- and nine-month periods ended September 30, 2015, is approximately $5.5 million and $10.5 million, respectively, of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator.

Television Broadcasting

The Company owns and/or operates 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C.

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

Digital Media

The Company owns and operates digital media operations, offering mobile, digital and other interactive media platforms and services on Internet-connected devices, including local websites and social media, that provide users with news information and other content.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2016 and 2015. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2016	2015	Change	2016	2015	Change
Net revenue
Television	$40,363	$43,393	(7)%	$116,143	$119,292	(3)%
Radio	19,169	20,855	(8)%	55,605	56,785	(2)%
Digital	5,749	5,013	15%	16,475	12,625	30%
Consolidated	65,281	69,261	(6)%	188,223	188,702	(0)%

Cost of revenue - digital media	2,281	1,881	21%	6,493	4,633	40%

Direct operating expenses
Television	15,604	15,159	3%	46,113	44,658	3%
Radio	11,284	11,027	2%	33,510	31,865	5%
Digital	1,350	1,438	(6)%	4,718	4,830	(2)%
Consolidated	28,238	27,624	2%	84,341	81,353	4%

Selling, general and administrative expenses
Television	5,547	5,286	5%	16,186	15,270	6%
Radio	5,138	4,838	6%	14,976	14,132	6%
Digital	1,264	1,056	20%	3,632	2,763	31%
Consolidated	11,949	11,180	7%	34,794	32,165	8%

Depreciation and amortization
Television	2,614	2,964	(12)%	8,186	8,589	(5)%
Radio	847	767	10%	2,479	2,465	1%
Digital	351	299	17%	1,059	896	18%
Consolidated	3,812	4,030	(5)%	11,724	11,950	(2)%

Segment operating profit (loss)
Television	16,598	19,984	(17)%	45,658	50,775	(10)%
Radio	1,900	4,223	(55)%	4,640	8,323	(44)%
Digital	503	339	48%	573	(497)	*
Consolidated	19,001	24,546	(23)%	50,871	58,601	(13)%

Corporate expenses	5,728	5,535	3%	16,625	15,578	7%
Operating income	13,273	19,011	(30)%	34,246	43,023	(20)%

Interest expense	$(3,894)	$(3,286)	19%	$(11,619)	$(9,769)	19%
Interest income	71	12	492%	196	31	532%
Income before income taxes	9,450	15,737	(40)%	22,823	33,285	(31)%

Capital expenditures
Television	$1,641	$294		$4,199	$6,653
Radio	660	1,341		2,492	4,616
Digital	35	159		231	259
Consolidated	$2,336	$1,794		$6,922	$11,528

				September 30,	December 31,
Total assets				2016	2015
Television				377,532	367,869
Radio				129,456	132,395
Digital				24,071	24,698

Consolidated	$531,059	$524,962

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

Our net revenue for the three-month period ended September 30, 2016, was $65.3 million. Of that amount, revenue attributed to our television segment accounted for approximately 62%, revenue attributed to our radio segment accounted for approximately 29% and revenue attributed to our digital segment accounted for approximately 9%.

As of the date of filing this report, we own and/or operate 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations (38 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas and a national sales representation firm. Through our digital media operations, we offer mobile, digital and other interactive media platforms and services on Internet-connected devices, including local websites and social media, that provide users with news, information and other content.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements that are entered into with MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when display or other digital advertisements record impressions on the websites of our third party publishers. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.), resulting from significant political advertising and, to a lesser degree, Congressional off-year elections (2018, 2022, etc.), resulting from increased political advertising, compared to other years.

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

Highlights

During the third quarter of 2016, we achieved revenue growth in our digital segment. Our consolidated net revenue decreased to $65.3 million, a decrease of $4.0 million, or 6%, over the third quarter of 2015. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment decreased to $40.4 million in the third quarter of 2016 from $43.4 million in the third quarter of 2015. This decrease of approximately $3.0 million, or 7%, in net revenue was primarily due to approximately $5.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator included in the 2015 period, and which revenue did not recur in 2016, and a decrease in local advertising revenue. This decrease was partially offset by an increase in national advertising revenue, an increase in political advertising revenue, which was not material in 2015, and an increase in retransmission consent revenue. We generated a total of $7.4 million of retransmission consent revenue in the third quarter of 2016. We anticipate that retransmission consent revenue for the full year 2016 will be greater than it was for the full year 2015 and will continue to be a growing source of net revenues in future periods.

Net revenue in our radio segment decreased to $19.2 million in the third quarter of 2016 from $20.9 million in the third quarter of 2015. This decrease of approximately $1.7 million, or 8%, in net revenue was primarily attributable to a decrease in local advertising revenue, partially offset by an increase in political advertising revenue, which was not material in 2015.

Net revenue in our digital media segment increased to $5.7 million in the third quarter of 2016 from $5.0 million in the third quarter of 2015. This increase of approximately $0.7 million, or 15%, in net revenue was primarily attributable to an increase in national and local advertising.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2016 and 2015, the amount we paid Univision in this capacity was $2.6 million and $2.4 million, respectively. During the nine-month periods ended September 30, 2016 and 2015, the amount we paid Univision in this capacity was $7.4 million and $6.8 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through November 30, 2016. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also our current intention to negotiate with Univision an extension of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. As of September 30, 2016, the amount due to us from Univision was $5.1 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) which provides specific guidance on eight cash flow classification issues arising from certain cash receipts and cash payments. Currently, GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues addressed in this topic. The objective is to reduce current and potential future diversity in practice. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

Three- and Nine-Month Periods Ended September 30, 2016 and 2015

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2016 and 2015 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2016	2015	Change	2016	2015	Change
Statements of Operations Data:
Net revenue	$65,281	$69,261	(6)%	$188,223	$188,702	(0)%
Cost of revenue - digital media	2,281	1,881	21%	6,493	4,633	40%
Direct operating expenses	28,238	27,624	2%	84,341	81,353	4%
Selling, general and administrative expenses	11,949	11,180	7%	34,794	32,165	8%
Corporate expenses	5,728	5,535	3%	16,625	15,578	7%
Depreciation and amortization	3,812	4,030	(5)%	11,724	11,950	(2)%
	52,008	50,250	3%	153,977	145,679	6%
Operating income	13,273	19,011	(30)%	34,246	43,023	(20)%
Interest expense	(3,894)	(3,286)	19%	(11,619)	(9,769)	19%
Interest income	71	12	492%	196	31	532%
Income before income taxes	9,450	15,737	(40)%	22,823	33,285	(31)%
Income tax expense	(4,035)	(6,444)	(37)%	(9,421)	(13,467)	(30)%
Net income	$5,415	$9,293	(42)%	$13,402	$19,818	(32)%

Other Data:
Capital expenditures	2,336	1,794		6,922	11,528
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				48,623	57,542
Net cash provided by operating activities				38,905	46,884
Net cash used in investing activities				(7,210)	(11,546)
Net cash used in financing activities				(9,299)	(8,590)

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of September 30): 2016, 4.4 to 1; 2015, 4.0 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Nine-Month Period
	Ended September 30,
	2016	2015

Consolidated adjusted EBITDA (1)	$48,623	$57,542
Interest expense	(11,619)	(9,769)
Interest income	196	31
Income tax expense	(9,421)	(13,467)
Amortization of syndication contracts	(289)	(262)
Payments on syndication contracts	270	377
Non-cash stock-based compensation included in direct operating expenses	(700)	(980)
Non-cash stock-based compensation included in corporate expenses	(1,934)	(1,704)
Depreciation and amortization	(11,724)	(11,950)
Net income	13,402	19,818
Depreciation and amortization	11,724	11,950
Deferred income taxes	8,887	12,764
Amortization of debt issue costs	579	595
Amortization of syndication contracts	289	262
Payments on syndication contracts	(270)	(377)
Non-cash stock-based compensation	2,634	2,684
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,804	2,845
(Increase) decrease in prepaid expenses and other assets	(952)	(1,078)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,192)	(2,579)
Cash flows from operating activities	$38,905	$46,884

Consolidated Operations

Net Revenue. Net revenue decreased to $65.3 million for the three-month period ended September 30, 2016 from $69.3 million for the three-month period ended September 30, 2015, a decrease of $4.0 million. Of the overall decrease, approximately $3.0 million was attributed to our television segment and was primarily attributable to approximately $5.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator included in the 2015 period, and which revenue did not recur in 2016, and a decrease in local advertising revenue. This decrease in the television segment was partially offset by an increase in national advertising revenue, an increase in political advertising revenue, which was not material in 2015, and an increase in retransmission consent revenue. Additionally we had a decrease of $1.7 million in the radio segment primarily attributable to a decrease in local advertising revenue, partially offset by an increase in political advertising revenue, which was not material in 2015. The overall decrease in net revenue was partially offset by an increase of $0.7 million that was attributed to our digital segment and was primarily attributable to increases in national and local revenue.

Net revenue decreased to $188.2 million for the nine-month period ended September 30, 2016 from $188.7 million for the nine-month period ended September 30, 2015, a decrease of $0.5 million. Of the overall decrease, approximately $3.2 million was attributed to our television segment and was primarily attributable to approximately $10.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator included in the 2015 period, and which revenue did not recur in 2016, and a decrease in local advertising revenue. This decrease in the television segment was partially offset by an increase in political advertising revenue, which was not material in 2015, an increase in national advertising revenue, and an increase in retransmission consent revenue. Additionally approximately $1.2 million of the overall decrease was attributed to our radio segment and was primarily attributable to a decrease in local advertising revenue, partially offset by an increase in political advertising revenue, which was not material in 2015.The overall decrease in net revenue was partially offset by an increase of approximately $3.9 million in our digital segment and was primarily attributable to increases in national and local revenue.

We currently anticipate that for the full year 2016, net revenue will increase from digital media, retransmission consent revenue, and political advertising.

Cost of revenue. Cost of revenue, which we recognize in our digital media segment, increased to $2.3 million for the three-month period ended September 30, 2016 from $1.9 million for the three-month period ended September 30, 2015, an increase of $0.4 million, primarily attributed to increased online media costs associated with the increase in net revenue of our digital segment.

Cost of revenue, which we recognize in our digital media segment, increased to $6.5 million for the nine-month period ended September 30, 2016 from $4.6 million for the nine-month period ended September 30, 2015, an increase of $1.9 million, primarily attributed to increased online media costs associated with the increase in net revenue of our digital segment.

Direct Operating Expenses. Direct operating expenses increased to $28.2 million for the three-month period ended September 30, 2016 from $27.6 million for the three-month period ended September 30, 2015, an increase of $0.6 million. Of the overall increase, approximately $0.4 million was attributed to our television segment and was primarily attributable to an increase in expenses associated with the increase in advertising revenue and an increase in salary expense. Additionally, approximately $0.3 million of the overall increase was attributed to our radio segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, direct operating expenses increased to 43% for the three-month period ended September 30, 2016 from 40% for the three-month period ended September 30, 2015.

Direct operating expenses increased to $84.3 million for the nine-month period ended September 30, 2016 from $81.4 million for the nine-month period ended September 30, 2015, an increase of $2.9 million. Of the overall increase, approximately $1.4 million was attributed to our television segment and was primarily attributable to an increase in expenses associated with the increase in advertising revenue and an increase in salary expense. Additionally, approximately $1.6 million of the overall increase was attributed to our radio segment and was primarily attributable an increase in salary expense. The overall increase in direct operating expenses was partially offset by a decrease of approximately $0.1 in our digital segment that was primarily attributable to a decrease in non-cash stock-based compensation expense. As a percentage of net revenue, direct operating expenses increased to 45% for the nine-month period ended September 30, 2016 from 43% % for the nine-month period ended September 30, 2015.

We believe that direct operating expenses will continue to increase in dollar terms during the remainder of 2016, primarily as a result of employee salary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11.9 million for the three-month period ended September 30, 2016 from $11.2 million for the three-month period ended September 30, 2015, an increase of $0.7 million. Of the overall increase, approximately $0.2 million was attributed to our television segment and was primarily attributable to an increase in salary expense and insurance expense. Additionally, approximately $0.3 million of the overall increase was attributed to our radio segment and was primarily attributable to an increase in salary expense and insurance expense. The remaining $0.2 million was attributed to our digital segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, selling, general and administrative expenses increased to 18% for the three-month period ended September 30, 2016 from 16% for the three-month period ended September 30, 2015.

Selling, general and administrative expenses increased to $34.8 million for the nine-month period ended September 30, 2016 from $32.2 million for the nine-month period ended September 30, 2015, an increase of $2.6 million. Of the overall increase, approximately $0.9 million was attributed to our television segment and was primarily attributable to an increase in salary expense and insurance expense. Additionally, approximately $0.8 million of the overall increase was attributed to our radio segment and was primarily attributable to increases in salary expense, bad debt expense and insurance expense. The remaining $0.9 million was attributed to our digital segment and was primarily attributable to an increase in salary expense. As a percentage of net revenue, selling, general and administrative expenses increased to 18 % for the nine-month period ended September 30, 2016 from 17 % for the nine-month period ended September 30, 2015.

We believe that selling, general and administrative expenses will continue to increase in dollar terms during the remainder of 2016, primarily as a result of employee salary increases.

Corporate Expenses. Corporate expenses increased to $5.7 million for the three-month period ended September 30, 2016 from $5.5 million for the three-month period ended September 30, 2015, an increase of $0.2 million. The increase was primarily attributable to increases in salary expense and non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses increased to 9% for the three-month periods ended September 30, 2016 from 8% for the three-month period ended September 30, 2015.

Corporate expenses increased to $16.6 million for the nine-month period ended September 30, 2016 from $15.6 million for the nine-month period ended September 30, 2015, an increase of $1.0 million. The increase was primarily attributable to increases in salary expense and non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses increased to 9% for the nine-month period ended September 30, 2016 from 8% for the nine-month period ended September 30, 2015.

We believe that corporate expenses will continue to increase in dollar terms during the remainder of 2016, primarily as a result of increased salary expense.

Depreciation and Amortization. Depreciation and amortization decreased to $3.8 million for the three-month period ended September 30, 2016 from $4.0 million for the three-month period ended September 30, 2015, a decrease of $0.2 million. The decrease was primarily attributable to a decrease in depreciation as certain assets are now fully depreciated.

Depreciation and amortization decreased to $11.7 million for the nine-month period ended September 30, 2016 from $11.9 million for the nine-month period ended September 30, 2015, a decrease of $0.2 million. The decrease was primarily attributable to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $13.3 million for the three-month period ended September 30, 2016, compared to $19.0 million for the three-month period ended September 30, 2015. As a result of the above factors, operating income was $34.2 million for the nine-month period ended September 30, 2016, compared to $43.0 million for the nine-month period ended September 30, 2015.

Interest Expense. Interest expense increased to $3.9 million for the three-month period ended September 30, 2016 from $3.3 million for the three-month period ended September 30, 2015, an increase of $0.6 million. This increase was primarily attributable to interest related to our swap agreements that took effect in 2016.

Interest expense increased to $11.6 million for the nine-month period ended September 30, 2016 from $9.8 million for the nine-month period ended September 30, 2015, an increase of $1.8 million. This increase was primarily attributable to interest related to our swap agreements that took effect in 2016.

Income Tax Expense.  Income tax expense for the nine-month period ended September 30, 2016 was $9.4 million, or 41% of our pre-tax income.  Income tax expense for the nine-month period ended September 30, 2015 was $13.5 million or 40 % of our pre-tax income.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $40.4 million for the three-month period ended September 30, 2016 from $43.4 million for the three-month period ended September 30, 2015, a decrease of approximately $3.0 million. The decrease was primarily due to approximately $5.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator included in the 2015 period, and which revenue did not recur in 2016, and a decrease in local advertising revenue. This decrease was partially offset by an increase in national advertising revenue, an increase in political advertising revenue, which was not material in 2015, and an increase in retransmission consent revenue. We generated a total of $7.4 million and $7.1 million in retransmission consent revenue for the three-month periods ended September 30, 2016 and 2015, respectively.

Net revenue in our television segment decreased to $116.1 million for the nine-month period ended September 30, 2016 from $119.3 million for the nine-month period ended September 30, 2015, a decrease of approximately $3.2 million. The decrease was primarily due to approximately $10.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator included in the 2015 period, and which revenue did not recur in 2016, and a decrease in local advertising revenue. This decrease was partially offset by an increase in political advertising revenue, which was not material in 2015, an increase in national advertising revenue, and an increase in retransmission consent revenue. We generated a total of $22.3 million and $20.7 million in retransmission consent revenue for the nine-month periods ended September 30, 2016 and 2015, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.6 million for the three-month period ended September 30, 2016 from $15.2 million for the three-month period ended September 30, 2015, an increase of approximately $0.4 million. The increase was primarily attributable to an increase in expenses associated with the increase in advertising revenue and an increase in salary expense.

Direct operating expenses in our television segment increased to $46.1 million for the nine-month period ended September 30, 2016 from $44.7 million for the nine-month period ended September 30, 2015, an increase of approximately $1.4 million. The increase was primarily attributable to an increase in expenses associated with the increase in advertising revenue and an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.5 million for the three-month period ended September 30, 2016 from $5.3 million for the three-month period ended September 30, 2015, an increase of $0.2 million. The increase was primarily attributable to an increase in salary expense and insurance expense.

Selling, general and administrative expenses in our television segment increased to $16.2 million for the nine-month period ended September 30, 2016 from $15.3 million for the nine-month period ended September 30, 2015, an increase of $0.9 million. The increase was primarily attributable to an increase in salary expense and insurance expense.

Radio

Net Revenue.  Net revenue in our radio segment decreased to $19.2 million for the three-month period ended September 30, 2016 from $20.9 million for the three-month period ended September 30, 2015, a decrease of $1.7 million. The decrease was primarily attributable to a decrease in local advertising revenue, partially offset by an increase in political advertising revenue, which was not material in 2015.

Net revenue in our radio segment decreased to $55.6 million for the nine-month period ended September 30, 2016 from $56.8 million for the nine-month period ended September 30, 2015, a decrease of $1.2 million. The decrease was primarily attributable to a decrease in local advertising revenue, partially offset by an increase in political advertising revenue, which was not material in 2015.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $11.3 million for the three-month period ended September 30, 2016 from $11.0 million for the three-month period ended September 30, 2015, an increase of $0.3 million. The increase was primarily attributable to an increase in salary expense.

Direct operating expenses in our radio segment increased to $33.5 million for the nine-month period ended September 30, 2016 from $31.9 million for the nine-month period ended September 30, 2015, an increase of $1.6 million. The increase was primarily attributable to an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $5.1 million for the three-month period ended September 30, 2016 from $4.8 million for the three-month period ended September 30, 2015, an increase of $0.3 million. The increase was primarily attributable to increases in salary expense and insurance expense.

Selling, general and administrative expenses in our radio segment increased to $15.0 million for the nine-month period ended September 30, 2016 from $14.1 million for the nine-month period ended September 30, 2015, an increase of $0.9 million. The increase was primarily attributable to increases in salary expense, bad debt expense and insurance expense.

Digital

Net Revenue.  Net revenue in our digital segment increased to $5.7 million for the three-month period ended September 30, 2016 from $5.0 million for the three-month period ended September 30, 2015, an increase of $0.7 million. The increase was primarily attributable to increases in national and local revenue.

Net revenue in our digital segment increased to $16.5 million for the nine-month period ended September 30, 2016 from $12.6 million for the nine-month period ended September 30, 2015, an increase of $3.9 million. The increase was primarily attributable to increases in national and local revenue.

Cost of revenue.  Cost of revenue in our digital segment increased to $2.3 million for the three-month period ended September 30, 2016 from $1.9 million for the three-month period ended September 30, 2015, an increase of $0.4 million. The increase was primarily attributable to increased third party online media costs associated with the increase in net revenue. Because of these third party media costs, our margins tend to be smaller in our digital media segment than in our other broadcast segments. As a percentage of net revenue, cost of revenue increased to 40% for the three-month period ended September 30, 2016 from 38% for the three-month period ended September 30, 2015. The increase in cost of revenue as a percentage of digital revenue was primarily due to the increased use of automated buying platforms, which is referred to in our industry as programmatic revenue.  Because of the high volume and relative efficiencies of these platforms, the margins tend to be lower.

Cost of revenue in our digital segment increased to $6.5 million for the nine-month period ended September 30, 2016 from $4.6 million for the nine-month period ended September 30, 2015, an increase of $1.9 million. The increase was primarily attributable to increased third party online media costs associated with the increase in net revenue. Because of these third party media costs, our margins tend to be smaller in our digital media segment than in our other broadcast segments. As a percentage of net revenue, cost of revenue increased to 39% for the nine-month period ended September 30, 2016 from 37% for the nine-month period ended September 30, 2015. The increase in cost of revenue as a percentage of digital revenue was primarily due to the increased use of automated buying platforms, which is referred to in our industry as programmatic revenue.  Because of the high volume and relative efficiencies of these platforms, the margins tend to be lower.

Direct operating expenses. Direct operating expenses in our digital segment remained constant at $1.4 million for each of the three-month periods ended September 30, 2016 and 2015.

Direct operating expenses in our digital segment decreased to $4.7 million for the nine-month period ended September 30, 2016 from $4.8 million for the nine month period ended September 30, 2015, a decrease of $0.1 million.  The decrease was primarily attributable to a decrease in non-cash stock-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $1.3 million for the three-month period ended September 30, 2016 from $1.1 million for the three-month period ended September 30, 2015, an increase of $0.2 million. The increase was primarily attributable to an increase in salary expense.

Selling, general and administrative expenses in our digital segment increased to $3.6 million for the nine-month period ended September 30, 2016 from $2.8 million for the nine-month period ended September 30, 2015, an increase of $0.8 million. The increase was primarily attributable to an increase in salary expense.

Liquidity and Capital Resources

We had net income of approximately $25.6 million, $27.1 million, and $133.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. We had positive cash flow from operations of $62.3 million, $54.4 million and $32.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. We generated cash flow from operations of $38.9 million for the nine-month period ended September 30, 2016 and we expect to have positive cash flow from operations for the 2016 year.  We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that cash flows from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months and for the foreseeable future.

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

Our borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of September 30, 2016, our effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on the Term Loan B Maturity Date, which is May 31, 2020 and the Revolving Credit Facility expires on the Revolving Loan Maturity Date, which is May 31, 2018.

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

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended September 30, 2016 was a gain of $0.6 million, net of tax, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the nine-month period ended September 30, 2016 was a gain of $0.1 million, net of tax, and was included in other comprehensive income (loss). We paid $0.8 million of interest related to the interest rate swap agreements for the three-month period ended September 30, 2016. We paid $2.5 million of interest related to the interest rate swap agreements for the nine-month period ended September 30, 2016. As of September 30, 2016, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

We did not repurchase shares during the nine-month period ended September 30, 2016. As of September 30, 2016, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08, for an aggregate purchase price of approximately $12.5 million, since the beginning of this program. All repurchased shares were retired as of December 31, 2014.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $48.6 million for the nine-month period ended September 30, 2016 from $57.5 million for the nine-month period ended September 30, 2015, a decrease of $8.9 million, or 15%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 26% for the nine-month period ended September 30, 2016, compared to 30% for the nine-month period ended September 30, 2015.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of September 30): 2016, 4.4 to 1; 2015, 4.0 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow provided by operating activities was $38.9 million for the nine-month period ended September 30, 2016, compared to net cash flow provided by operating activities of $46.9 million for the nine-month period ended September 30, 2015. We had net income of $13.4 million for the nine-month period ended September 30, 2016, which was partially offset by non-cash items, including depreciation and amortization expense of $11.7 million, deferred income taxes of $8.9 million, and non-cash stock-based compensation of $2.6 million. We had net income of $19.8 million for the nine-month period ended September 30, 2015.  Our net income for the nine-month period ended September 30, 2015 was partially offset by non-cash items, including depreciation and amortization expense of $11.9 million. We expect to have positive cash flow from operating activities for the full year 2016.

Net cash flow used in investing activities was $7.2 million for the nine-month period ended September 30, 2016, compared to net cash flow used in investing activities of $11.5 million for the nine-month period ended September 30, 2015. During the nine-month period ended September 30, 2016, we spent $7.0 million on net capital expenditures. During the nine-month period ended September 30, 2015, we spent $11.5 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $10.5 million for the full year 2016. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $9.3 million for the nine-month period ended September 30, 2016, compared to net cash flow used in financing activities of $8.6 million for the nine-month period ended September 30, 2015. During the nine-month period ended September 30, 2016, we made dividend payments of $8.4 million, debt payments of $2.8 million and received proceeds of $1.9 million related to the issuance of common stock upon the exercise of stock options. During the nine-month period ended September 30, 2015, we made dividend payments of $6.6 million, a contingent consideration payment of $1.0 million, debt payments of $2.8 million, and received proceeds of $1.8 million related to the issuance of common stock upon the exercise of stock options.

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

Interest Rates

As of September 30, 2016, we had $313.7 million of variable rate bank debt outstanding under our 2013 Credit Facility.  The debt bears interest at LIBOR plus a margin of 2.5%.  The LIBOR rate is subject to a 1.0% floor, effectively resulting in an effective interest rate of 3.5% at September 30, 2016. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin.  If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. Hypothetically, if LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2016 level, our annual interest expense under our term loan would increase, and cash flow from operations would decrease, by approximately $1.1 million, based on the outstanding balance of our term loan as of September 30, 2016.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended September 30, 2016, was a gain of $0.6 million, net of tax, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the nine-month period ended September 30, 2016, was a gain of $0.1 million, net of tax, and was included in other comprehensive income (loss).We paid $0.8 million of interest related to the interest rate swap agreements for the three-month period ended September 30, 2016. We paid $2.5 million of interest related to the interest rate swap agreements for the nine-month period ended September 30, 2016. As of September 30, 2016, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

We did not repurchase any shares of Class A common stock during 2016 and 2015. As of September 30, 2016, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08, for an aggregate purchase price of approximately $12.5 million, since the beginning of this program. All repurchased shares were retired as of December 31, 2014.

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

Date: November 4, 2016

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