Form 10-K
period 2016-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2017-03-10
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 was approximately $494,727,180 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 6, 2017, there were 65,931,256 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders scheduled to be held on May 25, 2017 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
•

the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new federal healthcare laws, including the Affordable Care Act, the rules and regulations promulgated thereunder, any executive action with respect thereto, and any changes with respect to any of the foregoing in the 115th Congress.

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

We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and operate 49 radio stations in 18 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also operate Entravision Solutions as our national sales representation division, through which we sell advertisements and syndicate radio programming to more than 300 stations across the United States.

We provide digital advertising solutions that allow advertisers to reach online Hispanic audiences in the United States and Mexico. We operate a proprietary technology and data platform that delivers digital advertising in various advertising formats to allow advertisers to reach Hispanic audiences across a wide range of Internet-connected devices on our owned and operated digital media sites, the digital media sites of our publisher partners or owners of Internet and mobile sites that contain premium digital content and digital advertising inventory who provide us with access to their digital advertising inventory, and on other digital media sites we access through third-party platforms and exchanges.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements that are entered into with Multichannel Video Programming Distributors, or MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when display or other digital advertisements record impressions on the websites of our third party publishers. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.) resulting from significant political advertising and, to a lesser degree, Congressional off-year election years (2018, 2022, etc.), resulting from increased political advertising, compared to other years.

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

Our net revenue for the year ended December 31, 2016 was approximately $258.5 million. Of this amount, revenue generated by our television segment accounted for approximately 62%, revenue generated by our radio segment accounted for approximately 29%, and revenue generated by our digital media segment accounted for approximately 9%, of total revenue.

Our primary expenses are employee compensation, including commissions paid to our sales staff and amounts paid to our national representative firms, as well as expenses for general and administrative functions, promotion and selling, engineering, marketing, and local programming. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets. In addition, cost of revenue related to our digital media segment consists primarily of the costs of online media acquired from third-party publishers.

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

Business Strategy

Our strategy is to reach Hispanic audiences primarily in the United States and certain border markets of Mexico. We own and/or operate media properties in 14 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we own and/or operate media properties in 10 of the 15 fastest-growing markets. We believe that targeting the U.S. Hispanic market will translate into revenue growth in the future, including for the following reasons:

•

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. More than 56 million Hispanics live in the United States, accounting for nearly 18% of the total U.S. population. The overall Hispanic population is growing at eight times the rate of the non-Hispanic population and is expected to grow to 68 million, or approximately 20% of the total U.S. population, by 2021. Approximately 51% of the total future growth in the U.S. population through 2021 is expected to come from the Hispanic community.

•	Spanish-Language Use. Approximately 78% of Hispanics age five and over in the United States speak some Spanish, while approximately 64% of U.S. Hispanics are bilingual and 33% are Spanish dominant.
•

Increasing U.S. Hispanic Buying Power. The U.S. Hispanic population is projected to have accounted for total consumer expenditures of over $758 billion in 2016. With an average of $71,000 in 2016, Hispanic household income is growing at a faster rate than Non-Hispanic household income and is projected to reach an aggregate of $1.2 trillion in 2021.

•

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We also believe that the larger average size and younger median age of Hispanic households (averaging 3.4 persons and 30.5 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 43.2 years of age) lead Hispanics to spend more per household in many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average U.S. household, the average U.S. Hispanic household spends 8% more per year than the average U.S. non-Hispanic household on food at home, 41% more on restaurants, 58% more on children’s clothing, 45% more on footwear, 35% more on soaps, detergents and other cleaning products and 20% more on cellular phone services. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

•

Spanish-Language Advertising. Over $7.8 billion of total advertising expenditures in the United States were placed with Spanish-language media in 2015, the most recent year for which such data are available, of which approximately 85% was placed with Spanish-language television and radio advertising.

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

Our television operations comprise the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. According to Univision, its primary network, together with its UniMás network, represented approximately a 56% share of the U.S. Spanish-language network television prime time audience of persons 2+ years of age as of May 2016. In addition, Univision reports that the UniMás network had more viewers 2+ years of age, adults ages 18-49 and adults ages 18-34 than the combined audience of Azteca, Estrella TV and MundoMax across seven out of the eight key daily broadcast time segments in 2016. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, seven days a week, including a prime time schedule on its primary network of substantially all first-run programming throughout the year. We believe that the breadth and diversity of Univision’s programming, combined with our local news and community-oriented segments, provide us with an advantage over other Spanish-language and English-language media in reaching U.S. Hispanic viewers. Our local content is designed to meet the needs of our communities and brand each of our stations as the best source for relevant community information that accurately reflects local interests and needs.

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

Distribute News and Other Content Across Our Television, Radio and Digital Properties. We develop our own news, entertainment and lifestyle content and radio shows including “Erazno y La Chokolata”, and produce a Sunday morning political talk show, “Perspectiva Nacional”. We also employ our own White House correspondent in Washington, D.C. We distribute this content across our television, radio and digital properties.  In addition, through Entravision Solutions, we syndicate certain of our radio shows including “Erazno y La Chokolata” and other programs including “El Show de Piolin” and “El Show de Alex ‘El Genio’ Lucas” across a network of more than 300 radio stations, which includes our radio stations as well as other radio stations that we do not own or operate, in 105 markets throughout the United States.  Moreover, we broadcast National Football League games, such as Sunday Night Football, the American Football Conference playoffs and Super Bowl LI, in Spanish for 28 radio stations, including our radio stations as well as other radio stations that we do not own or operate.

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

One of our goals has been to create and grow our combination markets, featuring Spanish-language television stations, together with a strong radio presence and digital properties. We believe that these combination markets provide unique cross-selling and cross-promotional opportunities, making us an attractive option for advertisers wishing to reach U.S. Hispanic audiences and consumers. Accordingly, we have focused on potential acquisitions of additional media properties in our existing markets that will enhance our offerings to the U.S. Hispanic marketplace. In addition, we plan to continue to evaluate opportunities to acquire businesses that connect advertisers with U.S. Hispanic audiences and consumers.

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

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, which expired in December 2014, and which Univision and we have extended from time-to-time, most recently through March 31, 2017. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2016 and 2015, retransmission consent revenue accounted for approximately $29.6 million and $27.9 million, respectively. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. We have entered into multiple short-term extensions of the proxy agreement since its December 2014 expiration, and it is our current intention to negotiate with Univision one or more further extensions of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

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

Television

Overview

We own and/or operate Univision-affiliated television stations in 24 markets, including 20 of the top 50 Hispanic markets in the United States. Our television operations comprise the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. Univision’s primary network is among the most-watched broadcast television networks among U.S. Hispanics, available in approximately 93% of U.S. Hispanic television households, and is the most watched television network (English- or Spanish-language) among U.S. Hispanic households during prime time. Univision’s primary network, together with its UniMás network, represented approximately a 56% share of the U.S. Spanish-language network television prime time audience of persons 2+ years of age as of May 2016. We operate both Univision and UniMás affiliates in 20 of our 24 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day, seven days a week. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

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

Our Local Programming. We believe that our local news brands our stations in our television markets. We shape our local news to relate to and inform our audiences. Our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in 11 of our television markets among adults 18-49 years of age, and in 13 markets among adults 18-34 years of age. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets. In several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

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

Our network affiliation agreements with Azteca International Corporation, or Azteca, gives us the right to broadcast Azteca America network programming on XHAS, serving the Tijuana/San Diego market, beginning on July 1, 2017 through June 30, 2020, and on the secondary program stream of XDTV, serving the Tecate/San Diego market, beginning on March 15, 2017 through July 16, 2017, as well as on the secondary program streams of KXOF-CD, serving the Laredo market, and KVYE-TV, serving the Yuma-El Centro market, through February 12, 2020.

Our network affiliation agreement with Fox Broadcasting Company, or Fox, gives us the right to broadcast Fox network programming on KFXV-LD, serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and KXOF-CD, serving the Laredo market, through December 31, 2017. This network affiliation agreement may be extended for successive one-year terms at Fox’s option, subject to our consent.

We also have an agreement with Master Distribution Service, Inc., an affiliate of Fox, which gives us the right to provide ten hours per week of MyNetworkTV network programming on KFXV-LD, KXOF-CD and XDTV-TV, serving the Tecate/San Diego market. This agreement expires in October 2017 and may be extended for successive one-year periods by mutual consent of the parties.

Our network affiliation agreement with The CW Network, LLC, or CW, gives us the right to broadcast CW network programming on KCWT-CD and on the secondary program streams of KFXV-LD and KNVO-TV, each serving the Harlingen-Weslaco-Brownsville-McAllen market, on XHRIO-TV serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and on KRNS-CD and on the secondary program stream of KREN-TV, both serving the Reno, Nevada market, through 2018.

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

Long-Term Time Brokerage Agreements. We program each of XDTV-TV, serving the Tecate/San Diego market; XHAS-TV, serving the Tijuana/San Diego market; and XHRIO-TV, serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, under long-term time brokerage agreements. Under those agreements, in combination with certain of our Mexican affiliates and subsidiaries, we provide the programming and related services available on these stations, but the station owners retain absolute control of the content and other broadcast issues. These long-term time brokerage agreements expire in 2038, 2040 and 2045, respectively, and each provides for automatic, perpetual 30-year renewals unless both parties consent to termination. Each of these agreements provides for substantial financial penalties should the other party attempt to terminate prior to its expiration without our consent, and they do not limit the availability of specific performance as a remedy for any such attempted early termination.

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	368,960	321,630	87.2%	KNVO-TV KTFV-CD (1) KFXV-LD KXFX-CD (1) KCWT-CD (1)	Univision UniMás Fox Fox CW
Orlando-Daytona Beach-Melbourne, Florida	12	1,519,570	269,320	17.7%	WVEN-TV W47DA WVCI-LP WOTF-TV (2)	Univision Univision Univision UniMás
San Diego, California	13	1,065,700	268,410	25.2%	KBNT-CD (1) KHAX-LP KDTF-LD KTCD-LP	Univision Univision UniMás LATV
Albuquerque-Santa Fe, New Mexico	15	677,590	263,850	38.9%	KLUZ-TV KTFQ-TV (2) KTFA-LP	Univision UniMás Home Shopping Network
Denver-Boulder, Colorado	17	1,630,380	252,820	15.5%	KCEC-TV KTFD-TV (2) KDVT-LP	Univision UniMás LATV
Washington, D.C. (Hagerstown, Maryland)	18	2,476,680	251,970	10.2%	WFDC-TV (2) WMDO-CD (1) WJAL-TV	Univision UniMás English- Language
Tampa-St. Petersburg (Sarasota), Florida	19	1,908,590	247,790	13.0%	WVEA-TV WFTT-TV (2)	Univision UniMás
El Paso, Texas	20	333,270	240,860	72.3%	KINT-TV KTFN-TV	Univision UniMás
Boston, Massachusetts	21	2,424,240	189,970	7.8%	WUNI-TV WUTF-TV (2)	Univision UniMás
Las Vegas, Nevada	24	757,840	171,750	22.7%	KINC-TV KNTL-LP KWWB-LP KELV-LD	Univision Univision Univision UniMás
Corpus Christi, Texas	28	209,760	119,130	56.8%	KORO-TV KCRP-CD (1)	Univision UniMás
Hartford-New Haven, Connecticut	29	963,950	110,130	11.4%	WUVN-TV WUTH-CD (1)	Univision UniMás
Monterey-Salinas-Santa Cruz, California	34	226,630	81,360	35.9%	KSMS-TV KDJT-CD (1) KCBA-TV (2)	Univision UniMás Fox
Odessa-Midland, Texas	36	163,450	75,620	46.3%	KUPB-TV	Univision
Laredo, Texas	38	74,330	70,040	94.2%	KLDO-TV KETF-CD (1) KXOF-CD (1)	Univision UniMás Fox
Yuma, Arizona-El Centro, California	39	109,930	69,050	62.8%	KVYE-TV KAJB-TV (2)	Univision UniMás

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Colorado Springs-Pueblo, Colorado	42	354,190	63,790	18.0%	KVSN-TV KGHB-CD (1)	Univision UniMás
Santa Barbara-Santa Maria-San Luis Obispo, California	46	226,940	58,350	25.7%	KPMR-TV K17GD-D (1) K50LZ-D (1) KTSB-CD (1) K10OG-D (1)	Univision Univision Univision UniMás UniMás
Palm Springs, California	49	158,010	56,820	36.0%	KVER-CD (1) KVES-LD KEVC-CD (1)	Univision Univision UniMás
Lubbock, Texas	50	160,440	55,660	34.7%	KBZO-LD	Univision
Wichita-Hutchinson, Kansas	56	439,760	45,420	10.3%	KDCU-TV (3)	Univision
Reno, Nevada	62	260,630	40,200	15.4%	KREN-TV KRNS-CD (1)	Univision CW
Springfield-Holyoke, Massachusetts	64	249,430	37,740	15.1%	WHTX-LD	Univision
San Angelo, Texas	91	56,680	19,000	33.5%	KEUS-LD (1) KANG-LP	Univision UniMás
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XDTV-TV (4)	MyNetworkTV
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV (4)	Telemundo
Matamoros, Tamaulipas, Mexico (Harlingen-Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV (4)	CW

Source: Nielsen Media Research 2017 universe estimates.

(1)	“CD” in call signs indicates that a station is operated as a Class A digital television service. Certain stations without this “CD” designation are also Class A stations.
(2)	We provide the sales and marketing function of this station under a marketing and sales arrangement.
(3)	We share operating services and sales and marketing functions with another broadcast station in the same market under a shared services and sales and marketing arrangement.
(4)

We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.

Digital Television Technology. As we continue to develop our digital television transmission technology for our television stations, we are operating in an environment where we can decide the resolution and number of broadcast streams we provide in our over-the-air transmissions. Depending upon how high a resolution level with which we elect to transmit our programming, we have the potential to transmit over-the-air broadcast streams containing multiple program streams using the bandwidth authorized to each digital station. The transmission of such multiple programming streams is referred to as multicasting. We currently are multicasting network programming streams, primarily UniMás network programming and LATV network programming streams, at a number of our stations, along with our primary program streams. In addition, we are multicasting CW, MyNetworkTV and other network programming in certain of our markets. We periodically evaluate these multicasting operations as well as the amount of bandwidth we must allocate to our primary program streams and may consider either expanding or limiting our multicasting operations, or keeping these multicasting operations substantially as at present, in the future. We also continue to monitor developments in digital television technology that offer the opportunity to marry elements of broadcasting and broadband along with higher levels of video resolution.

Television Advertising

Approximately 81% of the revenue generated from our television operations in 2016 was derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2016, local advertising accounted for approximately 42% of our total television revenue.

National. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. We typically engage national sales representative firms to work with our station sales managers and solicit national advertising sales, and we pay certain sales representation fees to these firms relating to national advertising sales. Under our network affiliation agreements with Univision, Univision acts as our sales representative for the sale of national advertising on our Univision and UniMás affiliate television stations, and advertisers which have purchased national advertising on these affiliate stations include Nissan Motor Co., Ltd., Fiat Chrysler Automobiles N.V., Charter Communications, Inc., McDonald’s Corporation, Ford Motor Company, Cox Communications, Inc., Toyota Motor Corporation, H-E-B, Conn’s, Inc., Service Employees International Union, and General Motors Company. Telemundo acts as our national sales representative for the sale of national advertising on our Telemundo affiliate station, and Entravision Solutions, one of our divisions, acts as our national sales representative for the sale of national advertising on our stations that broadcast Fox, CW and MyNetworkTV network programming. In 2016, national advertising accounted for approximately 39% of our total television revenue.

Retransmission Consent Revenue. We generate retransmission consent revenue from retransmission consent agreements that are entered into with MVPDs. This revenue represents payments from these entities for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. In addition, we generally pay either a per subscriber fee or share the retransmission consent revenue received from MVPDs with the network providing the programming, which is known in the television industry as reverse network compensation.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, which expired in December 2014, and which Univision and we have extended from time-to-time, most recently through March 31, 2017. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2016 and 2015, retransmission consent revenue accounted for approximately $29.6 million and $27.9 million, respectively. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. We have entered into multiple short-term extensions of the proxy agreement since its December 2014 expiration, and it is our current intention to negotiate with Univision one or more further extensions of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

As a result of the adoption of legislation in late 2014, modifying the Communications Act of 1934, or the Communications Act, we are no longer able to negotiate retransmission consent agreements with other television stations located in the same television market.  The application of this statutory modification prevents us from negotiating with Univision in the six television markets where we and Univision both own television stations.

In 2016, retransmission consent revenue accounted for approximately 19% of our total television revenue. We anticipate that retransmission consent revenue will continue to be an important source of net revenues in future periods.

Channel Modification Revenue. We also generate revenue from agreements associated with television stations in order to accommodate the operations of telecommunications operators. In 2016, there was no such revenue.

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

Television Competition

We face intense competition in the television broadcasting business. In each local television market, we compete for viewers and revenue with other local television stations, which are typically the local affiliates of the four principal English-language television networks, NBC, ABC, CBS and Fox and, in certain cities, the CW Network. In certain markets (other than San Diego), we also compete with the local affiliates or owned and operated stations of Telemundo, the Spanish-language television network now owned by Comcast, as well as Azteca.

We also directly or indirectly compete for viewers and revenue with both English- and Spanish-language independent television stations, other video media, suppliers of cable television programs, direct broadcast satellite systems, newspapers, magazines, radio, applications for mobile media devices and other forms of entertainment and advertising. In addition, in certain markets we operate radio stations that indirectly compete for local and national advertising revenue with our television business.

We believe that our primary competitive advantages are the quality of the programming we receive through our affiliation with Univision and the quality of our local news. According to Univision, its primary network is one of the top five networks in the United States regardless of language and is the most-watched Spanish-language network in the United States during prime time. In addition, Univision reports that its primary network and the UniMás network together have maintained superior audience ratings among all U.S. Hispanic households when compared to both Spanish-language and English-language broadcast networks. Similarly, our local news achieves strong audience ratings. Our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in 11 of our television markets among adults 18-49 years of age and in 13 markets among adults 18-34 years of age.

Telemundo is the second-largest provider of Spanish-language content worldwide. Telemundo’s multiple platforms include the Telemundo Network, a Spanish-language television network featuring original productions, theatrical motion pictures, news and sporting events.

We also benefit from operating in different media: television and radio advertising. While we have not engaged in any significant cross-selling program, we do take advantage of opportunities for cross-promotion of our stations.

Radio

Overview

We own and operate 49 radio stations (38 FM and 11 AM), 48 of which are located in the top 50 Hispanic markets in the United States, and operate Entravision Solutions as our national sales representation division. Our radio stations broadcast into markets with an aggregate of approximately 20 million U.S. Hispanics, which is approximately 40% of the Hispanic population in the United States. Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with all local programming.

Radio Programming

Radio Networks. Our networks allow advertisers with national product distribution to deliver a uniform advertising message to the growing Hispanic market around the country in an efficient manner.

Although our networks have a broad geographic reach, technology allows our stations to offer the necessary local feel and to be responsive to local clients and community needs. Designated time slots are used for local advertising, news, traffic, weather, promotions and community events. The audience gets the benefit of a national radio sound along with local content. To further enhance this effect, our on-air personalities frequently travel to participate in local promotional events. For example, in selected key markets our on-air personalities appear at special events and client locations. We promote these events as “remotes” to bond the national personalities to local listeners. Furthermore, all of our stations can disconnect from their networks and operate independently in the case of a local emergency or a problem with our central Multiprotocol Label Switching, or MPLS, transmission.

Radio Formats. Each of our three radio networks produce a music format that is simultaneously distributed via MPLS with a high definition quality sound to our stations. Each of these formats appeals to different listener preferences:

•

“La Tricolor” is a personality-driven format primarily targeting male Hispanic listeners 18-49 years of age, that includes “El Show de Piolin” in the morning drive, which airs on 17 of our stations, “Carla La Plebe” during midday hours, which airs on 13 of our stations, “Erazno y La Chokolata” in the afternoon drive, which airs on 18 of our stations and is syndicated on an additional 63 stations, and Mexican regional music;

•

“José: Nunca Sabes Lo Que Va A Tocar” (“You never know what he’ll play”), which targets Hispanic adults 25-54 years of age, features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present; “El Genio” Alex Lucas in the mornings; “Armida y La Flaka” in daytime; “Curvas Peligrosas”, a nutritionally-focused program that educates Hispanics on healthy lifestyles; “LM Show”, featuring Latino celebrity news and entertainment in the evenings; and play-by-play soccer coverage of the Mexican national team, including coverage of the 2018 World Cup; and

•	“Super Estrella”, which primarily targets Hispanic adults 18-49 years of age, airs in three of our markets and features the best Spanish-language contemporary artists.

We also broadcast in Spanish National Football League games, such as Sunday Night Football, the American Football Conference playoffs and Super Bowl LI, for 28 radio stations, including our radio stations as well as other radio stations that we do not own or operate.

Our radio networks are broadcast in 15 of the 18 radio markets that we serve. In addition, in markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe appeals to local listeners, including the following:

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

•	In the Los Angeles market, we program “La Suavecita”, a format that primarily targets females that features a blend of 90’s Grupero and Banda music with some Cumbia/Sonidero.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	José (1) José (1) José (1) La Suavecita (1) La Suavecita (1) La Suavecita (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	ESPN Deportes (2)
Phoenix, Arizona	9	KLNZ-FM KDVA-FM KVVA-FM KBMB-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor José José ESPN Deportes
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) Mexican Regional José Adult Contemporary (English)
Sacramento-Stockton-Modesto, California	11	KRCX-FM KNTY-FM KHHM-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	La Tricolor Country (English) Contemporary Hit (English) José La Tricolor ESPN Deportes José Super Estrella
Orlando-Daytona Beach-Melbourne, Florida	12	WNUE-FM	98.1	MHz	Salsa 98.1
Albuquerque-Santa Fe, New Mexico	15	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	José ESPN Deportes
Denver-Boulder, Colorado Aspen, Colorado	17	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	José La Tricolor Super Estrella La Tricolor
El Paso, Texas	20	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	Oldies (English) José La Tricolor ESPN Deportes Oldies (English)
Las Vegas, Nevada	24	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	Super Estrella La Tricolor
Monterey-Salinas-Santa Cruz, California	34	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor José Time Brokered (2)
Yuma, Arizona-El Centro, California	39	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	José La Tricolor Time Brokered (2)
Palm Springs, California	49	KLOB-FM	94.7	MHz	José
		KPST-FM	103.5	MHz	La Tricolor
Lubbock, Texas	50	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor ESPN Deportes
Reno, Nevada	62	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2017 estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Radio Advertising

Substantially all of the revenue generated from our radio operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff, and also from a third-party network inventory agreement, digital, and non-traditional revenue. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force, in each of our markets, that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2016, local advertising revenue accounted for approximately 62% of our total radio revenue.

National. National advertising revenue generally represents spot and network revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. Entravision Solutions, one of our divisions, typically acts as a national sales representative to solicit national advertising sales on our Spanish-language radio stations. In 2016, national advertising revenue accounted for approximately 38% of our total radio revenue.

Radio Marketing/Audience Research

We believe that radio is an efficient means for advertisers to reach targeted demographic groups. Advertising rates charged by our radio stations are based primarily on the following factors:

•	the particular station’s ratings (people listening to its programs as a percentage of total people in the listening area);
•	audience share (people listening to its programs as a percentage of people actually listening to radio at a specific time);
•	the demographic qualities of a program’s listeners (primarily age and gender);
•	the demand for available air time;
•	the time of day that the advertising runs;
•	competitive conditions in the station’s market, including the availability of other advertising media; and
•	general economic conditions, including advertisers’ budgetary considerations.

Nielsen Audio provides advertisers with the industry-accepted measure of listening audience classified by demographic segment and time of day that the listeners spend on particular radio stations. Radio advertising rates generally are highest during the hours of 6:00 A.M. and 7:00 P.M. These hours are considered the peak times for radio audience listening.

Historically, advertising rates for Spanish-language radio stations have been lower than those for English-language stations with similar audience levels. We believe that, over time, possibilities exist to narrow the disparities that have historically existed between Spanish-language and English-language advertising rates as new and existing advertisers recognize the growing desirability of the U.S. Hispanic population as an advertising target. For example, U.S. Hispanics spend more on food at home than the national average. We also believe that having multiple stations in a market enables us to provide listeners with alternatives, to secure a higher overall percentage of a market’s available advertising dollars, and to obtain greater percentages of individual customers’ advertising budgets.

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

Radio Competition

We face intense competition in the radio broadcasting business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to maintain and increase our market share of overall radio advertising revenue and the economic health of the market and the nation. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast and cable television, magazines, outdoor advertising, satellite-delivered radio services, applications for mobile media devices and other forms of digital delivery, and direct mail advertising. In addition, in certain markets we operate television stations that indirectly compete for local and national advertising revenue with our radio business. Our primary competitors in our markets in Spanish-language radio are Univision, iHeartMedia Inc. (formerly Clear Channel Communications Inc.) and Spanish Broadcasting System, Inc. These and many of the other companies with which we compete are large national or regional companies that have significantly greater resources and longer operating histories than we do.

Factors that are material to our competitive position include management experience, a station’s rank in its market, signal strength and coverage, and audience demographics. If a competing station within a market converts to a format similar to that of one of our stations, or if one of our competitors upgrades its stations, we could suffer a reduction in ratings and advertising revenue in that market. The audience ratings and advertising revenue of our individual stations are subject to fluctuation and any adverse change in certain of our key radio markets could have a material adverse effect on our operations.

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

We believe that while none of these new technologies can replace local broadcast radio stations, due to the factor of localism that broadcast radio offers, the challenges from new technologies will continue to require attention from management. In addition, we will continue to review potential opportunities to utilize such new technologies.

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

We believe that one of the main strengths of our platform is that it accesses and analyzes large amounts of data to provide a unique, multidimensional view of individual consumer profiles of (i)Hispanics at all levels of acculturation within the United States. We refer to this analysis as our proprietary (i)Hispanic acculturation model, which analyzes data such as generational status, age of entry into the United States, amount of time spent living in the United States, language preference and English proficiency, demographic data, geographic information and online behavioral knowledge, to provide advertisers with valuable insights and better understanding of Hispanic audiences and consumers. This understanding allows advertisers to more effectively reach Hispanic consumers across all acculturation levels in the United States and engage with them more effectively.

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

We typically contract with advertisers or agencies through insertion orders, which set forth campaign parameters such as size and duration of the campaign, type of advertising format and pricing. Digital advertising customers submit ad insertion orders to us and we fulfill those orders by delivering their digital advertisements to audiences through digital media properties. We are typically paid by advertisers on the basis of the number of viewer impressions to whom an advertisement is delivered, known as a cost per thousand basis, and we generally pay our publisher partners a negotiated percentage of this revenue. Prior to running an advertising campaign, the advertiser or agency may work with our creative team to provide the creative direction of the campaign and design in order to most effectively reach the audiences most desirable to it. Additionally, we provide our advertiser and agency customers with a programmatic advertising platform that allows them to acquire digital inventory electronically.

Our Digital Customers

Our digital customer base consists primarily of advertisers of all sizes and the advertising agencies that represent them. For the year ended December 31, 2016, we had over 3,600 advertising clients, including top brand advertisers from nearly all major industries, including automotive, consumer products, services, healthcare, telecommunications, travel, retail, finance and media. Digital revenue from individual advertisers varies from period to period. We do not believe that our business is substantially dependent upon any individual advertiser, and no individual advertiser represented more than 5% of our digital revenue for the year ended December 31, 2016.

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

Digital Competition

The digital advertising market is dynamic, rapidly changing and highly competitive, influenced by trends in both the overall advertising market as well as the digital advertising market. We compete with large online digital publishers such as Hulu, LLC and YouTube, LLC, which is owned by Google, Inc., or Google, as well as other publishers who rely on their own sales organizations to attract advertisers to their digital properties. Across the digital media landscape, we compete for advertising purchases with large entities such as Google, Facebook, Inc., Microsoft Corporation, AOL Inc. and Yahoo! Inc., all of whom offer digital advertising services as part of a larger solution for digital media buying, as well as other advertising technology companies and advertising networks. In the traditional media space, our digital operations also compete for advertising commitments with TV broadcasters, cable TV broadcasters, radio broadcasters, print media and other traditional publishers. Many of our competitors have significant client relationships, much larger financial resources and longer operating histories in this space than we have.

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

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting and digital media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.) resulting from significant political advertising and, to a lesser degree, Congressional off-year election years (2018, 2022, etc.), resulting from increased political advertising, compared to other years.

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

Employees

As of December 31, 2016, we had approximately 1,111 full-time employees worldwide.  Approximately 979 of those full-time employees are in the United States, including 650 full-time employees in television, 296 full-time employees in radio, and 33 full-time employees in digital media. As of December 31, 2016, three of our full-time television employees in the United States were represented by a labor union that has entered into a collective bargaining agreement with us. We have 59 full-time employees in Mexico, of whom 24 are covered by a collective bargaining agreement, which runs until January 31, 2018.  There are also four part-time employees in Mexico covered by this collective bargaining agreement.  We have 73 full-time employees and one part-time employee in digital media in Argentina, who are not members of a union or collective bargaining unit. We believe that our relations with our employees and these unions generally are good.

Regulation of Television and Radio Broadcasting

General. The FCC regulates television and radio broadcast stations pursuant to the Communications Act. Among other things, the FCC:

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

•

changes in the procedures whereby full-service broadcast stations are carried on MVPDs (cable television and direct-broadcast satellite systems) either on a must-carry or retransmission consent basis and how compensation systems and processes involving broadcasters and MVPDs might be modified;

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

Under the Communications Act, a broadcast license may not, absent a public interest determination by the FCC, be granted to or held by persons who are not U.S. citizens, by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, or foreign governments or their representatives or by non-U.S. corporations. The FCC recently adopted rules allowing broadcast licensees to file petitions for declaratory ruling requesting approval (i) of up to and including 100% aggregate foreign ownership by unnamed and future foreign investors in the controlling U.S. parent of a broadcast licensee, (ii) for any named foreign investor who proposes to acquire less than 100% controlling interest to increase the interest to 100% in the future, and (iii) for any non-controlling named foreign investor to increase its interest up to 49.99% in the future.  The new rules also establish that a broadcast licensee only needs to obtain specific approval for foreign investors holding more than 5% interest, and in certain circumstances more than 10% interest, in the U.S. parent of the broadcast licensee, or a controlling interest in the U.S. parent. The licenses for our stations could be revoked if our outstanding capital stock is issued to or for the benefit of non-U.S. citizens in excess of these limitations or in violation of the procedures adopted by the FCC. Our restated certificate of incorporation restricts the ownership and voting of our capital stock to enable us to comply with foreign ownership limitations.

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

The FCC, acting in 2014, extended the joint sales agreement attribution policy to television stations and set an effective date of December 19, 2016; however, Congress, has twice extended the effective date, for such agreements in effect as of March 31, 2014, which would have affected stations where we have such agreements, until September 30, 2025.  A Federal Court of Appeals has also found the adoption of the policy to be procedurally invalid.  Acting in late 2016, the FCC readopted the policy and, in doing so, provided for grandfathering of pre-March 31, 2014 agreements until September 30, 2025 as well as allowing parties that assign or transfer such agreements to be able to do so.  Consequently, we have joined with a third party that provides us with such services to request that the FCC’s decision that the agreements could not be assigned be reconsidered.

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

Pursuant to the Communications Act, the FCC is required, on a quadrennial basis, to review its media ownership rules. The FCC began the most recent such review in 2010. In 2014, the FCC initiated a new Quadrennial Review and incorporated the existing 2010 record into that proceeding.  The 2014 proceeding was ultimately completed in late 2016 and is presently the subject of FCC and judicial review.

The rule changes that have previously gone into effect amend the FCC’s methodology for defining a radio market for the purpose of ownership caps. The FCC replaced its signal contour method of defining local radio markets in favor of a geographic market assigned by Nielsen Audio, the private audience measurement service for radio broadcasters. For non-Nielsen Audio markets, the FCC is conducting a rulemaking in order to define markets in a manner comparable to Nielsen Audio’s method. In the interim, the FCC will apply a “modified contour approach,” to non-Nielsen Audio markets. This modified approach will exclude any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area. As for newspaper-broadcast cross-ownership, the FCC adopted a presumption that newspaper-broadcast ownership is consistent with the public interest in the top 20 television markets, while the presumption, in smaller markets, is that such cross-ownership is not consistent with the public interest, subject to certain exceptions.

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

In establishing a national cap by statute, Congress did not make mention of the FCC’s UHF discount policy, whereby UHF stations are deemed to serve only one-half of the population in their television markets. In a recent decision, the FCC abolished its UHF discount policy. In doing so, the FCC grandfathered ownership interests in place at the time of the decision.  The FCC has previously determined that Univision’s television station interests are attributable to our television interests in determining the television interests we must count for local and national multiple ownership purposes.  In the absence of the UHF discount, we may be limited in our ability to acquire additional television stations. The FCC decision is presently the subject of FCC and judicial review.

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

“Retransmission Consent” and “Must Carry” Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992, or the Cable Act, require each full-power television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

•	require carriage of its signal by cable systems in the station’s market, which is referred to as “must carry” rules; or
•	negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market, which is referred to as “retransmission consent.”

For the three-year period commencing on January 1, 2015, we generally elected “retransmission consent” in notifying the MVPDs that carry our full-service television programming in our television markets. We have arrangements or have entered into agreements with nearly all of our MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights, including through our national program supplier for Spanish-language programming, Univision, for our Univision- and UniMás-affiliated television stations, for the three-year period. As previously discussed, television stations in the same television market that are not commonly-controlled are not permitted to engage in joint negotiations for retransmission consent. This rule prohibits us and Univision from negotiating retransmission consent jointly, or from coordinating such negotiations, in the six markets where both companies own television stations.

The FCC has rules that govern the negotiation of retransmission consent agreements based on a policy decision to have those agreements negotiated in good faith. The FCC is undertaking a proceeding that could result in establishing new ground rules for such negotiations, including prohibiting certain negotiating practices on the part of broadcasters. We are not certain whether or in what form such provisions might be adopted and the impact of such changes on our negotiations and the economic results of such negotiations. Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As an element of the retransmission consent negotiations described above, we arranged that our broadcast signal be available to our MVPD viewers, no matter whether they obtain their cable service in analog or digital modes. Cable systems are rapidly transitioning to providing their services in digital and we expect that analog cable service will be terminated by most cable operators and in most markets in the near future.

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

As part of its increased scrutiny of television and radio station acquisitions, the Department of Justice, or DOJ, has stated publicly that it believes that time brokerage agreements and joint sales agreements could violate the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSRA, if such agreements take effect prior to the expiration of the waiting period under the HSRA. Furthermore, the DOJ has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Antitrust Act and has challenged them in certain locations. The DOJ also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to television and radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. See “Risk Factors” below.

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

The FCC has required full-power and Class A television stations in the United States to operate in digital television.  The transition date for low-power television stations has been postponed until after the completion of the incentive auction process (as hereinafter discussed). We have timely completed the digital transition of all of our full-power and Class A television stations to the digital mode. We are in the process of transitioning certain of our low-power stations to the digital mode where we believe is in our best interest to do so. We will make additional decisions during the post-auction and repacking period, as we determine the availability of spectrum to accommodate our low-power television stations.

The FCC has adopted rules to permit low-power stations to operate on a paired or stand-alone basis in digital service. We have secured authority for certain of our low-power stations to have paired operations or operate in digital. In certain cases, we have requested authority to “flash cut” certain of our low-power stations to digital service. In those markets where no spectrum was available for paired operations, we will make a decision to switch individual stations from analog to digital service based on the viewing patterns of our viewers. We continue to review future use of certain of our low-power stations that continue to operate in analog and will determine whether to switch them to digital at such time as the FCC sets in the future for the completion of that conversion process.

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

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-power stations in those markets where the satellite operators have implemented local-into-local service. SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA. SHVERA extended the ability of satellite operators to implement local-into-local service. SHVERA expired in late 2009, but was extended in May 2010 by the Satellite Television Extension and Localism Act, or STELA. STELA provided a further five-year extension of the “carry one/carry all” rule earlier adopted in SHVIA and SHVERA and was further renewed in late 2014 under the terms of the STELA Reauthorization Act of 2014, or STELAR. To the extent we have decided to secure our carriage on DBS through retransmission consent agreements, the “carry one/carry all” rule is no longer relevant to us.

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

Spectrum Policies/Incentive Auction. After studying national broadband needs, the FCC determined that more spectrum should be made available for wireless broadband services based on the growing usage of wireless devices by consumers and businesses and associated spectrum needs for telephony, data transmission, and entertainment purposes. In order to avert a spectrum crisis, the FCC proposed to recover and reallocate to wireless broadband a total of 500 MHz of spectrum, of which the FCC expected up to 120 MHz (amounting to 20 channels of 6MHz each) to come from spectrum currently allocated to over-the-air television broadcasting.

In order to achieve this spectrum reallocation, Congress enacted legislation and the FCC established a mechanism for broadcasters to participate in a “voluntary incentive auction” in which interested station owners would offer the spectrum usage rights of their stations in a “reverse auction”, providing spectrum usage rights for wireless operators to purchase in a simultaneous or future “forward auction”. Through a series of rulemaking proceedings, the FCC established how stations would be valued, what percentage of the auction payments would go to broadcasters, and what rights, if any, stations that relinquished spectrum usage rights or stations agreeing to share spectrum usage rights would retain following the completion of the auction process. Following the completion of the auction process, the FCC will repack the television band in order to deal with the reduction in spectrum available for over-the-air broadcast stations.  This repacking may have an impact on our full-service and Class A stations as such stations may have to be relocated, and the levels of interference protection and other regulatory provisions may be altered to accommodate the reduction in available broadcast channels. The FCC has been authorized to use certain of the proceeds derived from the auction to reimburse broadcasters for certain costs associated with such repacking, which should limit the economic impact of repacking on us.

The auction began on March 29, 2016 and bidding for broadcasters concluded on January 13, 2017, while continuing, at the present time, in an assignment phase, for potential wireless operators seeking to acquire the auctioned spectrum. The auction process resulted in the FCC recovering from broadcasters 84 MHz, or the equivalent of 14 television channels of 6 MHz each.  The reduction in the amount of spectrum recovered, from 120 MHz to 84 MHz, is expected to reduce, but not eliminate, the potential detrimental impact that the repacking process will cause to broadcast television stations.

We applied to participate in the reverse auction to monetize a portion of our spectrum usage rights.  The auction resulted in anticipated proceeds of approximately $264 million for the Company, which reflects the FCC’s acceptance of one or more bids placed by us during the auction to modify and/or relinquish spectrum usage rights for certain of our television stations. We are awaiting the FCC’s official announcement of auction results for all auction participants, which will mark the completion of the incentive auction process. We expect this to occur in the second quarter of 2017, at which point the FCC will make public information on the stations that will be returned to the federal government, and how broadcast stations, including our stations, will be repacked. We expect to receive the proceeds from the auction in the second half of 2017.

Any reduction in available spectrum arising from the post-auction repacking process may also have a detrimental impact on low-power stations (other than Class A stations), which are not protected owing to their secondary status.

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

Compliance with privacy, data protection and data security laws plays a significant role in our business. In the United States, both federal and state laws regulate activities inherent to digital advertising, including the collection and use of consumer data by us and by companies with which we do business in the course of providing digital media services. We also rely on the services of third parties in gathering, using and storing consumer data, and these parties’ compliance with applicable laws affects our own compliance status. Because we interact with consumers outside the United States and provide services to advertisers who themselves interact with those consumers, the laws of other jurisdictions may also apply to the types of services we provide and to the gathering, use, and sharing of the personal information of our viewers, listeners, and digital media users. Privacy and data protection regulations have gained substantial publicity and attention in light of growing consumer expectations both for enhanced services as well as privacy, especially in light of publicized data breach incidents, and increasingly are the subject of regulatory attention and enforcement.

Online advertising activities in the United States primarily have been subject to regulation and enforcement by the Federal Trade Commission, or FTC, which principally relies on its enforcement authority under Section 5 of the Federal Trade Commission Act to investigate and respond to unfair and deceptive acts and practices. Section 5 has been the primary regulatory tool used to respond to claims of deceptive or inadequate privacy policies, inadequate data security practices and misuse of consumer data. The FTC’s enforcement focus has included close attention to the mobile advertising industry. For example, in December 2012, the FTC adopted amendments to rules under the Children's Online Privacy Protection Act, or COPPA, which went into effect in July 2013. These amendments broaden the potential applicability of COPPA compliance obligations to our activities and those of our clients when interacting with children. For example, the FTC’s testimonial and endorsement guidelines were updated in late 2009 and provide additional and expanded guidance for advertising practices using endorsements, testimonials, and similar content. In addition to formal rules and guidelines, the FTC’s active enforcement in the digital media industry creates evolving precedent for challenging digital advertising practices as deceptive or unfair.  State consumer protection laws and the enforcement of those laws by state attorneys general also impose substantial compliance risks on our business.  By way of further example, California’s parallel children’s privacy law also has been expanded and potentially reaches consumers not covered by COPPA.

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

The European Union, or EU, and its member states currently regulate digital advertising practices pursuant to Directive 95/46/EC (commonly known as the “Data Protection Directive”) and implementing national legislation. The EU recently enacted a comprehensive EU-wide General Data Protection Regulation (“Regulation”) that will replace the current Data Protection Directive beginning in May 2018. Current and developing EU law, among other things, requires advertisers to obtain specific types of explicit notice to and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements, increases monetary penalties for non-compliance, extends the extraterritorial reach of EU data protection laws, and grants consumers the rights in some circumstances to require that their data no longer be stored or processed. It remains a possibility that additional legislation may be passed or regulations may be enacted in the future. The Regulation increases monetary penalties for its breach that can equal 4% of an enterprise’s gross global turnover.  The decision by the United Kingdom to begin the process of withdrawing from the EU, and its eventual withdrawal, has created new uncertainty as to the scope and content of U.K. privacy laws. Additionally, other jurisdictions continue to develop enhanced data protection and security laws.

The regulation of cross-border data transfers is in a state of heightened uncertainty, with the EU having invalidated the EU/U.S. Safe Harbor regime, which has been a principal means of bringing the transfer of the personal data of European nationals to certain jurisdictions, particularly the United States.  The EU and the United States have entered into a new Privacy Shield framework to replace the Safe Harbor, but the Privacy Shield also may be challenged on the same grounds as was the Safe Harbor.

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

Additionally, in the United States and, increasingly, in other jurisdictions, consumers are provided private rights of action to file civil lawsuits, including class action lawsuits, against companies that conduct business in the digital media industry, including makers of devices that display digital media, providers of digital media, operating system providers and third party networks. Plaintiffs in these lawsuits have alleged a range of violations of federal, state and common law, including computer trespass and violation of privacy laws. Recent appellate decisions have affirmed the standing of consumers to initiate class and mass action litigation to remedy breaches of their privacy rights and injuries resulting from data breaches. State attorneys general in most states have the authority to bring similar actions on behalf of their residents.

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

Our total indebtedness was approximately $292.8 million as of December 31, 2016. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of the 2013 Credit Agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets and our existing and future domestic subsidiaries to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If amounts outstanding under the 2013 Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full the money owed to such lender.

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

We reported net income of $20.4 million and had positive cash flow from operations of $57.3 million for the year ended December 31, 2016. We reported net income of $25.6 million and had positive cash flow from operations of $62.3 million for the year ended December 31, 2015. Additionally, as of December 31, 2016, we had an accumulated deficit of $718.4 million. If we were to experience net losses and/or declining net revenue over a period of time, there could be an adverse effect on our liquidity and capital resources. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to refinance our existing debt, sell assets, curtail certain operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. Any default under our 2013 Credit Facility, inability to renegotiate such agreements if required, obtain additional financing if needed, or obtain waivers for any failure to comply with financial covenants and ratios would have a material adverse effect on our overall business and financial condition.

Our ability to generate the significant amount of cash needed to service our indebtedness and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. In addition, we may not be able to pay amounts due on our indebtedness.

As of December 31, 2016, we had outstanding total indebtedness of approximately $292.8 million. Our ability to make payments on and refinance our indebtedness, including the amounts borrowed under our 2013 Credit Facility and other financial obligations, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which is subject to many factors, including prevailing economic conditions and financial, business and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our 2013 Credit Facility or otherwise, in amounts sufficient to enable us to service our indebtedness, including the borrowings under our 2013 Credit Facility, or to fund our other liquidity needs. If events or circumstances occur such that we are not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to refinance our existing indebtedness, sell assets, curtail certain operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. In addition, the current uncertain economic environment has had and may continue to have an impact on our liquidity and capital resources. Because of these and other factors beyond our control, we may be unable to pay the principal, premium, if any, interest or other amounts on our indebtedness.

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

Some of the markets in which our advertisers operate, such as the services, telecommunications, automotive, fast food and restaurant, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. Declines in consumer and business confidence and spending during and since the last recession, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and can affect the profitability of our business. Our business is significantly exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners. These conditions have resulted, and could again result, in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of customer advertising orders, cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. The recurrence of any of these conditions may adversely affect our cash flow, profitability and financial condition. Although the markets have improved since the depths of the last recession, the overall economic recovery has continued to be uneven. Future disruption of the credit markets, increases in interest rates and/or sluggish economic growth in future periods could adversely affect our customers’ access to or cost of credit, which supports the continuation and expansion of their businesses, and could result in advertising cancellations or suspensions, payment delays or defaults by our customers.

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

Goodwill and intangible assets totaled $283.9 million and $287.4 million at December 31, 2016 and 2015, respectively, primarily attributable to acquisitions in prior years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value.

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

As of March 6, 2017, Walter F. Ulloa, and stockholders affiliated with him, collectively hold approximately 53.5% of the voting power of our common stock. Under Delaware law, these stockholders, by themselves, have the power to elect all the directors of our company and determine the outcome of most matters placed before the stockholders for action.

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

We operate in highly competitive industries. Our television stations, radio stations and digital media platforms compete for audiences and advertising with other television stations, radio stations and digital media platforms, as well as with other forms of media. Advances in technologies or alternative methods of content delivery, as well as changes in audience or advertiser expectations driven by changes in these or other technologies and methods of content delivery, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, text messaging, streaming video and downloaded content from mobile phones, tablets and other personal video and audio devices. For example, devices that allow users to view or listen to television or radio programs on a time-shifted basis, and technologies which enable users to fast-forward or skip advertisements altogether, such as DVRs, the Dish Network Hopper and mobile devices, are causing changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of mobile devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations. Additionally, MVPDs, direct-to-home satellite operators, and other sources are developing services (known as “over-the-top” services, operated by MVPDs and others, including Dish Network, DirecTV, and Sony) that allow them to transmit targeted programming over the Internet to audiences, potentially leading to increased competition for viewers in our markets. New technologies and methods of buying advertising present an additional competitive challenge, as competitors offer products and services such as the ability to purchase advertising programmatically or bundled offline and online advertising, aimed at capturing advertising spend that previously went to broadcasters.

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

U.S. and foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising, including, for example, the online collection and use of anonymous user data and unique device identifiers, such as IP address or unique mobile device identifiers, geo-location data and other privacy and data protection regulation. Such legislation or regulations could affect the costs of doing business online, and could reduce the demand for our digital solutions or otherwise harm our digital operations. For example, a wide variety of state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, such measures may not always be effective. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices. Any failure, or perceived failure, by us to comply with U.S., federal, state, or international laws, including laws and regulations governing privacy, data security or consumer protection, could result in proceedings against us by governmental entities, consumers or others. Any such proceedings could force us to spend significant amounts in defense of these proceedings, distract our management, result in fines or require us to pay significant monetary damages, damage our reputation, adversely affect the demand for our services, increase our costs of doing business or otherwise cause us to change our business practices or limit or inhibit our ability to operate or expand our digital operations.

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

We own and operate a number of television stations in the FCC’s low-power television service. Our low-power television stations operate with less power and coverage than our full-power stations. The FCC rules under which we operate provide that low-power television stations (but not our Class A television stations) are treated as a secondary service. If any or all of our low-power stations are found to cause interference to full-power stations or sufficient channels become unavailable to accommodate incumbent broadcast television stations, owing to the relocation of full-power stations to fewer channels as part of the incentive auction repacking process, we could be required to eliminate the interference, terminate service, or consider other options, including channel sharing arrangements. In a few urban markets where we operate, including San Diego, there are a limited number of alternative channels to which our low-power television stations can migrate. If, as a result of the elimination of part of the broadcast spectrum or otherwise, as part of the incentive auction and repacking process, we are unable to move the signals of our low-power television stations to replacement channels, or such channels do not permit us to maintain the same level of service, we may be unable to maintain the viewership these stations currently have, which could harm our ratings and advertising revenue or, in the worst case, cause us to discontinue operations at these low-power television stations.

Because our full-power television stations rely on retransmission consent rights to obtain MVPD carriage, new laws or regulations that eliminate or limit the scope of our MVPD carriage rights or affect how we negotiate our agreements, could have a material adverse impact on our television operations.

We no longer rely on “must carry” rights to obtain the retransmission of our full-power television stations on MVPDs. New laws or regulations could affect retransmission consent rights and the negotiating process between broadcasters and MVPDs and this may affect our negotiating strategies and the economic results we achieve in such negotiations. For instance, the inability of non-common owners of television stations in a television market to negotiate with MVPDs has an impact on our negotiating arrangements with Univision.

Our low-power television stations do not have MVPD “must carry” rights. Some of our low-power television stations are carried on MVPDs as they provide broadcast programming the MVPDs desire and are part of the retransmission consent agreements we are party to. Where MVPDs are not contractually required to carry our low-power stations, we face future uncertainty with respect to the availability of MVPD carriage for our low-power stations.

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

While we expect the amount of revenues generated from our retransmission consent agreements to continue to grow in the near-term and beyond, the rate of growth of such revenue may not continue at recent or current rates and may be detrimentally affected by network program suppliers seeking reverse network compensation and the growing concentration in the MVPD industry that may result in the amounts that MVPDs are willing to pay for our programming.

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

As required by the Communications Act and as the regulator of over-the-air broadcasting, the FCC, both on a quadrennial basis and in individual proceedings, continues to review its policies for the ownership of both radio and television stations. To date, however, only a reduction in the nationwide television cap, to 39% of the viewing public, has been the subject of federal legislation. The impact of changes in the FCC’s rules as to how many stations a party may own, operate and/or control, and how these are counted, depends on whether the FCC expands its ownership limits, as it has done in the past, or adopts new limits on ownership, as it has also done as in the case of time brokerage and joint sales agreements. In the case of the former, expanding ownership limits could result in our competitors’ ability to increase their ownership presence in the markets in which we operate. In the case of the latter, as has occurred with the changes in the UHF discount and attribution of joint sales agreements, we may be unable to acquire stations in markets where additional station ownership would enable us to achieve operating efficiencies or grow our broadcasting business.

We rely on over-the-air spectrum which is being altered in connection in the incentive auction context, the results of which may affect the broadcasting services in general and our operations in particular.

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

With the advent of mobile wireless communications and its use not only for voice but for broadband distribution, the need for spectrum has grown. The FCC has sought to increase the amount of spectrum available for use by wireless broadband services at the expense of over-the-air broadcast services. Available sources of such spectrum are limited and the spectrum allotted for television broadcasting as a source for such spectrum repurposing has been identified as containing spectrum that the FCC seeks to recover in part and make available for wireless broadband use. The FCC has been required by statute to undertake and has now completed an incentive auction involving relinquishing and repurposing broadcast spectrum usage rights that have been auctioned off for what is expected to be wireless service use.  While existing broadcasters that did not relinquish spectrum usage rights as part of the incentive auction are entitled to have their service protected, the future of broadcasting with a smaller and repacked broadcast band cannot be known until the entire process is completed.  In this regard, it cannot be certain how the FCC’s efforts to secure additional spectrum for mobile wireless communications and the incentive auction, including the results of our participation in the incentive auction process and repacking processes that accompany the redistribution of reduced broadcast spectrum, will affect television broadcasting in general and our operations in particular.  There will be many changes in the industry that will depend on the repurposing of spectrum previously used for over-the-air broadcasting, how the repacking of broadcast spectrum is carried out, the relocation of certain broadcast stations to new positions in the broadcast band during the 39-month repacking period, and the actions and reactions of broadcasters and the viewing public in responding to the new and different broadcast spectrum environment.

There are significant political, legal and technical issues to overcome and be considered by us as the changes in spectrum operation and usage occur. We are giving consideration to all of the implications of the expected changes in how spectrum will be made available for broadcasting and how it will be used and expect to have a better idea of the changes upon receiving information following the completion of the incentive auction process.

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

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ending December 31, 2015
First Quarter	$7.30	$5.87
Second Quarter	$8.65	$6.15
Third Quarter	$8.68	$6.30
Fourth Quarter	$9.55	$6.43
Year Ending December 31, 2016
First Quarter	$8.20	$6.33
Second Quarter	$8.31	$5.94
Third Quarter	$8.00	$6.56
Fourth Quarter	$7.74	$5.20

As of March 6, 2017, there were approximately 126 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by SNL Financial LLC, depicts our performance for the period from December 31, 2011 through December 31, 2016, as measured by total stockholder return calculated on a dividend reinvestment basis, on our Class A common stock compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. This graph assumes $100 was invested in each of our Class A Common Stock, the S&P 500 Index and the S&P Broadcasting & Cable TV Index as of the market close on December 31, 2011. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Entravision Communications Corporation, the S&P 500 Index
and the S&P Broadcasting Index

Total Return Performance
Entravision Communications Corporation
S&P 500
S&P Broadcasting
Index Value
600
550
500
450
400
350
300
250
200
150
100
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

*Assumes $100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Entravision Communications Corporation	100.00	114.98	430.81	466.19	562.87	520.12
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
S&P Broadcasting	100.00	145.91	229.22	192.41	157.44	190.77

Dividend Policy

We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.03125 per share each quarter during 2016. We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.025 per share during each of the first three quarters of 2015, and $0.03125 per share during the fourth quarter of 2015. We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.025 per share each quarter during 2014. We currently anticipate making cash dividends on a quarterly basis in future periods. Any decision to pay future cash dividends will be subject to further approval by the Board. Our future dividend policy, including the amount of any dividend, will depend on factors considered relevant in the discretion of the Board of Directors, which may include, among other things, our earnings, capital requirements and financial condition. In addition, the 2013 Credit Agreement places certain restrictions on our ability to pay dividends on any class of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	4,781,676	(2)	$2.26	(3)	4,991,488
Employee Stock Purchase Plan	N/A	(4)	N/A	(4)	3,997,062
Total	4,781,676		$2.26		8,988,550

(1)

Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.

(2)	Includes an aggregate of 2,449,176 restricted stock units.
(3)	Weighted average exercise price of outstanding options; excludes restricted stock units.
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

Issuer Purchases of Equity Securities

On August 18, 2014, our Board of Directors approved a share repurchase program of up to $10.0 million of our outstanding common stock. On November 25, 2014, our Board of Directors approved an extension of the share repurchase program with a repurchase authorization of up to an additional $10.0 million of our outstanding common stock, for a total repurchase authorization of up to $20.0 million. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The stock repurchase program may be suspended or discontinued at any time without prior notice.

We did not repurchase any shares of Class A common stock during 2016. As of December 31, 2016, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08 since the beginning of this program, for an aggregate purchase price of approximately $12.5 million. All repurchased shares were retired as of December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 and with respect to our consolidated balance sheets as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements not included herein.

The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with both, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated statements and the notes to those consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, of this annual report on Form 10-K.

(In thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Net revenue	$258,514	$254,134	$242,038	$223,916	$223,253
Cost of revenue - digital media	9,536	7,242	2,993	-	-
Direct operating expenses	113,439	110,323	104,874	101,419	92,256
Selling, general and administrative expenses	46,798	42,815	37,806	33,823	37,818
Corporate expenses	24,543	22,520	21,301	19,771	17,976
Depreciation and amortization	15,342	15,989	14,663	14,953	16,426
Impairment charge	—	—	735	—	—
	209,658	198,889	182,372	169,966	164,476
Operating income	48,856	55,245	59,666	53,950	58,777
Interest expense	(15,469)	(13,047)	(13,904)	(24,631)	(35,407)
Interest income	300	45	50	44	86
Gain (loss) on debt extinguishment	(161)	(204)	(246)	(29,675)	(3,743)
Income (loss) before income taxes	33,526	42,039	45,566	(312)	19,713
Income tax (expense) benefit	(13,121)	(16,414)	(18,444)	134,137	(6,112)
Net income (loss)	$20,405	$25,625	$27,122	$133,825	$13,601

Net income (loss) per share, basic	$0.23	$0.29	$0.31	$1.53	$0.16
Net income (loss) per share, diluted	$0.22	$0.28	$0.30	$1.50	$0.16

Cash dividends declared per common share, basic	$0.13	$0.11	$0.10	$0.13	$0.12
Cash dividends declared per common share, diluted	$0.12	$0.10	$0.10	$0.12	$0.12

Weighted average common shares outstanding, basic	89,340,589	87,920,230	88,680,322	87,401,123	85,882,646
Weighted average common shares outstanding, diluted	91,303,056	90,295,185	90,943,734	89,338,696	86,314,206

	Years Ended December 31,
	2016	2015	2014	2013	2012
Other Data:
Capital expenditures	$9,308	$13,548	$9,111	$9,748	$9,900
Balance Sheet Data:
Cash and cash equivalents	$61,520	$47,924	$31,260	$43,822	$36,130
Total assets	517,921	524,962	527,767	538,237	438,051
Long-term debt, including current portion	290,447	313,337	340,313	364,063	340,814
Total stockholders' equity (deficit)	$183,456	$167,273	$145,558	$136,024	$5,401

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2016, 2015 and 2014 and consolidated financial condition as of December 31, 2016 and 2015 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

OVERVIEW

We are a leading media company that reaches and engages Hispanics in the United States and certain border markets of Mexico across media channels and advertising platforms. Our expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media. Through June 30, 2014, we operated in two reportable segments, television broadcasting and radio broadcasting. On June 18, 2014, we acquired Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Mexico. Beginning with the third quarter of 2014, we separated the results of Pulpo into a new reporting segment, digital media.  We believe that this information regarding our digital media segment is useful to readers of our financial statements. Our net revenue for the year ended December 31, 2016 was $258.5 million. Of that amount, revenue attributed to our television segment accounted for 62%, revenue attributed to our radio segment accounted for 29%, and revenue attributed to our digital media segment accounted for 9%.

We own and/or operate 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations in 18 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We operate Entravision Solutions as our national sales representation division, through which we sell advertisements and syndicate radio programming to more than 300 stations across the United States. We also own and operate an online advertising platform that delivers digital advertising in a variety of formats to reach Hispanic audiences on Internet-connected devices.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements that are entered into with MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when display or other digital advertisements record impressions on the websites of our third party publishers. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.) resulting from significant political advertising and, to a lesser degree, Congressional off-year election years (2018, 2022, etc.), resulting from increased political advertising, compared to other years.

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

Highlights

During 2016, we achieved revenue growth despite challenging comparisons to 2015, when we benefited from approximately $10.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator in 2015, which did not recur in 2016. This revenue growth was primarily driven by political revenue, an increase in revenue in our digital media segment and retransmission consent revenue in our television segment. Net revenue increased to $258.5 million, an increase of $4.4 million, from $254.1 million in 2015. Our audience shares remain strong in the nation’s most densely populated Hispanic markets, and we believe we are well positioned to benefit as the U.S. Hispanic market continues to expand and advertisers increasingly recognize the importance of reaching our target audience.

Net revenue for our television segment increased to $159.5 million in 2016, from $159.1 million in 2015. This increase of $0.4 million was primarily due to due to an increase in political revenue, which was not material in 2015, and an increase in national advertising revenue. This increase was partially offset by a decrease of approximately $10.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator in 2015, which did not recur in 2016. We generated a total of $29.6 million and $27.9 million in retransmission consent revenue in 2016 and 2015, respectively. We anticipate that retransmission consent revenue for the full year 2017 will be greater than it was for the full year 2016 and will continue to be a growing source of net revenues in future periods.

Net revenue for our radio segment decreased to $75.8 million in 2016, from $76.2 million in 2015. This decrease of $0.4 million was primarily due to a decrease in local advertising revenue, partially offset by an increase in political advertising revenue, which was not material in 2015.

Net revenue for our digital media segment increased to $23.1 million in 2016, from $18.9 million in 2015. The increase was primarily attributable to increases in local and national advertising revenue.

FCC Auction for Broadcast Spectrum

The FCC recently completed the reverse auction for broadcast spectrum, which resulted in anticipated proceeds of approximately $264 million for us. The anticipated proceeds reflect the FCC’s acceptance of one or more bids placed by us during the auction to modify and/or relinquish spectrum usage rights for certain of our television stations. We do not expect that the modification and/or relinquishment of the spectrum usage rights will result in material changes in our operations or results. Proceeds are expected to be received in the second half of 2017.  For a more complete discussion of the FCC auction, please see “Item 1. Business – Regulation of Television and Radio Broadcasting” above.

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

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, which expired in December 2014, and which Univision and we have extended from time-to-time, most recently through March 31, 2017. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2016 and 2015, retransmission consent revenue accounted for approximately $29.6 million and $27.9 million, respectively. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. We have entered into multiple short-term extensions of the proxy agreement since its December 2014 expiration, and it is our current intention to negotiate with Univision one or more further extensions of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

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

Acquisitions and Dispositions

On June 18, 2014, we completed the acquisition of 100% of the common stock of Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Mexico. We acquired Pulpo in order to acquire an additional digital media platform that we believe will enhance our offerings to the U.S. Hispanic market. The transaction was funded from the cash on hand, for an aggregate cash consideration of $15.0 million, net of cash acquired of $0.7 million, and contingent consideration with a fair value of $1.4 million as of the acquisition date. The fair value of the contingent consideration recognized on the acquisition date was estimated by applying the real options approach.

The following is a summary of the purchase price allocation for the acquisition of Pulpo (in millions):

Accounts receivable	$1.6
Prepaids and other assets	0.1
Property and equipment	0.5
Intangible assets subject to amortization	3.4
Goodwill	14.1
Current liabilities	(1.8)
Deferred income taxes	(1.5)

The acquisition of Pulpo includes a contingent consideration arrangement that requires additional consideration to be paid by us to Pulpo if certain annual performance benchmarks are achieved over a three-year period. Any such additional consideration is payable 90 days after each fiscal year end beginning December 31, 2014. The range of the total undiscounted amounts that we could pay under the contingent consideration agreement over the three-year period is between $0 and $3.0 million. As of December 31, 2014, we determined that Pulpo was less likely to earn the full amount of the contingent consideration for the years 2015 and 2016. Therefore, we adjusted the fair value of the contingent consideration in the fourth quarter of 2014 to $1.3 million. Performance targets were achieved for the year ended December 31, 2014, and, accordingly, a payment of $1.0 million was made to the sellers in the first quarter of 2015. In the second quarter of 2015, we determined that Pulpo was not likely to earn any amount of the contingent consideration for the fiscal year 2015. Therefore, we adjusted the fair value of the contingent consideration in the second quarter of 2015 to $0.1 million. In the fourth quarter of 2015, we determined that Pulpo was not likely to earn any amount of the contingent consideration for the fiscal year 2016. Therefore, we further adjusted the fair value of the contingent consideration in the fourth quarter of 2015 to $0. The adjustments are included in corporate expense in the accompanying consolidated statements of operations.

The fair value of the assets acquired includes trade receivables of $1.6 million. The gross amount due under contract is $1.7 million, of which $0.1 million is expected to be uncollectable.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the digital media segment and is attributable to Pulpo’s workforce and expected synergies from combining Pulpo’s operations with ours.

Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to our financial position or results of operations for any of the periods presented.

In a strategic effort to focus our resources on strengthening existing clusters and expanding into new U.S. Hispanic markets and subject to limitations contained in our 2013 Credit Agreement, we periodically review our portfolio of media properties and, from time to time, consider divesting assets in markets where we do not see the opportunity to grow to scale and build out media clusters. Please see “Liquidity and Capital Resources” below.

RESULTS OF OPERATIONS

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, loss (gain) on sale of assets and impairment charge. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Years Ended December 31,			% Change	% Change
	2016	2015	2014	2016 to 2015	2015 to 2014
Net Revenue
Television	$159,523	$159,081	$165,472	0%	(4)%
Radio	75,847	76,161	69,922	(0)%	9%
Digital	23,144	18,892	6,644	23%	184%
Consolidated	258,514	254,134	242,038	2%	5%

Cost of revenue - digital media	9,536	7,242	2,993	32%	142%

Direct operating expenses
Television	62,020	60,125	61,162	3%	(2)%
Radio	44,949	43,351	41,349	4%	5%
Digital	6,470	6,847	2,363	(6)%	190%
Consolidated	113,439	110,323	104,874	3%	5%
Selling, general and administrative expenses
Television	21,591	20,541	19,685	5%	4%
Radio	20,441	18,619	16,773	10%	11%
Digital	4,766	3,655	1,348	30%	171%
Consolidated	46,798	42,815	37,806	9%	13%
Depreciation and amortization
Television	10,659	11,569	10,680	(8)%	8%
Radio	3,269	3,224	3,391	1%	(5)%
Digital	1,414	1,196	592	18%	102%
Consolidated	15,342	15,989	14,663	(4)%	9%
Segment operating profit (loss)
Television	65,253	66,846	73,945	(2)%	(10)%
Radio	7,188	10,967	8,409	(34)%	30%
Digital	958	(48)	(652)	*	(93)%
Consolidated	73,399	77,765	81,702	(6)%	(5)%
Corporate expenses	24,543	22,520	21,301	9%	6%
Impairment charge	-	-	735	*	*
Operating income	$48,856	$55,245	$59,666	(12)%	(7)%
Consolidated adjusted EBITDA (1)	$69,243	$76,324	$79,277	(9)%	(4)%
Capital expenditures
Television	$5,744	$7,631	$6,084
Radio	3,287	5,532	2,995
Digital	277	385	32
Consolidated	$9,308	$13,548	$9,111
Total assets
Television	$363,852	$367,869	$380,775
Radio	129,825	132,395	124,050
Digital	24,244	24,698	22,942
Consolidated	$517,921	$524,962	$527,767

*	Percentage not meaningful.
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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of December 31): 2016, 3.9 to 1; 2015, 3.9 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Consolidated adjusted EBITDA (1)	$69,243	$76,324	$79,277
Interest expense	(15,469)	(13,047)	(13,904)
Interest income	300	45	50
Gain (loss) on debt extinguishment	(161)	(204)	(246)
Income tax (expense) benefit	(13,121)	(16,414)	(18,444)
Amortization of syndication contracts	(398)	(360)	(440)
Payments on syndication contracts	388	510	578
Non-cash stock-based compensation included in direct operating expenses	(1,330)	(1,931)	(1,294)
Non-cash stock-based compensation included in corporate expenses	(3,705)	(3,309)	(3,057)
Depreciation and amortization	(15,342)	(15,989)	(14,663)
Impairment charge	-	-	(735)
Net income	20,405	25,625	27,122
Depreciation and amortization	15,342	15,989	14,663
Impairment charge	-	-	735
Deferred income taxes	12,528	15,664	17,585
Amortization of debt issue costs	776	797	820
Amortization of syndication contracts	398	360	440
Payments on syndication contracts	(388)	(510)	(578)
Non-cash stock-based compensation	5,035	5,240	4,351
(Gain) loss on debt extinguishment	161	204	246
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,397	871	(6,128)
(Increase) decrease in prepaid expenses and other assets	439	(499)	(1,183)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,203	(1,458)	(3,661)
Cash flows from operating activities	$57,296	$62,283	$54,412

(footnotes on preceding page)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Consolidated Operations

Net Revenue. Net revenue increased to $258.5 million for the year ended December 31, 2016 from $254.1 million for the year ended December 31, 2015, an increase of $4.4 million. Of the overall increase, $4.3 million was attributed to our digital media segment and was primarily attributable to increases in local and national advertising revenue. Additionally, approximately $0.4 million of the overall increase was attributed to our television segment and was primarily attributable to an increase in political revenue, which was not material in 2015, and an increase in national advertising revenue. This increase was partially offset by a decrease of approximately $10.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator in 2015, which did not recur in 2016. These increases were partially offset by a decrease of $0.3 million that was attributed to our radio segment, primarily attributable to a decrease in local advertising revenue, partially offset by an increase in political advertising revenue, which was not material in 2015.

We currently anticipate that for the full year 2017, net revenue will increase from digital media and retransmission consent revenue, whereas political net revenue will decrease compared to 2016. We also anticipate receiving proceeds of approximately $264 million related to the FCC’s broadcast incentive auction in the second half of 2017.

Cost of revenue. Cost of revenue increased to $9.5 million for the year ended December 31, 2016 from $7.2 million for the year ended December 31, 2015, an increase of $2.3 million, primarily attributed to increased online media costs associated with generating increased net revenue of our digital media segment.

Direct Operating Expenses. Direct operating expenses increased to $113.4 million for the year ended December 31, 2016 from $110.3 million for the year ended December 31, 2015, an increase of $3.1 million. Of the overall increase, $1.9 million was attributed to our television segment and was primarily attributable to an increase in expenses associated with generating increased advertising revenue and an increase in salary expense. Additionally, $1.6 million of the overall increase was attributed to our radio segment and was primarily attributable to an increase in salary expenses. This increase was partially offset by a decrease of approximately $0.4 million in our digital media segment that was primarily attributable to a decrease in non-cash stock-based compensation expense. As a percentage of net revenue, direct operating expenses increased from 44% for the year ended December 31, 2016 from 43% for the year ended December 31, 2015.

We believe that direct operating expenses will continue to increase during 2017 primarily as a result of employee salary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $46.8 million for the year ended December 31, 2016 from $42.8 million for the year ended December 31, 2015, an increase of $4.0 million. Of the overall increase, approximately $1.8 million was attributed to our radio segment and was primarily attributable to increases in salary expense. Additionally, $1.1 million of the overall increase was attributed to our television segment and was primarily attributable to an increase in salary expense and insurance expense.  The remaining $1.1 million of the overall increase was attributed to our digital media segment and was primarily attributable to an increase in salary expense and bad debt expense. As a percentage of net revenue, selling, general and administrative expenses increased to 18% for the year ended December 31, 2016 from 17% for the year ended December 31, 2015.

We believe that selling, general and administrative expenses will increase during 2017 primarily as a result of employee salary increases.

Corporate Expenses. Corporate expenses increased to $24.5 million for the year ended December 31, 2016 from $22.5 million for the year ended December 31, 2015, an increase of $2.0 million. The increase was primarily attributable to legal and financial due diligence costs related to a pending acquisition, salary expense and non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses remained constant at 9% for each of the years ended December 31, 2016 and 2015.

We believe that corporate expenses will be constant during 2017 compared to 2016.

Depreciation and Amortization. Depreciation and amortization decreased to $15.3 million for the year ended December 31, 2016 from $16.0 million for the year ended December 31, 2015, a decrease of $0.7 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $48.9 million for the year ended December 31, 2016, compared to $55.2 million for the year ended December 31, 2015.

Interest Expense, net. Interest expense, net increased to $15.2 million for the year ended December 31, 2016 from $13.0 million for the year ended December 31, 2015, an increase of $2.2 million. This increase was primarily attributable to interest related to our swap agreements that took effect in 2016.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $0.2 million for each of the years ended December 31, 2016 and 2015, related to capitalized finance costs written off due to partial prepayments of our debt.

Income Tax Expense or Benefit. Income tax expense for the year ended December 31, 2016 was $13.1 million or 39% of our pre-tax income. Income tax expense for the year ended December 31, 2015 was $16.4 million or 39% of our pre-tax income.

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

Based on our analysis we determined that it was more likely than not that our deferred tax assets would be realized.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $159.5 million for the year ended December 31, 2016 from $159.1 million for the year ended December 31, 2015, an increase of $0.4 million. This increase was primarily due to an increase in political revenue, which was not material in 2015, and an increase in national advertising revenue. This increase was partially offset by a decrease of approximately $10.5 million of revenue associated with television station channel modifications made by the Company in order to accommodate the operations of a telecommunications operator in 2015, which did not recur in 2016. We generated a total of $29.6 million and $27.9 million in retransmission consent revenue for the years ended December 31, 2016 and 2015, respectively. We anticipate that retransmission consent revenue for the full year 2017 will be greater than it was for the full year 2016 and will continue to be a growing source of net revenue in future periods.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $62.0 million for the year ended December 31, 2016 from $60.1 million for the year ended December 31, 2015, an increase of $1.9 million. The increase was primarily attributable to an increase in expenses associated with generating increased advertising revenue and an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $21.6 million for the year ended December 31, 2016 from $20.5 million for the year ended December 31, 2015, an increase of approximately $1.1 million. The increase was primarily attributable to an increase in salary expense and insurance expense.

Radio

Net Revenue. Net revenue in our radio segment decreased to $75.8 million for the year ended December 31, 2016 from $76.2 million for the year ended December 31, 2015, a decrease of $0.4 million. The decrease was primarily attributable to a decrease in local advertising revenue, partially offset by an increase in political advertising revenue, which was not material in 2015.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $44.9 million for the year ended December 31, 2016 from $43.4 million for the year ended December 31, 2015, an increase of $1.5 million. The increase was primarily attributable to an increase in salary expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $20.4 million for the year ended December 31, 2016 from $18.6 million for the year ended December 31, 2015, an increase of $1.8 million. The increase was primarily attributable to increases in salary expense.

Digital Media

Net Revenue.  Net revenue in our digital media segment increased to $23.1 million for the year ended December 31, 2016 from $18.9 million for the year ended December 31, 2015, an increase of $4.2 million. The increase was primarily attributable to increases in local and national advertising revenue.

Cost of revenue.  Cost of revenue in our digital media segment increased to $9.5 million for the year ended December 31, 2016 from $7.2 million for the year ended December 31, 2015, an increase of $2.3 million. The increase was primarily attributable to increased third party online media costs associated with generating the increase in net revenue. Because of these third party media costs, our margins tend to be smaller in our digital media segment than in our other broadcast segments. As a percentage of net revenue, cost of revenue increased to 41% for the year ended December 31, 2016 from 38% for the year ended December 31, 2015. The increase in cost of revenue as a percentage of digital revenue was primarily due to the increased use of automated buying platforms, which is referred to in our industry as programmatic revenue.  Because of the high volume and relative efficiencies of these platforms, margins tend to be lower.

Direct operating expenses. Direct operating expenses in our digital media segment decreased to $6.5 million for the year ended December 31, 2016 from $6.8 million for the year ended December 31, 2015, a decrease of $0.3 million. The decrease was primarily attributable to a decrease in non-cash stock-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital media segment increased to $4.8 million for the year ended December 31, 2016 from $3.7 million for the year ended December 31, 2015, an increase of $1.1 million. The increase was primarily attributable to an increase in salary expense and bad debt expense.

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

Liquidity and Capital Resources

We had net income of approximately $20.4 million, $25.6 million, and $27.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We had positive cash flow from operations of $57.3 million, $62.3 million and $54.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand (including approximately $264 million in proceeds that we anticipate receiving as a result of the recent FCC reverse auction for broadcast spectrum) and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

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

In each of December 2014, 2015 and 2016, we made a prepayment of $20.0 million, each such prepayment to reduce the amount of loans outstanding under our Term Loan B Facility.

Share Repurchase Program

On August 18, 2014, our Board of Directors approved a share repurchase program of up to $10.0 million of our outstanding common stock. On November 25, 2014, our Board of Directors approved an extension of the share repurchase program with a repurchase authorization of up to an additional $10.0 million of our outstanding common stock, for a total repurchase authorization of up to $20.0 million. Under the share repurchase program we were authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The stock repurchase program may be suspended or discontinued at any time without prior notice

We did not repurchase any shares of Class A common stock during 2016. As of December 31, 2016, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08 since the beginning of this program, for an aggregate purchase price of approximately $12.5 million. All repurchased shares were retired as of December 31, 2014.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $69.2 million for the year ended December 31, 2016 from $76.3 million for the year ended December 31, 2015, a decrease of $7.1 million, or 9%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 27% for the year ended December 31, 2016, from 30% for the year ended December 31, 2015.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.50 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of December 31): 2016, 3.9 to 1; 2015, 3.9 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow provided by operating activities was $57.3 million for the year ended December 31, 2016 compared to net cash flow provided by operating activities of $62.3 million for the year ended December 31, 2015. We had net income of $20.4 million for the year ended December 31, 2016, which was partially offset by non-cash items, including depreciation and amortization expense of $15.3 million, and deferred income taxes of $12.5 million. We had net income of $25.6 million for the year ended December 31, 2015, which was partially offset by non-cash items, including depreciation and amortization expense of $16.0 million, and deferred income taxes of $15.7 million. We expect to have positive cash flow from operating activities for the 2017 year.

Net cash flow used in investing activities was $9.6 million for the year ended December 31, 2016, compared to net cash flow used in investing activities of $13.7 million for the year ended December 31, 2015. During the year ended December 31, 2016, we spent $9.1 million on net capital expenditures. During the year ended December 31, 2015, we spent $13.7 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $13.0 million during the full year 2017. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $34.1 million for the year ended December 31, 2016, compared to net cash flow used in financing activities of $31.9 million for the year ended December 31, 2015. During the year ended December 31, 2016, we made debt payments of $23.8 million and dividend payments of $11.2 million, and received net proceeds of $0.8 million related to the issuance of common stock upon the exercise of stock options. During the year ended December 31, 2015, we made debt payments of

$23.8 million, dividend payments of $9.3 million and a contingent consideration payment of $1.0 million, and received proceeds of $2.2 million related to the issuance of common stock upon the exercise of stock options.

Commitments and Contractual Obligations

Our material contractual obligations at December 31, 2016 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt and related interest (1)	$333,706	$17,216	$30,821	$285,669	$-
Media research and ratings providers (2)	27,450	11,633	15,817	-	-
Operating leases (3)	72,081	9,565	16,814	14,484	31,218
Other material non-cancelable contractual obligations (4)	3,649	2,035	1,614	-	-
Total contractual obligations	$436,886	$40,449	$65,066	$300,153	$31,218

(1)

These amounts represent estimated future cash interest payments and mandatory principal payments related to our 2013 Credit Facility. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.

(2)	We have agreements with certain media research and ratings providers, expiring at various dates through December 2019, to provide television and radio audience measurement services.
(3)

We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through December 2059. These amounts do not include month-to-month leases.

(4)

These amounts consist primarily of obligations for sales software licenses. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2016, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.8 million of liabilities related to uncertain tax positions have been excluded from the table above.

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

We applied the guidance of Accounting Standards Update (“ASU”) No. 2011-8, “Testing Goodwill for Impairment” (“ASU 2011-8”), for the year ended December 31, 2016.  Under this guidance, we would not be required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  We performed a qualitative assessment of the television reporting unit in accordance with ASU 2011-8 and determined that it was more likely than not that its fair value was greater than its carrying amount.  We did not reach a definitive conclusion on the digital reporting unit under ASU 2011-8 so we performed the first step of goodwill impairment testing and compared the fair value of the digital reporting unit to its carrying amount.
As of December 31, 2016, we had $35.9 million of goodwill in our television reporting unit. We performed a qualitative assessment of the television reporting unit in 2016 and determined that it was more likely than not that its fair value was greater than its carrying amount so we were not required to calculate the fair value of the television reporting unit. In our last quantitative testing of goodwill in 2013, the fair value of our television reporting unit was greater than the carrying value by 215%.  Therefore, we do not believe that we are at risk of failing step one of the goodwill impairment test in our television reporting unit for at least the foreseeable future. If it is more likely than not that its fair value is less than its carrying amount in future periods, we would, at that time, have to proceed to the two-step process of goodwill impairment testing.

As of December 31, 2016, we had $14.2 million of goodwill in our digital media reporting unit. The fair value of our digital reporting unit was greater than the carrying value by 85%. If the fair value of our digital media reporting unit is less than the carrying value in future periods, we would, at that time, have to proceed to the second step of the goodwill impairment testing process.

As of December 31, 2016, we had no goodwill in our radio reporting unit.

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

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions we make about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The fair values of our television FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 79% to over 1,000%. The fair values of our radio FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 0% to over 150%.

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

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted to Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, which expired in December 2014, and which Univision and we have extended from time-to-time, most recently through March 31, 2017. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. We have entered into multiple short-term extensions of the proxy agreement since its December 2014 expiration, and it is our current intention to negotiate with Univision one or more further extensions of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

We also generate revenue from agreements associated with television stations in order to accommodate the operations of telecommunications operators. Revenue from such agreements is recognized when we have relinquished all rights to operate the station on the existing channel free from interference to the telecommunications operators.

Allowance for Doubtful Accounts

Our accounts receivable consist of a homogeneous pool of relatively small dollar amounts from a large number of customers. We evaluate the collectability of our trade accounts receivable based on a number of factors. When we are aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

Derivative Instruments

We use derivatives in the management of interest rate risk with respect to interest expense on variable rate debt. Our current policy prohibits entering into derivative instruments for speculation or trading purposes. We are party to interest rate swap agreements with financial institutions that fixed the variable benchmark component (LIBOR) of our interest rate on a portion of its term loan beginning December 31, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards are effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2017. The Company currently expects to adopt the new revenue standards in its first quarter of 2018. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) which provides specific guidance on eight cash flow classification issues arising from certain cash receipts and cash payments. Currently, GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues addressed in this topic. The objective is to reduce current and potential future diversity in practice. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory which allows entities to recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  In addition, there has been diversity in the application of the current guidance for transfers of certain intangible and tangible assets. The objective is to reduce complexity in accounting standards. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control to amend the consolidation guidance included in ASU 2015-02. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The objective is to improve the process of determining whether a single decision maker is the primary beneficiary of a VIE. ASU 2016-17 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a Consensus of the FASB Emerging Issues Task Force to enhance and clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The objective is to reduce diversity in practice. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business to provide a more robust framework to use in determining when a set of assets and activities is considered a business. The objective is to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only for certain transactions. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The objective is to reduce the cost and complexity of evaluating goodwill for impairment. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

Newly Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has retrospectively adopted the provisions of ASU 2015-03 as of January 1, 2016, which was the original effective date for calendar year-end, public entities. As a result, unamortized debt expense of $2.4 million and $3.2 million at December 31, 2016 and December 31, 2015, respectively, have been reclassified from Other assets to a deduction of Long-term debt, less current maturities, on the consolidated balance sheets. Adoption of this guidance had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

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

We conducted a review of our television indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we did not record impairment in 2016 as the fair values of our television FCC licenses for each of our market clusters was greater than their respective carrying values. The fair values exceeded the carrying values in amounts ranging from 79% to over 1,000%.

We conducted our annual review of our television reporting unit in accordance with ASU 2011-8 and determined that it is more likely than not that its fair value is greater than its carrying amount.  During our qualitative assessment, we considered adverse events or circumstances which could affect the fair value of our television reporting unit.  We considered macroeconomic conditions, the broadcasting industry, the Spanish-language advertising industry, cost factors, our financial performance, our share price and other relevant events in our analysis. We also took into consideration that the fair value of our television reporting unit was greater than the carrying value by 215% in the last quantitative impairment testing we conducted, which was in 2013. Based on our analysis, we determined that it is more likely than not that our television reporting unit fair value exceeded its carrying value, so no impairment of goodwill was recorded.

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

We conducted a review of our radio indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we did not record impairment in 2016 as the fair values of our radio FCC licenses for each of our market clusters was greater than their respective carrying values. The fair values exceeded the carrying values in amounts ranging from 0% to over 150%.

We did not have any goodwill in our radio reporting unit at December 31, 2016.

Digital Media

We conducted our annual review of our digital media reporting unit as part of our goodwill testing and determined that the carrying value of our digital reporting unit exceeded the fair value. The fair value of the digital reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on the historical performance of the Pulpo business and projected trends in the digital industry and Hispanic market.  The projections also factor in continued growth in local sales of digital media as we continue to roll out the Pulpo product to our local sales teams. Based on the assumptions and estimates described above, the digital reporting unit fair value was greater than its carrying value by 85%. As a result, we passed the first step of the goodwill impairment test and no impairment of goodwill for our digital media reporting unit was recorded for the year ended December 31, 2016.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2016. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

Interest Rates

As of December 31, 2016, we had $292.8 million of variable rate bank debt outstanding under our 2013 Credit Facility. The debt bears interest at LIBOR plus a margin of 2.5%. The LIBOR rate is subject to a 1.0% floor, resulting in an effective interest rate of 3.5% at December 31, 2016, not taking into account the mandatory interest rate swap agreements that took effect on December 31, 2015. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin. If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2016 level, not taking into account the mandatory interest rate swap agreements that took effect on December 31, 2015, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.8 million based on the outstanding balance of our term loan as of December 31, 2016.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the years ended December 31, 2016 and 2015 was a loss of $2.0 million and $2.4 million, net of tax, respectively, and was included in other comprehensive income (loss). As of December 31, 2016, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-34.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Our independent registered public accounting firm, Grant Thornton LLP, which has audited and reported on our financial statements, issued an attestation report regarding our internal controls over financial reporting as of December 31, 2016. Grant Thornton LLP’s report is included in this annual report below.

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

Changes in Internal Control

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Entravision Communications Corporation

We have audited the internal control over financial reporting of Entravision Communications Corporation (a Delaware corporation) and its subsidiaries,  (collectively, the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 10, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California

March 10, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2(18)	Fourth Amended and Restated Bylaws, as adopted on December 3, 2014

10.1(3)†	2000 Omnibus Equity Incentive Plan

10.2(6)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(3)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(22)†	Employment Agreement effective as of January 1, 2017 by and between the registrant and Walter F. Ulloa

10.5(20)†	Executive Employment Agreement effective as of January 1, 2016 by and between the registrant and Jeffery A. Liberman

10.6(20)†	Executive Employment Agreement effective as of January 1, 2016 between the registrant and Christopher T. Young

10.7(20)†	Executive Employment Agreement effective as of January 1, 2016 between the registrant and Mario M. Carrera

10.8(3)†	Form of Indemnification Agreement for officers and directors of the registrant

10.9(3)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.10(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.11(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.12(3)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.13(8)

First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.14(7)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.15(12)	Third Amendment to Lease effective as of January 31, 2011 by and between Water Garden Company L.L.C. and the registrant

Exhibit Number	Exhibit Description

10.16(9)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.17(13)

Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.18(9)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.19(13)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.20(2)†	2004 Equity Incentive Plan

10.21(10)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.22(11)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.23(15)†	Third Amendment, dated as of April 23, 2014, to 2004 Equity Incentive Plan

10.24(16)†	Fourth Amendment, dated as of May 21, 2014, to 2004 Equity Incentive Plan

10.25(6)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.26(18)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (directors)

10.27(19)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.28(19)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.29(21)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.30*	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.31(4)	2001 Employee Stock Purchase Plan

10.32(5)	First Amendment, dated as of December 31, 2005, to 2001 Employee Stock Purchase Plan

10.33(17)†	Non-Employee Director Compensation Policy

10.34(14)

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

10.35(14)

Amended and Restated Security Agreement, dated August 1, 2013, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Agent

21.1*	Subsidiaries of the registrant

23.1*	Consent of Grant Thornton LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

Exhibit Number	Exhibit Description

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(3)

Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.

(4)	Incorporated by reference from Annex B to our definitive Proxy Statement on Schedule 14A, filed with the SEC on April 9, 2001.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 24, 2006.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(8)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 25, 2011.
(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 5, 2012.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2013.
(15)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014.
(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 30, 2014.
(17)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014.
(18)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 5, 2014.
(19)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015.
(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 1, 2016.
(21)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 9, 2016.
(22)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 30, 2016.

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 10, 2017

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

Signature	Title	Date

/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 10, 2017

/s/ CHRISTOPHER T. YOUNG Christopher T. Young	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 10, 2017

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 10, 2017

/s/ Gilbert R. Vasquez Gilbert R. Vasquez	Director	March 10, 2017

/s/ Patricia Diaz Dennis Patricia Diaz Dennis	Director	March 10, 2017

/s/ Juan Saldivar von Wuthenau Juan Saldivar von Wuthenau	Director	March 10, 2017

/s/ Martha Elena Diaz Martha Elena Diaz	Director	March 10, 2017

ENTRAVISION COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Entravision Communications Corporation

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation (a Delaware corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’  equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entravision Communications Corporation and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Los Angeles, California
March 10, 2017

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(In thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$61,520	$47,924
Trade receivables, net of allowance for doubtful accounts of $2,550 and $3,040 (including related parties of $7,357 and $5,534)	65,072	66,399
Prepaid expenses and other current assets (including related parties of $274 and $274)	4,870	5,705
Total current assets	131,462	120,028
Property and equipment, net of accumulated depreciation of $204,343 and $198,282	55,368	57,874
Intangible assets subject to amortization, net of accumulated amortization of $81,770 and $78,234 (including related parties of $11,598 and $13,918)	13,120	16,656
Intangible assets not subject to amortization	220,701	220,701
Goodwill	50,081	50,081
Deferred income taxes	44,677	57,929
Other assets	2,512	1,693
Total assets	$517,921	$524,962
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$3,750
Accounts payable and accrued expenses (including related parties of $3,886 and $3,909)	30,810	29,787
Total current liabilities	34,560	33,537
Long-term debt, less current maturities, net of unamortized debt issuance costs of $2,365 and $3,226	286,697	309,587
Other long-term liabilities	13,208	14,565
Total liabilities	334,465	357,689
Commitments and contingencies (note 11)
Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2016 65,886,256; 2015 64,477,171	7	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2016 and 2015 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2016 and 2015 9,352,729	1	1
Additional paid-in capital	904,867	910,228
Accumulated deficit	(718,444)	(738,849)
Accumulated other comprehensive income (loss)	(2,977)	(4,115)
Total stockholders' equity	183,456	167,273
Total liabilities and stockholders' equity	$517,921	$524,962

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2016, 2015 and 2014

(In thousands, except share and per share data)

	2016	2015	2014
Net revenue	$258,514	$254,134	$242,038
Expenses:
Cost of revenue - digital media	9,536	7,242	2,993
Direct operating expenses (including related parties of $10,302, $9,306, and $10,655) (including non-cash stock-based compensation of $1,330, $1,931, and $1,294)	113,439	110,323	104,874
Selling, general and administrative expenses	46,798	42,815	37,806
Corporate expenses (including non-cash stock-based compensation of $3,705, $3,309, and $3,057)	24,543	22,520	21,301
Depreciation and amortization (includes direct operating of $9,206, $10,326, and $10,037; selling, general and administrative of $4,735, $4,219, and $3,847; and corporate of $1,401, $1,444, and $779) (including related parties of $2,320, $2,321, and $2,320)	15,342	15,989	14,663
Impairment charge	-	-	735
	209,658	198,889	182,372
Operating income	48,856	55,245	59,666
Interest expense	(15,469)	(13,047)	(13,904)
Interest income	300	45	50
Loss on debt extinguishment	(161)	(204)	(246)
Income (loss) before income taxes	33,526	42,039	45,566
Income tax (expense) benefit	(13,121)	(16,414)	(18,444)
Net income	$20,405	$25,625	$27,122
Basic and diluted earnings per share:
Net income per share, basic	$0.23	$0.29	$0.31
Net income per share, diluted	$0.22	$0.28	$0.30

Cash dividends declared per common share, basic	$0.13	$0.11	$0.10
Cash dividends declared per common share, diluted	$0.12	$0.10	$0.10

Weighted average common shares outstanding, basic	89,340,589	87,920,230	88,680,322
Weighted average common shares outstanding, diluted	91,303,056	90,295,185	90,943,734

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2016, 2015 and 2014

(In thousands, except share and per share data)

	2016	2015	2014
Net income	$20,405	$25,625	$27,122
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements	1,138	(1,977)	(2,372)
Total other comprehensive income (loss)	1,138	(1,977)	(2,372)
Comprehensive income	$21,543	$23,648	$24,750

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2016, 2015 and 2014

(In thousands, except share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2014	59,793,603	18,969,222	9,352,729	—	$6	$2	$1	$927,377	$(791,596)	$234	$136,024
Issuance of common stock upon exercise of stock options or awards of restricted stock units	1,531,100	—	—	—	—	—	—	1,841	—	—	1,841
Stock-based compensation expense	—	—	—	—	—	—	—	4,351	—	—	4,351
Class B common stock exchanged for Class A common stock	39,187	(39,187)	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	—	—	(2,469,920)	—	—	—	(12,543)	—	—	(12,543)
Retirement of treasury stock	(2,469,920)	—	—	2,469,920	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(8,865)	—	—	(8,865)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	(2,372)	(2,372)
Net income for the year ended December 31, 2014	—	—	—	—	—	—	—	—	27,122	—	27,122
Balance, December 31, 2014	58,893,970	18,930,035	9,352,729	—	$6	$2	$1	$912,161	$(764,474)	$(2,138)	$145,558
Issuance of common stock upon exercise of stock options or awards of restricted stock units	1,580,779	—	—	—	—	—	—	2,177	—	—	2,177
Stock-based compensation expense	—	—	—	—	—	—	—	5,240	—	—	5,240
Class B common stock exchanged for Class A common stock	4,002,422	(4,002,422)	—	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(9,350)	—	—	(9,350)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	(1,977)	(1,977)
Net income for the year ended December 31, 2015	—	—	—	—	—	—	—	—	25,625	—	25,625
Balance, December 31, 2015	64,477,171	14,927,613	9,352,729	—	$6	$2	$1	$910,228	$(738,849)	$(4,115)	$167,273
Issuance of common stock upon exercise of stock options or awards of restricted stock units	1,409,085	—	—	—	1	—	—	780	—	—	781
Stock-based compensation expense	—	—	—	—	—	—	—	5,035	—	—	5,035
Dividends paid	—	—	—	—	—	—	—	(11,176)	—	—	(11,176)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	1,138	1,138
Net income for the year ended December 31, 2016	—	—	—	—	—	—	—	—	20,405	—	20,405
Balance, December 31, 2016	65,886,256	14,927,613	9,352,729	—	$7	$2	$1	$904,867	$(718,444)	$(2,977)	$183,456

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$20,405	$25,625	$27,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,342	15,989	14,663
Impairment charge	-	-	735
Deferred income taxes	12,528	15,664	17,585
Amortization of debt issuance costs	776	797	820
Amortization of syndication contracts	398	360	440
Payments on syndication contracts	(388)	(510)	(578)
Non-cash stock-based compensation	5,035	5,240	4,351
(Gain) loss on debt extinguishment	161	204	246
Changes in assets and liabilities:
(Increase) decrease in trade receivables	1,397	871	(6,128)
(Increase) decrease in prepaid expenses and other current assets	439	(499)	(1,183)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,203	(1,458)	(3,661)
Net cash provided by operating activities	57,296	62,283	54,412
Cash flows from investing activities:
Purchases of property and equipment and intangibles	(9,053)	(13,696)	(8,609)
Purchase of a business, net of cash acquired	-	-	(15,048)
Purchases of short term investments: CDs	(30,000)	-	-
Proceeds from short term investments: CDs	30,000	-	-
Purchases of investments	(500)	-	-
Net cash used in investing activities	(9,553)	(13,696)	(23,657)
Cash flows from financing activities:
Proceeds from stock option exercises, net	780	2,177	1,841
Payments on long-term debt	(23,750)	(23,750)	(23,750)
Dividends paid	(11,177)	(9,350)	(8,865)
Repurchase of Class A common stock	-	-	(12,543)
Payment of contingent consideration	-	(1,000)	-
Net cash used in financing activities	(34,147)	(31,923)	(43,317)
Net increase (decrease) in cash and cash equivalents	13,596	16,664	(12,562)
Cash and cash equivalents:
Beginning	47,924	31,260	43,822
Ending	$61,520	$47,924	$31,260

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$14,693	$12,249	$15,265
Income taxes	$593	$750	$859

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$1,068	$813	$960

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter referred to collectively as the “Company”) is a leading media company that reaches and engages Hispanics in the United States and certain border markets of Mexico across media channels and advertising platforms. Entravision’s expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio, and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2016, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting, and digital media. As of December 31, 2016, the Company owns and/or operates 54 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and the Washington, D.C. area. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 18 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas and its national sales representation division, Entravision Solutions. Entravision Solutions sells advertisements and syndicates radio programming to approximately 350 stations across the United States. The Company also owns and operates an online advertising platform that delivers digital advertising in a variety of formats to reach Hispanic audiences on Internet-connected devices.

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

The Company has consolidated one entity for which it is the primary beneficiary. Total net assets and results of operations of the entity as of and for the years ended December 31, 2016 and 2015 are not significant.

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

The Company made an investment in Chanclazo Studios, Inc. ("Chanclazo"), an innovative digital production studio that creates and distributes short and long form 3D animation, virtual reality and augmented reality content for Hispanic audiences. The net investment in Chanclazo totaled $0.5 million, for a 6% ownership interest, for the year ended December 31, 2016. The investment was recorded in "Other assets" on the consolidated balance sheet and is accounted for using the cost method.

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

The income approach estimates fair value based on the Company’s estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of that reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies. The Company estimated revenue projections and profit margin projections based on internal forecasts about future performance.

The Company has applied Accounting Standards Update (“ASU”) No. 2011-8, “Testing Goodwill for Impairment” (“ASU 2011-8”), for the years ended December 31, 2016, 2015 and 2014.  Under this guidance, the Company would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

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

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets.

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2016, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $0.8 million, $0.5 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The net charge off of bad debts aggregated $1.4 million, $0.6 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

As of December 31, 2016 and 2015, the fair value of the Company’s long-term debt was approximately $292.8 million and $316.6 million, respectively, based on an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

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

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, which expired in December 2014, and which Univision and the Company have extended from time-to-time, most recently through March 31, 2017. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. It is also the Company’s current intention to negotiate with Univision one or more further extensions of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. Revenue for the carriage of the Company’s Univision- and UniMás-affiliated television station signals is recognized over the life of each agreement with the cable, satellite and internet-based television service providers. Advertising related to carriage of the Company’s Univision- and UniMás-affiliated television station signals is recognized at the time of broadcast. Retransmission consent revenue was $29.6 million, $27.9 million and $26.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company also generates revenue from agreements associated with television stations in order to accommodate the operations of telecommunications operators. Revenue from such agreements is recognized when the Company has relinquished all rights to operate the station on the existing channel free from interference to the telecommunications operators.

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $0.5 million for each of the years December 31, 2016, 2015 and 2014. Trade costs were approximately $0.5 million for each of the years ended December 31, 2016, 2015 and 2014.

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

Earnings Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Basic earnings per share:
Numerator:
Net income	$20,405	$25,625	$27,122
Denominator:
Weighted average common shares outstanding, basic	89,340,589	87,920,230	88,680,322
Per share:
Net income per share	$0.23	$0.29	$0.31
Diluted earnings per share:
Numerator:
Net income	$20,405	$25,625	$27,122
Denominator:
Weighted average common shares outstanding	89,340,589	87,920,230	88,680,322
Dilutive securities:
Stock options	1,373,733	1,815,489	1,856,707
Restricted stock units	588,734	559,466	406,705
Diluted shares outstanding	91,303,056	90,295,185	90,943,734
Per share:
Net income per share	$0.22	$0.28	$0.30

Basic earnings per share is computed as net income divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the years ended December 31, 2016, 2015 and 2014, a total of 698,344, 299,143 and 1,116,750 shares of dilutive securities, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Comprehensive Income (loss)

For the years ended December 31, 2016, 2015 and 2014 the Company had other comprehensive loss, net of tax, of $1.1, $2.0 million, and $2.4 million, respectively, related to the fair value of swaps.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards are effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2017. The Company currently expects to adopt the new revenue standards in its first quarter of 2018. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) which provides specific guidance on eight cash flow classification issues arising from certain cash receipts and cash payments. Currently, GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues addressed in this topic. The objective is to reduce current and potential future diversity in practice. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory which allows entities to recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  In addition, there has been diversity in the application of the current guidance for transfers of certain intangible and tangible assets. The objective is to reduce complexity in accounting standards. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control to amend the consolidation guidance included in ASU 2015-02. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The objective is to improve the process of determining whether a single decision maker is the primary beneficiary of a VIE. ASU 2016-17 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a Consensus of the FASB Emerging Issues Task Force to enhance and clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

The objective is to reduce diversity in practice. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business to provide a more robust framework to use in determining when a set of assets and activities is considered a business. The objective is to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only for certain transactions. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The objective is to reduce the cost and complexity of evaluating goodwill for impairment. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

Newly Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has retrospectively adopted the provisions of ASU 2015-03 as of January 1, 2016, which was the original effective date for calendar year-end, public entities. As a result, unamortized debt expense of $2.4 million and $3.2 million at December 31, 2016 and December 31, 2015, respectively, have been reclassified from Other assets to a deduction of Long-term debt, less current maturities, on the consolidated balance sheets. Adoption of this guidance had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

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

Pulpo Acquisition

On June 18, 2014, the Company completed the acquisition of 100% of the common stock of Pulpo, a leading provider of digital advertising services and solutions focused on Hispanics in the U.S. and Mexico. The Company acquired Pulpo in order to acquire a digital media platform that the Company believes will enhance its offerings to the U.S. Hispanic marketplace. The transaction was funded from the Company’s cash on hand, for an aggregate cash consideration of $15.0 million, net of cash acquired of $0.7 million, and contingent consideration with a fair value of $1.4 million as of the acquisition date.

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	December 31,			December 31,			December 31,
	2014	Acquisition	Impairment	2015	Acquisition	Impairment	2016
Television	$35,912	-	-	$35,912	-	-	$35,912
Radio	-	-	-	-	-	-	-
Digital	14,169	-	-	14,169	-	-	14,169
Consolidated	$50,081	$-	$-	$50,081	$-	$-	$50,081

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2016 and 2015 is as follows (in thousands):

		2016			2015
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	5	$65,089	$53,492	$11,597	$65,089	$51,172	$13,917
Customer base	1	3,146	2,664	482	3,146	1,789	1,357
Other	14	26,655	25,614	1,041	26,655	25,273	1,382
Total assets subject to amortization:		$94,890	$81,770	$13,120	$94,890	$78,234	$16,656
Intangible assets not subject to amortization:
FCC licenses				220,701			220,701
Total intangible assets				$233,821			$237,357

The aggregate amount of amortization expense for the years ended December 31, 2016, 2015 and 2014 was approximately $3.5 million, $3.5 million and $3.0 million, respectively. Estimated amortization expense for each of the years ended December 31, 2017 through 2021 is as follows (in thousands):

Estimated Amortization Expense	Amount
2017	$3,100
2018	2,500
2019	2,400
2020	2,300
2021	2,300

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

The Company conducted a review of the fair value of the television reporting unit.  The Company performed a qualitative assessment and determined that it is more likely than not that its fair value is greater than its carrying amount.  As such, the two-step impairment test was unnecessary and no impairment of goodwill of the television reporting unit was recorded in 2016, 2015 and 2014.

The Company also conducted a review of the fair value of the digital reporting unit. The fair value of the digital reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on the historical performance of the Pulpo business and projected trends in the digital industry and Hispanic market.  The projections also factor in continued growth in local sales of digital media as the Company continues to roll out the Pulpo services to its local sales teams. Based on the assumptions and estimates described above, the digital reporting unit fair value was greater than its carrying value. As a result, the Company passed the first step of the goodwill impairment test and no impairment of goodwill was recorded for the years ended December 31, 2016 and December 31, 2015.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2016 and 2015. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company did not record impairment of FCC licenses for the year ended December 31, 2016 and 2015.

The Company conducted a review of the fair value of the radio reporting unit in 2014. The fair value of each reporting unit was primarily determined by using a combination of a market approach and an income approach. The income approach estimates fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of that reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies. The Company estimated the revenue projections and profit margin projections based on internal forecasts about future performance. The market-based approach used comparable company earnings multiples. Based on the assumptions and projections, the radio reporting unit carrying value exceeded its fair value 2014. As a result, the Company recognized an impairment loss of $0.7 million relating to the radio reporting unit goodwill for the year ended December 31, 2014 so we do not have any goodwill in our radio reporting unit at December 31, 2014. The Company did not have any goodwill in its radio reporting unit at December 31, 2016 and December 31, 2015.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2016 and 2015 consists of (in millions):

	Estimated useful life (years)	2016	2015
Buildings	39	$18.6	$18.6
Construction in progress	—	2.6	2.9
Transmission, studio and other broadcast equipment	5-15	166.9	163.3
Office and computer equipment	3-7	30.2	29.6
Transportation equipment	5	6.8	6.7
Leasehold improvements and land improvements	Lesser of lease life or useful life	26.4	26.9
		251.5	248.0
Less accumulated depreciation		204.3	198.3
		47.2	49.7
Land		8.2	8.2
		$55.4	$57.9

Depreciation expense was $11.8 million, $12.5 million, and $11.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2016 and 2015 consist of (in millions):

	2016	2015
Accounts payable	$6.1	$6.6
Accrued payroll and compensated absences	6.3	6.4
Accrued bonuses	1.4	1.5
Professional fees	0.5	0.2
Deferred revenue	3.2	3.1
Accrued national representation fees	1.1	1.1
Income taxes payable	0.4	0.3
Amounts due under joint sales agreements	2.9	2.8
Accrued property taxes	1.6	1.2
Accrued capital expenditures	1.0	0.8
Accrued media costs – digital	1.2	0.9
Other	5.1	4.9
	$30.8	$29.8

7. LONG-TERM DEBT

Long-term debt as of December 31, 2016 and 2015 is summarized as follows (in millions):

	2016	2015
Term Loan	$292.8	$316.6
Less current maturities	3.8	3.8
	$289.0	$312.8

The scheduled maturities of long-term debt as of December 31, 2016 are as follows (in millions):

Year	Amount
2017	$3.8
2018	3.8
2019	3.8
2020	281.4
2021	-
Thereafter	-
$292.8

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

In each December 2014, 2015 and 2016, the Company made a prepayment of $20.0 million, each such prepayment to reduce the amount of loans outstanding under the Term Loan B Facility.

The carrying amount and estimated fair value of the Term Loan B as of December 31, 2016 were both $292.8 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

8. DERIVATIVE INSTRUMENTS

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the years ended December 31, 2016 and 2015 was a loss of $1.1 and $2.4 million, net of tax, respectively, and was included in other comprehensive income (loss). As of December 31, 2016, the Company estimates that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of December 31, 2016 was $4.8 million and was recorded in “Other long-term liabilities” in the consolidated balance sheets. See Note 9 for discussion of the fair value measurements concerning this interest rate swap.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	December 31, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$4.8	$—	$4.8	$—

	December 31, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$6.6	$—	$6.6	$—

10. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Current
Federal	$—	$—	$—
State	0.6	0.6	0.6
Foreign	—	—	0.1
	0.6	0.6	0.7
Deferred
Federal	12.0	12.8	15.0
State	0.5	3.0	2.7
	12.5	15.8	17.7
Total provision for taxes	$13.1	$16.4	$18.4

The income tax provision (benefit) differs from the amount of income tax determined by applying the Company’s federal corporate income tax rate of 35% to pre-tax income for the years ended December 31, 2016 and December 31, 2015, and  income tax rate of 34% to pre-tax income for the year ended December 31, 2014 due to the following (in millions):

	2016	2015	2014
Computed “expected” tax provision (benefit)	$11.7	$14.7	$15.5
Change in income tax resulting from:
State taxes, net of federal benefit	1.4	2.5	2.1
Foreign taxes	—	—	0.1
Other	—	(0.8)	0.7
	$13.1	$16.4	$18.4

The components of the deferred tax assets and liabilities at December 31, 2016 and 2015 consist of the following (in millions):

	2016	2015
Deferred tax assets:
Accrued expenses	$3.4	$3.2
Accounts receivable	1.0	1.2
Net operating loss carryforward	116.7	123.6
Stock-based compensation	1.8	2.1
Intangible assets	8.0	8.0
Credits	1.0	1.0
Property and equipment	0.4	0.3
Other	2.5	2.9
	134.8	142.3
Valuation allowance	-	(1.2)
Net deferred tax assets	$134.8	$141.1
Deferred tax liabilities:
Intangible assets	$(89.6)	$(82.5)
Property and equipment	-	-
Deferred state taxes	(0.5)	(0.7)
	(90.1)	(83.2)
	$44.7	$57.9

As of December 31, 2016, the Company has federal and state net operating loss carryforwards of approximately $309 million and $203 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards will expire during the years 2020 through 2033, to the extent they are not utilized. The state net operating loss carryforwards will expire during the years 2017 through 2033, to the extent they are not utilized. Of the $203 million of state net operating loss carryforwards, $1.4 million will expire in 2017.

Not included in the deferred tax assets attributable to net operating losses as of December 31, 2016 and December 31, 2015 are approximately $6.3 million and $4.6 million, respectively, of gross deferred tax assets attributable to stock option exercises and vesting of restricted stock units because the benefit of such losses have not reduced income tax payable.

Utilization of the Company’s U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2016, the Company believes that utilization of its federal net operating losses and foreign tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code.

The Company periodically evaluates the realizability of the deferred tax assets and, if it is determined that it is more likely than not that the deferred tax assets are realizable, adjusts the valuation allowance accordingly. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The process of evaluating the need to maintain a valuation allowance for deferred tax assets is highly subjective and requires significant judgment. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) future taxable income exclusive of reversing temporary differences and carryforwards; and (4) tax planning strategies. Based on the Company’s analysis and a review of all positive and negative evidence such as historical operations, future projections of taxable income and tax planning strategies that are prudent and feasible, the Company determined that it was more likely than not that the deferred tax assets will be realized.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2014	$6.4
Change in balances related to tax positions	(0.1)
Balance at December 31, 2015	$6.3
Change in balances related to tax positions	0.0
Balance at December 31, 2016	$6.3

As of December 31, 2016, the Company had $6.3 million of gross unrecognized tax benefits for uncertain tax positions, of which $0.8 million would affect the effective tax rate if recognized. In 2015, the Company settled a New York City audit for the tax years 2004 through 2006, and as a result recognized $0.1 million of tax benefit and associated interest.

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2016 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2016, the Company had no significant accrued interest and penalties related to uncertain tax positions due to the net operating losses.

The Company is subject to taxation in the United States, various states, Mexico and Argentina. The tax years 2013 to 2015 and 2012 to 2015 remain open to examination by federal and state taxing jurisdictions, respectively. The tax years 2005 to 2015 remain open to examination by Mexico taxing authorities, and the tax year 2015 remains open to examination by Argentina taxing authorities. Net operating losses from years from which the statute of limitations have expired (2012 and prior for federal and 2011 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.

11. COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through December 2016, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $27.5 million. The annual commitments range from $4.7 million to $11.6 million.

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

The approximate future minimum lease payments under these non-cancelable operating leases at December 31, 2016 are as follows (in millions):

Amount
2017	$9.6
2018	8.6
2019	8.2
2020	8.3
2021	6.2
Thereafter	31.2
$72.1

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $11.0 million, $10.9 million and $9.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

During the year ended December 31, 2016, the Company paid cash dividends totaling $0.13 per share, or $11.2 million in the aggregate, on all shares of Class A, Class B, and Class U common stock. During the year ended December 31, 2015, the Company paid a cash dividend of $0.11 per share, or $9.3 million in the aggregate, on all shares of Class A, Class B, and Class U common stock.

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

The Company did not repurchase any shares of Class A common stock during 2016. As of December 31, 2016, the Company repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08 since the beginning of this program, for an aggregate purchase price of approximately $12.5 million. All repurchased shares were retired as of December 31, 2014.

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

The 2004 Plan was further amended by the Compensation Committee effective May 21, 2014 primarily to extend the end of the term until May 29, 2024.

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

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Fair value of options granted	$4.10	$3.26
Expected volatility	84%	117%
Risk-free interest rate	1.6%	2.0%
Expected lives	6.0 years	6.1 years
Dividend rate	1.6%	2.3%

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	7,717	$4.05
Granted	350	$4.40
Exercised	(1,042)	1.77		$5,036
Forfeited or cancelled	(1,470)	8.53
Outstanding at December 31, 2014	5,555	$3.33		$19,015
Granted	75	$6.45
Exercised	(966)	2.23		$4,954
Forfeited or cancelled	(1,241)	7.07
Outstanding at December 31, 2015	3,423	$2.35		$18,341
Exercised	(925)	2.36		$4,278
Forfeited or cancelled	(165)	3.61
Outstanding at December 31, 2016	2,333	$2.26	5.69	$11,061
Vested and Exercisable at December 31, 2016	1,717	$2.09	5.37	$8,440
Vested and Expected to Vest at December 31, 2016	2,004	$2.25	6.02	$9,527

Stock-based compensation expense related to the Company’s employee stock option plans was $0.4 million, $1.5 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was approximately $0.2 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock and Restricted Stock Units

The following is a summary of nonvested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2013	494	$2.73
Granted	1,181	4.51
Vested	(489)	3.38
Forfeited or cancelled	(17)	2.53
Nonvested balance at December 31, 2014	1,169	$4.15
Granted	764	8.25
Vested	(614)	4.91
Forfeited or cancelled	(51)	4.52
Nonvested balance at December 31, 2015	1,268	$6.39
Granted	931	6.78
Vested	(685)	6.28
Forfeited or cancelled	(134)	6.25
Nonvested balance at December 31, 2016	1,380	$6.73

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $4.6 million, $3.8 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was approximately $5.4 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of shares vested related to grants of restricted stock and restricted stock units was $4.2 million, $3.5 million, and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s restricted stock units are net settled by withholding shares of the Company’s common stock to cover minimum statutory incomes taxes and remitting the remaining shares of the Company’s common stock to an individual’s brokerage account. Authorized shares of the Company’s common stock are used to settle restricted stock units.

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

For the year ended December 31, 2015, the Company granted 447,000 performance restricted stock units at a weighted average grant date fair value of $8.39 per share. For the year ended December 31, 2015, there was no share-based compensation expense related to performance restricted stock units and the performance goals were not achieved.

For the year ended December 31, 2016, the Company granted 608,500 performance restricted stock units at a weighted average grant date fair value of $6.75 per share. For the year ended December 31, 2016, there was no share-based compensation expense related to performance restricted stock units.

14. RELATED-PARTY TRANSACTIONS

Univision provides network compensation to the Company and acts as the Company’s exclusive third-party sales representative for the sale of all national advertising aired on Univision-affiliate television stations.

At December 31, 2016, Univision owns approximately 10% of the Company’s common stock on a fully-converted basis.

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

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted to Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals for a term of six years, which expired in December 2014, and which Univision and the Company have extended from time-to-time, most recently through March 31, 2017. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. The Company has entered into multiple short-term extensions of the proxy agreement since its December 2014 expiration, and it is the Company’s current intention to negotiate with Univision one or more further extensions of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into.

The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2016	2015	2016	2015	2016	2015
Trade receivables	$7,357	$5,534	$—	$—	$7,357	$5,534
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net	11,598	13,918	—	—	11,598	13,918
Accounts payable	$3,768	$3,791	$118	$118	$3,886	$3,909

	Univision
	2016	2015	2014
Direct operating expenses (1)	$10,302	$9,306	$10,655
Amortization	2,320	2,321	2,320

(1)	Consists primarily of national representation fees paid to Univision.

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and Univision. As of December 31, 2016, 2015 and 2014 these balances totaled $3.2 million, $3.0 million and $3.2 million, respectively.

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

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the years ended December 31, 2016 and 2015 (in millions):

	2016	2015
Accumulated other comprehensive income (loss) as of January 1,	$(4.2)	$(2.2)
Other comprehensive income (loss)	1.9	(3.2)
Income tax benefit (expense)	(0.7)	1.2
Other comprehensive income (loss), net of tax	1.2	(2.0)
Accumulated other comprehensive income (loss) as of December 31,	$(3.0)	$(4.2)

16. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

17. SEGMENT DATA

The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2016, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting, and digital media. Through June 30, 2014, the Company operated in two reportable segments, television broadcasting and radio broadcasting.  On June 18, 2014, the Company acquired Pulpo, a leading provider of digital advertising services and solutions focused on reaching Hispanic audiences in the U.S. and Mexico.  Beginning with the third quarter of 2014, the Company created a new operating segment, digital media. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business. The Company believes that this information regarding the digital media segment is useful to readers of its financial statements. The results of this segment for the interim period between the acquisition date and the beginning of the third quarter of 2014 were not considered significant for reclassification. Additionally, the digital media segment was not significant to the Company’s operations prior to the acquisition of Pulpo (as discussed in Note 3), and therefore the segment information for periods prior to the third quarter of 2014 has not been restated.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and impairment charge. There were no significant sources of revenue generated outside the United States during the years ended December 31, 2016, 2015 and 2014. There was approximately $8.7 million and $8.8 million of assets in Mexico at December 31, 2016 and 2015, respectively.

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

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change	% Change
	2016	2015	2014	2016 to 2015	2015 to 2014
Net Revenue
Television	$159,523	$159,081	$165,472	0%	(4)%
Radio	75,847	76,161	69,922	(0)%	9%
Digital	23,144	18,892	6,644	23%	184%
Consolidated	258,514	254,134	242,038	2%	5%

Cost of revenue - digital media	9,536	7,242	2,993	32%	142%

Direct operating expenses
Television	62,020	60,125	61,162	3%	(2)%
Radio	44,949	43,351	41,349	4%	5%
Digital	6,470	6,847	2,363	(6)%	190%
Consolidated	113,439	110,323	104,874	3%	5%
Selling, general and administrative expenses
Television	21,591	20,541	19,685	5%	4%
Radio	20,441	18,619	16,773	10%	11%
Digital	4,766	3,655	1,348	30%	171%
Consolidated	46,798	42,815	37,806	9%	13%
Depreciation and amortization
Television	10,659	11,569	10,680	(8)%	8%
Radio	3,269	3,224	3,391	1%	(5)%
Digital	1,414	1,196	592	18%	102%
Consolidated	15,342	15,989	14,663	(4)%	9%
Segment operating profit (loss)
Television	65,253	66,846	73,945	(2)%	(10)%
Radio	7,188	10,967	8,409	(34)%	30%
Digital	958	(48)	(652)	*	(93)%
Consolidated	73,399	77,765	81,702	(6)%	(5)%
Corporate expenses	24,543	22,520	21,301	9%	6%
Impairment charge	-	-	735	*	*
Operating income	$48,856	$55,245	$59,666	(12)%	(7)%
Capital expenditures
Television	$5,744	$7,631	$6,084
Radio	3,287	5,532	2,995
Digital	277	385	32
Consolidated	$9,308	$13,548	$9,111
Total assets
Television	$363,852	$367,869	$380,775
Radio	129,825	132,395	124,050
Digital	24,244	24,698	22,942
Consolidated	$517,921	$524,962	$527,767

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

Year ended December 31, 2016:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$58,113	$64,829	$65,281	$70,291	$258,514
Net income applicable to common stockholders	2,270	5,717	5,415	7,003	20,405
Net income per share, basic	$0.03	$0.06	$0.06	$0.08	$0.23
Net income per share, diluted	$0.02	$0.06	$0.06	$0.08	$0.22

Year ended December 31, 2015:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$59,550	$59,891	$69,261	$65,432	$254,134
Net income applicable to common stockholders	5,284	5,241	9,293	5,807	25,625
Net income per share, basic	$0.06	$0.06	$0.11	$0.07	$0.29
Net income per share, diluted	$0.06	$0.06	$0.10	$0.06	$0.28

19. SUBSEQUENT EVENTS

FCC Auction for Broadcast Spectrum

The Federal Communication Commission recently completed the reverse auction for broadcast spectrum, which resulted in anticipated proceeds of approximately $264 million for the Company. The anticipated proceeds reflect the FCC’s acceptance of one or more bids placed by the Company during the auction to modify and/or relinquish spectrum usage rights for certain of the Company’s television stations.  The Company does not expect that the modification and/or relinquishment of the spectrum usage rights will result in material changes in the operations or results of the Company. Proceeds are expected to be received in the second half of 2017.

Acquisition of Headway

On March 2, 2017, Entravision entered into a definitive agreement to acquire the business of Headway, a provider of digital marketing solutions primarily in the United States, Mexico and Latin America.  The transaction, which will be funded from Entravision’s cash on hand, includes an initial payment of approximately $12 million and up to $34.5 million in contingent earn-out payments based upon the achievement of certain performance benchmarks. The transaction is expected to close early in the second quarter of 2017.

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2016	$3,040	$815	$79	$(1,384)	$2,550
Year ended December 31, 2015	$3,100	$492	$56	$(608)	$3,040
Year ended December 31, 2014	$3,199	$450	$331	$(880)	$3,100
Deferred tax valuation allowance
Year ended December 31, 2016	$1,206	$(1,206)	$—	$—	$—
Year ended December 31, 2015	$1,361	$(155)	$—	$—	$1,206
Year ended December 31, 2014	$1,432	$(71)	$—	$—	$1,361

(1)	Other adjustments represent recoveries and increases in the allowance for doubtful accounts.