Form 10-Q
period 2017-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2017-05-05
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐

(Do not check if a smaller reporting company)

Smaller reporting company	☐

Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 1, 2017, there were 66,060,260 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2017

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

•	our continued compliance with all of our obligations, including financial covenants and ratios, under the 2013 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	rapid changes in digital media advertising;
•	the impact of rigorous competition in Spanish-language media and in the general market advertising industry;
•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc., or Univision;
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2013 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;
•	industry-wide market factors and regulatory and other developments affecting our operations;
•	economic uncertainty;
•	the impact of any potential future impairment of our assets;
•	risks related to changes in accounting interpretations; and
•

the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new federal healthcare laws, including the Affordable Care Act, the rules and regulations promulgated thereunder and any executive action with respect thereto, and any changes with respect to any of the foregoing in the 115th Congress.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 29 of our Annual Report on Form 10-K for the year ended December 31, 2016.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$68,982	$61,520
Trade receivables, net of allowance for doubtful accounts of $2,336 and $2,550 (including related parties of $5,122 and $7,357)	54,460	65,072
Prepaid expenses and other current assets (including related parties of $274 and $274)	5,683	4,870
Total current assets	129,125	131,462
Property and equipment, net of accumulated depreciation of $203,294 and $204,343	53,917	55,368
Intangible assets subject to amortization, net of accumulated amortization of $82,617 and $81,770 (including related parties of $11,017 and $11,598)	12,273	13,120
Intangible assets not subject to amortization	220,701	220,701
Goodwill	50,081	50,081
Deferred income taxes	45,278	44,677
Other assets	2,890	2,512
Total assets	$514,265	$517,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$3,750
Accounts payable and accrued expenses (including related parties of $4,113 and $3,886)	24,862	30,810
Total current liabilities	28,612	34,560
Long-term debt, less current maturities, net of unamortized debt issuance costs of $2,201 and $2,365	285,924	286,697
Other long-term liabilities	12,217	13,208
Total liabilities	326,753	334,465

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2017 66,053,256; 2016 65,886,256	7	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2017 and 2016 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2017 and 2016 9,352,729	1	1
Additional paid-in capital	903,331	904,867
Accumulated deficit	(713,405)	(718,444)
Accumulated other comprehensive income (loss)	(2,424)	(2,977)
Total stockholders' equity	187,512	183,456
Total liabilities and stockholders' equity	$514,265	$517,921

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2017	2016
Net revenue	$57,510	$58,113

Expenses:
Cost of revenue - digital media	1,752	1,839
Direct operating expenses (including related parties of $2,320 and $2,311) (including non-cash stock-based compensation of $223 and $321)	27,092	27,565
Selling, general and administrative expenses	11,200	11,435
Corporate expenses (including non-cash stock-based compensation of $752 and $625)	5,867	5,604
Depreciation and amortization (includes direct operating of $2,205 and $2,455; selling, general and administrative of $1,016 and $1,199; and corporate of $325 and $373) (including related parties of $581 and $580)	3,546	4,027
	49,457	50,470
Operating income	8,053	7,643
Interest expense	(3,645)	(3,866)
Interest income	109	7
Income before income taxes	4,517	3,784
Income tax expense	(1,899)	(1,514)
Net income	$2,618	$2,270

Basic and diluted earnings per share:
Net income per share, basic	$0.03	$0.03
Net income per share, diluted	$0.03	$0.02

Cash dividends declared per common share	$0.03	$0.03

Weighted average common shares outstanding, basic	90,236,476	88,897,456
Weighted average common shares outstanding, diluted	91,760,531	90,932,109

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2017	2016
Net income	$2,618	$2,270
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements	553	(632)
Total other comprehensive income (loss)	553	(632)
Comprehensive income	$3,171	$1,638

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$2,618	$2,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,546	4,027
Deferred income taxes	1,473	1,264
Amortization of debt issue costs	183	191
Amortization of syndication contracts	109	89
Payments on syndication contracts	(113)	(94)
Non-cash stock-based compensation	975	946
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	10,979	5,800
(Increase) decrease in prepaid expenses and other assets	(891)	(378)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,963)	(3,594)
Net cash provided by operating activities	12,916	10,521
Cash flows from investing activities:
Purchases of short-term investments	-	(30,000)
Purchases of investments	(250)	-
Purchases of property and equipment and intangibles	(1,526)	(2,135)
Deposits on acquisitions	(230)	-
Net cash used in investing activities	(2,006)	(32,135)
Cash flows from financing activities:
Proceeds from stock option exercises	311	400
Payments on long-term debt	(938)	(938)
Dividends paid	(2,821)	(2,781)
Net cash used in financing activities	(3,448)	(3,319)
Net increase (decrease) in cash and cash equivalents	7,462	(24,933)
Cash and cash equivalents:
Beginning	61,520	47,924
Ending	$68,982	$22,991

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$3,462	$3,675
Income taxes	$426	$250

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$786	$917

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2017

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2017 or any other future period.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading media company that reaches and engages Hispanics in the United States and certain border markets of Mexico across media channels and advertising platforms. The Company’s expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of March 31, 2017, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting, and digital media.

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue for contracts with advertising agencies is recorded at an amount that is net of the commission retained by the agency. Revenue from contracts directly with the advertisers is recorded as gross revenue and the related commission or national representation fee is recorded in operating expense. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided. Digital related revenue is recognized when display or other digital advertisements record impressions on the websites of the Company’s third-party publishers.

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

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate retransmission consent agreements for its Univision- and UniMás-affiliated television station signals.  Advertising related to carriage of the Company’s Univision- and UniMás-affiliated television station signals is recognized at the time of broadcast. See more details under “Related Party” below.

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising on the Company’s Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During each of the three-month periods ended March 31, 2017 and 2016, the amount the Company paid Univision in this capacity was $2.3 million.

The Company also generates revenue under two marketing and sales agreements with Univision, which give the Company the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television stations for a term of six years, expiring in December 2014, which Univision and the Company have extended through May 31, 2017. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. The Company has entered into multiple short-term extensions of the proxy agreement since its December 2014 expiration, and it is the Company’s current intention to negotiate with Univision one or more further extensions of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. As of March 31, 2017, the amount due to the Company from Univision was $5.1 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $1.0 million and $0.9 million for the three-month periods ended March 31, 2017 and 2016, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2017, there was approximately $0.1 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2017, there was approximately $4.5 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

Certain of the Company’s management-level employees were granted performance stock units that are contingent upon achievement of specified pre-established performance goals over the performance period, which is fiscal year 2017, and vesting over a period of three years, subject to the recipient's continued service with the Company. The performance goals are based on achievement of net revenue and/or EBITDA goals. Depending on the outcome of the performance goals, the recipient may ultimately earn performance restricted stock units between 0% and 200% of the number of performance restricted stock units granted. For the three-month period ended March 31, 2017, there was no share-based compensation expense related to performance restricted stock units.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period
	Ended March 31,
	2017	2016
Basic earnings per share:
Numerator:
Net income	$2,618	$2,270

Denominator:
Weighted average common shares outstanding	90,236,476	88,897,456

Per share:
Net income per share	$0.03	$0.03

Diluted earnings per share:
Numerator:
Net income	$2,618	$2,270

Denominator:
Weighted average common shares outstanding	90,236,476	88,897,456
Dilutive securities:
Stock options and restricted stock units	1,524,055	2,034,653
Diluted shares outstanding	91,760,531	90,932,109

Per share:
Net income per share	$0.03	$0.02

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three-month period ended March 31, 2017 and 2016, a total of 3,177 and 13,489 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

The Company did not repurchase shares during the three-month period ended March 31, 2017. As of March 31, 2017, the Company repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08, for an aggregate purchase price of approximately $12.5 million, since the beginning of this program. All repurchased shares were retired as of December 31, 2014.

Investments

During the first quarter of 2016, the Company entered into an agreement with a financial institution to purchase a six-month certificate of deposit (the “CD”) for $30.0 million, which was recorded in "Short-term investments" on the consolidated balance sheets during the term of the CD.  The CD matured during the third quarter of 2016 and the funds returned to “Cash and cash equivalents” on the consolidated balance sheet.

The Company made an investment in Chanclazo Studios, Inc. ("Chanclazo"), a digital production studio that creates and distributes short and long form 3D animation, virtual reality and augmented reality content for Hispanic audiences.  The net investment in Chanclazo totaled $0.8 million for a 9% ownership interest, as of March 31, 2017.   The investment was recorded in "Other assets" on the consolidated balance sheet and is accounted for using the cost method.

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

Borrowings under the Term Loan A Facility were used on the closing date of the 2013 Credit Facility (the “Closing Date”) (together with cash on hand) to (a) repay in full all of the outstanding obligations of the Company and its subsidiaries under the then outstanding credit facility (the “2012 Credit Agreement”) and to terminate the 2012 Credit Agreement, and (b) pay fees and expenses in connection with the 2013 Credit Facility.  As discussed in more detail below, on August 1, 2013, the Company drew on the Company’s Term Loan B Facility to (a) repay in full all of the outstanding loans under the Term Loan A Facility and (b) redeem in full all of the then outstanding notes (the “Notes”). The Company intends to use any future borrowings under the Revolving Credit Facility to provide for working capital, capital expenditures and other general corporate purposes of the Company and from time to time fund a portion of certain acquisitions, in each case subject to the terms and conditions set forth in the 2013 Credit Agreement.

The 2013 Credit Facility is guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries (the “Credit Parties”). The 2013 Credit Facility is secured on a first priority basis by the Company’s and the Credit Parties’ assets. Upon the redemption of the Notes, the security interests and guaranties of the Company and its Credit Parties under the indenture governing the Notes (the “Indenture”) and the Notes were terminated and released.

The Company’s borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of March 31, 2017, the Company’s effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

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

In each of December 2014, 2015 and 2016, the Company made a prepayment of $20.0 million, to reduce the amount of loans outstanding under the Term Loan B Facility.

The carrying amount of the Term Loan B Facility as of March 31, 2017 was $289.7 million, net of $2.2 million of unamortized debt issuance costs. The estimated fair value of the Term Loan B Facility as of March 31, 2017 was $291.9 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

Derivative Instruments

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month periods ended March 31, 2017 and 2016 was a gain of $0.6 million and a loss of $0.6 million, net of tax, respectively, and was included in other comprehensive income (loss).  The Company paid $0.8 million of interest related to the interest rate swap agreements for the three-month period ended March 31, 2017. As of March 31, 2017, the Company estimates that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of March 31, 2017 was $3.9 million and was recorded in "Other long-term liabilities" on the consolidated balance sheets.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	March 31, 2017
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$3.9	$—	$3.9	$—

	December 31, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$4.8	$—	$4.8	$—

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a roll-forward of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2017 and 2016 (in millions):

	2017	2016
Accumulated other comprehensive loss as of January 1,	$(3.0)	$(4.1)
Other comprehensive income (loss)	0.9	(1.0)
Income tax benefit	(0.3)	0.4
Other comprehensive income (loss), net of tax	0.6	(0.6)
Accumulated other comprehensive loss as of March 31,	$(2.4)	$(4.7)

Cost of Revenue

Cost of revenue in our digital segment consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the period in which the corresponding revenue is recognized.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations ; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers . The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards are effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2017. The Company currently expects to adopt the new revenue standards in its first quarter of 2018. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in the Company's consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a Consensus of the FASB Emerging Issues Task Force to enhance and clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. A mounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The objective is to reduce diversity in practice. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The objective is to reduce the cost and complexity of evaluating goodwill for impairment. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.   The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

Newly Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires companies to record excess tax benefits and tax deficiencies as a component of the provision for income taxes in the period in which they occur.  The Company has adopted the provisions of ASU 2016-09 on a modified retrospective basis as of January 1, 2017, which resulted in a cumulative-effect adjustment of $2.4 million to “Deferred income taxes” and “Total stockholders’ equity” on the consolidated balance sheets. Additionally, during the three-month period ended March 31, 2017, the Company recorded a benefit in income tax expense of $0.2 million due to the adoption of this new standard.

3. SEGMENT INFORMATION

As of March 31, 2017, the Company operates in three reportable segments, based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media. Through June 30, 2014, the Company operated in two reportable segments, television broadcasting and radio broadcasting. On June 18, 2014, the Company acquired Pulpo Media Inc. (“Pulpo”), a leading provider of digital advertising services and solutions focused on reaching Hispanic audiences in the U.S. and Latin America.  Beginning with the third quarter of 2014, the Company created a new operating segment, digital media, which consists of the operations of Pulpo.  The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business. The Company believes that this information regarding the digital media segment is useful to readers of the Company’s financial statements.  The digital media segment was not significant to the Company’s operations prior to the acquisition of Pulpo.

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

The Company owns and operates a national sales representation division, Entravision Solutions, through which the Company sells advertisements and syndicates radio programming to approximately 350 stations across the United States.

Digital Media

The Company owns and operates digital media operations, offering mobile, digital and other interactive media platforms and services on Internet-connected devices, including local websites and social media, that provide users with news information and other content.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses. There were no significant sources of revenue generated outside the United States during the three-month periods ended March 31, 2017 and 2016. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period
	Ended March 31,		%
	2017	2016	Change
Net revenue
Television	$37,710	$36,565	3%
Radio	15,719	16,884	(7)%
Digital	4,081	4,664	(13)%
Consolidated	57,510	58,113	(1)%

Cost of revenue - digital media	1,752	1,839	(5)%

Direct operating expenses
Television	14,754	15,034	(2)%
Radio	11,017	10,941	1%
Digital	1,321	1,590	(17)%
Consolidated	27,092	27,565	(2)%

Selling, general and administrative expenses
Television	5,451	5,446	0%
Radio	4,704	4,888	(4)%
Digital	1,045	1,101	(5)%
Consolidated	11,200	11,435	(2)%

Depreciation and amortization
Television	2,463	2,867	(14)%
Radio	726	790	(8)%
Digital	357	370	(4)%
Consolidated	3,546	4,027	(12)%

Segment operating profit (loss)
Television	15,042	13,218	14%
Radio	(728)	265	*
Digital	(394)	(236)	67%
Consolidated	13,920	13,247	5%

Corporate expenses	5,867	5,604	5%
Operating income	8,053	7,643	5%

Interest expense	$(3,645)	$(3,866)	-6%
Interest income	109	7	1,457%
Income before income taxes	4,517	3,784	19%

Capital expenditures
Television	$967	$1,419
Radio	268	771
Digital	9	49
Consolidated	$1,244	$2,239

	March 31,	December 31,
Total assets	2017	2016
Television	363,738	363,852
Radio	128,928	129,825
Digital	21,599	24,244
Consolidated	$514,265	$517,921

*	Percentage not meaningful.

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

5. SUBSEQUENT EVENTS

FCC Auction for Broadcast Spectrum

On April 13, 2017, the FCC finalized the “incentive auction” for broadcast spectrum, which resulted in anticipated proceeds of approximately $264 million for the Company. The anticipated proceeds reflect the FCC’s acceptance of one or more bids placed by the Company during the auction to modify and/or relinquish spectrum usage rights for certain of the Company’s television stations. The Company does not expect that the modification and/or relinquishment of the spectrum usage rights will result in material changes in the operations or results of the Company. The proceeds of the incentive auction are expected to be received in the second half of 2017.

Station Relocation

On April 20, 2017, the Company exercised its rights under an agreement pursuant to which a full-power station in Washington, D.C. will permit the Company’s television station, WJAL-TV, to broadcast on a portion of such station’s broadcast channel, on a jointly shared and licensed basis, and relocate its broadcast location from Hagerstown, Maryland to Washington, D.C., subject to FCC approval, in exchange for payment from the Company of approximately $32.5 million.

Acquisition of Headway

On April 4, 2017, the Company completed the acquisition of the business of Headway, a provider of digital marketing solutions primarily in the United States, Mexico and other parts of Latin America. The transaction, funded from the Company’s cash on hand, includes an initial payment of approximately $12 million and up to $34.5 million in contingent earn-out payments based upon the achievement of certain performance benchmarks.

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

We operate in three reportable segments, based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media. Our net revenue for the three-month period ended March 31, 2017 was $57.5 million. Of that amount, revenue attributed to our television segment accounted for approximately 66%, revenue attributed to our radio segment accounted for approximately 27% and revenue attributed to our digital segment accounted for approximately 7%.

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

Highlights

During the first quarter of 2017, we achieved revenue growth in our television segment, although our consolidated net revenue decreased to $57.5 million, a decrease of $0.6 million, or 1%, compared to the first quarter of 2016. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment increased to $37.7 million in the first quarter of 2017 from $36.6 million in the first quarter of 2016. This increase of approximately $1.1 million, or 3%, in net revenue was primarily due to increases in national and local advertising revenue and an increase in retransmission consent revenue, partially offset by a decrease in political advertising revenue, which was not material in 2017. We generated a total of $8.0 million of retransmission consent revenue in the first quarter of 2017. We anticipate that retransmission consent revenue for the full year 2017 will be greater than it was for the full year 2016 and will continue to be a growing source of net revenues in future periods.

Net revenue in our radio segment decreased to $15.7 million in the first quarter of 2017 from $16.9 million in the first quarter of 2016. This decrease of approximately $1.2 million, or 7%, in net revenue was primarily due to a decrease in political advertising revenue, which was not material in 2017, and decreases in local and national advertising revenue.

Net revenue in our digital media segment decreased to $4.1 million in the first quarter of 2017 from $4.7 million in the first quarter of 2016. This decrease of approximately $0.6 million, or 13%, in net revenue was primarily due to a decrease in national advertising revenue.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During each of the three-month periods ended March 31, 2017 and 2016, the amount we paid Univision in this capacity was $2.3 million.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through May 31, 2017. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. We have entered into multiple short-term extensions of the proxy agreement since its December 2014 expiration, and it is our current intention to negotiate with Univision one or more further extensions of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. As of March 31, 2017, the amount due to us from Univision was $5.1 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 10, 2017.

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

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted Univision the right to negotiate retransmission consent agreements for its Univision- and UniMás-affiliated television station signals.  Advertising related to carriage of our Univision- and UniMás-affiliated television station signals is recognized at the time of broadcast. See more details in Note 2 to the Notes to the Consolidated Financial Statements under “Related Party”.

We also generate revenue from agreements associated with television stations in order to accommodate the operations of telecommunications operators. Revenue from such agreements is recognized when we have relinquished all rights to operate the station on the existing channel free from interference to the telecommunications operators.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations ; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers . We must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards are effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2017. We currently expect to adopt the new revenue standards in the first quarter of 2018. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) which provides specific guidance on eight cash flow classification issues arising from certain cash receipts and cash payments. Currently, GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues addressed in this topic. The objective is to reduce current and potential future diversity in practice. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a Consensus of the FASB Emerging Issues Task Force to enhance and clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. A mounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The objective is to reduce diversity in practice. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business to provide a more robust framework to use in determining when a set of assets and activities is considered a business. The objective is to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only for certain transactions. We do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.

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

Three-month Periods Ended March 31, 2017 and 2016

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2017 and 2016 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2017	2016	Change
Statements of Operations Data:
Net revenue	$57,510	$58,113	(1)%
Cost of revenue - digital media	1,752	1,839	(5)%
Direct operating expenses	27,092	27,565	(2)%
Selling, general and administrative expenses	11,200	11,435	(2)%
Corporate expenses	5,867	5,604	5%
Depreciation and amortization	3,546	4,027	(12)%
	49,457	50,470	(2)%
Operating income	8,053	7,643	5%
Interest expense	(3,645)	(3,866)	(6)%
Interest income	109	7	1457%
Income before income taxes	4,517	3,784	19%
Income tax expense	(1,899)	(1,514)	25%
Net income	$2,618	$2,270	15%

Other Data:
Capital expenditures	1,244	2,239
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)	12,570	12,611
Net cash provided by operating activities	12,916	10,521
Net cash used in investing activities	(2,006)	(32,135)
Net cash used in financing activities	(3,448)	(3,319)

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.25 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of March 31): 2017, 3.9 to 1; 2016, 4.1 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Three-Month Period
	Ended March 31,
	2017	2016
Consolidated adjusted EBITDA (1)	$12,570	$12,611
Interest expense	(3,645)	(3,866)
Interest income	109	7
Income tax expense	(1,899)	(1,514)
Amortization of syndication contracts	(109)	(89)
Payments on syndication contracts	113	94
Non-cash stock-based compensation included in direct operating expenses	(223)	(321)
Non-cash stock-based compensation included in corporate expenses	(752)	(625)
Depreciation and amortization	(3,546)	(4,027)
Net income	2,618	2,270
Depreciation and amortization	3,546	4,027
Deferred income taxes	1,473	1,264
Amortization of debt issue costs	183	191
Amortization of syndication contracts	109	89
Payments on syndication contracts	(113)	(94)
Non-cash stock-based compensation	975	946
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	10,979	5,800
(Increase) decrease in prepaid expenses and other assets	(891)	(378)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,963)	(3,594)
Cash flows from operating activities	$12,916	$10,521

Consolidated Operations

Net Revenue. Net revenue decreased to $57.5 million for the three-month period ended March 31, 2017 from $58.1 million for the three-month period ended March 31, 2016, a decrease of $0.6 million. Of the overall decrease, approximately $1.2 million was attributable to our radio segment and was primarily due to a decrease in political advertising revenue, which was not material in 2017, and decreases in local and national advertising revenue. Additionally we had a decrease of $0.6 million in the digital segment primarily due to a decrease in national revenue. The overall decrease was partially offset by an increase in the television segment of approximately $1.1 million. The increase was primarily due to increases in national and local advertising revenue and an increase in retransmission consent revenue, partially offset by a decrease in political advertising revenue, which was not material in 2017.

We currently anticipate that for the full year 2017, net revenue will increase from digital media and retransmission consent revenue, whereas political advertising revenue will decrease compared to 2016. We also anticipate receiving proceeds of approximately $264 million related to the FCC’s broadcast incentive auction in the second half of 2017.

Cost of revenue. Cost of revenue, which we recognize in our digital media segment, was $1.8 million for each of the three-month periods ended March 31, 2017 and 2016.

Direct Operating Expenses. Direct operating expenses decreased to $27.1 million for the three-month period ended March 31, 2017 from $27.6 million for the three-month period ended March 31, 2016, a decrease of $0.5 million. Of the overall decrease, approximately $0.3 million was attributable to our digital segment and was primarily due to a decrease in professional services and non-cash stock-based compensation. Additionally, approximately $0.3 million of the overall decrease was attributable to our television segment and was primarily due to a decrease in expense for ratings services. The overall decrease was partially offset by an increase in radio segment of approximately $0.1 million. The increase was primarily due to an increase in salary expense. As a percentage of net revenue, direct operating expenses remained constant at 47% for each of the three-month periods ended March 31, 2017 and 2016.

We believe that direct operating expenses will increase during 2017 primarily as a result of employee salary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $11.2 million for the three-month period ended March 31, 2017 from $11.4 million for the three-month period ended March 31, 2016, a decrease of $0.2 million. The overall decrease of $0.2 million was attributable to our radio segment and was primarily due to a decrease in bad debt expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 19% for the three-month period ended March 31, 2017 from 20% for the three-month period ended March 31, 2016.

We believe that selling, general and administrative expenses will increase during 2017 primarily as a result of employee salary increases.

Corporate Expenses. Corporate expenses increased to $5.9 million for the three-month period ended March 31, 2017 from $5.6 million for the three-month period ended March 31, 2016, an increase of $0.3 million. The increase was primarily due to legal and financial due diligence costs related to a pending acquisition and non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses remained constant at 10% for the three-month periods ended March 31, 2017 and 2016.

We believe that corporate expenses will be constant during 2017 compared to 2016.

Depreciation and Amortization. Depreciation and amortization decreased to $3.5 million for the three-month period ended March 31, 2017 from $4.0 million for the three-month period ended March 31, 2016, a decrease of $0.5 million. The decrease was primarily due to a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $8.0 million for the three-month period ended March 31, 2017, compared to $7.6 million for the three-month period ended March 31, 2016.

Interest Expense, net. Interest expense, net decreased to $3.5 million for the three-month period ended March 31, 2017 from $3.9 million for the three-month period ended March 31, 2016, a decrease of $0.4 million. This decrease was primarily due to loan principal prepayment during the fourth quarter of 2016.

Income Tax Expense.  Income tax expense for the three-month period ended March 31, 2017 was $1.9 million, or 42% of our pre-tax income. Income tax expense for the three-month period ended March 31, 2016 was $1.5 million, or 40% of our pre-tax income.

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $37.7 million for the three-month period ended March 31, 2017 from $36.6 million for the three-month period ended March 31, 2016, an increase of approximately $1.1 million. The increase was primarily due to increases in national and local advertising revenue and an increase in retransmission consent revenue, partially offset by a decrease in political advertising revenue, which was not material in 2017. We generated a total of $8.0 million and $7.4 million in retransmission consent revenue for the three-month periods ended March 31, 2017 and 2016, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $14.8 million for the three-month period ended March 31, 2017 from $15.0 million for the three-month period ended March 31, 2016, a decrease of approximately $0.2 million. The decrease was primarily due to a decrease in expense for ratings services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.5 million for the three-month period ended March 31, 2017 from $5.4 million for the three-month period ended March 31, 2016, an increase of approximately $0.1 million. The increase was primarily due to an increase in salary expense.

Radio

Net Revenue.  Net revenue in our radio segment decreased to $15.7 million for the three-month period ended March 31, 2017 from $16.9 million for the three-month period ended March 31, 2016, a decrease of $1.2 million. The decrease was primarily due to a decrease in political advertising revenue, which was not material in 2017, and decreases in local and national advertising revenue.

Direct Operating Expenses. Direct operating expenses in our radio segment increased to $11.0 million for the three-month period ended March 31, 2017 from $10.9 million for the three-month period ended March 31, 2016, an increase of $0.1 million. The increase was primarily due to an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.7 million for the three-month period ended March 31, 2017 from $4.9 million for the three-month period ended March 31, 2016, a decrease of $0.2 million. The decrease was primarily due to a decrease in bad debt expense.

Digital

Net Revenue.  Net revenue in our digital segment decreased to $4.1 million for the three-month period ended March 31, 2017 from $4.7 million for the three-month period ended March 31, 2016, a decrease of $0.6 million. The decrease was primarily due to a decrease in national revenue driven by shifts in the digital advertising industry toward video advertising and the increased use of automated buying platforms, referred to in our industry as programmatic revenue.

Cost of revenue.  Cost of revenue in our digital segment remained constant at $1.8 million for each of the three-month periods ended March 31, 2017 and 2016. Because of third party media costs, our margins tend to be smaller in our digital media segment than in our other broadcast segments. As a percentage of net revenue, cost of revenue increased to 43% for the three-month period ended March 31, 2017 from 39% for the three-month period ended March 31, 2016. The increase in cost of revenue as a percentage of digital revenue was primarily due to a higher percentage of programmatic revenue. Because of the high volume and relative efficiencies of these programmatic platforms, the margins tend to be lower.

Direct operating expenses. Direct operating expenses in our digital segment decreased to $1.3 million for the three-month period ended March 31, 2017 from $1.6 million for the three month period ended March 31, 2016, a decrease of $0.3 million.    The decrease was primarily due to a decrease in professional services and non-cash stock-based compensation.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment decreased to $1.0 million for the three-month period ended March 31, 2017 from $1.1 million for the three-month period ended March 31, 2016, a decrease of $0.1 million. The decrease was primarily due to a decrease in employee bonus expense.

Liquidity and Capital Resources

We had net income of approximately $20.4 million, $25.6 million, and $27.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We had positive cash flow from operations of $57.3 million, $62.3 million and $54.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. We generated cash flow from operations of $12.9 million for the three-month period ended March 31, 2017 and we expect to have positive cash flow from operations for the 2017 year.  We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that cash flows from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months and for the foreseeable future.

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

Our borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of March 31, 2017, our effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on the Term Loan B Maturity Date, which is May 31, 2020 and the Revolving Credit Facility expires on the Revolving Loan Maturity Date, which is May 31, 2018.

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

In each of December 2014, 2015 and 2016, we made a prepayment of $20.0 million, to reduce the amount of loans outstanding under our Term Loan B Facility.

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

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended March 31, 2017 was a gain of $0.6 million, net of tax, and was included in other comprehensive income (loss). We paid $0.8 million of interest related to the interest rate swap agreements for the three-month period ended March 31, 2017. As of March 31, 2017, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

We did not repurchase shares during the three-month period ended March 31, 2017. As of March 31, 2017, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08, for an aggregate purchase price of approximately $12.5 million, since the beginning of this program. All repurchased shares were retired as of December 31, 2014.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) remained constant at $12.6 million for each of the thee-month periods ended March 31, 2017 and 2016. As a percentage of net revenue, consolidated adjusted EBITDA remained constant at 22% for each of the three-month periods ended March 31, 2017 and 2016.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.25 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of March 31): 2017, 3.9 to 1; 2016, 4.1 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Cash Flow

Net cash flow provided by operating activities was $12.9 million for the three-month period ended March 31, 2017, compared to net cash flow provided by operating activities of $10.5 million for the three-month period ended March 31, 2016. We had net income of $2.6 million for the three-month period ended March 31, 2017, which was partially offset by non-cash items, including depreciation and amortization expense of $3.5 million, deferred income taxes of $1.5 million, and non-cash stock-based compensation of $1.0 million. We had net income of $2.3 million for the three-month period ended March 31, 2016, which was partially offset by non-cash items, including depreciation and amortization expense of $4.0 million, deferred income taxes of $1.3 million, and non-cash stock-based compensation of $0.9 million. We expect to have positive cash flow from operating activities for the full year 2017.

Net cash flow used in investing activities was $2.0 million for the three-month period ended March 31, 2017, compared to net cash flow used in investing activities of $32.1 million for the three-month period ended March 31, 2016. During the three-month period ended March 31, 2017, we spent $1.5 million on net capital expenditures. During the three-month period ended March 31, 2016, we spent $2.1 million on net capital expenditures and we purchased a six-month certificate of deposit for $30.0 million. We anticipate that our capital expenditures will be approximately $13.0 million for the full year 2017. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $3.4 million for the three-month period ended March 31, 2017, compared to net cash flow used in financing activities of $3.3 million for the three-month period ended March 31, 2016. During the three-month period ended March 31, 2017, we made a dividend payment of $2.8 million, a debt payment of $0.9 million and received proceeds of $0.3 million related to the issuance of common stock upon the exercise of stock options. During the three-month period ended March 31, 2016, we made a dividend payment of $2.8 million, a debt payment of $0.9 million and received proceeds of $0.4 million related to the issuance of common stock upon the exercise of stock options.

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

Interest Rates

As of March 31, 2017, we had $291.9 million of variable rate bank debt outstanding under our 2013 Credit Facility.  The debt bears interest at LIBOR plus a margin of 2.5%.  The LIBOR rate is subject to a 1.0% floor, resulting in an effective interest rate of 3.5% for the three-month period ended March 31, 2017. In the event LIBOR remains below the floor rate we will still have to pay the floor rate plus the margin.  If LIBOR rises above the floor rate, we will have to pay the prevailing LIBOR rate plus the margin (for the portion of the debt that is not hedged. See further discussion below).

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. Hypothetically, if LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2017 level, our annual interest expense under our term loan would increase, and cash flow from operations would decrease, by approximately $1.1 million, based on the outstanding balance of our term loan as of March 31, 2017.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended March 31, 2017, was a gain of $0.6 million, net of tax, and was included in other comprehensive income (loss). We paid $0.8 million of interest related to the interest rate swap agreements for the three-month period ended March 31, 2017. As of March 31, 2017, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

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

On May 1, 2017, we received a letter submitted by a stockholder asserting that one of the members of the Compensation Committee of the Board of Directors does not qualify as an “outside director” under Section 162(m) of the Internal Revenue Code.  The letter requests that we take certain actions to remedy the alleged noncompliance with Section 162(m).  The Board of Directors, or a Committee of the Board of Directors, will conduct a review of the matters addressed in the letter, although we believe the Company has complied with all applicable laws, rules and regulations.

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

We did not repurchase any shares of Class A common stock during 2017 and 2016. As of March 31, 2017, we repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08, for an aggregate purchase price of approximately $12.5 million, since the beginning of this program. All repurchased shares were retired as of December 31, 2014.

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

Date: May 5, 2017

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