Form 10-Q
period 2017-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2017-08-04
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

Yes  ☐    No  ☒

As of July 31, 2017, there were 66,138,506 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2017

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

•	our continued compliance with all of our obligations, including financial covenants and ratios, under the 2013 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	rapid changes in digital media advertising;
•	the impact of rigorous competition in Spanish-language media and in the general market advertising industry;
•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc., or Univision;
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2013 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;
•	industry-wide market factors and regulatory and other developments affecting our operations;
•	economic uncertainty;
•	the impact of any potential future impairment of our assets;
•	risks related to changes in accounting interpretations;
•	consequences of foreign currency exchange;
•	risks associated with operations located outside the United States; and
•

the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new federal healthcare laws, including the Affordable Care Act, the rules and regulations promulgated thereunder, any executive or regulatory action with respect thereto, and any changes with respect to any of the foregoing in the 115th Congress, including, without limitation, efforts to “repeal and replace” such laws.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 29 of our Annual Report on Form 10-K for the year ended December 31, 2016.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$60,637	$61,520
Trade receivables, net of allowance for doubtful accounts of $3,449 and $2,550 (including related parties of $2,652 and $7,357)	70,781	65,072
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,183	4,870
Total current assets	137,601	131,462
Property and equipment, net of accumulated depreciation of $178,680 and $204,343	56,837	55,368
Intangible assets subject to amortization, net of accumulated amortization of $84,553 and $81,770 (including related parties of $10,437 and $11,598)	27,437	13,120
Intangible assets not subject to amortization	220,701	220,701
Goodwill	69,316	50,081
Deferred income taxes	36,558	44,677
Other assets	4,594	2,512
Total assets	$553,044	$517,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$3,750
Accounts payable and accrued expenses (including related parties of $4,114 and $3,886)	47,183	30,810
Total current liabilities	50,933	34,560
Long-term debt, less current maturities, net of unamortized debt issuance costs of $2,034 and $2,365	285,153	286,697
Other long-term liabilities	27,132	13,208
Total liabilities	363,218	334,465

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2017 66,133,006; 2016 65,886,256	7	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2017 and 2016 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2017 and 2016 9,352,729	1	1
Additional paid-in capital	901,806	904,867
Accumulated deficit	(709,910)	(718,444)
Accumulated other comprehensive income (loss)	(2,080)	(2,977)
Total stockholders' equity	189,826	183,456
Total liabilities and stockholders' equity	$553,044	$517,921

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net revenue	$70,509	$64,829	$128,019	$122,942

Expenses:
Cost of revenue - digital media	8,762	2,373	10,514	4,212
Direct operating expenses (including related parties of $2,392, $2,536, $4,712 and $4,847) (including non-cash stock-based compensation of $307, $300, $530 and $621)	29,915	28,538	57,007	56,103
Selling, general and administrative expenses	12,030	11,410	23,230	22,845
Corporate expenses (including non-cash stock-based compensation of $778, $644, $1,530 and $1,269)	5,619	5,293	11,486	10,897
Depreciation and amortization (includes direct operating of $2,398, $2,294, $4,604 and $4,749; selling, general and administrative of $1,849, $1,230, $2,865 and $2,429; and corporate of $329, $361, $654 and $734) (including related parties of $580, $580, $1,161 and $1,160)	4,577	3,885	8,123	7,912
Foreign currency (gain) loss	351	-	351	-
	61,254	51,499	110,711	101,969
Operating income	9,255	13,330	17,308	20,973
Interest expense	(3,683)	(3,859)	(7,328)	(7,725)
Interest income	110	118	219	125
Income before income taxes	5,682	9,589	10,199	13,373
Income tax expense	(2,119)	(3,872)	(4,018)	(5,386)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	3,563	5,717	6,181	7,987
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(68)	-	(68)	-
Net income	$3,495	$5,717	$6,113	$7,987

Basic and diluted earnings per share:
Net income per share, basic and diluted	$0.04	$0.06	$0.07	$0.09

Cash dividends declared per common share	$0.03	$0.03	$0.06	$0.06

Weighted average common shares outstanding, basic	90,354,982	89,134,412	90,296,057	89,015,934
Weighted average common shares outstanding, diluted	92,033,111	91,140,596	91,897,150	91,036,353

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net income	$3,495	$5,717	$6,113	$7,987
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	61	-	61	-
Change in fair value of interest rate swap agreements	283	86	836	(546)
Total other comprehensive income (loss)	344	86	897	(546)
Comprehensive income	$3,839	$5,803	$7,010	$7,441

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$6,113	$7,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,123	7,912
Deferred income taxes	3,428	4,922
Amortization of debt issue costs	369	384
Amortization of syndication contracts	218	190
Payments on syndication contracts	(215)	(183)
Equity in net income (loss) of nonconsolidated affiliate	68	-
Non-cash stock-based compensation	2,060	1,890
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	13,581	5,583
(Increase) decrease in prepaid expenses and other assets	(1,447)	(383)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(8,992)	(3,876)
Net cash provided by operating activities	23,306	24,426
Cash flows from investing activities:
Purchases of short-term investments	-	(30,000)
Purchases of property and equipment and intangibles	(7,296)	(4,745)
Purchases of investments	(2,200)	-
Deposits on acquisitions	(190)	-
Purchase of a business, net of cash acquired	(7,489)	-
Net cash used in investing activities	(17,175)	(34,745)
Cash flows from financing activities:
Proceeds from stock option exercises	526	1,270
Payments on long-term debt	(1,875)	(1,875)
Dividends paid	(5,647)	(5,569)
Net cash used in financing activities	(6,996)	(6,174)
Effect of exchange rates on cash and cash equivalents	(18)	-
Net increase (decrease) in cash and cash equivalents	(883)	(16,493)
Cash and cash equivalents:
Beginning	61,520	47,924
Ending	60,637	31,431

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	6,959	7,341
Income taxes	590	464

Supplemental disclosures of non-cash operating, investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$579	$654
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$18,300	$-

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading global media company that reaches and engages U.S. Hispanics across acculturation levels and media channels as well as consumers located primarily in Mexico and other markets in Latin America. The Company’s expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of June 30, 2017, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting, and digital media.

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue for contracts with advertising agencies is recorded at an amount that is net of the commission retained by the agency. Revenue from contracts directly with the advertisers is recorded as gross revenue and the related commission or national representation fee is recorded in operating expense. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided. Digital revenue is recognized when display or other digital advertisements record impressions on the websites of the Company’s third-party publishers or as the advertiser’s performance goals are delivered.

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

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising on the Company’s Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2017 and 2016, the amount the Company paid Univision in this capacity was $2.4 million and $2.5 million, respectively. During the six-month periods ended June 30, 2017 and 2016, the amount the Company paid Univision in this capacity was $4.7 million and $4.8 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which give the Company the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television stations for a term of six years, expiring in December 2014, which Univision and the Company have extended through August 31, 2017. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. The Company has entered into multiple short-term extensions of the proxy agreement since its December 2014 expiration, and it is the Company’s current intention to negotiate with Univision one or more further extensions of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. As of June 30, 2017, the amount due to the Company from Univision was $2.7 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $1.1 million and $0.9 million for the three-month periods ended June 30, 2017 and 2016, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $2.1 million and $1.9 million for the six-month periods ended June 30, 2017 and 2016, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of June 30, 2017, there was approximately $0.1 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Six-Month Period
	Ended June 30, 2017
	Number Granted	Weighted-Average Fair Value
Restricted stock units	61	$5.75

As of June 30, 2017, there was approximately $3.9 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.4 years.

Certain of the Company’s management-level employees were granted performance stock units that are contingent upon achievement of specified pre-established performance goals over the performance period, which is fiscal year 2017, and vesting over a period of three years, subject to the recipient's continued service with the Company. The performance goals are based on achievement of net revenue and/or EBITDA goals. Depending on the outcome of the performance goals, the recipient may ultimately earn performance restricted stock units between 0% and 200% of the number of performance restricted stock units granted. For the three- and six-month periods ended June 30, 2017, there was no share-based compensation expense related to performance restricted stock units.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Basic earnings per share:
Numerator:
Net income	$3,495	$5,717	$6,113	$7,987

Denominator:
Weighted average common shares outstanding	90,354,982	89,134,412	90,296,057	89,015,934

Per share:
Net income per share	$0.04	$0.06	$0.07	$0.09

Diluted earnings per share:
Numerator:
Net income	$3,495	$5,717	$6,113	$7,987

Denominator:
Weighted average common shares outstanding	90,354,982	89,134,412	90,296,057	89,015,934
Dilutive securities:
Stock options and restricted stock units	1,678,129	2,006,184	1,601,093	2,020,419
Diluted shares outstanding	92,033,111	91,140,596	91,897,150	91,036,353

Per share:
Net income per share	$0.04	$0.06	$0.07	$0.09

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three- and six-month periods ended June 30, 2017, a total of 30,584 and 16,880 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares. For the three- and six-month period ended June 30, 2016, a total of 28,997 and 42,486 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Treasury Stock

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets.

During the period ended June 30, 2017, the Company had a stock repurchase program, authorized by the Board of Directors, to repurchase up to $20 million of the Company’s outstanding common stock. The Company did not repurchase any shares during the three-month period ended June 30, 2017. As of June 30, 2017, the Company repurchased to date a total of approximately 2.5 million shares of Class A common stock at an average price of $5.08, for an aggregate purchase price of approximately $12.5 million, since the beginning of that program. All such repurchased shares were retired as of December 31, 2014. See Note 6 to the Notes to the Consolidated Financial Statements.

Investments

During the first quarter of 2016, the Company entered into an agreement with a financial institution to purchase a six-month certificate of deposit (the “CD”) for $30.0 million, which was recorded in “Short-term investments” on the consolidated balance sheets during the term of the CD.  The CD matured during the third quarter of 2016 and the funds returned to “Cash and cash equivalents” on the consolidated balance sheet.

The Company made an investment in Chanclazo Studios, Inc. (“Chanclazo”), a digital production studio that creates and distributes short and long form 3D animation, virtual reality and augmented reality content for Hispanic audiences.  The net investment in Chanclazo totals $1.0 million for a 12.5% ownership interest, as of June 30, 2017.   The investment was recorded in “Other assets” on the consolidated balance sheet and is accounted for using the cost method.

The Company made an investment in Cocina Vista, LLC (“Cocina”), a digital media company focused on Spanish and Latin American food and cooking in the United States, Spain and Latin America, during the second quarter of 2017. The net investment in Cocina totaled $1.7 million for a 34.35% ownership interest. The Company is required to make a second investment of $1.5 million, for a total ownership interest of 51%, if Cocina achieves certain EBITDA goals. The investment was recorded in "Other assets" on the consolidated balance sheet and is accounted for using the equity method.

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

The Company’s borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of June 30, 2017, the Company’s effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

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

The carrying amount of the Term Loan B Facility as of June 30, 2017 was $288.9 million, net of $2.0 million of unamortized debt issuance costs. The estimated fair value of the Term Loan B Facility as of June 30, 2017 was $290.9 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

Derivative Instruments

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month periods ended June 30, 2017 and 2016 was a gain of $0.3 million and $0.1 million, net of tax, respectively, and was included in other comprehensive income (loss).  The change in fair value of the interest rate swap agreements for the six-month periods ended June 30, 2017 and 2016 was a gain of $0.8 million and a loss of $0.5 million, net of tax, respectively, and was included in other comprehensive income (loss). The Company paid $0.7 million of interest related to the interest rate swap agreements for the three-month period ended June 30, 2017. The Company paid $1.6 million of interest related to the interest rate swap agreements for the six-month period ended June 30, 2017. As of June 30, 2017, the Company estimates that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of June 30, 2017 was $3.4 million and was recorded in "Other long-term liabilities" on the consolidated balance sheets.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	June 30, 2017
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$3.4	$-	$3.4	$-

	December 31, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$4.8	$-	$4.8	$-

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a roll-forward of accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2017 and 2016 (in millions):

	2017	2016
Accumulated other comprehensive loss as of January 1,	$(3.0)	$(4.1)
Foreign currency translation (gain) loss	0.1	-
Change in fair value of interest rate swap agreements	1.4	(0.9)
Income tax (expense) benefit	(0.6)	0.3
Other comprehensive income (loss), net of tax	0.9	(0.6)
Accumulated other comprehensive loss as of June 30,	$(2.1)	$(4.7)

Foreign Currency

The Company’s reporting currency is the U.S. dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with ASC Topic 830, “Foreign Currency Matters” and the related rate fluctuation on transactions is included in the consolidated statements of operations.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive (income) loss.

Cost of Revenue

The company incurs cost of revenue in its digital segment, which consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the period in which the corresponding revenue is recognized.

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

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to change the terms and conditions of a share-based payment award. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

Newly Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires companies to record excess tax benefits and tax deficiencies as a component of the provision for income taxes in the period in which they occur.  The Company has adopted the provisions of ASU 2016-09 on a modified retrospective basis as of January 1, 2017, which resulted in a cumulative-effect adjustment of $2.4 million to “Deferred income taxes” and “Total stockholders’ equity” on the consolidated balance sheets. Additionally, during the three-month period ended June 30, 2017, the Company recorded a benefit in income tax expense of $0.1 million due to the adoption of this new standard. During the six-month period ended June 30, 2017, the Company recorded a benefit in income tax expense of $0.2 million due to the adoption of this new standard.

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

The Company owns and operates a national sales representation division, Entravision Solutions, through which the Company sells advertisements and syndicates radio programming to more than 300 stations across the United States.

Digital Media

The Company owns and operates digital media operations, offering mobile, digital and other interactive media platforms and services on Internet-connected devices, including local websites and social media, that provide users with news information and other content.

On April 4, 2017, the Company completed the acquisition of 100% of the stock of several entities collectively doing business as Headway (“Headway”), a provider of mobile, programmatic, data and performance digital marketing solutions primarily in the United States, Mexico and other markets in Latin America. See Note 5 to the Notes to the Consolidated Financial Statements.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and foreign currency (gain) loss. The Company generated 15% and 8% of its revenue outside the United States during the three- and six-month periods ended June 30, 2017 and 2016, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2017	2016	Change	2017	2016	Change
Net revenue
Television	$37,764	$39,215	(4)%	$75,474	$75,780	(0)%
Radio	17,163	19,552	(12)%	32,882	36,436	(10)%
Digital	15,582	6,062	157%	19,663	10,726	83%
Consolidated	70,509	64,829	9%	128,019	122,942	4%

Cost of revenue - digital media	8,762	2,373	269%	10,514	4,212	150%

Direct operating expenses
Television	14,873	15,475	(4)%	29,627	30,509	(3)%
Radio	11,039	11,285	(2)%	22,056	22,226	(1)%
Digital	4,003	1,778	125%	5,324	3,368	58%
Consolidated	29,915	28,538	5%	57,007	56,103	2%

Selling, general and administrative expenses
Television	5,277	5,193	2%	10,728	10,639	1%
Radio	4,581	4,950	(7)%	9,285	9,838	(6)%
Digital	2,172	1,267	71%	3,217	2,368	36%
Consolidated	12,030	11,410	5%	23,230	22,845	2%

Depreciation and amortization
Television	2,500	2,705	(8)%	4,963	5,572	(11)%
Radio	662	842	(21)%	1,388	1,632	(15)%
Digital	1,415	338	319%	1,772	708	150%
Consolidated	4,577	3,885	18%	8,123	7,912	3%

Segment operating profit (loss)
Television	15,114	15,842	(5)%	30,156	29,060	4%
Radio	881	2,475	(64)%	153	2,740	(94)%
Digital	(770)	306	*	(1,164)	70	*
Consolidated	15,225	18,623	(18)%	29,145	31,870	(9)%

Corporate expenses	5,619	5,293	6%	11,486	10,897	5%
Foreign currency transaction (gain) loss	351	-	*	351	-	*
Operating income (loss)	9,255	13,330	(31)%	17,308	20,973	(17)%

Interest expense	$(3,683)	$(3,859)	(5)%	$(7,328)	$(7,725)	(5)%
Interest income	110	118	(7)%	219	125	75%
Income before income taxes	5,682	9,589	(41)%	10,199	13,373	(24)%

Capital expenditures
Television	$4,985	$1,138		$5,952	$2,558
Radio	575	1,061		843	1,832
Digital	4	147		13	196
Consolidated	$5,564	$2,346		$6,808	$4,586

	June 30,	December 31,
Total assets	2017	2016
Television	349,140	363,852
Radio	126,177	129,825
Digital	77,727	24,244
Consolidated	$553,044	$517,921

*	Percentage not meaningful.

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

5. ACQUISITION

On April 4, 2017, the Company completed the acquisition of 100% of the stock of several entities collectively doing business as Headway, a provider of mobile, programmatic, data and performance digital marketing solutions primarily in the United States, Mexico and other markets in Latin America. The Company acquired Headway in order to acquire additional digital media platforms that the Company believes will enhance its offerings to the U.S. Hispanic marketplace as well as expand the Company’s international footprint. The transaction was funded from the Company’s cash on hand, for an aggregate cash consideration of $7.5 million, net of $4.5 million of cash acquired, and contingent consideration with a fair value of $18.3 million as of the acquisition date.

The following is a summary of the initial purchase price allocation for the Company’s acquisition of Headway (unaudited; in millions):

Accounts receivable	$18.9
Intangible assets subject to amortization	17.1
Goodwill	19.2
Current liabilities	(22.8)
Deferred Tax	(6.6)

The acquisition of Headway includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Headway based upon the achievement of certain annual performance benchmarks over a three-year period. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the three-year period is between $0 and $31.5 million. The fair value of the contingent consideration recognized on the acquisition date of $18.3 million was estimated by applying the real options approach.  The agreement also includes a payment of approximately $2.0 million to certain key employees if they remain with the Company for a period of 18 months, which will be treated as post acquisition compensation expense and accrued as earned.

The fair value of the assets acquired includes trade receivables of $18.9 million. The gross amount due under contract is $20.0 million, of which $1.1 million is expected to be uncollectable.

During the three- and six-month periods ended June 30, 2017, Headway generated net revenue of $11.0 million and a net loss of $0.5 million, which are included in the Consolidated Statements of Operations.

The goodwill, which is expected to be deductible for tax purposes, is assigned to the digital media segment and is attributable to Headway’s workforce and expected synergies from combining Headway’s operations with those of the Company.  The changes in the carrying amount of goodwill for each of the Company’s operating segments for the six-month period ended June 30, 2017 are as follows (in thousands):

	December 31,		June 30,
	2016	Acquisition	2017
Television	$35,912	$-	$35,912
Digital	14,169	19,235	33,404
Consolidated	$50,081	$19,235	$69,316

The fair value of the acquired intangible assets and contingent consideration is provisional pending receipt of the final valuations for those assets.

Pro Forma Results

The following unaudited pro forma information for the three- and six-month periods ended June 30, 2017 and 2016, has been prepared to give effect to the acquisition of Headway as if the acquisition had occurred on January 1, 2016. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Pro Forma:
Total revenue	$70,509	$64,829	$128,019	$122,942
Net income (loss)	$3,499	$5,717	$6,113	$7,987

Basic and diluted earnings per share:
Net income per share, basic and diluted	$0.04	$0.06	$0.07	$0.09

Weighted average common shares outstanding, basic	90,354,982	89,134,412	90,296,057	89,015,934
Weighted average common shares outstanding, diluted	92,033,111	91,140,596	91,897,150	91,036,353

The unaudited pro forma information for the six-month periods ended June 30, 2017 and 2016, was adjusted to exclude acquisition fees and costs of $0.5 million in 2017 and $0 in 2016, which were expensed in connection with the acquisition.

6. SUBSEQUENT EVENTS

FCC Auction for Broadcast Spectrum

On July 21, 2017, the Company received proceeds of $263.6 million related to its participation in the FCC auction for broadcast spectrum. The proceeds of the auction reflect the FCC’s acceptance of one or more bids placed by the Company during the auction to modify and/or relinquish spectrum usage rights for certain of the Company’s television stations. The Company does not expect that the modification and/or relinquishment of the spectrum usage rights will result in material changes in the operations or results of the Company. The proceeds of the auction were deposited into the account of a “qualified intermediary” to comply with Internal Revenue Code Section 1031 requirements to execute a like kind exchange.

In July 2017, the Company used a portion of the proceeds to make an initial payment of $16.3 million in conjunction with the relocation of the Company’s television station, WJAL-TV, from Hagerstown, Maryland to Washington, D.C.  An additional $16.3 million will be paid upon completion of the relocation, which is subject to FCC approval.

Acquisition of Television Stations KMIR-TV and KPSE-LD

On July 20, 2017, the Company entered into an agreement with OTA Broadcasting (PSP), LLC to acquire television stations KMIR-TV, the local NBC affiliate, and KPSE-LD, the local MyNetworkTV affiliate, serving the Palm Springs, California area, for an aggregate of $21 million.  The transaction, which is subject to customary closing conditions, including the prior consent of the FCC, is currently expected to close in the fourth quarter of 2017.

Share Repurchase Program

On July 13, 2017, the Board of Directors approved the repurchase of up to $15 million of the Company’s common stock.  Under the new share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. On the same date, the Board terminated the Company’s previous share repurchase program of up to $20 million of the Company’s common stock.

Amendment to 2013 Credit Facility

The Company entered into the First Amendment dated as of August 1, 2017 (the “Amendment”) to the 2013 Credit Agreement.  Pursuant to this Amendment, among other things, the Company is allowed to make certain restricted payments in an amount not to exceed $40,000,000, plus, for each anniversary of the effective date of the Amendment, an additional $20,000,000 so long as, in the case of restricted payments made in reliance on any such additional amounts, the total net leverage ratio would not exceed 5.5 to 1 after giving effect to the restricted payment.

The Amendment also makes certain technical and conforming changes to the terms of the 2013 Credit Agreement. All other provisions of the 2013 Credit Agreement remain in full force and effect unless expressly amended or modified pursuant to the Amendment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global media company that reaches and engages U.S. Hispanics across acculturation levels and media channels as well as consumers primarily in Mexico and other markets in Latin America. Our expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services.

We operate in three reportable segments, based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media. Our net revenue for the three-month period ended June 30, 2017 was $70.5 million. Of that amount, revenue attributed to our television segment accounted for approximately 54%, revenue attributed to our radio segment accounted for approximately 24% and revenue attributed to our digital segment accounted for approximately 22%.

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

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements that are entered into with MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when display or other digital advertisements record impressions on the websites of our third-party publishers or as the advertiser’s performance goals are delivered. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.), resulting from significant political advertising and, to a lesser degree, Congressional off-year elections (2018, 2022, etc.), resulting from increased political advertising, compared to other years.

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

Highlights

During the second quarter of 2017, we completed the acquisition of the business of Headway, a provider of mobile, programmatic, data and performance digital marketing solutions primarily in the United States, Mexico and other parts of Latin America. We acquired Headway in order to acquire additional digital media platforms that we believe will enhance our offerings to the U.S. Hispanic marketplace as well as expand our international footprint.

Net revenue in our television segment decreased to $37.8 million for the three-month period ended June 30, 2017 from $39.2 million for the three-month period ended June 30, 2016, a decrease of $1.4 million. The decrease was primarily due to a decrease in local revenue and a decrease in political advertising revenue, which was not material in 2017. We generated a total of $7.5 million in retransmission consent revenue for each of the three-month periods ended June 30, 2017 and 2016.

Net revenue in our radio segment decreased to $17.2 million for the three-month period ended June 30, 2017 from $19.6 million for the three-month period ended June 30, 2016, a decrease of $2.4 million. The decrease was primarily due to decreases in local and national advertising revenue, and a decrease in political advertising revenue, which was not material in 2017.

Net revenue in our digital segment increased to $15.6 million for the three-month period ended June 30, 2017 from $6.1 million for the three-month period ended June 30, 2016, an increase of $9.5 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to net revenue in prior periods. This increase was partially offset by a decrease in national revenue in our preexisting digital business driven by shifts in the digital advertising industry toward video advertising and the increased use of automated buying platforms, referred to in our industry as programmatic revenue.

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

Under the network affiliation agreements, Univision acts as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2017 and 2016, the amount we paid Univision in this capacity was $2.4 million and $2.5 million, respectively. During the six-month periods ended June 30, 2017 and 2016, the amount we paid Univision in this capacity was $4.7 million and $4.8 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, we entered into a proxy agreement with Univision pursuant to which we granted Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals for a term of six years, expiring in December 2014, which Univision and we have extended through August 31, 2017. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. We have entered into multiple short-term extensions of the proxy agreement since its December 2014 expiration, and it is our current intention to negotiate with Univision one or more further extensions of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. As of June 30, 2017, the amount due to us from Univision was $2.7 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

Univision currently owns approximately 10% of our common stock on a fully-converted basis. Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. As the holder of all of our issued and outstanding Class U common stock, so long as Univision holds a certain number of shares, the Company will not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate the Company or dispose of any interest in any FCC license for any of our Univision-affiliated television stations, among other things. Each share of Class U common stock is automatically convertible into one share of our Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 10, 2017.

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue for contracts with advertising agencies is recorded at an amount that is net of the commission retained by the agency. Revenue from contracts directly with the advertisers is recorded at gross revenue and the related commission or national representation fee is recorded in operating expense. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided. Digital revenue is recognized when display or other digital advertisements record impressions on the websites of our third-party publishers or as the advertiser’s performance goals are delivered.

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

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to change the terms and conditions of a share-based payment award. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

Three- and Six-Month Periods Ended June 30, 2017 and 2016

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2017 and 2016 (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2017	2016	Change	2017	2016	Change
Statements of Operations Data:
Net revenue	$70,509	$64,829	9%	$128,019	$122,942	4%
Cost of revenue - digital media	8,762	2,373	269%	10,514	4,212	150%
Direct operating expenses	29,915	28,538	5%	57,007	56,103	2%
Selling, general and administrative expenses	12,030	11,410	5%	23,230	22,845	2%
Corporate expenses	5,619	5,293	6%	11,486	10,897	5%
Depreciation and amortization	4,577	3,885	18%	8,123	7,912	3%
Foreign currency (gain) loss	351	-	*	351	-	*
	61,254	51,499	19%	110,711	101,969	9%
Operating income	9,255	13,330	(31)%	17,308	20,973	(17)%
Interest expense	(3,683)	(3,859)	(5)%	(7,328)	(7,725)	(5)%
Interest income	110	118	(7)%	219	125	75%
Income before income taxes	5,682	9,589	(41)%	10,199	13,373	(24)%
Income tax expense	(2,119)	(3,872)	(45)%	(4,018)	(5,386)	(25)%
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	3,563	5,717	(38)%	6,181	7,987	(23)%
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(68)	-	*	(68)	-	*
Net income	$3,495	$5,717	(39)%	$6,113	$7,987	(23)%

Other Data:
Capital expenditures	5,564	2,346		6,808	4,586
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				27,494	30,782
Net cash provided by operating activities				23,306	24,426
Net cash used in investing activities				(17,175)	(34,745)
Net cash used in financing activities				(6,996)	(6,174)

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.25 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of June 30): 2017, 4.1 to 1; 2016, 4.0 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Six-Month Period
	Ended June 30,
	2017	2016
Consolidated adjusted EBITDA (1)	$27,494	$30,782

Interest expense	(7,328)	(7,725)
Interest income	219	125
Income tax expense	(4,018)	(5,386)
Amortization of syndication contracts	(218)	(190)
Payments on syndication contracts	215	183
Equity in net income (loss) of nonconsolidated affiliate	(68)	-
Non-cash stock-based compensation included in direct operating expenses	(530)	(621)
Non-cash stock-based compensation included in corporate expenses	(1,530)	(1,269)
Depreciation and amortization	(8,123)	(7,912)
Net income	6,113	7,987
Depreciation and amortization	8,123	7,912
Deferred income taxes	3,428	4,922
Amortization of debt issue costs	369	384
Amortization of syndication contracts	218	190
Payments on syndication contracts	(215)	(183)
Equity in net income (loss) of nonconsolidated affiliate	68	-
Non-cash stock-based compensation	2,060	1,890
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	13,581	5,583
(Increase) decrease in prepaid expenses and other assets	(1,447)	(383)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(8,992)	(3,876)
Cash flows from operating activities	$23,306	$24,426

Consolidated Operations

Net Revenue. Net revenue increased to $70.5 million for the three-month period ended June 30, 2017 from $64.8 million for the three-month period ended June 30, 2016, an increase of $5.7 million. Of the overall increase, $9.5 million was attributable to our digital segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to net revenue in prior periods. The overall increase was partially offset by a decrease in our radio segment of $2.4 million due primarily to decreases in local and national advertising revenue, and a decrease in political advertising revenue, which was not material in 2017, and a decrease in our television segment of $1.4 million due primarily to a decrease in local revenue and a decrease in political advertising revenue, which was not material in 2017.

Net revenue increased to $128.0 million for the six-month period ended June 30, 2017 from $122.9 million for the six-month period ended June 30, 2016, an increase of $5.1 million. Of the overall increase, $9.0 million was attributable to our digital segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to net revenue in prior periods. The overall increase was partially offset by a decrease in our radio segment of $3.5 million due primarily to decreases in local and national advertising revenue, and a decrease in political advertising revenue, which was not material in 2017, and a decrease in our television segment of $0.3 million due primarily to a decrease in local revenue and a decrease in political advertising revenue, which was not material in 2017, partially offset by an increase in national advertising revenue and an increase in retransmission consent revenue.

We currently anticipate that for the full year 2017, net revenue will increase from digital media and retransmission consent revenue, whereas political advertising revenue will decrease compared to 2016. We will also benefit from the receipt in July 2017 of proceeds of approximately $263.6 million related to the FCC auction for broadcast spectrum.

Cost of revenue. Cost of revenue, which we recognize in our digital media segment, increased to $8.8 million for the three-month period ended June 30, 2017 from $2.4 million for the three-month period ended June 30, 2016, an increase of $6.4 million, primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to cost of revenue in prior periods.

Cost of revenue, which we recognize in our digital media segment, increased to $10.5 million for the six-month period ended June 30, 2017 from $4.2 million for the six-month period ended June 30, 2016, an increase of $6.3 million, primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to cost of revenue in prior periods.

Direct Operating Expenses. Direct operating expenses increased to $29.9 million for the three-month period ended June 30, 2017 from $28.5 million for the three-month period ended June 30, 2016, an increase of $1.4 million. Of the overall increase, $2.2 million was attributable to our digital segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to direct operating expenses in prior periods. The overall increase was partially offset by a decrease in our television segment of $0.6 million due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in expense for ratings services, and a decrease in our radio segment of $0.3 million due to a decrease in expenses associated with the decrease in advertising revenue. As a percentage of net revenue, direct operating expenses decreased to 42% for the three-month period ended June 30, 2017 from 44% for the three-month period ended June 30, 2016.

Direct operating expenses increased to $57.0 million for the six-month period ended June 30, 2017 from $56.1 million for the six-month period ended June 30, 2016, an increase of $0.9 million. Of the overall increase, $1.9 million was attributable to our digital segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to direct operating expenses in prior periods. The overall increase was partially offset by a decrease in our television segment of $0.9 million due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in expense for ratings services, and a decrease in our radio segment of $0.1 million due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 45% for the six-month period ended June 30, 2017 from 46% for the six-month period ended June 30, 2016.

We believe that direct operating expenses will increase during 2017 primarily as a result of the operations of Headway, which we acquired in April 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $12.0 million for the three-month period ended June 30, 2017 from $11.4 million for the three-month period ended June 30, 2016, an increase of $0.6 million. Of the overall increase, approximately $0.9 million was attributable to our digital segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to selling, general and administrative expenses in prior periods. Additionally, $0.1 million of the overall increase was attributable to our television segment and was primarily due to an increase in salary expense. The overall increase was partially offset by a decrease of $0.3 million in our radio segment due to decreases in event expense and bad debt expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 17% for the three-month period ended June 30, 2017 from 18% for the three-month period ended June 30, 2016.

Selling, general and administrative expenses increased to $23.2 million for the six-month period ended June 30, 2017 from $22.8 million for the six-month period ended June 30, 2016, an increase of $0.4 million. Of the overall increase, $0.8 million was attributable to our digital segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to selling, general and administrative expenses in prior periods. Additionally, approximately $0.1 million of the overall increase was attributable to our television segment and was primarily due to an increase in salary expense. The overall increase was partially offset by a decrease of $0.5 million in our radio segment due to decreases in event expense and bad debt expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 17% for the six-month period ended June 30, 2017 from 19% for the six-month period ended June 30, 2016.

We believe that selling, general and administrative expenses will increase during 2017 primarily as a result of the operations of Headway, which we acquired in April 2017.

Corporate Expenses. Corporate expenses increased to $5.6 million for the three-month period ended June 30, 2017 from $5.3 million for the three-month period ended June 30, 2016, an increase of $0.3 million. The increase was primarily due to an increase in salary expense and non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses remained constant at 8% for each of the three-month periods ended June 30, 2017 and 2016.

Corporate expenses increased to $11.5 million for the six-month period ended June 30, 2017 from $10.9 million for the six-month period ended June 30, 2016, an increase of $0.6 million. The increase was primarily due to legal and financial due diligence costs related to the Headway acquisition and non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses remained constant at 9% for each of the six-month periods ended June 30, 2017 and 2016.

We believe that corporate expenses will be constant during 2017 compared to 2016.

Depreciation and Amortization. Depreciation and amortization increased to $4.6 million for the three-month period ended June 30, 2017 from $3.9 million for the three-month period ended June 30, 2016, an increase of $0.7 million. The increase was primarily due to amortization on the intangible assets from the Headway acquisition partially offset by a decrease in depreciation as certain assets are now fully depreciated.

Depreciation and amortization increased to $8.1 million for the six-month period ended June 30, 2017 from $7.9 million for the six-month period ended June 30, 2016, an increase of $0.2 million. The increase was primarily due to amortization on the intangible assets from the Headway acquisition partially offset by a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $9.3 million for the three-month period ended June 30, 2017, compared to $13.3 million for the three-month period ended June 30, 2016. As a result of the above factors, operating income was $17.3 million for the six-month period ended June 30, 2017, compared to $21.0 million for the six-month period ended June 30, 2016.

Interest Expense, net. Interest expense, net decreased to $3.6 million for the three-month period ended June 30, 2017 from $3.7 million for the three-month period ended June 30, 2016, a decrease of $0.1 million. This decrease was primarily due to the loan principal prepayment during the fourth quarter of 2016.

Interest expense, net decreased to $7.1 million for the six-month period ended June 30, 2017 from $7.6 million for the six-month period ended June 30, 2016, a decrease of $0.5 million. This decrease was primarily due to the loan principal prepayment during the fourth quarter of 2016.

Income Tax Expense.  Income tax expense for the six-month period ended June 30, 2017 was $4.0 million, or 39% of our pre-tax income. Income tax expense for the six-month period ended June 30, 2016 was $5.4 million, or 40% of our pre-tax income.

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $37.8 million for the three-month period ended June 30, 2017 from $39.2 million for the three-month period ended June 30, 2016, a decrease of $1.4 million. The decrease was primarily due to a decrease in local revenue and a decrease in political advertising revenue, which was not material in 2017. We generated a total of $7.5 million in retransmission consent revenue for each of the three-month periods ended June 30, 2017 and 2016.

Net revenue in our television segment decreased to $75.5 million for the six-month period ended June 30, 2017 from $75.8 million for the six-month period ended June 30, 2016, a decrease of $0.3 million. The decrease was primarily due to a decrease in local revenue and a decrease in political advertising revenue, which was not material in 2017, partially offset by an increase in national advertising revenue and an increase in retransmission consent revenue. We generated a total of $15.4 million and $14.9 million in retransmission consent revenue for the six-month periods ended June 30, 2017 and 2016, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $14.9 million for the three-month period ended June 30, 2017 from $15.5 million for the three-month period ended June 30, 2016, a decrease of $0.6 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in advertising revenue and a decrease in expense for ratings services.

Direct operating expenses in our television segment decreased to $29.6 million for the six-month period ended June 30, 2017 from $30.5 million for the six-month period ended June 30, 2016, a decrease of $0.9 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in advertising revenue and a decrease in expense for ratings services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.3 million for the three-month period ended June 30, 2017 from $5.2 million for the three-month period ended June 30, 2016, an increase of $0.1 million. The increase was primarily due to an increase in salary expense.

Selling, general and administrative expenses in our television segment increased to $10.7 million for the six-month period ended June 30, 2017 from $10.6 million for the six-month period ended June 30, 2016, an increase of $0.1 million. The increase was primarily due to an increase in salary expense.

Radio

Net Revenue.  Net revenue in our radio segment decreased to $17.2 million for the three-month period ended June 30, 2017 from $19.6 million for the three-month period ended June 30, 2016, a decrease of $2.4 million. The decrease was primarily due to decreases in local and national advertising revenue, and a decrease in political advertising revenue, which was not material in 2017.

Net revenue in our radio segment decreased to $32.9 million for the six-month period ended June 30, 2017 from $36.4 million for the six-month period ended June 30, 2016, a decrease of $3.5 million. The decrease was primarily due to decreases in local and national advertising revenue, and a decrease in political advertising revenue, which was not material in 2017.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $11.0 million for the three-month period ended June 30, 2017 from $11.3 million for the three-month period ended June 30, 2016, a decrease of $0.3 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue.

Direct operating expenses in our radio segment decreased to $22.1 million for the six-month period ended June 30, 2017 from $22.2 million for the six-month period ended June 30, 2016, a decrease of $0.1 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.6 million for the three-month period ended June 30, 2017 from $5.0 million for the three-month period ended June 30, 2016, a decrease of $0.4 million. The decrease was primarily due to decreases in event expense and bad debt expense.

Selling, general and administrative expenses in our radio segment decreased to $9.3 million for the six-month period ended June 30, 2017 from $9.8 million for the six-month period ended June 30, 2016, a decrease of $0.5 million. The decrease was primarily due to decreases in event expense and bad debt expense.

Digital

Net Revenue.  Net revenue in our digital segment increased to $15.6 million for the three-month period ended June 30, 2017 from $6.1 million for the three-month period ended June 30, 2016, an increase of $9.5 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods.  This increase was partially offset by a decrease in national revenue in our preexisting digital business, driven by shifts in the digital advertising industry toward video advertising and the increased use of automated buying platforms, referred to in our industry as programmatic revenue.  The digital advertising industry is dynamic and undergoing rapid change, which includes the current shift toward programmatic revenue. We anticipate that this trend will continue in the digital advertising industry and that other trends may emerge, requiring us to respond to changing consumer demands.

Net revenue in our digital segment increased to $19.7 million for the six-month period ended June 30, 2017 from $10.7 million for the six-month period ended June 30, 2016, an increase of $9.0 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to results of operations in prior periods.  This increase was partially offset by a decrease in national revenue in our preexisting digital business, driven by shifts in the digital advertising industry toward video advertising and the increased use of automated buying platforms, referred to in our industry as programmatic revenue.  The digital advertising industry is dynamic and undergoing rapid change, which includes the current shift toward programmatic revenue. We anticipate that this trend will continue in the digital advertising industry and that other trends may emerge, requiring us to respond to changing consumer demands.

Cost of revenue.  Cost of revenue in our digital segment increased to $8.8 million for the three-month period ended June 30, 2017 from $2.4 million for the three month period ended June 30, 2016, an increase of $6.4 million.  This increase was due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods.  Cost of revenue in our preexisting digital business was constant.  Because of third party media costs, our margins tend to be smaller in our digital media segment than in our other broadcast segments. As a percentage of net revenue, cost of revenue increased to 56% for the three-month period ended June 30, 2017 from 39% for the three-month period ended June 30, 2016. The increase in cost of revenue as a percentage of digital revenue was primarily due to the acquisition of Headway and a higher percentage of programmatic revenue in our preexisting digital business. Because of the high volume and relative efficiencies of these programmatic platforms, the margins tend to be lower.

Cost of revenue in our digital segment increased to $10.5 million for the six-month period ended June 30, 2017 from $4.2 million for the six-month period ended June 30, 2016, an increase of $6.3 million.  This increase was due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods.  Cost of revenue in our preexisting digital business was constant. Because of third party media costs, our margins tend to be smaller in our digital media segment than in our other broadcast segments. As a percentage of net revenue, cost of revenue increased to 53% for the six-month period ended June 30, 2017 from 39% for the six-month period ended June 30, 2016. The increase in cost of revenue as a percentage of digital revenue was primarily due to the acquisition of Headway and a higher percentage of programmatic revenue in our preexisting digital business. Because of the high volume and relative efficiencies of these programmatic platforms, the margins tend to be lower.

Direct operating expenses. Direct operating expenses in our digital segment increased to $4.0 million for the three-month period ended June 30, 2017 from $1.8 million for the three month period ended June 30, 2016, an increase of $2.2 million.  The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods, partially offset by a decrease in our preexisting digital business due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Direct operating expenses in our digital segment increased to $5.3 million for the six-month period ended June 30, 2017 from $3.4 million for the six month period ended June 30, 2016, an increase of $1.9 million.  The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods, partially offset by a decrease in our preexisting digital business due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $2.2 million for the three-month period ended June 30, 2017 from $1.3 million for the three-month period ended June 30, 2016, an increase of $0.9 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods, partially offset by a decrease in our preexisting digital business due to a decrease in salary expense.

Selling, general and administrative expenses in our digital segment increased to $3.2 million for the six-month period ended June 30, 2017 from $2.4 million for the six-month period ended June 30, 2016, an increase of $0.8 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods, partially offset by a decrease in our preexisting digital business due to a decrease in salary expense.

Liquidity and Capital Resources

We had net income of approximately $20.4 million, $25.6 million, and $27.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We had positive cash flow from operations of $57.3 million, $62.3 million and $54.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. We generated cash flow from operations of $23.3 million for the six-month period ended June 30, 2017 and we expect to have positive cash flow from operations for the full 2017 fiscal year.  We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that cash flows from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months and for the foreseeable future.

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

Our borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of June 30, 2017, our effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on the Term Loan B Maturity Date, which is May 31, 2020 and the Revolving Credit Facility expires on the Revolving Loan Maturity Date, which is May 31, 2018.

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

In each of December 2014, 2015 and 2016, we made a prepayment of $20.0 million, to reduce the amount of loans then outstanding under our Term Loan B Facility.

Amendment to 2013 Credit Facility

Effective August 1, 2017, we entered into the First Amendment dated as of August 1, 2017 (the “Amendment”) to the 2013 Credit Agreement.  Pursuant to this Amendment, among other things, we are allowed to make certain restricted payments in an amount not to exceed $40,000,000, plus, for each anniversary of the effective date of the Amendment, an additional $20,000,000 so long as, in the case of restricted payments made in reliance on any such additional amounts, the total net leverage ratio would not exceed 5.5 to 1 after giving effect to the restricted payment.

The Amendment also makes certain technical and conforming changes to the terms of the 2013 Credit Agreement. All other provisions of the 2013 Credit Agreement remain in full force and effect unless expressly amended or modified pursuant to the Amendment.

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

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended June 30, 2017 was a gain of $0.3 million, net of tax, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the six-month period ended June 30, 2017 was a gain of $0.8 million, net of tax, and was included in other comprehensive income (loss). We paid $0.7 million of interest related to the interest rate swap agreements for the three-month period ended June 30, 2017. We paid $1.6 million of interest related to the interest rate swap agreements for the six-month period ended June 30, 2017. As of June 30, 2017, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

Share Repurchase Program

On July 13, 2017, our Board of Directors approved a share repurchase of up to $15 million of our common stock.  Under the new share repurchase program, we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. On the same date, the Board terminated our previous share repurchase program of up to $20 million of our Company’s common stock. Under the previous program, we did not repurchase any shares during the three-month period ended June 30, 2017.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $27.5 million for the six-month period ended June 30, 2017 compared to $30.8 million for the six-month period ended June 30, 2016. As a percentage of net revenue, consolidated adjusted

EBITDA decreased to 21% for the six-month period ended June 30, 2017 compared to 25% for the six-month period ended June 30, 2016.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.25 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of June 30): 2017, 4.1 to 1; 2016, 4.0 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 26.

Cash Flow

Net cash flow provided by operating activities was $23.3 million for the six-month period ended June 30, 2017, compared to net cash flow provided by operating activities of $24.4 million for the six-month period ended June 30, 2016. We had net income of $6.1 million for the six-month period ended June 30, 2017, which was partially reduced by non-cash items, including depreciation and amortization expense of $8.1 million, deferred income taxes of $3.4 million, and non-cash stock-based compensation of $2.1 million. We had net income of $8.0 million for the six-month period ended June 30, 2016, which was partially reduced by non-cash items, including depreciation and amortization expense of $7.9 million, deferred income taxes of $4.9 million, and non-cash stock-based compensation of $1.9 million. We expect to have positive cash flow from operating activities for the full year 2017.

Net cash flow used in investing activities was $17.2 million for the six-month period ended June 30, 2017, compared to net cash flow used in investing activities of $34.7 million for the six-month period ended June 30, 2016. During the six-month period ended June 30, 2017, we purchased the business of Headway for $7.5 million, net of cash acquired, spent $7.3 million on net capital expenditures, spent $2.2 million on investments and made a deposit on a potential future acquisition of $0.2 million. During the six-month period ended June 30, 2016, we spent $4.8 million on net capital expenditures and we purchased a six-month certificate of deposit for $30.0 million. We anticipate that our capital expenditures will be approximately $13.0 million for the full year 2017. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $7.0 million for the six-month period ended June 30, 2017, compared to net cash flow used in financing activities of $6.2 million for the six-month period ended June 30, 2016. During the six-month period ended June 30, 2017, we made dividend payments of $5.6 million, debt repayments of principal in the amount of $1.9 million and received proceeds of $0.5 million related to the issuance of common stock upon the exercise of stock options. During the six-month period ended June 30, 2016, we made dividend payments of $5.6 million, debt repayments of principal in the amount of $1.9 million and received proceeds of $1.3 million related to the issuance of common stock upon the exercise of stock options.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B Facility. Under our 2013 Credit Facility, within two years from its commencement, we were required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, for at least half of the principal balance, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes. We are also exposed to market risk related to currency fluctuations in our international operations.

Interest Rates

As of June 30, 2017, we had $290.9 million of variable rate bank debt outstanding under our 2013 Credit Facility.  The debt bears interest at LIBOR plus a margin of 2.5%.  The LIBOR rate was 1.15%, higher than the 1.0% floor, resulting in an effective interest rate of 3.65% for the three-month period ended June 30, 2017. In the event LIBOR is below the floor rate we will still have to pay the floor rate plus the margin.  If LIBOR rises above the floor rate, we have to pay the prevailing LIBOR rate plus the margin (for the portion of the debt that is not hedged. See further discussion below).

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. Hypothetically, if LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2017 level, our annual interest expense under our term loan would increase, and cash flow from operations would decrease, by approximately $1.1 million, based on the outstanding balance of our term loan as of June 30, 2017.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended June 30, 2017, was a gain of $0.3 million, net of tax, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the six-month period ended June 30, 2017, was a gain of $0.8 million, net of tax, and was included in other comprehensive income (loss). We paid $0.7 million of interest related to the interest rate swap agreements for the three-month period ended June 30, 2017. We paid $1.6 million of interest related to the interest rate swap agreements for the six-month period ended June 30, 2017.As of June 30, 2017, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and arbitrary 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2017 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

As our operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international operations. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations historically have not had a material impact on our operating results and cash flows.

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

On May 1, 2017, we received a letter submitted by a stockholder asserting that one of the members of the Compensation Committee of the Board of Directors does not qualify as an “outside director” under Section 162(m) of the Internal Revenue Code.  The letter requests that we take certain actions to remedy the alleged noncompliance with Section 162(m).  The Nominating and Corporate Governance Committee (“NCG”), with the assistance of independent counsel, conducted a thorough review of the issues raised by the stockholder and concluded that the Company had complied in all respects with Section 162(m) and recommended that the Board of Directors not pursue a claim.  The Board of Directors accepted the recommendation of the NCG.

ITEM 1A.	RISK FACTORS

We expect to experience certain risk factors in our overseas operations, which risks may increase if and as our overseas operations expand.

Our digital media segment engages in business operations in Mexico and other Latin American countries. We are subject to certain risks inherent in business operations outside the United States. These risks include but are not limited to geopolitical concerns, local politics, governmental instability, socioeconomic disparities, high inflation and hyper-inflation currency fluctuations, currency exchange controls, restrictions on repatriating foreign-derived profits to the United States, inflation, local regulatory compliance, punitive tariffs, unstable local tax policies, trade embargoes, import and export license requirements, trade restrictions, greater difficulty collecting accounts receivable, unfamiliarity with local laws and regulations, differing legal standards in enforcing or defending our rights in courts or otherwise, the possibility of less favorable intellectual property protection than is provided in the United States, changes in labor conditions, difficulties in staffing and managing international operations, difficulties in finding personnel locally who are capable of complying with the requirements of reporting by a U.S. reporting company, and other cultural differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross domestic product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions, and in many other respects.

We expect to experience fluctuations in foreign exchange rates in our overseas operations, which may increase if and as our overseas operations expand.

Our digital media segment engages in business operations involving a wide range of currencies.

Our consolidated financial statements of our operations outside the United States will be translated into U.S. Dollars at the average exchange rates in each applicable period. To the extent that the U.S. Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions will result in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent that the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income for our international operations.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign operations into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of financial statements into U.S. Dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we may have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.

Some of the countries in which our digital media segment operates, including Mexico, Argentina and Brazil, have experienced significant and sometimes sudden devaluations of their currency over time, which could magnify these fluctuations, should they happen again in the future. Some of the countries in which our digital media segment operates, including Mexico, Argentina and Brazil, have experienced hyper-inflation in the past, which could magnify socioeconomic, geopolitical or financial uncertainties that could affect our operations in such countries.

Additionally, our digital media assets, liabilities, income and costs can change significantly by showing our foreign currency denominated assets and debts converted to amounts in U.S. Dollars, the currency in which we report, and these can also change when financial statements in foreign currencies from our overseas operations are converted to and presented in U.S. Dollars.

We have not entered into agreements or purchased instruments to hedge our exchange rate risks, and it is therefore possible for our consolidated results of operations, including our sales volume in foreign currencies, our cost of revenue in foreign currencies and other items, to be influenced if exchange rates change significantly in one or more of these currencies. While it is possible that we may engage in some exchange rate risk hedging in the future, the availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in certain countries, including some of the countries in which we operate. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new business, which would put us at a disadvantage. Although we intend to inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

We may have difficulty establishing adequate management, legal and financial controls in some of the countries in which we operate, which difficulties may increase if and as our overseas operations expand.

Certain of the countries in which we operate historically have been deficient in U.S.-style local management and internal financial reporting concepts and practices, as well as in modern banking and other control systems. We may have difficulty in hiring and retaining a sufficient number of locally-qualified employees to work in such countries who are capable of satisfying the obligations of a U.S. public reporting company. As a result of these factors, we may experience difficulty in establishing adequate management, legal and financial controls (including internal controls over financial reporting), collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices in such countries that meet U.S. standards as in effect from time to time.

We may be exposed to certain risks enforcing our legal rights generally in some of the countries in which we operate.

Unlike the United States, most of the countries in which we operate have a civil law system based on written statutes in which judicial decisions have limited precedential value. While we believe that all the countries in which we operate have enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, intellectual property, commerce, taxation and trade, our experience in interpreting and enforcing our rights under these laws and regulations is limited, and our future ability to enforce commercial claims or to resolve commercial disputes in any of these countries is therefore unpredictable. These matters may be subject to the exercise of considerable discretion by national, provincial or municipal governments, agencies and/or courts, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence their determination.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On July 13, 2017, our Board of Directors approved a share repurchase of up to $15 million of our common stock.  Under the new share repurchase program, we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. One the same date, the Board terminated our previous share repurchase program of up to $20 million of our Company’s common stock. Under the previous program, we did not repurchase any shares during the three-month period ended June 30, 2017.

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

Date: August 4, 2017

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