Form 10-Q
period 2017-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2017-11-09
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

Yes  ☐    No  ☒

As of November 7, 2017, there were 65,724,502 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016	3
	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016	4
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016	6
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38
ITEM 4.	CONTROLS AND PROCEDURES	39
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	40
ITEM 1A.	RISK FACTORS	40
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	40
ITEM 4.	MINE SAFETY DISCLOSURES	40
ITEM 5.	OTHER INFORMATION	40
ITEM 6.	EXHIBITS	41

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
•

the effect of proposed changes in broadcast transmission standards by the Advanced Television Systems Committee's 3.0 standard (ATSC 3.0), assuming they are adopted by the Federal Communications Commission, or FCC, that may impact our ability to monetize our spectrum assets

•

the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new federal healthcare laws, including the Affordable Care Act, the rules and regulations promulgated thereunder, any executive or regulatory action with respect thereto, and any changes with respect to any of the foregoing in the 115th Congress, including, without limitation, efforts to “repeal and replace” such laws.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 29 of our Annual Report on Form 10-K for the year ended December 31, 2016 and beginning on page 37 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$55,980	$61,520
Restricted cash	231,096	-
Trade receivables, net of allowance for doubtful accounts of $3,474 and $2,550 (including related parties of $3,973 and $7,357)	72,651	65,072
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,583	4,870
Total current assets	366,310	131,462
Property and equipment, net of accumulated depreciation of $178,237 and $204,343	56,606	55,368
Intangible assets subject to amortization, net of accumulated amortization of $86,300 and $81,770 (including related parties of $9,857 and $11,598)	25,691	13,120
Intangible assets not subject to amortization	241,298	220,701
Goodwill	69,042	50,081
Deferred income taxes	-	44,677
Other assets	5,474	2,512
Total assets	$764,421	$517,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,750	$3,750
Accounts payable and accrued expenses (including related parties of $3,780 and $3,886)	49,117	30,810
Total current liabilities	52,867	34,560
Long-term debt, less current maturities, net of unamortized debt issuance costs of $2,252 and $2,365	283,998	286,697
Other long-term liabilities	26,083	13,208
Deferred income taxes	59,720	-
Total liabilities	422,668	334,465

Commitments and contingencies (note 4)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2017 66,145,871; 2016 65,886,256	7	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2017 and 2016 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2017 and 2016 9,352,729	1	1
Additional paid-in capital	896,070	904,867
Accumulated deficit	(552,702)	(718,444)
Accumulated other comprehensive income (loss)	(1,625)	(2,977)
Total stockholders' equity	341,753	183,456
Total liabilities and stockholders' equity	$764,421	$517,921

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net revenue:
Revenue from advertising and retransmission consent	$70,612	$65,281	$198,631	$188,223
Revenue from spectrum usage rights	263,943	-	263,943	-
Total Net Revenue	334,555	65,281	462,574	188,223
Expenses:
Cost of revenue - television (spectrum usage rights)	12,131	-	12,131	-
Cost of revenue - digital media	9,910	2,281	20,424	6,493
Direct operating expenses (including related parties of $2,404, $2,580, $7,116 and $7,427) (including non-cash stock-based compensation of $276, $79, $806 and $700)	30,231	28,238	87,238	84,341
Selling, general and administrative expenses	12,813	11,949	36,043	34,794
Corporate expenses (including non-cash stock-based compensation of $813, $665, $2,343 and $1,934)	8,209	5,728	19,695	16,625
Depreciation and amortization (includes direct operating of $2,221, $2,240, $6,825 and $6,989; selling, general and administrative of $1,798, $1,234, $4,663 and $3,663; and corporate of $318, $338, $972 and $1,072) (including related parties of $580, $580, $1,741 and $1,740)	4,337	3,812	12,460	11,724
Foreign currency (gain) loss	(58)	-	293	-
	77,573	52,008	188,284	153,977
Operating income	256,982	13,273	274,290	34,246
Interest expense	(3,756)	(3,894)	(11,084)	(11,619)
Interest income	256	71	475	196
Income before income taxes	253,482	9,450	263,681	22,823
Income tax expense	(96,167)	(4,035)	(100,185)	(9,421)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	157,315	5,415	163,496	13,402
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(107)	-	(175)	-
Net income	$157,208	$5,415	$163,321	$13,402

Basic and diluted earnings per share:
Net income per share, basic	$1.74	$0.06	$1.81	$0.15
Net income per share, diluted	$1.71	$0.06	$1.78	$0.15

Cash dividends declared per common share	$0.05	$0.03	$0.11	$0.09

Weighted average common shares outstanding, basic	90,517,492	89,590,135	90,370,679	89,208,732
Weighted average common shares outstanding, diluted	92,161,108	91,489,975	91,985,946	91,188,958

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net income	$157,208	$5,415	$163,321	$13,402
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	4	-	65	-
Change in fair value of interest rate swap agreements	451	612	1,287	66
Total other comprehensive income (loss)	455	612	1,352	66
Comprehensive income	$157,663	$6,027	$164,673	$13,468

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$163,321	$13,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,460	11,724
Cost of revenue - television (spectrum usage rights)	12,131	-
Deferred income taxes	99,514	8,887
Amortization of debt issue costs	595	579
Amortization of syndication contracts	311	289
Payments on syndication contracts	(300)	(270)
Equity in net income (loss) of nonconsolidated affiliate	175	-
Non-cash stock-based compensation	3,149	2,634
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	12,790	5,804
(Increase) decrease in prepaid expenses and other assets	(1,830)	(952)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(8,862)	(3,192)
Net cash provided by operating activities	293,454	38,905
Cash flows from investing activities:
Purchases of short-term investments	-	(30,000)
Proceeds from maturity of short term investments	-	30,000
Purchases of property and equipment	(9,639)	(6,960)
Purchases of intangible assets	(32,588)	-
Purchases of investments	(2,200)	(250)
Deposits on acquisitions	(1,240)	-
Purchase of a business, net of cash acquired	(7,489)	-
Net cash used in investing activities	(53,156)	(7,210)
Cash flows from financing activities:
Net proceeds from stock option exercises	11	1,885
Payments on long-term debt	(2,813)	(2,813)
Dividends paid	(10,179)	(8,371)
Repurchase of Class A common stock	(1,778)	-
Net cash used in financing activities	(14,759)	(9,299)
Effect of exchange rates on cash, cash equivalents and restricted cash	17	-
Net increase (decrease) in cash, cash equivalents and restricted cash	225,556	22,396
Cash, cash equivalents and restricted cash:
Beginning	61,520	47,924
Ending	287,076	70,320

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	10,489	11,040
Income taxes	671	534

Supplemental disclosures of non-cash operating, investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$604	$775
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$18,026	$-

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading global media company that reaches and engages U.S. Hispanics across acculturation levels and media channels, as well as consumers located primarily in Mexico and other markets in Latin America. The Company’s expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of September 30, 2017, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting, and digital media. The television broadcasting segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets.

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

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate retransmission consent agreements for its Univision- and UniMás-affiliated television station signals.  Advertising related to carriage of the Company’s Univision- and UniMás-affiliated television station signals is recognized at the time of broadcast. See more details under “Related Party” below and Note 7 to Notes to Consolidated Financial Statements, “Subsequent Events”.

The Company also generates revenue from agreements associated with its television stations’ spectrum usage rights in order to accommodate the operations of telecommunications operators.  These agreements modify or relinquish the spectrum usage rights of the Company such that the spectrum can be utilized by telecommunications operators free from interference.  Revenue from such agreements is recognized when the Company has relinquished its permanent spectrum usage rights or has relinquished its rights to operate the station on the existing channel free from interference.

Restricted Cash

As of September 30, 2017, the Company’s balance sheet includes $231.1 million in restricted cash, which was deposited into the account of a qualified intermediary to comply with Internal Revenue Code Section 1031 requirements to execute a like-kind exchange.

Related Party

Substantially all of the Company’s stations are Univision- or UniMás-affiliated television stations. The Company’s network affiliation agreements, as amended, with Univision provide certain of its owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. These long-term affiliation agreements each expire in 2021, and can be renewed for multiple, successive two-year terms at Univision’s option, subject to the Company’s consent. Under the Univision network affiliation agreement, the Company retains the right to sell no less than four minutes per hour of the available advertising time on Univision’s primary network, subject to adjustment from time to time by Univision. Under the UniMás network affiliation agreement, the Company retains the right to sell approximately four and a half minutes per hour of the available advertising time on the UniMás network, subject to adjustment from time to time by Univision.

Under the network affiliation agreements, Univision acts as the Company’s exclusive sales representative for the sale of national advertising on the Company’s Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2017 and 2016, the amount the Company paid Univision in this capacity was $2.4 million and $2.6 million, respectively. During the nine-month periods ended September 30, 2017 and 2016, the amount the Company paid Univision in this capacity was $7.1 million and $7.4 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which give the Company the right through 2021 to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

In August 2008, the Company entered into a proxy agreement with Univision pursuant to which the Company granted Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television stations for a term of six years, expiring in December 2014, which Univision and the Company have extended through September 30, 2017. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors (“MVPDs”). The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. The Company has entered into multiple short-term extensions of the proxy agreement since its December 2014 expiration, and it is the Company’s current intention to negotiate with Univision one or more further extensions of the current proxy agreement or a new proxy agreement; however, no assurance can be given regarding the terms of any such extension or new agreement or that any such extension or new agreement will be entered into. As of September 30, 2017, the amount due to the Company from Univision was $4.0 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. See also Note 7 to Notes to Consolidated Financial Statements, “Subsequent Events”.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $1.1 million and $0.7 million for the three-month periods ended September 30, 2017 and 2016, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $3.1 million and $2.6 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of September 30, 2017, there was approximately $0.1 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Nine-month Period
	Ended September 30, 2017
	Number Granted	Weighted-Average Fair Value
Restricted stock units	61	$5.75

As of September 30, 2017, there was approximately $3.0 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.3 years.

Certain of the Company’s management-level employees were granted performance stock units that are contingent upon achievement of specified pre-established performance goals over the performance period, which is fiscal year 2017, and vesting over a period of three years, subject to the recipient's continued service with the Company. The performance goals are based on achievement of net revenue and/or EBITDA goals. Depending on the outcome of the performance goals, the recipient may ultimately earn performance restricted stock units between 0% and 200% of the number of performance restricted stock units granted. For the three- and nine-month periods ended September 30, 2017, there was no share-based compensation expense related to performance restricted stock units.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Basic earnings per share:
Numerator:
Net income	$157,208	$5,415	$163,321	$13,402

Denominator:
Weighted average common shares outstanding	90,517,492	89,590,135	90,370,679	89,208,732

Per share:
Net income per share	$1.74	$0.06	$1.81	$0.15

Diluted earnings per share:
Numerator:
Net income	$157,208	$5,415	$163,321	$13,402

Denominator:
Weighted average common shares outstanding	90,517,492	89,590,135	90,370,679	89,208,732
Dilutive securities:
Stock options and restricted stock units	1,643,616	1,899,840	1,615,267	1,980,226
Diluted shares outstanding	92,161,108	91,489,975	91,985,946	91,188,958

Per share:
Net income per share	$1.71	$0.06	$1.78	$0.15

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three- and nine-month periods ended September 30, 2017, a total of 277 and 11,346 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares. For the three- and nine-month periods ended September 30, 2016, a total of 509 and 14,331 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Treasury Stock

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets.

On July 13, 2017, the Board of Directors approved the repurchase of up to $15 million of the Company’s common stock.  Under this share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. On the same date, the Board terminated the Company’s previous share repurchase program of up to $20 million of the Company’s common stock.

The Company repurchased 0.3 million shares of Class A common stock at an average price of $5.62, for an aggregate purchase price of approximately $1.8 million, during the three-month period ended September 30, 2017. All such repurchased shares were retired as of September 30, 2017.

Investments

During the first quarter of 2016, the Company entered into an agreement with a financial institution to purchase a nine-month certificate of deposit (the “CD”) for $30.0 million, which was recorded in “Short-term investments” on the consolidated balance sheets during the term of the CD.  The CD matured during the third quarter of 2016 and the funds returned to “Cash and cash equivalents” on the consolidated balance sheet.

The Company made an investment in Chanclazo Studios, Inc. (“Chanclazo”), a digital production studio that creates and distributes short and long form 3D animation, virtual reality and augmented reality content for Hispanic audiences.  The net investment in Chanclazo totals $1.0 million for a 12.5% ownership interest, as of September 30, 2017.   The investment was recorded in “Other assets” on the consolidated balance sheet and is accounted for using the cost method.

The Company made an investment in Cocina Vista, LLC (“Cocina”), a digital media company focused on Spanish and Latin American food and cooking in the United States, Spain and Latin America, during the second quarter of 2017. The net investment in Cocina totaled $1.7 million for a 34.35% ownership interest. The Company is required to make a second investment of $1.5 million, for a total ownership interest of 51%, if Cocina achieves certain EBITDA goals. As of September 30, 2017, Cocina had not achieved those goals. The investment was recorded in “Other assets” on the consolidated balance sheet and is accounted for using the equity method.

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

The Company’s borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of September 30, 2017, the Company’s effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on May 31, 2020 (the “Term Loan B Maturity Date”) and the Revolving Credit Facility expires on May 31, 2018 (the “Revolving Loan Maturity Date”).

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

Effective August 1, 2017, the Company entered into the First Amendment (the “Amendment”) to the 2013 Credit Agreement.  Pursuant to this Amendment, among other things, the Company is allowed to make certain restricted payments in an amount not to exceed $40 million, plus, for each anniversary of the effective date of the Amendment, an additional $20 million so long as, in the case of restricted payments made in reliance on any such additional amounts, the total net leverage ratio would not exceed 5.5 to 1 after giving effect to the restricted payment.

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

The carrying amount of the Term Loan B Facility as of September 30, 2017 was $287.7 million, net of $2.3 million of unamortized debt issuance costs. The estimated fair value of the Term Loan B Facility as of September 30, 2017 was $290.0 million. The estimated fair value is calculated using an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

Derivative Instruments

The Company uses derivatives in the management of its interest rate risk with respect to its variable rate debt. The Company‘s strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

As required by the terms of the Company’s 2013 Credit Agreement, on December 16, 2013, the Company entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, the Company pays at a fixed rate and receives payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month periods ended September 30, 2017 and 2016 was a gain of $0.5 million and $0.6 million, net of tax, respectively, and was included in “Other comprehensive income (loss)”.  The change in fair value of the interest rate swap agreements for the nine-month periods ended September 30, 2017 and 2016 was a gain of $1.3 million and a gain of $0.1 million, net of tax, respectively, and was included in “Other comprehensive income (loss)”. The Company paid $0.7 million of interest related to the interest rate swap agreements for the three-month period ended September 30, 2017. The Company paid $2.2 million of interest related to the interest rate swap agreements for the nine-month period ended September 30, 2017. As of September 30, 2017, the Company estimates that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

The carrying amount of the interest rate swap agreements is recorded at fair value, including non-performance risk, when material. The fair value of each interest rate swap agreement is determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements.

The fair value of the interest rate swap liability as of September 30, 2017 was $2.7 million and was recorded in “Other long-term liabilities” on the consolidated balance sheets.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	September 30, 2017
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$2.7	$-	$2.7	$-

	December 31, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$4.8	$-	$4.8	$-

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a roll-forward of accumulated other comprehensive income (loss) for the nine-month periods ended September 30, 2017 and 2016 (in millions):

	2017	2016
Accumulated other comprehensive loss as of January 1,	$(3.0)	$(4.1)
Foreign currency translation (gain) loss	$0.1	$-
Change in fair value of interest rate swap agreements	$2.1	$0.1
Income tax (expense) benefit	$(0.8)	$-
Other comprehensive income (loss), net of tax	$1.4	$0.1
Accumulated other comprehensive loss as of September 30,	$(1.6)	$(4.0)

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

Cost of Revenue

The Company incurs cost of revenue in certain of its operations. In the digital media segment, cost of revenue consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the period in which the corresponding revenue is recognized.

In the television segment, cost of revenue consists primarily of the carrying value of spectrum usage rights surrendered in the FCC auction for broadcast spectrum.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations ; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers . The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards are effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2017. The Company currently expects to adopt the new revenue standards in its first quarter of 2018. Based on the Company’s evaluation performed to date, the Company believes that its revenues will not be materially impacted by the new guidance. Specifically, its television and radio spot advertising contracts are short-term in nature with transaction price consideration agreed upon in advance. The Company expects revenue will continue to be recognized when commercials are aired. Further, the Company expects that revenue earned under retransmission agreements will be recognized under the licensing of intellectual property guidance in the standard, which will not have a material change to its current revenue recognition. The Company will continue to evaluate the impact to its online digital media revenue.

The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company currently plans to adopt this ASU under the modified retrospective method.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires entities to use a current expected credit loss (“CECL”) model which is a new impairment model based on expected losses rather than incurred losses. Under this model an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of life-time expected credit losses upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to change the terms and conditions of a share-based payment award. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), to expand an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allow for a simplified approach for fair value hedging of interest rate risk. ASU 2017-12 eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, ASU 2017-12 simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. ASU 2017-12 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

Newly Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires companies to record excess tax benefits and tax deficiencies as a component of the provision for income taxes in the period in which they occur.  The Company has adopted the provisions of ASU 2016-09 on a modified retrospective basis as of January 1, 2017, which resulted in a cumulative-effect adjustment of $2.4 million to “Deferred income taxes” and “Total stockholders’ equity” on the consolidated balance sheets. Additionally, during the three-month period ended September 30, 2017, the Company recorded a benefit in income tax expense of $0.6 million due to the adoption of this new standard. During the nine-month period ended September 30, 2017, the Company recorded a benefit in income tax expense of $0.8 million due to the adoption of this new standard.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a Consensus of the FASB Emerging Issues Task Force to enhance and clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The objective is to reduce diversity in practice. The Company elected to early adopt the provisions of ASU 2016-18 in the third quarter of 2017, which caused $231.1 million of restricted cash to be included within end-of-period cash and cash equivalents on the statement of cash flows.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$56.0	$61.5
Restricted Cash	$231.1	$-
Cash, cash equivalents and restricted shown in the consolidated statements of cash flows	$287.1	$61.5

3. SEGMENT INFORMATION

The Company operates in three reportable segments, based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

Television Broadcasting

The Company owns and/or operates 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company generates revenue from advertising, retransmission consent agreements and the monetization of spectrum usage rights in these markets.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and foreign currency (gain) loss. The Company generated 3% and 5% of its revenue outside the United States during the three- and nine-month periods ended September 30, 2017, respectively. There were no significant sources of revenue generated outside the United States during the three- and nine-month periods ended September 30, 2016. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2017	2016	Change	2017	2016	Change
Net revenue
Revenue from advertising and retransmission consent
Television	$36,547	$40,363	(9)%	$112,021	$116,143	(4)%
Radio	16,934	19,169	(12)%	49,816	55,605	(10)%
Digital	17,131	5,749	198%	36,794	16,475	123%
Total	70,612	65,281	8%	198,631	188,223	6%

Revenue from spectrum usage rights	263,943	-	*	263,943	-	*

Consolidated	334,555	65,281	412%	462,574	188,223	146%

Cost of revenue - television (spectrum usage rights)	12,131	-	*	12,131	-	*
Cost of revenue - digital media	9,910	2,281	334%	20,424	6,493	215%

Direct operating expenses
Television	14,365	15,604	(8)%	43,992	46,113	(5)%
Radio	11,306	11,284	0%	33,362	33,510	(0)%
Digital	4,560	1,350	238%	9,884	4,718	109%
Consolidated	30,231	28,238	7%	87,238	84,341	3%

Selling, general and administrative expenses
Television	5,796	5,547	4%	16,524	16,186	2%
Radio	4,647	5,138	(10)%	13,932	14,976	(7)%
Digital	2,370	1,264	88%	5,587	3,632	54%
Consolidated	12,813	11,949	7%	36,043	34,794	4%

Depreciation and amortization
Television	2,489	2,614	(5)%	7,452	8,186	(9)%
Radio	648	847	(23)%	2,036	2,479	(18)%
Digital	1,200	351	242%	2,972	1,059	181%
Consolidated	4,337	3,812	14%	12,460	11,724	6%

Segment operating profit (loss)
Television	265,709	16,598	1,501%	295,865	45,658	548%
Radio	333	1,900	(82)%	486	4,640	(90)%
Digital	(909)	503	*	(2,073)	573	*
Consolidated	265,133	19,001	1,295%	294,278	50,871	478%

Corporate expenses	8,209	5,728	43%	19,695	16,625	18%
Foreign currency transaction (gain) loss	(58)	-	*	293	-	*
Operating income (loss)	256,982	13,273	1,836%	274,290	34,246	701%

Interest expense	$(3,756)	$(3,894)	(4)%	$(11,084)	$(11,619)	(5)%
Interest income	256	71	261%	475	196	142%
Income before income taxes	253,482	9,450	2,582%	263,681	22,823	1,055%

Capital expenditures
Television	$1,863	$1,641		$7,815	$4,199
Radio	453	660		1,296	2,492
Digital	50	35		63	231
Consolidated	$2,366	$2,336		$9,174	$6,922

	September 30,	December 31,
Total assets	2017	2016
Television	559,793	363,852
Radio	126,812	129,825
Digital	77,816	24,244
Consolidated	$764,421	$517,921

*	Percentage not meaningful.

4. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

5. ACQUISITION

On April 4, 2017, the Company completed the acquisition of 100% of the stock of Headway, a provider of mobile, programmatic, data and performance digital marketing solutions primarily in the United States, Mexico and other markets in Latin America. The Company acquired Headway in order to acquire additional digital media platforms that the Company believes will enhance its offerings to the U.S. Hispanic marketplace as well as expand the Company’s international footprint. The transaction was funded from the Company’s cash on hand, for an aggregate cash consideration of $7.5 million, net of $4.5 million of cash acquired, and contingent consideration with a fair value of $18.0 million as of the acquisition date.

The following is a summary of the initial purchase price allocation for the Company’s acquisition of Headway (unaudited; in millions):

Accounts receivable	$20.1
Intangible assets subject to amortization	17.1
Goodwill	18.9
Current liabilities	(24.0)
Deferred Tax	(6.6)

The acquisition of Headway includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Headway based upon the achievement of certain annual performance benchmarks over a three-year period. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the three-year period is between $0 and $31.5 million. The fair value of the contingent consideration recognized on the acquisition date of $18.0 million was estimated by applying the real options approach.  The agreement also includes a payment of approximately $2.0 million to certain key employees if they remain with the Company for a period of 18 months, which will be treated as post-acquisition compensation expense and accrued as earned.

The fair value of the assets acquired includes trade receivables of $20.1 million. The gross amount due under contract is $21.2 million, of which $1.1 million is expected to be uncollectable.

During the three-month period ended September 30, 2017, Headway generated net revenue of $12.7 million and a net loss of $0.2 million, which are included in the Consolidated Statements of Operations. During the nine-month period ended September 30, 2017, Headway generated net revenue of $23.8 million and a net loss of $0.7 million, which are included in the Consolidated Statements of Operations.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the digital media segment and is attributable to Headway’s workforce and expected synergies from combining Headway’s operations with those of the Company.  The changes in the carrying amount of goodwill for each of the Company’s operating segments for the nine-month period ended September 30, 2017 are as follows (in thousands):

	December 31,		September 30,
	2016	Acquisition	2017
Television	$35,912	$-	$35,912
Digital	14,169	18,961	33,130
Consolidated	$50,081	$18,961	$69,042

The fair value of the acquired intangible assets and contingent consideration is provisional pending receipt of the final valuations for those assets.

The following unaudited pro forma information for the three- and nine-month periods ended September 30, 2017 and 2016 has been prepared to give effect to the acquisition of Headway as if the acquisition had occurred on January 1, 2016. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Three-Month Period		Nine-month Period
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Pro Forma:
Total revenue	$334,555	$73,324	$472,132	$207,319
Net income (loss)	$157,208	$5,508	$163,761	$12,135

Basic and diluted earnings per share:
Net income per share, basic	$1.74	$0.06	$1.81	$0.14
Net income per share, diluted	$1.71	$0.06	$1.78	$0.13

Weighted average common shares outstanding, basic	90,517,492	89,590,135	90,370,679	89,208,732
Weighted average common shares outstanding, diluted	92,161,108	91,489,975	91,985,946	91,188,958

The unaudited pro forma information for the nine-month periods ended September 30, 2017 and 2016, was adjusted to exclude acquisition fees and costs of $0.5 million in 2017 and $0 in 2016, which were expensed in connection with the acquisition.

6. SIGNIFICANT TRANSACTIONS

FCC Auction for Broadcast Spectrum

During the three- and nine-month periods ended September 30, 2017, the Company recognized revenue of $263.9 million related to its participation in the FCC auction for broadcast spectrum. This revenue reflects the relinquishment of the Company’s permanent spectrum usage rights related to four television stations: WMDO-CD serving the Washington, D.C. market, WJAL-TV serving the Hagerstown, Maryland market, KSMS-TV serving the Monterey-Salinas, California market, and WUVN-TV serving the Hartford, Connecticut market. The proceeds of the auction were deposited into the account of a qualified intermediary to comply with Internal Revenue Code Section 1031 requirements to execute a like-kind exchange and are reflected in the Company’s Consolidated Balance Sheets as “Restricted cash” as of September 30, 2017. The Company also recorded an expense of $12.1 million during the three- and nine-month periods ended September 30, 2017 to account for the write-off of the carrying value of spectrum usage rights surrendered. This expense is classified as “Cost of revenue – television (spectrum usage rights)” on the Consolidated Statements of Operations. The FCC has allowed auction participants up to six months after the relinquishment of their permanent spectrum usage rights to cease broadcasting.  The company has treated this usage period as a sale-leaseback transaction in accordance with ASC 840-40 and recorded lease expense based on the fair market value.

WJAL-TV

In connection with the FCC auction for broadcast spectrum, in the second quarter of 2017 the Company exercised its rights under a channel sharing agreement to relocate its television station WJAL-TV serving the Hagerstown, Maryland market in exchange for payment from the Company of approximately $32.6 million. During the third quarter of 2017, the Company completed this relocation of television station WJAL-TV to the Washington, D.C. market.

7. SUBSEQUENT EVENTS

Acquisition of Television Stations KMIR-TV and KPSE-LD

On November 1, 2017, the Company completed the acquisition of television stations KMIR-TV, the local NBC affiliate, and KPSE-LD, the local MyNetworkTV affiliate, both of which serve the Palm Springs, California area, for an aggregate $21 million.

New Univision Agreements

On October 2, 2017, the Company entered into an affiliation agreement which supersedes and replaces the Company’s prior affiliation agreements with Univision.  Additionally, on the same date, the Company entered into a new proxy agreement and new marketing and sales agreements with Univision, each of which supersedes and replaces the Company’s prior such agreements with Univision.  The term of each of these new agreements expires on December 31, 2026 for all of the Company’s Univision and UniMás network affiliate stations, except that each new agreement will expire on December 31, 2021 with respect to the Company’s Univision and UniMás network affiliate stations in Orlando, Florida; Tampa, Florida; and Washington, D.C.

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

We operate in three reportable segments, based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media. Our net revenue for the three-month period ended September 30, 2017 was $334.6 million. Of that amount, revenue attributed to our television segment accounted for approximately 90%, revenue attributed to our radio segment accounted for approximately 5% and revenue attributed to our digital media segment accounted for approximately 5%.

As of the date of filing this report, we own and/or operate 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations in 18 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We operate Entravision Solutions as our national sales representation division, through which we sell advertisements and syndicate radio programming to more than 300 stations across the United States. We also own and operate an online advertising platform that delivers digital advertising in a variety of formats to reach Hispanic audiences on Internet-connected devices.

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

Our FCC licenses grant us spectrum usage rights within each of the television markets in which we operate. With the proliferation of mobile devices and advances in technology that have freed up excess spectrum capacity, the monetization of our spectrum usage rights has become an integral part of our business in recent years.  We generate revenue from agreements associated with these television stations’ spectrum usage rights from a variety of sources, including but not limited to entering into agreements with third parties to utilize excess spectrum for the broadcast of their multicast networks, charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with broadcasting operations, and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements.  Revenue from such agreements is recognized over the period of the lease or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference.  In addition, we are considering strategic acquisitions of television stations to further this strategy, as well as additional monetization opportunities expected to arise as the television broadcast industry anticipates advances in broadcast technology (ATSC 3.0).

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

Highlights

During the third quarter of 2017, we recognized revenue of $263.9 million related to our participation in the FCC auction for broadcast spectrum. This revenue reflects the relinquishment of our permanent spectrum usage rights related to four television stations; WMDO-CD serving the Washington, D.C. market, WJAL-TV serving the Hagerstown, Maryland market, KSMS-TV serving the Monterey-Salinas, California market, and WUVN-TV serving the Hartford, Connecticut market.

Net revenue in our television segment increased to $300.5 million for the three-month period ended September 30, 2017 from $40.4 million for the three-month period ended September 30, 2016, an increase of $260.1 million. The increase was primarily due to $263.9 million of revenue related to our participation in the FCC auction for broadcast spectrum and an increase in retransmission consent revenue, offset by a decrease in local and national revenue and a decrease in political advertising revenue, which was not material in 2017. We generated a total of $8.5 million in retransmission consent revenue for the three-month period ended September 30, 2017 compared to $7.4 million for the three-month period ended September 30, 2016, an increase of $1.1 million.

Net revenue in our radio segment decreased to $16.9 million for the three-month period ended September 30, 2017 from $19.2 million for the three-month period ended September 30, 2016, a decrease of $2.3 million. The decrease was primarily due to decreases in local and national advertising revenue, and a decrease in political advertising revenue, which was not material in 2017.

Net revenue in our digital media segment increased to $17.1 million for the three-month period ended September 30, 2017 from $5.7 million for the three-month period ended September 30, 2016, an increase of $11.4 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to net revenue in prior periods. This increase was partially offset by a decrease in national revenue in our pre-existing digital business driven by shifts in the digital advertising industry toward video advertising and the increased use of automated buying platforms, referred to in our industry as programmatic revenue.

Relationship with Univision

Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreements with Univision provide certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets.

Under the Univision network affiliation agreements in effect during the three-month period ended September 30, 2017, we retained the right to sell no less than four minutes per hour of the available advertising time on Univision’s primary network, subject to adjustment from time to time by Univision. Under the UniMás network affiliation agreement in effect during the three-month period ended September 30, 2017, we retained the right to sell approximately four and a half minutes per hour of the available advertising time on the UniMás network, subject to adjustment from time to time by Univision.

Under the network affiliation agreements in effect during the three-month period ended September 30, 2017, Univision acted as our exclusive sales representative for the sale of national advertising on our Univision- and UniMás-affiliate television stations, and we paid certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2017 and 2016, the amount we paid Univision in this capacity was $2.4 million and $2.6 million, respectively. During the nine-month periods ended September 30, 2017 and 2016, the amount we paid Univision in this capacity was $7.1 million and $7.4 million, respectively.

We also generated revenue under two marketing and sales agreements with Univision in effect during the three-month period ended September 30, 2017, which gave us the right to manage the marketing and sales operations of Univision-owned UniMás and Univision affiliates in six markets – Albuquerque, New Mexico; Boston, Massachusetts; Denver, Colorado; Orlando, Florida; Tampa, Florida and Washington, D.C.

The proxy agreement in effect during the three-month period ended September 30, 2017 with Univision granted Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provided terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extended with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. As of September 30, 2017, the amount due to us from Univision was $4.0 million related to the agreements for the carriage of our Univision and UniMás-affiliated television station signals.

On October 2, 2017, we entered into a new affiliation agreement which supersedes and replaces our prior affiliation agreements with Univision.  Additionally, on the same date, we entered into a new proxy agreement and new marketing and sales agreements with Univision, each of which supersedes and replaces the prior comparable agreements with Univision.  The term of each of these new agreements expires on December 31, 2026 for all of our Univision and UniMás network affiliate stations, except that each new agreement will expire on December 31, 2021 with respect to our Univision and UniMás network affiliate stations in Orlando, Florida; Tampa, Florida; and Washington, D.C.

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

We also generate revenue from agreements associated with our television stations’ spectrum usage rights in order to accommodate the operations of telecommunications operators.  These agreements modify or relinquish our spectrum usage rights such that the spectrum can be utilized by telecommunications operators free from interference.  Revenue from such agreements is recognized when we have relinquished our permanent spectrum usage rights or have relinquished our rights to operate the station on the existing channel free from interference.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations ; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers . We must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The new revenue standards are effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2017. We currently expect to adopt the new revenue standards in the first quarter of 2018. Based on our evaluation performed to date, we believe that our revenues will not be materially impacted by the new guidance. Specifically, our television spot advertising contracts are short-term in nature with transaction price consideration agreed upon in advance. We expect revenue will continue to be recognized when commercials are aired. Further, we expect that revenue earned under retransmission agreements will be recognized under the licensing of intellectual property guidance in the standard, which will not have a material change to our current revenue recognition. We continue to evaluate the impact to our online digital and other services revenue.

The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently plan to adopt this ASU under the modified retrospective method.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires entities to use a current expected credit loss (“CECL”) model which is a new impairment model based on expected losses rather than incurred losses. Under this model an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of life-time expected credit losses upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for annual reporting periods beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to change the terms and conditions of a share-based payment award. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), to expand an entity’s ability to apply hedge accounting for nonfinancial and financial risk components and allow for a simplified approach for fair value hedging of interest rate risk. ASU 2017-12 eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, ASU 2017-12 simplifies the hedge documentation and effectiveness assessment requirements under the previous guidance. ASU 2017-12 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

Three- and Nine-month Periods Ended September 30, 2017 and 2016

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2017	2016	Change	2017	2016	Change
Statements of Operations Data:
Net revenue:
Revenue from advertising and retransmission consent	$70,612	$65,281	8%	$198,631	$188,223	6%
Revenue from spectrum usage rights	263,943	-	*	263,943	-	*
	$334,555	$65,281	412%	$462,574	$188,223	146%
Cost of revenue - television (spectrum usage rights)	12,131	-	*	12,131	-	*
Cost of revenue - digital media	9,910	2,281	334%	20,424	6,493	215%
Direct operating expenses	30,231	28,238	7%	87,238	84,341	3%
Selling, general and administrative expenses	12,813	11,949	7%	36,043	34,794	4%
Corporate expenses	8,209	5,728	43%	19,695	16,625	18%
Depreciation and amortization	4,337	3,812	14%	12,460	11,724	6%
Foreign currency (gain) loss	(58)	-	*	293	-	*
	77,573	52,008	49%	188,284	153,977	22%
Operating income	256,982	13,273	1836%	274,290	34,246	701%
Interest expense	(3,756)	(3,894)	(4)%	(11,084)	(11,619)	(5)%
Interest income	256	71	261%	475	196	142%
Income before income taxes	253,482	9,450	2582%	263,681	22,823	1055%
Income tax expense	(96,167)	(4,035)	2283%	(100,185)	(9,421)	963%
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	157,315	5,415	2805%	163,496	13,402	1120%
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(107)	-	*	(175)	-	*
Net income	$157,208	$5,415	2803%	$163,321	$13,402	1119%

Other Data:
Capital expenditures	2,366	2,336		9,174	6,922
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				289,910	48,623
Net cash provided by operating activities				293,454	38,905
Net cash used in investing activities				(53,156)	(7,210)
Net cash used in financing activities				(14,759)	(9,299)

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant in the event that the revolving credit facility is drawn. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.25 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of September 30): 2017, 0.9 to 1; 2016, 4.0 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Nine-Month Period
	Ended September 30,
	2017	2016
Consolidated adjusted EBITDA (1)	$289,910	$48,623

Interest expense	(11,084)	(11,619)
Interest income	475	196
Income tax expense	(100,185)	(9,421)
Amortization of syndication contracts	(311)	(289)
Payments on syndication contracts	300	270
Equity in net income (loss) of nonconsolidated affiliate	(175)	-
Non-cash stock-based compensation included in direct operating expenses	(806)	(700)
Non-cash stock-based compensation included in corporate expenses	(2,343)	(1,934)
Depreciation and amortization	(12,460)	(11,724)
Net income	163,321	13,402
Depreciation and amortization	12,460	11,724
Cost of revenue - television (spectrum usage rights)	12,131	-
Deferred income taxes	99,514	8,887
Amortization of debt issue costs	595	579
Amortization of syndication contracts	311	289
Payments on syndication contracts	(300)	(270)
Equity in net income (loss) of nonconsolidated affiliate	175	-
Non-cash stock-based compensation	3,149	2,634
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	12,790	5,804
(Increase) decrease in prepaid expenses and other assets	(1,830)	(952)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(8,862)	(3,192)
Cash flows from operating activities	$293,454	$38,905

Consolidated Operations

Revenue from Advertising and Retransmission Consent. Net revenue from advertising and retransmission consent increased to $70.6 million for the three-month period ended September 30, 2017 from $65.3 million for the three-month period ended September 30, 2016, an increase of $5.3 million. Of the overall increase, $11.4 million was attributable to our digital media segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to net revenue in prior periods. The overall increase was partially offset by a decrease in our radio segment of $2.3 million due primarily to decreases in local and national advertising revenue, and a decrease in political advertising revenue, which was not material in 2017. Additionally, the overall increase was partially offset by a decrease in our television segment of $3.8 million due primarily to a decrease in local revenue and a decrease in political advertising revenue, which was not material in 2017, partially offset by an increase in retransmission consent revenue.

Net revenue from advertising and retransmission consent increased to $198.6 million for the nine-month period ended September 30, 2017 from $188.2 million for the nine-month period ended September 30, 2016, an increase of $10.4 million. Of the overall increase, $20.3 million was attributable to our digital media segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to net revenue in prior periods. The overall increase was partially offset by a decrease in our radio segment of $5.8 million due primarily to decreases in local and national advertising revenue, and a decrease in political advertising revenue, which was not material in 2017. Additionally, the overall increase was partially offset by a decrease in our television segment of $4.1 million due primarily to a decrease in local revenue and a decrease in political advertising revenue, which was not material in 2017, partially offset by an increase in national advertising revenue and an increase in retransmission consent revenue.

Revenue from Spectrum Usage Rights. Net revenue from spectrum usage rights was $263.9 million for the three- and nine-month periods ended September 30, 2017. We did not have revenue from spectrum usage rights in 2016.

We currently anticipate that for the full year 2017, net revenue will increase from spectrum usage rights, digital media and retransmission consent revenue, whereas political advertising revenue will decrease compared to 2016.

Cost of revenue – Television (spectrum usage rights). Cost of revenue related to revenue from spectrum usage rights was $12.1 million for the three- and nine-month periods ended September 30, 2017. We did not have revenue from spectrum usage rights in 2016.

Cost of revenue - Digital. Cost of revenue in our digital media segment increased to $9.9 million for the three-month period ended September 30, 2017 from $2.3 million for the three-month period ended September 30, 2016, an increase of $7.6 million, primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to cost of revenue in prior periods.

Cost of revenue in our digital media segment increased to $20.4 million for the nine-month period ended September 30, 2017 from $6.5 million for the nine-month period ended September 30, 2016, an increase of $13.9 million, primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to cost of revenue in prior periods.

Direct Operating Expenses. Direct operating expenses increased to $30.2 million for the three-month period ended September 30, 2017 from $28.2 million for the three-month period ended September 30, 2016, an increase of $2.0 million. Of the overall increase, $3.2 million was attributable to our digital media segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to direct operating expenses in prior periods. The overall increase was partially offset by a decrease in our television segment of $1.2 million due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in rent expense, partially offset by an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 9% for the three-month period ended September 30, 2017 from 43% for the three-month period ended September 30, 2016. The decrease in direct operating expenses as a percentage of net revenue is due to the revenue from spectrum usage rights recorded in the three-month period ended September 30, 2017.

Direct operating expenses increased to $87.2 million for the nine-month period ended September 30, 2017 from $84.3 million for the nine-month period ended September 30, 2016, an increase of $2.9 million. Of the overall increase, $5.2 million was attributable to our digital media segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to direct operating expenses in prior periods. The overall increase was partially offset by a decrease in our television segment of $2.1 million due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in expense for ratings services, and a decrease in our radio segment of $0.1 million due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 19% for the nine-month period ended September 30, 2017 from 45% for the nine-month period ended September 30, 2016. The decrease in direct operating expenses as a percentage of net revenue is due to the revenue from spectrum usage rights recorded in the nine-month period ended September 30, 2017.

We believe that direct operating expenses will increase during 2017 primarily as a result of the operations of Headway, which we acquired in April 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $12.8 million for the three-month period ended September 30, 2017 from $11.9 million for the three-month period ended September 30, 2016, an increase of $0.9 million. Of the overall increase, approximately $1.1 million was attributable to our digital media segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to selling, general and administrative expenses in prior periods. Additionally, $0.3 million of the overall increase was attributable to our television segment and was primarily due to an increase in promotional expenses. The overall increase was partially offset by a decrease of $0.5 million in our radio segment due to decreases in event expense and salary expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 4% for the three-month period ended September 30, 2017 from 18% for the three-month period ended September 30, 2016. The decrease in selling, general and administrative expenses as a percentage of net revenue is due to the revenue from spectrum usage rights recorded in the three-month period ended September 30, 2017.

Selling, general and administrative expenses increased to $36.0 million for the nine-month period ended September 30, 2017 from $34.8 million for the nine-month period ended September 30, 2016, an increase of $1.2 million. Of the overall increase, $2.0 million was attributable to our digital media segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to selling, general and administrative expenses in prior periods. Additionally, approximately $0.3 million of the overall increase was attributable to our television segment and was primarily due to an increase in promotional expenses. The overall increase was partially offset by a decrease of $1.1 million in our radio segment due to decreases in event expense and bad debt expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 8% for the nine-month period ended September 30, 2017 from 18% for the nine-month period ended September 30, 2016. The decrease in selling, general and administrative expenses as a percentage of net revenue is due to the revenue from spectrum usage rights recorded in the nine-month period ended September 30, 2017.

We believe that selling, general and administrative expenses will increase during 2017 primarily as a result of the operations of Headway, which we acquired in April 2017.

Corporate Expenses. Corporate expenses increased to $8.2 million for the three-month period ended September 30, 2017 from $5.7 million for the three-month period ended September 30, 2016, an increase of $2.5 million. The increase was primarily due to an increase in expenses associated with the FCC auction for broadcast spectrum, an increase in salary expense and non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses decreased to 2% for the three-month period ended September 30, 2017 from 9% for the thee-month period ended September 30, 2016. The decrease in corporate expenses as a percentage of net revenue is due to the revenue from spectrum usage rights recorded in the three-month period ended September 30, 2017.

Corporate expenses increased to $19.7 million for the nine-month period ended September 30, 2017 from $16.6 million for the nine-month period ended September 30, 2016, an increase of $3.1 million. The increase was primarily due to expenses associated with the FCC auction for broadcast spectrum, legal and financial due diligence costs related to the Headway acquisition and non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses decreased to 4% for the nine-month period ended September 30, 2017 from 9% for the nine-month period ended September 30, 2016. The decrease in corporate expenses as a percentage of net revenue is due to the revenue from spectrum usage rights recorded in the nine-month period ended September 30, 2017.

We believe that corporate expenses will increase during 2017 primarily as a result of expense related to the FCC auction for broadcast spectrum.

Depreciation and Amortization. Depreciation and amortization increased to $4.3 million for the three-month period ended September 30, 2017 from $3.8 million for the three-month period ended September 30, 2016, an increase of $0.5 million. The increase was primarily due to amortization on the intangible assets from the Headway acquisition, partially offset by a decrease in depreciation as certain assets are now fully depreciated.

Depreciation and amortization increased to $12.5 million for the nine-month period ended September 30, 2017 from $11.7 million for the nine-month period ended September 30, 2016, an increase of $0.8 million. The increase was primarily due to amortization on the intangible assets from the Headway acquisition, partially offset by a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $257.0 million for the three-month period ended September 30, 2017, compared to $13.3 million for the three-month period ended September 30, 2016. As a result of the above factors, operating income was $274.3 million for the nine-month period ended September 30, 2017, compared to $34.2 million for the nine-month period ended September 30, 2016.

Interest Expense, net. Interest expense, net decreased to $3.5 million for the three-month period ended September 30, 2017 from $3.8 million for the three-month period ended September 30, 2016, a decrease of $0.3 million. This decrease was primarily due to the loan principal prepayment during the fourth quarter of 2016.

Interest expense, net decreased to $10.6 million for the nine-month period ended September 30, 2017 from $11.4 million for the nine-month period ended September 30, 2016, a decrease of $0.8 million. This decrease was primarily due to the loan principal prepayment during the fourth quarter of 2016.

Income Tax Expense.  Income tax expense for the nine-month period ended September 30, 2017 was $100.2 million, or 38% of our pre-tax income. Income tax expense for the nine-month period ended September 30, 2016 was $9.4 million, or 40% of our pre-tax income.

Segment Operations

Television

Revenue from Advertising. Net revenue from advertising and retransmission consent in our television segment decreased to $36.5 million for the three-month period ended September 30, 2017 from $40.4 million for the three-month period ended September 30, 2016, a decrease of $3.9 million. The decrease was primarily due to a decrease in local revenue and a decrease in political advertising revenue, which was not material in 2017, partially offset by an increase in retransmission consent revenue. We generated a total of $8.5 million in retransmission consent revenue for the three-month period ended September 30, 2017 from $7.4 million for the three-month period ended September 30, 2016, an increase of $1.1 million.

Net revenue from advertising and retransmission consent in our television segment decreased to $112.0 million for the nine-month period ended September 30, 2017 from $116.1 million for the nine-month period ended September 30, 2016, a decrease of $4.1 million. The decrease was primarily due to a decrease in local revenue and a decrease in political advertising revenue, which was not material in 2017, partially offset by an increase in national advertising revenue and an increase in retransmission consent revenue. We generated a total of $23.9 million in retransmission consent revenue for the nine-month period ended September 30, 2017 from $22.3 million for the nine-month period ended September 30, 2016, an increase of $1.6 million.

Revenue from Spectrum Usage Rights. Net revenue from spectrum usage rights was $263.9 million for the three- and nine-month periods ended September 30, 2017. We did not have revenue from spectrum usage rights in 2016.

Cost of revenue – Spectrum Usage Rights. Cost of revenue related to revenue from spectrum usage rights was $12.1 million for the three- and nine-month periods ended September 30, 2017. Cost of revenue – spectrum usage rights consists primarily of the carrying value of spectrum usage rights surrendered in the FCC auction for broadcast spectrum. We did not have revenue from spectrum usage rights in 2016.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $14.4 million for the three-month period ended September 30, 2017 from $15.6 million for the three-month period ended September 30, 2016, a decrease of $1.2 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in advertising revenue and a decrease in rent expense, partially offset by an increase in salary expense.

Direct operating expenses in our television segment decreased to $44.0 million for the nine-month period ended September 30, 2017 from $46.1 million for the nine-month period ended September 30, 2016, a decrease of $2.1 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in advertising revenue and a decrease in expense for ratings services, partially offset by an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.8 million for the three-month period ended September 30, 2017 from $5.5 million for the three-month period ended September 30, 2016, an increase of $0.3 million. The increase was primarily due to an increase in promotional expenses.

Selling, general and administrative expenses in our television segment increased to $16.5 million for the nine-month period ended September 30, 2017 from $16.2 million for the nine-month period ended September 30, 2016, an increase of $0.3 million. The increase was primarily due to an increase in promotional expenses.

Radio

Net Revenue.  Net revenue in our radio segment decreased to $16.9 million for the three-month period ended September 30, 2017 from $19.2 million for the three-month period ended September 30, 2016, a decrease of $2.3 million. The decrease was primarily due to decreases in local and national advertising revenue, and a decrease in political advertising revenue, which was not material in 2017.

Net revenue in our radio segment decreased to $49.8 million for the nine-month period ended September 30, 2017 from $55.6 million for the nine-month period ended September 30, 2016, a decrease of $5.8 million. The decrease was primarily due to decreases in local and national advertising revenue, and a decrease in political advertising revenue, which was not material in 2017.

Direct Operating Expenses. Direct operating expenses in our radio segment were $11.3 million for each of the three-month periods ended September 30, 2017 and 2016.

Direct operating expenses in our radio segment decreased to $33.4 million for the nine-month period ended September 30, 2017 from $33.5 million for the nine-month period ended September 30, 2016, a decrease of $0.1 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.6 million for the three-month period ended September 30, 2017 from $5.1 million for the three-month period ended September 30, 2016, a decrease of $0.5 million. The decrease was primarily due to decreases in event expense and salary expense.

Selling, general and administrative expenses in our radio segment decreased to $13.9 million for the nine-month period ended September 30, 2017 from $15.0 million for the nine-month period ended September 30, 2016, a decrease of $1.1 million. The decrease was primarily due to decreases in event expense and salary expense.

Digital Media

Net Revenue.  Net revenue in our digital media segment increased to $17.1 million for the three-month period ended September 30, 2017 from $5.7 million for the three-month period ended September 30, 2016, an increase of $11.4 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods.  This increase was partially offset by a decrease in national revenue in our pre-existing digital business, driven by shifts in the digital advertising industry toward video advertising and the increased use of automated buying platforms, referred to in our industry as programmatic revenue.  The digital advertising industry is dynamic and undergoing rapid change, which includes the current shift toward programmatic revenue. We anticipate that this trend will continue in the digital advertising industry and that other trends may emerge, requiring us to respond to changing consumer demands, which might include, among other things, changing and adapting certain of our digital offerings, and closely monitoring the operations of our pre-existing digital media business.

Net revenue in our digital media segment increased to $36.8 million for the nine-month period ended September 30, 2017 from $16.5 million for the nine-month period ended September 30, 2016, an increase of $20.3 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to results of operations in prior periods.  This increase was partially offset by a decrease in national revenue in our pre-existing digital business, driven by shifts in the digital advertising industry toward video advertising and the increased use of automated buying platforms, referred to in our industry as programmatic revenue.  The digital advertising industry is dynamic and undergoing rapid change, which includes the current shift toward programmatic revenue. We anticipate that this trend will continue in the digital advertising industry and that other trends may emerge, requiring us to respond to changing consumer demands, which might include, among other things, changing and adapting certain of our digital offerings, and closely monitoring the operations of our pre-existing digital media business.

Cost of revenue.  Cost of revenue in our digital media segment increased to $9.9 million for the three-month period ended September 30, 2017 from $2.3 million for the three month period ended September 30, 2016, an increase of $7.6 million.  This increase was due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods.  Cost of revenue in our pre-existing digital business was constant.  Because of third party media costs, our margins tend to be smaller in our digital media segment than in our other broadcast segments. As a percentage of net revenue, cost of revenue increased to 58% for the three-month period ended September 30, 2017 from 40% for the three-month period ended September 30, 2016. The increase in cost of revenue as a percentage of digital revenue was primarily due to the acquisition of Headway and a higher percentage of programmatic revenue in our pre-existing digital business. Because of the high volume and relative efficiencies of these programmatic platforms, the margins tend to be lower.

Cost of revenue in our digital media segment increased to $20.4 million for the nine-month period ended September 30, 2017 from $6.5 million for the nine-month period ended September 30, 2016, an increase of $13.9 million.  This increase was due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods.  Cost of revenue in our pre-existing digital business was constant. Because of third party media costs, our margins tend to be smaller in our digital media segment than in our other broadcast segments. As a percentage of net revenue, cost of revenue increased to 56% for the nine-month period ended September 30, 2017 from 39% for the nine-month period ended September 30, 2016. The increase in cost of revenue as a percentage of digital revenue was primarily due to the acquisition of Headway and a higher percentage of programmatic revenue in our pre-existing digital business. Because of the high volume and relative efficiencies of these programmatic platforms, the margins tend to be lower.

Direct operating expenses. Direct operating expenses in our digital media segment increased to $4.6 million for the three-month period ended September 30, 2017 from $1.4 million for the three-month period ended September 30, 2016, an increase of $3.2 million.  The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods, partially offset by a decrease in our pre-existing digital business due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Direct operating expenses in our digital media segment increased to $9.9 million for the nine-month period ended September 30, 2017 from $4.7 million for the six-month period ended September 30, 2016, an increase of $5.2 million.  The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods, partially offset by a decrease in our pre-existing digital business due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital media segment increased to $2.4 million for the three-month period ended September 30, 2017 from $1.3 million for the three-month period ended September 30, 2016, an increase of $1.1 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods, partially offset by a decrease in our pre-existing digital business due to a decrease in salary expense.

Selling, general and administrative expenses in our digital media segment increased to $5.6 million for the nine-month period ended September 30, 2017 from $3.6 million for the nine-month period ended September 30, 2016, an increase of $2.0 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods, partially offset by a decrease in our pre-existing digital business due to a decrease in salary expense.

Liquidity and Capital Resources

We had net income of approximately $20.4 million, $25.6 million, and $27.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We had positive cash flow from operations of $57.3 million, $62.3 million and $54.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. We generated cash flow from operations of $293.5 million for the nine-month period ended September 30, 2017 and we expect to have positive cash flow from operations for the full 2017 fiscal year.  We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that cash flows from operations, cash on hand and available borrowings under our 2013 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months and for the foreseeable future.

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

Our borrowings under the 2013 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement). As of September 30, 2017, our effective interest rate was 3.5%. The Term Loan A Facility expired on the Term Loan B Borrowing Date, which was August 1, 2013. The Term Loan B Facility expires on the Term Loan B Maturity Date, which is May 31, 2020 and the Revolving Credit Facility expires on the Revolving Loan Maturity Date, which is May 31, 2018.

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

Effective August 1, 2017, we entered into the First Amendment dated as of August 1, 2017 (the “Amendment”) to the 2013 Credit Agreement.  Pursuant to this Amendment, among other things, we are allowed to make certain restricted payments in an amount not to exceed $40 million, plus, for each anniversary of the effective date of the Amendment, an additional $20 million so long as, in the case of restricted payments made in reliance on any such additional amounts, the total net leverage ratio would not exceed 5.5 to 1 after giving effect to the restricted payment.

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

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended September 30, 2017 was a gain of $0.5 million, net of tax, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the nine-month period ended September 30, 2017 was a gain of $1.3 million, net of tax, and was included in other comprehensive income (loss). We paid $0.7 million of interest related to the interest rate swap agreements for the three-month period ended September 30, 2017. We paid $2.2 million of interest related to the interest rate swap agreements for the nine-month period ended September 30, 2017. As of September 30, 2017, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

Share Repurchase Program

On July 13, 2017, our Board of Directors approved a share repurchase of up to $15 million of our common stock.  Under this share repurchase program, we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. On the same date, the Board terminated our previous share repurchase program of up to $20 million of our common stock.

We repurchased 0.3 million shares of Class A common stock at an average price of $5.62, for an aggregate purchase price of approximately $1.8 million, during the three-month period ended September 30, 2017. All such repurchased shares were retired as of September 30, 2017.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increase to $289.9 million for the nine-month period ended September 30, 2017 compared to $48.6 million for the nine-month period ended September 30, 2016. As a percentage of net revenue, consolidated adjusted EBITDA increased to 63% for the nine-month period ended September 30, 2017 compared to 26% for the nine-month period ended September 30, 2016.

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

Since our ability to borrow from our 2013 Credit Facility is based on a consolidated adjusted EBITDA financial covenant, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. Our 2013 Credit Facility contains a total net leverage ratio financial covenant. The total net leverage ratio, or the ratio of consolidated total debt (net of up to $20 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, affects both our ability to borrow from our 2013 Credit Facility and our applicable margin for the interest rate calculation. Under our 2013 Credit Facility, our maximum total leverage ratio may not exceed 6.25 to 1 in the event that the revolving credit facility is drawn. The total leverage ratio was as follows (in each case as of September 30): 2017, 0.9 to 1; 2016, 4.0 to 1. Therefore, we were in compliance with this covenant at each of those dates.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 27.

Cash Flow

Net cash flow provided by operating activities was $293.5 million for the nine-month period ended September 30, 2017, compared to net cash flow provided by operating activities of $38.9 million for the nine-month period ended September 30, 2016. We had net income of $163.3 million for the nine-month period ended September 30, 2017, which was partially reduced by non-cash items, including depreciation and amortization expense of $12.5 million, deferred income taxes of $99.5 million, and non-cash stock-based compensation of $3.1 million. We had net income of $13.4  million for the nine-month period ended September 30, 2016, which was partially reduced by non-cash items, including depreciation and amortization expense of $11.7 million, deferred income taxes of $8.9 million, and non-cash stock-based compensation of $2.6 million. We expect to have positive cash flow from operating activities for the full year 2017.

Net cash flow used in investing activities was $53.2 million for the nine-month period ended September 30, 2017, compared to net cash flow used in investing activities of $7.2 million for the nine-month period ended September 30, 2016. During the nine-month period ended September 30, 2017, we spent $32.6 million on intangibles for the relocation of station WJAL-TV, purchased the business of Headway for $7.5 million, net of cash acquired, spent $9.6 million on net capital expenditures, spent $2.2 million on investments and made a deposits on potential future acquisitions of $1.2 million. During the nine-month period ended September 30, 2016, we spent $7.0 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $13.0 million for the full year 2017. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $14.8 million for the nine-month period ended September 30, 2017, compared to net cash flow used in financing activities of $9.3 million for the nine-month period ended September 30, 2016. During the nine-month period ended September 30, 2017, we made dividend payments of $10.2 million, debt repayments of principal in the amount of $2.8 million and spent $1.8 million on the repurchase of stock. During the nine-month period ended September 30, 2016, we made dividend payments of $8.4 million, debt repayments of principal in the amount of $2.8 million and received proceeds of $1.9 million related to the issuance of common stock upon the exercise of stock options.

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

Interest Rates

As of September 30, 2017, we had $290.0 million of variable rate bank debt outstanding under our 2013 Credit Facility.  The debt bears interest at LIBOR plus a margin of 2.5%.  The LIBOR rate was 1.15%, higher than the 1.0% floor, resulting in an effective interest rate of 3.65% for the three-month period ended September 30, 2017. In the event LIBOR is below the floor rate we will still have to pay the floor rate plus the margin.  If LIBOR rises above the floor rate, we have to pay the prevailing LIBOR rate plus the margin for the portion of the debt that is not hedged. See further discussion below.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates.  Hypothetically, if LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2017 level, our annual interest expense under our term loan would increase, and cash flow from operations would decrease, by approximately $1.1 million, based on the outstanding balance of our term loan as of September 30, 2017.

As required by the terms of our 2013 Credit Agreement, on December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregated notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we pay at a fixed rate and receive payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fix the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements will be immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the three-month period ended September 30, 2017, was a gain of $0.5 million, net of tax, and was included in other comprehensive income (loss). The change in fair value of the interest rate swap agreements for the nine-month period ended September 30, 2017, was a gain of $1.3 million, net of tax, and was included in other comprehensive income (loss). We paid $0.7 million of interest related to the interest rate swap agreements for the three-month period ended September 30, 2017. We paid $2.2 million of interest related to the interest rate swap agreements for the nine-month period ended September 30, 2017.As of September 30, 2017, we estimate that none of the unrealized gains or losses included in accumulated other comprehensive income or loss related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and arbitrary 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2017 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Changes in the competitive landscape or technology may impact our ability to monetize our spectrum assets

With the proliferation of mobile devices and advances in technology that have freed up excess spectrum capacity, the monetization of our spectrum usage rights has become an integral part of our business in recent years.  We rely on the demand to broadcast multicast networks and demand from telecommunications operators to operate interference free in our markets in order to monetize our spectrum. There are no assurances that this demand will continue in future periods.  Additionally, technology involving the utilization of spectrum is evolving rapidly. If we were not able, for technological, business or other reasons, to adapt to these changes in technology on a timely and effective basis, our ability to monetize our spectrum assets could be affected and have an adverse impact on our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On July 13, 2017, our Board of Directors approved a share repurchase of up to $15 million of our common stock.  Under this new share repurchase program, we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. On the same date, the Board terminated our previous share repurchase program of up to $20 million of our common stock.

We repurchased 0.3 million shares of Class A common stock at an average price of $5.62, for an aggregate purchase price of approximately $1.8 million, during the three-month period ended September 30, 2017. All such repurchased shares were retired as of September 30, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ Christopher T. Young
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: November 9, 2017