Form 10-K
period 2017-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2018-03-30
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 was approximately $495,139,946 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of March 26, 2018, there were 65,830,794 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders scheduled to be held on May 31, 2018 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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
•

provisions of our debt instruments, including the agreement dated as of November 30, 2017, or the 2017 Credit Agreement, which governs our current credit facility, or the 2017 Credit Facility, the terms of which restrict certain aspects of the operation of our business;

•	our continued compliance with all of our obligations under the 2017 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	rapid changes in digital media advertising;
•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
•	the impact of changing preferences, if any, among U.S. Hispanic audiences for Spanish-language programming, especially among younger age groups;
•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc., or Univision;
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2017 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;
•	our ability to implement effective internal controls to address a material weakness identified in this report;
•	industry-wide market factors and regulatory and other developments affecting our operations;
•	economic uncertainty;
•	the impact of any potential future impairment of our assets;
•	risks related to changes in accounting interpretations;
•

the impact of provisions of the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”), including, among other things, our ability to fully account for all effects of the 2017 Tax Act in our next financial statements, reasonably estimate  the income tax effect of the 2017 Tax Act on our financial statements and utilize provisional amounts during an interim that in no circumstances will extend beyond one year after the enactment date of the 2017 Tax Act;

•	consequences of, and uncertainties regarding, foreign currency exchange including fluctuations thereto from time to time;
•	legal, political and other risks associated with our operations located outside the United States;

•

the effect of proposed changes in broadcast transmission standards by the Advanced Television Systems Committee's 3.0 standard (“ATSC 3.0”), assuming they are adopted by the Federal Communications Commission, or FCC, that may impact our ability to monetize our spectrum assets; and

•

the uncertainty and impact, including additional and/or changing costs, of mandates and other obligations that may be imposed upon us as a result of federal healthcare laws, including the Affordable Care Act, the rules and regulations promulgated thereunder, any executive action with respect thereto, and any changes with respect to any of the foregoing in the 115th Congress.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 30 below.

ITEM 1.	BUSINESS

The discussion of the business of Entravision Communications Corporation and its wholly-owned subsidiaries, or Entravision or the Company, is as of the date of filing this report, unless otherwise indicated.

Overview

Introduction

Entravision is a leading global media company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Our expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media.

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

We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and operate 49 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also operate Entravision Solutions as our national sales representation division, through which we sell advertisements and syndicate radio programming to more than 300 stations across the United States.

We provide digital advertising solutions that allow advertisers to reach primarily online Hispanic audiences worldwide. We operate a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites; the digital media sites of our publisher partners; and on other digital media sites we access through third-party platforms and exchanges.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements that are entered into with multichannel video programming distributors, or MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. In our television and radio segments, we recognize advertising revenue when commercials are broadcast. In our digital segment, we recognize advertising revenue when display or other digital advertisements record impressions on the websites of our third party publishers or as the advertiser’s previously agreed-upon performance criteria are satisfied. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts we have entered into directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.) resulting from significant political advertising, and, to a lesser degree, Congressional off-year election years (2018, 2022, etc.), resulting from increased political advertising, compared to other years.

We refer to the revenue generated by agreements with MVPDs as retransmission consent revenue, which represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We recognize retransmission consent revenue earned as the television signal is delivered to the MVPD.

Our FCC licenses grant us spectrum usage rights within each of the television markets in which we operate. We regard these rights as a valuable asset. With the proliferation of mobile devices and advances in technology that have freed up excess spectrum capacity, the monetization of our spectrum usage rights has become a significant part of our business in recent years.  We generate revenue from agreements associated with these television stations’ spectrum usage rights from a variety of sources, including but not limited to agreements with third parties to utilize excess spectrum for the broadcast of their multicast networks; charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with broadcasting operations; and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements.  Revenue generated by such agreements is recognized over the period of the lease or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference.  In addition, we will consider strategic acquisitions of television stations to further this strategy from time to time, as well as additional monetization opportunities expected to arise as the television broadcast industry anticipates advances in ATSC 3.0.

Our net revenue for the year ended December 31, 2017 was approximately $536.0 million. Of this amount, revenue generated by our television segment accounted for approximately 77%, revenue generated by our radio segment accounted for approximately 12%, and revenue generated by our digital media segment accounted for approximately 11%, of total revenue.

Our primary expenses are employee compensation, including commissions paid to our sales staff and amounts paid to our national representative firms, as well as expenses for general and administrative functions, promotion and selling, engineering, marketing, and local programming. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets. Cost of revenue related to our television segment consists primarily of the carrying value of spectrum usage rights that were surrendered in the FCC auction for broadcast spectrum. In addition, cost of revenue related to our digital media segment consists primarily of the costs of online media acquired from third-party publishers and third party server costs. Direct operating expenses include salaries and commissions of sales staff, amounts paid to national representation firms, production and programming expenses, fees for ratings services, and engineering costs. Corporate expenses consist primarily of salaries related to corporate officers and back office functions, third party legal and accounting services, and fees incurred as a result of being a publicly traded company.

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

Business Strategy

Our strategy is to reach Hispanic audiences primarily in the United States, Mexico and other markets in Latin America. We own and/or operate media properties in 14 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we own and/or operate media properties in 10 of the 15 fastest-growing markets. We believe that targeting the U.S. Hispanic market will translate into revenue growth in the future, including for the following reasons:

•

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. More than 57 million Hispanics live in the United States, accounting for nearly 18% of the total U.S. population. The overall Hispanic population is growing at eight times the rate of the non-Hispanic population and is expected to grow to 70 million, or approximately 21% of the total U.S. population, by 2022. Approximately 58% of the total future growth in the U.S. population through 2022 is expected to come from the Hispanic community.

•

Spanish-Language Use. Approximately 78% of Hispanics age five and over in the United States speak some Spanish, while approximately 64% of U.S. Hispanics are bilingual and 33% are Spanish dominant, according to Geoscape, a business unit of Claritas LLC, or Geoscape.

•

Increasing U.S. Hispanic Buying Power. The U.S. Hispanic population is projected to have accounted for total consumer expenditures of over $815 billion in 2017, according to Geoscape. With an average of $57,000 in 2017, Hispanic household income is growing at a faster rate than Non-Hispanic household income and is projected to reach an aggregate of $1.2 trillion in 2022.

•

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We also believe that the larger average size and younger median age of Hispanic households (averaging 3.4 persons and 30.8 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 43.8 years of age) lead Hispanics to spend more per household in many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average non-Hispanic U.S. household, the average U.S. Hispanic household spends 8% more per year than the average U.S. non-Hispanic household on food and non-alcoholic beverages at home, 38% more on restaurants, 55% more on children’s clothing, 41% more on footwear, 31% more on soaps, detergents and other cleaning products and 19% more on cellular phone services. We expect Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

•

Spanish-Language Advertising. Over $9.5 billion of total advertising expenditures in the United States were placed with Spanish-language media in 2016, the most recent year for which such data is available, of which approximately 88% was placed with Spanish-language television, radio and digital advertising.

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

Our television operations comprise the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. Univision’s primary network, together with UniMás, have more than double the television prime time audience share of the Telemundo network among Hispanics 2+ years of age as of May 2017. In addition, Univision reports that the UniMás network had more viewers than Telemundo for the first time ever in any sweeps period during primetime among total viewers 2+ years of age in May 2017. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, seven days a week, including a prime time schedule on its primary network of substantially all first-run programming throughout the year. We believe that the breadth and diversity of Univision’s programming, combined with our local news and community-oriented segments, provide us with an advantage over other Spanish-language and English-language media in reaching U.S. Hispanic viewers. Our local content is designed to meet the needs of our communities and brand each of our stations as the best source for relevant community information that accurately reflects local interests and needs.

We format the programming of our radio networks and radio stations in an effort to capture a substantial share of the U.S. Hispanic audience in each of our radio markets. We operate each of our two radio networks using a format designed to appeal to different listener tastes. In markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe will appeal to local listeners.

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

Distribute News and Other Content Across Our Television, Radio and Digital Properties. We develop our own news, entertainment and lifestyle content and radio shows including “Erazno y La Chokolata”, and produce a Sunday morning political talk show, “Perspectiva Nacional”. We also employ our own White House correspondent in Washington, D.C. We distribute this content across our television, radio and digital properties.  In addition, through Entravision Solutions, we syndicate certain of our radio shows including “Erazno y La Chokolata” and other programs including “El Show de Piolin” and “El Show de Alex ‘El Genio’ Lucas” across a network of more than 300 radio stations, which includes our radio stations as well as other radio stations that we do not own or operate, in 105 markets throughout the United States. Moreover, we broadcast National Football League games, such as Sunday Night Football and the American Football Conference playoffs, in Spanish for 28 radio stations.

Extend the Reach and Accessibility of Our Brands Through Our Digital Segment. In recent years, we have also enhanced the distribution of our content through our digital platforms, such as the Internet and mobile phones. We believe our digital segment offers excellent opportunities to further enhance the relationships we have with our audiences by allowing them to engage and share our content in new ways and providing us with new distribution channels for one-to-one communication with them.

Continuing to Offer Advertisers an Integrated Platform of Services. We believe that our uniquely diversified media portfolio provides us with a competitive advantage in targeting the Hispanic consumer. We offer advertisers the opportunity to reach potential customers through an integrated platform of services that includes television, radio and digital properties. Currently, we operate some combination of television and radio in 11 markets, which we sometimes refer to as combination markets, and, where possible, we also combine our television and radio operations, which has the effect of creating certain cost savings. In all of our markets, our digital segment supplements our television and/or radio operations in an effort to create value-added advertising opportunities for our advertisers.

Continuing to Innovate and Invest in Technology and Data. We intend to continue to make investments in our digital media segment, including sales tools and research and development, to further increase the efficiency and effectiveness of our television, radio and digital media advertising platforms.

Monetize our Spectrum Assets. In recent years, with the proliferation of mobile devices and advances in technology that have freed up excess spectrum capacity, the monetization of our spectrum usage rights has become a significant part of our business. We generate revenue from agreements associated with these television stations’ spectrum usage rights from a variety of sources, including but not limited to agreements with third parties to utilize excess spectrum for the broadcast of their multicast networks; charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with broadcasting operations; and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements. With more advances in technology on the horizon, including ATSC 3.0, we intend to continue to generate revenue from our spectrum assets.

Target Strategic Acquisitions and Investments.  We intend to continue to evaluate opportunities to acquire complementary businesses and technologies that are consistent with our overall growth strategy. We believe that our knowledge of, and experience with, the U.S. Hispanic marketplace will enable us to identify acquisitions of television, radio and digital properties. Since our inception, we have used our management expertise, programming, local involvement and brand identity to improve our acquired media properties and audience reach. However, we are currently subject to certain limitations on acquisitions under the terms of the 2017 Credit Agreement. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below.

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

We plan to continue to evaluate opportunities to make future acquisitions as opportunities present themselves, including: digital companies; spectrum assets with high potential for future monetization; and additional media properties in existing markets that will enhance our offerings primarily to the U.S. Hispanic marketplace and create opportunities to save costs on overhead.

We are subject to certain limitations on acquisitions under the terms of the 2017 Credit Agreement. We cannot at this time determine the effect that these limitations will have on our acquisition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

In addition, we periodically review our portfolio of media properties and, from time to time, have divested non-core assets where we do not see the opportunity to grow to scale. We are subject to certain limitations on divestitures under the terms of the 2017 Credit Agreement. We cannot at this time determine the effect that these limitations will have on our disposition strategy or our overall business. Please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Our Relationship with Univision

Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreement with Univision provides certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets.  Under the network affiliation agreement, we retain the right to sell no less than four minutes per hour of the available advertising time on stations that broadcast Univision network programming, and the right to sell approximately four and a half minutes per hour of the available advertising time on stations that broadcast UniMás network programming, subject to adjustment from time to time by Univision.

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2017 and 2016, retransmission consent revenue accounted for approximately $31.4 million and $29.6 million, respectively, of which $30.0 million and $27.8 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

On October 2, 2017, we entered into the current affiliation agreement with Univision, which superseded and replaced our prior affiliation agreements with Univision.  Additionally, on the same date, we entered into the current proxy agreement and current marketing and sales agreements with Univision, each of which superseded and replaced the prior comparable agreements with Univision.  The term of each of these current agreements expires on December 31, 2026 for all of our Univision and UniMás network affiliate stations, except that each current agreement will expire on December 31, 2021 with respect to our Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C.

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

Television

Overview

We own and/or operate Univision-affiliated television stations in 24 markets, including 19 of the top 50 Hispanic markets in the United States. Our television operations comprise the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. Univision’s primary network is the most-watched Spanish-language broadcast television network in the United States among U.S. Hispanics, available in approximately 90% of U.S. Hispanic television households, and is the most watched television network (English- or Spanish-language) among U.S. Hispanic households during prime time among Hispanics 2+ years of age. Univision’s primary network, together with its UniMás network, have more than double the television prime time audience share of the Telemundo network among Hispanic persons 2+ years of age as of May 2017. We operate both Univision and UniMás affiliates in 20 of our 24 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day, seven days a week. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

Television Programming

Univision Primary Network Programming. Univision directs its programming primarily toward a young, family-oriented audience. It begins daily with Despierta America, a variety morning program, Monday through Friday, followed by novelas. In the late afternoon and early evening, Univision offers an entertainment magazine, a news magazine and national news, in addition to local news produced by our television stations. During prime time, Univision airs novelas, as well as specials. Prime time is followed by late news. Overnight programming consists primarily of repeats of programming aired previously on the network. Weekend daytime programming begins with children’s programming, and is generally followed by sports, reality, comedy shows and movies.

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

Our Local Programming. We believe that our local news brands our stations in our television markets. We shape our local news to relate to and inform our audiences. Our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in 13 of our television markets among adults 18-49 years of age, including ties, and in 11 markets among adults 18-34 years of age, including ties. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be the most important community voice in each of our local markets. In several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

Network Affiliation Agreements. Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our Univision network affiliation agreement provides certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. The Univision network affiliation agreement expires in 2026, except that it expires in 2021 with respect to our Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C. Under the Univision network affiliation agreement, we retain the right to sell no less than four minutes per hour of the available advertising time on stations that broadcast Univision network programming, and the right to sell approximately four and a half minutes per hour of the available advertising time on stations that broadcast UniMás network programming, subject to adjustment from time to time by Univision.

Our network affiliation agreements with Azteca International Corporation, or Azteca, give us the right to broadcast Azteca America network programming on XHAS-TV, serving the Tijuana/San Diego market, through June 30, 2020, and on the secondary program streams of KXOF-CD, serving the Laredo market, and KVYE-TV, serving the Yuma-El Centro market, through February 12, 2020.

Our network affiliation agreement with Fox Broadcasting Company, or Fox, gives us the right to broadcast Fox network programming on KFXV-LD with a simulcast on KXFX-CD, each serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and KXOF-CD, serving the Laredo market. This agreement expires on April 6, 2018. We are in the process of executing a new agreement with Fox and we expect that to be completed shortly. In the event that the agreement with Fox is not renewed for any reason, we do not believe it would have a material adverse effect on our operations as a whole.

We also have agreements with Master Distribution Service, Inc., an affiliate of Fox, which give us the right to provide ten hours per week of MyNetworkTV network programming on KFXV-LD, KXOF-CD, XDTV-TV and KPSE-LD. These agreements expire in September 2018 and may be extended for successive one-year periods by mutual consent of the parties.

Our network affiliation agreement with The CW Network, LLC, or CW, gives us the right to broadcast CW network programming through 2021 on KCWT-CD and on the secondary program streams of KFXV-LD and KNVO-TV, each serving the Harlingen-Weslaco-Brownsville-McAllen market, and on XHRIO-TV serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and through September 2018 on KRNS-CD and on the secondary program stream of KREN-TV, both serving the Reno, Nevada market.

Our network affiliation agreement with NBC Universal Media, LLC, or NBC, gives us the right to broadcast NBC network programming on KMIR-TV, serving the Palm Springs Market, through December 31, 2018.

On January 16, 2018, we completed the acquisition of television station KMCC-TV, which serves the Las Vegas, Nevada area, for an aggregate $3.6 million. We have entered into two agreements with subsidiaries of Luken Communications, LLC, collectively referred to as Luken, one of which (with Tuff TV, LLC) gives us the right to broadcast The Action Channel on KMCC-TV and the other of which (with The Heartland Network, LLC) gives us the right to broadcast The Heartland Network on the secondary stream of KMCC-TV. Our current agreement with Luken expired on March 25, 2018. We have entered into negotiations with regard to network programming on KMCC-TV. However, we cannot guarantee that we will enter into any network affiliation agreements with Luken or anyone else, or such agreements on terms satisfactory to us, that would give us the right to continue broadcast programming on KMCC-TV. In the event that the agreement with Luken is not renewed for any reason and/or we do not enter into an alternative network affiliation agreement, we do not believe it would have a material adverse effect on our operations as a whole.

Our network affiliation agreement with LATV Networks, LLC, or LATV, gives us the right to broadcast LATV network programming on the digital streams of certain of our television stations. Either party may terminate the affiliation with respect to a given station 30 months after the launch of such station. Under the LATV network affiliation agreement, there are no fees paid for the carriage of programming, and we generally retain the right to sell approximately five minutes per hour of available advertising time. Walter F. Ulloa, our Chairman and Chief Executive Officer, is a director, officer and principal stockholder of LATV.

We cannot guarantee that any of our current network affiliation agreements will be renewed beyond their respective expiration dates under their current terms, under terms satisfactory to us, or at all.

Marketing Agreements. Our marketing and sales agreements with Univision give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates through 2021 in Orlando, Tampa and Washington, D.C. and through 2026 in Albuquerque, Boston and Denver. We have also entered into marketing and sales agreements with other parties in certain of our other markets.

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

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	351,810	307,320	87.4%	KNVO-TV KTFV-CD (1) KFXV-LD KXFX-CD (1) KCWT-CD (1)	Univision UniMás Fox Fox CW
Orlando-Daytona Beach-Melbourne, Florida	12	1,531,130	279,060	18.2%	WVEN-TV (2) W47DA (2) WVCI-LP (2) WOTF-TV	Univision Univision Univision UniMás
Albuquerque-Santa Fe, New Mexico	14	674,930	262,700	38.9%	KLUZ-TV (2) KTFQ-TV	Univision UniMás
Washington, D.C.	16	2,492,170	254,910	10.2%	WFDC-TV (2) WMDO-CD (1) WJAL-TV	Univision UniMás LATV
San Diego, California	17	1,002,770	254,600	25.4%	KBNT-CD (1) KHAX-LP KDTF-LD KTCD-LP	Univision Univision UniMás LATV
Tampa-St. Petersburg (Sarasota), Florida	18	1,879,760	252,230	13.4%	WVEA-TV (2) WFTT-TV	Univision UniMás
Denver-Boulder, Colorado	19	1,589,560	247,130	15.5%	KCEC-TV (2) KTFD-TV	Univision UniMás
El Paso, Texas	20	318,260	231,440	72.7%	KINT-TV KTFN-TV	Univision UniMás
Boston, Massachusetts	21	2,425,440	194,950	8.0%	WUNI-TV (2) WUTF-TV	Univision UniMás
Las Vegas, Nevada	24	757,400	172,760	22.8%	KINC-TV KNTL-LP KWWB-LP KELV-LD KMCC-TV	Univision Univision Univision UniMás The Action Channel
Corpus Christi, Texas	28	198,820	113,980	57.3%	KORO-TV KCRP-CD (1)	Univision UniMás
Hartford-New Haven, Connecticut	29	921,500	108,280	11.8%	WUVN-TV WUTH-CD (1)	Univision UniMás
Monterey-Salinas-Santa Cruz, California	35	217,560	78,430	36.0%	KSMS-TV KDJT-CD (1) KCBA-TV (2)	Univision UniMás Fox
Odessa-Midland, Texas	36	153,830	73,150	47.6%	KUPB-TV	Univision
Laredo, Texas	39	70,980	66,900	94.3%	KLDO-TV KETF-CD (1) KXOF-CD (1)	Univision UniMás Fox
Yuma, Arizona-El Centro, California	40	105,690	66,620	63.0%	KVYE-TV KAJB-TV (2)	Univision UniMás

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Colorado Springs-Pueblo, Colorado	42	344,250	62,740	18.2%	KVSN-TV KGHB-CD (1)	Univision UniMás
Santa Barbara-Santa Maria-San Luis Obispo, California	48	222,190	57,150	25.7%	KPMR-TV K17GD-D (1) K50LZ-D (1) KTSB-CD (1) K10OG-D (1)	Univision Univision Univision UniMás UniMás
Palm Springs, California	49	152,840	55,640	36.4%	KVER-CD (1) KVES-LD KEVC-CD (1) KMIR-TV KPSE-LD	Univision Univision UniMás NBC MyNetworkTV
Lubbock, Texas	51	153,370	53,870	35.1%	KBZO-LD	Univision
Wichita-Hutchinson, Kansas	57	416,400	43,950	10.6%	KDCU-TV	Univision
Reno, Nevada	62	263,990	41,150	15.6%	KREN-TV KRNS-CD (1)	Univision CW
Springfield-Holyoke, Massachusetts	64	237,580	37,150	15.6%	WHTX-LD	Univision
San Angelo, Texas	92	54,100	18,550	34.3%	KEUS-LD KANG-LP	Univision UniMás
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XDTV-TV (3)	MyNetworkTV
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV (3)	Azteca
Matamoros, Tamaulipas, Mexico (Harlingen-Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV (3)	CW

Source: Nielsen Media Research 2018 universe estimates.

(1)	“CD” in call signs indicates that a station is operated as a Class A digital television service. Certain stations without this “CD” designation are also Class A stations.
(2)	We provide the sales and marketing function of this station under a marketing and sales arrangement.
(3)

We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.

Digital Television Technology. As we continue to implement new digital television transmission technology for our television stations, we are operating in an environment where we can decide the resolution and number of broadcast streams we provide in our over-the-air transmissions. Depending upon how high a resolution level with which we elect to transmit our programming, we have the potential to transmit over-the-air broadcast streams containing multiple program streams using the bandwidth authorized to each digital station. The transmission of such multiple programming streams is referred to as multicasting. We currently are multicasting network programming streams, primarily UniMás network programming and LATV network programming streams, at a number of our stations, along with our primary program streams. In addition, we are multicasting CW, MyNetworkTV and other network programming in certain of our markets. We periodically evaluate these multicasting operations as well as the amount of bandwidth we must allocate to our primary program streams and may consider either expanding or limiting our multicasting operations, or keeping these multicasting operations substantially as at present, in the future. We also continue to monitor developments in digital television technology that offer the opportunity to marry elements of broadcasting and broadband along with higher levels of video resolution.

Television Revenue

Approximately 64% of the revenue generated from our television operations in 2017 was derived from revenue from spectrum usage rights, approximately 28% from local and national advertising, and approximately 8% from retransmission consent revenue.

Revenue from Spectrum Usage Rights. We generate revenue from agreements associated with our television stations’ spectrum usage rights from a variety of sources, including but not limited to entering into agreements with third parties to utilize excess spectrum for the broadcast of their multicast networks, charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with broadcasting operations, and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements.  Revenue from such agreements is recognized over the period of the lease or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference. In 2017, revenue from spectrum usage rights accounted for approximately 64% of our total television revenue.

Local Advertising. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2017, local advertising accounted for approximately 15% of our total television revenue.

National Advertising. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. We typically engage national sales representative firms to work with our station sales managers and solicit national advertising sales, and we pay certain sales representation fees to these firms relating to national advertising sales. Under our network affiliation agreement with Univision, Univision acts as our sales representative for the sale of national advertising on our Univision and UniMás affiliate television stations, and advertisers which have purchased national advertising on these affiliate stations include Charter Communications, Inc., Nissan Motor Co., Ltd., Toyota Motor Corporation, Ford Motor Company, Cox Communications, Inc., Fiat Chrysler Automobiles N.V., General Motors Company, McDonald’s Corporation, Conn’s, Inc., and H-E-B. Azteca America acts as our national sales representative for the sale of national advertising on our Azteca affiliate station, Katz Communications, Inc. acts as our national sales representative for the sale of national advertising on KMIR-TV and KPSE-TV in Palm Springs market, and Entravision Solutions, one of our divisions, acts as our national sales representative for the sale of national advertising on our stations that broadcast Fox, CW and MyNetworkTV (other than KPSE-TV) network programming. In 2017, national advertising accounted for approximately 13% of our total television revenue.

Retransmission Consent Revenue. We generate retransmission consent revenue from retransmission consent agreements that are entered into with MVPDs. This revenue represents payments from these entities for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. In addition, we generally pay either a per subscriber fee or share the retransmission consent revenue received from MVPDs with the network providing the programming, which is known in the television industry as reverse network compensation. For the years ended December 31, 2017 and 2016, retransmission consent revenue accounted for approximately $31.4 million and $29.6 million, respectively.

Under our proxy agreement with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. On October 2, 2017, we entered into the current proxy agreement with Univision, which superseded and replaced the prior comparable agreement with Univision.  The term of this new proxy agreement expires on December 31, 2021 for our Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C, and on December 31, 2026 with respect to our Univision and UniMás network affiliate stations in Albuquerque, Boston and Denver.

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

In 2017, retransmission consent revenue accounted for approximately 8% of our total television revenue. We anticipate that retransmission consent revenue will continue to be an important source of net revenues in future periods.

Television Marketing/Audience Research

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

Television Competition

We face intense competition in the television broadcasting business. In each local television market, we compete for viewers and revenue with other local television stations, which are typically the local affiliates of the four principal English-language television networks, NBC, ABC, CBS and Fox and, in certain cities, the CW Network. In certain markets, we also compete with the local affiliates or owned and operated stations of Telemundo, the Spanish-language television network now owned by Comcast, as well as Azteca.

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

We believe that our primary competitive advantages are the quality of the programming we receive through our affiliation with Univision and the quality of our local news. Univision’s primary network is the most-watched Spanish-language network in the United States during prime time among U.S. Hispanics. Similarly, our local news achieves strong audience ratings. Our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in 13 of our television markets among adults 18-49 years of age and in 11 markets among adults 18-34 years of age, including ties.

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

Radio Formats. Each of our two radio networks produce a music format that is simultaneously distributed via MPLS with a high definition quality sound to our stations. Each of these formats appeals to different listener preferences:

•

“La Tricolor” is a personality-driven format primarily targeting male Hispanic listeners 18-49 years of age that airs on 17 of our stations.  The format includes “LM Show” in the morning drive, which features Latino celebrity news and entertainment; “Carla La Plebe” during midday hours; “Erazno y La Chokolata” in the afternoon drive, which is a parody-based comedy program syndicated on an additional 79 stations; and Mexican regional music.

•

“La Suavecita” is a Mexican regional music format targeting Hispanic women 25-49 years of age and Hispanic adults 25-54 years of age that airs on 17 of our stations.  The format features Grupero/Cumbia music and includes “El Genio” Alex Lucas in the mornings; “El Show de Piolin” during midday hours; “Armida y La Flaka” in afternoon drive; and “Evenings with Mayra” at night.

We also broadcast in Spanish National Football League games, such as Sunday Night Football and the American Football Conference playoffs, for 28 radio stations.

Our radio networks are broadcast in 14 of the 16 radio markets that we serve. In addition, in markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe appeals to local listeners, including the following:

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
•

In the Phoenix, El Paso, Lubbock, Stockton and Albuquerque markets, we program “ESPN Deportes”, a Spanish-language sports talk format targeting primarily Hispanic adults 18-54 years of age, that is provided to us by a third party pursuant to a network affiliation agreement; and

•

In the Sacramento market, we program two English-language formats, a contemporary hit format targeting primarily females 18-34 years of age and a young country format targeting primarily adults 18-49 years of age.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	La Tricolor (1) La Tricolor (1) La Tricolor (1) La Suavecita (1) La Suavecita (1) La Suavecita (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	La Suavecita
Phoenix, Arizona	9	KLNZ-FM KDVA-FM KVVA-FM KBMB-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor La Suavecita La Suavecita ESPN Deportes
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) La Tricolor La Suavecita Adult Contemporary (English)
Sacramento-Stockton-Modesto, California	11	KRCX-FM KNTY-FM KHHM-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	La Tricolor Country (English) Contemporary Hit (English) La Suavecita La Tricolor ESPN Deportes La Suavecita (1) La Suavecita (1)
Orlando-Daytona Beach-Melbourne, Florida	12	WNUE-FM	98.1	MHz	Salsa 98.1
Albuquerque-Santa Fe, New Mexico	14	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	La Tricolor ESPN Deportes
Denver-Boulder, Colorado Aspen, Colorado	19	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	La Suavecita La Tricolor La Suavecita La Tricolor
El Paso, Texas	20	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	Oldies (English) La Suavecita La Tricolor ESPN Deportes Oldies (English)
Las Vegas, Nevada	24	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	La Suavecita La Tricolor
Monterey-Salinas-Santa Cruz, California	35	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor La Suavecita Time Brokered (2)
Yuma, Arizona-El Centro, California	40	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	La Suavecita La Tricolor Time Brokered (2)
Palm Springs, California	49	KLOB-FM	94.7	MHz	La Suavecita
		KPST-FM	103.5	MHz	La Tricolor
Lubbock, Texas	51	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor ESPN Deportes
Reno, Nevada	62	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2018 estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Radio Advertising

Substantially all of the revenue generated from our radio operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff, and also from a third-party network inventory agreement, digital, and non-traditional revenue. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force, in each of our markets, that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2017, local advertising revenue accounted for approximately 65% of our total radio revenue.

National. National advertising revenue generally represents spot and network revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. Entravision Solutions, one of our divisions, typically acts as a national sales representative to solicit national advertising sales on our Spanish-language radio stations. In 2017, national advertising revenue accounted for approximately 35% of our total radio revenue.

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

•

satellite- and internet protocol network-delivered digital audio services—with both commercial-free and lower commercial load channels—which have expanded their subscriber base and have introduced dedicated Spanish-language channels; and

•	In-Band On-Channel™ digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional FM radio services.

Advertisers allocate finite advertising budgets across different media. We believe the advent of new technologies may result in continued emphasis by certain advertisers on these new technologies compared to radio. Accordingly, while we also believe that none of these new technologies can completely replace local broadcast radio stations due to the fact of localism that broadcast radio offers, the challenges from new technologies will continue to require attention from management. Among other things, we intend to continue to review potential opportunities to utilize such new technologies in our radio operations where appropriate.

Digital

Overview

We provide digital advertising solutions that allow advertisers to reach global online audiences, through operations that are located primarily in Spain, Mexico, Argentina and other countries in Latin America. We operate proprietary technology and data platforms that deliver digital advertising in various advertising formats to allow advertisers to reach those audiences across a wide range of Internet-connected devices on our owned and operated digital media sites, the digital media sites of our publisher partners, or owners of Internet and mobile sites and software applications, or apps, that contain premium digital content and digital advertising inventory who provide us with access to their digital advertising inventory, and on other digital media sites we access through third-party platforms and exchanges. We access data from these digital media sites and apps and apply our proprietary data analytics capabilities to better target and aggregate audience segments that will be relevant to individual advertisers, while allowing the publishers of digital media sites and apps to better sell their digital advertising inventory.

Our Solutions and Technology Platform

Through our suite of digital advertising solutions, including the Headway Digital programmatic advertising platform, the Mobrain mobile advertising platform, and the Pulpo Media advertising network, we offer advertisers the opportunity to reach and engage with their target audiences by providing access to premium digital inventory at scale across a wide range of devices.  Our significant audience reach, access to a large volume of digital advertising space, sophisticated targeting capabilities and broad array of advertising formats allow us to deliver marketing solutions that can help grow our clients’ businesses. Through analytics, we also enable advertisers to gain insights into the performance of their advertising campaigns and manage those campaigns with a view toward maximizing return on their advertising investment.

We believe that key benefits of our digital advertising solutions include the following:

Sophisticated targeting. Our platform and solutions specifically identify and reach online audiences across a wide range of Internet-connected devices.

We believe that one of the main strengths of our platform is that it accesses and analyzes large amounts of data to provide a unique, multidimensional view of individual consumer profiles. This understanding allows advertisers to more effectively reach consumers and engage with them more effectively.

We have also developed a number of audience categories to which advertisers can target their ads. Audience categories can be based on a variety of user attributes, including location, demographics, affluence, intent, gender and interests. We identify these attributes and audience categories based upon information we have gathered about online users’ online activity on an anonymous basis, a process known as interest-based or online behavioral advertising. We analyze this data to build sophisticated user profiles and audience groups that, in combination with our proprietary analytics and the real-time decision-making, optimization and targeting capabilities of our platform, enables us to deliver highly targeted advertising campaigns for our advertiser clients, as well as analytics to help them better understand audiences and consumers. As we deliver more ads, we are able to collect additional information about users, audiences and the effectiveness of particular ad campaigns, which in turn enhances our targeting capabilities and allows us to deliver better performance for advertisers and better opportunities for our publisher partners to increase their revenue streams. In addition, advertisers are willing to pay a higher rate for digital advertising when deeper consumer data can be used to help them make their decisions about purchasing advertising and to engage with the consumers whom they desire to reach.

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

Variety of advertising formats. We enable advertisers to deliver a variety of online and mobile advertising formats, including video ads, display banners, rich media and native ad formats. We believe that these advertising formats provide an opportunity for advertisers to create a variety of advertising content that increases audience interaction and engagement, which in turn drives better results for advertisers.

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

Digital Advertising

We provide our advertiser clients with opportunities to reach their target audiences through brand advertising and performance-based advertising. Brand advertising is generally intended to establish a long-term, positive consumer attitude toward an advertiser or its product or service, and brand advertisers typically measure campaign effectiveness using metrics such as reach (how many consumers within the advertiser’s target audience were exposed to the advertisement) and frequency (how many times the consumer within the target audience was exposed to the advertisement). Performance-based advertising is generally intended to induce a specific action, such as clicking on an advertisement, and direct response advertisers typically measure campaign effectiveness using metrics related to consumer response to an advertisement.

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

We typically contract with advertisers or agencies through insertion orders, which set forth campaign parameters such as size and duration of the campaign, type of advertising format and pricing. Digital advertisers and their agencies submit ad insertion orders to us and we fulfill those orders by delivering their digital advertisements to audiences through digital media properties. We are typically paid by advertisers on the basis of the number of viewer impressions to whom an advertisement is delivered, known as a cost per thousand basis, or on the basis of the number or type of actions taken by viewers to whom an advertisement is delivered, known as a cost per action basis. We generally pay our publisher partners a negotiated percentage of this revenue. Prior to running an advertising campaign, the advertiser or agency may work with our creative team to provide the creative direction of the campaign and design in order to most effectively reach the audiences most desirable to it.

Our Digital Customers

Our digital customer base consists primarily of advertisers of all sizes and the advertising agencies that represent them. For the year ended December 31, 2017, we had over 3,600 advertising clients, including top brand advertisers from nearly all major industries, including automotive, consumer products, services, healthcare, telecommunications, travel, retail, finance and media.  Digital revenue from individual advertisers varies from period to period. We do not believe that our business is substantially dependent upon any individual advertiser, and no individual advertiser represented more than 5% of our digital revenue for the year ended December 31, 2017.

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

Digital Competition

The digital advertising market is dynamic, rapidly changing and highly competitive, influenced by trends in both the overall advertising market as well as the digital advertising market. We compete with large online digital companies such as Facebook, Inc. and Google, Inc., as well as other publishers who attract advertisers to their digital offerings, as well as other advertising technology companies and advertising networks. In the television and radio broadcast space, our digital operations also compete for advertising commitments with television broadcasters, cable television networks, radio broadcasters, print media and other traditional publishers. Many of our competitors in this space have significant client relationships, much larger financial resources and longer operating histories than we have.

We believe that the principal competitive factors in digital media include effective audience targeting capabilities, multi-device campaign delivery capability, proven and scalable technologies, audience scale and reach, relationships with leading advertisers and their respective agencies, brand awareness and reputation, ability to gather and use data to deliver more relevant ads, ability to ensure brand safety, ability to prevent click fraud and use of analytics to effectively measure performance. We believe that we compete favorably with respect to all of these factors and that we are well-positioned to be a leading provider of digital advertising solutions to reach audiences globally.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting and digital media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In our television and radio segments, our second and third fiscal quarters generally produce the highest net revenue for the year. In our digital segment, net revenue generally increases in each fiscal quarter over the course of the year. In addition, advertising revenue across our segments is generally higher during presidential election years (2016, 2020, etc.) resulting from significant political advertising and, to a lesser degree, Congressional off-year election years (2018, 2022, etc.), resulting from increased political advertising, compared to other years.

Intellectual Property

We believe that our ability to protect our intellectual property is an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, copyrights, trademarks and contracts. We have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment of inventions agreements with employees, independent contractors, consultants and companies with which we conduct business. While we believe that such measures are generally effective, we cannot guarantee that such measures will adequately protect our intellectual property from use, misuse or infringement by others

In the course of our business, we use various trademarks, trade names and service marks, including our logos and FCC call letters, in our advertising and promotions, as well as proprietary technology platforms and other technology. Some of our technology relies upon third party licensed intellectual property. We do not hold or depend upon any material patent, government license, franchise or concession, except our broadcast licenses granted by the FCC.

Employees

As of December 31, 2017, we had approximately 1,259 full-time employees worldwide.  Approximately 958 of those full-time employees are in the United States, including 678 full-time employees in our television segment, 248 full-time employees in our radio segment, and 32 full-time employees in our digital media segment. As of December 31, 2017, three of our full-time television segment employees in the United States were represented by a labor union that has entered into a collective bargaining agreement with us.

We have 51 full-time employees in Mexico in our television segment, of whom 27 are covered by a collective bargaining agreement, which automatically renews annually on March 31.  There are also two part-time employees in Mexico in our television segment, covered by this collective bargaining agreement.

As of December 31, 2017, we had 141full-time employees and three part-time employees in Argentina, four full-time employees in Brazil, three full-time employees in Chile, one full-time employee in Costa Rica, six full-time employees in Colombia, 10 full-time employees in Israel, 42 full-time employees and three part-time employees in Mexico, 36 full-time employees in Spain, and seven full-time employees and one part-time employee in Uruguay, in our digital segment.  None of these employees is a member of a union or covered by a collective bargaining agreement.

We believe that our relations with our employees and these unions are generally good.

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

•	changes in the operating rules and policies for AM and FM broadcasting; and
•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

Under the Communications Act, a broadcast license may not, absent a public interest determination by the FCC, be granted to or held by persons who are not U.S. citizens, by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, or foreign governments or their representatives or by non-U.S. corporations. The FCC, recognizing its authority to allow foreign ownership in excess of these safe harbor levels and to allow for greater foreign investment in domestic broadcast media, has established new policies and practices allowing broadcast licensees to file petitions for declaratory ruling requesting approval (i) of up to and including 100% aggregate foreign ownership by unnamed and future foreign investors in the controlling U.S. parent of a broadcast licensee, (ii) for any named foreign investor who proposes to acquire less than 100% controlling interest to increase the interest to 100% in the future, and (iii) for any non-controlling named foreign investor to increase its interest up to 49.99% in the future.  The new rules also establish that a broadcast licensee only needs to obtain specific approval for foreign investors holding more than 5% interest, and in certain circumstances more than 10% interest, in the U.S. parent of the broadcast licensee, or a controlling interest in the U.S. parent. The licenses for our stations could be revoked if our outstanding capital stock is issued to or for the benefit of non-U.S. citizens in excess of these limitations or in violation of the procedures adopted by the FCC. Our restated certificate of incorporation restricts the ownership and voting of our capital stock to enable us to comply with foreign ownership limitations.

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

A time brokerage agreement with another television or radio station in the same market creates an attributable interest in the brokered television or radio station as well for purposes of the FCC’s local television or radio station ownership rules, if the agreement affects more than 15% of the brokered television or radio station’s weekly broadcast hours. Likewise, a joint sales agreement (“JSA”) involving radio stations creates a similar attributable interest for the broadcast station that is undertaking the sales function. As for television stations, the FCC adopted and then eliminated the concept of attribution for television JSAs, in its quadrennial ownership proceeding that is subject to judicial review.

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

Pursuant to the Communications Act, the FCC is required, on a quadrennial basis, to review its media ownership rules. The FCC began the most recent such review in 2010. In 2014, the FCC initiated a new Quadrennial Review and incorporated the existing 2010 record into that proceeding.  Among the actions ultimately taken by the FCC were ones to eliminate the newspaper/broadcast cross-ownership rule, eliminate the radio-television cross-ownership rule, eliminate the so-called “eight voices” test that made it difficult to own more than one station in a smaller market, and to allow for a case-by-case review of the prohibition on ownership of the two of the top four stations in a market. The 2014 proceeding was ultimately completed in late 2016, then reconsidered in late 2017,  and is presently the subject of judicial review.

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

In establishing a national cap by statute, Congress did not make mention of the FCC’s UHF discount policy, whereby UHF stations are deemed to serve only one-half of the population in their television markets. The FCC had abolished its UHF discount policy, but grandfathered ownership interests in place at the time of the decision. However, that decision was recently reconsidered by the FCC and the UHF discount policy was reinstated. The FCC has previously determined that Univision’s television station interests are attributable to certain of our television interests in determining the television interests we must count for local and national multiple ownership purposes. The FCC decision reinstating the UHF is presently the subject of judicial review. In addition, the FCC has commenced a rulemaking process to consider both the nationwide cap and the UHF discount. Should the UHF discount be eliminated or the nationwide cap be interpreted to treat all stations on an equal basis, we may, in the absence of a grandfathering provision, have to divest stations or, should there be a grandfathering provision, be limited in our ability to acquire additional television stations.

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

For the three-year period commencing on January 1, 2018, we generally elected “retransmission consent” in notifying the MVPDs that carry our full-service television programming in our television markets. We have arrangements or have entered into agreements with nearly all of our MVPDs as to the terms of the carriage of our television stations and the compensation we will receive for granting such carriage rights, including through our national program supplier for Spanish-language programming, Univision, for our Univision- and UniMás-affiliated television stations, for the three-year period. As previously discussed, television stations in the same television market that are not commonly-controlled are not permitted to engage in joint negotiations for retransmission consent. This rule prohibits us and Univision from negotiating retransmission consent jointly, or from coordinating such negotiations, in those television markets where both companies own television stations.

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

The FCC has required full-power and Class A television stations in the United States to operate in digital television.  The transition date for low-power television stations to convert to digital or halt operations has been postponed until July 13, 2021. We have timely completed the digital transition of all of our full-power and Class A television stations to the digital mode. We are in the process of transitioning certain of our low-power stations to the digital mode where we believe is in our best interest to do so. We will make additional decisions during the post-auction and repacking period, as we determine the availability of spectrum to accommodate our low-power television stations.

The FCC has adopted rules to permit low-power stations to operate on a paired or stand-alone basis in digital service. We have secured authority for certain of our low-power stations to have paired operations or operate in digital. In certain cases, we have requested authority to “flash cut” certain of our low-power stations to digital service. In those markets where no spectrum was available for paired operations, we will make a decision to switch individual stations from analog to digital service based on the viewing patterns of our viewers. We continue to review future use of certain of our low-power stations that continue to operate in analog and will determine whether to switch them to digital in advance of the deadline.

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

In order to achieve this spectrum reallocation, Congress enacted legislation and the FCC established a mechanism for broadcasters to participate in a “voluntary incentive auction” in which interested station owners would offer the spectrum usage rights of their stations in a “reverse auction”, providing spectrum usage rights for wireless operators to purchase in a simultaneous or future “forward auction”. Through a series of rulemaking proceedings, the FCC established how stations would be valued, what percentage of the auction payments would go to broadcasters, and what rights, if any, stations that relinquished spectrum usage rights or stations agreeing to share spectrum usage rights would retain following the completion of the auction process. Following the completion of the auction process in 2017, the FCC provided for a repacking of the television band, commencing in late 2018 and extending until mid-2020, in order to deal with the reduction in spectrum available for over-the-air broadcast stations.  This repacking will have an impact certain of our full-service and Class A stations which have to be relocated, and the levels of interference protection and other regulatory provisions may be altered to accommodate the reduction in available broadcast channels. The FCC has been authorized to use certain of the proceeds derived from the auction to reimburse broadcasters for certain costs associated with such repacking and where our stations are affected by the repacking, we have sought reimbursement to limit the economic impact of repacking on us.

The auction began on March 29, 2016 and bidding for broadcasters concluded on January 13, 2017. The auction process resulted in the FCC recovering from broadcasters 84 MHz, or the equivalent of 14 television channels of 6 MHz each.  The reduction in the amount of spectrum recovered, from 120 MHz to 84 MHz, set the stage for the repacking process, affecting certain of our broadcast television stations.

We applied to participate in the reverse auction to monetize a portion of our spectrum usage rights.  We returned the spectrum for four of our full-service and Class A stations and we received proceeds of approximately $264 million in 2017.  Under the terms of the incentive auction, stations that returned their spectrum were entitled to engage subsequently in channel sharing arrangements.  Under a channel sharing arrangement, a station that has returned spectrum (known as a sharee) enters into an agreement, meeting certain requirements set by the FCC, with another station that has not returned spectrum (known as the sharer), and the two parties then divide the authorized spectrum of the sharer enabling both to continue to transmit programming but with smaller amounts of bandwidth.  A reduction in bandwidth may reduce the ability of a station in offering multicast programming and the revenue that can be derived from such service.  In the case of two of our stations that returned spectrum, they are engaged in channel sharing with other of our stations.  In the case of the other two stations, we have signed channel sharing agreements with third parties and expended certain of the incentive auction proceeds as consideration for the third parties to serve as our sharers.

The reduction in available spectrum arising from the post-auction repacking process may also have a detrimental impact on low-power stations (other than Class A stations), which are not protected owing to their secondary status.

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

Compliance with privacy, data protection and data security laws plays a significant role in our business. In the United States, both federal and state laws regulate activities inherent to digital advertising, including the collection, use, sharing, and distribution of consumer data by us and by companies with which we do business in the course of providing digital media services. We also rely on the services of third parties in gathering, using and storing consumer data, and these parties’ compliance with applicable laws affects our own compliance status. Because we interact with consumers outside the United States and provide services to advertisers who themselves interact with those consumers, the laws of other jurisdictions may also apply to the types of services we provide and to the gathering, use, and sharing of the personal information of our viewers, listeners, and digital media users. Privacy and data protection regulations have gained substantial publicity and attention in light of growing consumer expectations both for enhanced services as well as privacy, especially in light of publicized data breach incidents and allegations of undisclosed and uncontested use of consumers’ personal information, and increasingly are the subject of regulatory attention and enforcement as well as private litigation often taking the form of consumer class actions. The regulatory standards continue to evolve in ways that impose additional compliance costs and risks on businesses, like ours, that possess and/or process consumer data.

Online advertising activities in the United States primarily have been subject to regulation and enforcement by the Federal Trade Commission, or FTC, which principally relies on its enforcement authority under Section 5 of the Federal Trade Commission Act to investigate and respond to allegedly unfair or deceptive acts and practices. Section 5 has been the primary regulatory tool used to respond to claims of deceptive or inadequate privacy policies, inadequate data security practices and misuse of consumer data. The FTC’s enforcement focus has included close attention to the mobile advertising industry. For example, in December 2012, the FTC adopted amendments to rules under the Children's Online Privacy Protection Act, or COPPA, which went into effect in July 2013. These amendments broaden the potential applicability of COPPA compliance obligations to our activities and those of our clients when interacting with children. For example, the FTC’s testimonial and endorsement guidelines were updated in late 2009 and provide additional and expanded guidance for advertising practices using endorsements, testimonials, and similar content. In addition to formal rules and guidelines, the FTC’s active enforcement in the digital media industry creates evolving precedent for challenging digital advertising practices as deceptive or unfair.  State consumer protection laws and the enforcement of those laws by state attorneys general also impose substantial compliance risks on our business.  By way of further example, California’s parallel children’s privacy law also has been expanded and potentially reaches consumers not covered by COPPA.

The FTC has devoted particular attention to businesses within the digital media channel where the FTC has determined that potentially abusive practices have occurred or are likely to occur. The FTC focuses its enforcement resources on the accuracy of consumer disclosures, data practices transparency, consumer tracking, and data aggregation. More recently, the FTC has communicated its intention to focus on the use of data to disadvantage vulnerable or minority communities, and particular attention has been paid to data brokers and aggregators of the type that may assist us in creating consumer profiles and in serving advertisements. In some circumstances, the FTC has taken the position that advertisers may be liable for the acts of channel partners and has successfully brought enforcement actions against parties based on the activities of their channel partners. This creates the possibility of enforcement risk for acts other than our own.

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

The issue of privacy in the digital media industry is still evolving. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, retain, augment, analyze, use and share consumer data, such as by regulating the level of consumer notice and consent required before a company can employ “cookies” or other electronic tools to track online activities. Enforcement bodies are developing rules and enforcement standards applicable to the collection, storage and use of geolocation data, biometric data, transparency of consumer data profile creation and management, and consumer access to and control over their individual online profiles and the collection of consumer data through “Internet of Things” technology. The privacy and data security laws of Mexico, though still evolving, present a particular compliance obligation given our relationship with Mexican consumers. Mexican law mandates the application of adequate data security measures and the consent of individuals before processing their personal information.

The European Union, or EU, and its member states traditionally have regulated digital advertising practices pursuant to Directive 95/46/EC (commonly known as the “Data Protection Directive”) and implementing national legislation. The EU recently enacted a comprehensive EU-wide General Data Protection Regulation (“Regulation”) that will replace the current Data Protection Directive beginning in May 2018. The Regulation reaches a greater range of data processing practices that occur outside of the EU than was the case under the Data Protection Directive, imposes substantially greater penalties for its violation, and imposes greater notice, consent, and data processing obligations than did the Data Protection Directive. Current and developing EU law, among other things, requires advertisers to obtain specific types of explicit notice to and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements, increases monetary penalties for non-compliance, extends the extraterritorial reach of EU data protection laws, and grants consumers the rights in some circumstances to require that their data no longer be stored or processed. It remains a possibility that additional legislation may be passed or regulations may be enacted in the future. The Regulation increases monetary penalties for its breach that can equal 4% of an enterprise’s gross global turnover.  The decision by the United Kingdom to begin the process of withdrawing from the EU, and its eventual withdrawal, has created new uncertainty as to the scope and content of U.K. privacy laws. Additionally, other jurisdictions continue to develop enhanced data protection and security laws.

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

We require significant additional capital for general working capital and debt service needs. If our cash flow and existing working capital are not sufficient to fund our general working capital and debt service requirements, we will have to raise additional funds by selling equity, issuing debt, refinancing some or all of our existing debt, selling assets or subsidiaries and/or curtailing certain operations. None of these alternatives for raising additional funds may be available, or available on terms satisfactory to us, in amounts sufficient for us to meet our requirements. In addition, our ability to raise additional funds and engage in acquisitions and divestitures is limited by the terms of the 2017 Credit Agreement. Our failure to obtain any required new financing may, if needed, could have a material adverse effect on our results of operations and financial condition.

Our substantial level of debt could limit our ability to grow and compete.

Our total indebtedness was approximately $299.3 million as of December 31, 2017. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of the 2017 Credit Agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged substantially all of our assets and our existing and future domestic subsidiaries to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If amounts outstanding under the 2017 Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full the money owed to such lender.

Our substantial indebtedness could have important consequences to our business, including without limitation:

•	preventing us, under the terms of the 2017 Credit Agreement, from obtaining additional financing to grow our business and compete effectively;
•

limiting our ability, as a practical matter, to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes; and

•	placing us at a disadvantage compared to those of our competitors who have less debt.

The 2017 Credit Agreement contains various covenants that limit management’s discretion in the operation of our business and could limit our ability to grow and compete.

Subject to certain exceptions, the 2017 Credit Agreement contains covenants that limit the ability of us and our restricted subsidiaries to, among other things:

•	incur liens on our property or assets;
•	make certain investments;
•	incur additional indebtedness;
•	consummate any merger, dissolution, liquidation, consolidation or sale of substantially all our assets;
•	make certain acquisitions;
•	dispose of certain assets;
•	make certain restricted payments;
•	enter into substantially different lines of business;
•	enter into certain transactions with affiliates;
•	use loan proceeds to purchase or carry margin stock or for any other prohibited purpose;
•

change or amend the terms of our organizational documents or the organization documents of certain restricted subsidiaries in a materially adverse way to the lenders, or change or amend the terms of certain indebtedness;

•	enter into sale and leaseback transactions;
•	make prepayments of any subordinated indebtedness, subject to certain conditions; and
•	change our fiscal year, or accounting policies or reporting practices.

Moreover, if we fail to comply with certain customary terms of default under the 2017 Credit Agreement, our lenders could:

•	elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or
•	terminate their commitments, if any, to make further extensions of credit.

Any such action by our lenders would have a material adverse effect on our overall business and financial condition.

Historically, we have a history of losses in some periods and income in other periods, although in recent years, we have not experienced net losses. Were we to experience net losses again, our ability to comply with the 2017 Credit Agreement and continue to operate our business as it is presently conducted, could be jeopardized.

We reported net income of $176.3 million and had positive cash flow from operations of $301.5 million for the year ended December 31, 2017. We reported net income of $20.4 million and had positive cash flow from operations of $57.3 million for the year ended December 31, 2016. Additionally, as of December 31, 2017, we had an accumulated deficit of $539.7 million. If we were to experience net losses and/or declining net revenue over a period of time, there could be an adverse effect on our liquidity and capital resources. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to obtain additional equity or debt financing, refinance our existing debt, sell assets and/or curtail certain operations. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. Any default under our 2017 Credit Facility, or inability to renegotiate such agreements or obtain additional financing if needed, would have a material adverse effect on our overall business and financial condition.

If we are not able to properly remediate material weaknesses or are otherwise unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our stock exchange listing or prevent fraud.

As reported in “Item 9A—Controls and Procedures” contained in this report, management identified a material weakness in our internal control over financial reporting for the fiscal year ended December 31, 2017 with respect to the complex accounting matters and the number of control activities necessary to properly present consolidated results due to our expanding business operations and geographic scope, primarily related to our Headway acquisition in April 2017. While we have implemented certain measures that we believe will remediate this material weakness, we can provide no assurance that our remediation efforts will be effective. The Company’s remediation plan is also described in “Item 9A—Controls and Procedures” included elsewhere in this report.

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected or corrected on a timely basis.

If additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, there exists a risk that our consolidated financial statements may contain material misstatements that are unknown to us at that time, and such misstatements could require us to restate our financial results. Our management or our independent registered public accounting firm may identify other material weaknesses in our internal control over financial reporting in the future. The existence of a material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Exchange Act, which could consequently result in the New York Stock Exchange delisting our Class A common stock or other regulatory actions that may be initiated against us by the SEC. Any of these events could have a material adverse effect on the market price of our Class A common stock or on our business, financial condition and results of operations.

Our ability to generate the significant amount of cash needed to service our indebtedness and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. In addition, we may not be able to pay amounts due on our indebtedness.

As of December 31, 2017, we had outstanding total indebtedness of approximately $299.3 million. Our ability to make payments on and refinance our indebtedness, including the amounts borrowed under our 2017 Credit Facility and other financial obligations, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which is subject to many factors, including prevailing economic conditions and financial, business and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our 2017 Credit Facility or otherwise, in amounts sufficient to enable us to service our indebtedness, including the borrowings under our 2017 Credit Facility, or to fund our other liquidity needs. If events or circumstances occur such that we are not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to refinance our existing indebtedness, sell assets, curtail certain operations and/or obtain additional equity or debt financing. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. Because of these and other factors beyond our control, we may be unable to pay the principal, premium, if any, interest or other amounts on our indebtedness.

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

•	our ability to borrow capital on terms and conditions that we find satisfactory, or at all, may be limited, which could limit our ability to refinance our existing debt;
•	potential increased costs of borrowing capital if interest rates rise;
•

our ability to pursue permitted acquisitions or divestitures of television or radio assets may be limited, both as a result of these factors and, with respect to acquisitions and dispositions, limitations contained in our 2017 Credit Agreement;

•	the possible further impairment of some or all of the value of our syndicated programming, goodwill and other intangible assets, including our broadcast licenses; and
•

the possibility that our lenders under the 2017 Credit Facility could refuse to fund its commitment to us or could fail, and we may not be able to replace the financing commitment of any such lender on satisfactory terms, or at all.

Actual or perceived difficulties in the global capital and credit markets have adversely affected, and uncertain or adverse economic conditions may negatively affect, our business, as well as the industries of many of our customers, which are cyclical in nature.

Some of the markets in which our advertisers operate, such as the services, telecommunications, automotive, fast food and restaurants, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. A renewed decline in consumer and business confidence and spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, could again adversely affect the business and economic environment in which we operate, which in turn can affect the profitability of our business. Our business is significantly exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners. These conditions have resulted in the past, and could again result, in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of customer advertising orders, cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. The recurrence of any of these conditions may adversely affect our cash flow, profitability and financial condition. Future disruption of the credit markets, increases in interest rates and/or sluggish economic growth in future periods could adversely affect our customers’ access to or cost of credit, which supports the continuation and expansion of their businesses, and could result in advertising cancellations or suspensions, payment delays or defaults by our customers.

Uncertain economic conditions may affect our financial performance or our ability to forecast our business with accuracy.

Our operations and performance depend primarily on U.S. and, to a lesser extent, international economic conditions and their impact on purchases of advertising by our customers. As a result of the global financial crisis that began in 2008, which was experienced on a broad and extensive scope and scale, and the last recession in the United States, general economic conditions deteriorated significantly, and the economic recovery since that time has been uneven. Economic conditions, including lower economic growth rates, may remain uncertain for the foreseeable future. We believe that this general economic uncertainty may continue in future periods, as our customers alter their purchasing activities in response to the new economic reality, and, among other things, our customers may change or scale back future purchases of advertising. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results. If we are unable to adequately respond to or forecast further changes in demand for advertising, our results of operations, financial condition and business prospects may be materially and adversely affected.

We may be unable to integrate any acquisitions that we undertake successfully, which could disrupt our business and adversely affect our financial conditions and result in operations.

We plan to continue to evaluate opportunities to make future acquisitions as opportunities present themselves, in a manner that is consistent with our overall acquisition strategy.  We cannot accurately predict the timing, size, and success of any currently planned or future acquisitions.  We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify.  Additionally, unforeseen expenses, delays and competition frequently encountered in connection with pursuing acquisition targets could inhibit our growth and negatively impact our operating results.

We also may be unable to effectively complete an integration of the acquired businesses with our own or achieve our desired operating, growth, and performance goals for acquired businesses. The integration of acquired businesses involves numerous risks, including:

•	the potential disruption of our core business;
•	the potential strain on our financial and managerial controls, reporting systems and procedures;
•	potential unknown liabilities associated with the acquired business;
•	costs relating to liabilities which we agree to assume;
•	unanticipated costs associated with the acquisition;
•	diversion of management’s attention from our core business;
•	problems assimilating the purchased operations or technologies;
•	risks associated with entering markets and businesses in which we have little or no prior experience;
•	failure of acquired businesses to achieve expected results;
•	adverse effects on existing business relationships;
•	the risk of impairment charges related to potential write-downs of acquired assets; and
•	the potential inability to create uniform standards, controls, procedures, policies, and information systems.

We cannot assure you that we would be successful in overcoming problems encountered in connection with any acquisitions, and our inability to do so could materially adversely affect our financial condition and results of operations.

We expect to experience certain risk factors in our overseas operations, which risks may increase if and as our overseas operations expand.

Outside the United States, our digital media segment engages in business operations primarily in Spain, Mexico, Argentina and other Latin American countries. We are subject to certain risks inherent in business operations outside the United States. These risks include but are not limited to geopolitical concerns, local politics, governmental instability, socioeconomic disparities, fiscal policies, high inflation and hyper-inflation, currency fluctuations, currency exchange controls, restrictions on repatriating foreign-derived profits to the United States, local regulatory compliance, punitive tariffs, unstable local tax policies, trade embargoes, import and export license requirements, trade restrictions, greater difficulty collecting accounts receivable, unfamiliarity with local laws and regulations, differing legal standards in enforcing or defending our rights in courts or otherwise, the possibility of less favorable intellectual property protection than is provided in the United States, changes in labor conditions, difficulties in staffing and managing international operations, difficulties in finding personnel locally who are capable of complying with the requirements of reporting by a U.S. reporting company, and other cultural differences. Foreign economies may differ favorably or unfavorably from the U.S. economy in growth of gross domestic product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions, and in many other respects.

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

Unlike the United States, most of the countries in which we operate have a civil law system based on written statutes in which judicial decisions have limited precedential value. While we believe that most or all the countries in which we operate have enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, intellectual property, commerce, taxation and trade, our experience in interpreting and enforcing our rights under these laws and regulations is limited, and our future ability to enforce commercial claims or to resolve commercial disputes in any of these countries is therefore unpredictable. These matters may be subject to the exercise of considerable discretion by national, provincial or municipal governments, agencies and/or courts, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence their determination.

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
•

for our television and radio segment, the health of the economy in the area where our television and radio stations are located and in the nation as a whole, and for our digital segment, the health of the economy in the areas where our digital advertising customers, publishers and audiences are located, and globally as a whole;

•	the popularity of our programming and that of our competition;
•	changes in the makeup of the population in the areas where our stations are located;
•

the activities of our competitors, including increased competition from other forms of advertising-based mediums, such as other broadcast television stations, radio stations, MVPDs, Internet and broadband content providers, and publishers and digital advertising technology companies serving in the same markets; and

•	other factors that may be beyond our control.

Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.

We prepare our financial statements in accordance with generally accepted accounting principles, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, the disclosure of contingent assets and liabilities, and our financial statements. We are also required to make certain judgments that affect the reported amounts of revenue and expenses during each reporting period. We periodically evaluate our estimates and assumptions, including those relating to the valuation of intangible assets, investments, income taxes, stock-based compensation, reserves, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable at the time we make those assumptions, based on specific circumstances. Actual results could differ materially from our estimated results. Additionally, changes in accounting standards, assumptions or estimates may have an adverse impact on our financial position, results of operations and cash flows.

The terms of any additional equity or convertible debt financing could contain terms that are superior to the rights of our existing security holders.

Depending upon our future results of operations, and our ability to further reduce costs as necessary and comply with our financing agreements, we may require additional equity or debt financing. If future funds are raised through issuance of stock or convertible debt, these securities could have rights, privileges and preference senior to those of common stock. The sale of additional equity securities or securities convertible into or exchangeable for equity securities could also result in dilution to our current stockholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us or at all.

Any failure to maintain our FCC broadcast licenses could cause a default under our 2017 Credit Facility and cause an acceleration of our indebtedness.

Our 2017 Credit Facility requires us to maintain our FCC licenses. If the FCC were to revoke any of our material licenses, our lender could declare all amounts outstanding under the 2017 Credit Facility to be immediately due and payable. If our indebtedness is accelerated, we may not have sufficient funds to pay the amounts owed.

We have a significant amount of goodwill and other intangible assets and we may never realize the full value of our intangible assets.

Goodwill and intangible assets totaled $348.5 million and $283.9 million at December 31, 2017 and 2016, respectively, primarily attributable to acquisitions in prior years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value.

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

We are dependent on key personnel.

Our business is managed by a small number of key management and operating personnel, and the loss of one or more of these individuals could have a material adverse effect on our business. We believe that our future success will also depend in large part on our ability to attract and retain highly skilled and qualified personnel and to effectively train and manage our employee base.

Our Chief Executive Officer currently has control of our company, giving him the ability to determine the outcome of most actions by our company and its stockholders, including the election of all of our company's directors.

As of March 26, 2018, Walter F. Ulloa, and stockholders affiliated with him, collectively hold approximately 53.5% of the voting power of our common stock. Under Delaware law, these stockholders, by themselves, have the power to elect all the directors of our company and determine the outcome of most matters placed before the stockholders for action.

Stockholders who desire to change control of our company may be prevented from doing so by provisions of our second amended and restated certificate of incorporation and the 2017 Credit Agreement. In addition, other agreements contain provisions that could discourage a takeover.

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

In addition, the 2017 Credit Agreement contains limitations on our ability to enter into a change of control transaction. Under the 2017 Credit Agreement, the occurrence of a change of control would constitute an event of default permitting acceleration of our outstanding indebtedness.

We operate in highly competitive industries subject to changing technologies, and we may not be able to compete successfully.

We operate in highly competitive industries. Our television stations, radio stations and digital media platforms compete for audiences and advertising with other television stations, radio stations and digital media platforms, as well as with other forms of media. Advances in technologies or alternative methods of content delivery, as well as changes in audience or advertiser expectations driven by changes in these or other technologies and methods of content delivery, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, text messaging, streaming video and downloaded content from mobile phones, tablets and other personal video and audio devices. For example, devices that allow users to view or listen to television or radio programs on a time-shifted basis, and technologies which enable users to fast-forward or skip advertisements altogether, such as DVRs and mobile devices, are causing changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of mobile devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations. Additionally, MVPDs, direct-to-home satellite operators, and other sources are developing services (known as “over-the-top” services, operated by MVPDs and others, including Dish Network, DirecTV, YouTube, and Sony) that allow them to transmit targeted programming or limited (“skinny”) bundles of broadcast and non-broadcast programming that may or may not include our stations over the Internet to audiences, potentially leading to increased competition for viewers in our markets. New technologies and methods of buying advertising present an additional competitive challenge, as competitors offer products and services such as the ability to purchase advertising programmatically or bundled offline and online advertising, aimed at capturing advertising spend that previously went to broadcasters.

Our inability, for technological, business or other reasons, to adapt to changes in program offerings and technology on a timely and effective basis, exploit new sources of revenue from these changes, or to enhance, develop, introduce and deliver compelling advertising solutions in response to changing market conditions and technologies or evolving expectations of advertisers may affect our business prospects and results of operations.

We are subject to cybersecurity threats which could lead to business disruptions or data breaches that could damage our reputation, harm our business, expose us to liability and materially adversely affect our results of operations.

We may be subject to disruptions, breaches or cyber-attacks of our secured networks and information technology systems caused by illegal hacking, criminal fraud or impersonation, computer viruses, acts of vandalism or terrorism or employee error, and our security measures or those of any third party service providers we use may not detect or prevent such security breaches. We may incur significant costs to eliminate or alleviate cybersecurity breaches and vulnerabilities, which could be significant, and our efforts to protect against such breaches or vulnerabilities may not be successful. Any such compromise of our information security or the third-party providers on which we rely could also result in the unauthorized publication of our confidential business or proprietary information or the unauthorized release of customer or employee data or a violation of privacy or other laws in the jurisdictions in which we operate. Any of the foregoing could irreparably damage our reputation and business and/or expose us to material monetary liability, which could have a material adverse effect on our results of operations.

Legislation and regulation of digital media businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our digital media technology platform or business model.

U.S. and foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising, including, for example, the online collection and use of anonymous user data and unique device identifiers, such as IP address or unique mobile device identifiers, geo-location data, biometric data, and other privacy and data protection regulation. Such legislation or regulations could affect the costs of doing business online, and could reduce the demand for our digital solutions or otherwise harm our digital operations. For example, a wide variety of state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, such measures may not always be effective. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices. These laws and regulations may impose obligations that are inconsistent with or interfere with our ability to comply with other legal obligations. Any failure, or perceived failure, by us to comply with U.S., federal, state, or international laws, including laws and regulations governing privacy, data security or consumer protection, could result in proceedings against us by governmental entities, consumers or others. Any such proceedings could force us to spend significant amounts in defense of these proceedings, distract our management, result in fines or require us to pay significant monetary damages, damage our reputation, adversely affect the demand for our services, increase our costs of doing business or otherwise cause us to change our business practices or limit or inhibit our ability to operate or expand our digital operations. Because we, at times, rely on third parties to perform functions on our behalf, non-compliance by these third parties with laws and regulations relating to the services they provide to us may subject us to additional legal exposure.

We may be subject to intellectual property rights claims by third parties, which may be extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Third parties may assert claims of infringement of intellectual property rights in proprietary technology against us for which we may be liable. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from operating our business. Although third parties may offer a license to their technology, the terms of any offered license may not be satisfactory to us  and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed such claimant's patents or copyrights, royalties or other fees. Any of these events could seriously harm our business financial condition and results of operations.

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

Our low-power television stations do not have MVPD “must carry” rights. Some of our low-power television stations are carried on MVPDs as they provide broadcast programming the MVPDs desire or are part of the retransmission consent agreements we are party to. Where MVPDs are not contractually required to carry our low-power stations, we face future uncertainty with respect to the availability of MVPD carriage for our low-power stations.

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

As required by the Communications Act and as the regulator of over-the-air broadcasting, the FCC, both on a quadrennial basis and in individual proceedings, continues to review its policies for the ownership of both radio and television stations. To date, however, only a reduction in the nationwide television cap, to 39% of the viewing public, has been the subject of federal legislation. The impact of changes in the FCC’s rules as to how many stations a party may own, operate and/or control, and how these are counted, depends on whether the FCC expands its ownership limits, as it has done in the past, or adopts new limits on ownership, as it has also done as in the case of time brokerage and joint sales agreements. In the case of the former, expanding ownership limits could result in our competitors’ ability to increase their ownership presence in the markets in which we operate. In the case of the latter, as has been discussed herein in connection with the UHF discount and attribution of joint sales agreements, we may be unable to acquire stations in markets where additional station ownership would enable us to achieve operating efficiencies or grow our broadcasting business.

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

With the advent of mobile wireless communications and its use not only for voice but for broadband distribution, the need for spectrum has grown. The FCC has sought to increase the amount of spectrum available for use by wireless broadband services at the expense of over-the-air broadcast services. Available sources of such spectrum are limited and the spectrum allotted for television broadcasting as a source for such spectrum repurposing has been identified as containing spectrum that the FCC seeks to recover in part and make available for wireless broadband use. The FCC has been required by statute to undertake and has now completed an incentive auction involving relinquishing and repurposing broadcast spectrum usage rights that have been auctioned off for what is expected to be wireless service use.  While existing broadcasters that did not relinquish spectrum usage rights as part of the incentive auction are entitled to have their service protected, the future of broadcasting with a smaller and repacked broadcast band cannot be known until the entire process is completed.  In this regard, it cannot be certain how the FCC’s efforts to secure additional spectrum for mobile wireless communications and the incentive auction, including the results of our participation in the incentive auction process and repacking processes that accompany the redistribution of reduced broadcast spectrum, will affect television broadcasting in general and our operations in particular.  There will be many changes in the industry that will depend on the repurposing of spectrum previously used for over-the-air broadcasting, the ultimate results arising from the repacking of broadcast spectrum, the relocation of certain broadcast stations to new positions in the broadcast band during the 39-month repacking period, and the actions and reactions of broadcasters and the viewing public in responding to the new and different broadcast spectrum environment.

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

Changes in the competitive landscape or technology may impact our ability to monetize our spectrum assets

With the proliferation of mobile devices and advances in technology that have freed up excess spectrum capacity, the monetization of our spectrum usage rights has become an integral part of our business in recent years.  We rely on the demand to broadcast multicast networks and demand from telecommunications operators to operate interference free in our markets in order to monetize our spectrum. There are no assurances that this demand will continue in future periods.  Additionally, program offerings and how they are made available as well as technology involving the utilization of spectrum are evolving rapidly. If we were not able, for technological, business or other reasons, to adapt to these changes in technology on a timely and effective basis, our ability to monetize our spectrum assets could be affected and have an adverse impact on our results of operations.

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

The types of properties required to support each of our television stations, radio stations and digital operations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We also own the buildings and/or land used for office, studio and tower facilities at certain of our television and/or radio properties. We own substantially all of the equipment used in our television and radio broadcasting business. We believe that all of our facilities and equipment are adequate to conduct our present operations. We also lease certain facilities and broadcast equipment in the operation of our business. See Note 12 to Notes to Consolidated Financial Statements.

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

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.” The following table sets forth the range of high and low sales prices reported by The New York Stock Exchange for our Class A common stock for the periods indicated:

	High	Low
Year Ending December 31, 2016
First Quarter	$8.20	$6.33
Second Quarter	$8.31	$5.94
Third Quarter	$8.00	$6.56
Fourth Quarter	$7.74	$5.20
Year Ending December 31, 2017
First Quarter	$7.05	$4.90
Second Quarter	$6.73	$5.45
Third Quarter	$6.90	$5.40
Fourth Quarter	$7.90	$5.05

As of March 26, 2018, there were approximately 113 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by S&P Global Market Intelligence, depicts our performance for the period from December 31, 2012 through December 31, 2017, as measured by total stockholder return calculated on a dividend reinvestment basis, on our Class A common stock compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. This graph assumes $100 was invested in each of our Class A Common Stock, the S&P 500 Index and the S&P Broadcasting & Cable TV Index as of the market close on December 31, 2012. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Entravision Communications Corporation, the S&P 500 Index

and the S&P Broadcasting Index

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Entravision Communications Corporation	100.00	374.68	405.45	489.54	452.35	474.04
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
S&P Broadcasting Index	100.00	157.10	131.87	107.91	130.75	126.75

Dividend Policy

We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.03125 per share in each of the first and second quarters and $0.05 per share in each of the third and fourth quarters during 2017. We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.03125 per share each quarter during 2016. We paid a cash dividend on our Class A, Class B, and Class U common stock of $0.025 per share during each of the first three quarters of 2015, and $0.03125 per share during the fourth quarter of 2015. We currently anticipate making cash dividends on a quarterly basis in future periods. Any decision to pay future cash dividends will be subject to further approval by the Board. Our future dividend policy, including the amount of any dividend, will depend on factors considered relevant in the discretion of the Board of Directors, which may include, among other things, our earnings, capital requirements and financial condition. In addition, the 2017 Credit Agreement places certain restrictions on our ability to pay dividends on any class of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	3,809,791	(2)	$2.50	(3)	4,204,373
Employee Stock Purchase Plan	N/A	(4)	N/A	(4)	3,997,062
Total	3,809,791		$2.50		8,201,435

(1)

Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.

(2)	Includes an aggregate of 2,482,541 restricted stock units.
(3)	Weighted average exercise price of outstanding options; excludes restricted stock units.
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

Issuer Purchases of Equity Securities

On July 13, 2017, our Board of Directors approved a share repurchase program of up to $15.0 million of our outstanding common stock. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The stock repurchase program may be suspended or discontinued at any time without prior notice.

As of December 31, 2017, we repurchased to date a total of approximately 1.0 million shares of Class A common stock at an average price of $5.54 since the beginning of share repurchase program, for an aggregate purchase price of approximately $5.3 million. All repurchased shares were retired as of December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 and with respect to our consolidated balance sheets as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements not included herein.

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

(In thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Net Revenue:
Revenue from advertising and retransmission consent	$272,091	$258,514	$243,484	$242,038	$223,916
Revenue from spectrum usage rights	263,943	—	10,650	—	—
	$536,034	$258,514	$254,134	$242,038	$223,916

Cost of revenue - television (spectrum usage rights)	12,340	—	—	—	—
Cost of revenue - digital media	32,206	9,536	7,242	2,993	—
Direct operating expenses	119,283	113,439	110,323	104,874	101,419
Selling, general and administrative expenses	49,116	46,798	42,815	37,806	33,823
Corporate expenses	27,937	24,543	22,520	21,301	19,771
Depreciation and amortization	16,411	15,342	15,989	14,663	14,953
Impairment charge	—	—	—	735	—
Foreign currency (gain) loss	350	—	—	—	—
	257,643	209,658	198,889	182,372	169,966
Operating income	278,391	48,856	55,245	59,666	53,950
Interest expense	(16,709)	(15,469)	(13,047)	(13,904)	(24,631)
Interest income	774	300	45	50	44
Other income (loss)	262	—	—	—	—
Gain (loss) on debt extinguishment	(3,306)	(161)	(204)	(246)	(29,675)
Income (loss) before income taxes	259,412	33,526	42,039	45,566	(312)
Income tax (expense) benefit	(82,809)	(13,121)	(16,414)	(18,444)	134,137
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	176,603	20,405	25,625	27,122	133,825
Equity in net income (loss) of nonconsolidated affiliate	(310)	—	—	—	—
Net income (loss)	$176,293	$20,405	$25,625	$27,122	$133,825

Net income (loss) per share, basic	$1.95	$0.23	$0.29	$0.31	$1.53
Net income (loss) per share, diluted	$1.92	$0.22	$0.28	$0.30	$1.50

Cash dividends declared per common share, basic	$0.16	$0.13	$0.11	$0.10	$0.13
Cash dividends declared per common share, diluted	$0.16	$0.12	$0.10	$0.10	$0.12

Weighted average common shares outstanding, basic	90,272,257	89,340,589	87,920,230	88,680,322	87,401,123
Weighted average common shares outstanding, diluted	91,891,957	91,303,056	90,295,185	90,943,743	89,338,696

	Years Ended December 31,
	2017	2016	2015	2014	2013
Other Data:
Capital expenditures	$12,688	$9,308	$13,548	$9,111	$9,748
Balance Sheet Data:
Cash and cash equivalents	$39,560	$61,520	$47,924	$31,260	$43,822
Total assets	765,967	517,921	524,962	527,767	538,237
Long-term debt, including current portion	295,489	290,447	313,337	340,313	364,063
Total stockholders' equity	$348,870	$183,456	$167,273	$145,558	$136,024

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2017, 2016 and 2015 and consolidated financial condition as of December 31, 2017 and 2016 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

OVERVIEW

We are a leading global media company that, through our television and radio segments, reach and engage U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Our expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media. Our net revenue for the year ended December 31, 2017 was $536.0 million. Of that amount, revenue attributed to our television segment accounted for 77%, revenue attributed to our radio segment accounted for 12%, and revenue attributed to our digital media segment accounted for 11%.

We own and/or operate 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations in 18 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also operate Entravision Solutions as our national sales representation division, through which we sell advertisements and syndicate radio programming to more than 300 stations across the United States. We also provide digital advertising solutions that allow advertisers to reach primarily online Hispanic audiences worldwide. We operate a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites; the digital media sites of our publisher partners; and on other digital media sites we access through third-party platforms and exchanges.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements that are entered into with MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when display or other digital advertisements record impressions on the websites of our third party publishers or as the advertiser’s previously agreed-upon performance criteria are satisfied. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.) resulting from significant political advertising and, to a lesser degree, Congressional off-year election years (2018, 2022, etc.), resulting from increased political advertising, compared to other years.

We refer to the revenue generated by agreements with MVPDs as retransmission consent revenue, which represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We recognize retransmission consent revenue earned as the television signal is delivered to the MVPD.

Our FCC licenses grant us spectrum usage rights within each of the television markets in which we operate. We regard these rights as a valuable asset. With the proliferation of mobile devices and advances in technology that have freed up excess spectrum capacity, the monetization of our spectrum usage rights has become a significant part of our business in recent years.  We generate revenue from agreements associated with these television stations’ spectrum usage rights from a variety of sources, including but not limited to agreements with third parties to utilize excess spectrum for the broadcast of their multicast networks; charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with broadcasting operations; and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements.  Revenue generated by such agreements is recognized over the period of the lease or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference.  In addition, we will consider strategic acquisitions of television stations to further this strategy from time to time, as well as additional monetization opportunities expected to arise as the television broadcast industry anticipates advances in ATSC 3.0.

Our primary expenses are employee compensation, including commissions paid to our sales staff and amounts paid to our national representative firms, as well as expenses for general and administrative functions, promotion and selling, engineering, marketing, and local programming. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets. Cost of revenue related to our television segment consists primarily of the carrying value of spectrum usage rights that were surrendered in the FCC auction for broadcast spectrum. In addition, cost of revenue related to our digital media segment consists primarily of the costs of online media acquired from third-party publishers and third party server costs. Direct operating expenses include salaries and commissions of sales staff, amounts paid to national representation firms, production and programming expenses, fees for ratings services, and engineering costs. Corporate expenses consist primarily of salaries related to corporate officers and back office functions, third party legal and accounting services, and fees incurred as a result of being a publicly traded company.

Highlights

During 2017, we recognized revenue of $263.9 million related to our participation in the FCC auction for broadcast spectrum. This revenue reflects the relinquishment of our permanent spectrum usage rights related to four television stations; WMDO-CD serving the Washington, D.C. market, WJAL-TV serving the Hagerstown, Maryland market, KSMS-TV serving the Monterey-Salinas, California market, and WUVN-TV serving the Hartford, Connecticut market.

Net revenue for our television segment increased to $412.0 million in 2017, from $159.5 million in 2016. The increase was primarily due to $263.9 million of revenue related to our participation in the FCC auction for broadcast spectrum and an increase in retransmission consent revenue, offset by a decrease in local and national revenue and a decrease in political advertising revenue, which was not material in 2017. We generated a total of $31.4 million and $29.6 million in retransmission consent revenue in 2017 and 2016, respectively. We anticipate that retransmission consent revenue for the full year 2018 will be greater than it was for the full year 2017 and will continue to be a growing source of net revenues in future periods.

Net revenue for our radio segment decreased to $66.9 million in 2017, from $75.8 million in 2016. This decrease of $8.9 million was primarily due to decreases in local and national advertising revenue, and a decrease in political advertising revenue, which was not material in 2017.

Net revenue for our digital media segment increased to $57.1 million in 2017, from $23.1 million in 2016. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to net revenue in prior periods. This increase was partially offset by a decrease in national revenue in our pre-existing digital business driven by shifts in the digital advertising industry toward video advertising and the increased use of automated buying platforms, referred to in our industry as programmatic revenue.

Relationship with Univision

Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreement with Univision provides certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets.  Under the network affiliation agreement, we retain the right to sell no less than four minutes per hour of the available advertising time on stations that broadcast Univision network programming, and the right to sell approximately four and a half minutes per hour of the available advertising time on stations that broadcast UniMás network programming, subject to adjustment from time to time by Univision.

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under our proxy agreement with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2017 and 2016, retransmission consent revenue accounted for approximately $31.4 million and $29.6 million, respectively, of which $30.0 million and $27.8 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

On October 2, 2017, we entered into the current affiliation agreement with Univision, which superseded and replaced our prior affiliation agreements with Univision.  Additionally, on the same date, we entered into the current proxy agreement and current marketing and sales agreements with Univision, each of which superseded and replaced the prior comparable agreements with Univision.  The term of each of these current agreements expires on December 31, 2026 for all of our Univision and UniMás network affiliate stations, except that each current agreement will expire on December 31, 2021 with respect to our Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C.

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

Acquisitions and Dispositions

Headway

On April 4, 2017, we completed the acquisition of 100% of the stock of several entities collectively doing business as Headway (“Headway”), a provider of mobile, programmatic, data and performance digital marketing solutions primarily in the United States, Mexico and other markets in Latin America. We acquired Headway in order to acquire additional digital media platforms that we believe will enhance our offerings to the U.S. Hispanic marketplace as well as enhance our international footprint. The transaction was funded from cash on hand, for an aggregate cash consideration of $12.0 million, net of $4.5 million of cash acquired, and contingent consideration with a fair value of $15.9 million as of the acquisition date.

The following is a summary of the purchase price allocation for our acquisition of Headway (unaudited; in millions):

Accounts receivable	$19.8
Intangible assets subject to amortization	15.9
Goodwill	15.9
Current liabilities	(19.7)
Deferred tax	(4.0)

The acquisition of Headway includes a contingent consideration arrangement that requires additional consideration to be paid by us to Headway based upon the achievement of certain annual performance benchmarks over a three-year period. The range of the total undiscounted amounts we could pay under the contingent consideration agreement over the three-year period is between $0 and $27.0 million. The fair value of the contingent consideration recognized on the acquisition date of $15.9 million was estimated by applying the real options approach using level 3 inputs as further discussed in Note 10.  The agreement also includes payments of up to approximately $7.5 million to certain key employees, which will be treated as post-acquisition compensation expense and accrued as earned.

The fair value of the assets acquired includes trade receivables of $19.8 million. The gross amount due under contract is $20.9 million, of which $1.1 million is expected to be uncollectable.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the digital media segment and is attributable to Headway’s workforce and expected synergies from combining Headway’s operations with those of our own.

During the quarter ended December 31, 2017, we recorded measurement period adjustments primarily to adjust the fair value of intangible assets and contingent consideration to the final valuations and to reflect the value of deferred tax liabilities at the tax rates of the foreign jurisdictions they relate to.

The following unaudited pro forma information for the years ended December 31, 2017 and 2016 has been prepared to give effect to the acquisition of Headway as if the acquisition had occurred on January 1, 2016. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Years Ended
	Ended December 31,
	2017	2016
Pro Forma:
Total revenue	$545,592	$288,710
Net income (loss)	$176,733	$20,282

Basic and diluted earnings per share:
Net income per share, basic	$1.95	$0.23
Net income per share, diluted	$1.92	$0.22

Weighted average common shares outstanding, basic	90,272,257	89,340,589
Weighted average common shares outstanding, diluted	91,891,957	91,303,056

The unaudited pro forma information for the years ended December 31, 2017 and 2016, was adjusted to exclude acquisition fees and costs of $0.5 million and $0.8 million, respectively, which were expensed in connection with the acquisition.

KMIR-TV and KPSE-LD

On November 1, 2017, we completed the acquisition of television stations KMIR-TV, the local NBC affiliate, and KPSE-LD, the local MyNetworkTV affiliate, both of which serve the Palm Springs, California area, for an aggregate $21 million. We acquired these stations to enhance our offerings in those markets in which we already compete.

We evaluated the transferred set of activities, assets, inputs and processes applied to these inputs in this acquisition and determined that the acquisition constituted a business.

The following is a summary of the purchase price allocation for the acquisition of television stations KMIR-TV and KPSE-LD (in millions):

Property and equipment	$2.9
Intangible assets subject to amortization	3.6
Goodwill	4.6
FCC licenses	9.9

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the television segment and is attributable to the stations’ workforce and expected synergies from combining the stations’ operations with our own.

The following unaudited pro forma information for the years ended December 31, 2017 and 2016 has been prepared to give effect to the acquisition of television stations KMIR-TV and KPSE-LD as if the acquisition had occurred on January 1, 2016. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Years Ended
	Ended December 31,
	2017	2016
Pro Forma:
Total revenue	$543,355	$267,614
Net income (loss)	$176,894	$21,574

Basic and diluted earnings per share:
Net income per share, basic	$1.96	$0.24
Net income per share, diluted	$1.92	$0.24

Weighted average common shares outstanding, basic	90,272,257	89,340,589
Weighted average common shares outstanding, diluted	91,891,957	91,303,056

KMCC-TV

On January 16, 2018, we completed the acquisition of television station KMCC-TV, which serves the Las Vegas, Nevada area, for an aggregate $3.6 million.

WJAL-TV

In connection with the FCC auction for broadcast spectrum (see Note 3), in the second quarter of 2017 we exercised our rights under a channel sharing agreement to acquire rights to utilize spectrum in the Washington, D.C. market in exchange for payment of approximately $32.6 million. During the third quarter of 2017, we relocated our television station WJAL-TV, previously serving the Hagerstown, Maryland market, to the Washington, D.C. market. The transaction was treated as an asset acquisition and was recorded in “Intangible assets not subject to amortization” on our consolidated balance sheet.

RESULTS OF OPERATIONS

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and foreign currency (gain) loss. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Years Ended December 31,			% Change	% Change
	2017	2016	2015	2017 to 2016	2016 to 2015
Net Revenue
Revenue from advertising and retransmission consent
Television	$148,059	$159,523	$148,431	(7)%	7%
Radio	66,934	75,847	76,161	(12)%	(0)%
Digital	57,098	23,144	18,892	147%	23%
Total	272,091	258,514	243,484	5%	6%

Revenue from spectrum usage rights (television)	263,943	—	10,650	*	*

Consolidated	536,034	258,514	254,134	107%	2%

Cost of revenue - television (spectrum usage rights)	12,340	—	—	*	*
Cost of revenue - digital media	32,206	9,536	7,242	238%	32%

Direct operating expenses
Television	59,454	62,020	60,125	(4)%	3%
Radio	44,572	44,949	43,351	(1)%	4%
Digital	15,257	6,470	6,847	136%	(6)%
Consolidated	119,283	113,439	110,323	5%	3%
Selling, general and administrative expenses
Television	22,276	21,591	20,541	3%	5%
Radio	18,743	20,441	18,619	(8)%	10%
Digital	8,097	4,766	3,655	70%	30%
Consolidated	49,116	46,798	42,815	5%	9%
Depreciation and amortization
Television	9,760	10,659	11,569	(8)%	(8)%
Radio	2,673	3,269	3,224	(18)%	1%
Digital	3,978	1,414	1,196	181%	18%
Consolidated	16,411	15,342	15,989	7%	(4)%

Segment operating profit (loss)
Television	308,172	65,253	66,846	372%	(2)%
Radio	946	7,188	10,967	(87)%	(34)%
Digital	(2,440)	958	(48)	*	*
Consolidated	306,678	73,399	77,765	318%	(6)%
Corporate expenses	27,937	24,543	22,520	14%	9%
Foreign currency (gain) loss	350	—	—	*	*
Operating income	$278,391	$48,856	$55,245	470%	(12)%

Consolidated adjusted EBITDA (1)	$51,400	$69,243	$76,324	(26)%	(9)%
Capital expenditures
Television	$10,945	$5,744	$7,631
Radio	1,679	3,287	5,532
Digital	64	277	385
Consolidated	$12,688	$9,308	$13,548
Total assets
Television	$556,942	$363,852	$367,869
Radio	126,248	129,825	132,395
Digital	82,777	24,244	24,698
Consolidated	$765,967	$517,921	$524,962

*	Percentage not meaningful.

(1)

Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, acquisitions and dispositions and certain pro-forma cost savings. We use the term consolidated adjusted EBITDA because that measure is defined in our 2017 Credit Facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization and does include syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, acquisitions and dispositions and certain pro-forma cost savings.

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of December 31): 2017, 4.4 to 1; 2016, 3.1 to 1.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income.  As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, acquisitions and dispositions and certain pro-forma cost savings, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important financial line items.   Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Consolidated adjusted EBITDA (1)	$51,400	$69,243	$76,324

Net revenue - FCC spectrum incentive auction	263,943	—	—
Expenses - FCC spectrum incentive auction	(14,443)	—	—
Interest expense	(16,709)	(15,469)	(13,047)
Interest income	774	300	45
Gain (loss) on debt extinguishment	(3,306)	(161)	(204)
Income tax (expense) benefit	(82,809)	(13,121)	(16,414)
Amortization of syndication contracts	(452)	(398)	(360)
Payments on syndication contracts	445	388	510
Non-cash stock-based compensation included in direct operating expenses	(1,236)	(1,330)	(1,931)
Non-cash stock-based compensation included in corporate expenses	(4,855)	(3,705)	(3,309)
Depreciation and amortization	(16,411)	(15,342)	(15,989)
Other income (loss)	262	—	—
Equity in net income (loss) of nonconsolidated affiliates	(310)	—	—
Net income	176,293	20,405	25,625
Depreciation and amortization	16,411	15,342	15,989
Cost of Revenue - television (spectrum usage rights)	12,340	—	—
Deferred income taxes	81,963	12,528	15,664
Amortization of debt issue costs	3,237	776	797
Amortization of syndication contracts	452	398	360
Payments on syndication contracts	(445)	(388)	(510)
Equity in net (income) loss of nonconsolidated affiliate	310	—	—
Non-cash stock-based compensation	6,091	5,035	5,240
(Gain) loss on sale of property	28	—	—
(Gain) loss on debt extinguishment	3,306	161	204
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	414	1,397	871
(Increase) decrease in prepaid expenses and other assets	(913)	439	(499)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,033	1,203	(1,458)
Cash flows from operating activities	$301,520	$57,296	$62,283

(footnotes on preceding page)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated Operations

Revenue from Advertising and Retransmission Consent. Net revenue from advertising and retransmission consent increased to $272.1 million for the year ended December 31, 2017 from $258.5 million for the year ended December 31, 2016, an increase of $13.6 million. Of the overall increase, $34.0 million was attributable to our digital media segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to net revenue in prior periods. The overall increase was partially offset by a decrease in our television segment of $11.5 million due primarily to a decrease in local revenue and a decrease in political advertising revenue, which was not material in 2017, partially offset by an increase in national advertising revenue and an increase in retransmission consent revenue. Additionally, the overall increase was partially offset by a decrease in our radio segment of $8.9 million due primarily to decreases in local and national advertising revenue, and a decrease in political advertising revenue, which was not material in 2017.

Revenue from Spectrum Usage Rights. Net revenue from spectrum usage rights was $263.9 million for the year ended December 31, 2017. We did not generate revenue from spectrum usage rights in 2016.

We currently anticipate that for the full year 2018, net revenue will increase from digital media, retransmission consent revenue, and political revenue, compared to 2017. We anticipate revenue from spectrum usage rights will decrease in 2018.

Cost of revenue-Television (spectrum usage rights). Cost of revenue related to revenue from spectrum usage rights was $12.3 million for the year ended December 31, 2017. We did not incur cost of revenue from spectrum usage rights in 2016.

Cost of revenue-Digital. Cost of revenue in our digital media segment increased to $32.2 million for the year ended December 31, 2017 from $9.5 million for the year ended December 31, 2016, an increase of $22.7 million, primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to cost of revenue in prior periods.

Direct Operating Expenses. Direct operating expenses increased to $119.3 million for the year ended December 31, 2017 from $113.4 million for the year ended December 31, 2016, an increase of $5.9 million. Of the overall increase, $8.8 million was attributable to our digital media segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to direct operating expenses in prior periods. The overall increase was partially offset by a decrease in our television segment of $2.6 million due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in expense for ratings services, and a decrease in our radio segment of $0.4 million due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in salary expense. As a percentage of net revenue, direct operating expenses decreased to 22% for the year ended December 31, 2017 from 44% for the year ended December 31, 2016. The decrease in direct operating expenses as a percentage of net revenue is due to the significant revenue from spectrum usage rights recorded in the year ended December 31, 2017 with respect to which there were not associated direct operating expenses.

We believe that direct operating expenses will continue to increase during 2018 primarily as a result of operating Headway for a full year in 2018 compared to nine months in 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $49.1 million for the year ended December 31, 2017 from $46.8 million for the year ended December 31, 2016, an increase of $2.3 million. Of the overall increase, $3.3 million was attributable to our digital media segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to selling, general and administrative expenses in prior periods. Additionally, approximately $0.7 million of the overall increase was attributable to our television segment and was primarily due to an increase in promotional expenses. The overall increase was partially offset by a decrease of $1.7 million in our radio segment due to decreases in event expense and bad debt expense. As a percentage of net revenue, selling, general and administrative expenses decreased to 9% for the year ended December 31, 2017 from 18% for the year ended December 31, 2016. The decrease in selling, general and administrative expenses as a percentage of net revenue is due to the significant revenue from spectrum usage rights recorded in the year ended December 31, 2017 with respect to which there were not associated selling, general and administrative expenses.

We believe that selling, general and administrative expenses will increase during 2018 primarily as a result of operating Headway for a full year in 2018 compared to nine months in 2017.

Corporate Expenses. Corporate expenses increased to $27.9 million for the year ended December 31, 2017 from $24.5 million for the year ended December 31, 2016, an increase of $3.4 million. . The increase was primarily due to expenses associated with the FCC auction for broadcast spectrum and non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses decreased to 5% for the year ended December 31, 2017 from 9% for the year ended December 31, 2016. The decrease in corporate expenses as a percentage of net revenue is due to the significant revenue from spectrum usage rights recorded in the year ended December 31, 2017 with respect to which there were not associated corporate expenses.

We believe that corporate expenses will decrease during 2018 compared to 2017 as a result of expenses in the 2017 period related to the FCC auction for broadcast spectrum and the acquisition of Headway.

Depreciation and Amortization. Depreciation and amortization increased to $16.4 million for the year ended December 31, 2017 from $15.3 million for the year ended December 31, 2016, an increase of $1.1 million. The increase was primarily due to amortization on the intangible assets from the Headway acquisition, partially offset by a decrease in depreciation as certain assets are now fully depreciated.

Operating Income. As a result of the above factors, operating income was $278.4 million for the year ended December 31, 2017, compared to $48.9 million for the year ended December 31, 2016.

Interest Expense, net. Interest expense, net increased to $15.9 million for the year ended December 31, 2017 from $15.2 million for the year ended December 31, 2016, an increase of $0.7 million. This increase was primarily due to amounts reclassified from Accumulated Other Income in conjunction with the termination of our interest swap agreements.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $3.3 million for the year ended December 31, 2017 due to the refinancing of our debt facility. In 2016, we recorded a loss of $0.2 million related to capitalized finance costs written off due to partial prepayments of our debt.

Income Tax Expense or Benefit. Income tax expense for the year ended December 31, 2017 was $82.8 million or 32% of our pre-tax income. The effective rate was lower than our statutory rate due to the revaluation of our deferred tax assets and liabilities to the new U.S. federal corporate tax rate. Income tax expense for the year ended December 31, 2016 was $13.1 million or 39% of our pre-tax income.

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

Segment Operations

Television

Revenue from Advertising and Retransmission Consent. Net revenue from advertising and retransmission consent in our television segment decreased to $148.1 million for the year ended December 31, 2017 from $159.5 million for the year ended December 31, 2016, a decrease of $11.4 million. The decrease was primarily due to a decrease in local revenue and a decrease in political advertising revenue, which was not material in 2017, partially offset by an increase in national advertising revenue and an increase in retransmission consent revenue. We generated a total of $31.4 million in retransmission consent revenue for the year ended December 31, 2017 compared to $29.6 million for the year ended December 31, 2016. We anticipate that retransmission consent revenue for the full year 2018 will be greater than it was for the full year 2017 and will continue to be a growing source of net revenue in future periods.

Revenue from Spectrum Usage Rights. Net revenue from spectrum usage rights was $263.9 million for the year ended December 31, 2017. We did not generate revenue from spectrum usage rights in 2016.

Cost of revenue-television (spectrum usage rights).  Cost of revenue related to revenue from spectrum usage rights was $12.3 million for the year ended December 31, 2017. We did not incur cost of revenue from spectrum usage rights in 2016.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $59.5 million for the year ended December 31, 2017 from $62.0 million for the year ended December 31, 2016, a decrease of $2.5 million. The decrease was primarily attributable to a decrease in expenses associated with the decrease in advertising revenue and a decrease in expense for ratings services, partially offset by an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $22.3 million for the year ended December 31, 2017 from $21.6 million for the year ended December 31, 2016, an increase of $0.7 million. The increase was primarily due to an increase in promotional expenses.

Radio

Net Revenue. Net revenue in our radio segment decreased to $66.9 million for the year ended December 31, 2017 from $75.8 million for the year ended December 31, 2016, a decrease of $8.9 million. The decrease was primarily due to decreases in both local and national advertising revenue, and a decrease in political advertising revenue, which was not material in 2017. We believe that  a number of factors contributed to the decrease in local and national advertising, including advertisers allocating more of their budget to digital advertising, ratings declines and changing demographic preferences.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $44.6 million for the year ended December 31, 2017 from $44.9 million for the year ended December 31, 2016, a decrease of $0.3 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $18.7 million for the year ended December 31, 2017 from $20.4 million for the year ended December 31, 2016, a decrease of $1.7 million. The decrease was primarily due to decreases in event expense and salary expense.

Digital Media

Net Revenue.  Net revenue in our digital media segment increased to $57.1 million for the year ended December 31, 2017 from $23.1 million for the year ended December 31, 2016, an increase of $34.0 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to results of operations in prior periods.  This increase was partially offset by a decrease in national revenue in our pre-existing digital business, driven by shifts in the digital advertising industry toward video advertising and programmatic revenue.  The digital advertising industry is dynamic and undergoing rapid change, which includes the current shift toward programmatic revenue. We anticipate that this trend will continue in the digital advertising industry and that other trends may emerge, requiring us to respond to changing consumer demands, which might include, among other things, changing and adapting certain of our digital offerings, and closely monitoring the operations of our pre-existing digital media business.

Cost of revenue.  Cost of revenue in our digital media segment increased to $32.2 million for the year ended December 31, 2017 from $9.5 million for the year ended December 31, 2016, an increase of $22.7 million.  This increase was due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods.  Cost of revenue in our pre-existing digital business was constant. Because of third party media costs, our margins tend to be smaller in our digital media segment than in our other broadcast segments. As a percentage of net revenue, cost of revenue increased to 56% for the year ended December 31, 2017 from 41% for the year ended December 31, 2016. The increase in cost of revenue as a percentage of digital revenue was primarily due to the acquisition of Headway and a higher percentage of programmatic revenue in our pre-existing digital business. Because of the high volume and relative efficiencies of these programmatic platforms, the margins tend to be lower.

Direct operating expenses. Direct operating expenses in our digital media segment increased to $15.3 million for the year ended December 31, 2017 from $6.5 million for the year ended December 31, 2016, an increase of $8.8 million.  The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods, partially offset by a decrease in our pre-existing digital business due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital media segment increased to $8.1 million for the year ended December 31, 2017 from $4.8 million for the year ended December 31, 2016, an increase of $3.3 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods, partially offset by a decrease in our pre-existing digital business due to a decrease in salary expense.

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

Liquidity and Capital Resources

We had net income of $176.3 million, $20.4 million, and $25.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. We had positive cash flow from operations of $301.5 million, $57.3 million and $62.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2017 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months. At December 31, 2017 we held cash and cash equivalents of $5.8 million in accounts outside the United States. Our liquidity is not materially impacted by the amount held in accounts outside of the United States as our operating cash flows are primarily driven by U.S. sources.

2013 Credit Facility

The following discussion pertains to our previous bank facility, or the 2013 Credit Facility. The 2013 Credit Facility was terminated on November 30, 2017 when we entered into our 2017 Credit Facility. Accordingly, the following discussion summarizes only certain provisions of the 2013 Credit Facility and the agreement governing our 2013 Credit Facility, or the 2013 Credit Agreement.

On May 31, 2013, we entered into our 2013 Credit Facility pursuant to the 2013 Credit Agreement, which we amended as of August 1, 2017. The 2013 Credit Facility consisted of a $20.0 million senior secured Term Loan A Facility (the “Term Loan A Facility”), a $375.0 million senior secured Term Loan B Facility (the “Term Loan B Facility”; and together with the Term Loan A Facility, the “Term Loan Facilities”) which was drawn on August 1, 2013 (the “Term Loan B Borrowing Date”), and a $30.0 million senior secured Revolving Credit Facility (the “Revolving Credit Facility”).

Our borrowings under the 2013 Credit Facility bore interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement).

The 2013 Credit Facility was guaranteed on a senior secured basis by the Credit Parties. The 2013 Credit Facility was secured on a first priority basis by our and the Credit Parties’ assets. Upon the redemption of the outstanding Notes, the security interests and guaranties of us and the Credit Parties under the Indenture and the Notes were terminated and released.

The 2013 Credit Agreement also contained additional provisions that are customary for an agreement of this type.

2017 Credit Facility

On November 30, 2017 (the “Closing Date”), we entered into our 2017 Credit Facility pursuant to the 2017 Credit Agreement. The 2017 Credit Facility consists of a $300.0 million senior secured Term Loan B Facility (the “Term Loan B Facility”), which was drawn in full on the Closing Date. In addition, the 2017 Credit Facility provides that we may increase the aggregate principal amount of the 2017 Credit Facility by up to an additional $100.0 million plus the amount that would result in our first lien net leverage ratio (as such term is used in the 2017 Credit Agreement) not exceeding 4.0 to 1.0, subject to us satisfying certain conditions.

Borrowings under the Term Loan B Facility were used on the Closing Date to (a) repay in full all of our and our subsidiaries’ outstanding obligations under the 2013 Credit Agreement and to terminate the 2013 Credit Agreement, (b) pay fees and expenses in connection with the 2017 Credit Facility, and (c) for general corporate purposes.

The 2017 Credit Facility is guaranteed on a senior secured basis by certain of our existing and future wholly-owned domestic subsidiaries, and is secured on a first priority basis by our and those subsidiaries’ assets.

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

In the event we engage in a transaction that has the effect of reducing the yield of any loans outstanding under the Term Loan B Facility within six months of the Closing Date, we will owe 1% of the amount of the loans so repriced or replaced to the Lenders thereof (such fee, the “Repricing Fee”). Other than the Repricing Fee, the amounts outstanding under the 2017 Credit Facility may be prepaid at our option without premium or penalty, provided that certain limitations are observed, and subject to customary breakage fees in connection with the prepayment of a LIBOR rate loan. The principal amount of the Term Loan B Facility shall be paid in installments on the dates and in the respective amounts set forth in the 2017 Credit Agreement, with the final balance due on the Maturity Date.

Subject to certain exceptions, the 2017 Credit Facility contains covenants that limit the ability of us and our restricted subsidiaries to, among other things:

•	incur liens on our property or assets;
•	make certain investments;
•	incur additional indebtedness;
•	consummate any merger, dissolution, liquidation, consolidation or sale of substantially all assets;
•	dispose of certain assets;
•	make certain restricted payments;
•	make certain acquisitions;
•	enter into substantially different lines of business;
•	enter into certain transactions with affiliates;
•	use loan proceeds to purchase or carry margin stock or for any other prohibited purpose;
•

change or amend the terms of our organizational documents or the organization documents of certain restricted subsidiaries in a materially adverse way to the lenders, or change or amend the terms of certain indebtedness;

•	enter into sale and leaseback transactions;
•	make prepayments of any subordinated indebtedness, subject to certain conditions; and
•	change our fiscal year, or accounting policies or reporting practices.

The 2017 Credit Facility also provides for certain customary events of default, including the following:

•	default for three (3) business days in the payment of interest on borrowings under the 2017 Credit Facility when due;
•	default in payment when due of the principal amount of borrowings under the 2017 Credit Facility;
•

failure by us or any subsidiary to comply with the negative covenants and certain other covenants relating to maintaining the legal existence of the Company and certain of its restricted subsidiaries and compliance with anti-corruption laws;

•

failure by us or any subsidiary to comply with any of the other agreements in the 2017 Credit Agreement and related loan documents that continues for thirty (30) days (or ten (10) days in the case of failure to comply with covenants related to inspection rights of the administrative agent and lenders and permitted uses of proceeds from borrowings under the 2017 Credit Facility) after our officers first become aware of such failure or first receive written notice of such failure from any lender;

•

default in the payment of other indebtedness if the amount of such indebtedness aggregates to $15.0 million or more, or failure to comply with the terms of any agreements related to such indebtedness if the holder or holders of such indebtedness can cause such indebtedness to be declared due and payable;

•	certain events of bankruptcy or insolvency with respect to us or any significant subsidiary;
•

final judgment is entered against us or any restricted subsidiary in an aggregate amount over $15.0 million, and either enforcement proceedings are commenced by any creditor or there is a period of 30 consecutive days during which the judgment remains unpaid and no stay is in effect;

•	any material provision of any agreement or instrument governing the 2017 Credit Facility ceases to be in full force and effect; and
•

any revocation, termination, substantial and adverse modification, or refusal by final order to renew, any media license, or the requirement (by final non-appealable order) to sell a television or radio station, where any such event or failure is reasonably expected to have a material adverse effect.

In connection with our entering into the 2017 Credit Agreement, we and our restricted subsidiaries also entered into a Security Agreement, pursuant to which we and the Credit Parties each granted a first priority security interest in the collateral securing the 2017 Credit Facility for the benefit of the lenders under the 2017 Credit Facility.

Additionally, the 2017 Credit Agreement contains a definition of “Consolidated EBITDA” that excludes revenue related to our participation in the FCC auction for broadcast spectrum and related expenses, as compared to the definition of “Consolidated Adjusted EBITDA” under the 2013 Credit Agreement which included such items. As reported by us previously, including in our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017, we recognized revenue of $263.9 million related to our participation in the FCC auction for broadcast spectrum (the “Spectrum Auction Revenue”) during our third quarter of 2017. However, as reported in this Annual Report on Form 10-K, and as anticipated in future investor communications, the Non-GAAP financial measure “Consolidated Adjusted EBITDA” excludes the Spectrum Auction Revenue and related expenses in the period or periods for which it may relate, consistent with the definition in the 2017 Credit Agreement. As previously discussed, we generate revenue from agreements associated with our television stations’ spectrum usage rights from a variety of sources. The Spectrum Auction Revenue recognized in the third quarter of 2017 was a significant amount totaling $263.9 million, and we do not currently anticipate that in the foreseeable future there will be another transaction of a similar nature to the FCC auction for broadcast spectrum or another transaction that generates net revenue from the monetization of spectrum assets in similarly significant amounts.

Share Repurchase Program

On July 13, 2017, our Board of Directors approved a share repurchase program of up to $15.0 million of our outstanding common stock. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The stock repurchase program may be suspended or discontinued at any time without prior notice.

As of December 31, 2017, we repurchased to date a total of approximately 1.0 million shares of Class A common stock at an average price of $5.54 since the beginning of share repurchase program, for an aggregate purchase price of approximately $5.3 million. All repurchased shares were retired as of December 31, 2017.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $51.4 million for the year ended December 31, 2017 from $69.2 million for the year ended December 31, 2016, a decrease of $17.8 million, or 26%. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 10% for the year ended December 31, 2017, from 27% for the year ended December 31, 2016.

Consolidated adjusted EBITDA, as defined in our 2017 Credit Agreement, means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, acquisitions and dispositions and certain pro-forma cost savings. We use the term consolidated adjusted EBITDA because that measure is defined in our 2017 Credit Agreement and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization and does include syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, acquisitions and dispositions and certain pro-forma cost savings.

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of December 31): 2017, 4.4 to 1; 2016, 3.1 to 1.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income.  As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, acquisitions and dispositions and certain pro-forma cost savings, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important financial line items.   Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 55.

Cash Flow

Net cash flow provided by operating activities was $301.5 million for the year ended December 31, 2017 compared to net cash flow provided by operating activities of $57.3 million for the year ended December 31, 2016. We had net income of $176.3 million for the year ended December 31, 2017, which was partially offset by non-cash items, including deferred income taxes of $82.0 million, depreciation and amortization expense of $16.4 million, and non-cash cost of revenue related to spectrum usage rights of $12.3 million. We had net income of $20.4 million for the year ended December 31, 2016, which was partially offset by non-cash items, including depreciation and amortization expense of $15.3 million, and deferred income taxes of $12.5 million. We expect to have positive cash flow from operating activities for the 2018 year.

Net cash flow used in investing activities was $80.2 million for the year ended December 31, 2017, compared to net cash flow used in investing activities of $9.6 million for the year ended December 31, 2016. During the year ended December 31, 2017, we spent $32.6 million on the purchase of intangible assets, $33.0 million on the acquisition of businesses, and $12.1 million on net capital expenditures. During the year ended December 31, 2016, we spent $9.1 million on net capital expenditures. Excluding capital expenditures expected to be reimbursed by the FCC (see note 6), we anticipate that our capital expenditures will be approximately $10.0 million during the full year 2018. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $21.0 million for the year ended December 31, 2017, compared to net cash flow used in financing activities of $34.1 million for the year ended December 31, 2016. During the year ended December 31, 2017, we made debt payments of $293.6 million, dividend payments of $14.7 million, paid $5.3 million for the repurchase of stock, and received net proceeds of $298.5 million related to the new 2017 Credit Facility. During the year ended December 31, 2016, we made debt payments of $23.8 million and dividend payments of $11.2 million, and received net proceeds of $0.8 million related to the issuance of common stock upon the exercise of stock options.

Commitments and Contractual Obligations

Our material contractual obligations at December 31, 2017 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt and related interest (1)	$389,460	$16,287	$32,174	$31,641	$309,358
Media research and ratings providers (2)	17,510	11,801	5,680	29	—
Operating leases (3)	66,511	9,624	18,321	13,177	25,389
Other material non-cancelable contractual obligations (4)	3,776	1,952	1,356	468	—
Total contractual obligations	$477,257	$39,664	$57,531	$45,315	$334,747

(1)

These amounts represent estimated future cash interest payments and mandatory principal payments related to our 2017 Credit Facility. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.

(2)	We have agreements with certain media research and ratings providers, expiring at various dates through January 2021, to provide television and radio audience measurement services.
(3)

We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through December 2059. These amounts do not include month-to-month leases.

(4)

These amounts consist primarily of obligations for sales software licenses. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.8 million of liabilities related to uncertain tax positions have been excluded from the table above.

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

In testing the goodwill of our reporting units for impairment, we first determine, based on a qualitative assessment, whether it is more likely than not that the fair value of each of our reporting units is less than their respective carrying amounts.  We have determined that each of our operating segments is a reporting unit.

If it is deemed more likely than not that the fair value of a reporting unit is less than the carrying value based on this initial assessment, the next step is a quantitative comparison of the fair value of the reporting unit to its carrying amount. If a reporting unit’s estimated fair value is equal to or greater than that reporting unit’s carrying value, no impairment of goodwill exists and the testing is complete. If the reporting unit’s carrying amount is greater than the estimated fair value, then an impairment loss is recorded for the amount of the difference.

As of our annual goodwill testing date, October 1, 2017, we had $35.9 million of goodwill in our television reporting unit. We performed a qualitative assessment of the television reporting unit and determined that it was more likely than not that its fair value was greater than its carrying amount. During our qualitative assessment, we considered adverse events or circumstances which could affect the fair value of our television reporting unit.  We considered macroeconomic conditions, the broadcasting industry, the Spanish-language advertising industry, cost factors, our financial performance, our share price and other relevant events in our analysis. Therefore, we do not believe that we are at risk of failing step one of the goodwill impairment test in our television reporting unit for at least the foreseeable future. If it is more likely than not that its fair value is less than its carrying amount in future periods, we would, at that time, have to proceed with a quantitative assessment.

As of our annual goodwill testing date, October 1, 2017, we had $30.0 million of goodwill in our digital media reporting unit. We did not reach a definitive conclusion on the digital reporting unit based on a qualitative assessment alone so we performed a quantitative test and compared the fair value of the digital reporting unit to its carrying amount. The fair value of our digital reporting unit exceeded its carrying value by 1%, resulting in no impairment charge. As discussed in Note 5 to Notes to Consolidated Financial Statements, the calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate.  The discount rate used in the fair value calculation of the digital reporting unit was increased from prior year and expected cash flows of a component of the reporting unit were decreased from prior year to account for risk within the forecasts of the reporting unit. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 6%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 1%.

As of our annual goodwill testing date, October 1, 2017, we had no goodwill in our radio reporting unit.

When a quantitative analysis is performed, the estimated fair value of goodwill is determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to each reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to our reporting units. The market approach requires us to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums. The current economic conditions have led to a decrease in the number of comparable transactions, which makes the market approach of comparable transactions and transaction premiums more difficult to estimate than in previous years.

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

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions we make about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The fair values of our television FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 62% to over 1,000%. The fair values of our radio FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 0% to over 195%. Two markets with aggregate carrying value of approximately $3.2 million have fair values that exceed carrying values by less than 10%.

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

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue for contracts with advertising agencies is recorded at an amount that is net of the commission retained by the agency. Revenue from contracts directly with the advertisers is recorded as gross revenue and the related commission or national representation fee is recorded in operating expense. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided. Digital related revenue is recognized when display or other digital advertisements record impressions on the websites of our third party publishers or as the advertiser’s previously agreed-upon performance criteria are satisfied.

We generate revenue under arrangements in which deliverables are sold on a stand-alone basis within a specific segment, and those that are sold on a combined basis across multiple segments. We have determined that in such revenue arrangements which contain multiple products and services, revenues are allocated based on the relative fair value of each item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

We generate revenue from retransmission consent agreements that are entered into with MVPDs. We refer to such revenue as retransmission consent revenue, which represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We recognize retransmission consent revenue earned as the television signal is delivered to the MVPD.

We also generate revenue from agreements associated with our television stations’ spectrum usage rights from a variety of sources, including but not limited to entering into agreements with third parties to utilize excess spectrum for the broadcast of their multicast networks, charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with broadcasting operations, and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements.  Revenue from such agreements is recognized over the period of the lease or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference.

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

Derivative Instruments

Prior to November 28, 2017, we used derivatives in the management of interest rate risk with respect to interest expense on variable rate debt. We were party to interest rate swap agreements with financial institutions that fixed the variable benchmark component (LIBOR) of our interest rate on a portion of our term loan beginning December 31, 2015. On November 28, 2017, we terminated these swap agreements in conjunction with the refinancing of our debt. Our current policy prohibits entering into derivative instruments for speculation or trading purposes.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value was a component of other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements would be immediately recognized directly to interest expense in the consolidated statement of operations.

The carrying amount of our interest rate swap agreements were recorded at fair value, including consideration of non-performance risk, when material. The fair value of each interest rate swap agreement was determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements. Upon termination of the swap agreements, $2.5 million in accumulated other comprehensive income was reclassified to interest expense.

Additional Information

For additional information on our significant accounting policies, please see Note 2 to Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements and U.S. Tax Reform

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

The Company is finalizing its assessment of the impact this new guidance will have on its consolidated financial statements and believes that its revenues will not be materially impacted by the new guidance. Specifically, its television and radio spot advertising contracts are short-term in nature with transaction price consideration agreed upon in advance. The Company expects broadcast revenue will continue to be recognized when commercials are aired and digital revenue will continue to be recognized when display or other digital advertisements record impressions on the websites of the Company’s third party publishers or as the advertiser’s previously agreed-upon performance criteria are satisfied. Further, the Company expects that revenue earned under retransmission agreements will be recognized under the licensing of intellectual property guidance in the standard, which will not have a material change to its current revenue recognition. The Company also expects to use the practical expedient around costs incurred to obtain a contract and we will continue to expense sales commissions when incurred. The adoption of this standard will also result in a number of incremental disclosures surrounding the Company’s revenue transactions and policies.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with optional practical expedients. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right–of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

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

Newly Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires companies to record excess tax benefits and tax deficiencies as a component of the provision for income taxes in the period in which they occur.  The Company has adopted the provisions of ASU 2016-09 on a modified retrospective basis as of January 1, 2017, which resulted in a cumulative-effect adjustment of $2.4 million to increase “Deferred income taxes” and “Total stockholders’ equity” on the consolidated balance sheets.  Following the adoption of the provisions of ASU 2016-09 on the modified retrospective basis on January 1, 2017, the Company began recording the excess tax benefits of share-based payment transactions as a component of income tax expense in the period incurred.  For the year ended December 31, 2017, the Company recorded $1.0 million of benefit in income tax expense related to excess tax benefits on 2017 vesting.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a Consensus of the FASB Emerging Issues Task Force to enhance and clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The objective is to reduce diversity in practice. The Company elected to early adopt the provisions of ASU 2016-18 in 2017, which caused $222.3 million of restricted cash to be included within end-of-period cash and cash equivalents on the statement of cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The objective is to reduce the cost and complexity of evaluating goodwill for impairment. The Company elected to early adopt the provisions of ASU 2017-04 in the fourth quarter of 2017, which was applied in the annual goodwill impairment testing on October 1, 2017.

U.S. Tax Reform

On December 22, 2017, the President signed comprehensive tax legislation called The Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected our financial results for the year ended December 31, 2017, including, but not limited to a future reduction of the U.S. federal corporate tax rate from 35% to 21% that affects the current value of our deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”). In addition, the Tax Act establishes new tax laws that may affect our financial results for the year ending December 31, 2018 and future years, including, but not limited to: (1) a reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income (“GILTI”); (4) limitations on the deductibility of certain executive compensation; and (5) limitations on the use of Federal Tax Credit (“FTC’s”) to reduce the U.S. income tax liability.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for us to complete the accounting under ASC 740. In accordance with SAB 118, we must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that our accounting for certain income tax effects of the Tax Act is incomplete but we are able to determine a reasonable estimate, we must record a provisional estimate in the financial statements. If we cannot determine a provisional estimate to be included in the financial statements, we should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments.

Effective January 1, 2018, the Tax Act subjects a U.S. corporation to tax on its GILTI.  Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of GAAP. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense, or factor such amounts into our measurement of deferred taxes. We are currently evaluating our accounting policy election related to GILTI.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional one-time net tax benefit of $17.3 million for the year-ended December 31, 2017. This net tax benefit primarily consists of the net tax impact to our deferred taxes from the corporate rate reduction. We have not completed our accounting for the income tax effects of certain elements of the Tax Act.

Our accounting for the following elements of the Tax Act is provisional. However, we were able to make reasonable estimates of certain effects and, therefore, recorded the following provisional adjustments:

Reduction of U.S. Federal corporate tax rate: The Tax Act reduces the corporate tax rate from 35% to 21%, effective January 1, 2018. As a result, we have recorded a provisional decrease in value of our net DTLs of $17.3 million, with a corresponding net adjustment to deferred income tax benefit of $17.3 million for the year ended December 31, 2017. The Company is able to make a reasonable estimate of the impact of the reduction in the corporate tax rate and no significant provisional items were identified that could result in a material impact to the estimate upon finalization in 2018.

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

We conducted a review of our television indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we did not record impairment in 2017 as the fair values of our television FCC licenses for each of our market clusters was greater than their respective carrying values. The fair values exceeded the carrying values in amounts ranging from 62% to over 1,000%.

We conducted our annual review of our television reporting unit in accordance with ASC 350, Intangibles – Goodwill and Other, and determined that it is more likely than not that its fair value is greater than its carrying amount.  During our qualitative assessment, we considered adverse events or circumstances which could affect the fair value of our television reporting unit.  We considered macroeconomic conditions, the broadcasting industry, the Spanish-language advertising industry, cost factors, our financial performance, our share price and other relevant events in our analysis. Based on our analysis, we determined that it is more likely than not that our television reporting unit fair value exceeded its carrying value, so no impairment of goodwill was recorded.

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

We conducted a review of our radio indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. The fair values of our radio FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 0% to over 195%. Two markets with aggregate carrying value of approximately $3.2 million have fair values that exceed carrying values by less than 10%.

We did not have any goodwill in our radio reporting unit at December 31, 2017.

Digital Media

We conducted our annual review of our digital media reporting unit as part of our goodwill testing and determined that the carrying value of our digital reporting unit exceeded the fair value. The fair value of the digital reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on the historical performance of the business and projected trends in the digital industry and Hispanic market. Based on the assumptions and estimates described above, the digital reporting unit’s fair value exceeded its carrying value by 1%, resulting in no impairment charge for the year ended December 31, 2017. As discussed in Note 5 to Notes to Consolidated Financial Statements, the calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate. The discount rate used in the fair value calculation of the digital reporting unit was increased from prior year and expected cash flows of a component of the reporting unit were decreased from prior year to account for risk within the forecasts of the reporting unit. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 6%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 1%.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2017. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of December 31, 2017, we had $299.2 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at LIBOR plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2017 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $3.0 million based on the outstanding balance of our term loan as of December 31, 2017.

Prior to November 28, 2017, we used derivative instruments in the management of interest rate risk with respect to interest expense on variable debt required by the terms of our previous 2013 Credit Agreement. On December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we paid at a fixed rate and received payments at a variable rate based on three-month LIBOR. The interest rate swap agreements effectively fixed the floating LIBOR-based interest of $186.0 million outstanding LIBOR-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value was recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements were immediately recognized directly to interest expense in the consolidated statement of operations. The change in fair value of the interest rate swap agreements for the years ended December 31, 2016 was a loss of $2.0 million, net of tax, and was included in other comprehensive income (loss). On November 28, 2017, we terminated these swap agreements in conjunction with the refinancing of our debt. Upon termination of the swap agreements, $2.5 million in accumulated other comprehensive income was reclassified to interest expense. Our current policy prohibits entering into derivative instruments for speculation or trading purposes.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and arbitrary 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at December 31, 2017 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Spain, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-37.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the design and operating effectiveness of our internal controls over financial reporting based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

The audited consolidated financial statements included in this annual report on Form 10-K include the results of Headway from the date of acquisition. Management’s assessment of internal control over financial reporting for the year ended December 31, 2017 does not include an assessment of Headway, whose financial statements reflect total assets and revenues constituting 4 and 7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. The Headway acquisition is more fully described in Note 4 to the consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the material weakness in internal control over financial reporting described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017.

As a result of our expanding business operations and geographic scope, primarily related to our Headway acquisition in April 2017, we have experienced a significant increase in the volume of complex accounting matters and the number of control activities necessary to properly present consolidated results. We did not have sufficient accounting resources and personnel (i) to help ensure proper application of U.S. GAAP in the accounting for certain areas primarily related to Headway, including the recording of purchase accounting entries related to contingent consideration and deferred income taxes, and (ii) to effectively design and execute our process level controls around (a) post-acquisition revenue and accounts receivable from Headway’s legacy systems, (b) testing of goodwill impairment for our digital reporting unit, (c) timely review of journal entries, and (d) timely assessment of the effect of the new revenue recognition standard discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recently Issued Accounting Pronouncements and U.S. Tax Reform”.  Although the control weakness did not result in any material misstatement of our consolidated financial statements, it could lead to a material misstatement of account balances or disclosures.  Accordingly, management has concluded that this control weakness constitutes a material weakness.

Management has further concluded that, in light of the material weakness described above, we did not maintain effective internal control over financial reporting as of December 31, 2017 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Our independent registered public accounting firm, Grant Thornton LLP, which has audited and reported on our financial statements, issued an attestation report regarding our internal control over financial reporting as of December 31, 2017. Grant Thornton LLP’s report is included in this annual report below.

Management’s Plan for Remediation

Management has discussed the material weakness described above with the Audit Committee and has identified the steps necessary to remediate the material weakness. Management has started to implement those steps, including the implementation of new enterprise reporting software to provide additional system controls to free up accounting resources, as well as the addition of accounting personnel in certain of our foreign operations to strengthen our accounting resources in these locations and to further free up corporate accounting resources.  Management and the Audit Committee will also assess the need to add additional accounting resources to address complex accounting matters primarily related to our expanding business operations and geographic scope.

We believe that a remediation plan incorporating the measures described above will remediate the material weakness identified and strengthen our internal control over financial reporting.  We will continue to review our financial reporting controls and procedures.  As we finalize and implement the remediation plan outlined above, we may also identify additional measures to address the material weakness or modify certain of the remediation procedures described above. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weakness.  Management, with the input of the Audit Committee, will continue to take steps to remedy the material weakness to reinforce the overall design and capability of our control environment.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all control issues or misstatements.  Accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become adequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control

As a result of the acquisition of Headway, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Such changes related to this acquisition included converting the financial results of Headway from other generally accepted accounting principles to U.S. GAAP and implementing a new enterprise reporting software. We are continuing to augment our existing controls to appropriately manage the risks inherent in an acquisition of this magnitude and complexity.

In addition, in response to the material weakness described above, management has begun implementing enhancements to our internal control over financial reporting as described above in “Management’s Plan for Remediation” section. These remediation efforts related to the material weakness described above represented changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Entravision Communications Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Entravision Communications Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management did not have sufficient accounting resources and personnel to ensure proper application of U.S. GAAP and to effectively design and execute process level controls around certain complex or non-recurring transactions, as described in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 30, 2018 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of several entities collectively doing business as Headway (“Headway”), whose financial statements reflect total assets and revenues constituting 4 and 7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. As indicated in Management’s Report, Headway was acquired during 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Headway.

Definition and limitations of internal control over financial reporting

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

Other information

We do not express an opinion or any other form of assurance on Management’s Plan for Remediation included in the accompanying Management’s Report.

/s/ GRANT THORNTON LLP
Los Angeles, California
March 30, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2(18)	Fourth Amended and Restated Bylaws, as adopted on December 3, 2014

10.1(3)†	2000 Omnibus Equity Incentive Plan

10.2(6)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(3)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(22)†	Employment Agreement effective as of January 1, 2017 by and between the registrant and Walter F. Ulloa

10.5(24)†	Executive Employment Agreement effective as of March 1, 2017 by and between the registrant and Jeffery A. Liberman

10.6(20)†	Executive Employment Agreement effective as of January 1, 2016 by and between the registrant and Jeffery A. Liberman

10.7(20)†	Executive Employment Agreement effective as of January 1, 2016 between the registrant and Christopher T. Young

10.8(20)†	Executive Employment Agreement effective as of January 1, 2016 between the registrant and Mario M. Carrera

10.9(3)†	Form of Indemnification Agreement for officers and directors of the registrant

10.10(3)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.11(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.12(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.13(3)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.14(8)

First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.15(7)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

10.16(12)	Third Amendment to Lease effective as of January 31, 2011 by and between Water Garden Company L.L.C. and the registrant

Exhibit Number	Exhibit Description

10.17(26)	Station Affiliation Agreement, dated as of October 2, 2017, by and between Entravision Communications Corporation, The Univision Network Limited Partnership and UniMás Network

10.18(9)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.19(13)

Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.20(9)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.21(13)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.22(2)†	2004 Equity Incentive Plan

10.23(10)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.24(11)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.25(15)†	Third Amendment, dated as of April 23, 2014, to 2004 Equity Incentive Plan

10.26(16)†	Fourth Amendment, dated as of May 21, 2014, to 2004 Equity Incentive Plan

10.27(6)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.28(17)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (directors)

10.29(19)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.30(19)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.31(21)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.32(23)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.33(4)	2001 Employee Stock Purchase Plan

10.34(5)	First Amendment, dated as of December 31, 2005, to 2001 Employee Stock Purchase Plan

10.35(17)†	Non-Employee Director Compensation Policy

10.36(27)

Credit Agreement, dated as of November 30, 2017, by and among Entravision Communications Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, RBC Capital Markets, as Syndication Agent, Wells Fargo Bank, National Association, as Documentation Agent, and the other financial institutions party thereto as Lenders

10.37(14)

Credit Agreement, dated as of May 31, 2013, by and among Entravision Communications Corporation, as the Borrower, the other persons designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and as Agent for all Lenders, the other financial institutions party thereto as Lenders, CitiGroup Global Markets, Inc., MacQuarie Capital (USA) Inc. and RBC Capital Markets, as Co-Syndication Agents and Joint Lead Arrangers, and GE Capital Markets, Inc., as Joint Lead Arranger and Sole Bookrunner

10.38(25)

First Amendment, dated as of August 1, 2017, to the Credit Agreement dated as of May 31, 2013 by and among Entravision Communications Corporation, the other persons designated as Credit Parties, the other financial institutions party thereto as Lenders, Antares Holdings LP, as Agent for the Lenders, and the other parties thereto

10.39(27)

Security Agreement, dated as of November 30, 2017, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and Bank of America, N.A., as Administrative Agent

10.40(14)

Amended and Restated Security Agreement, dated August 1, 2013, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Agent

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

(4)	Incorporated by reference from Annex B to our definitive Proxy Statement on Schedule 14A, filed with the SEC on April 9, 2001.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 24, 2006.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(8)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 25, 2011.
(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 5, 2012.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2013.
(15)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014.
(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 30, 2014.
(17)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014.
(18)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 5, 2014.
(19)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015.
(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 1, 2016.
(21)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016.
(22)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 30, 2016.
(23)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.
(24)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 24, 2017.
(25)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on August 2, 2017.
(26)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 5, 2017.
(27)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 1, 2017.

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: March 30, 2018

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

Signature	Title	Date

/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	March 30, 2018

/s/ CHRISTOPHER T. YOUNG Christopher T. Young	Executive Vice President, Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2018

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	March 30, 2018

/s/ Gilbert R. Vasquez Gilbert R. Vasquez	Director	March 30, 2018

/s/ Patricia Diaz Dennis Patricia Diaz Dennis	Director	March 30, 2018

/s/ Juan Saldivar von Wuthenau Juan Saldivar von Wuthenau	Director	March 30, 2018

/s/ Martha Elena Diaz Martha Elena Diaz	Director	March 30, 2018

ENTRAVISION COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Entravision Communications Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Entravision Communications Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 30, 2018 expressed an adverse opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2014. Los Angeles, California
March 30, 2018

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(In thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$39,560	$61,520
Restricted cash	222,294	—
Trade receivables (including related parties of $4,653 and $7,357), net of allowance for doubtful accounts of $2,566 and $2,550	84,348	65,072
Prepaid expenses and other current assets (including related parties of $274 and $274)	6,260	4,870
Total current assets	352,462	131,462
Property and equipment, net of accumulated depreciation of $179,869 and $204,343	60,337	55,368
Intangible assets subject to amortization, net of accumulated amortization of $87,632 and $81,770 (including related parties of $9,555 and $11,598)	26,758	13,120
Intangible assets not subject to amortization	251,163	220,701
Goodwill	70,557	50,081
Deferred income taxes	—	44,677
Other assets	4,690	2,512
Total assets	$765,967	$517,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,750
Accounts payable and accrued expenses (including related parties of $2,548 and $3,886)	59,522	30,810
Total current liabilities	62,522	34,560
Long-term debt, less current maturities, net of unamortized debt issuance costs of $3,761 and $2,365	292,489	286,697
Other long-term liabilities	21,447	13,208
Deferred income taxes	40,639	—
Total liabilities	417,097	334,465

Commitments and contingencies (note 12)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2017 66,069,325 and 2016 65,886,256	7	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2017 and 2016 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2017 and 2016 9,352,729	1	1
Additional paid-in capital	888,650	904,867
Accumulated deficit	(539,730)	(718,444)
Accumulated other comprehensive income (loss)	(60)	(2,977)
Total stockholders' equity	348,870	183,456
Total liabilities and stockholders' equity	$765,967	$517,921

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2017, 2016 and 2015

(In thousands, except share and per share data)

	2017	2016	2015
Net revenue:
Revenue from advertising and retransmission consent	$272,091	$258,514	$243,484
Revenue from spectrum usage rights	263,943	—	10,650
Total net revenue	$536,034	$258,514	$254,134
Expenses:
Cost of revenue - television (spectrum usage rights)	12,340	—	—
Cost of revenue - digital media	32,206	9,536	7,242
Direct operating expenses (including related parties of $9,494, $10,302, and $9,306) (including non-cash stock-based compensation of $1,236, $1,330, and $1,931)	119,283	113,439	110,323
Selling, general and administrative expenses	49,116	46,798	42,815
Corporate expenses (including non-cash stock-based compensation of $4,855, $3,705, and $3,309)	27,937	24,543	22,520
Depreciation and amortization (includes direct operating of $8,861, $9,206, and $10,326; selling, general and administrative of $6,347, $4,735, and $4,219; and corporate of $1,203, $1,401 and $1,444) (including related parties of $2,043, $2,320, and $2,321)	16,411	15,342	15,989
Foreign currency (gain) loss	350	—	—
	257,643	209,658	198,889
Operating income	278,391	48,856	55,245
Interest expense	(16,709)	(15,469)	(13,047)
Interest income	774	300	45
Other income (loss)	262	—	—
Gain (loss) on debt extinguishment	(3,306)	(161)	(204)
Income (loss) before income taxes	259,412	33,526	42,039
Income tax (expense) benefit	(82,809)	(13,121)	(16,414)
Income (loss) before equity in net income (loss) of	176,603	20,405	25,625
Equity in net income (loss) of nonconsolidated affiliate	(310)	—	—
Net income	$176,293	$20,405	$25,625
Basic and diluted earnings per share:
Net income per share, basic	$1.95	$0.23	$0.29
Net income per share, diluted	$1.92	$0.22	$0.28
Cash dividends declared per common share, basic	$0.16	$0.13	$0.11
Cash dividends declared per common share, diluted	$0.16	$0.12	$0.10
Weighted average common shares outstanding, basic	90,272,257	89,340,589	87,920,230
Weighted average common shares outstanding, diluted	91,891,957	91,303,056	90,295,185

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2017, 2016 and 2015

(In thousands, except share and per share data)

	2017	2016	2015
Net income	$176,293	$20,405	$25,625
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(60)
Change in fair value of interest rate swap agreements	1,530	1,138	(1,977)
Termination of interest rate swap agreements	1,447	—	—
Total other comprehensive income (loss)	2,917	1,138	(1,977)
Comprehensive income	$179,210	$21,543	$23,648

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2017, 2016 and 2015

(In thousands, except share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, January 1, 2015	58,893,970	18,930,035	9,352,729	—	$6	$2	$1	$912,161	$(764,474)	$(2,138)	$145,558
Issuance of common stock upon exercise of stock options or awards of restricted stock units	1,580,779	—	—	—	—	—	—	2,177	—	—	2,177
Stock-based compensation expense	—	—	—	—	—	—	—	5,240	—	—	5,240
Class B common stock exchanged for Class A common stock	4,002,422	(4,002,422)	—	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(9,350)	—	—	(9,350)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	(1,977)	(1,977)
Net income for the year ended December 31, 2015	—	—	—	—	—	—	—	—	25,625	—	25,625
Balance, December 31, 2015	64,477,171	14,927,613	9,352,729	—	$6	$2	$1	$910,228	$(738,849)	$(4,115)	$167,273
Issuance of common stock upon exercise of stock options or awards of restricted stock units	1,409,085	—	—	—	1	—	—	780	—	—	781
Stock-based compensation expense	—	—	—	—	—	—	—	5,035	—	—	5,035
Dividends paid	—	—	—	—	—	—	—	(11,176)	—	—	(11,176)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	1,138	1,138
Net income for the year ended December 31, 2016	—	—	—	—	—	—	—	—	20,405	—	20,405
Balance, December 31, 2016	65,886,256	14,927,613	9,352,729	—	$7	$2	$1	$904,867	$(718,444)	$(2,977)	$183,456
Adoption of ASU 2016-09	—	—	—	—	—	—	—	(36)	2,421	—	2,385
Issuance of common stock upon exercise of stock options or awards of restricted stock units	603,440	—	—	—	0	—	—	708	—	—	708
Taxes related to shares withheld for share-based compensation plans	537,886	—	—	—	—	—	—	(2,980)	—	—	(2,980)
Stock-based compensation expense	—	—	—	—	—	—	—	6,091	—	—	6,091
Repurchase of Class A common stock	(958,257)	—	—	958,257	(0)	—	—	(5,330)	—	—	(5,330)
Retirement of treasury stock	—	—	—	(958,257)	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(14,670)	—	—	(14,670)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	1,530	1,530
OCI release due to termination of interest rate swap agreements	—	—	—	—	—	—	—	—	—	1,447	1,447
Foreign Currency Translation (gain) loss	—	—	—	—	—	—	—	—	—	(60)	(60)
Net income for the year ended December 31, 2017	—	—	—	—	—	—	—	—	176,293	—	176,293
Balance, December 31, 2017	66,069,325	14,927,613	9,352,729	—	$7	$2	$1	$888,650	$(539,730)	$(60)	$348,870

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$176,293	$20,405	$25,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,411	15,342	15,989
Cost of revenue - television (spectrum usage rights)	12,340	—	—
Deferred income taxes	81,963	12,528	15,664
Non-cash interest	3,237	776	797
Amortization of syndication contracts	452	398	360
Payments on syndication contracts	(445)	(388)	(510)
Equity in net (income) loss of nonconsolidated affiliate	310	—	—
Non-cash stock-based compensation	6,091	5,035	5,240
(Gain) loss on sale of property	28	—	—
(Gain) loss on debt extinguishment	3,306	161	204
Changes in assets and liabilities:
(Increase) decrease in trade receivables	414	1,397	871
(Increase) decrease in prepaid expenses and other current assets	(913)	439	(499)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,033	1,203	(1,458)
Net cash provided by operating activities	301,520	57,296	62,283
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	50	—	—
Purchases of property and equipment	(12,078)	(9,053)	(13,696)
Purchases of intangibles	(32,588)	—	—
Purchase of a businesses, net of cash acquired	(32,968)	—	—
Purchases of short term investments: CDs	—	(30,000)	—
Proceeds from short term investments: CDs	—	30,000	—
Purchases of investments	(2,450)	(500)	—
Deposits on acquisition	(190)	—	—
Net cash used in investing activities	(80,224)	(9,553)	(13,696)
Cash flows from financing activities:
Proceeds from stock option exercises	708	780	2,177
Tax payments related to shares withheld for share-based compensation plans	(798)	—	—
Payments on long-term debt	(293,563)	(23,750)	(23,750)
Dividends paid	(14,670)	(11,177)	(9,350)
Repurchase of Class A common stock	(5,330)	—	—
Payment of contingent consideration	—	—	(1,000)
Termination of swap agreements	(2,441)	—	—
Proceeds from borrowings on long-term debt	298,500	—	—
Payments of capitalized debt offering and issuance costs	(3,382)	—	—
Net cash used in financing activities	(20,976)	(34,147)	(31,923)
Effect of exchange rates on cash, cash equivalents and restricted cash	14	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	200,334	13,596	16,664
Cash, cash equivalents and restricted cash:
Beginning	61,520	47,924	31,260
Ending	$261,854	$61,520	$47,924
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$13,472	$14,693	$12,249
Income taxes	$846	$593	$750
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$1,678	$1,068	$813
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$15,926	$—	$—

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter referred to collectively as the “Company”) is a leading global media company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, the Company’s digital segment, located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Entravision’s expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio, and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2017, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting, and digital media. As of December 31, 2017, the Company owns and/or operates 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. The television broadcasting segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Entravision also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicate radio programming to more than 300 stations across the United States. The Company operates a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on its owned and operated digital media sites; the digital media sites of its publisher partners; and on other digital media sites it can access through third-party platforms and exchanges.

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

The Company has consolidated one entity for which it is the primary beneficiary. Total net assets and results of operations of the entity as of and for the years ended December 31, 2017 and 2016 are not significant.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and commercial paper. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. The Company had $5.8 million in cash and cash equivalents held outside the United States as of December 31, 2017.  The Company did not have material cash and cash equivalents held outside the United States as of December 31, 2016.

Restricted Cash

As of December 31, 2017, the Company’s balance sheet includes $222.3 million in restricted cash of which $221.5 million relates to proceeds received by the Company for its participation in the FCC auction for broadcast spectrum which were deposited into the account of a qualified intermediary to comply with Internal Revenue Code Section 1031 requirements to execute a like-kind exchange. The remaining $0.8 million in restricted cash was used as temporary collateral for the Company’s letters of credit.

Investments

Beginning in the third quarter of 2016, the Company made an investment in Chanclazo Studios, Inc. ("Chanclazo"), an innovative digital production studio that creates and distributes short and long form 3D animation, virtual reality and augmented reality content for Hispanic audiences. The net investment in Chanclazo totaled $1.25 million, for a 17% ownership interest as of December 31, 2017. The investment was recorded in "Other assets" on the consolidated balance sheets and is accounted for using the cost method.

The Company made an investment in Cocina Vista, LLC (“Cocina”), a digital media company focused on Spanish and Latin American food and cooking in the United States, Spain and Latin America, during the second quarter of 2017. The net investment in Cocina totaled $1.7 million for a 34.35% ownership interest. The Company is required to make a second investment of $1.5 million, for a total ownership interest of 51%, if Cocina achieves certain EBITDA goals through November 2018. As of December 31, 2017, Cocina had not achieved those goals. The investment was recorded in “Other assets” on the consolidated balance sheet and is accounted for using the equity method.

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

In testing the goodwill of its reporting units for impairment, the Company first determines, based on a qualitative assessment, whether it is more likely than not that the fair value of each of its reporting units is less than their respective carrying amounts.  The Company has determined that each of its operating segments is a reporting unit.

If it is deemed more likely than not that the fair value of a reporting unit is less than the carrying value based on this initial assessment, the next step is a quantitative comparison of the fair value of the reporting unit to its carrying amount. If a reporting unit’s estimated fair value is equal to or greater than that reporting unit’s carrying value, no impairment of goodwill exists and the testing is complete. If the reporting unit’s carrying amount is greater than the estimated fair value, then an impairment loss is recorded for the amount of the difference.

When a quantitative analysis is performed, the estimated fair value of goodwill is determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to each reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to the Company’s reporting units. The market approach requires the Company to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums. In recent years, there has been a decrease in the number of comparable transactions, which makes the market approach of comparable transactions and transaction premiums more difficult to estimate than in previous years.

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2017, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Estimated losses for bad debts are provided for in the financial statements through a charge to expense that aggregated $1.1 million, $0.8 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The net charge off of bad debts aggregated $1.1 million, $1.4 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

As of December 31, 2017 and 2016, the fair value of the Company’s long-term debt was approximately $300.0 million and $292.8 million, respectively, based on an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

The carrying values of receivables, payables and accrued expenses approximate fair value due to the short maturity of these instruments.

Derivative Instruments

Prior to November 28, 2017, the Company used derivatives in the management of interest rate risk with respect to interest expense on variable rate debt. The Company was party to interest rate swap agreements with financial institutions that fixed the variable benchmark component (LIBOR) of its interest rate on a portion of its term loan beginning December 31, 2015. On November 28, 2017, the Company terminated these swap agreements in conjunction with the refinancing of its debt. The Company’s current policy prohibits entering into derivative instruments for speculation or trading purposes.

The Company recognizes all of its derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value was a component of other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements would be immediately recognized directly to interest expense in the consolidated statement of operations. See Notes 9 and 10 for further discussion of derivative instruments.

The carrying amount of the Company’s interest rate swap agreements were recorded at fair value, including consideration of non-performance risk, when material. The fair value of each interest rate swap agreement was determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements. Upon termination of the swap agreements, $2.5 million in accumulated other comprehensive income was reclassified to interest expense.

Off-balance Sheet Financings and Liabilities

Other than lease commitments, legal contingencies incurred in the normal course of business, employment contracts for key employees and the interest rate swap agreements (see Notes 9, 10, 12 and 16), the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material variable-interest entities that are not included in the consolidated financial statements.

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

Value Added Taxes

Value added taxes collected from customers and remitted to governmental authorities are accounted for on a net basis, and are therefore excluded from revenues.

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.6 million, $0.4 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Legal Costs

Amounts incurred for legal costs that pertain to loss contingencies are expensed as incurred.

Repairs and Maintenance

All costs associated with repairs and maintenance are expensed as incurred.

Revenue Recognition

Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Revenue for contracts with advertising agencies is recorded at an amount that is net of the commission retained by the agency. Revenue from contracts directly with the advertisers is recorded as gross revenue and the related commission or national representation fee is recorded in operating expense. Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided. Digital related revenue is recognized when display or other digital advertisements record impressions on the websites of the Company’s third party publishers or as the advertiser’s previously agreed-upon performance criteria are satisfied.

The Company generates revenue under arrangements in which deliverables are sold on a stand-alone basis within a specific segment, and those that are sold on a combined basis across multiple segments. The Company has determined that in such revenue arrangements which contain multiple products and services, revenues are allocated based on the relative fair value of each item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

Under the Company’s current proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. The Company recognizes retransmission consent revenue earned as the television signal is delivered to the MVPD.

The Company also generates revenue under two current marketing and sales agreements with Univision, which give the Company the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

The Company also generates revenue from agreements associated with its television stations’ spectrum usage rights from a variety of sources, including but not limited to entering into agreements with third parties to utilize excess spectrum for the broadcast of their multicast networks, charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with broadcasting operations, and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements.  Revenue from such agreements is recognized over the period of the lease or when the Company has relinquished all or a portion of its spectrum usage rights for a station or have relinquished its rights to operate a station on the existing channel free from interference.

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $0.9 million for the year ended December 31, 2017 and $0.5 million for each of the years ended December 31, 2016 and 2015. Trade costs were approximately $0.9 million for the year ended December 31, 2017 and $0.5 million for each of the years ended December 31, 2016 and 2015.

Cost of Revenue

Cost of revenue related to the Company’s television segment consists primarily of the carrying value of spectrum usage rights that were surrendered in the FCC auction for broadcast spectrum. Cost of revenue related to the Company’s digital media segment consists primarily of the costs of online media acquired from third-party publishers.

Direct operating expenses

Direct operating expenses consist primarily of salaries and commissions of sales staff, amounts paid to national representation firms, production and programming expenses, fees for ratings services, and engineering costs.

Corporate expenses

Corporate expenses consist primarily of salaries related to corporate officers and back office functions, third party legal and accounting services, and fees incurred as a result of being a publicly traded company.

Stock-Based Compensation

The Company recognizes stock-based compensation according to the provisions of ASC 718, “Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock awards, restricted stock units, and employee stock purchases under the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) based on estimated fair values.

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

Earnings Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Basic earnings per share:
Numerator:
Net income	$176,293	$20,405	$25,625
Denominator:
Weighted average common shares outstanding, basic	90,272,257	89,340,589	87,920,230
Per share:
Net income per share	$1.95	$0.23	$0.29
Diluted earnings per share:
Numerator:
Net income	$176,293	$20,405	$25,625
Denominator:
Weighted average common shares outstanding	90,272,257	89,340,589	87,920,230
Dilutive securities:
Stock options	906,519	1,373,733	1,815,489
Restricted stock units	713,181	588,734	559,466
Diluted shares outstanding	91,891,957	91,303,056	90,295,185
Per share:
Net income per share	$1.92	$0.22	$0.28

Basic earnings per share is computed as net income divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the years ended December 31, 2017, 2016 and 2015, a total of 243,234, 698,344 and 299,143 shares of dilutive securities, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Comprehensive Income (loss)

For the years ended December 31, 2017 and 2016 the Company had other comprehensive income, net of tax, of $2.9 and $1.1 million, respectively, and had other comprehensive loss, net of tax, of $2.0 million, for the year ended December 31, 2015, related to the fair value of swaps and translation of foreign currency.

Recently Issued Accounting Pronouncements and U.S. Tax Reform

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

The Company is finalizing its assessment of the impact this new guidance will have in its consolidated financial statements and believes that its revenues will not be materially impacted by the new guidance. Specifically, its television and radio spot advertising contracts are short-term in nature with transaction price consideration agreed upon in advance. The Company expects broadcast revenue will continue to be recognized when commercials are aired and digital revenue will continue to be recognized when display or other digital advertisements record impressions on the websites of the Company’s third party publishers or as the advertiser’s previously agreed-upon performance criteria are satisfied. Further, the Company expects that revenue earned under retransmission agreements will be recognized under the licensing of intellectual property guidance in the standard, which will not have a material change to its current revenue recognition. The Company also expects to use the practical expedient around costs incurred to obtain a contract and we will continue to expense sales commissions when incurred. The adoption of this standard will also result in a number of incremental disclosures surrounding the Company’s revenue transactions and policies.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements. This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with optional practical expedients. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right–of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on its consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

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

Newly Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires companies to record excess tax benefits and tax deficiencies as a component of the provision for income taxes in the period in which they occur. The Company has adopted the provisions of ASU 2016-09 on a modified retrospective basis as of January 1, 2017, which resulted in a cumulative-effect adjustment of $2.4 million to increase “Deferred income taxes” and “Total stockholders’ equity” on the consolidated balance sheets.  Following the adoption of the provisions of ASU 2016-09 on the modified retrospective basis on January 1, 2017, the Company began recording the excess tax benefits of share-based payment transactions as a component of income tax expense in the period incurred.  For the year ended December 31, 2017, the Company recorded $1.0 million of benefit in income tax expense related to excess tax benefits on 2017 vesting.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a Consensus of the FASB Emerging Issues Task Force to enhance and clarify the guidance on the classification and presentation of restricted cash in the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The objective is to reduce diversity in practice. The Company elected to early adopt the provisions of ASU 2016-18 in 2017, which caused $222.3 million of restricted cash to be included within end-of-period cash and cash equivalents on the statement of cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The objective is to reduce the cost and complexity of evaluating goodwill for impairment. The Company elected to early adopt the provisions of ASU 2017-04 in the fourth quarter of 2017, which was applied in the annual goodwill impairment testing on October 1, 2017.

U.S. Tax Reform

On December 22, 2017, the President signed comprehensive tax legislation called The Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected the Company’s financial results for the year ended December 31, 2017, including, but not limited to a future reduction of the U.S. federal corporate tax rate from 35% to 21% that affects the current value of the Company’s deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”). In addition, the Tax Act establishes new tax laws that may affect the Company’s financial results for the year ending December 31, 2018 and future years, including, but not limited to: (1) a reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) a general elimination of U.S.

federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income (“GILTI”); (4) limitations on the deductibility of certain executive compensation; and (5) limitations on the use of Federal Tax Credit (“FTC’s”) to reduce the U.S. income tax liability.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for the Company to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that the Company’s accounting for certain income tax effects of the Tax Act is incomplete but the Company is able to determine a reasonable estimate, the Company must record a provisional estimate in the financial statements. If the Company cannot determine a provisional estimate to be included in the financial statements, the Company should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. If the Company were able to make reasonable estimates of the effects of elements for which the Company’s analysis is not yet complete, the Company recorded provisional adjustments.

Effective January 1, 2018, the Tax Act subjects a U.S. corporation to tax on its GILTI.  Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of GAAP. Under GAAP, the Company can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense, or factor such amounts into its measurement of deferred taxes. The Company is currently evaluating its accounting policy election related to GILTI.

In connection with the Company’s initial analysis of the impact of the Tax Act, the Company has recorded a provisional one-time net tax benefit of $17.3 million for the year-ended December 31, 2017. This net tax benefit primarily consists of the net tax impact to the Company’s deferred taxes from the corporate rate reduction. The Company has not completed the Company’s accounting for the income tax effects of certain elements of the Tax Act.

The Company’s accounting for the following elements of the Tax Act is provisional. However, the Company was able to make reasonable estimates of certain effects and, therefore, recorded the following provisional adjustments:

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate from 35% to 21%, effective January 1, 2018. As a result, the Company has recorded a provisional decrease in value of the Company’s net DTLs of $17.3 million, with a corresponding net adjustment to deferred income tax benefit of $17.3 million for the year ended December 31, 2017. The Company is able to make a reasonable estimate of the impact of the reduction in the corporate tax rate and no significant provisional items were identified that could result in a material impact to the estimate upon finalization in 2018.

3. SIGNIFICANT TRANSACTIONS

FCC Auction for Broadcast Spectrum

During the year ended December 31, 2017, the Company recognized revenue of $263.9 million related to its participation in the FCC auction for broadcast spectrum. This revenue reflects the relinquishment of the Company’s permanent spectrum usage rights related to four television stations: WMDO-CD serving the Washington, D.C. market, WJAL-TV serving the Hagerstown, Maryland market, KSMS-TV serving the Monterey-Salinas, California market, and WUVN-TV serving the Hartford, Connecticut market. The proceeds of the auction were deposited into the account of a qualified intermediary to comply with Internal Revenue Code Section 1031 requirements to execute a like-kind exchange and are reflected in the Company’s Consolidated Balance Sheets as “Restricted cash” as of December 31, 2017. The Company also recorded an expense of $12.3 million during year ended December 31, 2017 to account for the write-off of the carrying value of spectrum usage rights surrendered. This expense is classified as “Cost of revenue – television (spectrum usage rights)” on the Consolidated Statements of Operations. The FCC has allowed auction participants up to six months after the relinquishment of their permanent spectrum usage rights to cease broadcasting.  The company has treated this usage period as a sale-leaseback transaction in accordance with ASC 840-40 and recorded lease expense based on the fair market value.

4. ACQUISITIONS

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

Headway

On April 4, 2017, the Company completed the acquisition of 100% of the stock of Headway, a provider of mobile, programmatic, data and performance digital marketing solutions primarily in the United States, Mexico and other markets in Latin America. The Company acquired Headway in order to acquire additional digital media platforms that the Company believes will enhance its offerings to the U.S. Hispanic marketplace as well as expand its international footprint. The transaction was funded from our cash on hand, for an aggregate cash consideration of $12.0 million, net of $4.5 million of cash acquired, and contingent consideration with a fair value of $15.9 million as of the acquisition date.

The following is a summary of the purchase price allocation for our acquisition of Headway (in millions):

Accounts receivable	$19.8
Intangible assets subject to amortization	15.9
Goodwill	15.9
Current liabilities	(19.7)
Deferred tax	(4.0)

Intangibles assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Existing technology	$1.0	2.0
Publisher relationships	5.0	3.0
Advertiser relationships	4.8	5.0
MediaMath agreement	2.1	9.0
Non-Compete agreements	1.1	4.0
Trade name	1.9	5.0

The acquisition of Headway includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Headway based upon the achievement of certain annual performance benchmarks over a three-year period. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the three-year period is between $0 and $27.0 million. The fair value of the contingent consideration recognized on the acquisition date of $15.9 million was estimated by applying the real options approach using level 3 inputs as further discussed in note 10.  The agreement also includes payments of up to approximately $7.5 million to certain key employees, which will be treated as post-acquisition compensation expense and accrued as earned.

The fair value of the assets acquired includes trade receivables of $19.8 million. The gross amount due under contract is $20.9 million, of which $1.1 million is expected to be uncollectable.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the digital media segment and is attributable to Headway’s workforce and expected synergies from combining Headway’s operations with those of the Company.

During the quarter ended December 31, 2017, the Company recorded measurement period adjustments primarily to adjust the fair value of intangible assets and contingent consideration to the final valuations and to reflect the value of deferred tax liabilities at the tax rates of the foreign jurisdictions they relate to.

The following unaudited pro forma information for the years ended December 31, 2017 and 2016 has been prepared to give effect to the acquisition of Headway as if the acquisition had occurred on January 1, 2016. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Years Ended
	Ended December 31,
	2017	2016
Pro Forma:
Total revenue	$545,592	$288,710
Net income (loss)	$176,733	$20,282

Basic and diluted earnings per share:
Net income per share, basic	$1.95	$0.23
Net income per share, diluted	$1.92	$0.22

Weighted average common shares outstanding, basic	90,272,257	89,340,589
Weighted average common shares outstanding, diluted	91,891,957	91,303,056

The unaudited pro forma information for the years ended December 31, 2017 and 2016, was adjusted to exclude acquisition fees and costs of $0.5 million and $0.8 million, respectively, which were expensed in connection with the acquisition.

KMIR-TV and KPSE-LD

On November 1, 2017, the Company completed the acquisition of television stations KMIR-TV, the local NBC affiliate, and KPSE-LD, the local MyNetworkTV affiliate, both of which serve the Palm Springs, California area, for an aggregate $21 million. The Company acquired these stations based on its acquisition strategy to enhance its offerings in those markets in which it already competes.

The Company evaluated the transferred set of activities, assets, inputs and processes applied to these inputs in this acquisition and determined that the acquisition did constitute a business.

The following is a summary of the purchase price allocation for the acquisition of television stations KMIR-TV and KPSE-LD (in millions):

Property and equipment	$2.9
Intangible assets subject to amortization	3.6
Goodwill	4.6
FCC licenses	9.9

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the television segment and is attributable to the stations’ workforce and expected synergies from combining the stations’ operations with those of the Company.  The following unaudited pro forma information for the years ended December 31, 2017 and 2016 has been prepared to give effect to the acquisition of television stations KMIR-TV and KPSE-LD as if the acquisition had occurred on January 1, 2016. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for any future periods.

	Years Ended
	Ended December 31,
	2017	2016
Pro Forma:
Total revenue	$543,355	$267,614
Net income (loss)	$176,894	$21,574

Basic and diluted earnings per share:
Net income per share, basic	$1.96	$0.24
Net income per share, diluted	$1.92	$0.24

Weighted average common shares outstanding, basic	90,272,257	89,340,589
Weighted average common shares outstanding, diluted	91,891,957	91,303,056

WJAL-TV

In connection with the FCC auction for broadcast spectrum (see Note 3), in the second quarter of 2017 the Company exercised its rights under a channel sharing agreement to acquire rights to utilize spectrum in the Washington, D.C. market in exchange for payment from the Company of approximately $32.6 million. During the third quarter of 2017, the Company relocated its television station WJAL-TV, previously serving the Hagerstown, Maryland market, to the Washington, D.C. market. The transaction was treated as an asset acquisition and was recorded in “Intangible assets not subject to amortization” on the Company’s consolidated balance sheet.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	December 31,			December 31,			December 31,
	2015	Acquisition	Impairment	2016	Acquisition	Impairment	2017
Television	$35,912	—	—	$35,912	4,637	—	$40,549
Radio	—	—	—	—	—	—	—
Digital	14,169	—	—	14,169	15,839	—	30,008
Consolidated	$50,081	$—	$—	$50,081	$20,476	$—	$70,557

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2017 and 2016 is as follows (in thousands):

		2017			2016
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	9	$67,489	$55,560	$11,929	$65,089	$53,492	$11,597
Customer base	5	9,146	3,839	5,307	3,146	2,664	482
Pre-sold advertising contracts and other	6	37,755	28,233	9,522	26,655	25,614	1,041
Total assets subject to amortization:		$114,390	$87,632	$26,758	$94,890	$81,770	$13,120
Intangible assets not subject to amortization:
FCC licenses and spectrum usage rights				251,163			220,701
Total intangible assets				$277,921			$233,821

The aggregate amount of amortization expense for the years ended December 31, 2017, 2016 and 2015 was approximately $5.9 million, $3.5 million and $3.5 million, respectively. Estimated amortization expense for each of the years ended December 31, 2018 through 2022 is as follows (in thousands):

Estimated Amortization Expense	Amount
2018	$5,800
2019	5,300
2020	3,900
2021	3,300
2022	1,900

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

The Company conducted a review of the fair value of the television reporting unit.  The Company performed a qualitative assessment and determined that it is more likely than not that its fair value is greater than its carrying amount.  During the qualitative assessment, the Company considered adverse events or circumstances which could affect the fair value of its television reporting unit.  It considered macroeconomic conditions, the broadcasting industry, the Spanish-language advertising industry, cost factors, its financial performance, its share price and other relevant events in its analysis. As such, a quantitative impairment test was unnecessary and no impairment of goodwill of the television reporting unit was recorded in 2017, 2016 and 2015.

The Company also conducted a review of the fair value of the digital reporting unit. As of the annual goodwill testing date, October 1, 2017, there was $30.0 million of goodwill in the digital media reporting unit. The estimated fair value of the digital goodwill was determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to the digital reporting unit. The market approach requires the Company to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums. The current economic conditions have led to a decrease in the number of comparable transactions, which makes the market approach of comparable transactions and transaction premiums more difficult to estimate than in previous years.

The income approach estimates fair value based on the estimated future cash flows of the digital reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of the reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated the discount rate on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the digital media industry. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the digital reporting unit. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the digital media industry. The Company estimated its revenue projections and profit margin projections based on internal forecasts about future performance.

Based on the assumptions and estimates described above, the digital reporting unit fair value exceeded its carrying value by 1%, resulting in no impairment charge in 2017. The discount rate used in the fair value calculation of the digital reporting unit was increased from prior year and expected cash flows of a component of the reporting unit were decreased from prior year to account for risk within the forecasts of the reporting unit. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 6%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 1%.

Uncertain economic conditions, fiscal policy and other factors beyond the Company’s control potentially could have an adverse effect on the capital markets, which would affect the discount rate assumptions, terminal value estimates, transaction premiums and comparable transactions. Such uncertain economic conditions could also have an adverse effect on the fundamentals of the business and results of operations, which would affect the internal forecasts about future performance and terminal value estimates.

Furthermore, such uncertain economic conditions could have a negative impact on the digital advertising industry in general or the industries of those customers who advertise with the digital reporting unit, including, among others, the automotive, financial and other services, telecommunications, travel and restaurant industries, which in the aggregate provide a significant amount of the historical and projected advertising revenue. The activities of competitors could have an adverse effect on the internal forecasts about future performance and terminal value estimates. Changes in technology or audience preferences, including increased competition from other forms of advertising-based mediums, could have an adverse effect on the internal forecasts about future performance, terminal value estimates and transaction premiums. Finally, the risk factors that the Company identifies from time to time in its SEC reports could have an adverse effect on the internal forecasts about future performance, terminal value estimates and transaction premiums.

There can be no assurance that the estimates and assumptions made for the purpose of the Company’s goodwill impairment testing will prove to be accurate predictions of the future. If the assumptions regarding internal forecasts of future performance of the reporting unit are not achieved, if market conditions change and affect the discount rate, or if there are lower comparable transactions and transaction premiums, the Company may be required to record goodwill impairment charges in future periods. It is not possible at this time to determine if any such future change in the Company’s assumptions would have an adverse impact on the valuation models and result in impairment, or if it does, whether such impairment charge would be material.

The Company did not have any goodwill in its radio reporting unit at December 31, 2017 and December 31, 2016.

There were no events that occurred subsequent to the annual impairment testing date that suggest that it is more likely than not that the fair value of any of the Company’s reporting units is less than the respective carrying amount.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2017 and 2016. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company did not record impairment of FCC licenses for the years ended December 31, 2017 and 2016.

6. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2017 and 2016 consists of (in millions):

	Estimated useful life (years)	2017	2016
Buildings	39	$22.4	$18.6
Construction in progress	—	4.6	2.6
Transmission, studio and other broadcast equipment	5-15	145.9	166.9
Office and computer equipment	3-7	28.9	30.2
Transportation equipment	5	6.4	6.8
Leasehold improvements and land improvements	Lesser of lease life or useful life	22.7	26.4
		230.9	251.5
Less accumulated depreciation		179.9	204.3
		51.0	47.2
Land		9.3	8.2
		$60.3	$55.4

Depreciation expense was $10.5 million, $11.8 million, and $12.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As part of the FCC auction for broadcast spectrum (see Note 3), the FCC has reassigned some stations to new post-auction channels and will reimburse station owners for the cost of the relocation. The Company has received notification from the FCC that 16 of its stations have been assigned to new channels with an estimated reimbursable cost of $27.1 million.  These costs are expected to be incurred and reimbursed in 2018 and 2019.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2017 and 2016 consist of (in millions):

	2017	2016
Accounts payable	$23.7	$6.1
Accrued payroll and compensated absences	6.7	6.3
Accrued bonuses	5.6	1.4
Professional fees	0.3	0.5
Deferred revenue	3.0	3.2
Accrued national representation fees	0.8	1.1
Income taxes payable	0.6	0.4
Other taxes payable	3.1	—
Amounts due under joint sales agreements	1.0	2.9
Accrued property taxes	1.3	1.6
Accrued capital expenditures	1.7	1.0
Accrued media costs – digital	1.3	1.2
Accrued contingent consideration	2.3	—
Other	8.1	5.1
	$59.5	$30.8

8. LONG TERM DEBT

Long-term debt as of December 31, 2017 and 2016 is summarized as follows (in millions):

	2017	2016
Term Loan	$299.3	$292.9
Less current maturities	3.0	3.8
	$296.3	$289.1

The scheduled maturities of long-term debt as of December 31, 2017 are as follows (in millions):

Year	Amount
2018	$3.0
2019	3.0
2020	3.0
2021	3.0
2022	3.0
Thereafter	284.3
$299.3

2013 Credit Facility

The following discussion pertains to the Company’s 2013 Credit Facility. The 2013 Credit Facility was terminated on November 30, 2017 when the Company entered into its 2017 Credit Facility. Accordingly, the following discussion summarizes only certain provisions of the 2013 Credit Facility and the 2013 Credit Agreement.

On May 31, 2013, the Company entered into its 2013 Credit Facility pursuant to the 2013 Credit Agreement, which the Company amended as of August 1, 2017. The 2013 Credit Facility consisted of a $20.0 million senior secured Term Loan A Facility (the “Term Loan A Facility”), a $375.0 million senior secured Term Loan B Facility (the “Term Loan B Facility”; and together with the Term Loan A Facility, the “Term Loan Facilities”) which was drawn on August 1, 2013 (the “Term Loan B Borrowing Date”), and a $30.0 million senior secured Revolving Credit Facility (the “Revolving Credit Facility”).

The Company’s borrowings under the 2013 Credit Facility bore interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Base Rate (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement); or (ii) LIBOR (as defined in the 2013 Credit Agreement) plus the Applicable Margin (as defined in the 2013 Credit Agreement).

The 2013 Credit Facility was guaranteed on a senior secured basis by the Credit Parties. The 2013 Credit Facility was secured on a first priority basis by the Company and the Credit Parties’ assets. Upon the redemption of the outstanding Notes, the security interests and guaranties of the Company and the Credit Parties under the Indenture and the Notes were terminated and released.

The 2013 Credit Agreement also contained additional provisions that are customary for an agreement of this type.

2017 Credit Facility

On November 30, 2017 (the “Closing Date”), the Company entered into its 2017 Credit Facility pursuant to the 2017 Credit Agreement. The 2017 Credit Facility consists of a $300.0 million senior secured Term Loan B Facility (the “Term Loan B Facility”), which was drawn in full on the Closing Date. In addition, the 2017 Credit Facility provides that the Company may increase the aggregate principal amount of the 2017 Credit Facility by up to an additional $100.0 million plus the amount that would result in its first lien net leverage ratio (as such term is used in the 2017 Credit Agreement) not exceeding 4.0 to 1.0, subject to satisfying certain conditions.

Borrowings under the Term Loan B Facility were used on the Closing Date to (a) repay in full all of the Company’s and its subsidiaries’ outstanding obligations under the 2013 Credit Agreement and to terminate the 2013 Credit Agreement, (b) pay fees and expenses in connection with the 2017 Credit Facility, and (c) for general corporate purposes.

The 2017 Credit Facility is guaranteed on a senior secured basis by certain of its existing and future wholly-owned domestic subsidiaries, and is secured on a first priority basis by the Company’s and those subsidiaries’ assets.

The Company’s borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

In the event the Company engages in a transaction that has the effect of reducing the yield of any loans outstanding under the Term Loan B Facility within six months of the Closing Date, the Company will owe 1% of the amount of the loans so repriced or replaced to the Lenders thereof (such fee, the “Repricing Fee”). Other than the Repricing Fee, the amounts outstanding under the 2017 Credit Facility may be prepaid at the Company’s option without premium or penalty, provided that certain limitations are observed, and subject to customary breakage fees in connection with the prepayment of a LIBOR rate loan. The principal amount of the Term Loan B Facility shall be paid in installments on the dates and in the respective amounts set forth in the 2017 Credit Agreement, with the final balance due on the Maturity Date.

Subject to certain exceptions, the 2017 Credit Facility contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things:

•	incur liens on the Company’s property or assets;
•	make certain investments;
•	incur additional indebtedness;
•	consummate any merger, dissolution, liquidation, consolidation or sale of substantially all assets;
•	dispose of certain assets;
•	make certain restricted payments;
•	make certain acquisitions;

•	enter into substantially different lines of business;
•	enter into certain transactions with affiliates;
•	use loan proceeds to purchase or carry margin stock or for any other prohibited purpose;
•

change or amend the terms of the Company’s organizational documents or the organization documents of certain restricted subsidiaries in a materially adverse way to the lenders, or change or amend the terms of certain indebtedness;

•	enter into sale and leaseback transactions;
•	make prepayments of any subordinated indebtedness, subject to certain conditions; and
•	change the Company’s fiscal year, or accounting policies or reporting practices.

The 2017 Credit Facility also provides for certain customary events of default, including the following:

•	default for three (3) business days in the payment of interest on borrowings under the 2017 Credit Facility when due;
•	default in payment when due of the principal amount of borrowings under the 2017 Credit Facility;
•

failure by the Company or any subsidiary to comply with the negative covenants and certain other covenants relating to maintaining the legal existence of the Company and certain of its restricted subsidiaries and compliance with anti-corruption laws;

•

failure by the Company or any subsidiary to comply with any of the other agreements in the 2017 Credit Agreement and related loan documents that continues for thirty (30) days (or ten (10) days in the case of failure to comply with covenants related to inspection rights of the administrative agent and lenders and permitted uses of proceeds from borrowings under the 2017 Credit Facility) after the Company’s officers first become aware of such failure or first receive written notice of such failure from any lender;

•

default in the payment of other indebtedness if the amount of such indebtedness aggregates to $15.0 million or more, or failure to comply with the terms of any agreements related to such indebtedness if the holder or holders of such indebtedness can cause such indebtedness to be declared due and payable;

•	certain events of bankruptcy or insolvency with respect to the Company or any significant subsidiary;
•

final judgment is entered against the Company or any restricted subsidiary in an aggregate amount over $15.0 million, and either enforcement proceedings are commenced by any creditor or there is a period of 30 consecutive days during which the judgment remains unpaid and no stay is in effect;

•	any material provision of any agreement or instrument governing the 2017 Credit Facility ceases to be in full force and effect; and
•

any revocation, termination, substantial and adverse modification, or refusal by final order to renew, any media license, or the requirement (by final non-appealable order) to sell a television or radio station, where any such event or failure is reasonably expected to have a material adverse effect.

The Term Loan B Facility does not contain any financial covenants.  In connection with the Company entering into the 2017 Credit Agreement, the Company and its restricted subsidiaries also entered into a Security Agreement, pursuant to which the Company and the Credit Parties each granted a first priority security interest in the collateral securing the 2017 Credit Facility for the benefit of the lenders under the 2017 Credit Facility.

Additionally, the 2017 Credit Agreement contains a definition of “Consolidated EBITDA” that excludes revenue related to the Company’s participation in the FCC auction for broadcast spectrum and related expenses, as compared to the definition of “Consolidated Adjusted EBITDA” under the 2013 Credit Agreement which included such items.

9. DERIVATIVE INSTRUMENTS

Prior to November 28, 2017, the Company used derivatives in the management of interest rate risk with respect to interest expense on variable rate debt. The Company was party to interest rate swap agreements with financial institutions that fixed the variable benchmark component (LIBOR) of its interest rate on a portion of its term loan beginning December 31, 2015. On November 28, 2017, the Company terminated these swap agreements in conjunction with the refinancing of its debt. The Company’s current policy prohibits entering into derivative instruments for speculation or trading purposes.

The carrying amount of the Company’s interest rate swap agreements were recorded at fair value, including consideration of non-performance risk, when material. The fair value of each interest rate swap agreement was determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements. Upon termination of the swap agreements, $2.5 million in accumulated other comprehensive income was reclassified to interest expense.

The fair value of the interest rate swap liability as of December 31, 2016 was $4.8 million and was recorded in “Other long-term liabilities” in the consolidated balance sheets. See Note 10 for discussion of the fair value measurements concerning this interest rate swap.

10. FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	December 31, 2017
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$15.9	$—	$—	$15.9

	December 31, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$4.8	$—	$4.8	$—

The liability for contingent consideration is related to the acquisition of 100% of the stock of Headway. The fair value of this contingent consideration is estimated to be $15.9 million as of December 31, 2017 by applying the real options technique in accordance with ASC 805-30-25-5. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in Net Revenue and EBITDA, respectively, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 3.78% to 4.93% over the three year period.  These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability has been reflected in the Consolidated Balance Sheet as of December 31, 2017 as current and noncurrent liabilities of $2.3 and $13.6 million, respectively, and has not changed materially between the acquisition date and December 31, 2017.

11. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Current
Federal	$(0.5)	$—	$—
State	0.6	0.6	0.6
Foreign	0.8	—	—
	$0.9	$0.6	$0.6
Deferred
Federal	70.1	12.0	12.8
State	12.5	0.5	3.0
Foreign	(0.7)	—	—
	81.9	12.5	15.8
Total provision for taxes	$82.8	$13.1	$16.4

The income tax provision (benefit) differs from the amount of income tax determined by applying the Company’s federal corporate income tax rate of 35% to pre-tax income for the years ended December 31, 2017, 2016 and 2015 due to the following (in millions):

	2017	2016	2015
Computed “expected” tax provision (benefit)	$90.7	$11.7	$14.7
Change in income tax resulting from:
State taxes, net of federal benefit	8.5	1.4	2.5
Change in federal tax rate	(17.3)	—	—
Other	0.9	—	(0.8)
	$82.8	$13.1	$16.4

The components of the deferred tax assets and liabilities at December 31, 2017 and 2016 consist of the following (in millions):

	2017	2016
Deferred tax assets:
Accrued expenses	$1.8	$3.4
Accounts receivable	0.6	1.0
Net operating loss carryforward	77.6	116.7
Stock-based compensation	0.9	1.8
Intangible assets	—	8.0
Credits	0.7	1.0
Property and equipment	—	0.4
Deferred state taxes	2.3	—
Other	1.4	2.5
Net deferred tax assets	$85.3	$134.8
Deferred tax liabilities:
Intangible assets	$(57.3)	$(89.6)
Property and equipment	(0.2)	—
Deferred state taxes	—	(0.5)
Tax gain deferral - FCC auction for broadcast spectrum	(68.6)	—
	(126.1)	(90.1)
	$(40.8)	$44.7

As of December 31, 2017, the Company has federal and state net operating loss carryforwards of approximately $316 million and $222 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards will expire during the years 2020 through 2033, to the extent they are not utilized. The state net operating loss carryforwards will expire during the years 2018 through 2033, to the extent they are not utilized. Of the $222 million of state net operating loss carryforwards, $0.7 million will expire in 2018.

Utilization of the Company’s U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2017, the Company believes that utilization of its federal net operating losses and foreign tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code.

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

The Tax Act reduces the corporate tax rate from 35% to 21%, effective January 1, 2018. As a result, the Company has recorded a provisional decrease in value of its net deferred tax liabilities of $17.3 million, with a corresponding net adjustment to deferred income tax benefit of $17.3 million for the year ended December 31, 2017. The Company is able to make a reasonable estimate of the impact of the reduction in the corporate tax rate and no significant provisional items were identified that could result in a material impact to the estimate upon finalization in 2018.

The Company addresses uncertainty in tax positions according to the provisions of ASC 740, “Income Taxes”, which clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2015	$6.3
Change in balances related to tax positions	0.0
Balance at December 31, 2016	$6.3
Change in balances related to tax positions	0.0
Balance at December 31, 2017	$6.3

As of December 31, 2017, the Company had $6.3 million of gross unrecognized tax benefits for uncertain tax positions, of which $0.8 million would affect the effective tax rate if recognized.

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2017 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2017, the Company had no significant accrued interest and penalties related to uncertain tax positions due to the net operating losses.

The Company is subject to taxation in the United States, various states, and various foreign jurisdictions. The tax years 2014 to 2016 and 2013 to 2016 remain open to examination by federal and state taxing jurisdictions, respectively. For foreign jurisdictions, the tax years 2006 to 2016 may remain open to examination by certain foreign jurisdictions. Net operating losses from years from which the statute of limitations have expired (2013 and prior for federal and 2012 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.

12. COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through January 2021, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $17.5 million. The 2018 and 2019 annual commitments total approximately $11.8 million and $5.3 million, respectively. The annual commitments beyond 2019 are not significant.

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

The approximate future minimum lease payments under these non-cancelable operating leases at December 31, 2017 are as follows (in millions):

Amount
2018	$9.6
2019	9.1
2020	9.2
2021	7.1
2022	6.1
Thereafter	25.4
$66.5

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $10.5 million, $11.0 million and $10.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

13. STOCKHOLDERS’ EQUITY

The Company’s Second Amended and Restated Certificate of Incorporation authorize both common and preferred stock.

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

During the year ended December 31, 2017, the Company paid cash dividends totaling $0.16 per share, or $14.7 million in the aggregate, on all shares of Class A, Class B, and Class U common stock. During the year ended December 31, 2016, the Company paid cash dividends totaling $0.13 per share, or $11.2 million in the aggregate, on all shares of Class A, Class B, and Class U common stock.

Preferred Stock

As of December 31, 2017 and December 31, 2016, there were no shares of any series of preferred stock issued and outstanding.

Treasury Stock

On July 13, 2017, the Board of Directors approved a share repurchase of up to $15 million of the Company’s outstanding common stock.  Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the Consolidated Balance Sheets. Shares repurchased pursuant to the Company’s share repurchase program are retired during the same calendar year.

The Company repurchased 1.0 million shares of Class A common stock at an average price of $5.54, for an aggregate purchase price of approximately $5.3 million, during the year ended December 31, 2017. All such repurchased shares were retired as of December 31, 2017.

14. EQUITY INCENTIVE PLANS

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

The fair value of each stock option granted was estimated using the following weighted-average assumptions:

Year Ended
December 31,
2015
Fair value of options granted	$4.10
Expected volatility	84%
Risk-free interest rate	1.6%
Expected lives	6.0 years
Dividend rate	1.6%

There were no stock options granted during the years ended December 31, 2017 or December 31, 2016.

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,555	$3.33
Granted	75	$6.45
Exercised	(966)	2.23		$4,954
Forfeited or cancelled	(1,241)	7.07
Outstanding at December 31, 2015	3,423	$2.35		$18,341
Exercised	(925)	$2.36		$4,278
Forfeited or cancelled	(165)	3.61
Outstanding at December 31, 2016	2,333	2.26		$11,061
Exercised	(915)	1.89		$3,689
Forfeited or cancelled	(90)	2.48
Outstanding at December 31, 2017	1,328	$2.50	4.66	$6,175
Vested and Exercisable at December 31, 2017	1,252	$2.32	4.52	$6,045
Vested and Expected to Vest at December 31, 2017	1,082	$2.52	5.10	$5,008

Stock-based compensation expense related to the Company’s employee stock option plans was $0.1 million, $0.4 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was approximately $0.1 million of total unrecognized compensation expense related to the Company’s employee stock option plans that is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock and Restricted Stock Units

The following is a summary of non-vested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2014	1,169	$4.15
Granted	764	8.25
Vested	(614)	4.91
Forfeited or cancelled	(51)	4.52
Nonvested balance at December 31, 2015	1,268	$6.39
Granted	931	6.78
Vested	(685)	6.28
Forfeited or cancelled	(134)	6.25
Nonvested balance at December 31, 2016	1,380	$6.73
Granted	1,104	7.31
Vested	(844)	6.64
Forfeited or cancelled	(83)	7.21
Nonvested balance at December 31, 2017	1,557	$7.18

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $6.0 million, $4.6 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was approximately $6.7 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of shares vested related to grants of restricted stock and restricted stock units was $6.0 million, $4.2 million, and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

For the year ended December 31, 2016, the Company granted 608,500 performance restricted stock units at a weighted average grant date fair value of $6.75 per share. For the year ended December 31, 2016, there was no share-based compensation expense related to performance restricted stock units and the associated performance goals were not achieved.

For the year ended December 31, 2017, the Company did not grant performance restricted stock units.

15. RELATED-PARTY TRANSACTIONS

Substantially all of the Company’s television stations are Univision- or UniMás-affiliated television stations. The network affiliation agreement with Univision provides certain of the Company’s owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets.  Under the network affiliation agreement, the

Company retains the right to sell no less than four minutes per hour of the available advertising time on stations that broadcast Univision network programming, and the right to sell approximately four and a half minutes per hour of the available advertising time on stations that broadcast UniMás network programming, subject to adjustment from time to time by Univision.

Under the network affiliation agreement, Univision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Univision- and UniMás-affiliate television stations, and the Company pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on its Univision- and UniMás-affiliate television stations.

The Company also generates revenue under two marketing and sales agreements with Univision, which give it the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

At December 31, 2017, Univision owns approximately 10% of the Company’s common stock on a fully-converted basis.

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

On October 2, 2017, the Company entered into a new affiliation agreement which superseded and replaced its prior affiliation agreements with Univision.  Additionally, on the same date, the Company entered into a new proxy agreement and new marketing and sales agreements with Univision, each of which superseded and replaced the prior comparable agreements with Univision.  The term of each of these new agreements expires on December 31, 2026 for all of the Company’s Univision and UniMás network affiliate stations, except that each new agreement will expire on December 31, 2021 with respect to the Company’s Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2017 and 2016, retransmission consent revenue accounted for approximately $31.4 million and $29.6 million, respectively, of which $30.0 million and $27.8 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2017	2016	2017	2016	2017	2016
Trade receivables	$4,653	$7,357	$—	$—	$4,653	$7,357
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net (2)	9,555	11,598	—	—	9,555	11,598
Accounts payable	$2,430	$3,768	$118	$118	$2,548	$3,886

	Univision
	2017	2016	2015
Direct operating expenses (1)	$9,494	$10,302	$9,306
Amortization	2,043	2,320	2,321

(1)	Consists primarily of national representation fees paid to Univision.
(2)	Consists of the Univision affiliation agreement

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and Univision. As of December 31, 2017, 2016 and 2015 these balances totaled $3.9 million, $3.2 million and $3.0 million, respectively.

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

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a roll forward of accumulated other comprehensive income (loss) for the years ended December 31, 2017 and 2016 (in millions):

	2017	2016
Accumulated other comprehensive income (loss) as of January 1,	$(3.0)	$(4.2)
Foreign currency translation (gain) loss	(0.1)	—
Change in fair value of interest rate swap agreements	2.3	1.9
Swap termination	2.5	—
Income tax (expense) benefit	(1.8)	(0.7)
Other comprehensive income (loss), net of tax	2.9	1.2
Accumulated other comprehensive income (loss) as of December 31,	$(0.1)	$(3.0)

Income tax expense related to the change in fair value of interest rate swap agreements was $0.8 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively. Income tax expense related to the swap termination was $1.0 million for the year ended December 31, 2017.

17. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

18. SEGMENT DATA

The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2017, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting, and digital media. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

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

On April 4, 2017, the Company completed the acquisition of 100% of the stock of several entities collectively doing business as Headway (“Headway”), a provider of mobile, programmatic, data and performance digital marketing solutions primarily in the United States, Mexico and other markets in Latin America. See Note 4 to the Notes to the Consolidated Financial Statements.

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and foreign currency (gain) loss. The Company generated 7% of its revenue outside the United States during the year ended December 31, 2017. There were no significant sources of revenue generated outside the United States during the years ended December 31, 2016 and 2015.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change	% Change
	2017	2016	2015	2017 to 2016	2016 to 2015
Net Revenue
Revenue from advertising and retransmission consent
Television	$148,059	$159,523	$148,431	(7)%	7%
Radio	66,934	75,847	76,161	(12)%	(0)%
Digital	57,098	23,144	18,892	147%	23%
Total	272,091	258,514	243,484	5%	6%

Revenue from spectrum usage rights (television)	263,943	—	10,650	*	*

Consolidated	536,034	258,514	254,134	107%	2%

Cost of revenue - television (spectrum usage rights)	12,340	—	—	*	*
Cost of revenue - digital media	32,206	9,536	7,242	238%	32%

Direct operating expenses
Television	59,454	62,020	60,125	(4)%	3%
Radio	44,572	44,949	43,351	(1)%	4%
Digital	15,257	6,470	6,847	136%	(6)%
Consolidated	119,283	113,439	110,323	5%	3%
Selling, general and administrative expenses
Television	22,276	21,591	20,541	3%	5%
Radio	18,743	20,441	18,619	(8)%	10%
Digital	8,097	4,766	3,655	70%	30%
Consolidated	49,116	46,798	42,815	5%	9%
Depreciation and amortization
Television	9,760	10,659	11,569	(8)%	(8)%
Radio	2,673	3,269	3,224	(18)%	1%
Digital	3,978	1,414	1,196	181%	18%
Consolidated	16,411	15,342	15,989	7%	(4)%
Segment operating profit (loss)
Television	308,172	65,253	66,846	372%	(2)%
Radio	946	7,188	10,967	(87)%	(34)%
Digital	(2,440)	958	(48)	*	*
Consolidated	306,678	73,399	77,765	318%	(6)%
Corporate expenses	27,937	24,543	22,520	14%	9%
Foreign currency (gain) loss	350	—	—	*	*
Operating income	$278,391	$48,856	$55,245	470%	(12)%
Capital expenditures
Television	$10,945	$5,744	$7,631
Radio	1,679	3,287	5,532
Digital	64	277	385
Consolidated	$12,688	$9,308	$13,548

Total assets
Television	$556,942	$363,852	$367,869
Radio	126,248	129,825	132,395
Digital	82,777	24,244	24,698
Consolidated	$765,967	$517,921	$524,962

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

Year ended December 31, 2017:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$57,510	$70,509	$334,555	$73,460	$536,034
Net income applicable to common stockholders	2,618	3,495	157,208	12,972	176,293
Net income per share, basic	$0.03	$0.04	$1.74	$0.14	$1.95
Net income per share, diluted	$0.03	$0.04	$1.71	$0.14	$1.92

Year ended December 31, 2016:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$58,113	$64,829	$65,281	$70,291	$258,514
Net income applicable to common stockholders	2,270	5,717	5,415	7,003	20,405
Net income per share, basic	$0.03	$0.06	$0.06	$0.08	$0.23
Net income per share, diluted	$0.02	$0.06	$0.06	$0.08	$0.22

20. SUBSEQUENT EVENTS

Acquisition of Television Station KMCC-TV

On January 16, 2018, the Company completed the acquisition of television station KMCC-TV, which serves the Las Vegas, Nevada area, for an aggregate $3.6 million.

Restricted Cash Release

In January 2018, $221.5 million of amounts classified as restricted cash on the Company’s December 31, 2017 balance sheet were released by the qualified intermediary.  As such, these amounts are no longer restricted and are part of the Company’s cash and cash equivalents.

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2017	$2,550	$1,115	$(41)	$(1,058)	$2,566
Year ended December 31, 2016	$3,040	$815	$79	$(1,384)	$2,550
Year ended December 31, 2015	$3,100	$492	$56	$(608)	$3,040
Deferred tax valuation allowance
Year ended December 31, 2017	$—	$—	$—	$—	$—
Year ended December 31, 2016	$1,206	$(1,206)	$—	$—	$—
Year ended December 31, 2015	$1,361	$(155)	$—	$—	$1,206

(1)	Other adjustments represent recoveries and increases in the allowance for doubtful accounts.