Form 10-Q
period 2018-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2018-05-09
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

(Do not check if a smaller reporting company)

Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 4, 2018, there were 64,544,938 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2018

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

•	our continued compliance with all of our obligations under the 2017 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	rapid changes in digital media advertising;
•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
•	the impact of changing preferences, if any, among U.S. Hispanic audiences for Spanish-language programming, especially among younger age groups;
•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc., or Univision;
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2017 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;
•	our ability to implement effective internal controls to address a material weakness discussed in this report;
•	industry-wide market factors and regulatory and other developments affecting our operations;
•	the ability to manage our growth effectively, including having adequate personnel and other resources for both operational and administrative functions;
•	economic uncertainty;
•	the impact of any potential future impairment of our assets;
•	risks related to changes in accounting interpretations;
•

the impact of provisions of the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”), including, among other things, our ability to fully account for all effects of the 2017 Tax Act, reasonably estimate  the income tax effect of the 2017 Tax Act on our financial statements and utilize provisional amounts during an interim that in no circumstances will extend beyond one year after the enactment date of the 2017 Tax Act;

•	consequences of, and uncertainties regarding, foreign currency exchange including fluctuations thereto from time to time;

•	legal, political and other risks associated with our operations located outside the United States;
•

the effect of proposed changes in broadcast transmission standards by the Advanced Television Systems Committee's 3.0 standard (“ATSC 3.0”), assuming they are adopted by the Federal Communications Commission, or FCC, that may impact our ability to monetize our spectrum assets; and

•

the uncertainty and impact, including additional and/or changing costs, of mandates and other obligations that may be imposed upon us as a result of federal healthcare laws, including the Affordable Care Act, the rules and regulations promulgated thereunder, any executive action with respect thereto, and any changes with respect to any of the foregoing in Congress.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 30 of our Annual Report on Form 10-K for the year ended December 31, 2017.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$89,224	39,560
Marketable securities	157,752	-
Restricted cash	769	222,294
Trade receivables, (including related parties of $4,910 and $4,653) net of allowance for doubtful accounts of $3,013 and $2,566	73,728	84,348
Prepaid expenses and other current assets (including related parties of $274 and $274)	9,732	6,260
Total current assets	331,205	352,462
Property and equipment, net of accumulated depreciation of $182,255 and $179,869	60,075	60,337
Intangible assets subject to amortization, net of accumulated amortization of $89,084 and $87,632 (including related parties of $9,248 and $9,555)	25,306	26,758
Intangible assets not subject to amortization	254,506	251,163
Goodwill	70,557	70,557
Other assets	4,253	4,690
Total assets	$745,902	$765,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and accrued expenses (including related parties of $2,645 and $2,548)	46,397	57,563
Deferred revenue	1,535	1,959
Total current liabilities	50,932	62,522
Long-term debt, less current maturities, net of unamortized debt issuance costs of $3,637 and $3,761	291,863	292,489
Other long-term liabilities	23,420	21,447
Deferred income taxes	39,289	40,639
Total liabilities	405,504	417,097

Commitments and contingencies (note 5)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2018 65,586,094; 2017 66,069,325	7	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2018 and 2017 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2018 and 2017 9,352,729	1	1
Additional paid-in capital	882,935	888,650
Accumulated deficit	(541,538)	(539,730)
Accumulated other comprehensive income (loss)	(1,009)	(60)
Total stockholders' equity	340,398	348,870
Total liabilities and stockholders' equity	$745,902	$765,967

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2018	2017
Net Revenue	$66,838	$57,510

Expenses:
Cost of revenue - digital media	10,625	1,752
Direct operating expenses (including related parties of $2,048 and $2,320) (including non-cash stock-based compensation of $216 and $223)	31,033	27,092
Selling, general and administrative expenses	13,294	11,200
Corporate expenses (including non-cash stock-based compensation of $1,033 and $752)	5,975	5,867
Depreciation and amortization (includes direct operating of $2,536 and $2,205; selling, general and administrative of $1,313 and $1,016; and corporate of $90 and $325) (including related parties of $307 and $581)	3,939	3,546
Change in fair value of contingent consideration	2,100	-
Foreign currency (gain) loss	213	-
	67,179	49,457
Operating income (loss)	(341)	8,053
Interest expense	(3,398)	(3,645)
Interest income	913	109
Dividend income	128	-
Other income (loss)	22	-
Income (loss) before income taxes	(2,676)	4,517
Income tax benefit (expense)	930	(1,899)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(1,746)	2,618
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(62)	-
Net income (loss)	$(1,808)	$2,618

Basic and diluted earnings per share:
Net income (loss) per share, basic and diluted	$(0.02)	$0.03

Cash dividends declared per common share	$0.05	$0.03

Weighted average common shares outstanding, basic	90,319,092	90,236,476
Weighted average common shares outstanding, diluted	90,319,092	91,760,531

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2018	2017
Net income (loss)	$(1,808)	$2,618
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	290	-
Change in fair value of available for sale securities	(1,239)	-
Change in fair value of interest rate swap agreements	-	553
Total other comprehensive income (loss)	(949)	553
Comprehensive income (loss)	$(2,757)	$3,171

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(1,808)	$2,618
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,939	3,546
Deferred income taxes	(1,014)	1,473
Amortization of debt issue costs	124	183
Amortization of syndication contracts	176	109
Payments on syndication contracts	(186)	(113)
Equity in net (income) loss of nonconsolidated affiliate	62	-
Non-cash stock-based compensation	1,249	975
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	11,043	10,979
(Increase) decrease in prepaid expenses and other assets	(3,981)	(891)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,977)	(5,963)
Net cash provided by operating activities	3,627	12,916
Cash flows from investing activities:
Purchases of property and equipment	(3,030)	(1,526)
Purchases of intangible assets	(3,153)	-
Purchases of marketable securities	(159,403)	-
Purchases of investments	-	(250)
Deposits on acquisition	-	(230)
Net cash used in investing activities	(165,586)	(2,006)
Cash flows from financing activities:
Proceeds from stock option exercises	-	311
Tax payments related to shares withheld for share-based compensation plans	(2,227)	-
Payments on long-term debt	(750)	(938)
Dividends paid	(4,518)	(2,821)
Repurchase of Class A common stock	(2,402)	-
Net cash used in financing activities	(9,897)	(3,448)
Effect of exchange rates on cash, cash equivalents and restricted cash	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	(171,861)	7,462
Cash, cash equivalents and restricted cash:
Beginning	261,854	61,520
Ending	$89,993	$68,982

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$3,274	$3,462
Income taxes	$84	$426

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$870	$786
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$18,000	$-

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2018

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2018 or any other future period.

Certain amounts in the Company’s prior year period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading global media company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, the Company’s digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Entravision’s expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio, and digital properties (including data analytics services). The Company’s management has determined that the Company operates in three reportable segments as of March 31, 2018, based upon the type of advertising medium, which segments are television, radio, and digital. As of March 31, 2018, the Company owns and/or operates 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. The television broadcasting segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Entravision also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicate radio programming to more than 300 stations across the United States. The Company operates a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on its owned and operated digital media sites; the digital media sites of its publisher partners; and on other digital media sites it can access through third-party platforms and exchanges.

Restricted Cash

As of March 31, 2018, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as temporary collateral for the Company’s letters of credit. As of December 31, 2017, the Company’s balance sheet includes $222.3 million in restricted cash of which $221.5 million relates to proceeds received by the Company for its participation in the FCC auction for broadcast spectrum which were deposited into the account of a qualified intermediary to comply with Internal Revenue Code Section 1031 requirements to execute a like-kind exchange. The remaining $0.8 million in restricted cash was used as temporary collateral for the Company’s letters of credit.

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

Under the network affiliation agreement, Univision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Company’s Univision- and UniMás-affiliate television stations, and it pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2018 and 2017, the amount the Company paid Univision in this capacity was $2.0 million and $2.3 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which gives the Company the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the Company’s proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of March 31, 2018, the amount due to the Company from Univision was $4.9 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended March 31, 2018 and 2017, retransmission consent revenue accounted for approximately $8.9 million and $8.0 million, respectively, of which $7.5 million and $7.3 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $1.2 million and $1.0 million for the three-month periods ended March 31, 2018 and 2017, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2018, there was less than $0.1 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2018, there was approximately $5.7 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period
	Ended March 31,
	2018	2017
Basic earnings per share:
Numerator:
Net income (loss)	$(1,808)	$2,618

Denominator:
Weighted average common shares outstanding	90,319,092	90,236,476

Per share:
Net income (loss) per share	$(0.02)	$0.03

Diluted earnings per share:
Numerator:
Net income (loss)	$(1,808)	$2,618

Denominator:
Weighted average common shares outstanding	90,319,092	90,236,476
Dilutive securities:
Stock options and restricted stock units	-	1,524,055
Diluted shares outstanding	90,319,092	91,760,531

Per share:
Net income (loss) per share	$(0.02)	$0.03

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three-month period ended March 31, 2018, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 1,276,642 equivalent shares of dilutive securities for the three-month period ended March 31, 2018.

For the three-month period ended March 31, 2017, a total of 3,177 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

The Company repurchased 0.5 million shares of Class A common stock at an average price of $4.78, for an aggregate purchase price of approximately $2.4 million, during the three-month period ended March 31, 2018. All such repurchased shares were retired as of March 31, 2018.

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

Borrowings under the Term Loan B Facility were used on the Closing Date to (a) repay in full all of the Company’s and its subsidiaries’ outstanding obligations under the Company’s previous credit facility (“2013 Credit Facility”) and to terminate the agreement governing the 2013 Credit Facility (“2013 Credit Agreement”), (b) pay fees and expenses in connection with the 2017 Credit Facility, and (c) for general corporate purposes.

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

The carrying amount of the Term Loan B Facility as of March 31, 2018 was $294.9 million, net of $3.6 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of March 31, 2018 was $298.9 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	March 31, 2018
	Total Fair Value and Carrying Value on Balance	Fair Value Measurement Category
(in millions)	Sheet	Level 1		Level 2	Level 3
Assets:
Money market account	$45.1		$-	$45.1	$-
Certificates of deposit	$8.2	$		$8.2	$-
Corporate bonds	$174.5		$-	$174.5	$

Liabilities:
Contingent Consideration	$18.0		$-	$-	$18.0

	December 31, 2017
	Total Fair Value and Carrying Value on Balance	Fair Value Measurement Category
	Sheet	Level 1		Level 2	Level 3
Liabilities:
Contingent Consideration	$15.9		$-	$-	$15.9

During the three-month period ended March 31, 2018, the Company invested $230.0 million into a money market fund, certificates of deposit, and corporate bonds. All certificates of deposit are within the current FDIC insurance limits and all corporate bonds are investment grade.

The Company’s available for sale securities are comprised of certificates of deposit and bonds. These securities are valued using quoted prices for similar attributes in active markets (Level 2). Since these investments are classified as available for sale, they are recorded at their fair market value within Cash and cash equivalents and Marketable securities in the Unaudited Consolidated Balance Sheet and their unrealized gains or losses are included in other comprehensive income.

As of March 31, 2018, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Certificates of Deposit		Corporate Bonds
	Amortized Cost	Unrealized (gains) losses	Amortized Cost	Unrealized (gains) losses
Due within a year	$-	$-	$60,010	$(79)
Due after one year through five years	8,282	(34)	115,953	(1,394)
Total	$8,282	$(34)	$175,963	$(1,473)

The Company will regularly review its available for sale securities for other-than-temporary impairment. For the three-month period ended March 31, 2018, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.

Included in interest income for the three-month period ended March 31, 2018 was interest income related to the Company’s available-for-sale securities of $0.7 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges, foreign currency translation adjustments and changes in the fair value of available for sale securities. The following table provides a roll-forward of accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2018 and 2017 (in millions):

	2018	2017
Accumulated other comprehensive loss as of January 1,	$(0.1)	$(3.0)
Other comprehensive income (loss)	$(1.2)	0.9
Income tax benefit	$0.3	(0.3)
Other comprehensive income (loss), net of tax	$(0.9)	0.6
Accumulated other comprehensive loss as of March 31,	$(1.0)	$(2.4)

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

Cost of Revenue

Cost of revenue related to the Company’s television segment consists primarily of the carrying value of spectrum usage rights that were surrendered in the FCC auction for broadcast spectrum. Cost of revenue related to the Company’s digital segment consists primarily of the costs of online media acquired from third-party publishers.

Recent Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-4, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980), amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin no. 117 and SEC Release No. 33-9273. The amendments in this update provide guidance about certain amendments made to SEC materials and staff guidance relating to Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980). The Company is currently evaluating the impact this guidance will have on its consolidated financial statements related disclosures.

In February 2018, the FASB issued ASU 2018-02,  Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act and also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the 2017 Tax Act is recognized. The Company is still completing its assessment of the impacts including the timing of adoption.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The update is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018. Early adoption is permitted and the modified retrospective transition method should be applied through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) that amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended standard requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still assessing the impact this standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842, and subsequent ASU 2018-01) which specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with optional practical expedients. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right–of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

Newly Adopted Accounting Standards

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the 2017 Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the 2017 Tax Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the 2017 Tax Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but it has determined reasonable estimates for those effects and has recorded provisional amounts in its condensed consolidated financial statements as of March 31, 2018 and December 31, 2017.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to change the terms and conditions of a share-based payment award. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on its financial condition or results of operations, as the Company has not had any modifications to share-based payment awards. However, if the Company does have a modification to an award in the future, it will follow the guidance in ASU 2017-09.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business to provide a more robust framework to use in determining when a set of assets and activities is considered a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this standard prospectively on January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) which provides specific guidance on eight cash flow classification issues arising from certain cash receipts and cash payments. The Company adopted this guidance on January 1, 2018 and is required to apply it on a retrospective basis. There was no material impact on the Company’s Consolidated Statements of Cash Flows.

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

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Opening retained earnings as of January 1, 2018 were not affected as there was no cumulative impact of adopting Topic 606.

U.S. Tax Reform

On December 22, 2017, the President signed the 2017 Tax Act. The 2017 Tax Act makes broad and complex changes to the U.S. tax code that affected the Company’s financial results for the year ended December 31, 2017 and may affect financial results for the year ending December 31, 2018 and future years, including, but not limited to: (1) a reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income (“GILTI”); (4) limitations on the deductibility of certain executive compensation; and (5) limitations on the use of Federal Tax Credits to reduce the U.S. income tax liability.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for the Company to complete the accounting under ASC 740. In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that accounting for certain income tax effects of the 2017 Tax Act is incomplete but the Company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The Company was able to make a reasonable estimate of the impact of the reduction in the corporate tax rate and no significant provisional items were identified that could result in a material impact to the estimate upon finalization in 2018.

Effective January 1, 2018, the 2017 Tax Act subjects a U.S. corporation to tax on its GILTI.  The Company has elected an accounting policy to treat taxes due on the GILTI inclusion as a current period expense. The impact on the effective tax rate for the period ended March 31, 2018 was not significant.

3. REVENUES

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

Revenue Recognition

Revenues are recognized when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Broadcast Advertising. Television and radio revenue related to the sale of advertising is recognized at the time of broadcast. Broadcast advertising rates are fixed based on each medium’s ability to attract audiences in demographic groups targeted by advertisers and rates can vary based on the time of day and ratings of the programming airing in that day part.

Digital Advertising. Revenue from digital advertising primarily consists of two types: (1) Display advertisements on websites and mobile applications that are sold based on a cost-per-thousand impressions delivered (typically referred to as “CPM”).  These impressions are delivered through the Company’s websites and through third party publishers either through direct relationships with the publishers or through digital advertising exchanges. (2) Performance driven advertising whereby the customer engages the Company to drive consumers to perform an action such as the download of a mobile application, the installation of an application, or the first use of an application (typically referred to cost per action “CPA” or cost per installation “CPI”).

Broadcast and digital advertising revenue is recognized over time in a series as a single performance obligation as the ad, impression or performance advertising is delivered per the insertion order. The Company applies the practical expedient to recognize revenue for each distinct advertising service delivered at the amount the Company has the right to invoice, which corresponds directly to the value a customer has received relative to the Company’s performance. Contracts with customers are short term in nature and billing occurs on a monthly basis with payment due in 30 days. Value added taxes collected concurrent with advertising revenue producing activities are excluded from revenue.  Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

Retransmission Consent.  The Company generates revenue from retransmission consent agreements that are entered into with multichannel video programming distributors, or MVPDs. The Company grants the MVPDs access to its television station signals so that they may rebroadcast the signals and charge their subscribers for this programming. Payments are received on a monthly basis based on the number of monthly subscribers.

Retransmission revenues are considered licenses of functional intellectual property and are recognized over time utilizing the sale-based or usage-based royalty exception. The Company’s performance obligation is to provide the licensee access to our intellectual property. MVPD subscribers receive and consume the content monthly as the television signal is delivered.

Spectrum Usage Rights. The Company generates revenue from agreements associated with its television stations’ spectrum usage rights from a variety of sources, including but not limited to agreements with third parties to utilize excess spectrum for the broadcast of their multicast networks; charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with broadcasting operations; and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements.

Revenue generated by Spectrum Usage Rights agreements are recognized over the period of the lease or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference.

Other Revenue. The Company generates other revenues that are related to its broadcast operations which primarily consist of representation fees earned by the Company’s radio national representation firm, talent fees for the Company’s on air personalities, ticket and concession sales for radio events, rent from tenants of the Company’s owned facilities, barter revenue, and revenue generated under joint sales agreements.

In the case of representation fees, the Company does not control the distinct service, the commercial advertisement, prior to delivery and therefore recognizes revenue on a net basis.  Similarly for joint service agreements, the Company does not own the station providing the airtime and therefore recognizes revenue on a net basis.  In the case of talent fees, the on air personality is an employee of the Company and therefore the Company controls the service provided and recognizes revenue gross with an expense for fees paid to the employee.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations when (i) contracts have an original expected length of one year or less, which applies to effectively all advertising contracts, and (ii) variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property, which applies to retransmission consent revenue.

The Company applies the practical expedient to expense contract acquisition costs, such as sales commissions generated either by internal direct sales employees or through third party advertising agency intermediaries, when incurred because the amortization period is one year or less. These costs are recorded within direct operating expenses.

Disaggregated Revenue

The following table presents our revenues disaggregated by major source for the three-month periods ended (in thousands):

	2018	2017
Broadcast advertising	$37,709	$42,788
Digital advertising	18,244	4,081
Spectrum Usage Rights	108	-
Retransmission Consent	8,853	7,960
Other	1,924	2,681
Total revenue	$66,838	$57,510

Contracts are entered into directly with customers or through an advertising agency that represents the customer.  Sales of advertising to customers or agencies within a station’s designated market area (“DMA”) are referred to as local revenue, whereas sales from outside the DMA are referred to as national revenue. The following table further disaggregates the Company’s broadcast advertising revenue by sales channel for the three-month periods ended (in thousands):

	2018	2017
Local Direct	$14,593	$16,503
Local Agency	6,916	7,403
National Agency	16,200	18,882
Total revenue	$37,709	$42,788

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance, including amounts which are refundable. The increase in the deferred revenue balance for the three-month period ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2017 .

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2017	Increase	Decrease *	March 31, 2018
Deferred revenue	$1,535	1,959	(1,535)	$1,959
*	The amount disclosed in the decrease column reflects revenue that has been recorded in the three-month period ended March 31, 2018.

4. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of March 31, 2018, based upon the type of advertising medium, which segments are television, radio, and digital. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

Television

The Company owns and/or operates 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C.

Radio

The Company owns and operates 49 radio stations (38 FM and 11 AM) located primarily in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

The Company owns and operates a national sales representation division, Entravision Solutions, through which the Company sells advertisements and syndicates radio programming to approximately 300 stations across the United States.

Digital

The Company owns and operates digital operations, offering mobile, digital and other interactive media platforms and services on Internet-connected devices, including local websites and social media, that provide users with news information and other content.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and foreign currency (gain) loss. The Company generated 19% of its revenue outside the United States during the three-month period ended March 31, 2018. There were no significant sources of revenue generated outside the United States during the three-month period ended March 31, 2017. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period
	Ended March 31,		%
	2018	2017	Change
Net revenue
Television	$34,491	$37,710	(9)%
Radio	14,103	15,719	(10)%
Digital	18,244	4,081	347%
Consolidated	66,838	57,510	16%

Cost of revenue - digital media	10,625	1,752	506%

Direct operating expenses
Television	15,550	14,754	5%
Radio	10,674	11,017	(3)%
Digital	4,809	1,321	264%
Consolidated	31,033	27,092	15%

Selling, general and administrative expenses
Television	5,972	5,451	10%
Radio	4,606	4,704	(2)%
Digital	2,716	1,045	160%
Consolidated	13,294	11,200	19%

Depreciation and amortization
Television	2,204	2,463	(11)%
Radio	619	726	(15)%
Digital	1,116	357	213%
Consolidated	3,939	3,546	11%

Segment operating profit (loss)
Television	10,765	15,042	(28)%
Radio	(1,796)	(728)	147%
Digital	(1,022)	(394)	159%
Consolidated	7,947	13,920	(43)%

Corporate expenses	5,975	5,867	2%
Change in fair value of contingent consideration	2,100	-	*
Foreign currency (gain) loss	213	-	*
Operating income (loss)	(341)	8,053	*

Interest expense	$(3,398)	$(3,645)	(7)%
Interest income	913	109	738%
Dividend income	128	-	*
Other income (loss)	22	-	*
Income (loss) before income taxes	(2,676)	4,517	(159)%

Capital expenditures
Television	$2,080	$967
Radio	81	268
Digital	66	9
Consolidated	$2,227	$1,244

	March 31,	December 31,
	2018	2017
Total assets
Television	543,974	556,942
Radio	122,636	126,248
Digital	79,292	82,777
Consolidated	$745,902	$765,967

*	Percentage not meaningful.

5. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

6. SIGNIFICANT TRANSACTIONS

KMCC-TV

On January 16, 2018, the Company completed the acquisition of television station KMCC-TV, which serves the Las Vegas, Nevada area, for an aggregate $3.6 million.  The transaction was treated as an asset acquisition with the majority of the purchase price recorded in “Intangible assets not subject to amortization” on the Company’s consolidated balance sheet.

Change in Fair Value of Contingent Consideration

On April 4, 2017, the Company completed the acquisition of 100% of the stock of Headway, a provider of mobile, programmatic, data and performance digital marketing solutions primarily in the United States, Mexico and other markets in Latin America. The acquisition of Headway includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Headway based upon the achievement of certain annual performance benchmarks over a three-year period. During the quarter ended March 31, 2018, the Company increased the fair value of Contingent Consideration from $15.9 million to $18.0 million, with the resulting charge of $2.1 million recorded in “Change in Fair Value of Contingent Consideration” in the Company’s consolidated statement of operations.

7. SUBSEQUENT EVENTS

Expense Reductions

In April 2018, the Company implemented a reduction in personnel and implemented certain discretionary expense cuts. The Company expects to recognize a charge of approximately $0.8 million in the second quarter of 2018 for severance costs related to these actions. Additionally, the Company currently anticipates that these actions will result in approximately $8 million in annualized savings beginning in the second quarter of 2018.

Share Repurchase Program

Subsequent to March 31, 2018, the Company repurchased an additional 1.0 million shares of its Class A common stock for an aggregate purchase price of $5.1 million, or an average price per share of $4.85. To date, the Company has repurchased a total of approximately 2.5 million shares of its Class A common stock for aggregate purchase price of approximately $12.8 million, or an average price per share of $5.10 since the beginning of the share repurchase program.

On April 11, 2018, the Board of Directors approved the repurchase of up to an additional $15 million of the Company’s Class A common stock, for a total repurchase authorization of up to $30 million. Under the new share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global media company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Our expansive portfolio encompasses integrated marketing and media solutions, comprised of television, radio and digital properties (including data analytics services). For financial reporting purposes, we report in three segments, based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media. Our net revenue for the three-month period ended March 31, 2018 was $66.8 million. Of that amount, revenue attributed to our television segment accounted for approximately 52%, revenue attributed to our digital segment accounted for approximately 27% and revenue attributed to our radio segment accounted for approximately 21%.

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

Our primary expenses are employee compensation, including commissions paid to our sales staff and amounts paid to our national representative firms, as well as expenses for general and administrative functions, promotion and selling, engineering, marketing, and local programming. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets. Cost of revenue related to our television segment consists primarily of the carrying value of spectrum usage rights that were surrendered in the FCC auction for broadcast spectrum. In addition, cost of revenue related to our digital segment consists primarily of the costs of online media acquired from third-party publishers and third party server costs. Direct operating expenses include salaries and commissions of sales staff, amounts paid to national representation firms, production and programming expenses, fees for ratings services, and engineering costs. Corporate expenses consist primarily of salaries related to corporate officers and back office functions, third party legal and accounting services, and fees incurred as a result of being a publicly traded company.

Highlights

During the first quarter of 2018, our consolidated revenue increased to $66.8 million from $57.5 million in the prior year period, primarily due to growth in the digital segment and retransmission consent revenue in our television segment. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment decreased to $34.5 million in the first quarter of 2018 from $37.7 million in the first quarter of 2017. This decrease of approximately $3.2 million, or 9%, in net revenue was primarily due to decreases in national and local advertising revenue, partially offset by an increase in retransmission consent revenue and an increase in political advertising revenue, which was not material in 2017. We generated a total of $8.9 million of retransmission consent revenue in the first quarter of 2018. We anticipate that retransmission consent revenue for the full year 2018 will be greater than it was for the full year 2017 and will continue to be a significant source of net revenues in future periods.

Net revenue in our radio segment decreased to $14.1 million in the first quarter of 2018 from $15.7 million in the first quarter of 2017. This decrease of approximately $1.6 million, or 10%, in net revenue was primarily due to decreases in local and national advertising revenue.

Net revenue in our digital segment increased to $18.2 million in the first quarter of 2018 from $4.1 million in the first quarter of 2017. This increase of approximately $14.1 million, or 347%, in net revenue was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in the prior year period.

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

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended March 31, 2018 and 2017, the amount we paid Univision in this capacity was $2.0 million and $2.3 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under our proxy agreement with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the three-month periods ended March 31, 2018 and 2017, retransmission consent revenue accounted for approximately $8.9 million and $8.0 million, respectively, of which $7.5 million and $7.3 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement

Univision currently owns approximately 10% of our common stock on a fully-converted basis. Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. As the holder of all of our issued and outstanding Class U common stock, so long as Univision holds a certain number of shares, we may not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate our company or dispose of any interest in any Federal Communications Commission, or FCC, license for any of our Univision-affiliated television stations, among other things. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 30, 2018.

Recent Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-4, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980), amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin no. 117 and SEC Release No. 33-9273. The amendments in this update provide guidance about certain amendments made to SEC materials and staff guidance relating to Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980). The Company is currently evaluating the impact this guidance will have on its consolidated financial statements related disclosures.

In February 2018, the FASB issued ASU 2018-02,  Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act, which was signed into law on December 22, 2017, and also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the 2017 Tax Act is recognized. The Company is still completing its assessment of the impacts including the timing of adoption.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The update is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018. Early adoption is permitted and the modified retrospective transition method should be applied through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) that amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended standard requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still assessing the impact this standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842, and subsequent ASU 2018-01) which specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with optional practical expedients. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right–of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

Three-Month Periods Ended March 31, 2018 and 2017

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2018 and 2017 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2018	2017	Change
Statements of Operations Data:
Net Revenue	$66,838	$57,510	16%

Cost of revenue - digital media	10,625	1,752	506%
Direct operating expenses	31,033	27,092	15%
Selling, general and administrative expenses	13,294	11,200	19%
Corporate expenses	5,975	5,867	2%
Depreciation and amortization	3,939	3,546	11%
Change in fair value of contingent consideration	2,100	-	*
Foreign currency (gain) loss	213	-	*
	67,179	49,457	36%
Operating income (loss)	(341)	8,053	*
Interest expense	(3,398)	(3,645)	(7)%
Interest income	913	109	738%
Dividend income	128	-	*
Other income (loss)	22	-	*
Income before income (loss) taxes	(2,676)	4,517	*
Income tax benefit (expense)	930	(1,899)	*
Income (loss) before equity in net income (loss) of
nonconsolidated affiliate	(1,746)	2,618	*
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(62)	-	*
Net income (loss)	$(1,808)	$2,618	*

Other Data:
Capital expenditures	2,227	1,244
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)	6,937	12,570
Net cash provided by operating activities	3,627	12,916
Net cash used in investing activities	(165,586)	(2,006)
Net cash used in financing activities	(9,897)	(3,448)

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess

Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of March 31): 2018, 4.9 to 1; 2017, 3.2 to 1.

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

	Three-Month Period
	Ended March 31,
	2018	2017
Consolidated adjusted EBITDA	$6,937	$12,570

Interest expense	(3,398)	(3,645)
Interest income	913	109
Dividend income	128	-
Income tax expense	930	(1,899)
Equity in net loss of nonconsolidated affiliates	(62)	-
Amortization of syndication contracts	(176)	(109)
Payments on syndication contracts	186	113
Non-cash stock-based compensation included in direct operating expenses	(216)	(223)
Non-cash stock-based compensation included in corporate expenses	(1,033)	(752)
Depreciation and amortization	(3,939)	(3,546)
Change in fair value of contingent consideration	(2,100)	-
Other income (loss)	22	-
Net income (loss)	(1,808)	2,618

Depreciation and amortization	3,939	3,546
Deferred income taxes	(1,014)	1,473
Amortization of debt issue costs	124	183
Amortization of syndication contracts	176	109
Payments on syndication contracts	(186)	(113)
Equity in net (income) loss of nonconsolidated affiliate	62	-
Non-cash stock-based compensation	1,249	975
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	11,043	10,979
(Increase) decrease in prepaid expenses and other assets	(3,981)	(891)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,977)	(5,963)
Cash flows from operating activities	$3,627	$12,916

Consolidated Operations

Net Revenue. Net revenue increased to $66.8 million for the three-month period ended March 31, 2018 from $57.5 million for the three-month period ended March 31, 2017, an increase of $9.3 million. Of the overall increase, approximately $14.2 million was attributable to our digital segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in the prior year period. The overall increase was partially offset by a decrease in our television segment of approximately $3.2 million primarily due to decreases in national and local advertising revenue, partially offset by an increase in retransmission consent revenue and an increase in political advertising revenue, which was not material in 2017.  Additionally, the overall increase was partially offset by a decrease in our radio segment of approximately $1.6 million primarily due to decreases in local and national advertising revenue.

We currently anticipate that for the full year 2018, net revenue will increase from digital media, political advertising revenue in all our segments, and retransmission consent revenue in our television segment, compared to 2017.  In general, we have seen a decline in advertising in traditional media, including television and radio, as advertising moves increasingly to new media, such as digital media.  We anticipate that this trend will continue for at least the foreseeable future.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $10.6 million for the three-month period ended March 31, 2018 from $1.8 million for the three-month period ended March 31, 2017, an increase of $8.8 million, primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to cost of revenue in the prior year period.

Direct Operating Expenses. Direct operating expenses increased to $31.0 million for the three-month period ended March 31, 2018 from $27.1 million for the three-month period ended March 31, 2017, an increase of $3.9 million. Of the overall increase, approximately $3.5 million was attributable to our digital segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to cost of revenue in the prior year period. Additionally, approximately $0.8 million of the overall increase was attributable to our television segment and the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to direct operating expenses in the prior year period. The overall increase was partially offset by a decrease in radio segment of approximately $0.3 million primarily due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense. As a percentage of net revenue, direct operating expenses decreased to 46% for the three-month period ended March 31, 2018 from 47% for the three-month period ended March 31, 2017.

We currently anticipate that for the full year 2018, direct operating expenses will increase as a result of the acquisition of station KMIR-TV in the fourth quarter of 2017 and operating Headway for a full year in 2018 compared to nine months in 2017, partially offset by decreases associated with a previously announced reduction in personnel and other discretionary expense cuts implemented in April 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13.3 million for the three-month period ended March 31, 2018 from $11.2 million for the three-month period ended March 31, 2017, an increase of $2.1 million. Of the overall increase, $1.7 million was attributable to our digital segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in the prior year period. Additionally, approximately $0.5 million of the increase was attributable to our television segment and the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to selling, general and administrative expenses in the prior year period, an increase in salary expense and bad debt expense.  The overall increase was partially offset by a decrease in radio segment of approximately $0.1 million primarily due to a decrease in promotional expenses. As a percentage of net revenue, selling, general and administrative expenses increased to 20% for the three-month period ended March 31, 2018 from 19% for the three-month period ended March 31, 2017.

We currently anticipate that for the full year 2018, selling, general and administrative expenses will increase as a result of the acquisition of station KMIR-TV in the fourth quarter of 2017 and operating Headway for a full year in 2018 compared to nine months in 2017, partially offset by decreases associated with a previously announced reduction in personnel and other discretionary expense cuts implemented in April 2018.

Corporate Expenses. Corporate expenses increased to $6.0 million for the three-month period ended March 31, 2018 from $5.9 million for the three-month period ended March 31, 2017, an increase of $0.1 million. The increase was primarily due to an increase in non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses decreased to 9% for the three-month period ended March 31, 2018 from 10% for the three-month period ended March 31, 2017.

We believe that corporate expenses will decrease during 2018 compared to 2017 as a result of expenses in the 2017 period related to the FCC auction for broadcast spectrum and the acquisition of Headway.

Depreciation and Amortization. Depreciation and amortization increased to $3.9 million for the three-month period ended March 31, 2018 from $3.5 million for the three-month period ended March 31, 2017, an increase of $0.4 million. The increase was primarily due to an increase in amortization expense related to the acquisitions of Headway and KMIR-TV in 2017.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to the Headway acquisition, we recognized an expense of $2.1 million for the three-month period ended March 31, 2018.

Operating Income. As a result of the above factors, operating loss was $0.3 million for the three-month period ended March 31, 2018, compared to operating income of $8.0 million for the three-month period ended March 31, 2017.

Interest Expense, net. Interest expense, net decreased to $2.5 million for the three-month period ended March 31, 2018 from $3.5 million for the three-month period ended March 31, 2017, a decrease of $1.0 million. This decrease was primarily due to interest income earned on available-for-sale securities.

Income Tax Expense.  Income tax benefit for the three-month period ended March 31, 2018 was $0.9 million, or 35% of our pre-tax loss. Income tax expense for the three-month period ended March 31, 2017 was $1.9 million, or 42% of our pre-tax income.  The effective tax rate for the quarter ended March 31, 2018 differed from the statutory rate of 21% primarily because of foreign and state taxes, and nondeductible expenses. The effective tax rate differs from prior quarters as a result of the change in the US federal statutory tax rate from 35% to 21% due to the enactment of the 2017 Tax Act. The company computes its interim tax expense by projecting its effective tax rate for the year and applying the projected annual effective tax rate to the year to date pre-tax income from continuing operations for the reporting quarter. Additional “discrete" items (such as excess tax benefits from share based compensation) may adjust the year to date tax expense in the quarter in which such items occur.

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

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $34.5 million for the three-month period ended March 31, 2018 from $37.7 million for the three-month period ended March 31, 2017, a decrease of approximately $3.2 million. The decrease was primarily due to decreases in national and local advertising revenue, as part of a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The decrease was partially offset by an increase in retransmission consent revenue and an increase in political advertising revenue, which was not material in 2017. We generated a total of $8.9 million and $8.0 million in retransmission consent revenue for the three-month periods ended March 31, 2018 and 2017, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.6 million for the three-month period ended March 31, 2018 from $14.8 million for the three-month period ended March 31, 2017, an increase of approximately $0.8 million. The increase was primarily due to the acquisition of station KMIR-TV in the in the fourth quarter of 2017, which did not contribute to direct operating expenses in the prior year period, partially offset by a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $6.0 million for the three-month period ended March 31, 2018 from $5.5 million for the three-month period ended March 31, 2017, an increase of approximately $0.5 million. The increase was primarily due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to selling, general and administrative expenses in the prior year period, an increase in salary expense and bad debt expense.

Radio

Net Revenue.  Net revenue in our radio segment decreased to $14.1 million for the three-month period ended March 31, 2018 from $15.7 million for the three-month period ended March 31, 2017, a decrease of $1.6 million. The decrease was primarily due to decreases in local and national advertising revenue, as part of a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $10.7 million for the three-month period ended March 31, 2018 from $11.0 million for the three-month period ended March 31, 2017, a decrease of $0.3 million. The decrease was primarily a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.6 million for the three-month period ended March 31, 2018 from $4.7 million for the three-month period ended March 31, 2017, a decrease of $0.1 million. The decrease was primarily due to a decrease in promotional expense.

Digital

Net Revenue.  Net revenue in our digital segment increased to $18.2 million for the three-month period ended March 31, 2018 from $4.1 million for the three-month period ended March 31, 2017, an increase of $14.1 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in the prior year period.  This increase was partially offset by a decrease in national revenue in our preexisting digital business, driven by continued shifts in the digital advertising industry toward video advertising and the increased use of automated buying platforms, referred to in our industry as programmatic revenue. The digital advertising industry is dynamic and undergoing rapid change, which includes the current shift toward programmatic revenue. We anticipate that this trend will continue in the digital advertising industry and that other trends may emerge, requiring us to respond to changing consumer demands.

Cost of revenue.  Cost of revenue in our digital segment increased to $10.6 million for the three-month period ended March 31, 2018 from $1.8 million for the three month period ended March 31, 2017, an increase of $8.8 million.  This increase was due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in the prior year period. Because of third party media costs, our margins tend to be smaller in our digital segment than in our other segments. As a percentage of digital net revenue, cost of revenue increased to 58% for the three-month period ended March 31, 2018 from 43% for the three-month period ended March 31, 2017. The increase in cost of revenue as a percentage of digital revenue was primarily due to the acquisition of Headway and a higher percentage of programmatic revenue in our preexisting digital business. Because of the high volume and relative efficiencies of these programmatic platforms, the margins tend to be lower.

Direct operating expenses. Direct operating expenses in our digital segment increased to $4.8 million for the three-month period ended March 31, 2018 from $1.3 million for the three month period ended March 31, 2017, an increase of $3.5 million.  The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in the prior year period, partially offset by a decrease in our preexisting digital business due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $2.7 million for the three-month period ended March 31, 2018 from $1.0 million for the three-month period ended March 31, 2017, an increase of $1.7 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in the prior year period, and an increase in salary expense.

Liquidity and Capital Resources

We had net income of $176.3 million, $20.4 million, and $25.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. We had positive cash flow from operations of $301.5 million, $57.3 million and $62.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2017 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months. At March 31, 2018, we held cash and cash equivalents of $7.1 million in accounts outside the United States. Our liquidity is not materially impacted by the amount held in accounts outside the United States as our operating cash flows are driven primarily by U.S. sources.

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

Borrowings under the Term Loan B Facility were used on the Closing Date to (a) repay in full all of our and our subsidiaries’ outstanding obligations under the 2013 Credit Facility and to terminate the 2013 Credit Agreement, (b) pay fees and expenses in connection with the 2017 Credit Facility, and (c) for general corporate purposes.

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

In the event we engage in a transaction that has the effect of reducing the yield of any loans outstanding under the Term Loan B Facility within six months of the Closing Date, we will owe 1% of the amount of the loans so repriced or replaced to the Lenders thereof (such fee, the “Repricing Fee”). Other than the Repricing Fee, the amounts outstanding under the 2017 Credit Facility may be prepaid at our option without premium or penalty, provided that certain limitations are observed, and subject to customary breakage fees in connection with the prepayment of a Eurodollar rate loan. The principal amount of the Term Loan B Facility shall be paid in installments on the dates and in the respective amounts set forth in the 2017 Credit Agreement, with the final balance due on the Maturity Date.

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

The carrying amount of the Term Loan B Facility as of March 31, 2018 was $294.9 million, net of $3.6 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of March 31, 2018 was $298.9 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

Derivative Instruments

Prior to November 28, 2017, we used derivatives in the management of interest rate risk with respect to interest expense on variable rate debt. We were party to interest rate swap agreements with financial institutions that fixed the variable benchmark component (LIBOR) of our interest rate on a portion of our term loan beginning December 31, 2015. On November 28, 2017, we terminated these swap agreements in conjunction with the refinancing of our debt under our 2017 Credit Facility, as discussed above. Our current policy prohibits entering into derivative instruments for speculation or trading purposes.

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

The carrying amount of our interest rate swap agreements were recorded at fair value, including consideration of non-performance risk, when material. The fair value of each interest rate swap agreement was determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements

Share Repurchase Program

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

In the three-month period ended March 31, 2018, we repurchased 0.5 million shares of our Class A common stock for an aggregate purchase price of $2.4 million, or an average price per share of $4.78. As of March 31, 2018, we repurchased a total of approximately 1.5 million shares of our Class A common stock for aggregate purchase price of approximately $7.7 million, or an average price per share of $5.28, since the beginning of share repurchase program. All repurchased shares acquired in the fourth quarter of 2017 were retired as of December 31, 2017. All repurchased shares acquired in the first quarter of 2018 were retired as of March 31, 2018.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $6.9 million for the three-month period ended March 31, 2018 compared to $12.6 million for the three-month period ended March 31, 2017. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 10% for the three-month period ended March 31, 2018 compared to 22% for the three-month period ended March 31, 2017.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of March 31): 2018, 4.9 to 1; 2017, 3.2 to 1.

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

Cash Flow

Net cash flow provided by operating activities was $3.6 million for the three-month period ended March 31, 2018, compared to net cash flow provided by operating activities of $12.9 million for the three-month period ended March 31, 2017. We had a net loss of $1.8 million for the three-month period ended March 31, 2018, which included non-cash items such as depreciation and amortization expense of $3.9 million and non-cash stock-based compensation of $1.2 million. We had net income of $2.6 million for the three-month period ended March 31, 2017, which was partially offset by non-cash items, including depreciation and amortization expense of $3.5 million, deferred income taxes of $1.5 million, and non-cash stock-based compensation of $1.0 million. We expect to have positive cash flow from operating activities for the full year 2018.

Net cash flow used in investing activities was $165.6 million for the three-month period ended March 31, 2018, compared to net cash flow used in investing activities of $2.0 million for the three-month period ended March 31, 2017. During the three-month period ended March 31, 2018, we spent $159.4 million on the purchase of marketable securities, $3.0 million on net capital expenditures and $3.2 million on the purchase of intangible assets. During the three-month period ended March 31, 2017, we spent $1.5 million on net capital expenditures. Excluding capital expenditures expected to be reimbursed by the FCC, we anticipate that our capital expenditures will be approximately $9.0 million during the full year 2018. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $9.9 million for the three-month period ended March 31, 2018, compared to net cash flow used in financing activities of $3.4 million for the three-month period ended March 31, 2017. During the three-month period ended March 31, 2018, we made a dividend payment of $4.5 million and a debt payment of $0.8 million, and made payments of $2.2 million for taxes related to shares withheld for share-based compensation plans and $2.4 million for the repurchase of Class A common stock. During the three-month period ended March 31, 2017, we made a dividend payment of $2.8 million, a debt payment of $0.9 million and received proceeds of $0.3 million related to the issuance of common stock upon the exercise of stock options.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of March 31, 2018, we had $298.5 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the three-month Eurodollar rate were to increase by 100 basis points, or one percentage point, from its March 31, 2018 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $3.0 million based on the outstanding balance of our term loan as of March 31, 2018.

Prior to November 28, 2017, we used derivative instruments in the management of interest rate risk with respect to interest expense on variable debt required by the terms of our previous 2013 Credit Agreement. On December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we paid at a fixed rate and received payments at a variable rate based on three-month Eurodollar rate. The interest rate swap agreements effectively fixed the floating Eurodollar rate-based interest of $186.0 million outstanding Eurodollar rate-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value was recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements were immediately recognized directly to interest expense in the consolidated statement of operations. On November 28, 2017, we terminated these swap agreements in conjunction with the refinancing of our debt under our 2017 Credit Facility, as discussed above. Our current policy prohibits entering into derivative instruments for speculation or trading purposes.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and arbitrary 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at March 31, 2018 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Spain, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2017, as described below.

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

A material weakness in our internal controls existed as of December 31, 2017 due to insufficient accounting resources and personnel to ensure proper application of U.S. GAAP and to effectively design and execute process level controls around certain complex or non-recurring transactions.  Although the control weakness did not result in any material misstatement of our consolidated financial statements, it could lead to a material misstatement of account balances or disclosures.  Accordingly, management has concluded that this control weakness constitutes a material weakness.

Management’s Plan for Remediation

We are implementing a remediation plan to address the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2017. As part of this plan, we are in the process of testing and implementing a new enterprise reporting software to provide additional system controls to free up accounting resources, hired additional accounting personnel in certain of our foreign operations to strengthen our accounting resources in these locations and further free up corporate accounting resources, and are in the process of identifying additional accounting personnel to address complex accounting matters primarily related to the expanding geographic scope of our business operations, primarily our digital media operations.

We believe that a remediation plan incorporating the measures described above, as well as any additional measures we may identify and implement, will remediate the previously-identified material weakness and strengthen our internal control over financial reporting.  We will continue to review our financial reporting controls and procedures.  As we continue to implement the remediation plan, we may also identify additional measures to address the material weakness or modify certain elements of the remediation plan. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weakness.  Management, with the input of the Audit Committee, will continue to take steps to remedy the material weakness to reinforce the overall design and capability of our control environment.

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

Changes in Internal Control

In addition to changes noted above to remediate the previously-identified material weakness, during the three-month period ended March 31, 2018, we implemented changes in our internal control over financial reporting in connection with the adoption of ASC Topic 606, "Revenue from Contracts with Customers.” These changes included controls related to the collection of data for the amounts that we disclose in the footnotes to our financial statements.

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

In the three-month period ended March 31, 2018, we repurchased 0.5 million shares of our Class A common stock for an aggregate purchase price of $2.4 million, or an average price per share of $4.78. As of March 31, 2018, we repurchased a total of approximately 1.5 million shares of our Class A common stock for an aggregate purchase price of approximately $7.7 million , or an average price per share of $5.28, since the beginning of share repurchase program. All repurchased shares acquired in the fourth quarter of 2017 were retired as of December 31, 2017. All repurchased shares acquired in the first quarter of 2018 were retired as of March 31, 2018.

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

Date: May 9, 2018