Form 10-Q
period 2018-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2018-08-06
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of August 2, 2018, there were 64,567,384 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2018

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
•

provisions of our debt instruments, including the agreement dated as of November 30, 2017, or (the “2017 Credit Agreement”), which governs our current credit facility, or (the “2017 Credit Facility”), the terms of which restrict certain aspects of the operation of our business;

•	our continued compliance with all of our obligations under the 2017 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	rapid changes in digital media advertising;
•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
•	the impact of changing preferences, if any, among U.S. Hispanic audiences for Spanish-language programming, especially among younger age groups;
•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc. (“Univision”);
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2017 Credit Agreement, the overall success of our acquisition and disposition strategy and the integration of any acquired assets with our existing operations;
•	our ability to implement effective internal controls to address a material weakness discussed in this report;
•	industry-wide market factors and regulatory and other developments affecting our operations;
•	the ability to manage our growth effectively, including having adequate personnel and other resources for both operational and administrative functions;
•	economic uncertainty;
•	the impact of any potential future impairment of our assets;
•	risks related to changes in accounting interpretations;
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

•	consequences of, and uncertainties regarding, foreign currency exchange including fluctuations thereto from time to time;

•	legal, political and other risks associated with our operations located outside the United States;
•	the effect of changes in broadcast transmission standards by the Advanced Television Systems Committee's 3.0 standard (“ATSC 3.0”) that may impact our ability to monetize our spectrum assets; and
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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$108,892	39,560
Marketable securities	132,435	-
Restricted cash	769	222,294
Trade receivables, (including related parties of $5,356 and $4,653) net of allowance for doubtful accounts of $3,167 and $2,566	76,378	84,348
Assets held for sale	1,179	-
Prepaid expenses and other current assets (including related parties of $274 and $274)	11,990	6,260
Total current assets	331,643	352,462
Property and equipment, net of accumulated depreciation of $184,093 and $179,869	58,562	60,337
Intangible assets subject to amortization, net of accumulated amortization of $90,562 and $87,632 (including related parties of $8,941 and $9,555)	25,828	26,758
Intangible assets not subject to amortization	254,506	251,163
Goodwill	73,566	70,557
Other assets	4,442	4,690
Total assets	$748,547	$765,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and accrued expenses (including related parties of $1,920 and $2,548)	52,787	57,563
Deferred revenue	3,386	1,959
Total current liabilities	59,173	62,522
Long-term debt, less current maturities, net of unamortized debt issuance costs of $3,513 and $3,761	291,237	292,489
Other long-term liabilities	19,553	21,447
Deferred income taxes	42,326	40,639
Total liabilities	412,289	417,097

Commitments and contingencies (note 5)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2018 64,554,155; 2017 66,069,325	6	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2018 and 2017 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2018 and 2017 9,352,729	1	1
Additional paid-in capital	874,508	888,650
Accumulated deficit	(536,697)	(539,730)
Accumulated other comprehensive income (loss)	(1,562)	(60)
Total stockholders' equity	336,258	348,870
Total liabilities and stockholders' equity	$748,547	$765,967

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Net Revenue	$74,329	$70,509	$141,167	$128,019

Expenses:
Cost of revenue - digital	11,384	8,762	22,009	10,514
Direct operating expenses (including related parties of $2,208, $2,392, $4,256 and $4,712) (including non-cash stock-based compensation of $76, $307, $293 and $530)	31,117	29,915	62,150	57,007
Selling, general and administrative expenses	12,673	12,030	25,967	23,230
Corporate expenses (including non-cash stock-based compensation of $1,100, $778, $2,133 and $1,530)	6,266	5,619	12,241	11,486
Depreciation and amortization (includes direct operating of $2,560, $2,398, $5,097 and $4,604; selling, general and administrative of $1,301, $1,849, $2,614 and $2,865; and corporate of $153, $329, $242 and $654) (including related parties of $307, $580, $614 and $1,161)	4,019	4,577	7,958	8,123
Change in fair value of contingent consideration	(913)	-	1,187	-
Foreign currency (gain) loss	(17)	351	196	351
	64,529	61,254	131,708	110,711
Operating income (loss)	9,800	9,255	9,459	17,308
Interest expense	(4,001)	(3,683)	(7,399)	(7,328)
Interest income	1,039	110	1,952	219
Dividend income	417	-	545	-
Other income (loss)	273	-	295	-
Income (loss) before income taxes	7,528	5,682	4,852	10,199
Income tax benefit (expense)	(2,652)	(2,119)	(1,721)	(4,018)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	4,876	3,563	3,131	6,181
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(36)	(68)	(98)	(68)
Net income (loss)	$4,840	$3,495	$3,033	$6,113

Basic and diluted earnings per share:
Net income (loss) per share, basic and diluted	$0.05	$0.04	$0.03	$0.07

Cash dividends declared per common share	$0.05	$0.03	$0.05	$0.06

Weighted average common shares outstanding, basic	88,959,935	90,354,982	89,635,759	90,296,057
Weighted average common shares outstanding, diluted	90,021,949	92,033,111	90,805,086	91,897,150

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$4,840	$3,495	$3,033	$6,113
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(550)	61	(260)	61
Change in fair value of available for sale securities	(3)	-	(1,242)	-
Change in fair value of interest rate swap agreements	-	283	-	836
Total other comprehensive income (loss)	(553)	344	(1,502)	897
Comprehensive income (loss)	$4,287	$3,839	$1,531	$7,010

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$3,033	$6,113
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,958	8,123
Deferred income taxes	1,029	3,428
Non-cash interest expense	538	369
Amortization of syndication contracts	352	218
Payments on syndication contracts	(360)	(215)
Equity in net (income) loss of nonconsolidated affiliate	98	68
Non-cash stock-based compensation	2,425	2,060
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	9,170	13,581
(Increase) decrease in prepaid expenses and other assets	(6,547)	(1,447)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(780)	(8,992)
Net cash provided by operating activities	16,916	23,306
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangible assets	33	-
Purchases of property and equipment	(5,710)	(7,296)
Purchases of intangible assets	(3,153)	-
Purchases of businesses, net of cash acquired	(3,563)	(7,489)
Purchases of marketable securities	(159,403)	-
Proceeds from marketable securities	25,000	-
Purchases of investments	(35)	(2,200)
Deposits on acquisitions	-	(190)
Net cash used in investing activities	(146,831)	(17,175)
Cash flows from financing activities:
Proceeds from stock option exercises	106	526
Tax payments related to shares withheld for share-based compensation plans	(2,239)	-
Payments on long-term debt	(1,500)	(1,875)
Dividends paid	(8,960)	(5,647)
Repurchase of Class A common stock	(7,660)	-
Payment of contingent consideration	(2,015)	-
Net cash used in financing activities	(22,268)	(6,996)
Effect of exchange rates on cash, cash equivalents and restricted cash	(10)	(18)
Net increase (decrease) in cash, cash equivalents and restricted cash	(152,193)	(883)
Cash, cash equivalents and restricted cash:
Beginning	261,854	61,520
Ending	$109,661	$60,637

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$6,861	$6,959
Income taxes	$692	$590

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$400	$579
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$15,096	$18,300

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2018

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading global media company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, the Company’s digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. The Company’s portfolio encompasses integrated marketing and media solutions, comprised of television, radio, and digital properties (including data analytics services). The Company’s management has determined that the Company operates in three reportable segments as of June 30, 2018, based upon the type of advertising medium, which segments are television, radio, and digital. As of June 30, 2018, the Company owns and/or operates 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision and Univision’s UniMás network. The television broadcasting segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. The Company also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicate radio programming to more than 300 stations across the United States. The Company operates a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on its owned and operated digital media sites, the digital media sites of its publisher partners, and on other digital media sites it can access through third-party platforms and exchanges.

Restricted Cash

As of June 30, 2018, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as temporary collateral for the Company’s letters of credit. As of December 31, 2017, the Company’s balance sheet includes $222.3 million in restricted cash of which $221.5 million relates to proceeds received by the Company for its participation in the Federal Communications Commission (“FCC”) auction for broadcast spectrum which were deposited into the account of a qualified intermediary to comply with Internal Revenue Code Section 1031 requirements to execute a like-kind exchange. The remaining $0.8 million in restricted cash was used as temporary collateral for the Company’s letters of credit.

Related Party

Substantially all of the Company’s stations are Univision- or UniMás-affiliated television stations. The Company’s network affiliation agreement with Univision provide certain of its owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. Under the network affiliation agreement, the Company retains the right to sell no less than four minutes per hour of the available advertising time on stations that broadcast Univision network programming, and the right to sell approximately four and a half minutes per hour of the available advertising time on stations that broadcast UniMás network programming, subject to adjustment from time to time by Univision.

Under the network affiliation agreement, Univision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Company’s Univision- and UniMás-affiliate television stations, and it pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2018 and 2017, the amount the Company paid Univision in this capacity was $2.2 million and $2.4 million, respectively. During the six-month periods ended June 30, 2018 and 2017, the amount the Company paid Univision in this capacity was $4.3 million and $4.7 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which gives the Company the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the Company’s proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with multichannel video programming distributors (“MVPDs”). As of June 30, 2018, the amount due to the Company from Univision was $5.4 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended June 30, 2018 and 2017, retransmission consent revenue accounted for approximately $9.1 million and $7.5 million, respectively, of which $7.5 million and $7.2 million, respectively, relate to the Univision proxy agreement. During the six-month periods ended June 30, 2018 and 2017, retransmission consent revenue accounted for approximately $18.0 million and $15.4 million, respectively, of which $15.1 million and $14.6 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

Univision currently owns approximately 10% of the Company’s common stock on a fully-converted basis. The Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. As the holder of all of the Company’s issued and outstanding Class U common stock, so long as Univision holds a certain number of shares, the Company will not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate the Company or dispose of any interest in any Federal Communications Commission, license for any of its Univision-affiliated television stations, among other things. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $1.2 million and $1.1 million for the three-month periods ended June 30, 2018 and 2017, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $2.4 million and $2.1 million for the six-month periods ended June 30, 2018 and 2017, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of June 30, 2018, there was less than $0.1 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Six-Month Period
	Ended June 30, 2018
	Number Granted	Weighted-Average Fair Value
Restricted stock units	120	$4.00

As of June 30, 2018, there was approximately $4.9 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.4 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (“ASC”) Topic 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Basic earnings per share:
Numerator:
Net income (loss)	$4,840	$3,495	$3,033	$6,113

Denominator:
Weighted average common shares outstanding	88,959,935	90,354,982	89,635,759	90,296,057

Per share:
Net income (loss) per share	$0.05	$0.04	$0.03	$0.07

Diluted earnings per share:
Numerator:
Net income (loss)	$4,840	$3,495	$3,033	$6,113

Denominator:
Weighted average common shares outstanding	88,959,935	90,354,982	89,635,759	90,296,057
Dilutive securities:
Stock options and restricted stock units	1,062,014	1,678,129	1,169,327	1,601,093
Diluted shares outstanding	90,021,949	92,033,111	90,805,086	91,897,150

Per share:
Net income (loss) per share	$0.05	$0.04	$0.03	$0.07

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three- and six-month periods ended June 30, 2018, a total of 242,735 and 139,468 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

For the three- and six-month period ended June 30, 2017, a total of 30,584 and 16,880 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Treasury Stock

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the consolidated balance sheets.

On July 13, 2017, the Board of Directors approved a share repurchase of up to $15.0 million of the Company’s outstanding common stock.  On April 11, 2018, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $30.0 million. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

The Company repurchased 1.1 million shares of Class A common stock at an average price of $4.81, for an aggregate purchase price of approximately $5.3 million, during the three-month period ended June 30, 2018. As of June 30, 2018, the Company repurchased a total of approximately 2.5 million shares of Class A common stock for aggregate purchase price of approximately $13.0 million, or an average price per share of $5.08, since the beginning of the share repurchase program. All such repurchased shares were retired as of June 30, 2018.

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

•

failure by the Company or any subsidiary to comply with any of the other agreements in the 2017 Credit Agreement and related loan documents that continues for thirty (30) days [or ten (10) days in the case of failure to comply with covenants related to inspection rights of the administrative agent and lenders and permitted uses of proceeds from borrowings under the 2017 Credit Facility] after the Company’s officers first become aware of such failure or first receive written notice of such failure from any lender;

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
•

final judgment is entered against the Company or any restricted subsidiary in an aggregate amount over $15.0 million, and either enforcement proceedings are commenced by any creditor or there is a period of thirty (30) consecutive days during which the judgment remains unpaid and no stay is in effect;

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

The carrying amount of the Term Loan B Facility as of June 30, 2018 was $294.2 million, net of $3.5 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of June 30, 2018 was $294.8 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	June 30, 2018
	Total Fair Value and Carrying Value on Balance	Fair Value Measurement Category
	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$86.9	$-	$86.9	$-
Certificates of deposit	$8.2	$-	$8.2	$-
Corporate bonds	$124.2	$-	$124.2	$-

Liabilities:
Contingent consideration	$15.1	$-	$-	$15.1

	December 31, 2017
	Total Fair Value and Carrying Value on Balance	Fair Value Measurement Category
	Sheet	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$15.9	$-	$-	$15.9

As of June 30, 2018, the Company held investments in a money market fund, certificates of deposit, and corporate bonds. All certificates of deposit are within the current Federal Deposit Insurance Corporation insurance limits and all corporate bonds are investment grade.

The Company’s available for sale securities are comprised of certificates of deposit and bonds. These securities are valued using quoted prices for similar attributes in active markets (Level 2). Since these investments are classified as available for sale, they are recorded at their fair market value within “Cash and cash equivalents” and “Marketable securities” in the consolidated balance sheet and their unrealized gains or losses are included in “Accumulated other comprehensive income (loss)”.

As of June 30, 2018, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Certificates of Deposit		Corporate Bonds
	Amortized Cost	Unrealized (gains) losses	Amortized Cost	Unrealized (gains) losses
Due within a year	$-	$-	$10,012	$(33)
Due after one year through five years	8,282	(64)	115,797	(1,558)
Total	$8,282	$(64)	$125,809	$(1,591)

The Company periodically reviews its available for sale securities for other-than-temporary impairment. For the three- and six-month periods ended June 30, 2018, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.

Included in interest income for the three- and six-month periods ended June 30, 2018 was interest income related to the Company’s available-for-sale securities of $1.0  and $1.8 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges, foreign currency translation adjustments and changes in the fair value of available for sale securities. The following table provides a roll-forward of accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2018 and 2017 (in millions):

	2018	2017
Accumulated other comprehensive income (loss) as of January 1,	$(0.1)	$(3.0)
Foreign currency translation (gain) loss	(0.3)	0.1
Change in fair value of interest rate swap agreements	(1.6)	1.4
Income tax benefit (expense)	0.4	(0.6)
Other comprehensive income (loss), net of tax	(1.5)	0.9
Accumulated other comprehensive income (loss) as of June 30,	$(1.6)	$(2.1)

Foreign Currency

The Company’s reporting currency is the United States dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with ASC Topic 830, “Foreign Currency Matters” and the related rate fluctuation on transactions is included in “Foreign currency gain (loss)” in the consolidated statements of operations.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive (income) loss.

Cost of Revenue

Cost of revenue related to the Company’s television segment consists primarily of the carrying value of spectrum usage rights that were surrendered in the FCC auction for broadcast spectrum. Cost of revenue related to the Company’s digital segment consists primarily of the costs of online media acquired from third-party publishers.

Assets Held For Sale

Assets are classified as held for sale when the carrying value is expected to be recovered through a sale rather than through their continued use and all of the necessary classification criteria have been met.  Assets held for sale are recorded at the lower of their carrying value or estimated fair value less selling costs and classified as current assets.  Depreciation is not recorded on assets classified as held for sale.

During the second quarter, the Company relocated the operations of two of its television stations in the Palm Springs market and management approved the sale of the vacated building.  The building and related improvements met the criteria for classification as assets held for sale and their carrying value is presented separately in the consolidated balance sheet.  Assets held for sale are classified as current assets as management believes the sale will be completed within one year.

Recent Accounting Pronouncements

In July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-10, Codification Improvements to Topic 842, Leases which addresses several issues related to the application of the new guidance in ASC 842, Leases. The guidance clarifies, among other issues, the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASU 2018-10 affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently in the process of evaluating the impact of this guidance on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements which does not prescribe any new accounting guidance but instead makes minor improvements and clarifications across nine subtopics of the FASB Accounting Standards Codification based on comments from various stakeholders. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of this guidance on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting, which supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods and services. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company is currently in the process of evaluating the impact of this guidance on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980), amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The amendments in this update provide guidance about certain amendments made to SEC materials and staff guidance relating to Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980). The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act and also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the 2017 Tax Act is recognized. The Company is currently in the process of evaluating the impact of this guidance on its consolidated financial statements.

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

Newly Adopted Accounting Standards

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the 2017 Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the 2017 Tax Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the 2017 Tax Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but it has determined reasonable estimates for those effects and has recorded provisional amounts in its consolidated financial statements as of June 30, 2018 and December 31, 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers .

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

United States Tax Reform

On December 22, 2017, the President signed the 2017 Tax Act. The 2017 Tax Act makes broad and complex changes to the United States tax code that affected the Company’s financial results for the year ended December 31, 2017 and may affect financial results for the year ending December 31, 2018 and future years, including, but not limited to, some or all of the following: (1) a reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income (“GILTI”); (4) limitations on the deductibility of certain executive compensation; and (5) limitations on the use of Federal Tax Credits to reduce the U.S. income tax liability.

The staff of the SEC issued SAB 118, which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for the Company to complete the accounting under ASC 740. In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that accounting for certain income tax effects of the 2017 Tax Act is incomplete but the Company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The Company was able to make a reasonable estimate of the impact of the reduction in the corporate tax rate and no significant provisional items were identified that could result in a material impact to the estimate upon finalization in 2018.

Effective January 1, 2018, the 2017 Tax Act subjects a U.S. corporation to tax on its GILTI.  The Company has elected an accounting policy to treat taxes due on the GILTI inclusion as a current period expense. The impact on the effective tax rate for the period ended June 30, 2018 was not significant.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source for the three- and six-month periods ended (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Broadcast advertising	$41,533	$44,026	$79,242	$86,814
Digital advertising	20,558	15,582	38,802	19,663
Spectrum usage rights	523	-	631	-
Retransmission consent	9,143	7,471	17,996	15,431
Other	2,572	3,430	4,496	6,111
Total revenue	$74,329	$70,509	$141,167	$128,019

Contracts are entered into directly with customers or through an advertising agency that represents the customer.  Sales of advertising to customers or agencies within a station’s designated market area (“DMA”) are referred to as local revenue, whereas sales from outside the DMA are referred to as national revenue. The following table further disaggregates the Company’s broadcast advertising revenue by sales channel for the three- and six-month periods ended (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Local direct	$15,315	$17,041	$29,908	$33,544
Local agency	7,265	7,540	14,181	14,943
National agency	18,953	19,445	35,153	38,327
Total revenue	$41,533	$44,026	$79,242	$86,814

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance, including amounts which are refundable. The increase in the deferred revenue balance for the six-month period ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2017	Increase	Decrease *	June 30, 2018
Deferred revenue	$1,959	3,386	(1,959)	$3,386
*	The amount disclosed in the decrease column reflects revenue that has been recorded in the six-month period ended June 30, 2018.

4. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of June 30, 2018, based upon the type of advertising medium, which segments are television, radio, and digital. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

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

Digital

The Company owns and operates certain digital assets, offering mobile, digital and other interactive media platforms and services on Internet-connected devices, including local websites and social media, which provide users with news, information and other content.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and foreign currency (gain) loss. The Company generated 20% and 15% of its revenue outside the United States during the three-month periods ended June 30, 2018 and 2017, respectively. The Company generated 19% and 15% of its revenue outside the United States during the six-month periods ended June 30, 2018 and 2017, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2018	2017	Change	2018	2017	Change
Net revenue
Television	$36,531	$37,764	(3)%	$71,022	$75,474	(6)%
Radio	17,240	17,163	0%	31,343	32,882	(5)%
Digital	20,558	15,582	32%	38,802	19,663	97%
Consolidated	74,329	70,509	5%	141,167	128,019	10%

Cost of revenue - digital	11,384	8,762	30%	22,009	10,514	109%

Direct operating expenses
Television	15,038	14,873	1%	30,588	29,627	3%
Radio	10,935	11,039	(1)%	21,609	22,056	(2)%
Digital	5,144	4,003	29%	9,953	5,324	87%
Consolidated	31,117	29,915	4%	62,150	57,007	9%

Selling, general and administrative expenses
Television	5,551	5,277	5%	11,523	10,728	7%
Radio	4,502	4,581	(2)%	9,108	9,285	(2)%
Digital	2,620	2,172	21%	5,336	3,217	66%
Consolidated	12,673	12,030	5%	25,967	23,230	12%

Depreciation and amortization
Television	2,277	2,500	(9)%	4,481	4,963	(10)%
Radio	621	662	(6)%	1,240	1,388	(11)%
Digital	1,121	1,415	(21)%	2,237	1,772	26%
Consolidated	4,019	4,577	(12)%	7,958	8,123	(2)%

Segment operating profit (loss)
Television	13,665	15,114	(10)%	24,430	30,156	(19)%
Radio	1,182	881	34%	(614)	153	(501)%
Digital	289	(770)	(138)%	(733)	(1,164)	-37%
Consolidated	15,136	15,225	(1)%	23,083	29,145	(21)%

Corporate expenses	6,266	5,619	12%	12,241	11,486	7%
Change in fair value of contingent consideration	(913)	-	*	1,187	-	*
Foreign currency (gain) loss	(17)	351	*	196	351	(44)%
Operating income (loss)	9,800	9,255	6%	9,459	17,308	(45)%

Interest expense	$(4,001)	$(3,683)	9%	$(7,399)	$(7,328)	1%
Interest income	1,039	110	845%	1,952	219	791%
Dividend income	417	-	*	545	-	*
Other income (loss)	273	-	*	295	-	*
Income (loss) before income taxes	7,528	5,682	32%	4,852	10,199	(52)%

Capital expenditures
Television	$1,942	$4,985		$4,023	$5,952
Radio	81	575		162	843
Digital	181	4		247	13
Consolidated	$2,204	$5,564		$4,432	$6,808

	June 30,	December 31,
Total assets	2018	2017
Television	535,660	556,942
Radio	123,901	126,248
Digital	88,986	82,777
Consolidated	$748,547	$765,967

*	Percentage not meaningful.

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

6. ACQUISITIONS

KMCC-TV

On January 16, 2018, the Company completed the acquisition of television station KMCC-TV, which serves the Las Vegas, Nevada area, for an aggregate $3.6 million.  The transaction was treated as an asset acquisition with the majority of the purchase price recorded in “Intangible assets not subject to amortization” on the Company’s consolidated balance sheet.

SMADEX

On June 11, 2018, the Company completed the acquisition of 100% of the stock of Smadex, S.L. (“Smadex”), a leading mobile programmatic solutions provider and demand-side platform that delivers performance-based solutions and data insights for marketers. The Company acquired Smadex to gain unique technology expertise, broaden its digital solutions offering, enhance its execution of performance campaigns and drive incremental revenues. The transaction was funded from cash on hand for an aggregate cash consideration of $3.6 million, net of $1.2 million of cash acquired.

The following is a summary of the initial purchase price allocation for the Company’s acquisition of Smadex (unaudited; in millions):

Accounts receivable	$1.0
Other current assets	0.2
Intangible assets subject to amortization	2.0
Goodwill	3.0
Current liabilities	(1.8)
Long-term liabilities	(0.4)
Deferred Tax	(0.4)

The fair value of assets acquired includes trade receivables of $1.0 million.  The gross amount due under contract is $1.0 million, all of which is expected to be collectible.

During the three- and six-month periods ended June 30, 2018, Smadex generated net revenue and expenses of $0.4 million, which are included in the consolidated statements of operations.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the digital segment and is attributable to Smadex workforce and expected synergies from combining their operations with those of the Company.  The changes in the carrying amount of goodwill for each of the Company’s operating segments for the six-month period ended June 30, 2018 are as follows (in thousands):

	December 31,		June 30,
	2017	Acquisition	2018
Television	$40,549	$-	$40,549
Digital	30,008	3,009	33,017
Consolidated	$70,557	$3,009	$73,566

The fair value of the acquired intangible assets is provisional pending receipt of the final valuations for those assets.

The following unaudited pro forma information for the three- and six-month periods ended June 30, 2018 and 2017, has been prepared to give effect to the acquisition of Smadex as if the acquisition had occurred on January 1, 2017.  This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Pro Forma:
Total revenue	$76,213	$71,787	$145,085	$130,314
Net income (loss)	$5,234	$3,538	$3,320	$6,112

Basic and diluted earnings per share:
Net income per share, basic and diluted	$0.06	$0.04	$0.04	$0.07

Weighted average common shares outstanding, basic	88,959,935	90,354,982	89,635,759	90,296,057
Weighted average common shares outstanding, diluted	90,021,949	92,033,111	90,805,086	91,897,150

The unaudited pro forma information for the six-month periods ended June 30, 2018 and 2017, was adjusted to exclude acquisition fees and costs of $0.4 million in 2018.

7. SIGNIFICANT TRANSACTIONS

Change in Fair Value of Contingent Consideration

On April 4, 2017, the Company completed the acquisition of 100% of the stock of several entities collectively doing business as Headway (“Headway”), a provider of mobile, programmatic, data and performance digital marketing solutions primarily in the United States, Mexico and other markets in Latin America. The acquisition of Headway includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Headway based upon the achievement of certain annual performance benchmarks over a three-year period. As of June 30, 2018, the Company adjusted the fair value of contingent consideration to $15.1 million, resulting in income of $0.9 million and a loss of $1.2 million for the three- and six-month periods ended June 30, 2018, respectively. These amounts were recorded in “Change in Fair Value of Contingent Consideration” in the Company’s consolidated statement of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global media company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Our portfolio encompasses integrated marketing and media solutions, comprised of television, radio and digital properties (including data analytics services). For financial reporting purposes, we report in three segments, based upon the type of advertising medium: television, radio and digital. Our net revenue for the three-month period ended June 30, 2018 was $74.3 million. Of that amount, revenue attributed to our television segment accounted for approximately 49%, revenue attributed to our digital segment accounted for approximately 28% and revenue attributed to our radio segment accounted for approximately 23%.

As of the date of filing this report, we own and/or operate 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also operate Entravision Solutions as our national sales representation division, through which we sell advertisements and syndicate radio programming to more than 300 stations across the United States. We own and operate certain digital assets, offering mobile, digital and other interactive media platforms and services on Internet-connected devices, including local websites and social media, which provide users with news, information and other content. We provide digital advertising solutions that allow advertisers to reach primarily online Hispanic audiences worldwide. We operate a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites; the digital media sites of our publisher partners; and on other digital media sites we access through third-party platforms and exchanges.

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

Highlights

During the second quarter of 2018, our consolidated revenue increased to $74.3 million from $70.5 million in the prior year period, primarily due to growth in the digital segment and retransmission consent revenue in our television segment. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment decreased to $36.5 million in the second quarter of 2018 from $37.8 million in the second quarter of 2017. This decrease of approximately $1.3 million, or 3%, in net revenue was primarily due to decreases in national and local advertising revenue, partially offset by an increase in retransmission consent revenue and an increase in political advertising revenue, which was not material in 2017. We generated a total of $9.1 million of retransmission consent revenue in the second quarter of 2018. We anticipate that retransmission consent revenue for the full year 2018 will be greater than it was for the full year 2017 and will continue to be a significant source of net revenues in future periods.

Net revenue in our radio segment remained constant at $17.2 million for each of the three-month periods ended June 30, 2018 and 2017.

Net revenue in our digital segment increased to $20.6 million in the second quarter of 2018 from $15.6 million in the second quarter of 2017. This increase of approximately $5.0 million, or 32%, in net revenue was primarily due to growth in the Headway business which was acquired in the second quarter of 2017.

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

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2018 and 2017, the amount we paid Univision in this capacity was $2.2 million and $2.4 million, respectively. During the six-month periods ended June 30, 2018 and 2017, the amount we paid Univision in this capacity was $4.3 million and $4.7 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under our proxy agreement with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the three-month periods ended June 30, 2018 and 2017, retransmission consent revenue accounted for approximately $9.1 million and $7.5 million, respectively, of which $7.5 million and $7.2 million, respectively, relate to the Univision proxy agreement. During the six-month periods ended June 30, 2018 and 2017, retransmission consent revenue accounted for approximately $18.0 million and $15.4 million, respectively, of which $15.1 million and $14.6 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement

Univision currently owns approximately 10% of our common stock on a fully-converted basis. Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. As the holder of all of our issued and outstanding Class U common stock, so long as Univision holds a certain number of shares, we may not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate our company or dispose of any interest in any FCC, license for any of our Univision-affiliated television stations, among other things. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 30, 2018.

Recent Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which addresses several issues related to the application of the new guidance in ASC 842, Leases. The guidance clarifies, among other issues, the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASU 2018-10 affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently in the process of evaluating the impact of this guidance on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements which does not prescribe any new accounting guidance but instead makes minor improvements and clarifications across nine subtopics of the FASB Accounting Standards Codification based on comments from various stakeholders. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of this guidance on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting, which supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods and services. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company is currently in the process of evaluating the impact of this guidance on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980), amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The amendments in this update provide guidance about certain amendments made to SEC materials and staff guidance relating to Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980). The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act, which was signed into law on December 22, 2017, and also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the 2017 Tax Act is recognized. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

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

Three- and Six-Month Periods Ended June 30, 2018 and 2017

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2018	2017	Change	2018	2017	Change
Statements of Operations Data:
Net Revenue	$74,329	$70,509	5%	141,167	128,019	10%

Cost of revenue - digital	11,384	8,762	30%	22,009	10,514	109%
Direct operating expenses	31,117	29,915	4%	62,150	57,007	9%
Selling, general and administrative expenses	12,673	12,030	5%	25,967	23,230	12%
Corporate expenses	6,266	5,619	12%	12,241	11,486	7%
Depreciation and amortization	4,019	4,577	(12)%	7,958	8,123	(2)%
Change in fair value of contingent consideration	(913)	-	*	1,187	-	*
Foreign currency (gain) loss	(17)	351	*	196	351	(44)%
	64,529	61,254	5%	131,708	110,711	19%
Operating income (loss)	9,800	9,255	6%	9,459	17,308	(45)%
Interest expense	(4,001)	(3,683)	9%	(7,399)	(7,328)	1%
Interest income	1,039	110	845%	1,952	219	791%
Dividend income	417	-	*	545	-	*
Other income (loss)	273	-	*	295	-	*
Income before income (loss) taxes	7,528	5,682	32%	4,852	10,199	(52)%
Income tax benefit (expense)	(2,652)	(2,119)	25%	(1,721)	(4,018)	(57)%
Income (loss) before equity in net income (loss) of
nonconsolidated affiliate	4,876	3,563	37%	3,131	6,181	(49)%
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(36)	(68)	(47)%	(98)	(68)	44%
Net income (loss)	$4,840	$3,495	38%	$3,033	$6,113	(50)%

Other Data:
Capital expenditures	2,204	5,564		4,432	6,808
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				21,803	27,494
Net cash provided by operating activities				16,916	23,306
Net cash used in investing activities				(146,831)	(17,175)
Net cash used in financing activities				(22,268)	(6,996)

(1)

Consolidated adjusted EBITDA means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, acquisitions and dispositions and certain pro-forma cost savings. We use the term consolidated adjusted EBITDA because that measure is defined in our 2017 Credit Facility and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, acquisitions and dispositions and certain pro-forma cost savings.

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of June 30): 2018, 4.9 to 1; 2017, 3.3 to 1.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income.  As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, acquisitions and dispositions and certain pro-forma cost savings, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important financial line items.   Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions. Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Six-Month Period
	Ended June 30,
	2018	2017
Consolidated adjusted EBITDA	$21,803	$27,494

Interest expense	(7,399)	(7,328)
Interest income	1,952	219
Dividend income	545	-
Income tax benefit (expense)	(1,721)	(4,018)
Equity in net loss of nonconsolidated affiliates	(98)	(68)
Amortization of syndication contracts	(352)	(218)
Payments on syndication contracts	360	215
Non-cash stock-based compensation included in direct operating expenses	(292)	(530)
Non-cash stock-based compensation included in corporate expenses	(2,133)	(1,530)
Depreciation and amortization	(7,958)	(8,123)
Change in fair value of contingent consideration	(1,187)	-
Non-recurring cash severance charge	(782)	-
Other income (loss)	295	-
Net income (loss)	3,033	6,113

Depreciation and amortization	7,958	8,123
Deferred income taxes	1,029	3,428
Non-cash interest expense	538	369
Amortization of syndication contracts	352	218
Payments on syndication contracts	(360)	(215)
Equity in net (income) loss of nonconsolidated affiliate	98	68
Non-cash stock-based compensation	2,425	2,060
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	9,170	13,581
(Increase) decrease in prepaid expenses and other assets	(6,547)	(1,447)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(780)	(8,992)
Cash flows from operating activities	$16,916	$23,306

Consolidated Operations

Net Revenue. Net revenue increased to $74.3 million for the three-month period ended June 30, 2018 from $70.5 million for the three-month period ended June 30, 2017, an increase of $3.8 million. Of the overall increase, approximately $5.0 million was attributable to our digital segment and was primarily due to growth in the Headway business which was acquired during the second quarter of 2017. The overall increase was partially offset by a decrease in our television segment of approximately $1.3 million primarily due to decreases in national and local advertising revenue, partially offset by an increase in retransmission consent revenue and an increase in political advertising revenue, the latter of which was not material in 2017.

Net revenue increased to $141.2 million for the six-month period ended June 30, 2018 from $128.0 million for the six-month period ended June 30, 2017, an increase of $13.2 million. Of the overall increase, approximately $19.1 million was attributable to our digital segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations for the full six-month period in 2017. The overall increase was partially offset by a decrease in our television segment of approximately $4.5 million primarily due to decreases in national and local advertising revenue, partially offset by an increase in retransmission consent revenue and an increase in political advertising revenue, the latter of which was not material in 2017.  Additionally, the overall increase was partially offset by a decrease in our radio segment of approximately $1.6 million primarily due to decreases in local and national advertising revenue, partially offset by an increase in net revenue from the 2018 FIFA World Cup.

We currently anticipate that for the full year 2018 net revenue will increase from the digital segment, political advertising revenue in all our segments, and retransmission consent revenue in our television segment, compared to 2017.  In general, we have seen a decline in advertising in traditional media, including television and radio, as advertising moves increasingly to new media, such as digital media.  We anticipate that this trend will continue for at least the foreseeable future.

Cost of revenue-Digital. Cost of revenue in our digital segment increased to $11.4 million for the three-month period ended June 30, 2018 from $8.8 million for the three-month period ended June 30, 2017, an increase of $2.6 million, primarily due to the increased revenue in our digital segment.

Cost of revenue in our digital segment increased to $22.0 million for the six-month period ended June 30, 2018 from $10.5 million for the six-month period ended June 30, 2017, an increase of $11.5 million, primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations for the full six-month period in 2017.

Direct Operating Expenses. Direct operating expenses increased to $31.1 million for the three-month period ended June 30, 2018 from $29.9 million for the three-month period ended June 30, 2017, an increase of $1.2 million. Of the overall increase, approximately $1.1 million was attributable to our digital segment and was primarily driven by expenses associated with the increase in revenue and an increase in salary expense.  Additionally, approximately $0.2 million of the overall increase was attributable to our television segment and was primarily due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to direct operating expenses in the prior year period, partially offset by a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense. The overall increase was partially offset by a decrease in our radio segment of approximately $0.1 million primarily due to a decrease in salary expense. As a percentage of net revenue, direct operating expenses remained constant at 42% for each of the three-month periods ended June 30, 2018 and 2017.

Direct operating expenses increased to $62.1 million for the six-month period ended June 30, 2018 from $57.0 million for the six-month period ended June 30, 2017, an increase of $5.1 million. Of the overall increase, approximately $4.6 million was attributable to our digital segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to cost of revenue for the full six-month period in 2017. Additionally, approximately $1.0 million of the overall increase was attributable to our television segment and was primarily due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to direct operating expenses in the prior year period, partially offset by a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense. The overall increase was partially offset by a decrease in radio segment of approximately $0.5 million primarily due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense. As a percentage of net revenue, direct operating expenses decreased to 44% for the six-month period ended June 30, 2018 from 45% for the six-month period ended June 30, 2017.

We currently anticipate that for the full year 2018, direct operating expenses will increase as a result of acquiring station KMIR-TV in the fourth quarter of 2017 and operating Headway for a full year in 2018 compared to nine months in 2017, partially offset by decreases associated with a previously announced reduction in personnel and other discretionary expense cuts, both of which were implemented during the three-month period ended June 30, 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $12.7 million for the three-month period ended June 30, 2018 from $12.0 million for the three-month period ended June 30, 2017, an increase of $0.7 million. Of the overall increase, $0.4 million was attributable to our digital segment and was primarily due to an increase in salary expense. Additionally, approximately $0.3 million of the increase was attributable to our television segment primarily due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to selling, general and administrative expenses in the prior year period, an increase in salary expense and an increase in bad debt expense.  The overall increase was partially offset by a decrease in the radio segment of approximately $0.1 million and was primarily due to a decrease in salary expense. As a percentage of net revenue, selling, general and administrative expenses remained constant at 17% for each of the three-month periods ended June 30, 2018 and 2017.

Selling, general and administrative expenses increased to $26.0 million for the six-month period ended June 30, 2018 from $23.2 million for the six-month period ended June 30, 2017, an increase of $2.8 million. Of the overall increase, $2.1 million was attributable to our digital segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations for the full six-month period in 2017. Additionally, approximately $0.8 million of the increase was attributable to our television segment due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to selling, general and administrative expenses in the prior year period, an increase in salary expense and an increase in bad debt expense.  The overall increase was partially offset by a decrease in radio segment of approximately $0.2 million and was primarily due to a decrease in promotional expenses. As a percentage of net revenue, selling, general and administrative expenses remained constant at 18% for each of the six-month periods ended June 30, 2018 and 2017.

We currently anticipate that for the full year 2018, selling, general and administrative expenses will increase as a result of acquiring station KMIR-TV in the fourth quarter of 2017 and operating Headway for a full year in 2018 compared to nine months in 2017, partially offset by decreases associated with a previously announced reduction in personnel and other discretionary expense cuts, both of which were implemented during the six-month period ended June 30, 2018.

Corporate Expenses. Corporate expenses increased to $6.3 million for the three-month period ended June 30, 2018 from $5.6 million for the three-month period ended June 30, 2017, an increase of $0.7 million. The increase was primarily due to legal and financial due diligence costs related to the Smadex acquisition and an increase in non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses remained constant at 8% for each of the three-month periods ended June 30, 2018 and 2017.

Corporate expenses increased to $12.2 million for the six-month period ended June 30, 2018 from $11.5 million for the six-month period ended June 30, 2017, an increase of $0.7 million. The increase was primarily due to legal and financial due diligence costs related to the Smadex acquisition and an increase in non-cash stock-based compensation expense, partially offset by a decrease in due diligence costs incurred in prior year related to the Headway acquisition. As a percentage of net revenue, corporate expenses remained constant at 9% for each of the six-month periods ended June 30, 2018 and 2017.

We currently anticipate that corporate expenses will decrease for the full year 2018 compared to 2017 as a result of expenses in 2017 related to the FCC auction for broadcast spectrum and the acquisition of Headway.

Depreciation and Amortization. Depreciation and amortization decreased to $4.0 million for the three-month period ended June 30, 2018 from $4.6 million for the three-month period ended June 30, 2017, a decrease of $0.6 million. The decrease was primarily due to certain assets becoming fully depreciated.

Depreciation and amortization decreased to $8.0 million for the six-month period ended June 30, 2018 from $8.1 million for the six-month period ended June 30, 2017, a decrease of $0.1 million. The decrease was primarily due to certain assets becoming fully depreciated, partially offset by increased amortization related to intangible assets acquired in the Headway and Smadex acquisitions.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to the Headway acquisition, we recognized income of $0.9 million for the three-month period ended June 30, 2018.

As a result of the change in fair value of the contingent consideration related to the Headway acquisition, we recognized an expense of $1.2 million for the six-month period ended June 30, 2018.

Operating Income. As a result of the above factors, operating income was $9.8 million for the three-month period ended June 30, 2018, compared to operating income of $9.3 million for the three-month period ended June 30, 2017.  As a result of the above factors, operating income was $9.5 million for the six-month period ended June 30, 2018, compared to operating income of $17.3 million for the six-month period ended June 30, 2017.

Interest Expense, net. Interest expense, net decreased to $3.0 million for the three-month period ended June 30, 2018 from $3.6 million for the three-month period ended June 30, 2017, a decrease of $0.6 million. This decrease was primarily due to interest income earned on available-for-sale securities.

Interest expense, net decreased to $5.4 million for the six-month period ended June 30, 2018 from $7.1 million for the six-month period ended June 30, 2017, a decrease of $1.7 million. This decrease was primarily due to interest income earned on available-for-sale securities.

Income Tax Expense.  Income tax expense for the six-month period ended June 30, 2018 was $1.7 million, or 35% of our pre-tax income. Income tax expense for the six-month period ended June 30, 2017 was $4.0 million, or 39% of our pre-tax income.  The effective tax rate for the six-month period ended June 30, 2018 differed from the statutory rate of 21% primarily because of foreign and state taxes, and nondeductible expenses. The effective tax rate differs from prior quarters as a result of the change in the US federal statutory tax rate from 35% to 21% due to the enactment of the 2017 Tax Act. The company computes its interim tax expense by projecting its effective tax rate for the year and applying the projected annual effective tax rate to the year to date pre-tax income from continuing operations for the reporting quarter. Additional discrete items (such as excess tax benefits from share based compensation) may adjust the year to date tax expense in the quarter in which such items occur.

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

Segment Operations

Television

Net Revenue. Net revenue in our television segment decreased to $36.5 million for the three-month period ended June 30, 2018 from $37.8 million for the three-month period ended June 30, 2017, a decrease of approximately $1.3 million. The decrease was primarily due to decreases in national and local advertising revenue, as part of a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The decrease was partially offset by an increase in retransmission consent revenue and an increase in political advertising revenue, the latter of which was not material in 2017. We generated a total of $9.1 million and $7.5 million in retransmission consent revenue for the three-month periods ended June 30, 2018 and 2017, respectively.

Net revenue in our television segment decreased to $71.0 million for the six-month period ended June 30, 2018 from $75.5 million for the six-month period ended June 30, 2017, a decrease of approximately $4.5 million. The decrease was primarily due to decreases in national and local advertising revenue, as part of a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The decrease was partially offset by an increase in retransmission consent revenue and an increase in political advertising revenue, the latter of which was not material in 2017. We generated a total of $18.0 million and $15.4 million in retransmission consent revenue for the six-month periods ended June 30, 2018 and 2017, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.0 million for the three-month period ended June 30, 2018 from $14.9 million for the three-month period ended June 30, 2017, an increase of approximately $0.1 million. The increase was primarily due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to direct operating expenses in the prior year period, partially offset by a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense resulting from the previously announced reduction in personnel.

Direct operating expenses in our television segment increased to $30.6 million for the six-month period ended June 30, 2018 from $29.6 million for the six-month period ended June 30, 2017, an increase of approximately $1.0 million. The increase was primarily due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to direct operating expenses in the prior year period, partially offset by a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense resulting from the previously announced reduction in personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.6 million for the three-month period ended June 30, 2018 from $5.3 million for the three-month period ended June 30, 2017, an increase of approximately $0.3 million. The increase was primarily due to the acquisition of station KMIR-TV in the fourth quarter of

2017, which did not contribute to selling, general and administrative expenses in the prior year period, and increases in salary expense and bad debt expense.

Selling, general and administrative expenses in our television segment increased to $11.5 million for the six-month period ended June 30, 2018 from $10.7 million for the six-month period ended June 30, 2017, an increase of approximately $0.8 million. The increase was primarily due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to selling, general and administrative expenses in the prior year period, and increases in salary expense and bad debt expense.

Radio

Net Revenue.  Net revenue in our radio segment remained constant at $17.2 million for each of the three-month periods ended June 30, 2018 and 2017.  There was an increase in net revenue from 2018 FIFA World Cup, offset by decreases in local and national advertising revenue, as part of the trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media.

Net revenue in our radio segment decreased to $31.3 million for the six-month period ended June 30, 2018 from $32.9 million for the six-month period ended June 30, 2017, a decrease of $1.6 million. The decrease was primarily due to decreases in local and national advertising revenue, as part of a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media. These decreases were partially offset by an increase in net revenue from the 2018 FIFA World Cup.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $10.9 million for the three-month period ended June 30, 2018 from $11.0 million for the three-month period ended June 30, 2017, a decrease of $0.1 million.  The decrease was primarily due to a decrease in salary expense resulting from the previously announced reduction in personnel.

Direct operating expenses in our radio segment decreased to $21.6 million for the six-month period ended June 30, 2018 from $22.1 million for the six-month period ended June 30, 2017, a decrease of $0.5 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense resulting from the previously announced reduction in personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.5 million for the three-month period ended June 30, 2018 from $4.6 million for the three-month period ended June 30, 2017, a decrease of $0.1 million. The decrease was primarily due to a decrease in salary expense resulting from the previously announced reduction in personnel.

Selling, general and administrative expenses in our radio segment decreased to $9.1 million for the six-month period ended June 30, 2018 from $9.3 million for the six-month period ended June 30, 2017, a decrease of $0.2 million. The decrease was primarily due to a decrease in promotional expense.

Digital

Net Revenue.  Net revenue in our digital segment increased to $20.6 million for the three-month period ended June 30, 2018 from $15.6 million for the three-month period ended June 30, 2017, an increase of $5.0 million. The increase was primarily due growth in the Headway business that was acquired during the second quarter of 2017.  This increase was partially offset by a decrease in national revenue in our preexisting digital business, driven by continued shifts in the digital advertising industry toward video advertising and the increased use of automated buying platforms, referred to in our industry as programmatic revenue. The digital advertising industry is dynamic and undergoing rapid change, which includes the shift towards programmatic revenue. We anticipate that this trend will continue in the digital advertising industry, and we are responding by continuing to emphasize our programmatic revenue offerings within our digital segment. We also anticipate that other trends may emerge, which will require us to respond to those changing consumer demands as, when and how they occur.

Net revenue in our digital segment increased to $38.8 million for the six-month period ended June 30, 2018 from $19.7 million for the six-month period ended June 30, 2017, an increase of $19.1 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations for the full six-month period in 2017. This increase was partially offset by a decrease in national revenue in our preexisting digital business, driven by continued shifts in the digital advertising industry toward video advertising and the increased use of automated buying platforms, referred to in our industry as programmatic revenue. The digital advertising industry is dynamic and undergoing rapid change, which includes the shift towards programmatic revenue. We anticipate that this trend will continue in the digital advertising industry, and we are responding by continuing to emphasize our programmatic revenue offerings within our digital segment. We also anticipate that other trends may emerge, which will require us to respond to those changing consumer demands as, when and how they occur.

Cost of revenue.  Cost of revenue in our digital segment increased to $11.4 million for the three-month period ended June 30, 2018 from $8.8 million for the three-month period ended June 30, 2017, an increase of $2.6 million.  This increase was due to the increase in revenue in the quarter.  Because of third party media costs, our margins tend to be smaller in our digital segment than in our other segments. As a percentage of digital net revenue, cost of revenue decreased to 55% for the three-month period ended June 30, 2018 from 56% for the three-month period ended June 30, 2017.

Cost of revenue in our digital segment increased to $22.0 million for the six-month period ended June 30, 2018 from $10.5 million for the six-month period ended June 30, 2017, an increase of $11.5 million.  This increase was due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations for the full six-month period in 2017.  Because of third party media costs, our margins tend to be smaller in our digital segment than in our other segments. As a percentage of digital net revenue, cost of revenue increased to 57% for the six-month period ended June 30, 2018 from 53% for the six-month period ended June 30, 2017. The increase in cost of revenue as a percentage of digital revenue was primarily due to the acquisition of Headway and a higher percentage of programmatic revenue in our preexisting digital business. Because of the high volume and relative efficiencies of these programmatic platforms, the margins tend to be lower.

Direct operating expenses. Direct operating expenses in our digital segment increased to $5.1 million for the three-month period ended June 30, 2018 from $4.0 million for the three-month period ended June 30, 2017, an increase of $1.1 million.  The increase was primarily due to expenses associated with the increase in revenue and an increase in salary expense.

Direct operating expenses in our digital segment increased to $9.9 million for the six-month period ended June 30, 2018 from $5.3 million for the six- month period ended June 30, 2017, an increase of $4.6 million.  The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations for the full six-month period in 2017. The increase was partially offset by a decrease in our preexisting digital business due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $2.6 million for the three-month period ended June 30, 2018 from $2.2 million for the three-month period ended June 30, 2017, an increase of $0.4 million. The increase was primarily due to an increase in salary expense.

Selling, general and administrative expenses in our digital segment increased to $5.3 million for the six-month period ended June 30, 2018 from $3.2 million for the six-month period ended June 30, 2017, an increase of $2.1 million. The increase was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations for the full six-month period in 2017.

Liquidity and Capital Resources

We had net income of $176.3 million, $20.4 million, and $25.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. We had positive cash flow from operations of $301.5 million, $57.3 million and $62.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We generated cash flows from operations of $16.9 million for the six-month period ended June 30, 2018. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2017 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months. At June 30, 2018, we held cash and cash equivalents of $10.3 million in accounts outside the United States. Our liquidity is not materially impacted by the amount held in accounts outside the United States as our operating cash flows are driven primarily by U.S. sources.

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

•

failure by us or any subsidiary to comply with any of the other agreements in the 2017 Credit Agreement and related loan documents that continues for thirty (30) days [or ten (10) days in the case of failure to comply with covenants related to inspection rights of the administrative agent and lenders and permitted uses of proceeds from borrowings under the 2017 Credit Facility] after our officers first become aware of such failure or first receive written notice of such failure from any lender;

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
•

final judgment is entered against us or any restricted subsidiary in an aggregate amount over $15.0 million, and either enforcement proceedings are commenced by any creditor or there is a period of thirty (30) consecutive days during which the judgment remains unpaid and no stay is in effect;

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

The carrying amount of the Term Loan B Facility as of June 30, 2018 was $294.2 million, net of $3.5 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of June 30, 2018 was $294.8 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

On July 13, 2017, our Board of Directors approved a share repurchase program of up to $15.0 million of our outstanding common stock. On April 11, 2018, our Board of Directors approved the repurchase of up to an additional $15.0 million of our outstanding common stock, for a total repurchase authorization of up to $30.0 million. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

In the three-month period ended June 30, 2018, we repurchased 1.1 million shares of our Class A common stock for an aggregate purchase price of $5.3 million, or an average price per share of $4.81. As of June 30, 2018, we repurchased a total of approximately 2.5 million shares of our Class A common stock for aggregate purchase price of approximately $13.0 million, or an average price per share of $5.08, since the beginning of share repurchase program. All such repurchased shares were retired as of June 30, 2018.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $21.8 million for the six-month period ended June 30, 2018 compared to $27.5 million for the six-month period ended June 30, 2017. As a percentage of net revenue, consolidated adjusted EBITDA decreased to 15% for the six-month period ended June 30, 2018 compared to 21% for the six-month period ended June 30, 2017. The decrease as a percentage of net revenue is primarily due to our digital segment generating a larger percentage of our net revenue in the current year. Because of third party media costs, our margins tend to be smaller in our digital segment than in our other segments.

Consolidated adjusted EBITDA, as defined in our 2017 Credit Agreement, means net income (loss) plus gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation included in operating and corporate expenses, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, acquisitions and dispositions and certain pro-forma cost savings. We use the term consolidated adjusted EBITDA because that measure is defined in our 2017 Credit Agreement and does not include gain (loss) on sale of assets, depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, acquisitions and dispositions and certain pro-forma cost savings.

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of June 30): 2018, 4.9 to 1; 2017, 3.3 to 1.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income and net income.  As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, acquisitions and dispositions and certain pro-forma cost savings, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important financial line items.   Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 28.

Cash Flow

Net cash flow provided by operating activities was $16.9 million for the six-month period ended June 30, 2018, compared to net cash flow provided by operating activities of $23.3 million for the six-month period ended June 30, 2017. We had net income of $3.0 million for the six-month period ended June 30, 2018, which was partially reduced by non-cash items such as depreciation and amortization expense of $8.0 million and non-cash stock-based compensation of $2.4 million. We had net income of $6.1 million for the six-month period ended June 30, 2017, which was partially reduced by non-cash items, including depreciation and amortization expense of $8.1 million, deferred income taxes of $3.4 million, and non-cash stock-based compensation of $2.1 million.  We expect to have positive cash flow from operating activities for the full year 2018.

Net cash flow used in investing activities was $146.8 million for the six-month period ended June 30, 2018, compared to net cash flow used in investing activities of $17.2 million for the six-month period ended June 30, 2017. During the six-month period ended June 30, 2018, we spent $159.4 million on the purchase of marketable securities, $3.6 million on the acquisition of Smadex, $5.7 million on net capital expenditures and $3.2 million on the purchase of intangible assets offset by $25.0 million in proceeds from the maturity of marketable securities. During the six-month period ended June 30, 2017, we purchased the business of Headway for $7.5 million, net of cash acquired, spent $7.3 million on net capital expenditures, spent $2.2 million on investments and made a deposit on a potential future acquisition of $0.2 million. We anticipate that our capital expenditures will be approximately $13.0 million during the full year 2018. Of this amount, we expect that approximately $4.0 million will be expended in connection with the required relocation of certain of our television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum, which amount we expect to be reimbursed to us by the FCC. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions, and the amount of net capital expenditures may change depending upon FCC reimbursement policy for broadcast television repack. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $22.3 million for the six-month period ended June 30, 2018, compared to net cash flow used in financing activities of $7.0 million for the six-month period ended June 30, 2017. During the six-month period ended June 30, 2018, we made dividend payments of $9.0 million, payments of $7.7 million for the repurchase of Class A common stock under our stock repurchase program, payments of $2.2 million for taxes related to shares withheld for share-based compensation plans, contingent consideration payments of $2.0 million and debt payments of $1.5 million,. During the six-month period ended June 30, 2017, we made dividend payments of $5.6 million, debt repayments of principal in the amount of $1.9 million and received proceeds of $0.5 million related to the issuance of common stock upon the exercise of stock options.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of June 30, 2018, we had $297.8 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the three-month Eurodollar rate were to increase by 100 basis points, or one percentage point, from its June 30, 2018 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $3.0 million based on the outstanding balance of our term loan as of June 30, 2018.

Prior to November 28, 2017, we used derivative instruments in the management of interest rate risk with respect to interest expense on variable debt as required by the terms of our previous 2013 Credit Agreement. On December 16, 2013, we entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $186.0 million at a fixed rate of 2.73%, resulting in an all-in fixed rate of 5.23%. The interest rate swap agreements took effect on December 31, 2015 with a maturity date on December 31, 2018. Under these interest rate swap agreements, we paid at a fixed rate and received payments at a variable rate based on three-month Eurodollar rate. The interest rate swap agreements effectively fixed the floating Eurodollar rate-based interest of $186.0 million outstanding Eurodollar rate-based debt. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value was recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements were immediately recognized directly to interest expense in the consolidated statement of operations. On November 28, 2017, we terminated these swap agreements in conjunction with the refinancing of our debt under our 2017 Credit Facility, as discussed above. Our current policy prohibits entering into derivative instruments for speculation or trading purposes.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. Recently, the Argentine peso has experienced significant devaluation relative to the U.S. dollar. The effect of an immediate and arbitrary 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2018 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Spain, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Management’s Plan for Remediation

We are continuing to implement a remediation plan to address the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2017. As part of this plan, we have implemented a new enterprise reporting software to provide additional system controls to free up accounting resources, hired additional accounting personnel in certain of our foreign operations to strengthen our accounting resources in these locations and further free up corporate accounting resources, and hired additional accounting personnel to address complex accounting matters primarily related to the expanding geographic scope of our business operations, primarily our digital operations.

We believe that these changes will strengthen our internal control over financial reporting and remediate the material weakness we have identified.  However, these changes have not been operating long enough to evaluate their operating effectiveness and are subject to continued management review supported by confirmation and testing, as well as Audit Committee oversight.  As we continue to implement the remediation plan outlined above, we may also identify additional measures to address the material weakness or modify certain of the remediation procedures described above. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weakness. Management, with the oversight of the Audit Committee, will continue to take steps to remedy the material weakness as expeditiously as possible to reinforce the overall design and capability of our control environment.

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

Changes in Internal Control

In addition to the changes noted above to remediate the previously-identified material weakness, during the three-month period ended June 30, 2018, we finished integrating policies, processes, personnel, technology and operations in connection with our acquisition of Headway in April 2017. Management’s most recent assessment of internal control over financial reporting as of December 31, 2017 did not include the internal controls related to Headway, which is permitted by applicable rules and regulations, but will include Headway as a part of management’s next assessment of internal control over financial reporting as of December 31, 2018.

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

Issuer Purchases of Equity Securities

On July 13, 2017, our Board of Directors approved a share repurchase program of up to $15.0 million of our outstanding common stock. On April 11, 2018, our Board of Directors approved the repurchase of up to an additional $15.0 million of our outstanding common stock, for a total repurchase authorization of up to $30.0 million.  Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors.

In the three-month period ended June 30, 2018, we repurchased 1.1 million shares of our Class A common stock for an aggregate purchase price of $5.3 million, or an average price per share of $4.81. As of June 30, 2018, we repurchased a total of approximately 2.5 million shares of our Class A common stock for an aggregate purchase price of approximately $13.0 million , or an average price per share of $5.08, since the beginning of share repurchase program. All such repurchased shares were retired as of June 30, 2018.

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

Date: August 6, 2018