Form 10-Q
period 2018-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2018-11-08
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes  ☐    No  ☒

As of November 5, 2018, there were 64,576,497 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4
	CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017	4
	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017	5
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017	6
	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017	7
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38
ITEM 4.	CONTROLS AND PROCEDURES	39
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	41
ITEM 1A.	RISK FACTORS	41
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	41
ITEM 4.	MINE SAFETY DISCLOSURES	41
ITEM 5.	OTHER INFORMATION	41
ITEM 6.	EXHIBITS	42

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

•	our continued compliance with all of our obligations under the 2017 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	rapid changes in digital media advertising;
•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
•	the impact of changing preferences, if any, among Hispanic audiences in the United States (“U.S.”) for Spanish-language programming, especially among younger age groups;
•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc. (“Univision”);
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2017 Credit Agreement, the overall success of our acquisition and disposition strategy and the integration of any acquired assets with our existing operations;
•	our ability to implement effective internal controls to address a material weakness discussed in this report;
•	industry-wide market factors and regulatory and other developments affecting our operations;
•	the ability to manage our growth effectively, including having adequate personnel and other resources for both operational and administrative functions;
•	economic uncertainty;
•	the impact of any potential future impairment of our assets;
•	risks related to changes in accounting interpretations;
•

the impact of provisions of the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”), including, among other things, our ability to fully account for all effects of the 2017 Tax Act, reasonably estimate the income tax effect of the 2017 Tax Act on our financial statements and utilize provisional amounts during an interim period that in no circumstances will extend beyond one year after the enactment date of the 2017 Tax Act;

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$101,789	39,560
Marketable securities	132,410	-
Restricted cash	769	222,294
Trade receivables, (including related parties of $4,253 and $4,653) net of allowance for doubtful accounts of $3,131 and $2,566	78,092	84,348
Assets held for sale	1,179	-
Prepaid expenses and other current assets (including related parties of $274 and $274)	13,217	6,260
Total current assets	327,456	352,462
Property and equipment, net of accumulated depreciation of $185,229 and $179,869	63,204	60,337
Intangible assets subject to amortization, net of accumulated amortization of $92,194 and $87,632 (including related parties of $8,633 and $9,555)	24,196	26,758
Intangible assets not subject to amortization	254,506	251,163
Goodwill	74,149	70,557
Other assets	5,087	4,690
Total assets	$748,598	$765,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and accrued expenses (including related parties of $2,392 and $2,548)	52,795	57,563
Deferred revenue	4,351	1,959
Total current liabilities	60,146	62,522
Long-term debt, less current maturities, net of unamortized debt issuance costs of $3,386 and $3,761	290,614	292,489
Other long-term liabilities	19,237	21,447
Deferred income taxes	43,172	40,639
Total liabilities	413,169	417,097

Commitments and contingencies (note 5)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2018 64,576,497; 2017 66,069,325	6	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2018 and 2017 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2018 and 2017 9,352,729	1	1
Additional paid-in capital	871,321	888,650
Accumulated deficit	(534,482)	(539,730)
Accumulated other comprehensive income (loss)	(1,419)	(60)
Total stockholders' equity	335,429	348,870
Total liabilities and stockholders' equity	$748,598	$765,967

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Net revenue:
Revenue from advertising and retransmission consent	$73,397	$70,612	$213,933	$198,631
Revenue from spectrum usage rights	1,178	263,943	1,809	263,943
Total net revenue	$74,575	$334,555	$215,742	$462,574

Expenses:
Cost of revenue - television (spectrum usage rights)	-	12,131	-	12,131
Cost of revenue - digital	13,240	9,910	35,249	20,424
Direct operating expenses (including related parties of $2,175, $2,404, $6,431 and $7,116) (including non-cash stock-based compensation of $156, $276, $448 and $806)	31,694	30,231	93,844	87,238
Selling, general and administrative expenses	12,398	12,813	38,365	36,043
Corporate expenses (including non-cash stock-based compensation of $1,130, $813, $3,263 and $2,343)	6,913	8,209	19,154	19,695
Depreciation and amortization (includes direct operating of $2,504, $2,221, $7,606 and $6,825; selling, general and administrative of $1,434, $1,798, $4,048 and $4,663; and corporate of $156, $318, $398 and $972) (including related parties of $308, $580, $922 and $1,741)	4,094	4,337	12,052	12,460
Change in fair value of contingent consideration	(114)	-	1,073	-
Foreign currency (gain) loss	335	(58)	531	293
	68,560	77,573	200,268	188,284
Operating income (loss)	6,015	256,982	15,474	274,290
Interest expense	(3,995)	(3,756)	(11,394)	(11,084)
Interest income	933	256	2,885	475
Dividend income	457	-	1,002	-
Other income (loss)	327	-	622	-
Income (loss) before income taxes	3,737	253,482	8,589	263,681
Income tax benefit (expense)	(1,443)	(96,167)	(3,164)	(100,185)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	2,294	157,315	5,425	163,496
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(79)	(107)	(177)	(175)
Net income (loss)	$2,215	$157,208	$5,248	$163,321

Basic and diluted earnings per share:
Net income per share, basic	$0.02	$1.74	$0.06	$1.81
Net income per share, diluted	$0.02	$1.71	$0.06	$1.78

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.11

Weighted average common shares outstanding, basic	88,852,342	90,517,492	89,371,750	90,370,679
Weighted average common shares outstanding, diluted	90,122,425	92,161,108	90,574,663	91,985,946

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$2,215	$157,208	$5,248	$163,321
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	40	4	(220)	65
Change in fair value of available for sale securities	103	-	(1,139)	-
Change in fair value of interest rate swap agreements	-	451	-	1,287
Total other comprehensive income (loss)	143	455	(1,359)	1,352
Comprehensive income (loss)	$2,358	$157,663	$3,889	$164,673

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$5,248	$163,321
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,052	12,460
Cost of revenue - television (spectrum usage rights)	-	12,131
Deferred income taxes	1,942	99,514
Non-cash interest expense	828	595
Amortization of syndication contracts	526	311
Payments on syndication contracts	(516)	(300)
Equity in net (income) loss of nonconsolidated affiliate	177	175
Non-cash stock-based compensation	3,711	3,149
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	8,578	12,790
(Increase) decrease in prepaid expenses and other assets	(7,210)	(1,830)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,839)	(8,862)
Net cash provided by (used in) operating activities	22,497	293,454
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangible assets	33	-
Purchases of property and equipment	(12,277)	(9,639)
Purchases of intangible assets	(3,153)	(32,588)
Purchases of businesses, net of cash acquired	(3,522)	(7,489)
Purchases of marketable securities	(159,403)	-
Proceeds from marketable securities	25,000	-
Purchases of investments	(970)	(2,200)
Deposits on acquisitions	-	(1,240)
Net cash provided by (used in) investing activities	(154,292)	(53,156)
Cash flows from financing activities:
Proceeds from stock option exercises	77	11
Tax payments related to shares withheld for share-based compensation plans	(2,239)	-
Payments on long-term debt	(2,250)	(2,813)
Dividends paid	(13,403)	(10,179)
Repurchase of Class A common stock	(7,660)	(1,778)
Payment of contingent consideration	(2,015)	-
Net cash provided by (used in) financing activities	(27,490)	(14,759)
Effect of exchange rates on cash, cash equivalents and restricted cash	(11)	17
Net increase (decrease) in cash, cash equivalents and restricted cash	(159,296)	225,556
Cash, cash equivalents and restricted cash:
Beginning	261,854	61,520
Ending	$102,558	$287,076

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$10,566	$10,489
Income taxes	$1,222	$671

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$950	$604
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$14,982	$18,026

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2018

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading global media company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, the Company’s digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. The Company’s portfolio encompasses integrated marketing and media solutions, comprised of television, radio, and digital properties (including data analytics services). The Company’s management has determined that the Company operates in three reportable segments as of September 30, 2018, based upon the type of advertising medium, which segments are television, radio, and digital. As of September 30, 2018, the Company owns and/or operates 55 primary television stations, located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision and Univision’s UniMás network. The television broadcasting segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. The Company also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicate radio programming to more than 300 stations across the United States. The Company operates a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on its owned and operated digital media sites, the digital media sites of its publisher partners, and on other digital media sites it can access through third-party platforms and exchanges.

Restricted Cash

As of September 30, 2018, the Company’s balance sheet includes $0.8 million in restricted cash, which was deposited into a separate account as temporary collateral for the Company’s letters of credit. As of December 31, 2017, the Company’s balance sheet includes $222.3 million in restricted cash of which $221.5 million relates to proceeds received by the Company for its participation in the Federal Communications Commission (“FCC”) auction for broadcast spectrum which were deposited into the account of a qualified intermediary to comply with Internal Revenue Code Section 1031 requirements to execute a like-kind exchange. The remaining $0.8 million in restricted cash was used as temporary collateral for the Company’s letters of credit.

Related Party

Substantially all of the Company’s stations are Univision- or UniMás-affiliated television stations. The Company’s network affiliation agreement with Univision provides certain of its owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. Under the network affiliation agreement, the Company retains the right to sell no less than four minutes per hour of the available advertising time on stations that broadcast Univision network programming, and the right to sell approximately four and a half minutes per hour of the available advertising time on stations that broadcast UniMás network programming, subject to adjustment from time to time by Univision.

Under the network affiliation agreement, Univision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Company’s Univision- and UniMás-affiliate television stations, and it pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2018 and 2017, the amount the Company paid Univision in this capacity was $2.2 million and $2.4 million, respectively. During the nine-month periods ended September 30, 2018 and 2017, the amount the Company paid Univision in this capacity was $6.4 million and $7.1 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which gives the Company the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the Company’s proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with multichannel video programming distributors (“MVPDs”). As of September 30, 2018, the amount due to the Company from Univision was $4.3 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended September 30, 2018 and 2017, retransmission consent revenue accounted for approximately $8.4 million and $8.5 million, respectively, of which $6.5 million and $8.3 million, respectively, relate to the Univision proxy agreement. During the nine-month periods ended September 30, 2018 and 2017, retransmission consent revenue accounted for approximately $26.4 million and $23.9 million, respectively, of which $21.5 million and $22.9 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

Univision currently owns approximately 10% of the Company’s common stock on a fully-converted basis. The Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. As the holder of all of the Company’s issued and outstanding Class U common stock, so long as Univision holds a certain number of shares, the Company will not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate the Company or dispose of any interest in any Federal Communications Commission license for any of its Univision-affiliated television stations, among other things. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $1.3 million and $1.1 million for the three-month periods ended September 30, 2018 and 2017, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $3.7 million and $3.1 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of September 30, 2018, there was less than $0.1 million of total unrecognized compensation expense related to grants of stock options that is expected to be recognized over a weighted-average period of 0.4 years.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Nine-Month Period
	Ended September 30, 2018
	Number Granted	Weighted-Average Fair Value
Restricted stock units	120	$4.00

As of September 30, 2018, there was approximately $3.7 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.3 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Basic earnings per share:
Numerator:
Net income (loss)	$2,215	$157,208	$5,248	$163,321

Denominator:
Weighted average common shares outstanding	88,852,342	90,517,492	89,371,750	90,370,679

Per share:
Net income (loss) per share	$0.02	$1.74	$0.06	$1.81

Diluted earnings per share:
Numerator:
Net income (loss)	$2,215	$157,208	$5,248	$163,321

Denominator:
Weighted average common shares outstanding	88,852,342	90,517,492	89,371,750	90,370,679
Dilutive securities:
Stock options and restricted stock units	1,270,083	1,643,616	1,202,913	1,615,267
Diluted shares outstanding	90,122,425	92,161,108	90,574,663	91,985,946

Per share:
Net income (loss) per share	$0.02	$1.71	$0.06	$1.78

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three-month period ended September 30, 2018 there were no dilutive securities excluded from the computation of diluted income per share. For the nine-month period ended September 30, 2018, a total 92,979 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

On July 13, 2017, the Board of Directors approved a share repurchase program of up to $15.0 million of the Company’s outstanding common stock.  On April 11, 2018, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $30.0 million. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

There were no repurchases of shares of Class A common stock during the three-month period ended September 30, 2018. As of September 30, 2018, the Company repurchased a total of approximately 2.5 million shares of Class A common stock for an aggregate purchase price of approximately $13.0 million, or an average price per share of $5.08, since the beginning of the share repurchase program. All such repurchased shares were retired as of September 30, 2018.

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

The carrying amount of the Term Loan B Facility as of September 30, 2018 was $293.6 million, net of $3.4 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of September 30, 2018 was $293.3 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

ASC Topic 820, “Fair Value Measurements and Disclosures” (“Topic 820”), defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with Topic 820, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	September 30, 2018
	Total Fair Value and Carrying Value on Balance	Fair Value Measurement Category
	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$83.3	$-	$83.3	$-
Certificates of deposit	$8.2	$-	$8.2	$-
Corporate bonds	$124.2	$-	$124.2	$-

Liabilities:
Contingent consideration	$15.0	$-	$-	$15.0

	December 31, 2017
	Total Fair Value and Carrying Value on Balance	Fair Value Measurement Category
	Sheet	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$15.9	$-	$-	$15.9

As of September 30, 2018, the Company held investments in a money market fund, certificates of deposit, and corporate bonds. All certificates of deposit are within the current Federal Deposit Insurance Corporation insurance limits and all corporate bonds are investment grade.

The Company’s available for sale securities are comprised of certificates of deposit and bonds. These securities are valued using quoted prices for similar attributes in active markets (Level 2). Since these investments are classified as available for sale, they are recorded at their fair market value within “Marketable securities” in the consolidated balance sheet and their unrealized gains or losses are included in “Accumulated other comprehensive income (loss)”.

As of September 30, 2018, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities (in thousands):

	Certificates of Deposit		Corporate Bonds
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$2,400	$(5)	$25,118	$(67)
Due after one year through five years	5,882	(53)	100,528	(1,393)
Total	$8,282	$(58)	$125,646	$(1,460)

The Company periodically reviews its available for sale securities for other-than-temporary impairment. For the three- and nine-month periods ended September 30, 2018, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.

Included in interest income for the three- and nine-month periods ended September 30, 2018 was interest income related to the Company’s available-for-sale securities of $0.9 and $2.7 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges, foreign currency translation adjustments and changes in the fair value of available for sale securities. The following table provides a roll-forward of accumulated other comprehensive income (loss) for the nine-month periods ended September 30, 2018 and 2017 (in millions):

	2018	2017
Accumulated other comprehensive income (loss) as of January 1,	$(0.1)	$(3.0)
Foreign currency translation (gain) loss	(0.2)	0.1
Change in fair value of available for sale securities	(1.5)	-
Change in fair value of interest rate swap agreements	-	2.1
Income tax benefit (expense)	0.4	(0.8)
Other comprehensive income (loss), net of tax	(1.3)	1.4
Accumulated other comprehensive income (loss) as of September 30,	$(1.4)	$(1.6)

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

Based on recent data reported by the International Monetary Fund, Argentina was identified as a country with a highly inflationary economy. According to U.S. GAAP, a registrant should apply highly inflationary accounting in the first reporting period after such determination.  Therefore, the Company transitioned the accounting for its Argentine operations to highly inflationary status as of July 1, 2018 and, commencing that date, changed the functional currency from the Argentine Peso to U.S. dollar.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which specifies the accounting for leases. Subsequently, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842), ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements which address several issues and assist entities with the application of the new lease accounting standard. ASU 2016-02 will require that companies recognize lease assets and lease liabilities on its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted.  The Company continues to evaluate the impact of this standard but expects that most of its operating lease commitments will be recognized as right-of-use assets and operating lease liabilities on its consolidated balance sheet. The Company has implemented an enterprise-wide lease management system to support the new reporting requirements and is evaluating its processes and internal controls to ensure the Company meets the standard’s reporting and disclosure requirements. The Company has also elected to apply the transition provisions of the new standard such that periods prior to the effective date of adoption will continue to be reported using current GAAP. The Company, however, is currently evaluating other practical expedients offered by the standard and has not yet determined whether it will elect to apply them.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements but does not expect this update to have a material impact on the Company's Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting, which supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and expands the scope of ASC Topic 718, “Compensation—Stock Compensation” (“Topic 718”) to include share-based payments issued to nonemployees for goods and services. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). The amendments in this

ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company is currently in the process of evaluating the impact of this guidance on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act and also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the 2017 Tax Act is recognized. The Company is currently in the process of evaluating the impact of this guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended standard requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still assessing the impact this standard will have on its consolidated financial statements and related disclosures.

Newly Adopted Accounting Standards

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the 2017 Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the 2017 Tax Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has accounted for the tax effects of the 2017 Tax Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but it has determined reasonable estimates for those effects and has recorded provisional amounts in its consolidated financial statements as of September 30, 2018 and December 31, 2017.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to provide a more robust framework to use in determining when a set of assets and activities is considered a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this standard prospectively on January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides specific guidance on eight cash flow classification issues arising from certain cash receipts and cash payments. The Company adopted this guidance on January 1, 2018 and is required to apply it on a retrospective basis. There was no material impact on the Company’s consolidated statements of cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers .

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, “Revenue Recognition”.

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

The staff of the SEC issued SAB 118, which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for the Company to complete the accounting under ASC Topic 740, “Income Taxes” (“Topic 740”). In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the Act for which the accounting under Topic 740 is complete. To the extent that accounting for certain income tax effects of the 2017 Tax Act is incomplete but the Company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The Company was able to make a reasonable estimate of the impact of the reduction in the corporate tax rate and no significant provisional items were identified that could result in a material impact to the estimate upon finalization in 2018.

Effective January 1, 2018, the 2017 Tax Act subjects a U.S. corporation to tax on its GILTI.  The Company has elected an accounting policy to treat taxes due on the GILTI inclusion as a current period expense. The impact of this treatment on the effective tax rate for the period ended September 30, 2018 was not significant.

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

Digital Advertising. Revenue from digital advertising primarily consists of two types: (1) display advertisements on websites and mobile applications that are sold based on a cost-per-thousand impressions delivered (typically referred to as “CPM”).  These impressions are delivered through the Company’s websites and through third party publishers either through direct relationships with the publishers or through digital advertising exchanges. (2) performance driven advertising whereby the customer engages the Company to drive consumers to perform an action such as the download of a mobile application, the installation of an application, or the first use of an application (typically referred to cost per action (“CPA”) or cost per installation (“CPI”)).

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

Retransmission consent revenues are considered licenses of functional intellectual property and are recognized over time utilizing the sale-based or usage-based royalty exception. The Company’s performance obligation is to provide the licensee access to our intellectual property. MVPD subscribers receive and consume the content monthly as the television signal is delivered.

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

Other Revenue. The Company generates other revenues that are related to its broadcast operations, which primarily consist of representation fees earned by the Company’s radio national representation firm, talent fees for the Company’s on air personalities, ticket and concession sales for radio events, rent from tenants of the Company’s owned facilities, barter revenue, and revenue generated under joint sales agreements.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source for the three- and nine-month periods ended (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Broadcast advertising	$40,183	$42,104	$119,425	$128,918
Digital advertising	22,431	17,131	61,233	36,794
Spectrum usage rights	1,178	263,943	1,809	263,943
Retransmission consent	8,432	8,494	26,428	23,925
Other	2,351	2,883	6,847	8,994
Total revenue	$74,575	$334,555	$215,742	$462,574

Contracts are entered into directly with customers or through an advertising agency that represents the customer.  Sales of advertising to customers or agencies within a station’s designated market area (“DMA”) are referred to as local revenue, whereas sales from outside the DMA are referred to as national revenue. The following table further disaggregates the Company’s broadcast advertising revenue by sales channel for the three- and nine-month periods ended (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Local direct	$6,802	$7,711	$20,983	$22,654
Local agency	15,215	15,504	45,123	49,048
National agency	18,166	18,889	53,319	57,216
Total revenue	$40,183	$42,104	$119,425	$128,918

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance, including amounts which are refundable. The increase in the deferred revenue balance for the nine-month period ended September 30, 2018 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2017	Increase	Decrease *	September 30, 2018
Deferred revenue	$1,959	4,351	(1,959)	$4,351
*	The amount disclosed in the decrease column reflects revenue that has been recorded in the nine-month period ended September 30, 2018.

4. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of September 30, 2018, based upon the type of advertising medium, which segments are television, radio, and digital. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

Television

The Company owns and/or operates 55 primary television stations, located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C.

Radio

The Company owns and operates 49 radio stations (38 FM and 11 AM) in 16 U.S. markets, located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and foreign currency (gain) loss. The Company generated 21% and 3% of its revenue outside the United States during the three-month periods ended September 30, 2018 and 2017, respectively. The Company generated 20% and 5% of its revenue outside the United States during the nine-month periods ended September 30, 2018 and 2017, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2018	2017	Change	2018	2017	Change
Net revenue
Revenue from advertising and retransmission consent
Television	$35,183	$36,547	(4)%	$105,574	$112,021	(6)%
Radio	15,783	16,934	(7)%	47,126	49,816	(5)%
Digital	22,431	17,131	31%	61,233	36,794	66%
Total	73,397	70,612	4%	213,933	198,631	8%
Revenue from spectrum usage rights	1,178	263,943	(100)%	1,809	263,943	(99)%
Consolidated	74,575	334,555	(78)%	215,742	462,574	(53)%

Cost of revenue - television (spectrum usage rights)	-	12,131	(100)%	-	12,131	(100)%
Cost of revenue - digital	13,240	9,910	34%	35,249	20,424	73%
Consolidated	13,240	22,041	(40)%	35,249	32,555	8%

Direct operating expenses
Television	15,315	14,365	7%	45,903	43,992	4%
Radio	10,402	11,306	(8)%	32,011	33,362	(4)%
Digital	5,977	4,560	31%	15,930	9,884	61%
Consolidated	31,694	30,231	5%	93,844	87,238	8%

Selling, general and administrative expenses
Television	5,147	5,796	(11)%	16,670	16,524	1%
Radio	4,274	4,647	(8)%	13,382	13,932	(4)%
Digital	2,977	2,370	26%	8,313	5,587	49%
Consolidated	12,398	12,813	(3)%	38,365	36,043	6%

Depreciation and amortization
Television	2,227	2,489	(11)%	6,708	7,452	(10)%
Radio	615	648	(5)%	1,855	2,036	(9)%
Digital	1,252	1,200	4%	3,489	2,972	17%
Consolidated	4,094	4,337	(6)%	12,052	12,460	(3)%

Segment operating profit (loss)
Television	13,672	265,709	(95)%	38,102	295,865	(87)%
Radio	492	333	48%	(122)	486	(125)%
Digital	(1,015)	(909)	12%	(1,748)	(2,073)	(16)%
Consolidated	13,149	265,133	(95)%	36,232	294,278	(88)%

Corporate expenses	6,913	8,209	(16)%	19,154	19,695	(3)%
Change in fair value of contingent consideration	(114)	-	*	1,073	-	*
Foreign currency (gain) loss	335	(58)	*	531	293	81%
Operating income (loss)	6,015	256,982	(98)%	15,474	274,290	(94)%

Interest expense	$(3,995)	$(3,756)	6%	$(11,394)	$(11,084)	3%
Interest income	933	256	264%	2,885	475	507%
Dividend income	457	-	*	1,002	-	*
Other income (loss)	327	-	*	622	-	*
Income (loss) before income taxes	3,737	253,482	(99)%	8,589	263,681	(97)%

Capital expenditures
Television	$6,819	$1,863		$10,841	$7,815
Radio	71	453		233	1,296
Digital	226	50		473	63
Consolidated	$7,116	$2,366		$11,547	$9,174

	September 30,	December 31,
Total assets	2018	2017
Television	538,177	556,942
Radio	123,639	126,248
Digital	86,782	82,777
Consolidated	$748,598	$765,967

*	Percentage not meaningful.

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

Smadex

On June 11, 2018, the Company completed the acquisition of 100% of the stock of Smadex, S.L. (“Smadex”), a mobile programmatic solutions provider and demand-side platform that delivers performance-based solutions and data insights for marketers. The transaction was treated as a business acquisition in accordance with the guidance of ASU 2017-01. The Company acquired Smadex to expand its technology platform, broaden its digital solutions offering and enhance its execution of performance campaigns. The transaction was funded from cash on hand for an aggregate cash consideration of $3.5 million, net of $1.2 million of cash acquired.

The following is a summary of the initial purchase price allocation for the Company’s acquisition of Smadex (unaudited; in millions):

Accounts receivable	$0.9
Other current assets	0.4
Intangible assets subject to amortization	2.0
Goodwill	3.6
Current liabilities	(2.8)
Long-term liabilities	(0.2)
Deferred Tax	(0.4)

The fair value of assets acquired includes trade receivables of $0.9 million.  The gross amount due under contract is $0.9 million, all of which is expected to be collectible.

During the three-month period ended September 30, 2018, Smadex generated net revenue and expenses of $3.5 million and $3.2 million, respectively, which are included in the Company’s consolidated statements of operations. During the nine-month period ended September 30, 2018, Smadex generated net revenue and expenses of $3.9 million and $3.7 million, respectively, which are included in the Company’s consolidated statements of operations.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the digital segment and is attributable to the Smadex workforce and expected synergies from combining its operations with those of the Company.  The changes in the carrying amount of goodwill for each of the Company’s operating segments for the nine-month period ended September 30, 2018 are as follows (in thousands):

	December 31,		September 30,
	2017	Acquisition	2018
Television	$40,549	$-	$40,549
Digital	30,008	3,592	33,600
Consolidated	$70,557	$3,592	$74,149

The fair value of the acquired intangible assets is provisional pending receipt of the final valuations for those assets.

The following unaudited pro-forma information for the three- and nine-month periods ended September 30, 2018 and 2017, has been prepared to give effect to the acquisition of Smadex as if the acquisition had occurred on January 1, 2017.  This pro-forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Pro-Forma:
Total revenue	$74,575	$336,503	$219,400	$467,050
Net income (loss)	$2,215	$157,428	$5,841	$163,540

Basic and diluted earnings per share:
Net income per share, basic	$0.02	$1.74	$0.07	$1.81
Net income per share, diluted	$0.02	$1.71	$0.06	$1.78

Weighted average common shares outstanding, basic	88,852,342	90,517,492	89,371,750	90,370,679
Weighted average common shares outstanding, diluted	90,122,425	92,161,108	90,574,663	91,985,946

The unaudited pro-forma information for the nine-month periods ended September 30, 2018 was adjusted to exclude acquisition fees and costs of $0.4 million.

7. SIGNIFICANT TRANSACTIONS

Change in Fair Value of Contingent Consideration

On April 4, 2017, the Company completed the acquisition of 100% of the stock of several entities collectively doing business as Headway (“Headway”), a provider of mobile, programmatic, data and performance digital marketing solutions primarily in the United States, Mexico and other markets in Latin America. The acquisition of Headway includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Headway based upon the achievement of certain annual performance benchmarks over a three-year period. As of September 30, 2018, the Company adjusted the fair value of contingent consideration to $15.0 million, resulting in income of $0.1 million and a loss of $1.1 million for the three- and nine-month periods ended September 30, 2018, respectively. These amounts were recorded in “Change in Fair Value of Contingent Consideration” in the Company’s consolidated statement of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global media company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Our portfolio encompasses integrated marketing and media solutions, comprised of television, radio and digital properties (including data analytics services). For financial reporting purposes, we report in three segments, based upon the type of advertising medium: television, radio and digital. Our net revenue for the three-month period ended September 30, 2018 was $74.6 million. Of that amount, revenue attributed to our television segment accounted for approximately 49%, revenue attributed to our digital segment accounted for approximately 30% and revenue attributed to our radio segment accounted for approximately 21%.

As of the date of filing this report, we own and/or operate 55 primary television stations, located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also operate Entravision Solutions as our national sales representation division, through which we sell advertisements and syndicate radio programming to more than 300 stations across the United States. We own and operate certain digital assets, offering mobile, digital and other interactive media platforms and services on Internet-connected devices, including local websites and social media, which provide users with news, information and other content. We provide digital advertising solutions that allow advertisers to reach primarily online Hispanic audiences worldwide. We operate a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites; the digital media sites of our publisher partners; and on other digital media sites we access through third-party platforms and exchanges.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements that are entered into with MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when display or other digital advertisements record impressions on the websites of our third party publishers or as the advertiser’s previously agreed-upon performance criteria are satisfied. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.) resulting from significant political advertising and, to a lesser degree, Congressional mid-term election years (2018, 2022, etc.), resulting from increased political advertising, compared to other years.

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

Highlights

During the third quarter of 2018, our consolidated revenue decreased to $74.6 million from $334.6 million in the prior year period, primarily as a result of revenue from spectrum usage rights of $263.9 million in 2017 in connection with our participation in the FCC auction for broadcast spectrum, which revenue did not recur in the current year. However, we continue to experience growth in our digital segment and in retransmission consent revenue in our television segment. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment decreased to $36.4 million in the third quarter of 2018 from $300.5 million in the third quarter of 2017. This decrease of approximately $264.1 million was primarily the result of $263.9 million in revenue from spectrum usage rights in 2017 in connection with our participation in the FCC auction for broadcast spectrum, which revenue did not recur in the current year. The decrease was partially offset by an increase in local advertising revenue, as well as an increase in political advertising revenue, which was not material in 2017.

Net revenue in our radio segment decreased to $15.8 million in the third quarter of 2018 from $16.9 million in the third quarter of 2017, a decrease of $1.1 million. The decrease was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue, which was not material in 2017, and an increase in revenue from the 2018 FIFA World Cup.

Net revenue in our digital segment increased to $22.4 million in the third quarter of 2018 from $17.1 million in the third quarter of 2017. This increase of approximately $5.3 million in net revenue was primarily due to the growth in the Headway business, which we acquired in the second quarter of 2017, and the acquisition of Smadex in the second quarter of 2018.

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

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2018 and 2017, the amount we paid Univision in this capacity was $2.2 million and $2.4 million, respectively. During the nine-month periods ended September 30, 2018 and 2017, the amount we paid Univision in this capacity was $6.4 million and $7.1 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under our proxy agreement with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the three-month periods ended September 30, 2018 and 2017, retransmission consent revenue accounted for approximately $8.4 million and $8.5 million, respectively, of which $6.5 million and $8.3 million, respectively, relate to the Univision proxy agreement. During the nine-month periods ended September 30, 2018 and 2017, retransmission consent revenue accounted for approximately $26.4 million and $23.9 million, respectively, of which $21.5 million and $22.9 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement

Univision currently owns approximately 10% of our common stock on a fully-converted basis. Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. As the holder of all of our issued and outstanding Class U common stock, so long as Univision holds a certain number of shares, we may not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate our company or dispose of any interest in any FCC, license for any of our Univision-affiliated television stations, among other things. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 30, 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which specifies the accounting for leases. Subsequently, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842), ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements which address several issues and assist entities with the application of the new lease accounting standard. ASU 2016-02 will require that companies recognize lease assets and lease liabilities on its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted.  We continue to evaluate the impact of this standard but expects that most of our operating lease commitments will be recognized as right-of-use assets and operating lease liabilities on our consolidated balance sheet.  We have implemented an enterprise-wide lease management system to support the new reporting requirements and are evaluating our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. We have also elected to apply the transition provisions of the new standard such that periods prior to the effective date of adoption will continue to be reported using current GAAP. We, however, are currently evaluating other practical expedients offered by the standard and have not yet determined whether we will elect to apply them.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are in the process of assessing the impact of this ASU on our Consolidated Financial Statements but does not expect this update to have a material impact on our Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting, which supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods and services. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act, which was signed into law on December 22, 2017, and also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the 2017 Tax Act is recognized. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) that amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended standard requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

Three- and Nine-Month Periods Ended September 30, 2018 and 2017

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September  30, 2018 and 2017 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2018	2017	Change	2018	2017	Change
Statements of Operations Data:
Net revenue:
Revenue from advertising and retransmission consent	$73,397	$70,612	4%	$213,933	$198,631	8%
Revenue from spectrum usage rights	1,178	263,943	(100)%	1,809	263,943	(99)%
Total net revenue	$74,575	$334,555	(78)%	$215,742	$462,574	(53)%

Cost of revenue - television (spectrum usage rights)	-	12,131	(100)%	-	12,131	(100)%
Cost of revenue - digital	13,240	9,910	34%	35,249	20,424	73%
Direct operating expenses	31,694	30,231	5%	93,844	87,238	8%
Selling, general and administrative expenses	12,398	12,813	(3)%	38,365	36,043	6%
Corporate expenses	6,913	8,209	(16)%	19,154	19,695	(3)%
Depreciation and amortization	4,094	4,337	(6)%	12,052	12,460	(3)%
Change in fair value of contingent consideration	(114)	-	*	1,073	-	*
Foreign currency (gain) loss	335	(58)	*	531	293	81%
	68,560	77,573	(12)%	200,268	188,284	6%
Operating income	6,015	256,982	(98)%	15,474	274,290	(94)%
Interest expense	(3,995)	(3,756)	6%	(11,394)	(11,084)	3%
Interest income	933	256	264%	2,885	475	507%
Dividend income	457	-	*	1,002	-	*
Other income (loss)	327	-	*	622	-	*
Income before taxes	3,737	253,482	(99)%	8,589	263,681	(97)%
Income tax expense	(1,443)	(96,167)	(98)%	(3,164)	(100,185)	(97)%
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	2,294	157,315	(99)%	5,425	163,496	(97)%
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(79)	(107)	(26)%	(177)	(175)	1%
Net income	$2,215	$157,208	(99)%	$5,248	$163,321	(97)%

Other Data:
Capital expenditures	7,116	2,366		11,547	9,174
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				33,102	40,201
Net cash provided by (used in) operating activities				22,497	293,454
Net cash provided by (used in) investing activities				(154,292)	(53,156)
Net cash provided by (used in) financing activities				(27,490)	(14,759)

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of September 30): 2018, 5.0 to 1; 2017, 3.5 to 1.

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

	Nine-Month Period
	Ended September 30,
	2018	2017
Consolidated adjusted EBITDA	$33,102	$40,201

Net revenue - FCC spectrum incentive auction	-	263,943
Expenses - FCC spectrum incentive auction	-	(14,234)
Interest expense	(11,394)	(11,084)
Interest income	2,885	475
Dividend income	1,002	-
Income tax benefit (expense)	(3,164)	(100,185)
Equity in net loss of nonconsolidated affiliates	(177)	(175)
Amortization of syndication contracts	(526)	(311)
Payments on syndication contracts	516	300
Non-cash stock-based compensation included in direct operating expenses	(448)	(806)
Non-cash stock-based compensation included in corporate expenses	(3,263)	(2,343)
Depreciation and amortization	(12,052)	(12,460)
Change in fair value of contingent consideration	(1,073)	-
Non-recurring cash severance charge	(782)	-
Other income (loss)	622	-
Net income (loss)	5,248	163,321

Depreciation and amortization	12,052	12,460
Cost of revenue - television (spectrum usage rights)	-	12,131
Deferred income taxes	1,942	99,514
Non-cash interest expense	828	595
Amortization of syndication contracts	526	311
Payments on syndication contracts	(516)	(300)
Equity in net (income) loss of nonconsolidated affiliate	177	175
Non-cash stock-based compensation	3,711	3,149
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	8,578	12,790
(Increase) decrease in prepaid expenses and other assets	(7,210)	(1,830)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,839)	(8,862)
Cash flows from operating activities	$22,497	$293,454

Consolidated Operations

Revenue from Advertising and Retransmission Consent. Net revenue from advertising and retransmission consent increased to $73.4 million for the three-month period ended September 30, 2018 from $70.6 million for the three-month period ended September 30, 2017, an increase of $2.8 million. Of the overall increase, approximately $5.3 million was attributable to our digital segment and was primarily due to the growth in the Headway business, which we acquired in the second quarter of 2017. This overall increase was offset by a decrease of approximately $1.3 million that was attributable to our television segment and was primarily due to decreases in national and local advertising revenue, partially offset by an increase in political advertising revenue, which was not material in 2017. In addition, the overall increase was offset by a decrease of approximately $1.1 million that was attributable to our radio segment and was primarily due to decreases in local and national advertising revenue, partially offset by an increase in revenue from the 2018 FIFA World Cup, and an increase in political advertising revenue, which was not material in 2017.

Net revenue from advertising and retransmission consent increased to $213.9 million for the nine-month period ended September 30, 2018 from $198.6 million for the nine-month period ended September 30, 2017, an increase of $15.3 million. Of the overall increase, approximately $24.4 million was attributable to our digital segment and was primarily due to the growth in the Headway business, which we acquired in the second quarter of 2017, and which did not contribute to our results of operations for the full nine-month period in 2017. This overall increase was offset by a decrease of approximately $6.4 million that was attributable to our television segment and was primarily due to decreases in national and local advertising revenue, partially offset by increases in retransmission consent revenue and political advertising revenue, the latter of which was not material in 2017. In addition, the overall increase was offset by a decrease of approximately $2.7 million that was attributable to our radio segment and was primarily due to decreases in local and national advertising revenue, partially offset by an increase in revenue from the 2018 FIFA World Cup, and an increase in political advertising revenue, which was not material in 2017.

Revenue from Spectrum Usage Rights. Net revenue from spectrum usage rights decreased to $1.2 million for the three-month period ended September 30, 2018 from $263.9 million for the three-month period ended September 30, 2017, a decrease of $262.7 million. The decrease was primarily due to revenue earned in 2017 in connection with our participation in the FCC auction for broadcast spectrum, which revenue did not recur in the current year.

Net revenue from spectrum usage rights decreased to $1.8 million for the nine-month period ended September 30, 2018 from $263.9 million for the nine-month period ended September 30, 2017, a decrease of $262.1 million. The decrease was primarily due to revenue earned in 2017 in connection with our participation in the FCC auction for broadcast spectrum, which revenue did not recur in the current year.

We currently anticipate that for the full year 2018 net revenue will increase from our digital segment, political advertising revenue in all our segments, and retransmission consent revenue in our television segment, compared to 2017. In general, we have seen a decline in advertising in traditional media, including television and radio, as advertising moves increasingly to new media, such as digital media. We anticipate that this trend will continue for at least the foreseeable future.

Cost of revenue – Television (spectrum usage rights). We did not incur cost of revenue related to revenue from spectrum usage rights for the three- and nine-month periods ended September 30, 2018. Cost of revenue related to revenue from spectrum usage rights was $12.1 million for the three- and nine-month periods ended September 30, 2017, related to the FCC auction for broadcast spectrum.

Cost of revenue - Digital. Cost of revenue in our digital media segment increased to $13.2 million for the three-month period ended September 30, 2018 from $9.9 million for the three-month period ended September 30, 2017, an increase of $3.3 million, primarily due to the growth in the Headway business, which we acquired in the second quarter of 2017.

Cost of revenue in our digital media segment increased to $35.2 million for the nine-month period ended September 30, 2018 from $20.4 million for the nine-month period ended September 30, 2017, an increase of $14.8 million, primarily due to the growth in the Headway business, which we acquired in the second quarter of 2017, and which did not contribute to our results of operations for the full nine-month period in 2017.

Direct Operating Expenses. Direct operating expenses increased to $31.7 million for the three-month period ended September 30, 2018 from $30.2 million for the three-month period ended September 30, 2017, an increase of $1.5 million. Of the overall increase, approximately $1.4 million was attributable to our digital segment and was primarily driven by expenses associated with the increase in revenue and an increase in salary expense.  Additionally, approximately $1.0 million of the overall increase was attributable to our television segment and was primarily due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to direct operating expenses in the prior year period, partially offset by a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense. The overall increase was partially offset by a decrease in our radio segment of approximately $0.9 million primarily due to a decrease in salary expense. As a percentage of net revenue, direct operating expenses increased to 42% for the three-month period ended September 30, 2018 from 9% for the three-month period ended September 30, 2017. The increase in direct operating expenses as a percentage of net revenue is due to revenue from spectrum usage rights recorded in the three-month period ended September 30, 2017 in connection with our participation in the FCC auction for broadcast spectrum, which revenue did not recur in 2018.

Direct operating expenses increased to $93.8 million for the nine-month period ended September 30, 2018 from $87.2 million for the nine-month period ended September 30, 2017, an increase of $6.6 million. Of the overall increase, approximately $6.0 million was attributable to our digital segment and was primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to direct operating expenses for the full nine-month period in 2017. Additionally, approximately $1.9 million of the overall increase was attributable to our television segment and was primarily due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to direct operating expenses in the prior year period, partially offset by a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense. The overall increase was partially offset by a decrease in radio segment of approximately $1.4 million primarily due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense. As a percentage of net revenue, direct operating expenses increased to 43% for the nine-month period ended September 30, 2018 from 19% for the nine-month period ended September 30, 2017. The increase in direct operating expenses as a percentage of net revenue is due to revenue from spectrum usage rights recorded in the nine-month period ended September 30, 2017 in connection with our participation in the FCC auction for broadcast spectrum, which revenue did not recur in 2018.

We currently anticipate that for the full year 2018, direct operating expenses will increase as a result of our acquisition of station KMIR-TV in the fourth quarter of 2017 and operating Headway for a full year in 2018 compared to nine months in 2017, partially offset by decreases associated with a previously announced reduction in personnel and other discretionary expense cuts, both of which were implemented beginning in the second quarter of 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $12.4 million for the three-month period ended September 30, 2018 from $12.8 million for the three-month period ended September 30, 2017, a decrease of $0.4 million. Of the overall decrease, approximately $0.6 million was attributable to our television segment primarily due to a decrease in salary expense. Additionally, approximately $0.4 million of the decrease was attributable to our radio segment primarily due to a decrease in salary expense. The overall decrease was partially offset by an increase in our digital segment of $0.6 million that was primarily due to increases in salary expense of the Headway business. As a percentage of net revenue, selling, general and administrative expenses increased to 17% for the three-month period ended September 30, 2018 from 4% for the three-month period ended September 30, 2017. The increase in selling, general and administrative expenses as a percentage of net revenue is due to revenue from spectrum usage rights recorded in the three-month period ended September 30, 2017 in connection with our participation in the FCC auction for broadcast spectrum, which revenue did not recur in 2018.

Selling, general and administrative expenses increased to $38.4 million for the nine-month period ended September 30, 2018 from $36.0 million for the nine-month period ended September 30, 2017, an increase of $2.4 million. Of the overall increase, $2.7 million was attributable to our digital segment and was primarily due to the growth in the Headway business, which we acquired in the second quarter of 2017, and which did not contribute to our results of operations for the full nine-month period in 2017. Additionally, approximately $0.1 million of the increase was attributable to our television segment due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to selling, general and administrative expenses in the prior year period. The overall increase was partially offset by a decrease in radio segment of approximately $0.5 million and was primarily due to a decrease in promotional expenses. As a percentage of net revenue, selling, general and administrative expenses increased to 18% for the nine-month period ended September 30, 2018 compared to 8% for the nine-month period ended September 30, 2017. The increase in selling, general and administrative expenses as a percentage of net revenue is due to revenue from spectrum usage rights recorded in the nine-month period ended September 30, 2017 in connection with our participation in the FCC auction for broadcast spectrum, which revenue did not recur in 2018

We currently anticipate that for the full year 2018, selling, general and administrative expenses will increase as a result of our acquisition of station KMIR-TV in the fourth quarter of 2017 and operating Headway for a full year in 2018 compared to nine months in 2017, partially offset by decreases associated with a previously announced reduction in personnel and other discretionary expense cuts, both of which were implemented beginning in the second quarter of 2018.

Corporate Expenses. Corporate expenses decreased to $6.9 million for the three-month period September 30, 2018 from $8.2 million for the three-month period ended September 30, 2017, a decrease of $1.3 million. The decrease was primarily due to expenses associated with the FCC auction for broadcast spectrum recorded in the three-month period ended September 30, 2017 and which did not recur in 2018, partially offset by an increase in salary expense and non-cash stock-based compensation expense. As a percentage of net revenue, corporate expenses increased to 9% for the three-month period ended September 30, 2018 from 2% for the three-month period ended September 30, 2017. The increase in corporate expenses as a percentage of net revenue is due to revenue from spectrum usage rights recorded in the three-month period ended September 30, 2017 in connection with our participation in the FCC auction for broadcast spectrum, which revenue did not recur in 2018.

Corporate expenses decreased to $19.2 million for the nine-month period ended September 30, 2018 from $19.7 million for the nine-month period ended September 30, 2017, a decrease of $0.5 million. The decrease was primarily due to expenses associated with the FCC auction for broadcast spectrum recorded in the nine-month period ended September 30, 2017 which did not recur in 2018, and due to due diligence costs related to the Headway acquisition during the second quarter of 2017, partially offset by increase in salary expense, non-cash stock-based compensation expense, and legal and finance due diligence costs related to the Smadex acquisition. As a percentage of net revenue, corporate expenses increased to 9% for the nine-month period ended September 30, 2018 from 4% for the nine-month period ended September 30, 2017. The increase in corporate expenses as a percentage of net revenue is due to revenue from spectrum usage rights recorded in the nine-month period ended September 30, 2017 in connection with our participation in the FCC auction for broadcast spectrum, which revenue did not recur in 2018.

We currently anticipate that corporate expenses will decrease for the full year 2018 compared to 2017, as a result of expenses in 2017 related to the FCC auction for broadcast spectrum and the acquisition of Headway.

Depreciation and Amortization. Depreciation and amortization decreased to $4.1 million for the three-month period ended September 30, 2018 from $4.3 million for the three-month period ended September 30, 2017, a decrease of $0.2 million. The decrease was primarily due to certain assets becoming fully depreciated, partially offset by increased amortization related to intangible assets acquired in the Smadex acquisition.

Depreciation and amortization decreased to $12.1 million for the nine-month period ended September 30, 2018 from $12.5 million for the nine-month period ended September 30, 2017, a decrease of $0.4 million. The decrease was primarily due to certain assets becoming fully depreciated, partially offset by increased amortization related to intangible assets acquired in the Headway and Smadex acquisitions.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to the Headway acquisition, we recognized income of $0.1 million for the three-month period ended September 30, 2018.

As a result of the change in fair value of the contingent consideration related to the Headway acquisition, we recognized an expense of $1.1 million for the nine-month period ended September 30, 2018.

Operating Income. As a result of the above factors, operating income was $6.0 million for the three-month period ended September 30, 2018, compared to operating income of $257.0 million for the three-month period ended September 30, 2017.  As a result of the above factors, operating income was $15.5 million for the nine-month period ended September 30, 2018, compared to operating income of $274.3 million for the nine-month period ended September 30, 2017.

Interest Expense, net. Interest expense, net decreased to $3.1 million for the three-month period ended September 30, 2018 from $3.5 million for the three-month period ended September 30, 2017, a decrease of $0.4 million. This decrease was primarily due to interest income earned on available-for-sale securities.

Interest expense, net decreased to $8.5 million for the nine-month period ended September 30, 2018 from $10.6 million for the nine-month period ended September 30, 2017, a decrease of $2.1 million. This decrease was primarily due to interest income earned on available-for-sale securities.

Income Tax Expense.  Income tax expense for the nine-month period ended September 30, 2018 was $3.2 million, or 37% of our pre-tax income. Income tax expense for the nine-month period ended September 30, 2017 was $100.2 million, or 38% of our pre-tax income.  The effective tax rate for the nine-month period ended September 30, 2018 differed from the statutory rate of 21% primarily because of foreign and state taxes, and nondeductible expenses. The effective tax rate differs from prior quarters as a result of the change in the US federal statutory tax rate from 35% to 21% due to the enactment of the 2017 Tax Act, partially offset by increases in foreign taxes and tax on GILTI. The company computes its interim tax expense by projecting its effective tax rate for the year and applying the projected annual effective tax rate to the year to date pre-tax income from continuing operations for the reporting quarter. Additional discrete items (such as excess tax benefits from share based compensation) may adjust the year to date tax expense in the quarter in which such items occur.

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

Segment Operations

Television

Net Revenue from Advertising and Retransmission Consent. Net revenue from advertising and retransmission consent in our television segment decreased to $35.2 million for the three-month period ended September 30, 2018 from $36.5 million for the three-month period ended September 30, 2017, a decrease of approximately $1.3 million. The decrease was primarily due to decreases in national and local advertising revenue, as part of a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The overall decrease was partially offset by an increase in political advertising revenue which was not material in 2017. We generated a total of $8.4 million and $8.5 million in retransmission consent revenue for the three-month periods ended September 30, 2018 and 2017, respectively.

Net revenue from advertising and retransmission consent in our television segment decreased to $105.6 million for the nine-month period ended September 30, 2018 from $112.0 million for the nine-month period ended September 30, 2017, a decrease of approximately $6.4 million. The decrease was primarily due decreases in national and local advertising revenue, as part of a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The overall decrease was partially offset by increases in retransmission consent revenue and political advertising revenue, the latter of which was not material in 2017. We generated a total of $26.4 million and $23.9 million in retransmission consent revenue for the nine-month periods ended September 30, 2018 and 2017, respectively.

Revenue from Spectrum Usage Rights. Net revenue from spectrum usage rights decreased to $1.2 million for the three-month period ended September 30, 2018 from $263.9 million for the three-month period ended September 30, 2017, a decrease of $262.7 million. The decrease was primarily due to revenue from the FCC auction for broadcast spectrum in the prior year, which revenue did not recur in 2018.

Net revenue from spectrum usage rights decreased to $1.8 million for the nine-month period ended September 30, 2018 from $263.9 million for the nine-month period ended September 30, 2017, a decrease of $262.1 million. The decrease was primarily due to revenue from the FCC auction for broadcast spectrum in the prior year, which revenue did not recur in 2018.

Cost of revenue – Spectrum Usage Rights. We did not incur cost of revenue related to revenue from spectrum usage rights for the three- and nine-month periods ended September 30, 2018. Cost of revenue related to revenue from spectrum usage rights was $12.1 million for the three- and nine-month periods ended September 30, 2017, related to the FCC auction for broadcast spectrum.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.3 million for the three-month period ended September 30, 2018 from $14.4 million for the three-month period ended September 30, 2017, an increase of approximately $0.9 million. The increase was primarily due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to direct operating expenses in the prior year period, partially offset by a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense resulting from the previously announced reduction in personnel, which was implemented beginning in the second quarter of 2018.

Direct operating expenses in our television segment increased to $45.9 million for the nine-month period ended September 30, 2018 from $44.0 million for the nine-month period ended September 30, 2017, an increase of approximately $1.9 million. The increase was primarily due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to direct operating expenses in the prior year period, partially offset by a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense resulting from the previously announced reduction in personnel, which was implemented beginning in the second quarter of 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $5.1 million for the three-month period ended September 30, 2018 from $5.8 million for the three-month period ended September 30, 2017, a decrease of approximately $0.7 million. The decrease was primarily due to a decrease in promotional expenses, partially offset by an increase due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to selling, general and administrative expenses in the prior year period, and an increase in salary expense.

Selling, general and administrative expenses in our television segment increased to $16.7 million for the nine-month period ended September 30, 2018 from $16.5 million for the nine-month period ended September 30, 2017, an increase of approximately $0.2 million. The increase was primarily due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to selling, general and administrative expenses in the prior year period, and an increase in salary expense, partially offset by a decrease in promotional expenses.

Radio

Net Revenue.  Net revenue in our radio segment decreased to $15.8 million for the three-month period ended September 30, 2018 from $16.9 million for the three-month period ended September 30, 2017, a decrease of $1.1 million.  The decrease was primarily due to decreases in local and national advertising revenue, as part of the trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media. These decreases were partially offset by an increase in revenue from the 2018 FIFA World Cup, and an increase in political advertising revenue, which was not material in 2017.

Net revenue in our radio segment decreased to $47.1 million for the nine-month period ended September 30, 2018 from $49.8 million for the nine-month period ended September 30, 2017, a decrease of $2.7 million. The decrease was primarily due to decreases in local and national advertising revenue, as part of a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media. These decreases were partially offset by an increase in revenue from the 2018 FIFA World Cup, and an increase in political advertising revenue, which was not material in 2017.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $10.4 million for the three-month period ended September 30, 2018 from $11.3 million for the three-month period ended September 30, 2017, a decrease of $0.9 million.  The decrease was primarily due to a decrease in salary expense resulting from the previously announced reduction in personnel, which was implemented beginning in the second quarter of 2018.

Direct operating expenses in our radio segment decreased to $32.0 million for the nine-month period ended September 30, 2018 from $33.4 million for the nine-month period ended September 30, 2017, a decrease of $1.4 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense resulting from the previously announced reduction in personnel, which was implemented beginning in the second quarter of 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.3 million for the three-month period ended September 30, 2018 from $4.6 million for the three-month period ended September 30, 2017, a decrease of $0.3 million. The decrease was primarily due to a decrease in salary expense resulting from the previously announced reduction in personnel, which was implemented beginning in the second quarter of 2018.

Selling, general and administrative expenses in our radio segment decreased to $13.4 million for the nine-month period ended September 30, 2018 from $13.9 million for the nine-month period ended September 30, 2017, a decrease of $0.5 million. The decrease was primarily due to a decrease in salary expense resulting from the previously announced reduction in personnel, which was implemented beginning in the second quarter of 2018, and a decrease in promotional expense.

Digital

Net Revenue.  Net revenue in our digital segment increased to $22.4 million for the three-month period ended September 30, 2018 from $17.1 million for the three-month period ended September 30, 2017, an increase of $5.3 million. The increase was primarily due to growth in the Headway business that we acquired in the second quarter of 2017, and the acquisition of Smadex in the second quarter of 2018. This increase was partially offset by a decrease in national revenue in our preexisting digital business, driven by continued shifts in the digital advertising industry toward video advertising and the increased use of automated buying platforms, referred to in our industry as programmatic revenue. The digital advertising industry is dynamic and undergoing rapid change, including the shift towards programmatic revenue. We anticipate that rapid change, including the shift to programmatic revenue, will continue in the digital advertising industry for the foreseeable future, and we are responding by continuing to emphasize our programmatic revenue offerings within our digital segment. We also anticipate that other trends may emerge, which will require us to respond to those changing consumer demands as, when and how they occur.

Net revenue in our digital segment increased to $61.2 million for the nine-month period ended September 30, 2018 from $36.8 million for the nine-month period ended September 30, 2017, an increase of $24.4 million. The increase was primarily due to growth in the Headway business, which we acquired in the second quarter of 2017, and which did not contribute to our results of operations for the full nine-month period in 2017, and the acquisition of Smadex in the second quarter of 2018. This increase was partially offset by a decrease in national revenue in our preexisting digital business, driven by continued shifts in the digital advertising industry toward video advertising and the increased use of automated buying platforms, referred to in our industry as programmatic revenue. The digital advertising industry is dynamic and undergoing rapid change, including the shift towards programmatic revenue. We anticipate that rapid change, including the shift to programmatic revenue, will continue in the digital advertising industry for the foreseeable future, and we are responding by continuing to emphasize our programmatic revenue offerings within our digital segment. We also anticipate that other trends may emerge, which will require us to respond to those changing consumer demands as, when and how they occur.

Cost of revenue.  Cost of revenue in our digital segment increased to $13.2 million for the three-month period ended September 30, 2018 from $9.9 million for the three-month period ended September 30, 2017, an increase of $3.3 million. This increase was due to expenses associated with the increase in revenue in the third quarter of 2018.  Because of third party media costs, our margins tend to be smaller in our digital segment than in our other segments. As a percentage of digital net revenue, cost of revenue increased to 59% for the three-month period ended September 30, 2018 from 58% for the three-month period ended September 30, 2017. The increase in cost of revenue as a percentage of digital revenue was primarily due to the acquisition of Smadex in the second quarter of 2018 and a higher percentage of programmatic revenue in our preexisting digital business. Because of the high volume and relative efficiencies of these programmatic platforms, the margins tend to be lower.

Cost of revenue in our digital segment increased to $35.2 million for the nine-month period ended September 30, 2018 from $20.4 million for the nine-month period ended September 30, 2017, an increase of $14.8 million.  This increase was due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations for the full nine-month period in 2017, and the acquisition of Smadex in the second quarter of 2018. Because of third party media costs, our margins tend to be smaller in our digital segment than in our other segments. As a percentage of digital net revenue, cost of revenue increased to 58% for the nine-month period ended September 30, 2018 from 56% for the nine-month period ended September 30, 2017. The increase in cost of revenue as a percentage of digital revenue was primarily due to the acquisitions of Headway and Smadex and a higher percentage of programmatic revenue in our preexisting digital business. Because of the high volume and relative efficiencies of these programmatic platforms, the margins tend to be lower.

Direct operating expenses. Direct operating expenses in our digital segment increased to $6.0 million for the three-month period ended September 30, 2018 from $4.6 million for the three-month period ended September 30, 2017, an increase of $1.4 million.  The increase was primarily due to expenses associated with the increase in revenue, an increase in salary expense, and expenses of Smadex which we acquired in the second quarter of 2018.

Direct operating expenses in our digital segment increased to $15.9 million for the nine-month period ended September 30, 2018 from $9.9 million for the nine-month period ended September 30, 2017, an increase of $6.0 million.  The increase was primarily due to the acquisition of Headway in the second quarter of 2017, which did not contribute to our results of operations for the full nine-month period in 2017, and the acquisition of Smadex in the second quarter of 2018. The increase was partially offset by a decrease in our preexisting digital business due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $3.0 million for the three-month period ended September 30, 2018 from $2.4 million for the three-month period ended September 30, 2017, an increase of $0.6 million. The increase was primarily due to an increase in salary expense.

Selling, general and administrative expenses in our digital segment increased to $8.3 million for the nine-month period ended September 30, 2018 from $5.6 million for the nine-month period ended September 30, 2017, an increase of $2.7 million. The increase was primarily due to the acquisition of Headway in the second quarter of 2017, which did not contribute to our results of operations for the full nine-month period in 2017.

Liquidity and Capital Resources

We had net income of $176.3 million, $20.4 million, and $25.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. We had positive cash flow from operations of $301.5 million, $57.3 million and $62.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We generated cash flows from operations of $ 22.5 million for the nine-month period ended September 30, 2018. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2017 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months. At September 30, 2018, we held cash and cash equivalents of $4.8 million in accounts outside the United States. Our liquidity is not materially impacted by the amount held in accounts outside the United States as our operating cash flows are driven primarily by U.S. sources.

2017 Credit Facility

On November 30, 2017 (the “Closing Date”), we entered into our 2017 Credit Facility pursuant to the 2017 Credit Agreement. The 2017 Credit Facility consists of a $300.0 million senior secured Term Loan B Facility which was drawn in full on the Closing Date. In addition, the 2017 Credit Facility provides that we may increase the aggregate principal amount of the 2017 Credit Facility by up to an additional $100.0 million plus the amount that would result in our first lien net leverage ratio (as such term is used in the 2017 Credit Agreement) not exceeding 4.0 to 1.0, subject to us satisfying certain conditions.

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

The carrying amount of the Term Loan B Facility as of September 30, 2018 was $293.6 million, net of $3.4 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of September 30, 2018 was $293.3 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

We did not repurchase any shares of Class A common stock during the three-month period ended September 30, 2018. As of September 30, 2018, we repurchased a total of approximately 2.5 million shares of our Class A common stock for aggregate purchase price of approximately $13.0 million, or an average price per share of $5.08, since the beginning of share repurchase program. All such repurchased shares were retired as of September 30, 2018.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $33.1 million for the nine-month period ended September 30, 2018 compared to $40.2 million for the nine-month period ended September 30, 2017. As a percentage of net revenue, consolidated adjusted EBITDA increased to 15% for the nine-month period ended September 30, 2018 compared to 9% for the nine-month period ended September 30, 2017. The increase as a percentage of net revenue is primarily due to higher revenue for the nine-month period ended September 30, 2017, as a result of revenue from the FCC auction for broadcast spectrum, which revenue did not recur in the nine-month period ended September 30, 2018.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors. We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of September 30): 2018, 5.0 to 1; 2017, 3.5 to 1.

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

Cash Flow

Net cash flow provided by operating activities was $22.5 million for the nine-month period ended September 30, 2018, compared to net cash flow provided by operating activities of $293.5 million for the nine-month period ended September 30, 2017. We had net income of $5.2 million for the nine-month period ended September 30, 2018, which was partially reduced by non-cash items such as depreciation and amortization expense of $12.1 million and non-cash stock-based compensation of $3.7 million. We had net income of $163.3 million for the nine-month period ended September 30, 2017, which was partially reduced by non-cash items, including depreciation and amortization expense of $12.5 million, deferred income taxes of $99.5 million, and non-cash stock-based compensation of $3.1 million. We expect to have positive cash flow from operating activities for the full year 2018.

Net cash flow used in investing activities was $154.3 million for the nine-month period ended September 30, 2018, compared to net cash flow used in investing activities of $53.2 million for the nine-month period ended September 30, 2017. During the nine-month period ended September 30, 2018, we spent $159.4 million on the purchase of marketable securities, $3.5 million on the acquisition of Smadex, $12.3 million on net capital expenditures, $3.2 million on the purchase of intangible assets, and $1.0 million on investments offset by $25.0 million in proceeds from the maturity of marketable securities. During the nine-month period ended September 30, 2017, we spent $32.6 million on intangibles for the relocation of station WJAL-TV, purchased the business of Headway for $7.5 million, net of cash acquired, spent $9.6 million on net capital expenditures, spent $2.2 million on investments and made deposits on potential future acquisitions of $1.2 million. We anticipate that our capital expenditures will be approximately $22.0 million during the full year 2018. Of this amount, we expect that approximately $10.0 million will be expended in connection with the required relocation of certain of our television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum, which amount we expect to be reimbursed to us by the FCC. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions, and the amount of net capital expenditures may change depending upon FCC reimbursement policy for broadcast television repack. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $27.5 million for the nine-month period ended September 30, 2018, compared to net cash flow used in financing activities of $14.8 million for the nine-month period ended September 30, 2017. During the nine-month period ended September 30, 2018, we made dividend payments of $13.4 million, payments of $7.7 million for the repurchase of Class A common stock under our stock repurchase program, payments of $2.2 million for taxes related to shares withheld for share-based compensation plans, contingent consideration payments of $2.0 million and debt payments of $2.3 million. During the nine-month period ended September 30, 2017, we made dividend payments of $10.2 million, debt repayments of principal in the amount of $2.8 million and spent $1.8 million on the repurchase of stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of September 30, 2018, we had $297.0 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. Hypothetically, if the three-month Eurodollar rate were to increase by 100 basis points, or one percentage point, from its September 30, 2018 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $3.0 million based on the outstanding balance of our term loan as of September 30, 2018.

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

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2018 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Spain, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

Based on recent inflation trends, the economy in Argentina has been classified as highly inflationary. As a result, the Company applied the guidance in ASC 830 by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates (see Note 2 to Notes to Consolidated Financial Statements).

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

A material weakness in our internal controls existed as of December 31, 2017 due to insufficient accounting resources and personnel to ensure proper application of U.S. GAAP and effectively design and execute process level controls around certain complex or non-recurring transactions.  Although the control weakness did not result in any material misstatement of our consolidated financial statements, it could lead to a material misstatement of account balances or disclosures.  Accordingly, management has concluded that this control weakness constitutes a material weakness.

Management’s Plan for Remediation

We completed the implementation of a remediation plan to address the material weakness previously identified in our Annual Report on Form 10-K for the year ended December 31, 2017. As part of this plan, we have implemented a new enterprise reporting software to provide additional system controls to free up accounting resources, hired additional accounting personnel in certain of our foreign operations to strengthen our accounting resources in these locations and further free up corporate accounting resources, and hired additional employees to address complex accounting matters primarily related to the expanding geographic scope of our business operations, primarily our digital operations. We are now testing and evaluating the remediation plan as implemented.

We believe that these changes will strengthen our internal control over financial reporting and remediate the material weakness we identified in our Annual Report on Form 10-K for the year ended December 31, 2017. However, these changes have not been operating long enough to evaluate fully their operating effectiveness and are subject to continued management review supported by confirmation and testing, as well as Audit Committee oversight.  As we continue to evaluate and test the remediation plan outlined above, we may also identify additional measures to address the material weakness or modify certain of the remediation procedures described above. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weakness. Management, with the oversight of the Audit Committee, will continue to take steps to remedy the material weakness as expeditiously as possible to reinforce the overall design and capability of our control environment.

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

Changes in Internal Control

In addition to the changes noted above to complete the implementation of our remediation plan with respect to the previously-identified material weakness, management’s most recent assessment of internal control over financial reporting as of December 31, 2017, did not include the internal controls related to our acquisition of Headway in April 2017, as permitted by applicable rules and regulations. Management will include Headway as a part of management’s next assessment of internal control over financial reporting as of December 31, 2018.

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

We did not repurchase any shares of Class A common stock during the three-month period ended September 30, 2018. As of September 30, 2018, we repurchased a total of approximately 2.5 million shares of our Class A common stock for aggregate purchase price of approximately $13.0 million, or an average price per share of $5.08, since the beginning of share repurchase program. All such repurchased shares were retired as of September 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1*	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (directors)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ Christopher T. Young
Christopher T. Young Executive Vice President, Treasurer and Chief Financial Officer

Date: November 8, 2018