Form 10-K
period 2018-12-31
ENTRAVISION COMMUNICATIONS CORP
filed 2019-05-07
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

2425 Olympic Boulevard, Suite 6000 West

Santa Monica, California 90404

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (310) 447-3870

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	EVC	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Emerging growth company	☐

Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was approximately $365,594,240 (based upon the closing price for shares of the registrant’s Class A common stock as reported by The New York Stock Exchange for the last trading date prior to that date).

As of April 30, 2019, there were 61,137,147 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders scheduled to be held on May 30, 2019 are incorporated by a reference in Part III hereof.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

•	our continued compliance with all of our obligations under the 2017 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	rapid changes in digital media advertising;
•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
•	the impact of changing preferences, if any, among U.S. Hispanic audiences for Spanish-language programming, especially among younger age groups;
•	the possible impact on our business as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc., or Univision;
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2017 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;
•	our ability to implement effective internal controls to address material weaknesses identified in this report;
•	industry-wide market factors and regulatory and other developments affecting our operations;
•	economic uncertainty;
•	the impact of any potential future impairment of our assets;
•	risks related to changes in accounting interpretations;
•	consequences of, and uncertainties regarding, foreign currency exchange including fluctuations thereto from time to time;
•	legal, political and other risks associated with our operations located outside the United States;
•

the effect of changes in broadcast transmission standards by the Advanced Television Systems Committee's (the “ATSC”) 3.0 standard (“ATSC 3.0”), as they are adopted in the broadcast industry and as they may impact our ability to monetize our spectrum assets; and

•

the uncertainty and impact, including additional and/or changing costs, of mandates and other obligations that may be imposed upon us as a result of federal healthcare laws, including the Affordable Care Act, the rules and regulations promulgated thereunder, any executive action with respect thereto, and any changes with respect to any of the foregoing in Congress.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 32 below.

ITEM 1.	BUSINESS

The discussion of the business of Entravision Communications Corporation and its wholly-owned subsidiaries, or Entravision or the Company, is as of the date of filing this report, unless otherwise indicated.

Overview

Introduction

We are a leading global media company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Our operations encompass integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media.

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

We own and operate one of the largest groups of primarily Spanish-language radio stations in the United States. We own and operate 49 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also operate Entravision Solutions as our national sales representation division, through which we sell advertisements and syndicate radio programming to more than 100 markets across the United States.

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

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements that are entered into with multichannel video programming distributors, or MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. In our television and radio segments, we recognize advertising revenue when commercials are broadcast. In our digital segment, we recognize advertising revenue when display or other digital advertisements record impressions on the websites of our third party publishers or as the advertiser’s previously agreed-upon performance criteria are satisfied. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts we have entered into directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.), resulting from significant political advertising, and, to a lesser degree, Congressional mid-term election years (2018, 2022, etc.), resulting from increased political advertising, compared to other years.

We refer to the revenue generated by agreements with MVPDs as retransmission consent revenue, which represents payments from MVPDs for access to our television station signals so that they may rebroadcast our signals and charge their subscribers for this programming. We recognize retransmission consent revenue earned as the television signal is delivered to an MVPD.

Our licenses from the Federal Communications Commission, or FCC, grant us spectrum usage rights within each of the television markets in which we operate. We regard these rights as a valuable asset. With the proliferation of mobile devices and advances in technology that have freed up spectrum capacity, the monetization of our spectrum usage rights has become a significant part of our business in recent years.  We generate revenue from agreements associated with these television stations’ spectrum usage rights from a variety of sources, including but not limited to agreements with third parties to utilize spectrum for the broadcast of their multicast networks; charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with our broadcasting operations; and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements.  Revenue generated by such agreements is recognized over the period of the lease or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference.  In addition, subject to certain restrictions contained in our 2017 Credit Agreement, we will consider strategic acquisitions of television stations to further this strategy from time to time, as well as additional monetization opportunities expected to arise as the television broadcast industry implements the standards contained in ATSC 3.0.

Our net revenue for the year ended December 31, 2018 was approximately $297.8 million. Of this amount, revenue generated by our television segment accounted for approximately 51%, revenue generated by our digital media segment accounted for approximately 27%, and revenue generated by our radio segment accounted for approximately 22%, of total revenue.

Our primary expenses are employee compensation, including commissions paid to our sales staff and amounts paid to our national representative firms, as well as expenses for general and administrative functions, promotion and selling, engineering, marketing, and local programming. Our local programming costs for television consist primarily of costs related to producing a local newscast in most of our markets. Cost of revenue related to our television segment consists primarily of the carrying value of spectrum usage rights that were surrendered in the FCC auction for broadcast spectrum. In addition, cost of revenue related to our digital media segment consists primarily of the costs of online media acquired from third-party publishers and third party server costs. Direct operating expenses include salaries and commissions of sales staff, amounts paid to national representation firms, production and programming expenses, fees for ratings services, and engineering costs. Corporate expenses consist primarily of salaries related to corporate officers and back office functions, third party legal and accounting services, and fees incurred as a result of being a publicly traded and reporting company.

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

Business Strategy

Our strategy is to reach Hispanic audiences primarily in the United States, Mexico and other markets in Latin America. We own and/or operate media properties in 14 of the 20 highest-density U.S. Hispanic markets. In addition, among the top 25 U.S. Hispanic markets, we own and/or operate media properties in 10 of the 15 fastest-growing markets. We believe that targeting the U.S. Hispanic market will continue to translate into revenue growth in the future, including for the following reasons:

•

U.S. Hispanic Population Growth. Our audience consists primarily of Hispanics, one of the fastest-growing segments of the U.S. population and, by current U.S. Census Bureau estimates, now the largest minority group in the United States. More than 58 million Hispanics live in the United States, accounting for nearly 18% of the total U.S. population, according to the U.S. Census Bureau. The overall Hispanic population is growing at eight times the rate of the non-Hispanic population and is expected to grow to 72 million, or approximately 21% of the total U.S. population, by 2024. Approximately 66% of the total future growth in the U.S. population through 2024 is expected to come from the Hispanic community.

•

Spanish-Language Use. Approximately 78% of Hispanics age five and over in the United States speak some Spanish, while approximately 64% of U.S. Hispanics are bilingual and 32% are Spanish dominant, according to Geoscape, a business unit of Claritas LLC, or Geoscape.

•

Increasing U.S. Hispanic Buying Power. The U.S. Hispanic population is projected to account for total consumer expenditures of over $959 billion in 2019, according to Geoscape. With an average expected household income of $69,000 in 2019, Hispanic household income is growing at a faster rate than Non-Hispanic household income and is projected to reach an aggregate of $1.6 trillion in 2024.

•

Attractive Profile of U.S. Hispanic Consumers. We believe that the demographic profile of the U.S. Hispanic audience makes it attractive to advertisers. We also believe that the larger average size and younger median age of Hispanic households (averaging 3.3 persons and 31.2 years of age as compared to the U.S. non-Hispanic averages of 2.4 persons and 44.7 years of age) lead Hispanics to spend more per household in many categories of goods and services. Although the average U.S. Hispanic household has less disposable income than the average non-Hispanic U.S. household, the average U.S. Hispanic household spends 2% more per year than the average U.S. non-Hispanic household on food at home, 9% more on quick service restaurants, 32% more on children’s clothing, 21% more on footwear, 11% more on soaps, detergents and other cleaning products and 18% more on cellular phone services. We expect U.S. Hispanics to continue to account for a disproportionate share of growth in spending nationwide in many important consumer categories as the U.S. Hispanic population and its disposable income continue to grow.

•

Spanish-Language Advertising. Over $9.1 billion of total advertising expenditures in the United States were placed with Spanish-language media in 2017, the most recent year for which such data is available, of which approximately 88% was placed with Spanish-language television, radio and digital advertising.

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

Our television operations comprise the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. Univision’s primary network, together with its UniMás network, have nearly double the television prime time audience share of the Telemundo network among Hispanics 2+ years of age as of May 2018. In addition, Univision reports that the UniMás network attracted more Total Viewers 2+, Adults 18-49 and Adults 18-34 years of age in daytime, early fringe, prime access, late fringe, weekend daytime and total day than the combined audience of Azteca and Estrella TV during January to November 2018. Univision makes its networks’ Spanish-language programming available to our television stations 24 hours a day, seven days a week, including a prime time schedule on its primary network of substantially all first-run programming throughout the year. We believe that the breadth and diversity of Univision’s programming, combined with our local news and community-oriented segments, provide us with an advantage over other Spanish-language and English-language media in reaching U.S. Hispanic viewers. Our local content is designed to meet the needs of our communities and brand each of our stations as the best source for relevant community information that accurately reflects local interests and needs.

We format the programming of our radio networks and radio stations in an effort to capture a substantial share of the U.S. Hispanic audience in each of our radio markets. We operate each of our two radio networks using a format designed to appeal to different listener tastes. In markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe appeals to local listeners.

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

Distribute News and Other Content Across Our Television, Radio and Digital Properties. We develop our own news, entertainment and lifestyle content, radio shows and podcasts including “Erazno y La Chokolata”, and produce a Sunday morning political talk show, “Política Ya with Tsi-Tsi-Ki Félix”. We also employ our own White House correspondent in Washington, D.C. We distribute this content across our television, radio and digital properties.  In addition, through Entravision Solutions, we syndicate some of our radio shows including “Erazno y La Chokolata” and other programs including “El Show de Piolin” and “El Show de Alex ‘El Genio’ Lucas” across a network of more than 300 radio stations, which includes our radio stations as well as other radio stations that we do not own or operate, in more than 100 markets throughout the United States. Moreover, we broadcast National Football League games, such as Sunday Night Football and the American Football Conference playoffs, in Spanish, for 26 radio stations.

Extend the Reach and Accessibility of Our Brands Through Our Digital Segment. In recent years, we have also enhanced the distribution of our content through our digital platforms, such as we offer on the Internet and mobile phones. We believe our digital segment offers opportunities to further enhance the relationships we have with our audiences by allowing them to engage and share our content in new ways and providing us with new distribution channels for one-to-one communication with them.

Continuing to Offer Advertisers an Integrated Platform of Services. We believe that our diversified media portfolio provides us with a competitive advantage in targeting the Hispanic consumer. We offer advertisers the opportunity to reach potential customers through an integrated platform of services that includes television, radio and digital properties. Currently, we operate some combination of television and radio in 11 markets, which we sometimes refer to as combination markets, and, where possible, we also combine our television and radio operations, which have the effect of creating certain cost savings. In all of our markets, we believe that our digital segment complements our television and/or radio operations in an effort to create value-added advertising opportunities for our advertisers.

Continuing to Innovate and Invest in Technology and Data. We intend to continue to make investments in our digital media segment, including sales tools and research and development, to further increase the efficiency and effectiveness of our television, radio and digital media advertising platforms.

Monetize our Spectrum Assets. In recent years, with the proliferation of mobile devices and advances in technology that have freed up spectrum capacity, the monetization of our spectrum usage rights has become a significant part of our business. We generate revenue from agreements associated with these television stations’ spectrum usage rights from a variety of sources, including but not limited to agreements with third parties to utilize spectrum for the broadcast of their multicast networks; charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference with broadcasting operations; and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements. With more advances in technology, and the anticipated implementation of ATSC 3.0, we intend to continue to generate revenue from our spectrum assets.

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

We plan to continue to evaluate opportunities to make future acquisitions as opportunities present themselves, including digital companies; spectrum assets with high potential for future monetization; and additional media properties in existing markets that will enhance our offerings primarily to the U.S. Hispanic marketplace and create opportunities to save costs on overhead.

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

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2018 and 2017, retransmission consent revenue accounted for approximately $35.1 million and $31.4 million, respectively, of which $28.2 million and $30.0 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Univision currently owns approximately 11% of our common stock on a fully-converted basis. Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision. In addition, as the holder of all of our issued and outstanding Class U common stock, so long as Univision holds a certain number of shares of Class U common stock, we may not, without the consent of Univision, merge, consolidate or enter into a business combination, dissolve or liquidate our company or dispose of any interest in any Federal Communications Commission, or FCC, license with respect to television stations which are affiliates of Univision, among other things.

Television

Overview

We own and/or operate Univision-affiliated television stations in 24 markets, including 19 of the top 50 Hispanic markets in the United States. Our television operations comprise the largest affiliate group of both the top-ranked Univision primary television network and Univision’s UniMás network. Univision’s primary network is available in approximately 83% of U.S. Hispanic television households, and is the most watched television network (English- or Spanish-language) among U.S. Hispanic households during prime time among Hispanics 2+ years of age. Univision’s primary network, together with its UniMás network, have nearly double the television prime time audience share of the Telemundo network among Hispanic persons 2+ years of age as of May 2018. We operate both Univision and UniMás affiliates in 20 of our 24 television markets. Univision’s networks make their Spanish-language programming available to our Univision-affiliated stations 24 hours a day, seven days a week. Univision’s prime time schedule on its primary network consists of substantially all first-run programming throughout the year.

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

Approximately eight to ten hours of programming per weekday, including a substantial portion of weekday prime time, are currently programmed with novelas supplied primarily by Grupo Televisa, S.A. de C.V., or Televisa. Although novelas have been compared to daytime soap operas on ABC, NBC or CBS, the differences are significant. Novelas, originally developed as serialized books, have a beginning, middle and end, generally run five days per week and conclude four to eight months after they begin. Novelas also have a much broader audience appeal than soap operas, delivering audiences that contain large numbers of men, children and teens, in addition to women, unlike soap operas, whose audiences are primarily women.

UniMás Network Programming. Univision’s other 24-hour general-interest Spanish-language broadcast network, UniMás, is programmed to meet the diverse preferences of the multi-faceted U.S. Hispanic community. UniMás’s programming includes sports (including boxing, soccer and a morning wrap-up at 6 a.m. similar to ESPN’s programming), movies (including a mix of English-language movies translated into Spanish) and novelas not run on Univision’s primary network, as well as reruns of popular novelas broadcast on Univision’s primary network.

Our Local Programming. We believe that our local news brands our stations in our television markets. We shape our local news to relate to and inform our audiences. Our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in 10 of our television markets among adults 18-34 and 18-49 years of age, including ties, and in eight markets among adults 25-54 years of age, including ties. We have made substantial investments in people and equipment in order to provide our local communities with quality newscasts. Our local newscasts have won numerous awards, and we strive to be one of the most important community voices in each of our local markets. In several of our markets, we believe that our local news is the only significant source of Spanish-language daily news for the Hispanic community.

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

Our network affiliation agreements with HC2 Network Inc., or HC2, give us the right to broadcast Azteca America network programming on XHAS-TV, serving the Tijuana/San Diego market, through June 30, 2020, and on KMCC-TV, serving the Las Vegas market, and the secondary program streams of KXOF-CD, serving the Laredo market, and KVYE-TV, serving the Yuma-El Centro market, through February 12, 2020.

Our network affiliation agreements with Fox Broadcasting Company, or Fox, give us the right to broadcast Fox network programming on KFXV-LD with a simulcast on KXFX-CD, each serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market, and KXOF-CD, serving the Laredo market. These agreements expire on October 31, 2019.

We also have agreements with Master Distribution Service, Inc., an affiliate of Fox, which give us the right to provide ten hours per week of MyNetworkTV network programming on KFXV-LD, KXOF-CD and KPSE-LD. These agreements expire in September 2019 and may be extended for successive one-year periods by mutual consent of the parties.

Our network affiliation agreement with The CW Network, LLC, or CW, gives us the right to broadcast CW network programming through 2021 on KCWT-CD and on the secondary program streams of KFXV-LD and KNVO-TV, each serving the Harlingen-Weslaco-Brownsville-McAllen market, and on XHRIO-TV serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market.

Our network affiliation agreement with NBCUniversal Media, LLC, or NBC, gives us the right to broadcast NBC network programming on KMIR-TV, serving the Palm Springs market, through December 31, 2021.

Our network affiliation agreement with Multi Tele Ventas, S.A. de C.V., gives us the right to broadcast Milenio Televisión network programming on XDTV-TV, serving the Tijuana/San Diego market, through April 30, 2020.

Our affiliation agreement with Family Worship Center Church, Inc. gives us the right to broadcast SonLife network programming on WJAL-TV, serving the Washington, DC market, through June 2021.

Our network affiliation agreement with LATV Networks, LLC, or LATV, gives us the right to broadcast LATV network programming on KTCD-LP, serving the San Diego market, and on secondary program streams of certain of our other television stations. Either party may terminate the affiliation with respect to a given station 30 months after the launch of such station. Under the LATV network affiliation agreement, there are no fees paid for the carriage of programming, and we generally retain the right to sell approximately five minutes per hour of available advertising time. Walter F. Ulloa, our Chairman and Chief Executive Officer, is a director, officer and principal stockholder of LATV.

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

Our Television Station Portfolio

The following table lists information concerning each of our owned and/or operated television stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	375,600	329,290	87.7%	KNVO-TV KTFV-CD (1) KFXV-LD KXFX-CD (1) KCWT-CD (1)	Univision UniMás Fox Fox CW
Orlando-Daytona Beach-Melbourne, Florida	12	1,565,890	293,750	18.8%	WVEN-TV (2) W47DA WVCI-LP WOTF-TV	Univision Univision Univision UniMás
Tampa-St. Petersburg (Sarasota), Florida	15	1,875,420	259,700	13.8%	WVEA-TV (2) WFTT-TV	Univision UniMás
Washington, D.C.	16	2,482,480	258,460	10.4%	WFDC-TV (2) WMDO-CD (1)(4) WJAL-TV (4)	Univision UniMás SonLife
Albuquerque-Santa Fe, New Mexico	17	650,890	255,630	39.3%	KLUZ-TV (2) KTFQ-TV	Univision UniMás
San Diego, California	18	987,760	251,020	25.4%	KBNT-CD (1) KHAX-LP KDTF-LD KTCD-LP	Univision Univision UniMás LATV
El Paso, Texas	19	338,770	249,320	73.6%	KINT-TV KTFN-TV	Univision UniMás
Denver-Boulder, Colorado	20	1,585,270	245,180	15.5%	KCEC-TV (2) KTFD-TV	Univision UniMás
Boston, Massachusetts	21	2,364,870	195,670	8.3%	WUNI-TV (2) WUTF-TV	Univision UniMás
Las Vegas, Nevada	23	766,500	177,500	23.2%	KINC-TV KNTL-LP KWWB-LP KELV-LD KMCC-TV	Univision Univision Univision UniMás Azteca America
Corpus Christi, Texas	28	193,070	111,860	57.9%	KORO-TV KCRP-CD (1)	Univision UniMás
Hartford-New Haven, Connecticut	29	897,870	107,730	12.0%	WUVN-TV (4) WUTH-CD (1)(4)	Univision UniMás
Monterey-Salinas-Santa Cruz, California	35	206,300	75,520	36.6%	KSMS-TV (4) KDJT-CD (1)(4) KCBA-TV (2)	Univision UniMás Fox
Odessa-Midland, Texas	36	150,430	72,510	48.2%	KUPB-TV	Univision
Laredo, Texas	38	70,220	66,620	94.9%	KLDO-TV KETF-CD (1) KXOF-CD (1)	Univision UniMás Fox
Yuma, Arizona-El Centro, California	39	101,040	65,150	64.5%	KVYE-TV KAJB-TV (2)	Univision UniMás
Colorado Springs-Pueblo, Colorado	46	319,930	58,430	18.3%	KVSN-TV KGHB-CD (1)	Univision UniMás

Market	Market Rank (by Hispanic Households)	Total Households	Hispanic Households	% Hispanic Households	Call Letters	Principal Programming Stream
Santa Barbara-Santa Maria-San Luis Obispo, California	48	213,510	55,460	26.0%	KPMR-TV K17GD-D (1) K32LT-D (1) KTSB-CD (1) K10OG-D (1)	Univision Univision Univision UniMás UniMás
Palm Springs, California	50	147,170	54,330	36.9%	KVER-CD (1) KVES-LD KEVC-CD (1) KMIR-TV KPSE-LD	Univision Univision UniMás NBC MyNetworkTV
Lubbock, Texas	51	150,270	53,500	35.6%	KBZO-LD	Univision
Wichita-Hutchinson, Kansas	61	382,780	40,630	10.6%	KDCU-TV	Univision
Springfield-Holyoke, Massachusetts	62	251,660	40,050	15.9%	WHTX-LD	Univision
Reno, Nevada	63	246,190	38,700	15.7%	KREN-TV KRNS-CD (1)	Univision UniMás
San Angelo, Texas	90	52,790	18,370	34.8%	KEUS-LD KANG-LP	Univision UniMás
Tecate, Baja California, Mexico (San Diego)	—	—	—	—	XHDTV-TV (3)	Milenio
Tijuana, Baja California, Mexico (San Diego)	—	—	—	—	XHAS-TV (3)	Azteca America
Matamoros, Tamaulipas, Mexico (Harlingen-Weslaco-Brownsville-McAllen)	—	—	—	—	XHRIO-TV (3)	CW

Source: Nielsen Media Research 2019 universe estimates.

(1)	“CD” in call signs indicates that a station is operated as a Class A digital television service. Certain stations without this “CD” designation are also Class A stations.
(2)	We provide the sales and marketing function of this station under a marketing and sales arrangement.
(3)

We hold a minority, limited voting interest (neutral investment) in the entity that directly or indirectly holds the broadcast license for this station. Through that entity, we provide the programming and related services available on this station under a time brokerage arrangement. The station retains control of the contents and other broadcast issues.

(4)

In a “channel sharing” arrangement, two broadcast television stations, each holding its own broadcast authorization, agree to share the bandwidth of a single broadcast channel, with the two stations transmitting separate program streams on the same channel, of various amounts of bandwidth, that they each originate.

Digital Television Technology. As we continue to enhance digital television transmission technology for our television stations, we are operating in an environment where we can decide the resolution and number of broadcast streams we provide in our over-the-air transmissions. Depending upon how high a resolution level with which we elect to transmit our programming, we have the potential to transmit over-the-air broadcast streams containing multiple program streams using the bandwidth authorized to each digital station. The transmission of such multiple programming streams is often referred to as multicasting. We currently are multicasting network programming streams, including LATV and other network programming streams, at most of our stations, along with our primary network program streams. We periodically evaluate these multicasting operations as well as the amount of bandwidth we must allocate to our primary program streams and may consider either expanding or limiting our multicasting operations, or keeping these multicasting operations substantially as at present, in the future. We also continue to monitor developments in digital television technology. The ATSC sets the industry standards (including the current ATSC 1.0) for the technical operation of digital broadcast television stations. ATSC 3.0 is a major version of the ATSC standards and comprises around 20 standards covering different aspects of the system. The industry standards are designed to offer support for newer technologies, that will allow for enhanced video quality, datacasting capabilities, and more robust mobile television support. Television industry observers believe that the combination of these functionalities will enable television broadcasters to engage successfully in new commercial endeavors, not previously available on broadcast television, such as targeted commercial advertising. In November 2017, the FCC approved regulations allowing broadcast stations to offer, on a voluntary basis, ATSC 3.0 services (which the FCC has called Next Gen TV).  In doing so, broadcast television stations must offer ATSC 3.0 services alongside a standard ATSC 1.0 digital signal and there will not be a mandatory transition.  We are considering how we will participate in the adoption of ATSC 3.0 technology and we are awaiting the development and sale of the necessary equipment to transmit and receive such broadcast signals, as well as how ATSC 3.0 is adopted by viewers and advertisers.

Television Revenue

Approximately 75% of the revenue generated from our television operations in 2018 was derived from local and national advertising revenue, approximately 23% from retransmission consent revenue, and approximately 2% from spectrum usage rights.

National Advertising. National advertising revenue generally represents revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. We typically engage national sales representative firms to work with our station sales managers and solicit national advertising sales, and we pay certain sales representation fees to these firms relating to national advertising sales. Under our network affiliation agreement with Univision, Univision acts as our sales representative for the sale of national advertising on our Univision and UniMás affiliate television stations, and advertisers which have purchased during 2018 national advertising on these affiliate stations include Charter Communications, Inc., Nissan Motor Co., Ltd., Toyota Motor Corporation, Cox Communications, Inc., Ford Motor Company, H-E-B, Honda Motor Company, Ltd., Conn’s, Inc., General Motors Company and Fred Loya Insurance. Azteca America acts as our national sales representative for the sale of national advertising on our Azteca America affiliate station, and Katz Communications, Inc. acts as our national sales representative for the sale of national advertising on KMIR-TV and KPSE-LD in the Palm Springs market and on our stations that broadcast Fox and CW programming. In 2018, national advertising accounted for approximately 38% of our total television revenue.

Local Advertising. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s local sales staff. We employ our own local sales force that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2018, local advertising accounted for approximately 37% of our total television revenue.

Retransmission Consent Revenue. We generate retransmission consent revenue from retransmission consent agreements that are entered into with MVPDs. This revenue represents payments from these entities for access to our television station signals so that they may rebroadcast our signals on their services and charge their subscribers for this programming. In addition, we generally pay either a per subscriber fee or share certain of the retransmission consent revenue received from MVPDs with the network providing the programming, which is known in the television industry as reverse network compensation. For the years ended December 31, 2018 and 2017, retransmission consent revenue was approximately $35.1 million and $31.4 million, respectively.

Under our proxy agreement with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals, which covers substantially all of our retransmission consent revenue. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. On October 2, 2017, we entered into the current proxy agreement with Univision, which superseded and replaced the prior comparable agreement with Univision.  The term of the current proxy agreement expires on December 31, 2021 for our Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C, and on December 31, 2026 with respect to our Univision and UniMás network affiliate stations in Albuquerque, Boston and Denver.

As a result of the adoption of legislation in late 2014, modifying the Communications Act of 1934, or the Communications Act, we are no longer able to negotiate retransmission consent agreements with other television stations located in the same television market.  The application of this statutory modification prevents us from negotiating with Univision in the six television markets where we and Univision both own television stations. We expect to handle our future negotiations directly with MVPDs in those markets where we and Univision are both station owners.

In 2018, retransmission consent revenue accounted for approximately 23% of our total television revenue. We anticipate that retransmission consent revenue will continue to be an important source of net revenues in future periods.

Revenue from Spectrum Usage Rights. We generate revenue from agreements associated with our television stations’ spectrum usage rights from a variety of sources, including but not limited to entering into agreements with third parties to utilize spectrum for the broadcast of their multicast networks, charging fees to accommodate the operations of third parties, including moving channel positions or accepting interference from our broadcasting operations and modifying and/or relinquishing spectrum usage rights while continuing to broadcast through channel sharing or other arrangements.  Revenue from such agreements is recognized over the period of the lease or when we have relinquished all or a portion of our spectrum usage rights for a station or have relinquished our rights to operate a station on the existing channel free from interference. In 2018, revenue from spectrum usage rights accounted for approximately 2% of our total television revenue.

Television Marketing/Audience Research

The relative advertising rates charged by competing stations within a market depend primarily on the following factors:

•	the station’s ratings (households or people viewing its programs as a percentage of total television households or people in the viewing area);
•	audience share (households or people viewing its programs as a percentage of households or people actually watching television at a specific time);
•	the demographic qualities of a program’s viewers (primarily age and gender);
•	the demand for available air time;
•	the time of day the advertising will run;
•	competitive conditions in the station’s market, including the availability of other advertising media;
•	changes in advertising choices and placements in different media, such as new media, compared to traditional media such as television and radio; and
•	general economic conditions, including advertisers’ budgetary considerations.

Nielsen ratings provide advertisers with an industry-accepted measure of television viewing. Nielsen offers a ratings service measuring all television audience viewing. In recent years, Nielsen has modified the methodology of its ratings service in an effort to more accurately measure U.S. Hispanic viewing by using language spoken in the home as a control characteristic of its metered market sample. Nielsen has also added weighting by language as part of its local metered market methodology in many of our metered markets. Nielsen also continues to improve the methods by which it electronically measures television viewing, and has expanded its Local People Meter service to several of our markets. We believe that this improvement will continue to result in ratings gains for us, allowing us to further increase our advertising rates. We have made significant investments in experienced sales managers and account executives and have provided our sales professionals with research tools to continue to attract major advertisers.

Television Competition

We face intense competition in the television broadcasting business. In each local television market, we compete for viewers and revenue with other local television stations, which are typically the local affiliates of the four principal English-language television networks, NBC, ABC, CBS and Fox and, in certain markets, the CW Network. In certain markets, we also compete for Spanish-language viewers with the local affiliates or owned and operated stations of Telemundo, the Spanish-language television network owned by Comcast, as well as the Azteca America network and other Spanish-language networks.

We also directly or indirectly compete for viewers and revenue with both English- and Spanish-language independent television stations, other video media (both online and on demand), suppliers of cable television programs, direct broadcast satellite systems, newspapers, magazines, radio, applications for mobile media devices and other forms of entertainment and advertising. In certain markets we operate radio stations that indirectly compete for local and national advertising revenue with our television business. Additionally, advertisers allocate finite advertising budgets across different media. We believe the advent of new technologies and services may result in continued emphasis by certain advertisers on these new technologies and services as compared to legacy television.

We believe that our primary competitive advantages are the quality of the programming we receive through our affiliation with Univision and the quality of our local news programming. Univision’s primary network is the most-watched Spanish-language network in the United States during prime time among U.S. Hispanics. Similarly, our local news achieves strong audience ratings. Our early local news is ranked first or second among competing local newscasts regardless of language in its designated time slot in 10 of our television markets among adults 18-34 and 18-49 years of age, including ties, and in eight markets among adults 25-54 years of age, including ties.

Telemundo is the second-largest provider of Spanish-language content worldwide. Telemundo’s multiple platforms include the Telemundo Network, a Spanish-language television network featuring original productions, theatrical motion pictures, news and sporting events.

Radio

Overview

We own and operate 49 radio stations (38 FM and 11 AM), 46 of which are located in the top 50 Hispanic markets in the United States, and operate Entravision Solutions as our national sales representation division. According to Nielsen Media Research, our radio stations broadcast into markets with an aggregate of approximately 20 million U.S. Hispanics, which is approximately 40% of the Hispanic population in the United States. Our radio operations combine network and local programming with local time slots available for advertising, news, traffic, weather, promotions and community events. This strategy allows us to provide quality programming with significantly lower costs of operations than we could otherwise deliver solely with all locally produced programming.

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

Radio Formats. Each of our two radio networks produce a music format that is simultaneously distributed via MPLS with a high definition quality sound to our stations. Each of these formats appeals to different listener preferences:

•

“La Tricolor” airs on 13 of our stations and primarily targets male Hispanic listeners 18-49 years of age.  The format features Mexican regional music and includes “Carla La Plebe” during midday hours and “Erazno y La Chokolata”, a parody-based comedy program syndicated on an additional 81 stations, in the afternoon drive.

•

“La Suavecita” is a Mexican regional music format targeting Hispanic women 25-49 years of age and Hispanic adults 25-54 years of age that airs on 13 of our stations.  The format features Grupero/Cumbia music and includes “El Genio” Alex Lucas in the mornings; “El Show de Piolin” during midday hours; “Armida y La Flaka” in afternoon drive; and “Evenings with Mayra” at night.

We also broadcast in Spanish National Football League games, such as Sunday Night Football and the American Football Conference playoffs, carried on 26 radio stations.

Our radio networks are broadcast in 14 of the 16 radio markets that we serve. In addition, in markets where competing stations already offer programming similar to our network formats, or where we otherwise identify an available niche in the marketplace, we run alternative programming that we believe appeals to local listeners, including the following:

•

“José”, which airs in the Los Angeles market, targets Hispanic adults 25-54 years of age, This personality-driven format features a mix of Spanish-language adult contemporary and Mexican regional hits from the 1970s through the present, and features “El Genio” Alex Lucas in the mornings; “El Show de Piolin” in daytime; “Erazno y La Chokolata” in the afternoon drive; “Armida y La Flaka” in the evening; “Misterios Ocultos” with Mayra Berenice at night; and play-by-play soccer coverage of the Mexican national team, including coverage of the 2019 CONCACAF Gold Cup.

•	“Super Estrella”, which airs in the Los Angeles market, primarily targets Hispanic adults 25-49 years of age and features Spanish-language rock and pop artists.
•	In the El Paso market, we program “The Fox”, an English-language format that features classic rock and pop hits from the 1960s through the 1980s and targets primarily adults 25-54 years of age;
•

In the McAllen market, we program two English-language formats, “Q94.5 The Rock”, a classic rock-oriented format that targets primarily males 18-49 years of age, and “107.9 Mix FM”, a hit-based adult contemporary format targeting primarily women 18-49 years of age;

•	In the Orlando market, we program “Salsa 98.1”, a Spanish-language tropical hits format that features salsa, merengue and bachata and targets Hispanic adults 25-54 years of age;
•

In the Phoenix, El Paso, Lubbock, Stockton, Denver and Albuquerque markets, we program “ESPN Deportes”, a Spanish-language sports talk format targeting primarily Hispanic adults 18-54 years of age, that is provided to us by a third party pursuant to a network affiliation agreement; and

•

In the Sacramento market, we program two English-language formats, a contemporary hits format targeting primarily females 18-34 years of age and a young country format targeting primarily adults 18-49 years of age.

Our Radio Station Portfolio

The following table lists information concerning each of our owned and operated radio stations in order of market rank and its respective market:

Market	Market Rank (by Hispanic Households)	Station	Frequency		Format
Los Angeles-San Diego-Ventura, California	1	KLYY-FM KDLD-FM KDLE-FM KSSC-FM KSSD-FM KSSE-FM	97.5 103.1 103.1 107.1 107.1 107.1	MHz MHz MHz MHz MHz MHz	José (1) Super Estrella (1) Super Estrella (1) La Suavecita José (1) José (1)
Miami-Ft. Lauderdale-Hollywood, Florida	3	WLQY-AM	1320	kHz	Time Brokered (2)
Houston-Galveston, Texas	4	KGOL-AM	1180	kHz	La Suavecita
Phoenix, Arizona	9	KLNZ-FM KDVA-FM KVVA-FM KBMB-AM	103.5 106.9 107.1 710	MHz MHz MHz kHz	La Tricolor La Suavecita (1) La Suavecita (1) ESPN Deportes
Harlingen-Weslaco-Brownsville-McAllen, Texas	10	KFRQ-FM KKPS-FM KNVO-FM KVLY-FM	94.5 99.5 101.1 107.9	MHz MHz MHz MHz	Classic Rock (English) La Tricolor La Suavecita Adult Contemporary (English)
Sacramento-Stockton-Modesto, California	11	KRCX-FM KNTY-FM KHHM-FM KXSE-FM KMIX-FM KCVR-AM KTSE-FM KCVR-FM	99.9 101.9 103.5 104.3 100.9 1570 97.1 98.9	MHz MHz MHz MHz MHz kHz MHz MHz	La Tricolor Country (English) Contemporary Hit (English) La Suavecita La Tricolor ESPN Deportes La Suavecita (1) La Suavecita (1)
Orlando-Daytona Beach-Melbourne, Florida	12	WNUE-FM	98.1	MHz	Salsa 98.1
Albuquerque-Santa Fe, New Mexico	17	KRZY-FM KRZY-AM	105.9 1450	MHz kHz	La Suavecita ESPN Deportes
El Paso, Texas	19	KOFX-FM KINT-FM KYSE-FM KSVE-AM KHRO-AM	92.3 93.9 94.7 1650 1150	MHz MHz MHz kHz kHz	Oldies (English) La Suavecita La Tricolor ESPN Deportes Oldies (English)
Denver-Boulder, Colorado Aspen, Colorado	20	KJMN-FM KXPK-FM KMXA-AM KPVW-FM	92.1 96.5 1090 107.1	MHz MHz kHz MHz	La Suavecita La Tricolor ESPN Deportes La Tricolor
Las Vegas, Nevada	23	KRRN-FM KQRT-FM	92.7 105.1	MHz MHz	La Suavecita La Tricolor
Monterey-Salinas-Santa Cruz, California	35	KLOK-FM KSES-FM KMBX-AM	99.5 107.1 700	MHz MHz kHz	La Tricolor La Suavecita Time Brokered (2)
Yuma, Arizona-El Centro, California	39	KSEH-FM KMXX-FM KWST-AM	94.5 99.3 1430	MHz MHz kHz	La Suavecita La Tricolor Time Brokered (2)
Palm Springs, California	50	KLOB-FM	94.7	MHz	La Suavecita
		KPST-FM	103.5	MHz	La Tricolor
Lubbock, Texas	51	KAIQ-FM KBZO-AM	95.5 1460	MHz kHz	La Tricolor ESPN Deportes
Reno, Nevada	63	KRNV-FM	102.1	MHz	La Tricolor

Market rank source: Nielsen Media Research 2019 estimates.

(1)	Simulcast station.
(2)	Operated pursuant to a time brokerage arrangement under which we grant to third parties the right to program the station.

Radio Advertising

Substantially all of the revenue generated from our radio operations is derived from local and national advertising.

Local. Local advertising revenue is generated predominantly from advertising time sold to an advertiser or its agency that is placed from within a station’s market or directly with a station’s sales staff, and also from a third-party network inventory agreement, digital, and non-traditional revenue. Local advertising sales include sales to advertisers that are local businesses or advertising agencies, and regional and national businesses or advertising agencies, which place orders from within a station’s market or directly with a station’s sales staff. We employ our own local sales force, in each of our markets, that is responsible for soliciting local advertising sales directly from advertisers and their agencies. In 2018, local advertising revenue accounted for approximately 61% of our total radio revenue.

National. National advertising revenue generally represents spot and network revenue from advertising time sold to an advertiser or its agency that is placed from outside a station’s market. Entravision Solutions, one of our divisions, typically acts as our national sales representative to solicit national advertising sales on our Spanish-language radio stations. In 2018, national advertising revenue accounted for approximately 39% of our total radio revenue.

Radio Marketing/Audience Research

We believe that radio is an efficient means for advertisers to reach targeted demographic groups. Advertising rates charged by our radio stations are based primarily on the following factors:

•	the particular station’s ratings (people listening to its programs as a percentage of total people in the listening area);
•	audience share (people listening to its programs as a percentage of people actually listening to radio at a specific time);
•	the demographic qualities of a program’s listeners (primarily age and gender);
•	the demand for available air time;
•	the time of day that the advertising runs;
•	competitive conditions in the station’s market;
•	changes in advertising choices and placements in different media, such as new media, compared to traditional media such as television and radio; and
•	general economic conditions, including advertisers’ budgetary considerations.

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

Radio Competition

We face intense competition in the radio broadcasting business. The financial success of each of our radio stations and markets depends in large part on our audience ratings, our ability to maintain and increase our market share of overall radio advertising revenue and the economic health of the market and the nation. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic. Each of our radio stations competes for audience share and advertising revenue directly with both Spanish-language and English-language radio stations in its market, and with other media, such as newspapers, broadcast and cable television, magazines, outdoor advertising, satellite-delivered radio services, applications for mobile media devices, podcasts, and other forms of digital delivery, and direct mail advertising. In addition, in certain markets we operate television stations that indirectly compete for local and national advertising revenue with our radio business. Our primary competitors in our markets in Spanish-language radio are Univision, iHeartMedia Inc. (formerly Clear Channel Communications Inc.) and Spanish Broadcasting System, Inc. These and many of the other companies with which we compete are large national or regional companies that have significantly greater resources and longer operating histories than we do.

Factors that are material to our competitive position include management experience, a station’s audience rank in its market, signal strength and coverage, and audience demographics. If a competing station within a market converts to a format similar to that of one of our stations, or if one of our competitors upgrades its stations, we could suffer a reduction in ratings and advertising revenue in that market. The audience ratings and advertising revenue of our individual stations are subject to fluctuation and any adverse change in certain of our key radio markets could have a material adverse effect on our operations.

The radio industry is subject to competition from new media technologies that are being developed or introduced, such as:

•

audio programming available on cable television systems, broadcast satellite-delivered audio services, over-the-top applications on Internet-connected televisions, Internet content providers, streaming audio available over cellular telephones and smartphones, including easy-to-use mobile applications, podcasts, and other digital audio broadcast formats and playback mechanisms;

•

satellite- and internet protocol network-delivered digital audio services—with both commercial-free and lower commercial load channels—which have expanded their subscriber base and have introduced dedicated Spanish-language channels and linear streams of over-the-air radio stations; and

•	In-Band On-Channel™ digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional FM radio services.

Advertisers allocate finite advertising budgets across different media. We believe the advent of new technologies and services may result in continued emphasis by certain advertisers on these new technologies and services as compared to legacy radio. Accordingly, while we also believe that none of these new technologies and services can completely replace local broadcast radio stations due to the fact of localism that broadcast radio offers, the challenges from new technologies and services will continue to require attention from management. Among other things, we intend to continue to review potential opportunities to utilize such new technologies in our radio operations where appropriate.

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

Our Solutions and Technology Platform

Through our suite of digital advertising solutions, including the Headway Digital programmatic advertising platform, the Smadex demand side platform, the Mobrain mobile advertising platform and the Pulpo Media advertising network, we offer advertisers the opportunity to reach and engage with their target audiences by providing access to premium digital inventory at scale across a wide range of devices.  Our significant audience reach, access to a large volume of digital advertising space, sophisticated targeting capabilities and broad array of advertising formats allow us to deliver marketing solutions that can help grow our clients’ businesses. Through data analytics, we also enable advertisers to gain insights into the performance of their advertising campaigns and manage those campaigns with a view toward maximizing return on their advertising investment.

We believe that key benefits of our digital advertising solutions include the following:

Sophisticated targeting. Our platform and solutions specifically identify and reach online audiences across a wide range of Internet-connected devices.

We believe that one of the main strengths of our platform is that it accesses and analyzes large amounts of data to provide a multidimensional view of individual consumer profiles on an anonymous basis. This understanding allows advertisers to more effectively reach and engage consumers.

We have also developed a number of audience categories to which advertisers can target their advertisements. Audience categories can be based on a variety of user attributes, including location, demographics, affluence, intent, gender and interests. We identify these attributes and audience categories based upon information we have gathered about online users’ online activity on an anonymous basis, a process known as interest-based or online behavioral advertising. We analyze this data to build sophisticated user profiles and audience groups that, in combination with our proprietary data analytics and the real-time decision-making, optimization and targeting capabilities of our platform, enable us to deliver highly targeted advertising campaigns for our advertiser clients, as well as analytics to help them better understand audiences and consumers. As we deliver more advertisements, we are able to collect additional information about users, audiences and the effectiveness of particular advertising campaigns, which in turn enhances our targeting capabilities and allows us to deliver better performance for advertisers and better opportunities for our publisher partners to increase their revenue streams. In addition, advertisers are willing to pay a higher rate for digital advertising when deeper consumer data can be used to help them make their decisions about purchasing advertising and to engage with the consumers whom they desire to reach.

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

Scale and reach across a range of Internet-connected devices.  We enable advertisers to use our digital media advertising solutions to address their online and mobile advertising needs in seeking to reach their desired audiences at scale across a wide range of Internet-connected devices, including computers, smartphones and tablets.

Variety of advertising formats. We enable advertisers to deliver a variety of online and mobile advertising formats, including video advertisements, display banners, rich media and native advertising formats. We believe that these advertising formats provide an opportunity for advertisers to create a variety of advertising content that increases audience interaction and engagement, which in turn drives better results for advertisers.

Brand safety.  Our proprietary technology contextually evaluates the content of digital media sites on which we deliver advertisements in order to identify content that is most appropriate or desirable for an individual advertiser, and also ensure that advertisements are not being delivered within content that is identified as objectionable to the advertiser, such as content that contains distasteful or obscene language, violence, gambling, sex or criminal activity. We believe that the combination of our practice of selecting publisher partners and our proprietary technology provides a high level of brand safety for our advertisers.

Digital Advertising

We provide our advertiser clients with opportunities to reach their target audiences through brand advertising and performance-based advertising. Brand advertising is generally intended to establish a long-term, positive consumer attitude toward an advertiser or its product or service, and brand advertisers typically measure campaign effectiveness using metrics such as reach (how many consumers within the advertiser’s target audience were exposed to the advertisement) and frequency (how many times the consumer within the target audience was exposed to the advertisement). Performance-based advertising is generally intended to induce a specific action, such as clicking on an advertisement, and direct response advertisers typically measure campaign effectiveness using metrics related to consumer response to a particular advertisement.

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

We typically contract with advertisers or agencies through insertion orders, which set forth campaign parameters such as size and duration of the campaign, type of advertising format and pricing. Digital advertisers and their agencies submit advertising insertion orders to us and we fulfill those orders by delivering their digital advertisements to audiences through digital media properties. We are typically paid by advertisers on the basis of the number of viewer impressions occurring when an advertisement is delivered, known as a cost per thousand basis, or on the basis of the number or type of actions taken by viewers to whom an advertisement is delivered, known as a cost per action basis. We generally pay our publisher partners a negotiated percentage of this revenue. Prior to running an advertising campaign, the advertiser or agency may work with our creative team to provide the creative direction of the campaign and design in order to most effectively reach the audiences most desirable to it.

Our Digital Customers

Our digital customer base consists primarily of advertisers of all sizes and the advertising agencies that represent them. For the year ended December 31, 2018, we had over 4,000 advertising clients, including top brand advertisers from nearly all major industries, including automotive, consumer products, services, healthcare, telecommunications, travel, retail, finance and media.  Digital revenue from individual advertisers varies from period to period. We do not believe that our business is substantially dependent upon any individual advertiser or industry, and no individual advertiser represented more than 5% of our digital revenue for the year ended December 31, 2018.

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

We believe that the principal competitive factors in digital media include effective audience targeting capabilities, multi-device campaign delivery capability, proven and scalable technologies, audience scale and reach, relationships with leading advertisers and their respective agencies, brand awareness and reputation, ability to gather and use data to deliver more relevant advertisements, ability to ensure brand safety, ability to prevent click fraud and use of analytics to effectively measure performance. We believe that we compete favorably with respect to all of these factors and that we are well-positioned to be a leading provider of digital advertising solutions to reach audiences globally.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting and digital media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In our television and radio segments, our second and third fiscal quarters generally produce the highest net revenue for the year. In our digital segment, net revenue generally increases in each fiscal quarter over the course of the year. In addition, advertising revenue across our segments is generally higher during presidential election years (2016, 2020, etc.), resulting from significant political advertising and, to a lesser degree, Congressional mid-term election years (2018, 2022, etc.), resulting from increased political advertising, compared to other years.

Intellectual Property

We believe that our ability to protect our intellectual property is an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, copyrights, trademarks and contracts. We have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment of inventions agreements with employees, independent contractors, consultants and companies with which we conduct business. While we believe that such measures are generally effective, we cannot guarantee that such measures will adequately protect our intellectual property from use, misuse or infringement by others

In the course of our business, we use various trademarks, trade names and service marks, including our logos and FCC call letters, in our advertising and promotions, as well as proprietary technology platforms and other technology. Some of our technology relies upon third party licensed intellectual property. We do not hold or depend upon any material patent, government license, franchise or concession, except for our broadcast licenses granted by the FCC.

Employees

As of December 31, 2018, we had approximately 1,156 full-time employees worldwide.  Approximately 814 of those full-time employees were in the United States, including 559 full-time employees in our television segment, 217 full-time employees in our radio segment and 38 full-time employees in our digital media segment. As of December 31, 2018, three of our full-time television segment employees in the United States were represented by a labor union that has entered into a collective bargaining agreement with us.

We had 42 full-time employees in Mexico in our television segment, of whom 25 were covered by a collective bargaining agreement, which was most recently renewed on February 1, 2019 for a new term of two years.

In our digital segment, we had 145 full-time employees and seven part-time employees in Argentina, 81 full-time employees and seven part-time employees in Spain, 34 full-time employees in Mexico, 11 full-time employees in Uruguay, nine full-time employees in Israel, eight full-time employees in Colombia, seven full-time employees in Brazil, three full-time employees in Chile, one full-time employee in the United Kingdom, and one full-time employee in Costa Rica. None of these employees was a member of a union or covered by a collective bargaining agreement.

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

A time brokerage agreement with another television or radio station in the same market creates an attributable interest in the brokered television or radio station as well for purposes of the FCC’s local television or radio station ownership rules, if the agreement affects more than 15% of the brokered television or radio station’s weekly broadcast hours. Likewise, a joint sales agreement (“JSA”) involving radio stations creates a similar attributable interest for the broadcast station that is undertaking the sales function. As for television stations, the FCC adopted and then eliminated the concept of attribution for television JSAs, in its quadrennial ownership proceeding that is subject to judicial review. The action involving the elimination of attribution for television stations is subject to judicial review as part of the FCC’s 2014 Quadrennial Review process.

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

Pursuant to the Communications Act, the FCC is required, on a quadrennial basis, to review its media ownership rules. In 2014, the FCC initiated a new Quadrennial Review and incorporated the existing 2010 record into that proceeding.  Among the actions ultimately taken by the FCC were ones to eliminate the newspaper/broadcast cross-ownership rule, eliminate the radio-television cross-ownership rule, eliminate the so-called “eight voices” test that made it difficult to own more than one station in a smaller market, and to allow for a case-by-case review of the prohibition on ownership of the two of the top four stations in a market. The 2014 proceeding was ultimately completed in late 2016, then reconsidered in late 2017, and is presently the subject of judicial review. The next Quadrennial Review was commenced in late 2018.

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

The FCC requires that licensees must not discriminate in hiring practices. It has recently released new rules that will require us to adhere to certain outreach practices when hiring personnel for our stations and to keep records of our compliance with these requirements. The FCC’s Equal Employment Opportunity, or EEO, rules set forth a three-pronged recruitment and outreach program for companies with five or more full-time employees that requires the wide dissemination of information regarding full-time vacancies, notification to requesting recruitment organizations of such vacancies, and a number of non-vacancy related outreach efforts such as job fairs and internships. Stations are required to collect various information concerning vacancies, such as the number filled, recruitment sources used to fill each vacancy, and the number of persons interviewed for each vacancy. While stations are not required to routinely submit information to the FCC, stations must place an EEO report containing vacancy-related information and a description of outreach efforts in their public file annually. Stations must submit the annual EEO public file report as part of their renewal applications, and television stations with five or more full-time employees and radio stations with more than ten employees also must submit the report midway through their license term for FCC review. Stations also must place their EEO public file report on their Internet websites, if they have one. The EEO rules do not materially affect our operations. Failure to comply with the FCC’s EEO rules could result in sanctions or the revocation of station licenses.

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

We continue to explore and develop, subject to our legal rights to do so, and the economic opportunities available to us, the distribution of our programming in alternative modes, such as by delivery on the Internet through services known as “over-the-top” or “OTT”  services, by multicast delivery services, and to individuals possessing wireless mobile reception devices.

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

Digital Television Services. The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television has improved the technical quality of television signals and provides broadcasters the flexibility to offer new services, including high-definition television and broadband data transmission. The digital transition for full-power television stations was completed in 2009.

The FCC has required full-power and Class A television stations in the United States to operate in digital television.  The transition date for low-power television stations to convert to digital or halt operations has been postponed until July 13, 2021. We have timely completed the digital transition of all of our full-power and Class A television stations to the digital mode. We are in the process of transitioning certain of our low-power stations to the digital mode where we believe is in our best interest to do so. We will make additional decisions during the post-incentive auction and repacking period, as we determine the availability of spectrum to accommodate our low-power television stations.

The FCC has adopted rules to permit low-power stations to operate on a paired or stand-alone basis in digital service. We have secured authority for certain of our low-power stations to have paired operations or operate in digital. In certain cases, we have requested authority to “flash cut” certain of our low-power stations to digital service. In those markets where no spectrum was available for paired operations, we will make a decision to switch individual stations from analog to digital service based on the viewing patterns of our viewers. We continue to review future use of certain of our low-power stations that continue to operate in analog and will determine whether to switch them to digital in advance of the 2021 deadline.

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

Other Proceedings. The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-power stations in those markets where the satellite operators have implemented local-into-local service. SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA. SHVERA extended the ability of satellite operators to implement local-into-local service. SHVERA expired in late 2009, but was extended in May 2010 by the Satellite Television Extension and Localism Act, or STELA. STELA provided a further five-year extension of the “carry one/carry all” rule earlier adopted in SHVIA and SHVERA and was further renewed in late 2014 under the terms of the STELA Reauthorization Act of 2014, or STELAR. STELAR will expire in 2019 and it is expected that renewal legislation will be introduced and, we expect, enacted. To the extent we have decided to secure our carriage on DBS through retransmission consent agreements, the “carry one/carry all” rule is no longer relevant to us. The FCC has been undertaking a proceeding dealing with the revitalization of the AM band and the results may affect the ability of certain of our AM radio stations to improve their signal carriage.

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

In order to achieve this spectrum reallocation, Congress enacted legislation and the FCC established a mechanism for broadcasters to participate in a “voluntary incentive auction” in which interested station owners would offer the spectrum usage rights of their stations in a “reverse auction”, providing spectrum usage rights for wireless operators to purchase in a simultaneous or future “forward auction”. Through a series of rulemaking proceedings, the FCC established how stations would be valued, what percentage of the auction payments would go to broadcasters, and what rights, if any, stations that relinquished spectrum usage rights or stations agreeing to share spectrum usage rights would retain following the completion of the auction process. Following the completion of the auction process in April 2017, the FCC provided for a repacking of the television band, commencing in late 2018 and extending until mid-2020, in order to deal with the reduction in spectrum available for over-the-air broadcast stations.  This repacking will have an impact certain of our full-service and Class A stations which have to be relocated, and the levels of interference protection and other regulatory provisions may be altered to accommodate the reduction in available broadcast channels. The FCC has been authorized to use certain of the proceeds derived from the auction to reimburse broadcasters for certain costs associated with such repacking and where our stations are affected by the repacking, we have sought reimbursement to limit the economic impact of repacking on us. We have commenced the repacking of our stations which, as of the present time, are in compliance with the FCC’s schedule for undertaking the transition to post-auction channels.

The incentive auction process resulted in the FCC recovering from broadcasters 84 MHz, or the equivalent of 14 television channels of 6 MHz each.  The reduction in the amount of spectrum recovered, from 120 MHz to 84 MHz, set the stage for the repacking process, affecting certain of our broadcast television stations.

We applied to participate in the reverse auction to monetize a portion of our spectrum usage rights.  We returned the spectrum for four of our full-service and Class A stations and we received proceeds of approximately $264 million in 2017.  Under the terms of the incentive auction, stations that returned their spectrum were entitled to engage subsequently in channel sharing arrangements.  Under a channel sharing arrangement, a station that has returned spectrum (known as a sharee) enters into an agreement, meeting certain requirements set by the FCC, with another station that has not returned spectrum (known as the sharer), and the two parties then divide the authorized spectrum of the sharer enabling both to continue to transmit programming but with smaller amounts of bandwidth.  A reduction in bandwidth may reduce the ability of a station in offering multicast programming and the revenue that can be derived from such service.  In the case of two of our stations that returned spectrum, they are engaged in channel sharing with other of our stations.  In the case of the other two stations, we have signed channel sharing agreements with third parties and expended certain of the incentive auction proceeds as consideration for the third parties to serve as our hosts. All of those channel sharing arrangements are now in full operation.

The reduction in available spectrum arising from the post-auction repacking process may also have a detrimental impact on low-power stations (other than Class A stations), which are not protected owing to their secondary status.

Regulation of Digital Advertising

We are subject to many United States federal and state laws and regulations, as well as laws and regulations of other jurisdictions, applicable to businesses engaged in providing digital media advertising services. These laws potentially can affect our business to the extent they restrict our business practices, increase our cost of compliance or impose a greater risk of liability. These laws and regulations continue to evolve and may substantially impact our ability to derive revenue from targeted digital and other advertising and marketing, and are likely to impose additional compliance costs on our operations.

Compliance with privacy, data protection and data security laws plays a significant role in our business. In the United States, both federal and state laws regulate activities inherent to digital advertising, including the collection, use, sharing, and distribution of consumer data by us and by companies with which we do business in the course of providing digital media services. We also rely on the services of third parties in gathering, using and storing consumer data, and these parties’ compliance with applicable laws affects our own compliance status. Because we interact with consumers outside the United States and provide services to advertisers who themselves interact with those consumers, the laws of other jurisdictions may also apply to the types of services we provide and to the gathering, use, and sharing of the personal information of our viewers, listeners, and digital media users. Privacy and data protection regulations have gained substantial publicity and attention in light of growing consumer expectations both for enhanced services as well as privacy, especially in light of publicized data breach incidents and allegations of undisclosed and uncontested use of consumers’ personal information, and increasingly are the subject of regulatory attention and enforcement as well as private litigation often taking the form of consumer class actions. The regulatory standards continue to evolve in ways that impose additional compliance costs and risks on businesses, like ours, that possess and/or process consumer data. Of particular importance is the enactment of the California Consumer Privacy Act that will become effective on January 1, 2020. The CCPA imposes new restrictions on the use of personal information and substantially expands the definition of covered personal information to include geolocation information and device location data, among other categories of information. The CCPA also provides rights and remedies to individual consumers, including the right to object to certain marketing uses of their information. Because of our targeted digital advertising strategies, we will be required to implement procedures to implement and recognize these rights and restrictions, imposing both operational costs and potential loss of revenues. The impact of the CCPA likely will extend beyond our California markets as it may be impractical to maintain parallel compliance processes across our markets.

Online advertising activities in the United States primarily have been subject to regulation and enforcement by the Federal Trade Commission, or FTC, which principally relies on its enforcement authority under Section 5 of the Federal Trade Commission Act to investigate and respond to allegedly unfair or deceptive acts and practices. Section 5 has been the primary regulatory tool used to respond to claims of deceptive or inadequate privacy policies, inadequate data security practices and misuse of consumer data. The FTC’s enforcement focus has included close attention to the mobile advertising industry. For example, in December 2012, the FTC adopted amendments to rules under the Children's Online Privacy Protection Act, or COPPA, which went into effect in July 2013. These amendments broaden the potential applicability of COPPA compliance obligations to our activities and those of our clients when interacting with children. In addition, the FTC’s testimonial and endorsement guidelines were updated in late 2009 and provide additional and expanded guidance for advertising practices using endorsements, testimonials, and similar content. In addition to formal rules and guidelines, the FTC’s active enforcement in the digital media industry creates evolving precedent for challenging digital advertising practices as deceptive or unfair.  State consumer protection laws and the enforcement of those laws by state attorneys general also impose substantial compliance risks on our business.  By way of further example, California’s parallel children’s privacy law also has been expanded and potentially reaches consumers not covered by COPPA. Because we rely upon third parties to assist us in operating and managing digital advertising and marketing strategies, our compliance obligations (and attendant risks) include the acts and omissions of those third parties.

The FTC has devoted particular attention to businesses within the digital media channel where the FTC has determined that potentially abusive practices have occurred or are likely to occur. The FTC focuses its enforcement resources on the accuracy of consumer disclosures, data security, data practices transparency, consumer tracking, and data aggregation. More recently, the FTC has communicated its intention to focus on the use of data to disadvantage vulnerable or minority communities, and particular attention has been paid to data brokers and aggregators of the type that may assist us in creating consumer profiles and in serving advertisements. In some circumstances, the FTC has taken the position that advertisers may be liable for the acts of channel partners and has successfully brought enforcement actions against parties based on the activities of their channel partners. This creates the possibility of enforcement risk for acts other than our own.

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

The European Union, or EU, and its member states traditionally regulated digital advertising practices pursuant to Directive 95/46/EC (commonly known as the “Data Protection Directive”) and implementing national legislation. Effective as of May 1, 2018, the EU’s General Data Protection Regulation (“Regulation”) replaced the Data Protection Directive. The Regulation reaches a greater range of data processing practices that occur outside the EU than was the case under the Data Protection Directive, imposes substantially greater penalties for its violation, and imposes greater notice, consent, and data processing obligations than did the Data Protection Directive. Current and developing EU law, among other things, requires advertisers to obtain specific types of explicit notice to and consent from individuals before using cookies or other technologies to track individuals and their online behavior and deliver targeted advertisements, increases monetary penalties for non-compliance, extends the extraterritorial reach of EU data protection laws, and grants consumers the rights in some circumstances to require that their data no longer be stored or processed. It remains a possibility that additional legislation may be passed or regulations may be enacted in the future. The Regulation increases monetary penalties for its breach that can equal 4% of an enterprise’s gross global turnover.  The decision by the United Kingdom to withdraw from the EU, and the current lack of a negotiated framework for the withdrawal, including the absence of a means of maintaining free flows of information between the EU and the United Kingdom, have created new uncertainty as to the scope and content of U.K. privacy laws. Additionally, other jurisdictions continue to develop enhanced data protection and security laws.

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

Additionally, in the United States and, increasingly, in other jurisdictions, consumers are provided private rights of action to file civil lawsuits, including class action lawsuits, against companies that conduct business in the digital media industry, including makers of devices that display digital media, providers of digital media, operating system providers, third party networks and providers of Internet-connected devices and related services. Plaintiffs in these lawsuits have alleged a range of violations of federal, state and common law, including computer trespass and violation of privacy laws. Recent appellate decisions have affirmed the standing of consumers to initiate class and mass action litigation to remedy breaches of their privacy rights and injuries resulting from data breaches. State attorneys general in most states have the authority to bring similar actions on behalf of their residents.

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

Our total indebtedness was approximately $246.2 million as of December 31, 2018. A significant portion of our cash flow from operations is and will continue to be used to service our debt obligations, and our ability to obtain additional financing is limited by the terms of the 2017 Credit Agreement. We may not have sufficient future cash flow to meet our debt payments, or we may not be able to refinance any of our debt at maturity. We have pledged all of our domestic assets and our existing and future domestic subsidiaries to our lenders as collateral. Our lenders could proceed against the collateral to repay outstanding indebtedness if we are unable to meet our debt service obligations. If amounts outstanding under the 2017 Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full the money owed to such lender.

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

Historically, we have a history of net losses in some periods and net income in other periods, although in recent years, we have not experienced net losses. Were we to experience net losses again, our ability to comply with the 2017 Credit Agreement and continue to operate our business as it is presently conducted, could be jeopardized.

We reported net income of $12.2 million and had positive cash flow from operations of $33.8 million for the year ended December 31, 2018. We reported net income of $175.7 million and had positive cash flow from operations of $301.5 million for the year ended December 31, 2017. Additionally, as of December 31, 2018, we had an accumulated deficit of $528.2 million. If we were to experience net losses and/or declining net revenue over a period of time, there could be an adverse effect on our liquidity and capital resources. In addition, if events or circumstances occur such that we were not able to generate positive cash flow and operate our business as it is presently conducted, we may be required to obtain additional equity or debt financing, refinance our existing debt, sell assets and/or curtail certain operations. There is no assurance that any such transactions, if required, could be consummated on terms satisfactory to us or at all. Any default under our 2017 Credit Facility, or inability to renegotiate such agreements or obtain additional financing if needed, would have a material adverse effect on our overall business and financial condition.

If we are not able to properly remediate material weaknesses or are otherwise unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our stock exchange listing or prevent fraud.

As reported in “Item 9A—Controls and Procedures” contained in this report, management identified a material weakness in our internal control over financial reporting for the fiscal year ended December 31, 2017 with respect to our 2017 acquisition of 100% of several entities collectively doing business as Headway (“Headway”). While we have implemented certain measures that we believe will remediate this material weakness, we have not yet fully remediated this material weakness and we can provide no assurance that our remediation efforts will be effective.

In addition, management identified two other material weaknesses in our internal control over financial reporting for the fiscal year ended December 31, 2018.  Management has discussed them with the Audit Committee and is in the process of identifying the steps necessary to design a remediation plan and remediate the material weaknesses.

Under standards established by the Securities and Exchange Commission, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected or corrected on a timely basis.

If additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or the existing material weaknesses are not fully remediated, there exists a risk that our consolidated financial statements may contain material misstatements that are unknown to us at that time, and such misstatements could require us to restate our financial results. Our management or our independent registered public accounting firm may identify other material weaknesses in our internal control over financial reporting in the future. The existence of a material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Exchange Act, which could consequently result in the New York Stock Exchange delisting our Class A common stock or other regulatory actions that may be initiated against us by the SEC. Any of these events could have a material adverse effect on the market price of our Class A common stock or on our business, financial condition and results of operations.

Our ability to generate the significant amount of cash needed to service our indebtedness and financial obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. In addition, we may not be able to pay amounts due on our indebtedness.

As of December 31, 2018, we had outstanding total indebtedness of approximately $246.2 million. Our ability to make payments on and refinance our indebtedness, including the amounts borrowed under our 2017 Credit Facility and other financial obligations, and to fund our operations will depend on our ability to generate substantial operating cash flow. Our cash flow generation will depend on our future performance, which is subject to many factors, including prevailing economic conditions and financial, business and other factors, many of which are beyond our control.

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

Subject to certain restrictions contained in our 2017 Credit Agreement, we plan to continue to evaluate opportunities to make future acquisitions as opportunities present themselves, in a manner that is consistent with our overall acquisition strategy.  We cannot accurately predict the timing, size, and success of any currently planned or future acquisitions.  We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify.  Additionally, unforeseen expenses, delays and competition frequently encountered in connection with pursuing acquisition targets could inhibit our growth and negatively impact our operating results.

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

Outside the United States, our digital media segment engages in business operations that are located primarily in Spain, Mexico, Argentina and other Latin American countries. We are subject to certain risks inherent in business operations outside the United States. These risks include but are not limited to geopolitical concerns, local politics, governmental instability, socioeconomic disparities, fiscal policies, high inflation and hyper-inflation, currency fluctuations, currency exchange controls, restrictions on repatriating foreign-derived profits to the United States, local regulatory compliance, punitive tariffs, unstable local tax policies, trade embargoes, import and export license requirements, trade restrictions, greater difficulty collecting accounts receivable, unfamiliarity with local laws and regulations, differing legal standards in enforcing or defending our rights in courts or otherwise, the possibility of less favorable intellectual property protection than is provided in the United States, changes in labor conditions, difficulties in staffing and managing international operations, difficulties in finding personnel locally who are capable of complying with the requirements of reporting by a U.S. reporting company, and other cultural differences. Foreign economies may differ favorably or unfavorably from the U.S. economy in growth of gross domestic product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions, and in many other respects.

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

Certain of the countries in which we operate historically have been deficient in U.S.-style local management and internal financial reporting concepts and practices, as well as in modern banking and other control systems. We may have difficulty in hiring and retaining a sufficient number of locally-qualified employees to work in such countries who are capable of satisfying all the obligations of a U.S. public reporting company. As a result of these factors, we may experience difficulty in establishing adequate management, legal and financial controls (including internal controls over financial reporting), collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices in such countries that meet U.S. standards as in effect from time to time.

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
•

for our television and radio segment, the health of the economy in the markets where our television and radio stations are located and in the nation as a whole, and for our digital segment, the health of the economy in the markets where our digital advertising customers, publishers and audiences are located, and globally as a whole;

•	the popularity of our programming and that of our competition;
•	changes in the makeup of the population in the markets where our stations are located;
•

the activities of our competitors, including increased competition from other forms of advertising-based mediums, such as other broadcast television stations, radio stations, MVPDs, Internet and broadband content providers, and publishers and digital advertising technology companies serving in the same markets;

•	changes in advertising choices and placements in different media, such as new media, compared to traditional media such as television and radio; and
•	other factors that may be beyond our control.

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

Goodwill and intangible assets totaled $351.5 million and $348.7 million at December 31, 2018 and 2017, respectively, primarily attributable to acquisitions in prior years. At the date of these acquisitions, the fair value of the acquired goodwill and intangible assets equaled its book value.

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

Univision’s ownership of our Class U common stock may make some transactions difficult or impossible to complete without Univision’s consent.

Univision is the holder of all of our issued and outstanding Class U common stock. Although the Class U common stock has limited voting rights and does not include the right to elect directors, we may not, without the consent of Univision, merge, consolidate or enter into a business combination, dissolve or liquidate or dispose of any interest in any FCC license with respect to television stations which are affiliates of Univision, among other things. Univision’s ownership interest may have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without Univision’s support or due to Univision’s then-existing media interests in applicable markets.

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

Our television stations compete for audiences and advertising revenue primarily on the basis of programming content and advertising rates. Audience ratings are a key factor in determining our television advertising rates and the revenue that we generate. If Univision’s programming success or ratings were to decline, it could lead to a reduction in our advertising rates and advertising revenue on which our television business depends. Univision’s relationships with Televisa is important to Univision’s, and consequently our, continued success. If Televisa were to stop providing programming to Univision for any reason, and Univision were unable to provide us with replacement programming of comparable quality, it could have a material adverse effect on our business and results of operations. Additionally, by aligning ourselves closely with Univision, we might forego other opportunities that could diversify our television programming and avoid dependence on Univision’s television networks.

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

As of April 5, 2019, Walter F. Ulloa, and stockholders affiliated with him, collectively hold approximately 57.2% of the voting power of our common stock. Under Delaware law, these stockholders, by themselves, have the power to elect all the directors of our company and determine the outcome of most matters placed before the stockholders for action.

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

We operate in highly competitive industries. Our television stations, radio stations and digital media platforms compete for audiences and advertising with other television stations, radio stations and digital media platforms, as well as with other forms of media. Advances in technologies or alternative methods of content delivery, as well as changes in audience or advertiser expectations driven by changes in these or other technologies and methods of content delivery, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, text messaging, streaming video and downloaded content from mobile phones, tablets and other personal video and audio devices. For example, devices that allow users to view or listen to television or radio programs on a time-shifted basis, and technologies which enable users to fast-forward or skip advertisements altogether, such as DVRs and mobile devices, are causing changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of mobile devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations. Additionally, MVPDs, direct-to-home satellite operators, and other sources have implemented OTT services services, operated by MVPDs and others, including Dish Network, DirecTV, YouTube, and Sony) that allow them to transmit targeted programming or limited bundles of broadcast and non-broadcast programming that may or may not include our stations over the Internet to audiences, potentially leading to increased competition for viewers in our markets. New technologies and methods of buying advertising present an additional competitive challenge, as competitors offer products and services such as the ability to purchase advertising programmatically or bundled offline and online advertising, aimed at capturing advertising spend that previously went to broadcasters.

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

We may be subject to disruptions, breaches or cyber-attacks of our secured networks and information technology systems caused by illegal hacking, criminal fraud or impersonation, computer viruses, acts of vandalism or terrorism or employee error, and our security measures or those of any third party service providers we use may not detect or prevent such security breaches. We may incur significant costs to investigate, eliminate or alleviate cybersecurity breaches and vulnerabilities, which could be significant, and our efforts to protect against such breaches or vulnerabilities may not be successful. Any such compromise of our information security or the third-party providers on which we rely could also result in the unauthorized publication of our confidential business or proprietary information or the unauthorized release of customer or employee data or a violation of privacy or other laws in the jurisdictions in which we operate. Any of the foregoing could irreparably damage our reputation and business and/or expose us to material monetary liability, which could have a material adverse effect on our results of operations.

Legislation and regulation of digital media businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our digital media technology platform or business model.

U.S. and foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising, including, for example, the online collection and use of anonymous user data and unique device identifiers, such as IP address or unique mobile device identifiers, geo-location data, biometric data, and other privacy and data protection regulation. Some authorities have applied competition rules to regulate digital advertising practices which may result in structural changes to advertising practices. Such legislation or regulations could affect the costs of doing business online, and could reduce the demand for our digital solutions or otherwise harm our digital operations. For example, a wide variety of state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, such measures may not always be effective. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices. These laws and regulations may impose obligations that are inconsistent with or interfere with our ability to comply with other legal obligations. Any failure, or perceived failure, by us to comply with U.S., federal, state, or international laws, including laws and regulations governing privacy, data security or consumer protection, could result in proceedings against us by governmental entities, consumers or others. Any such proceedings could force us to spend significant amounts in defense of these proceedings, distract our management, result in fines or require us to pay significant monetary damages, damage our reputation, adversely affect the demand for our services, increase our costs of doing business or otherwise cause us to change our business practices or limit or inhibit our ability to operate or expand our digital operations. Because we, at times, rely on third parties to perform functions on our behalf, non-compliance by these third parties with laws and regulations relating to the services they provide to us may subject us to additional legal exposure.

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

While we expect the amount of revenues generated from our retransmission consent agreements to continue to grow in the near-term and beyond, the rate of growth of such revenue may not continue at recent or current rates and may be detrimentally affected by network program suppliers seeking reverse network compensation, the growing concentration in the MVPD industry, and the impact of on-demand and OTT program services that are resulting in reduced numbers of MVPD subscribers, all of which may result in the amounts that MVPDs are willing or able to pay for our programming.

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

With the advent of mobile wireless communications and its use not only for voice but for broadband distribution, the need for spectrum has grown. The FCC has sought to increase the amount of spectrum available for use by wireless broadband services at the expense of over-the-air broadcast services. Available sources of such spectrum are limited and the spectrum allotted for television broadcasting as a source for such spectrum repurposing has been identified as containing spectrum that the FCC seeks to recover in part and make available for wireless broadband use. The FCC has been required by statute to undertake and has now completed an incentive auction involving relinquishing and repurposing broadcast spectrum usage rights that have been auctioned off for what is expected to be wireless service use.  While existing broadcasters that did not relinquish spectrum usage rights as part of the incentive auction are entitled to have their service protected, the future of broadcasting with a smaller and repacked broadcast band cannot be known until the entire process is completed in 2020.  In this regard, it cannot be certain how the FCC’s efforts to secure additional spectrum for mobile wireless communications and the incentive auction, including the results of our participation in the incentive auction process and repacking processes that accompany the redistribution of reduced broadcast spectrum, will affect television broadcasting in general and our operations in particular.  There will be many changes in the industry that will depend on the repurposing of spectrum previously used for over-the-air broadcasting, the ultimate results arising from the repacking of broadcast spectrum, the relocation of certain broadcast stations to new positions in the broadcast band during the 39-month repacking period, and the actions and reactions of broadcasters and the viewing public in responding to the new and different broadcast spectrum environment.

There are significant political, legal and technical issues to overcome and be considered by us as the changes in spectrum operation and usage occur. We are giving consideration to all of the implications of the expected changes in how spectrum will be made available for broadcasting and how it will be used and expect to have a better idea of the changes upon evaluating the marketplace following the completion of the incentive auction process in 2020.

Changes in the competitive landscape or technology may impact our ability to monetize our spectrum assets.

With the proliferation of mobile devices, new and expanding mechanisms for the distribution of video programming, and advances in technology that have freed up spectrum capacity, the monetization of our spectrum usage rights has become an integral part of our business in recent years.  We rely on the demand to broadcast multicast networks and demand from telecommunications operators to operate interference free in our markets in order to monetize our spectrum. There are no assurances that this demand will continue in future periods.  Additionally, program offerings and how they are made available as well as technology involving the utilization of spectrum are evolving rapidly. If we were not able, for technological, business or other reasons, to adapt to these changes in technology on a timely and effective basis, our ability to monetize our spectrum assets could be affected and have an adverse impact on our results of operations.

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

Our corporate headquarters are located in Santa Monica, California. We lease approximately 16,000 square feet of space in the building housing our corporate headquarters under a lease expiring in January 2021. We also lease approximately 41,000 square feet of space in the building housing our radio network headquarters in Los Angeles, California, under a lease expiring in December 2026.

The types of properties required to support each of our television stations, radio stations and digital operations typically include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. The majority of our office, studio and tower facilities are leased pursuant to long-term leases. We also own the buildings and/or land used for office, studio and tower facilities at certain of our television and/or radio properties. We own substantially all of the equipment used in our television and radio broadcasting business. We believe that all of our facilities and equipment are adequate to conduct our present operations. We also lease certain facilities and broadcast equipment in the operation of our business. See Note 14 to “Notes to Consolidated Financial Statements”.

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

Market Information

Our Class A common stock has been listed and traded on The New York Stock Exchange since August 2, 2000 under the symbol “EVC.”

As of April 5, 2019, there were approximately 107 holders of record of our Class A common stock. We believe that the number of beneficial owners of our Class A common stock substantially exceeds this number.

Performance Graph

The following graph, which was produced by S&P Global Market Intelligence, depicts our performance for the period from December 31, 2013 through December 31, 2018, as measured by total stockholder return calculated on a dividend reinvestment basis, on our Class A common stock compared with the total return of the S&P 500 Index and the S&P Broadcasting & Cable TV Index. This graph assumes $100 was invested in each of our Class A Common Stock, the S&P 500 Index and the S&P Broadcasting & Cable TV Index as of the market close on December 31, 2013. Upon request, we will furnish to stockholders a list of the component companies of such indices.

We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Entravision Communications Corporation, the S&P 500 Index

and the S&P Broadcasting Index

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Entravision Communications Corporation	100.00	108.21	130.65	120.73	126.52	54.02
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
S&P Broadcasting Index	100.00	83.94	68.69	83.23	80.68	70.92

Dividend Policy

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders:
Incentive Stock Plans (1)	1,114,500		$2.45	(2)	4,148,415
Employee Stock Purchase Plan	N/A	(3)	N/A	(3)	3,997,062
Total	1,114,500		$2.45		8,145,477

(1)

Represents information with respect to both our 2000 Omnibus Equity Incentive Plan and our 2004 Equity Incentive Plan. No options, warrants or rights have been issued other than pursuant to these plans.

(2)	Weighted average exercise price of outstanding options; excludes restricted stock units.
(3)

Our 2001 Employee Stock Purchase Plan, or ESPP, permits full-time employees to have payroll deductions made to purchase shares of our Class A common stock during specified purchase periods. The purchase price is the lower of 85% of (1) the fair market value per share of our Class A common stock on the last business day before the purchase period begins and (2) the fair market value per share of our Class A common stock on the last business day of the purchase period. Consequently, the price at which shares will be purchased for the purchase period currently in effect is not known. We suspended the ESPP in 2009, and our Board of Directors terminated the plan on December 13, 2018. All shares registered and unsold pursuant to the plan were deregistered with the SEC effective February 20, 2019.

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

As of December 31, 2018, we repurchased to date a total of approximately 4.5 million shares of Class A common stock at an average price of $4.23 since the beginning of share repurchase program, for an aggregate purchase price of approximately $19.1 million. All repurchased shares were retired as of December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 and with respect to our consolidated balance sheets as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included herein.

Certain year-to-year comparisons for the year ended December 31, 2017, and certain amounts as of December 31, 2017, reflect adjustments made to certain amounts for such period and date. See Note 3 to Notes to Consolidated Financial Statements.

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

(In thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Net Revenue:
Revenue from advertising and retransmission consent	$294,839	$272,091	$258,514	$243,484	$242,038
Revenue from spectrum usage rights	2,976	263,943	—	10,650	—
	$297,815	$536,034	$258,514	$254,134	$242,038

Cost of revenue - television (spectrum usage rights)	—	12,340	—	—	—
Cost of revenue - digital media (1)	45,096	32,998	9,536	7,242	2,993
Direct operating expenses	125,242	119,283	113,439	110,323	104,874
Selling, general and administrative expenses	51,535	49,116	46,798	42,815	37,806
Corporate expenses	26,865	27,937	24,543	22,520	21,301
Depreciation and amortization	16,273	16,411	15,342	15,989	14,663
Change in fair value contingent consideration	(1,202)	—	—	—	—
Impairment charge	—	—	—	—	735
Foreign currency (gain) loss	1,616	350	—	—	—
Other operating (gain) loss	(1,187)	(262)	—	—	—
	264,238	258,173	209,658	198,889	182,372
Operating income (1)	33,577	277,861	48,856	55,245	59,666
Interest expense	(15,743)	(16,709)	(15,469)	(13,047)	(13,904)
Interest income	3,973	774	300	45	50
Dividend income	1,475	—	—	—	—
Gain (loss) on debt extinguishment	(550)	(3,306)	(161)	(204)	(246)
Impairment loss on investment	(1,320)	—	—	—	—
Income (loss) before income taxes (1)	21,412	258,620	33,526	42,039	45,566
Income tax (expense) benefit (1)	(7,877)	(82,612)	(13,121)	(16,414)	(18,444)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate (1)	13,535	176,008	20,405	25,625	27,122
Equity in net income (loss) of nonconsolidated affiliate	(1,374)	(310)	—	—	—
Net income (loss) (1)	$12,161	$175,698	$20,405	$25,625	$27,122

Net income (loss) per share, basic (1)	$0.14	$1.95	$0.23	$0.29	$0.31
Net income (loss) per share, diluted (1)	$0.13	$1.91	$0.22	$0.28	$0.30

Cash dividends declared per common share, basic	$0.20	$0.16	$0.13	$0.11	$0.10
Cash dividends declared per common share, diluted	$0.20	$0.16	$0.12	$0.10	$0.10

Weighted average common shares outstanding, basic	89,115,997	90,272,257	89,340,589	87,920,230	88,680,322
Weighted average common shares outstanding, diluted	90,328,583	91,891,957	91,303,056	90,295,185	90,943,734

	Years Ended December 31,
	2018	2017	2016	2015	2014
Other Data:
Capital expenditures	$15,717	$12,688	$9,308	$13,548	$9,111
Balance Sheet Data:
Cash and cash equivalents	$46,733	$39,560	$61,520	$47,924	$31,260
Total assets (1)	690,409	766,139	517,921	524,962	527,767
Long-term debt, including current portion	243,541	295,489	290,447	313,337	340,313
Total stockholders' equity (1)	$332,732	$348,275	$183,456	$167,273	$145,558

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3 to Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2018, 2017 and 2016 and consolidated financial condition as of December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

Certain year-to-year comparisons for the year ended December 31, 2017, and certain amounts as of December 31, 2017, reflect adjustments made to certain amounts for such period and date. See Note 3 to Notes to Consolidated Financial Statements.

OVERVIEW

We are a leading global media company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Our operations encompass integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media. Our net revenue for the year ended December 31, 2018 was $297.8 million. Of that amount, revenue attributed to our television segment accounted for 51%, revenue attributed to our digital media segment accounted for 27%, and revenue attributed to our radio segment accounted for 22%.

We own and/or operate 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also operate Entravision Solutions as our national sales representation division, through which we sell advertisements and syndicate radio programming to more than 100 markets stations across the United States. We also provide digital advertising solutions that allow advertisers to reach primarily online Hispanic audiences worldwide. We operate a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites; the digital media sites of our publisher partners; and on other digital media sites we access through third-party platforms and exchanges.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements that are entered into with MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when display or other digital advertisements record impressions on the websites of our third party publishers or as the advertiser’s previously agreed-upon performance criteria are satisfied. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2016, 2020, etc.), resulting from significant political advertising and, to a lesser degree, Congressional mid-term election years (2018, 2022, etc.), resulting from increased political advertising, compared to other years.

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

Highlights

During 2018, our consolidated revenue decreased to $297.8 million from $536.0 million in the prior year, primarily as a result of the absence of significant revenue from spectrum usage rights, which were $263.9 million in 2017 in connection with our participation in the FCC auction for broadcast spectrum. However, we continue to experience growth in our digital segment and in retransmission consent revenue in our television segment. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue for our television segment decreased to $152.9 million in 2018, from $412.0 million in 2017. This decrease of approximately $259.1 million was primarily the result of the absence of significant revenue from spectrum usage rights, which were $263.9 million in 2017 in connection with our participation in the FCC auction for broadcast spectrum. In addition, the decrease was due to decreases in national and local advertising revenue, as part of a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The overall decrease was partially offset by an increase in political advertising revenue, which was not material in 2017, and an increase in retransmission consent revenue. We generated a total of $35.1 million and $31.4 million in retransmission consent revenue in 2018 and 2017, respectively. We anticipate that retransmission consent revenue for the full year 2019 will be greater than it was for the full year 2018 and will continue to be a growing source of net revenues in future periods.

Net revenue for our radio segment decreased to $63.9 million in 2018, from $66.9 million in 2017. This decrease of approximately $3.0 million was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue, which was not material in 2017, and an increase in revenue from the 2018 FIFA World Cup.

Net revenue for our digital media segment increased to $81.0 million in 2018, from $57.1 million in 2017. This increase of approximately $23.9 million was primarily due to the growth in the Headway business, which we acquired in the second quarter of 2017, and the acquisition of 100% of the stock of Smadex, S.L., or, Smadex, in the second quarter of 2018. This increase was partially offset by a decrease in national revenue in our pre-existing digital business driven by shifts in the digital advertising industry toward video advertising and the increased use of automated buying platforms, referred to in our industry as programmatic revenue.

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

Under our proxy agreement with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2018 and 2017, retransmission consent revenue accounted for approximately $35.1 million and $31.4 million, respectively, of which $28.2 million and $30.0 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Univision currently owns approximately 11% of our common stock on a fully-converted basis. Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision. In addition, as the holder of all of our issued and outstanding Class U common stock, so long as Univision holds a certain number of shares of Class U common stock, we may not, without the consent of Univision, merge, consolidate or enter into a business combination, dissolve or liquidate our company or dispose of any interest in any Federal Communications Commission, or FCC, license with respect to television stations which are affiliates of Univision, among other things.

Acquisitions and Dispositions

Headway

On April 4, 2017, we completed the Headway acquisition. Headway is a provider of mobile, programmatic, data and performance digital marketing solutions primarily in the United States, Mexico and other markets in Latin America. We acquired Headway in order to acquire additional digital media platforms that we believe will enhance our offerings to the U.S. Hispanic marketplace as well as enhance our international footprint. The transaction was funded from cash on hand, for an aggregate cash consideration of $8.2 million, net of $4.5 million of cash acquired, and contingent consideration with a fair value of $15.9 million as of the acquisition date.

The following is a summary of the purchase price allocation for our acquisition of Headway including the impact of the corrections to the error identified (in millions):

Accounts receivable	$19.8
Intangible assets subject to amortization	15.9
Goodwill (1)	16.1
Current liabilities (1)	(23.7)
Deferred tax	(4.0)

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3 to Notes to Consolidated Financial Statements.

The acquisition of Headway includes a contingent consideration arrangement that requires additional consideration to be paid by us to Headway based upon the achievement of certain annual performance benchmarks over a three-year period. The range of the total undiscounted amounts we could pay under the contingent consideration agreement over the three-year period is between $0 and $27.0 million. The fair value of the contingent consideration recognized on the acquisition date of $15.9 million was estimated by applying the real options approach using level 3 inputs as further discussed in Note 12 to Notes to Consolidated Financial Statements.  The agreement also includes payments of up to approximately $7.5 million to certain key employees, which will be treated as post-acquisition compensation expense and accrued as earned.

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

	Years Ended
	Ended December 31,
	2017	2016
Pro Forma:
Total revenue	$545,592	$288,710
Net income (loss) (1)	$176,138	$20,282

Basic and diluted earnings per share:
Net income per share, basic	$1.95	$0.23
Net income per share, diluted	$1.92	$0.22

Weighted average common shares outstanding, basic	90,272,257	89,340,589
Weighted average common shares outstanding, diluted	91,891,957	91,303,056

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3 to Notes to Consolidated Financial Statements.

The unaudited pro forma information for the years ended December 31, 2017 and 2016, was adjusted to exclude acquisition fees and costs of $0.5 million and $0.8 million, respectively, which were expensed in connection with the acquisition.

WJAL-TV

In connection with the FCC auction for broadcast spectrum (see Note 4 to Notes to Consolidated Financial Statements), in the second quarter of 2017 we exercised our rights under a channel sharing agreement to acquire rights to utilize spectrum in the Washington, D.C. market in exchange for payment of approximately $32.6 million. During the third quarter of 2017, we relocated our television station WJAL-TV, previously serving the Hagerstown, Maryland market, to the Washington, D.C. market. The transaction was treated as an asset acquisition and was recorded in “Intangible assets not subject to amortization” on our consolidated balance sheet.

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

	Years Ended
	Ended December 31,
	2017	2016
Pro Forma:
Total revenue	$543,355	$267,614
Net income (loss) (1)	$176,299	$21,574

Basic and diluted earnings per share:
Net income per share, basic (1)	$1.95	$0.24
Net income per share, diluted	$1.92	$0.24

Weighted average common shares outstanding, basic	90,272,257	89,340,589
Weighted average common shares outstanding, diluted	91,891,957	91,303,056

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3 to Notes to Consolidated Financial Statements.

KMCC-TV

On January 16, 2018, we completed the acquisition of television station KMCC-TV, which serves the Las Vegas, Nevada area, for an aggregate $3.6 million. The transaction was treated as an asset acquisition with the majority of the purchase price recorded in “Intangible assets not subject to amortization” on our consolidated balance sheet.

Smadex

On June 11, 2018, we completed the acquisition of Smadex, a mobile programmatic solutions provider and demand-side platform that delivers performance-based solutions and data insights for marketers. The transaction was treated as a business acquisition in accordance with the guidance of ASU 2017-01. We acquired Smadex to expand its technology platform, broaden its digital solutions offering and enhance its execution of performance campaigns. The transaction was funded from cash on hand for an aggregate cash consideration of $3.5 million, net of $1.2 million of cash acquired.

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

During the year ended December 31, 2018, Smadex generated net revenue and expenses of $6.4 million and $5.8 million, respectively, which are included in our consolidated statements of operations.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the digital segment and is attributable to the Smadex workforce and expected synergies from combining its operations with those of our own.

The following unaudited pro forma information for the years ended December 31, 2018 and 2017 has been prepared to give effect to the acquisition of Smadex as if the acquisition had occurred on January 1, 2017.  This pro-forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Years Ended
	Ended December 31,
	2018	2017
Pro Forma:
Total revenue	$307,805	$541,663
Net income (loss)	$13,133	$175,765

Basic and diluted earnings per share:
Net income per share, basic	$0.15	$1.95
Net income per share, diluted	$0.15	$1.91

Weighted average common shares outstanding, basic	89,115,997	90,272,257
Weighted average common shares outstanding, diluted	90,328,583	91,891,957

The unaudited pro forma information for the year ended December 31, 2018 was adjusted to exclude acquisition fees and costs of $0.4 million, which were expensed in connection with the acquisition.

RESULTS OF OPERATIONS

Separate financial data for each of the Company’s operating segments is provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and foreign currency (gain) loss. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Years Ended December 31,			% Change	% Change
	2018	2017	2016	2018 to 2017	2017 to 2016
Net Revenue
Revenue from advertising and retransmission consent
Television	$149,935	$148,059	$159,523	1%	(7)%
Radio	63,922	66,934	75,847	(4)%	(12)%
Digital	80,982	57,098	23,144	42%	147%
Total	294,839	272,091	258,514	8%	5%
Revenue from spectrum usage rights (television)	2,976	263,943	—	(99)%	*
Consolidated	297,815	536,034	258,514	(44)%	107%
Cost of revenue - television (spectrum usage rights)	—	12,340	—	*	*
Cost of revenue - digital media (1)	45,096	32,998	9,536	37%	246%
Direct operating expenses
Television	62,434	59,454	62,020	5%	(4)%
Radio	41,287	44,572	44,949	(7)%	(1)%
Digital	21,521	15,257	6,470	41%	136%
Consolidated	125,242	119,283	113,439	5%	5%
Selling, general and administrative expenses
Television	21,864	22,276	21,591	(2)%	3%
Radio	18,081	18,743	20,441	(4)%	(8)%
Digital	11,590	8,097	4,766	43%	70%
Consolidated	51,535	49,116	46,798	5%	5%
Depreciation and amortization
Television	9,024	9,760	10,659	(8)%	(8)%
Radio	2,490	2,673	3,269	(7)%	(18)%
Digital	4,759	3,978	1,414	20%	181%
Consolidated	16,273	16,411	15,342	(1)%	7%
Segment operating profit (loss)
Television	59,589	308,172	65,253	(81)%	372%
Radio	2,064	946	7,188	118%	(87)%
Digital (1)	(1,984)	(3,232)	958	(39)%	*
Consolidated (1)	59,669	305,886	73,399	(80)%	317%
Corporate expenses	26,865	27,937	24,543	(4)%	14%
Change in fair value contingent consideration	(1,202)	—	—	*	*
Foreign currency (gain) loss	1,616	350	—	362%	*
Other operating (gain) loss	(1,187)	(262)	—	353%	*
Operating income (1)	$33,577	$277,861	$48,856	(88)%	469%
Consolidated adjusted EBITDA (1) (2)	$54,038	$50,608	$69,243	7%	(27)%
Capital expenditures
Television	$14,336	$10,945	$5,744
Radio	350	1,679	3,287
Digital	1,031	64	277
Consolidated	$15,717	$12,688	$9,308
Total assets
Television	$487,929	$556,942	$363,852
Radio	121,020	126,248	129,825
Digital (1)	81,460	82,949	24,244
Consolidated (1)	$690,409	$766,139	$517,921

*	Percentage not meaningful.

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3 to Notes to Consolidated Financial Statements.
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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of December 31): 2018, 3.2 to 1; 2017, 4.4 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Consolidated adjusted EBITDA (1) (2)	$54,038	$50,608	$69,243

Net revenue - FCC spectrum incentive auction	—	263,943	—
Expenses - FCC spectrum incentive auction	—	(14,443)	—
Interest expense	(15,743)	(16,709)	(15,469)
Interest income	3,973	774	300
Gain (loss) on debt extinguishment	(550)	(3,306)	(161)
Income tax (expense) benefit (1)	(7,877)	(82,612)	(13,121)
Amortization of syndication contracts	(651)	(452)	(398)
Payments on syndication contracts	643	445	388
Non-cash stock-based compensation included in direct operating expenses	(732)	(1,236)	(1,330)
Non-cash stock-based compensation included in corporate expenses	(5,055)	(4,855)	(3,705)
Depreciation and amortization	(16,273)	(16,411)	(15,342)
Change in fair value of contingent consideration	1,202	—	—
Other operating gain (loss)	1,187	262	—
Impairment loss on investment	(1,320)	—	—
Non-recurring severance charge	(782)	—	—
Dividend income	1,475	—	—
Equity in net income (loss) of nonconsolidated affiliates	(1,374)	(310)	—
Net income (1)	12,161	175,698	20,405
Depreciation and amortization	16,273	16,411	15,342
Cost of Revenue - television (spectrum usage rights)	—	12,340	—
Deferred income taxes (1)	4,612	81,766	12,528
Amortization of debt issue costs	1,124	3,237	776
Amortization of syndication contracts	651	452	398
Payments on syndication contracts	(643)	(445)	(388)
Equity in net (income) loss of nonconsolidated affiliate	1,374	310	—
Non-cash stock-based compensation	5,787	6,091	5,035
(Gain) loss on sale of property	—	28	—
(Gain) loss on debt extinguishment	550	3,306	161
Impairment loss on investment	1,320	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,895	414	1,397
(Increase) decrease in prepaid expenses and other assets	(5,581)	(913)	439
Increase (decrease) in accounts payable, accrued expenses and other liabilities (1)	(9,727)	2,825	1,203
Cash flows from operating activities	$33,796	$301,520	$57,296

(footnotes on preceding page)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Consolidated Operations

Revenue from Advertising and Retransmission Consent. Net revenue from advertising and retransmission consent increased to $294.8 million for the year ended December 31, 2018 from $272.1 million for the year ended December 31, 2017, an increase of approximately $22.7 million. Of the overall increase, $23.9 million was attributable to our digital media segment and was primarily due to the growth in the Headway business, which we acquired in the second quarter of 2017. Additionally, $1.9 million of the overall increase was attributable to our television segment and was primarily due to an increase in political advertising revenue, which was not material in 2017, and an increase in retransmission consent revenue, partially offset by decreases in national and local advertising revenue, as part of a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The overall increase was partially offset by a decrease in our radio segment of $3.0 million, primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue, which was not material in 2017, and an increase in revenue from the 2018 FIFA World Cup.

Revenue from Spectrum Usage Rights. Net revenue from spectrum usage rights decreased to $3.0 million for the year ended December 31, 2018 from $263.9 million for the year ended December 31, 2017. The decrease was primarily due to revenue from the FCC auction for broadcast spectrum in the prior year, which revenue was not significant in 2018.

We currently anticipate that for the full year 2019, net revenue will increase from digital media, retransmission consent revenue, and spectrum usage rights, compared to 2018. We anticipate political revenue will decrease in 2019, compared to 2018.

Cost of revenue-Television (spectrum usage rights). We did not incur cost of revenue related to revenue from spectrum usage rights in 2018. Cost of revenue related to revenue from spectrum usage rights was $12.3 million for the year ended December 31, 2017, related to the FCC auction for broadcast spectrum.

Cost of revenue-Digital. Cost of revenue in our digital media segment increased to $45.1 million for the year ended December 31, 2018 from $33.0 million for the year ended December 31, 2017, an increase of $12.1 million, primarily due to the growth in the Headway business, which we acquired in the second quarter of 2017.

Direct Operating Expenses. Direct operating expenses increased to $125.2 million for the year ended December 31, 2018 from $119.3 million for the year ended December 31, 2017, an increase of approximately $5.9 million. Of the overall increase, $6.3 million was attributable to our digital media segment and was primarily due to expenses associated with the increase in revenue, and due to the acquisitions of Headway during the second quarter of 2017, which did not contribute to direct operating expenses for the full year in 2017, and Smadex in the second quarter of 2018. Additionally, $2.9 million of the overall increase was attributable to our television segment and was primarily due to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to direct operating expenses in that year, and expenses associated with the increase in advertising revenue, partially offset by a decrease in expenses associated with a decrease in salary expense. The overall increase was partially offset by a decrease in our radio segment of $3.3 million due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense. As a percentage of net revenue, direct operating expenses increased to 42% for the year ended December 31, 2018 from 22% for the year ended December 31, 2017. The increase in direct operating expenses as a percentage of net revenue is due to expenses associated with revenue from spectrum usage rights recorded for the year ended December 31, 2017 in connection with our participation in the FCC auction for broadcast spectrum, which revenue was not significant in 2018.

We believe that direct operating expenses will decrease during 2019 primarily as a result of the previously announced reduction in personnel and other discretionary expense cuts, both of which were implemented beginning in the second quarter of 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $51.5 million for the year ended December 31, 2018 from $49.1 million for the year ended December 31, 2017, an increase of approximately $2.4 million. Of the overall increase, $3.5 million was attributable to our digital media segment and was primarily due to the growth in the Headway business, which we acquired in the second quarter of 2017, and which did not contribute to our results of operations for the full year in 2017. The overall increase was partially offset by a decrease of $0.6 million in our radio segment and was primarily due to a decrease in promotional expenses, and a decrease of $0.4 million in our television segment primarily due to a decrease in salary expense. As a percentage of net revenue, selling, general and administrative expenses increased to 17% for the year ended December 31, 2018 from 9% for the year ended December 31, 2017. The increase in selling, general and administrative expenses as a percentage of net revenue is due to expenses associated with revenue from spectrum usage rights recorded in 2017 in connection with our participation in the FCC auction for broadcast spectrum, which revenue was not significant in 2018.

We believe that selling, general and administrative expenses will decrease during 2019 primarily as a result of the previously announced reduction in personnel and other discretionary expense cuts, both of which were implemented beginning in the second quarter of 2018.

Corporate Expenses. Corporate expenses decreased to $26.9 million for the year ended December 31, 2018 from $27.9 million for the year ended December 31, 2017, a decrease of $1.0 million. The decrease was primarily due to expenses associated with the FCC auction for broadcast spectrum recorded in 2017, which expenses were not significant in 2018, and due diligence costs related to the Headway acquisition during the second quarter of 2017, partially offset by increase in salary expense, non-cash stock-based compensation expense, and due diligence costs related to the Smadex acquisition in 2018. As a percentage of net revenue, corporate expenses increased to 9% for the year ended December 31, 2018 from 5% for the year ended December 31, 2017. The increase in corporate expenses as a percentage of net revenue is due to expenses associated with revenue from spectrum usage rights recorded in 2017 in connection with our participation in the FCC auction for broadcast spectrum, which revenue was not significant in 2018.

We believe that corporate expenses will increase during 2019 compared to 2018, primarily as a result of increased salary expense.

Depreciation and Amortization. Depreciation and amortization decreased to $16.3 million for the year ended December 31, 2018 from $16.4 million for the year ended December 31, 2017, a decrease of $0.1 million. The decrease was primarily due to certain assets becoming fully depreciated, partially offset by increased amortization related to intangible assets acquired in the Headway and Smadex acquisitions.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to the Headway acquisition, we recognized income of $1.2 million for the year ended December 31, 2018.

Foreign currency loss. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, our operating expenses are generally denominated in the currencies of the countries in which our operations are located, and we have operations in countries other than the U.S., primarily those operations related to the Headway business. As a result, we have operating expense, attributable to foreign currency loss, that is primarily related to the operations related to the Headway business. Foreign currency loss increased to $1.6 million for the year ended December 31, 2018 from $0.4 million for the year ended December 31, 2017, an increase of $1.2 million, which was primarily due to currency fluctuations that affected our digital segment operations located outside the U.S., primarily related to the Headway business.

Other operating gain. Other operating gain increased to $1.2 million for the year ended December 31, 2018 from $0.3 million for the year ended December 31, 2017, an increase of $0.9 million, due to gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum.

Operating Income. As a result of the above factors, operating income was $33.6 million for the year ended December 31, 2018, compared to $277.9 million for the year ended December 31, 2017.

Interest Expense, net. Interest expense, net decreased to $11.8 million for the year ended December 31, 2018 from $15.9 million for the year ended December 31, 2017, a decrease of $4.1 million. This decrease was primarily due to interest income earned on available-for-sale securities and a decrease in interest expense associated with our interest rate swap agreements that were terminated on November 28, 2017.

Loss on Debt Extinguishment. We recorded a loss on debt extinguishment of $0.6 million for the year ended December 31, 2018 related to capitalized finance costs written off due to partial prepayments of our debt. We recorded a loss on debt extinguishment of $3.3 million for the year ended December 31, 2017 due to the refinancing of our debt facility.

Impairment loss on investment. We determined that a decrease in value of an equity investment occurred. As such, we recognized an impairment charge of $1.3 million for the year ended December 31, 2018.

Income Tax Expense or Benefit. Income tax expense for the year ended December 31, 2018 was $7.9 million or 37% of our pre-tax income. The effective rate was higher than our statutory rate due to foreign and state taxes, and nondeductible expenses. Income tax expense for the year ended December 31, 2017 was $82.6 million or 32% of our pre-tax income.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized.

Segment Operations

Television

Revenue from Advertising and Retransmission Consent. Net revenue from advertising and retransmission consent in our television segment increased to $149.9 million for the year ended December 31, 2018 from $148.1 million for the year ended December 31, 2017, an increase of $1.8 million. The increase was primarily due to an increase in political advertising revenue, which was not material in 2017, and an increase in retransmission consent revenue, partially offset by decreases in national and local advertising revenue, as a result in part of ratings declines and changing demographic preferences. Additionally, there is a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. We generated a total of $35.1 million in retransmission consent revenue for the year ended December 31, 2018 compared to $31.4 million for the year ended December 31, 2017. We anticipate that retransmission consent revenue for the full year 2019 will be greater than it was for the full year 2018 and will continue to be a growing source of net revenue in future periods.

Revenue from Spectrum Usage Rights. Net revenue from spectrum usage rights decreased to $3.0 million for the year ended December 31, 2018 from $263.9 million for the year ended December 31, 2017. The decrease was primarily due to revenue from the FCC auction for broadcast spectrum in the prior year, which revenue was not significant in 2018.

Cost of revenue-television (spectrum usage rights).  We did not incur cost of revenue related to revenue from spectrum usage rights in 2018. Cost of revenue related to revenue from spectrum usage rights was $12.3 million for the year ended December 31, 2017, related to the FCC auction for broadcast spectrum.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $62.4 million for the year ended December 31, 2018 from $59.5 million for the year ended December 31, 2017, an increase of $2.9 million. The increase was primarily attributable to the acquisition of station KMIR-TV in the fourth quarter of 2017, which did not contribute to direct operating expenses in that year, and expenses associated with the increase in advertising revenue, partially offset by a decrease in expenses associated with a decrease in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $21.9 million for the year ended December 31, 2018 from $22.3 million for the year ended December 31, 2017, a decrease of $0.4 million. The decrease was primarily due to a decrease in salary expense.

Radio

Net Revenue. Net revenue in our radio segment decreased to $63.9 million for the year ended December 31, 2018 from $66.9 million for the year ended December 31, 2017, a decrease of $3.0 million. The decrease was primarily due to decreases in local and national advertising revenue, partially offset by an increase in political advertising revenue, which was not material in 2017, and an increase in revenue from the 2018 FIFA World Cup. We believe that a number of factors contributed to the decrease in local and national advertising, including ratings declines and changing demographic preferences. Additionally, the decrease is part of a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $41.3 million for the year ended December 31, 2018 from $44.6 million for the year ended December 31, 2017, a decrease of $3.3 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $18.1 million for the year ended December 31, 2018 from $18.7 million for the year ended December 31, 2017, a decrease of $0.6 million due to a decrease in promotional expenses.

Digital Media

Net Revenue.  Net revenue in our digital media segment increased to $81.0 million for the year ended December 31, 2018 from $57.1 million for the year ended December 31, 2017, an increase of $23.9 million. The increase was primarily due to the growth in the Headway business, which we acquired in the second quarter of 2017.  This increase was partially offset by a decrease in national revenue in our pre-existing digital business, driven by shifts in the digital advertising industry toward video advertising and programmatic revenue.  The digital advertising industry is dynamic and undergoing rapid change, which includes the current shift toward programmatic revenue. We anticipate that this trend will continue in the digital advertising industry and that other trends may emerge, requiring us to respond to changing consumer demands, which might include, among other things, changing and adapting certain of our digital offerings, and closely monitoring the operations of our pre-existing digital media business.

Cost of revenue.  Cost of revenue in our digital media segment increased to $45.1 million for the year ended December 31, 2018 from $33.0 million for the year ended December 31, 2017, an increase of $12.1 million.  This increase was due to the growth in the Headway business, which we acquired in the second quarter of 2017.  Cost of revenue in our pre-existing digital business was constant. Because of third party media costs, our margins tend to be smaller in our digital media segment than in our other broadcast segments. As a percentage of net revenue, cost of revenue decreased to 56% for the year ended December 31, 2018 from 58% for the year ended December 31, 2017.

Direct operating expenses. Direct operating expenses in our digital media segment increased to $21.5 million for the year ended December 31, 2018 from $15.3 million for the year ended December 31, 2017, an increase of $6.2 million.  The increase was primarily due to expenses associated with the increase in revenue, and due to the acquisitions of Headway during the second quarter of 2017, which did not contribute to direct operating expenses for the full year in 2017, and Smadex in the second quarter of 2018. The increase was partially offset by a decrease in our preexisting digital business due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital media segment increased to $11.6 million for the year ended December 31, 2018 from $8.1 million for the year ended December 31, 2017, an increase of $3.5 million. The increase was primarily due to the growth in the Headway business, which we acquired in the second quarter of 2017, and which did not contribute to our results of operations for the full year in 2017.

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

Cost of revenue-Digital. Cost of revenue in our digital media segment increased to $33.0 million for the year ended December 31, 2017 from $9.5 million for the year ended December 31, 2016, an increase of $23.5 million, primarily due to the acquisition of Headway during the second quarter of 2017, which did not contribute to cost of revenue in prior periods.

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

Operating Income. As a result of the above factors, and including $0.3 million of other operating gain as reclassified to reflect a gain as part of the broadcast television repack following the FCC auction for broadcast spectrum, operating income was $277.9 million for the year ended December 31, 2017, compared to $48.9 million for the year ended December 31, 2016.

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

Income Tax Expense or Benefit. Income tax expense for the year ended December 31, 2017 was $82.6 million or 32% of our pre-tax income. The effective rate was lower than our statutory rate due to the revaluation of our deferred tax assets and liabilities to the new U.S. federal corporate tax rate. Income tax expense for the year ended December 31, 2016 was $13.1 million or 39% of our pre-tax income.

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

Based on our analysis, we determined that it was more likely than not that our deferred tax assets would be realized.

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

Cost of revenue.  Cost of revenue in our digital media segment increased to $33.0 million for the year ended December 31, 2017 from $9.5 million for the year ended December 31, 2016, an increase of $23.5 million.  This increase was due to the acquisition of Headway during the second quarter of 2017, which did not contribute to our results of operations in prior periods.  Cost of revenue in our pre-existing digital business was constant. Because of third party media costs, our margins tend to be smaller in our digital media segment than in our other broadcast segments. As a percentage of net revenue, cost of revenue increased to 58% for the year ended December 31, 2017 from 41% for the year ended December 31, 2016. The increase in cost of revenue as a percentage of digital revenue was primarily due to the acquisition of Headway and a higher percentage of programmatic revenue in our pre-existing digital business. Because of the high volume and relative efficiencies of these programmatic platforms, the margins tend to be lower.

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

Liquidity and Capital Resources

We had net income of $12.2 million, $175.7 million, and $20.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. We had positive cash flow from operations of $33.8 million, $301.5 million and $57.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2017 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months from the issuance of this Annual Report. At December 31, 2018 we held cash and cash equivalents of $5.3 million in accounts outside the United States. Our liquidity is not materially impacted by the amount held in accounts outside the United States as our operating cash flows are primarily driven by U.S. sources.

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

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of December 31, 2018, the interest rate on our Term Loan B was 5.09%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

In December 2018, we made a prepayment of $50.0 million to reduce the amount of loans outstanding under our Term Loan B Facility.

On April 30, 2019, we entered into a First Amendment and Limited Waiver (the “Amendment”) to the 2017 Credit Agreement, which became effective on May 1, 2019. Pursuant to the Amendment, the lenders waived any events of default that may have arisen under the 2017 Credit Agreement in connection with our failure to timely deliver our financial statements and other information of the Company for the fiscal year ended December 31, 2018 (the “2018 Audited Financial Statements”), and amended the 2017 Credit Agreement, giving us until May 31, 2019 to deliver the 2018 Audited Financial Statements. Failure by us to deliver the 2018 Audited Financial Statements on or prior to May 31, 2019 would constitute an immediate event of default under the 2017 Credit Agreement. By filing this Annual Report on Form 10-K prior to that date, we believe we have complied with the affirmative covenants in the 2017 Credit Agreement, as amended by the Amendment, regarding delivery of the 2018 Audited Financial Statements.

Pursuant to the Amendment, we agreed to pay to the lenders consenting to the Amendment a fee equal to 0.10% of the aggregate principal amount of the outstanding loans held by such lenders under the 2017 Credit Agreement as of May 1, 2019. This fee totaled approximately $0.2 million.

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

As of December 31, 2018, we repurchased to date a total of approximately 4.5 million shares of Class A common stock at an average price of $4.23 since the beginning of share repurchase program, for an aggregate purchase price of approximately $19.1 million. All repurchased shares were retired as of December 31, 2018.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $54.0 million for the year ended December 31, 2018 from $50.6 million for the year ended December 31, 2017, an increase of $3.4 million, or 7%. As a percentage of net revenue, consolidated adjusted EBITDA increased to 18% for the year ended December 31, 2018, from 9% for the year ended December 31, 2017.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of December 31): 2018, 3.2 to 1; 2017, 4.4 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 56.

Cash Flow

Net cash flow provided by operating activities was $33.8 million for the year ended December 31, 2018 compared to net cash flow provided by operating activities of $301.5 million for the year ended December 31, 2017. We had net income of $12.2 million for the year ended December 31, 2018, which was partially offset by non-cash items, including deferred income taxes of $4.6 million, depreciation and amortization expense of $16.3 million, and impairment charge of $1.3 million. We had net income of $175.7 million for the year ended December 31, 2017, which was partially offset by non-cash items, including deferred income taxes of $81.8 million, depreciation and amortization expense of $16.4 million, and non-cash cost of revenue related to spectrum usage rights of $12.3 million. We expect to have positive cash flow from operating activities for the 2019 year.

Net cash flow used in investing activities was $159.5 million for the year ended December 31, 2018, compared to net cash flow used in investing activities of $76.4 million for the year ended December 31, 2017. During the year ended December 31, 2018, we spent $159.4 million on purchases of marketable securities, $3.2 million on the purchase of intangible assets, $3.5 million on the acquisition of businesses, and $17.0 million on net capital expenditures. During the year ended December 31, 2017, we spent $32.6 million on the purchase of intangible assets, $29.1 million on the acquisition of businesses, and $12.1 million on net capital expenditures. We anticipate that our capital expenditures will be approximately $20.3 million during the full year 2019. Of this amount, we expect that approximately $5.8 million will be expended in connection with the required relocation of certain of our television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum, which amount we expect to be reimbursed to us by the FCC. The amount of our anticipated capital expenditures may change based on future changes in business plans and, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $88.6 million for the year ended December 31, 2018, compared to net cash flow used in financing activities of $24.8 million for the year ended December 31, 2017. During the year ended December 31, 2018, we made debt payments of $53.0 million, dividend payments of $17.8 million, and paid $13.8 million for the repurchase of stock. During the year ended December 31, 2017, we made debt payments of $293.6 million, dividend payments of $14.7 million, paid $5.3 million for the repurchase of stock, and received net proceeds of $298.5 million related to the 2017 Credit Facility.

Commitments and Contractual Obligations

Our material contractual obligations at December 31, 2018 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt and related interest (1)	$321,356	$15,911	$31,350	$30,721	$243,374
Media research and ratings providers (2)	11,588	10,378	760	360	90
Operating leases (3)	81,828	10,432	19,184	13,697	38,515
Other material non-cancelable contractual obligations (4)	9,719	2,105	4,353	3,261	—
Total contractual obligations	$424,491	$38,826	$55,647	$48,039	$281,979

(1)

These amounts represent estimated future cash interest payments and mandatory principal payments related to our 2017 Credit Facility. Future interest payments could differ materially from amounts indicated in the table due to future operational and financing needs, market factors and other currently unanticipated events.

(2)	We have agreements with certain media research and ratings providers, expiring at various dates through June 2024, to provide television and radio audience measurement services.
(3)

We lease facilities and broadcast equipment under various operating lease agreements with various terms and conditions, expiring at various dates through December 2059. These amounts do not include month-to-month leases.

(4)

These amounts consist primarily of obligations for sales software licenses. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2018, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $0.5 million of liabilities related to uncertain tax positions have been excluded from the table above.

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

As of our annual goodwill testing date, October 1, 2018, we had $40.5 million of goodwill in our television reporting unit. We did not reach a definitive conclusion on the television reporting unit based on a qualitative assessment alone so we performed a quantitative test and compared the fair value of the television reporting unit to its carrying amount. The fair value of our television reporting unit exceeded its carrying value by 48%, resulting in no impairment charge. As discussed in Note 7 to Notes to Consolidated Financial Statements, the calculation of the fair value of the television reporting unit requires estimates of the discount rate and the long term projected growth rate.  If that discount rate were to increase by 1%, the fair value of the television reporting unit would decrease by 6%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 1%.

As of our annual goodwill testing date, October 1, 2018, we had $33.7 million of goodwill in our digital media reporting unit. We did not reach a definitive conclusion on the digital reporting unit based on a qualitative assessment alone so we performed a quantitative test and compared the fair value of the digital reporting unit to its carrying amount. The fair value of our digital reporting unit exceeded its carrying value by 5%, resulting in no impairment charge. As discussed in Note 7 to Notes to Consolidated Financial Statements, the calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate.  If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 5%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 1%.

As of our annual goodwill testing date, October 1, 2018, we had no goodwill in our radio reporting unit.

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

The estimated fair value of indefinite life intangible assets is determined by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions we make about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. The fair values of our television FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 3% to over 1,000%. The fair values of our radio FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 0% to over 450%. Three markets with aggregate carrying value of approximately $15.2 million have fair values that exceed carrying values by less than 10%.

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

We generate revenue under arrangements in which services are sold on a stand-alone basis within a specific segment, and those that are sold on a combined basis across multiple segments. We have determined that in such revenue arrangements which contain multiple products and services, revenues are allocated based on the relative fair value of each item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

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

Recently Issued Accounting Pronouncements and U.S. Tax Reform

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations relating to leases. Lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the earnings statement and cash flows; however, substantially all leases will be required to be recognized on the balance sheet. ASU 2016-02 will also require quantitative and qualitative disclosures regarding key information about leasing arrangements. ASU 2016-02 is effective using a modified retrospective approach for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. This standard allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The standard also provides for certain practical expedients. The Company has implemented an enterprise-wide lease management system to support the new reporting requirements and is evaluating its processes and internal controls to ensure the Company meets the standard’s reporting and disclosure requirements. The Company adopted this ASU on January 1, 2019, using the optional transition method and also elected to use the 'package of practical expedients', which allows us not to continue to reassess our previous conclusions about lease identification, lease classification and initial direct costs.  The Company anticipates a material increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases such as leases on broadcast tower sites and real estate leases for corporate headquarters and administrative offices, as well as the significant new quantitative and qualitative disclosure requirements on all of the Company’s lease obligations. The Company expects the right of use asset will be the present value of the remaining lease payments as noted in Notes to Consolidated Financial Statements.  The recognition of lease expense is expected to be similar to the Company’s current methodology.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting, which supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and expands the scope of ASC Topic 718, “Compensation—Stock Compensation” (“Topic 718”) to include share-based payments issued to nonemployees for goods and services. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act and also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the 2017 Tax Act is recognized. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended standard requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements.

Newly Adopted Accounting Standards

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and its related amendments in February 2018, ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, at fair value with changes in fair value recognized within net income. This ASU does not apply to equity method investments, investments that result in consolidation of the investee or investments in certain investment companies. For investments in equity securities without a readily determinable fair value, an entity is permitted to elect a practicability exception, under which the investment will be measured at cost, less impairment, plus or minus observable price changes from orderly transactions of an identical or similar investment of the same issuer. Additionally this ASU eliminated the requirement to assess whether an impairment of an equity investment is other than temporary. The impairment model for equity investments subject to this election is now a single-step model whereby an entity performs a qualitative assessment to identify impairment. If the qualitative assessment indicates that an impairment exists, the entity would estimate the fair value of the investment and recognize in net income an impairment loss equal to the difference between the fair value and the carrying amount of the equity investment. The Company’s equity investments formerly classified as cost method investments are measured and recorded using the measurement alternative. The Company has elected the practicability exception whereby these investments are measured at cost, less impairment, plus or minus observable price changes from orderly transactions of identical or similar investments of the same issue. The Company adopted these standards prospectively on January 1, 2018, and recorded an impairment charge of $1.3 million in relation to one of its equity investments for the year ended December 31, 2018.

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

U.S. Tax Reform

On December 22, 2017, the President signed comprehensive tax legislation called The Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected our financial results for the year ended December 31, 2017, including, but not limited to a reduction of the U.S. federal corporate tax rate from 35% to 21% that affects the current value of our deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”), a transition tax on unrepatriated earnings of foreign subsidiaries, and bonus depreciation on qualified property. In addition, certain provisions of the Tax Act affected our financial results for the year ending December 31, 2018 and may affect our financial results in future years, including, but not limited to: (1) a reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income (“GILTI”); (4) limitations on the deductibility of certain executive compensation; (5) limitations on the use of Federal Tax Credit (“FTC’s”) to reduce the U.S. income tax liability; (6) potential limitations on the deductibility of interest expense; and (7) bonus depreciation on qualified property.

In connection with our initial analysis of the impact of the Tax Act, we recorded a one-time net tax benefit of $17.3 million for the year-ended December 31, 2017. This net tax benefit primarily consists of the net tax impact to our deferred taxes from the U.S. federal corporate rate reduction. There was no material change from the previous estimate in 2018. See Note 13 to Notes to Consolidated Financial Statements.

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

We conducted a review of our television indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Based on the assumptions and estimates described above, we did not record impairment in 2018 as the fair values of our television FCC licenses for each of our market clusters was greater than their respective carrying values. The fair values exceeded the carrying values in amounts ranging from 3% to over 1,000%. One market with aggregate carrying value of approximately $12.0 million have fair values that exceed carrying values by less than 10%.

We conducted our annual review of our television reporting unit as part of our goodwill testing and determined that the carrying value of our television reporting unit exceeded the fair value. The fair value of the television reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on the historical performance of the business and projected trends in the television industry and Hispanic market. Based on the assumptions and estimates described above, the television reporting unit’s fair value exceeded its carrying value by 48%, resulting in no impairment charge for the year ended December 31, 2018. As discussed in Note 7 to Notes to Consolidated Financial Statements, the calculation of the fair value of the television reporting unit requires estimates of the discount rate and the long term projected growth rate. The discount rate used in the fair value calculation of the television reporting unit was increased from prior year and expected cash flows of a component of the reporting unit were decreased from prior year to account for risk within the forecasts of the reporting unit. If that discount rate were to increase by 1%, the fair value of the television reporting unit would decrease by 6%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 1%.

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

We conducted a review of our radio indefinite life intangible assets by using an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires us to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. We estimate the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television, radio and digital media industries. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to us. We also estimated the terminal value multiple based on comparable publicly-traded companies in the television, radio and digital media industries. We estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. The fair values of our radio FCC licenses for each of our market clusters exceeded the carrying values in amounts ranging from 0% to over 450%. Two markets with aggregate carrying value of approximately $3.2 million have fair values that exceed carrying values by less than 10%.

We did not have any goodwill in our radio reporting unit at December 31, 2018.

Digital Media

We conducted our annual review of our digital media reporting unit as part of our goodwill testing and determined that the carrying value of our digital reporting unit exceeded the fair value. The fair value of the digital reporting unit was primarily determined by using a combination of a market approach and an income approach. The revenue projections and profit margin projections in the models are based on the historical performance of the business and projected trends in the digital industry and Hispanic market. Based on the assumptions and estimates described above, the digital reporting unit’s fair value exceeded its carrying value by 5%, resulting in no impairment charge for the year ended December 31, 2018. As discussed in Note 7 to Notes to Consolidated Financial Statements, the calculation of the fair value of the digital reporting unit requires estimates of the discount rate and the long term projected growth rate. The discount rate used in the fair value calculation of the digital reporting unit was increased from prior year and expected cash flows of a component of the reporting unit were decreased from prior year to account for risk within the forecasts of the reporting unit. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 5%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 1%.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2018. However, based on recent inflation trends, the economy in Argentina has been classified as highly inflationary. As a result, we applied the guidance in ASC 830 by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates. There can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of December 31, 2018, we had $246.2 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at LIBOR plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2018 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.5 million based on the outstanding balance of our term loan as of December 31, 2018.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the U.S., primarily related to the Headway business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at December 31, 2018 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Spain, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

Based on recent inflation trends, the economy in Argentina has been classified as highly inflationary. As a result, the Company applied the guidance in ASC 830 by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates. See Note 2 to Notes to Consolidated Financial Statements.

As our operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the amount of operating expense of our international operations, primarily related to the Headway business. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations historically have not had a material impact on our operating results and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-45.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 10, 2018, the Audit Committee dismissed Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm.

The reports of Grant Thornton on the consolidated financial statements of the Company as of and for the years ended December 31, 2016 and 2017 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle. The audit report of Grant Thornton on the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2017 contained an adverse opinion on our internal control over financial reporting due to a material weakness with respect to insufficient accounting resources and personnel to ensure proper application of GAAP and to effectively design and execute process level controls around certain complex or non-recurring transactions.

During the years ended December 31, 2016 and 2017 and through May 10, 2018, there were (i) no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of the disagreement in its reports on our consolidated financial statements for such years and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K), except for the material weakness in internal control over financial reporting reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 with respect to insufficient accounting resources and personnel to ensure proper application of GAAP and to effectively design and execute process level controls around certain complex or non-recurring transactions. The Audit Committee discussed the subject matter of the foregoing material weakness with Grant Thornton, and we have authorized Grant Thornton to respond fully to any inquiries concerning such matters made by our next independent registered public accounting firm.

On May 30, 2018, we, as approved by the Audit Committee, engaged BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm.

No consultations occurred between us and BDO during the years ended December 31, 2016 and 2017 and through May 30, 2018, regarding either (i) the application of accounting principles to a specific completed or proposed transaction, the type of audit opinion that might be rendered on our financial statements, or other written or oral information provided that was an important factor considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a) (1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as described below.

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

The audited consolidated financial statements included in this annual report on Form 10-K include the results of Smadex from the date of acquisition. Management’s assessment of internal control over financial reporting for the year ended December 31, 2018 did not include an assessment of Smadex, whose financial statements reflected total assets and revenues constituting 1 and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. The Smadex acquisition is more fully described in Note 5 to the Notes to Consolidated Financial Statements. Management’s most recent assessment of internal control over financial reporting as of December 31, 2018 did not include the internal controls related to our acquisition of Smadex in the second quarter of 2018, as permitted by applicable rules and regulations. Management will include Smadex as a part of management’s next assessment of internal control over financial reporting as of December 31, 2019.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the material weaknesses in internal control over financial reporting described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018.

•

As previously reported, a material weakness in our internal controls existed as of December 31, 2017 due to insufficient accounting resources and personnel.  As a result of our expanding business operations and geographic scope, primarily related to our acquisition of Headway in April 2017, we have experienced a significant increase in the volume of complex accounting matters and the number of control activities necessary to properly present consolidated results. We did not have sufficient accounting resources and personnel to ensure proper application of GAAP and effectively design and execute process level controls around certain complex or non-recurring transactions and complex transactions. Although the control weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, it could lead to a material misstatement of account balances or disclosures. Management implemented a remediation plan during 2018, as further described below. Based on management’s review and the oversight of the Audit Committee, we have determined that although substantial progress has been made in remediating this material weakness, this weakness has not been fully remediated as of December 31, 2018, and therefore this control weakness continues to constitute a material weakness.

•

Management has identified a material weakness relating to internal controls over our Headway business, which we acquired, in April 2017 and which was not included in management’s assessment of internal controls over financial reporting for the year ended December 31, 2017 but which was included in such assessment for the year ended December 31, 2018. Headway operates in multiple countries, uses multiple currencies and, prior to the acquisition, was a private company with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures.  Following our acquisition of Headway, management implemented controls over Headway relating to a number of areas, including revenue, accounts receivable, accounts payable, operating expenses, intercompany accounts and income taxes; however, management has determined that these controls were not designed and/or implemented with an adequate precision level such that they would prevent or detect the reporting of inaccurate information, which in turn could lead to a material misstatement.  Although this control weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, it could lead to a material misstatement of account balances or disclosures.  Accordingly, management has concluded that this control weakness constitutes a material weakness.

•

Management has also identified a material weakness in internal controls over revenue in our broadcast and legacy digital businesses.  The design of certain revenue controls, primarily related to the approval of the entry of customer contracts into our operating system of record; the allocation of prices to advertising inventory under advertising contracts containing multiple stations and dayparts; and our reliance upon certain information received from third parties including, in particular, information relating to digital impressions delivered by third party digital platforms, would not prevent or detect the reporting of inaccurate information, which in turn could lead to a material misstatement. Although this control weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, it could lead to a material misstatement of account balances or disclosures.  Accordingly, management has concluded that this control weakness constitutes a material weakness.

Management has further concluded that, in light of the material weaknesses described above, we did not maintain effective internal control over financial reporting as of December 31, 2018 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Our independent registered public accounting firm, BDO USA, LLP, which has audited and reported on our financial statements as of and for the year ended December 31, 2018, issued an attestation report regarding our internal control over financial reporting as of December 31, 2018. BDO USA, LLP’s report is included in this annual report below.

Management’s Plan for Remediation

With respect to the material control weakness previously reported as of December 31, 2017, management has continued to test and evaluate the elements of the remediation plan implemented to date.  These elements include the implementation of new enterprise reporting software to provide additional system controls to free up accounting resources, hiring additional accounting personnel in certain of our foreign operations to strengthen our accounting resources in these locations and further free up corporate accounting resources, and hiring additional employees to address complex accounting matters primarily related to the expanding geographic scope of our business operations, primarily our digital operations. Based on management’s review and the oversight of the Audit Committee, we have determined that although substantial progress has been made in remediating this material weakness, we have determined that the weakness has not been fully remediated. In light of the additional material weaknesses discussed above, management intends to further study what additional measures should be introduced as part of the ongoing plan of remediation of this material weakness and will further consult with the Audit Committee and others, as appropriate.

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

With respect to the other identified material weaknesses as of December 31, 2018, management has discussed them with the Audit Committee and is in the process of identifying the steps necessary to design a remediation plan and remediate the material weaknesses.

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

Changes in Internal Control

As noted above, we have identified material weaknesses relating to internal controls over our Headway business and internal control over revenue in our broadcast and legacy digital businesses. In response to the previously reported material weakness described above that existed as of December 31, 2017, management has continued implementing enhancements to our internal control over financial reporting as described above in “Management’s Plan for Remediation” section. These material weaknesses and remediation efforts related to the material weakness described above represented changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Entravision Communications Corporation

Santa Monica, California

Opinion on Internal Control over Financial Reporting

We have audited Entravision Communications Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes and schedule (collectively referred to as “the consolidated financial statements”) and our report dated May 6, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain controls over (1) certain complex or non-recurring transactions; (2) Headway component related revenue, accounts receivable, accounts payable, operating expenses, intercompany accounts and income taxes; and (3) revenue in the broadcast and legacy digital businesses have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated May 6, 2019 on those consolidated financial statements.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of all the Smadex, S.L. (“Smadex”) acquisition, which is included in the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. This acquisition constituted approximately 1% of total assets as of December 31, 2018, and approximately 2% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the Smadex acquisition because of the timing of the acquisition. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of all the Smadex acquisition.

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

/s/ BDO USA, LLP

Los Angeles, California

May 6, 2019

ITEM 9B.	OTHER INFORMATION

We are providing the following information pursuant to Item 1.01 of Form 8-K in lieu of filing a separate Current Report on Form 8-K, since the due date for such filing falls within four business days prior to the filing of this report.

Item 1.01. Entry into a Material Definitive Agreement.

On April 30, 2019, we entered into the Amendment to the 2017 Credit Agreement, which became effective on May 1, 2019. Pursuant to the Amendment, the lenders waived any events of default that may have arisen under the 2017 Credit Agreement in connection with our failure to timely deliver the 2018 Audited Financial Statements, and amended the 2017 Credit Agreement, giving us until May 31, 2019 to deliver the 2018 Audited Financial Statements. Failure by us to deliver the 2018 Audited Financial Statements on or prior to May 31, 2019 would constitute an immediate event of default under the 2017 Credit Agreement. By filing this Annual Report on Form 10-K prior to that date, we believe we have complied with the affirmative covenants in the 2017 Credit Agreement, as amended by the Amendment, regarding delivery of the 2018 Audited Financial Statements.

Pursuant to the Amendment, we agreed to pay to the lenders consenting to the Amendment a fee equal to 0.10% of the aggregate principal amount of the outstanding loans held by such lenders under the 2017 Credit Agreement as of May 1, 2019. This fee totaled approximately $0.2 million.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is certain information as of April 5, 2019 regarding our executive officers and directors:

Name	Position	Age
Walter F. Ulloa	Chairman and Chief Executive Officer	70
Christopher T. Young	Chief Financial Officer and Treasurer	50
Jeffery A. Liberman	President and Chief Operating Officer	60
Paul A. Zevnik(1)	Director	68
Gilbert R. Vasquez(1)	Director	79
Patricia Diaz Dennis(1)	Director	72
Juan Saldívar von Wuthenau	Director	52
Martha Elena Diaz(1)	Director	57
Arnoldo Avalos(1)	Director	48

(1)	Independent director.

Directors designated as “independent” have been determined by the Board of Directors to be independent as that term is defined under the rules of The New York Stock Exchange.  Directors are elected annually and hold office until our next annual meeting of stockholders and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Biographical Information Regarding Executive Officers and Directors

Walter F. Ulloa.    Mr. Ulloa, our Chairman and Chief Executive Officer since the company’s inception in 1996, has more than 40 years of experience in Spanish-language television and radio in the United States. From 1989 to 1996, Mr. Ulloa was involved in the development, management or ownership of our predecessor entities. From 1976 to 1989, he worked at KMEX-TV, Los Angeles, California, as Operations Manager, Production Manager, News Director, Local Sales Manager and an Account Executive. Mr. Ulloa has been a director since February 2000.

Christopher T. Young.    Mr. Young has been our Chief Financial Officer and Treasurer since May 2008.  Mr. Young had previously served as the President of our outdoor advertising division from February 2004 until we sold our outdoor advertising division in May 2008.  From January 2000 to February 2004, Mr. Young served as our outdoor advertising division’s Chief Financial Officer. Before joining our company, Mr. Young had worked with the Bank of Montreal, where he was responsible for all of the bank’s corporate finance activity for the broadcasting and outdoor advertising industries. Mr. Young’s prior experience includes tenures at both the Bank of Tokyo in its corporate finance group and Chase Manhattan Bank. Mr. Young holds a Bachelor of Arts degree in Economics from Columbia University.

Jeffery A. Liberman.    Mr. Liberman, our President and Chief Operating Officer since March 2017, has been involved in the management and operation of Spanish-language television and radio stations since 1974. Mr. Liberman previously served as the Chief Operating Officer from July 2012 until March 2017, and the President of our radio division from May 2001 until July 2012.  From 1992 until our acquisition of Latin Communications Group Inc. in April 2000, Mr. Liberman was responsible for operating Latin Communications Group’s 17 radio stations in California, Colorado, New Mexico and Washington D.C.

Paul A. Zevnik.    Mr. Zevnik is a partner, resident in the Washington, D.C. and Los Angeles, California offices of the law firm of Morgan, Lewis & Bockius, LLP. Mr. Zevnik was involved in the development, management and ownership of our predecessor entities from 1989 to 1996. Mr. Zevnik is a graduate of Harvard College (A.B. magna cum laude 1972), Harvard University (A.M. 1972) and Harvard Law School (J.D. cum laude 1976). Mr. Zevnik has been a director since August 2000 and currently serves as our presiding or “lead” independent director.

Gilbert R. Vasquez.  Mr. Vasquez has been the managing partner of the certified public accounting firm of Vasquez & Company LLP since 1969. Mr. Vasquez has served as a Chapter 7 Panel Trustee in the Central District of California, a Chapter 11 Trustee, a Bankruptcy Examiner and a Receiver. Mr. Vasquez was an executive board member of the 1984 Olympic Organizing Committee and currently serves as a board member on its successor organization, the LA84 Foundation. Mr. Vasquez continues to serve as a board member of Manufacturers Bank and he is also the Chairman of the Los Angeles Latino Chamber of Commerce. He has been a member of various Boards of Directors including Green Dot Public Schools, the Tomas Rivera Policy Institute, ProAmerica Bank, California State University Los Angeles Foundation, United Way of Los Angeles, Los Angeles Metropolitan YMCA, Congressional Hispanic Caucus, Los Angeles Area Chamber of Commerce, National Association of Latino Elected and Appointed Officials and the National Council of La Raza. Other past corporate board appointments include Verizon (formerly) GTE of California, Glendale Federal Bank and Blue Cross of California. Mr. Vasquez has been a director since May 2007.

Patricia Diaz Dennis.  Patricia Diaz Dennis currently serves on the board of directors of U.S. Steel (including its Compensation & Organization and Corporate Governance & Public Policy Committees) and Amalgamated Bank (including its Compensation and Nominating and Corporate Governance Committees). Ms. Diaz Dennis is also a trustee of the NHP Foundation, a member of the Advisory Board for LBJ Family Wealth Advisors, and chairs the Sanctions Panel for The Global Fund.  Ms. Diaz Dennis served in a variety of positions for the company originally known as SBC Communications, Inc. (“SBC”) which later became AT&T. Ms. Diaz Dennis was Senior Vice President and Assistant General Counsel of AT&T from August 2004 until she retired in November 2008. Previously, Ms. Diaz Dennis served as General Counsel and Secretary of SBC West from May 2002 until August 2004, as Senior Vice President of Regulatory and Public Affairs for SBC from November 1998 to May 2002 and as Senior Vice President and Assistant General Counsel of SBC from September 1995 to November 1998. Before joining SBC, Ms. Diaz Dennis was appointed by two Presidents and confirmed by the United States Senate to three federal government positions. Ms. Diaz Dennis was named a member of the National Labor Relations Board by President Ronald Reagan, where she served from 1983 until 1986. President Reagan later appointed Ms. Diaz Dennis as a commissioner of the Federal Communications Commission, where she served from 1986 until 1989. From 1989 to 1991, Ms. Diaz Dennis was at the law firm of Jones, Day, Reavis & Pogue, where she was a partner and communications group practice chair. In 1992, Ms. Diaz Dennis returned to public service when she was appointed by President George H. W. Bush as Assistant Secretary of State for Human Rights and Humanitarian Affairs, serving from 1992 until 1993. Ms. Diaz Dennis served as special counsel for communications matters to the law firm of Sullivan & Cromwell from 1993 until 1995. Ms. Diaz Dennis has served on the Boards and Board committees of a number of for-profit and non-profit organizations, including Massachusetts Mutual Life Insurance Company from 1995 to 2017 and was Chair of the Board of Girl Scouts of the USA from 2005 to 2008. Ms. Diaz Dennis is a member of the California, Texas and District of Columbia bars, and is admitted to practice before the U.S. Supreme Court. Ms. Diaz Dennis previously served as one of our directors from July 2001 until October 2005 and rejoined the Board as a director in May 2014.

Juan Saldívar von Wuthenau.  Mr. Saldívar has been the chief executive officer of JSW Servicios de Estrategia SC since July 2011, and is a Partner at the venture fund Rise Capital. Prior to this, Mr. Saldívar held several positions at Televisa Corporación, S.A. de C.V. (“Televisa”), serving as president of Televisa Interactive Media from October 2003 until June 2011 and as Director of Planning and Strategy of Televisa Multimedia from July 2001 until October 2003. Before joining Televisa, Mr. Saldívar was the founder and Country Manager of Submarino.com in Mexico from 1999 until 2001. Mr. Saldívar currently serves on the board of directors of Travesías Editores SA de CV. He holds a degree in economics from the Instituto Tecnológico Autónomo de México and an MBA from the IESE Business School in Spain. Mr. Saldívar has been a director since May 2014.

Martha Elena Diaz. Ms. Diaz served as president of the Editorial Televisa subsidiary of Televisa for each of the United States, Mexico and Puerto Rico, and also served as president of Distribuidora Intermex, S.A. de C.V., a subsidiary of Grupo Televisa, S.A.B., from March 2012 until July 2015. Ms. Diaz also served as president of Sistema Radiópolis, S.A. de C.V., from December 2010 until February 2012. She holds a degree in chemical engineering from the Universidad Pontificia Bolivariana and a postgraduate certificate as a marketing specialist from the Universidad EAFIT in Colombia. Ms. Diaz has been a director since May 2016.

Arnoldo Avalos. Arnoldo Avalos is the founder and Chief Executive Officer of the Avalos Foundation. Mr. Avalos previously served as the global compensation manager of Facebook from March 2008 until May 2013 and global compensation manager of Google from January 2006 until March 2008. Before joining Google, Mr. Avalos held multiple positions at Cisco Systems from April 1999 until January 2006, including manager of business operations, compensation program manager and corporate recruiter. Before joining Cisco Systems, Mr. Avalos held various positions at Andersen Consulting from 1995 until 1999. Mr. Avalos is a member of the Board of Governors of the California Community Colleges, a member of the Board of Trustees of the Latino Community Foundation and a member of the Board of Directors of the Foundation for California Community Colleges. Mr. Avalos holds a Master in Public Policy degree from the Harvard Kennedy School and a Bachelor of Arts in History from the University of California, Berkeley.

CORPORATE GOVERNANCE

Board of Directors

As currently in effect, our bylaws provide that the Board shall consist of not less than six and not more than eleven directors. The Board currently consists of seven members elected by the holders of the Class A and Class B common stock, voting together as a class. All our directors are elected by our stockholders at each annual meeting of stockholders and will serve until their successors are elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our current directors, nominees for directors and executive officers.

Committees of the Board

The Board has a standing Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.  The composition, functions and general responsibilities of each committee are summarized below.

Audit Committee

The Audit Committee consists of Messrs. Vasquez (chairman) and Avalos and Mses. Diaz Dennis and Diaz.  The Board has determined that Mr. Vasquez is an audit committee financial expert, as that term is defined in Item 401(h) of Regulation S-K promulgated under the Exchange Act, and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A adopted under the Exchange Act. The Board also believes that all members of the Audit Committee meet the independence and knowledge requirements of the NYSE as currently in effect.

Consistent with the company’s Corporate Governance Guidelines, no member of the Audit Committee may serve on the audit committees of more than two other public companies (in addition to ours) without first obtaining the prior approval of the Board. Currently, no member of the Audit Committee serves on more than two other public company audit committees (in addition to ours).

The Audit Committee operates under a written charter, a copy of which is available on our website. The Audit Committee’s duties include, among other things, responsibility for reviewing our accounting practices and audit procedures. In addition, the Audit Committee has responsibility for reviewing complaints about, and investigating allegations of, financial impropriety or misconduct.

As part of its responsibility, the Audit Committee is responsible for engaging our independent registered public accounting firm, as well as pre-approving audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair their independence. The Audit Committee has adopted, and the Board has ratified, an Audit Committee Pre-Approval Policy, which is also available on our website.

Compensation Committee

The Compensation Committee consists of Ms. Diaz (chairwoman) and Mr. Vasquez. The Board has determined that both members of the Compensation Committee qualify as “independent” directors as defined under the NYSE rules, as a “non-employee director” as defined in Rule 16b-3(b)(3) under the Exchange Act and as an “outside director” within the meaning of Section 162(m)(4)(C)(i) of the Internal Revenue Code of 1986, as amended (the “IRS Code”).

The Compensation Committee operates under a written charter, a copy of which is available on our website. Among other things, the Compensation Committee establishes the compensation and benefits of our executive officers. The compensation committee also administers our employee benefit plans, including our equity incentive and employee stock purchase plans.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee consists of Ms. Diaz Dennis (chairwoman) and Mr. Zevnik. Both members of the Nominating/Corporate Governance Committee meet the independence requirements of the NYSE as currently in effect.

The Nominating/Corporate Governance Committee operates under a written charter, a copy of which is available on our website. Among other things, the Nominating/Corporate Governance Committee has the primary responsibility for overseeing the company’s corporate governance compliance practices, as well as supervising the affairs of the company as they relate to the nomination of directors. The principal ongoing functions of the Nominating/Corporate Governance Committee include developing criteria for selecting new directors, establishing and monitoring procedures for the receipt and consideration of director nominations by stockholders and others, considering and examining director candidates, recommending director nominations to the Board, developing and recommending corporate governance principles for the company and monitoring the company’s compliance with those principles, and establishing and monitoring procedures for the receipt of stockholder communications directed to the Board. There have not been any material changes to the procedures by which stockholders may recommend director nominees to the Board since last year’s annual stockholders’ meeting.

The Nominating/Corporate Governance Committee is also responsible for conducting an annual evaluation of the Board to determine whether the Board and its committees are functioning effectively, and reports annually to the Board with the results of this evaluation.

Code of Ethics

We maintain a corporate governance page on our corporate website at www.entravision.com, which includes information regarding the company’s corporate governance practices. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Related Party Transaction Policy, Board committee charters, Audit Committee Pre-Approval Policy and certain other corporate governance documents and policies are available on that page of our website. Any changes to these documents and any waivers granted with respect to our code of ethics will be posted on our website. In addition, we will provide a copy of any of these documents without charge to any stockholder upon written request made to Entravision Communications Corporation, 2425 Olympic Boulevard, Suite 6000 West, Santa Monica, California 90404, Attention:  Secretary. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference into this or any other filing we make with the Securities and Exchange Commission (the “SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Class A common stock and our other equity securities. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us, or written representation from certain reporting persons that no Form 5s were required for those persons, we believe that all reporting requirements under Section 16(a) for the 2018 fiscal year were met in a timely manner by our directors, executive officers and greater than 10% beneficial owners.

ITEM 11.	EXECUTIVE COMPENSATION

Committee, Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Ms. Diaz (chairwoman) and Mr. Vasquez. The Board has determined that both members of the Compensation Committee qualify as “independent” directors as defined under the NYSE rules, as a “non-employee director” as defined in Rule 16b-3(b)(3) under the Exchange Act and as an “outside director” within the meaning of Section 162(m)(4)(C)(i) of the IRS Code. No member of the Compensation Committee was at any time during 2018 an officer or employee of the company. None of our executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2018.

The Compensation Committee operates under a written charter, a copy of which is available on our website. Among other things, the Compensation Committee establishes the compensation and benefits of our executive officers. The compensation committee also administers our employee benefit plans, including our equity incentive and employee stock purchase plans.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has furnished the following Compensation Committee Report for the 2018 fiscal year.  This Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this report by reference therein.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis provided below (the “CD&A”) with management. In reliance on the reviews and discussions referred to above, the Compensation Committee has recommended to the Board, and the Board has approved, that the CD&A be included in this Annual Report on Form 10-K and our proxy statement for the fiscal year ended December 31, 2018 for filing with the SEC.

By the Compensation Committee of the Board of Directors:

Martha Elena Diaz, Chair
Gilbert R. Vasquez

COMPENSATION DISCUSSION AND ANALYSIS

Administration of Compensation Program

The Compensation Committee of the Board of Directors (the “Committee”) has overall responsibility for evaluating and approving our executive compensation program. The Committee has the authority to review and determine the salaries and bonuses of our executive officers, including the Chief Executive Officer and the other Named Executive Officers, and to establish the general compensation policies for such individuals. The Committee also has the authority to administer and make discretionary equity incentive grants to all of our employees under our 2004 Equity Incentive Plan (as amended, the “2004 Plan”), and previously had such authority under our 2000 Omnibus Equity Incentive Plan (the “2000 Plan”). Typically, our Chief Executive Officer makes compensation recommendations to the Committee with respect to our executive officers, in light of his role in the chief executive function, his unique perspective on the strategic direction of our company and day-to-day operations and his extensive experience in the Spanish-language media industry, and the Committee may accept, adjust or reject such recommendations in its discretion.

The Committee operates under a written charter. The duties and responsibilities of a member of the Committee are in addition to his or her duties as a member of the Board. The charter reflects these various responsibilities, and the Committee is charged with periodically reviewing the charter, which it does. The Committee’s membership is determined by the Board and is composed entirely of independent directors as defined under NYSE listing standards. The Committee has the ability to establish and delegate authority to a subcommittee. In addition, the Committee has the authority to engage the services of outside advisors, experts and others, including independent compensation consultants to assist the Committee. The Committee has engaged Frederic W. Cook & Co., Inc. (“Frederic Cook”) as the Committee’s outside compensation consultant to provide advice directly to the Committee as well as company management in continuing to evaluate and develop our compensation policies and practices. The role of Frederic Cook is to provide independent advice and expertise in executive compensation policies and practices. In connection with its engagement of Frederic Cook, the Committee considered various factors regarding Frederic Cook’s independence including, but not limited to, the amount of fees received by Frederic Cook from the company as a percentage of Frederic Cook’s total revenue, its policies and procedures designed to prevent conflicts of interest, and the existence of any business or personal relationship that could impact Frederic Cook’s independence. After reviewing these and other factors, the Committee determined that Frederic Cook was independent and that its engagement did not present any conflicts of interest.

In reviewing executive officer compensation, the Committee does not engage in specific benchmarking of executive officer compensation against competitive market data or our peer group; however, the Committee reviews competitive market data from the media industry as well as other comparably-sized companies, including those companies we have determined to be in our peer group, in combination with an analysis of other factors as described further below. For 2018, the Compensation Committee determined that our peer group consisted of the following companies, each of which is a publicly-traded company for which data is publicly available:

• Sinclair Broadcast Group, Inc.	• TEGNA Inc.	• Radio One Inc.

• Cumulus Media Inc.	• Entercom Communications Corp.	• Gray Television, Inc.

• The E. W. Scripps Company	• Nexstar Broadcasting Group, Inc.	• Spanish Broadcasting System Inc.

• Media General, Inc.	• Salem Media Group, Inc.	• Saga Communications Inc.

• Tribune Media	• Emmis Communications Corp.	• Beasley Broadcast Group Inc.

The Committee held three meetings and acted by written consent three times during 2018. The Board did not modify any action or recommendation made by the Committee with respect to executive compensation for the 2018 fiscal year.

Objectives and Philosophy

The Committee believes that our executive compensation policies and practices are designed to attract and retain qualified executives, motivate and reward them for their performance as individuals and as a management team, and further align the interests of our executives with the interests of our stockholders. We are engaged in a very competitive industry, and our success depends significantly upon our ability to attract and retain qualified executives through competitive compensation packages offered to such individuals. In addition, the Committee believes in rewarding executives’ performance in obtaining key operating objectives, which, among other things, includes earnings, in light of general economic conditions, as well as specific company, industry and competitive conditions. The Committee also believes that our equity incentive compensation policies and practices should reward executives upon their continued employment with the company and the long-term price of our stock.

Our policy for allocating between long-term and current compensation is to ensure that we provide adequate base salary, bonus and equity incentive compensation to attract, retain and reward qualified executives for their services, while providing long-term incentives to reward retention and to maximize long-term value for the company and our stockholders. Our policy is to provide cash compensation in the form of base salary and bonuses to meet competitive salary requirements and, with respect to bonuses, to reward performance. We provide non-cash equity incentive compensation to meet competitive equity compensation needs, promote retention, reward performance and further align the interest of our executives with the company’s stockholders. The Committee typically evaluates total compensation and makes specific equity incentive compensation grants to Named Executive Officers in connection with services provided to us in their capacity as employees and executive officers. The Committee believes executives should be compensated for the services they perform without regard to existing equity holdings and typically the Committee does not take into account existing equity holdings of any Named Executive Officer in making new grants. The Committee believes its overall policies are competitive within our industry and in general, and are appropriate to fulfill our broad objectives with respect to executive compensation.

The Committee does not rely solely on predetermined formulas or a limited set of criteria when it evaluates the performance of our executive officers. In 2018, the Committee considered management’s achievement of our short- and long-term goals in light of general economic conditions as well as specific company, industry and competitive conditions. The principal factors the Committee took into account in evaluating each executive officer’s compensation package for the 2018 fiscal year are described below. However, the Committee has the discretion to apply only some or additional factors, or entirely different factors, for future years. Moreover, all of our Named Executive Officers have entered into employment agreements with the company and many components of each such person’s compensation, including both base salary and bonus, are set by such agreements and not subject to modification during their respective terms.

We generally use substantially the same form of executive employment agreement for each of our executive officers, other than Mr. Ulloa, to ensure that key elements of compensation and terms of employment for each of our executive officers are materially consistent. We generally enter into employment agreements with our executive officers for a term of three years, which provides consistency among our employment agreements with our executive officers, stability in the employment of our executive officers, and both a meaningful period of time and flexibility to evaluate the performance of the executive at the end of each such term.

Typically, Mr. Ulloa, as our Chief Executive Officer, makes compensation recommendations to the Committee with respect to our executive officers, and the Committee may accept, adjust or reject such recommendations in its discretion. Mr. Ulloa is a founder, member of the Board and principal stockholder of the company, in addition to serving as our Chairman and Chief Executive Officer.

Our total compensation program for our executive officers consists of the following key elements of compensation:

•	Base salary
•	Bonus
•	Equity incentive compensation
•	Certain additional benefits and perquisites

Base Salary

It is our goal to provide a base salary for our executive officers that is sufficiently high to attract and retain a strong management team and reflect the individual executive’s responsibilities, value to us, experience and past performance. Base salaries for each of our executive officers are established pursuant to the terms of their respective employment agreements. Our standard executive employment agreement provides that an executive officer’s base annual salary may be increased during the term of the employment agreement, in the discretion of the Committee. Our standard executive employment agreement also does not permit a material reduction to be made to an executive’s then-current base annual salary, unless such reduction is applicable generally to other senior executives of the company. This provision is included to provide each executive with security with respect to their salary for competitive reasons, while providing us with flexibility in the event that the performance of the company, or the performance of our executive officers as a whole or other factors, warrants the reduction in base salary of all executive officers.

Effective January 2017, we entered into a new three-year employment agreement with Mr. Ulloa (the “2017 Ulloa Agreement”), pursuant to which he continues to serve as our Chairman and Chief Executive Officer, and which agreement replaced a substantially similar employment agreement that expired by its terms on December 31, 2016. As part of the Committee’s review and negotiation of the 2017 Ulloa Agreement, the Committee evaluated various criteria, including our performance, the terms of the Mr. Ulloa’s prior employment agreement, the terms of executive employment agreements for chief executive officers at other companies within our industry and in general, compensation paid to Mr. Ulloa in past years and the significant cost-saving measures undertaken by the company in response to general challenging economic conditions in the years following the global financial crisis that began in 2008, including reductions in base salary of our employees, including Mr. Ulloa. The Committee consulted with Frederic Cook in evaluating the compensation and terms of the 2017 Ulloa Agreement, and Frederic Cook advised the Committee on various aspects of chief executive officer compensation policies and practices, including such practices at other companies within our industry and in general, without engaging in specific benchmarking. The Committee also consulted with outside legal counsel in drafting the 2017 Ulloa Agreement. The 2017 Ulloa Agreement provides for an initial base salary of $1,250,000 per year and further provides that the initial base salary shall be reviewed at least annually prior to the anniversary of its effective date and may be increased, in the discretion of the Committee. In reviewing increases in the base salary, the 2017 Ulloa Agreement provides that the Committee shall consider factors including, but not limited to, the market for executives with skills and experience similar to those of Mr. Ulloa, performance considerations, and the nature and extent of salary increases given to other employees of the company during the prior year.

Effective January 2016, we entered into a new three-year employment agreement with Mr. Young (the “2016 Young Agreement”), pursuant to which he continued to serve as our Chief Financial Officer and Treasurer, and which agreement replaced a substantially similar employment agreement that expired by its terms on December 31, 2015. The 2016 Young Agreement provided for an initial base salary of $500,000 per year, which could be increased in connection with any increases in base compensation given to the company’s employees and other senior executive officers, and such other factors as considered by the Committee, in its sole discretion. The Committee relied substantially upon our Chief Executive Officer to negotiate the material terms of the 2016 Young Agreement, and the Committee considered factors including Mr. Young’s performance during the term of his prior employment agreement; competitive considerations, including Mr. Young’s retention and incentive to enter into a new three-year employment agreement with us; and a general comparison of the base salaries of chief financial officers of other companies in our industry, without engaging in specific benchmarking. The 2016 Young Agreement expired by its terms on December 31, 2018.

Effective January 2019, we entered into a new three-year employment agreement with Mr. Young (the “2019 Young Agreement”), pursuant to which he continues to serve as our Chief Financial Officer and Treasurer, and which agreement replaced the 2016 Young Agreement. The 2019 Young Agreement and the 2016 Young Agreement are substantially similar to each other. However, the 2019 Young Agreement provides for an initial base salary of $551,565 per year commencing in 2019, which could be increased in connection with any increases in base compensation given to the company’s employees and other senior executive officers, and such other factors as considered by the Committee, in its sole discretion. The Committee relied substantially upon our Chief Executive Officer to negotiate the material terms of the 2019 Young Agreement, and the Committee considered factors including Mr. Young’s performance during the term of the 2016 Young Agreement; his experience in the industry and with the company; the responsibilities to be performed by Mr. Young during the term of the agreement; competitive considerations, including Mr. Young’s retention and incentive to enter into a new three-year employment agreement with us; and a general comparison of the base salaries of chief financial officers of other companies in our industry, without engaging in specific benchmarking.

Effective March 2017, Mr. Liberman was appointed to serve as our President, as well as continuing to serve as our Chief Operating Officer. In connection with such appointment, we entered into a new three-year employment agreement with Mr. Liberman (the “2017 Liberman Agreement”), pursuant to which he currently serves in the position of President and Chief Operating Officer, and which agreement replaced a substantially similar employment agreement. However, the 2017 Liberman Agreement provides for an initial base salary of $650,000 per year (compared to an initial base salary of $500,000 per year under his prior employment agreement), which may be increased in connection with any increases in base compensation given to the company’s employees and other senior executive officers, and such other factors as may be considered by the Committee. The Committee relied substantially upon our Chief Executive Officer to negotiate the material terms of the 2017 Liberman Agreement, and the Committee considered factors including Mr. Liberman’s performance during the term of his prior employment agreement and the additional duties and responsibilities assumed by Mr. Liberman as President during the term of the 2017 Liberman Agreement; competitive considerations, including Mr. Liberman’s retention and incentive to enter into a new three-year employment agreement with us; and a general comparison of the base salaries of chief operating officers of other companies in our industry, without engaging in specific benchmarking.

Effective January 2016, we entered into a new three-year employment agreement with Mr. Carrera, pursuant to which he served as our Chief Revenue Officer until his resignation effective January 2, 2019, and which agreement replaced a substantially similar employment agreement that expired by its terms on December 31, 2015. The most current employment agreement with Mr. Carrera provided for an initial base salary of $500,000 per year, subject to increases in connection with any increases in base compensation given to the company’s employees and other senior executive officers, and such other factors as considered by the Committee, in its sole discretion. The Committee relied substantially upon our Chief Executive Officer to negotiate the material terms of this employment agreement with Mr. Carrera, and the Committee considered factors including Mr. Carrera’s performance during the term of his prior employment agreement; competitive considerations, including Mr. Carrera’s retention and incentive to enter into a new three-year employment agreement with us; and a general comparison of the base salaries of executive officers of other companies in our industry, without engaging in specific benchmarking.

In January 2019, we granted an increase in base compensation of 3% to substantially all employees across the company, excluding employees who had been hired or had otherwise received an increase in base salary after July 1, 2018, which included Messrs. Ulloa, Young, Liberman and Carrera. Following this increase in base compensation, the annual base salaries of our Named Executive Officers effective as of January 2019 were as follows: (i) Mr. Ulloa, $1,313,250; (ii) Mr. Liberman, $682,890; (iii) Mr. Young, $551,565; and (iv) Mr. Carrera, $541,059.

Bonus

Similarly as discussed above with respect to base salary, the Committee believes that we should provide cash bonus compensation to our executive officers that is sufficiently high to attract and retain a strong management team and reflects the individual executive’s responsibilities and service to the company, value to the company, experience and past performance. Bonuses granted to our executive officers are also established, in part, pursuant to the terms of their respective employment agreements.

Under the terms of the 2017 Ulloa Agreement, Mr. Ulloa is eligible to receive an annual cash bonus of up to 100% of his then-applicable base salary pursuant to such factors, criteria or annual bonus plan(s) of the company, as determined by the Committee from time to time. The Committee has the discretion to determine, on either a prospective or retrospective basis, the factors, criteria or annual bonus plan(s), including performance goals which must be met, if any, for such annual cash bonus to be paid to Mr. Ulloa for each applicable year of his employment agreement.

Bonuses for executive officers are recommended by our Chief Executive Officer and reviewed and approved by the Committee, in its sole discretion. Under the 2016 Young Agreement and the 2019 Young Agreement, Mr. Young was and is eligible to receive an annual bonus of up to 100% of his then-applicable base salary in the sole discretion of the Committee. Under the terms of his employment agreement, Mr. Carrera is eligible to receive an annual bonus of up to 50% of his then-applicable base salary, in the sole discretion of the Committee. Under the 2017 Liberman Agreement, Mr. Liberman is eligible to receive an annual bonus of up to 100% of his then-applicable base salary, in the sole discretion of the Committee..

As a result of our expanding business operations and geographical scope, including those related to the acquisition of our Headway digital business, we experienced unexpected delays in our completion of the audit of our financial statements for the year ended December 31, 2018. That, in turn, delayed the Committee’s review of fiscal year results and making bonus decisions for 2018. Since we have now completed the audit, the Committee intends to meet to review and approve bonuses for 2018 to our executive officers as soon as practicable.

Equity Incentive Compensation

The Committee believes in linking long-term incentives to stock ownership. The Committee believes that the incentive of future stock ownership encourages employees to remain employed by the company and motivates them to use their best efforts at all times. In addition, the Committee believes that equity incentive compensation further enhances the alignment of the interests of our executive officers and employees with those of our stockholders. In May 2004, our stockholders adopted the 2004 Plan, which replaced the 2000 Plan, and the 2004 Plan is our primary vehicle for offering equity incentive compensation to our directors, executive officers and other employees. In 2014, our stockholders approved an amendment to the 2004 Plan to extend the term of the plan until May 2024. The 2004 Plan is administered by the Committee, which determines the type and amount of grants, vesting requirements and other features and conditions of equity incentive compensation awards, including whether to waive performance conditions or other vesting requirements of any award or to reduce or increase the size of any award. Each of our Named Executive Officers is eligible to receive grants of stock options, restricted stock or other equity incentive grants under the 2004 Plan. We typically grant equity incentive awards to our executive officers and other key employees on an annual basis. We do not have specific stock ownership guidelines applicable to our executive officers.

We do not use any pre-determined formula in determining the amount of equity incentive grants that are granted to executive officers. We base the amount of equity incentive grants on such considerations as the level of experience and individual performance of such executive officer, the number of stock options or restricted stock units granted to such executive officer in previous grants, and general competitive considerations, including retention of each executive officer. The Committee relies substantially on our Chief Executive Officer to make specific recommendations regarding which individuals, including our Named Executive Officers, should receive equity incentive grants and the amounts of such grants, in recognition of the fact that our Chief Executive Officer is in the best position to evaluate which individuals are most likely to be motivated by such incentive compensation, and are most valuable to our performance and entitled to be rewarded, by such incentive compensation. The Committee believes that executives should be compensated for the services that they perform without regard to existing equity holdings, and typically does not take into account existing equity holdings of any Named Executive Officer.

As part of the Committee’s ongoing review and evaluation of equity incentive compensation, during 2017 the Committee reviewed our objectives regarding equity incentive compensation and the effectiveness of various forms of equity incentive grants with respect to these objectives. The Committee consulted with Frederic Cook, which prepared a report for the Committee’s review that compared our equity incentive compensation practices to a peer group of comparably-sized media companies and advised the Committee on various aspects of equity compensation policies and practices, including, among other things, types of equity incentive grants, appropriate vesting criteria and the equity incentive compensation policies and practices of other companies in our industry and generally. The Committee also sought the input of our Chief Executive Officer with respect to the appropriate pool of employees who should receive equity incentive grants, appropriate vesting criteria and the regulatory, tax and accounting effects of various forms of equity incentive grants. The Committee considered factors including, among other things: (i) the Committee’s objectives with respect to equity incentive compensation; (ii) general economic and specific industry conditions experienced by the company; (iii) the efforts and performance of the company’s executive officers and employees; (iv) various types of equity incentive awards; (v) various forms of vesting components, including time-based vesting and performance-based vesting; (vi) the appropriate length and frequency of time-based vesting components; (vii) aggregate share usage; and (viii) the regulatory, tax and accounting treatment of various types of equity incentive awards, including the effects of Accounting Standards Codification (“ASC”) 718, “Stock Compensation” issued by the Financial Accounting Standards Board. Following its review, the Committee determined that restricted stock units using time-based vesting criteria were an effective means of meeting our equity incentive compensation objectives for the 2018 calendar year.

In December 2018, the Committee granted a total of 1,000,750 restricted stock units to our executive officers and other key employees, with 498,750, or 50%, of such amount being granted to our Named Executive Officers. These restricted stock units were awarded under the 2004 Plan, and each restricted stock unit entitles the recipient to receive one share of our Class A common stock for each restricted stock unit when the applicable vesting requirements are satisfied. These restricted stock units vest as follows: (i) 25% on December 31, 2018; (ii) 25% on December 31, 2019; (iii) 25% on December 31, 2020; and (iv) 25% on December 31, 2021; in each case, provided that the recipient is employed by us on such date.

Benefits and Perquisites

With limited exceptions, the benefits and perquisites provided to our executive officers, including our Named Executive Officers, are generally available to all of our employees. Exceptions include a monthly automobile allowance provided to certain executives, including our Named Executive Officers, and the cost of life insurance premiums for the benefit of certain of our Named Executive Officers. In addition, we provide, without cost to employees, a travel accident insurance policy that provides a travel accident benefit to all employees, with a greater accident benefit for executives than for non-executives. We also generally pay a portion of the health insurance premiums for our employees, and for certain executive officers, including our Named Executive Officers, we pay a greater amount or all of the health insurance premiums than the amount that we pay for employees in general.

Change in Control

Pursuant to our standard executive employment agreement, should there be a change in control of the company, including a change of control of the company where the executive officer is not offered continued employment as a senior executive or is required to move his residence outside of the metropolitan area provided in his then-current employment agreement, the executive officer will be entitled to receive all accrued salary and benefits through the date of termination, any discretionary bonus that has been approved by the Committee and a severance payment equal to one year of his then-current base salary.

The current employment agreements for each of our Named Executive Officers provide for this type of severance compensation, except as described as follows:

•

With respect to Mr. Ulloa, if, following a change in control of the company, Mr. Ulloa’s employment is terminated by us without cause, or is terminated by him for good reason (as each such term is defined in his employment agreement), he would be entitled to receive: (i) all accrued salary and bonuses through the date of termination; (ii) a lump sum severance payment in an amount equal to the sum of (x) three times his then-current base salary, plus (y) three times his average annual bonus for the three years preceding such termination; and (iii) continuation of all benefit coverage (or reimbursement for expenses incurred in collection with such benefit coverage) for a period of two years after such termination. In addition, upon any termination described above, there would be (i) immediate vesting of, and the lapse of all restrictions applicable to, all unvested stock options and any other equity incentives that vest solely based on the passage of time granted to Mr. Ulloa and outstanding immediately prior to the such termination; and (ii) vesting of any performance based equity incentives awarded to Mr. Ulloa and outstanding immediately prior to the such termination, such vesting to occur in accordance with the terms of the applicable award agreements and plans determined as if Mr. Ulloa’s employment with the Company had not terminated.

•

With respect to Mr. Young, if his employment is terminated by us without cause or by Mr. Young for good reason (as each such term is defined in Mr. Young’s employment agreement), including a change of control of the company where Mr. Young, Mr. Young would be entitled to receive all accrued salary and benefits through the date of termination, as well as a severance payment (the “Severance Payment”) equal to (i) Mr. Young’s then-current base salary, plus (ii) a prorated bonus amount equal to the product of: (x) the average annual bonuses received by Mr. Young for the two years preceding the year of such termination, multiplied by (y) a fraction, the numerator of which is the number of days preceding such termination in the then-current calendar year, and the denominator of which is 365. In addition, after a change is required to move the principal location at which his job duties will be based outside the greater Los Angeles, California area in control of the company, if Mr. Young is not offered continued employment as chief financial officer of the surviving or acquiring entity or the company terminates his employment at any time during the remainder of the term of the agreement for any reason other than for cause, he will be entitled to receive: (i) all accrued salary and benefits through the date of termination; (ii) the Severance Payment; (iii) immediate vesting of, and lapse of all restrictions applicable to, all unvested and outstanding time-based equity incentive grants; and (iv) vesting of all unvested and outstanding performance-based equity incentive grants, at such time and in the event that any applicable performance-based criteria have been met under the terms of applicable award agreements as if Mr. Young had not terminated employment with the company and with the lapse of all restrictions applicable to vesting based on the passage of time.

•

With respect to Mr. Liberman, instead of receiving a severance payment equal to one year of his then-current base salary, he would be entitled to receive a severance payment equal to (i) one year of his then-current base salary, multiplied by (ii) 1.5.

Director Compensation

For directors who are also employees of the company, we do not provide additional compensation and such individuals are compensated only for their service as an officer or employee of the company, as the Committee believes that employee directors are adequately compensated for all of their responsibilities, including service as a director, through their compensation as employees.

Prior to May 31, 2018, directors of the company who are not officers or employees of the company were compensated for their services as follows: (i) an annual grant of restricted stock units under the 2004 Plan with a grant date value of $70,000, with the grant to be made effective as of the date of the annual stockholder meeting; (ii) $60,000 per year, and for committee chairs, an additional cash retainer ($12,000 for the Audit Committee Chair, $7,000 for the Compensation Committee Chair and $7,000 for the Nominating/Governance Committee Chair); (iii) $1,250 for attendance at a Board meeting in person ($500 if telephonically); and (iv) $1,000 for attendance at a committee meeting in person ($500 if telephonically).

As part of the Committee’s ongoing review of director compensation, during 2018 the Committee consulted with Frederic Cook, which advised the Committee on various aspects of director equity compensation policies and practices. The Committee also sought the input of our Chairman and Chief Executive Officer, who, as an officer of the company, was not entitled to receive any compensation for his services as a director, with respect to the implementation of director equity incentive compensation. The Committee also considered the regulatory, tax and accounting effects of various forms of equity incentive grants.

The Committee completed its review of director compensation in April 2018, and recommended that the Board adopt a new director compensation policy as an effective means of meeting the company’s director compensation objectives. At a meeting of the Board on May 31, 2018, the Board reviewed the Committee’s recommendation and adopted the new director compensation policy as recommended by the Committee. Effective May 31, 2018, directors of the company who are not officers or employees of the company are compensated for their services as follows: (i) an annual grant of restricted stock units under the 2004 Plan that has a grant date value of $80,000, with the grant to be made effective as of the date of the annual stockholder meeting; (ii) $65,000 per year, and for committee chairs, an additional cash retainer ($15,000 for the Audit Committee Chair, $10,000 for the Compensation Committee Chair and $10,000 for the Nominating/Governance Committee Chair); (iii) $1,250 for attendance at a Board meeting in person ($500 if telephonically); and (iv) $1,000 for attendance at a committee meeting in person ($500 if telephonically).

At the Board’s meeting on May 31, 2018, in accordance with the company’s new director compensation policy, the Board as a whole granted 20,000 restricted stock units to each non-employee director for calendar year 2018. The restricted stock units vest on the earlier of (a) the first anniversary of the grant date or (b) the business day immediately preceding the date of the 2019 annual meeting of stockholders, provided that the recipient is a member of the Board on such date. The underlying shares of Class A common stock relating to such restricted stock units shall be distributed to each such director at the time of termination of such director’s service with the company, other than with regard to Mr. Zevnik, who elected to receive such underlying shares upon vesting for the purposes of charitable giving.

Tax Accounting and Treatment

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers (not including the chief financial officer for fiscal year 2018), to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance based. Non-performance based compensation paid to our covered officers for the 2018 fiscal year exceeded the $1 million limit for each of Messrs. Ulloa and Liberman. The Committee anticipates that such compensation will continue to exceed the $1 million limit for each of Messrs. Ulloa and Liberman in 2019. Going forward, the Committee may consider the limitations of Section 162(m) and the benefit to us of the full deductibility of compensation together with maintaining flexibility in assessing executive performance and compensating our executive officers in a manner that can best promote our corporate objectives. The Committee believes that the impact of such limitation was not material to us with respect to fiscal year 2018 and will not be material to us with respect to fiscal year 2019.

Accounting for Stock-Based Compensation

Beginning January 1, 2006, we began accounting for stock-based payments, including awards granted under the 2004 Plan, in accordance with the requirements of ASC 718. For additional information regarding ASC 718, please refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this annual Report on Form 10-K.

Summary Compensation Table for Fiscal Year 2018, 2017 and 2016

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)		Stock Awards ($) (2)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Walter F. Ulloa,	2018	$1,275,000	$—	(3)	$1,085,000		$—	$—	$—	$35,308	(5)	$2,395,308
Chief Executive Officer	2017	$1,250,000	$320,000		$2,590,000		$—	$—	$—	$35,308	(5)	$4,195,308
	2016	$1,060,896	$280,000		$3,375,000	(4)	$—	$—	$—	$35,308	(5)	$4,751,204
Christopher T. Young,	2018	$525,300	$—	(3)	$170,500		$—	$—	$—	$24,158	(6)	$719,958
Chief Financial Officer	2017	$515,000	$245,000		$407,000		$—	$—	$—	$24,158	(6)	$1,191,158
	2016	$500,000	$180,000		$540,000	(4)	$—	$—	$—	$24,158	(6)	$1,244,158
Jeffery A. Liberman,	2018	$663,000	$—	(3)	$248,000		$—	$—	$—	$24,720	(7)	$935,720
Chief Operating Officer	2017	$627,500	$290,000		$592,000		$—	$—	$—	$24,720	(7)	$1,534,220
	2016	$500,000	$225,000		$540,000	(4)	$—	$—	$—	$24,720	(7)	$1,289,720
Mario M. Carrera,	2018	$525,300	$—	(3)	$42,625		$—	$—	$—	$67,696	(8)	$635,621
Chief Revenue Officer	2017	$515,000	$245,000		$407,000		$—	$—	$—	$66,400	(8)	$1,233,400
	2016	$500,000	$180,000		$540,000	(4)	$—	$—	$—	$66,400	(8)	$1,286,400

(1)	Bonus amounts awarded to each Named Executive Officer were based on the satisfaction of factors set forth in their respective employment agreements, as described in the CD&A.
(2)

For a discussion of the assumptions used in the valuation of awards (estimated forfeitures are not considered for purposes of these computations and the full fair value is recognized in the year of grant), see Note 16 "Equity Incentive Plans" in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2018.

(3)	Bonus not yet granted for fiscal year 2018. See “Bonus” under “Compensation Discussion and Analysis” above.
(4)

Amounts include the grant date fair value of performance-based restricted stock units (“PSUs”), as discussed in the CD&A. The grant date fair value is based on the assumption that the target level of performance is achieved, which may not be the case. The PSUs granted in 2016 were not earned and are deemed to have been expired in full on March 15, 2018.

(5)	For each of 2018, 2017 and 2016, includes $24,000 as an automobile allowance and $11,308 for medical insurance premiums.
(6)	For each of 2018, 2017 and 2016, includes $12,000 as an automobile allowance, $11,308 for medical insurance premiums and $850 for life insurance premiums.
(7)	For each of 2018, 2017 and 2016, includes $12,000 as an automobile allowance, $11,308 for medical insurance premiums and $1,412 for life insurance premiums.
(8)

For 2018, includes $12,000 as an automobile allowance, $11,308 for medical insurance premiums and $44,388 for housing costs.   For each of 2017 and 2016, includes $12,000 as an automobile allowance, $11,308 for medical insurance premiums and $43,092 for housing costs.

Pay Ratio Disclosure

In August 2015, pursuant to a mandate under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the chief executive officer.  Registrants were obligated to comply with the pay ratio rule for the first fiscal year beginning on or after January 1, 2017.

In order to determine the median employee, we prepared a list of all employees as of December 31, 2018. As permitted by SEC rules, for purposes of preparing this list for fiscal 2018 we excluded 40 employees located in Brazil, Chile, Colombia, Costa Rica, Israel, the United Kingdom and Uruguay, comprising 3.2% of our total employees.

As a result of these permitted exclusions, we had a total of 1,215 employees on this list as of December 31, 2018.

We identified the median employee by examining the 2018 total cash compensation for all such individuals on this list, excluding our chief executive officer, who were employed by us on December 31, 2018 (whether employed on a full-time, part-time or seasonal basis). For such employees, we did not make any assumptions, adjustments or estimates with respect to total cash compensation, and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2018. We applied a U.S. dollar exchange rate to the compensation elements paid to our employees in currencies other than the U.S. dollar.

Using reasonable estimates in accordance with SEC rules, we determined the compensation of our median employee by: (i) calculating the annual total compensation described above for each of our non-excluded employees; (ii) ranking the annual total compensation of all non-excluded employees, except for the chief executive officer, from highest to lowest; and (iii) since we have an even number of employees when not considering our chief executive officer, determining the average of the annual total compensation of the two employees who were the 607th and 608th persons on that ranking (the “Median Employee”).

After identifying the Median Employee, we calculated annual total compensation for both employees using the same methodology we use for our named executive officers as set forth in “Summary Compensation Table for Fiscal Year 2018, 2017 and 2016” above, and then we calculated the average annual total compensation of those two employees.

As a result of the foregoing, the annual total compensation for fiscal year 2018 for our chief executive officer was $2,395,308 and for the Median Employee it was $37,918.96, resulting in a ratio of 63.2 to 1. Given the different methodologies that various public companies are using to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Grants of Plan-Based Awards During 2018

		Number of Non-Equity Incentive Plan	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value
Name	Grant Date	Units Granted (#)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($ / Sh)	of Stock and Option Awards
Walter F. Ulloa	12/21/18	—	$—	$—	$—	350,000	350,000	350,000	—	—	$3.10	$3.10
Christopher T. Young	12/21/18	—	$—	$—	$—	55,000	55,000	55,000	—	—	$3.10	$3.10
Jeffery A. Liberman	12/21/18	—	$—	$—	$—	80,000	80,000	80,000	—	—	$3.10	$3.10
Mario M. Carrera	12/21/18	—	$—	$—	$—	13,750	13,750	13,750	—	—	$3.10	$3.10

(1)

Represents restricted stock unit awards which vest as follows: (i) 25.0% on December 31, 2018, provided the recipient is employed by the company on such date; (ii) 25.0% on December 31, 2019, provided the recipient is employed by the company on such date; (iii) 25.0% on December 31, 2020, provided the recipient is employed by the company on such date; and (iv) 25.0% on December 31, 2021, provided the recipient is employed by the company on such date.

Employment Agreements

Agreement with Walter F. Ulloa.    Effective January 1, 2017, we entered into the 2017 Ulloa Agreement, pursuant to which he continues to serve as our Chairman and Chief Executive Officer. The 2017 Ulloa Agreement replaces a substantially similar employment agreement with Mr. Ulloa, which agreement was effective as of January 1, 2014 through December 31, 2016. The 2017 Ulloa Agreement is for a term that commenced on January 1, 2017 and terminates on December 31, 2019, and provides for an initial base salary of $1,250,000 per year.  Mr. Ulloa’s salary shall be reviewed at least annually by the Compensation Committee and, in that committee’s discretion, the base salary may be increased in subsequent years of the term of the agreement.  Mr. Ulloa’s annual base salary is currently $1,313,250.

Mr. Ulloa is eligible to receive an annual bonus of up to 100% of his then-applicable base salary pursuant to such factors, criteria or annual bonus plan(s) of the company as determined by the Compensation Committee from time to time. Mr. Ulloa is also eligible to receive grants of stock options, restricted stock and other grants under the 2004 Plan, or any successor plan thereto, on the same terms as the company’s other executive officers.

If Mr. Ulloa’s employment is terminated by us without cause or is a constructive termination without cause, Mr. Ulloa will be entitled to receive: (i) all accrued salary and bonuses through the date of termination; (ii) a lump sum severance payment in an amount equal to the greater of (x) two times his then-current base salary or (y) the amount of his then-current base salary multiplied by a fraction, the numerator of which is the number of months remaining in the term of the agreement and the denominator of which is 12; (iii) an additional lump sum severance payment in an amount equal to two times his average annual bonus for the three years preceding such termination; (iv) continuation of all benefit coverage (or reimbursement for expenses incurred in collection with such benefit coverage) for a period of two years after such termination; (iv) immediate vesting of, and the lapse of all restrictions applicable to, all unvested stock options and any other equity incentives that vest solely based on the passage of time granted to such him and outstanding immediately prior to the such termination; and (v) vesting of any performance based equity incentives awarded to him and outstanding immediately prior to the such termination, such vesting to occur in accordance with the terms of their applicable award agreements and plans determined as if such Mr. Ulloa’s employment with the company had not terminated. If a termination without cause follows a change of control of the company or is initiated by Mr. Ulloa for good reason, as specified in the agreement, Mr. Ulloa shall be entitled to receive the amounts specified in the first sentence of this paragraph; provided, however, that in lieu of the amount specified in clause (ii) of such sentence, Mr. Ulloa shall be entitled to receive a lump sum severance payment in an amount equal to three times the sum of his then-current base salary, and in lieu of the amount specified in clause (iii) of such sentence, Mr. Ulloa shall be entitled to receive a lump sum severance payment in an amount equal to three times his average annual bonus for the three years preceding such termination. If Mr. Ulloa’s employment is terminated by the company for cause, all payments under Mr. Ulloa’s agreement shall cease, except for (i) all accrued salary and bonuses through the date of termination and (ii) a prorated bonus in an amount equal to the product of (x) his average annual bonus for the two years preceding such termination multiplied by (y) a fraction, the numerator of which is the number of days preceding the termination date in the then-current calendar year and the denominator of which is 365.

The employment agreements that we have entered into with our other Named Executive Officers are substantially similar to each other and are summarized below.

Agreement with Christopher T. Young.   Effective January 1, 2019, we entered into the 2019 Young Agreement, pursuant to which he continues to serve as our Chief Financial Officer and Treasurer. The agreement replaces the similar 2016 Young Agreement, which agreement was effective as of January 1, 2016 through December 31, 2018. The 2019 Young Agreement provides for an initial base salary of $551,565 per year, which may be increased in the discretion of the Compensation Committee. The agreement with Mr. Young expires on December 31, 2021. Mr. Young’s annual base salary is currently $551,565.

Mr. Young is eligible to receive an annual bonus, in the discretion of the Compensation Committee, of up to 100% of his then-applicable base salary. Mr. Young is also eligible to receive equity incentive grants under the 2004 Plan, or any successor plan thereto, in the discretion of the Compensation Committee.

If Mr. Young’s employment is terminated by us without cause or by Mr. Young for good reason (as each such term is defined in Mr. Young’s employment agreement), including a change of control of the company where Mr. Young is required to move the principal location at which his job duties will be based outside the greater Los Angeles, California area, Mr. Young would be entitled to receive all accrued salary and benefits through the date of termination, as well as a severance payment (the “Severance Payment”) equal to (i) Mr. Young’s then-current base salary, plus (ii) a prorated bonus amount equal to the product of: (x) the average annual bonuses received by Mr. Young for the two years preceding the year of such termination, multiplied by (y) a fraction, the numerator of which is the number of days preceding such termination in the then-current calendar year, and the denominator of which is 365. In addition, after a change in control of the company, if Mr. Young is not offered continued employment as chief financial officer of the surviving or acquiring entity or the company terminates his employment at any time during the remainder of the term of the agreement for any reason other than for cause, he will be entitled to receive: (i) all accrued salary and benefits through the date of termination; (ii) the Severance Payment; (iii) immediate vesting of, and lapse of all restrictions applicable to, all unvested and outstanding time-based equity incentive grants; and (iv) vesting of all unvested and outstanding performance-based equity incentive grants, at such time and in the event that any applicable performance-based criteria have been met under the terms of applicable award agreements as if Mr. Young had not terminated employment with the company and with the lapse of all restrictions applicable to vesting based on the passage of time. If Mr. Young’s employment is terminated by us for cause (as such term is defined in the agreement), Mr. Young will be entitled to receive only any accrued salary and benefits through the date of termination, and shall be ineligible for any bonus.

Agreement with Jeffery A. Liberman.    Effective March 1, 2017, we entered into the current employment agreement with Mr. Liberman, pursuant to which he serves as our President and Chief Operating Officer. The agreement replaces a similar employment agreement with Mr. Liberman, which agreement was effective as of January 1, 2016. The agreement with Mr. Liberman provides for an initial base salary of $650,000 per year, which may be increased in the discretion of the Compensation Committee. The agreement with Mr. Liberman expires on February 29, 2020. Mr. Liberman’s annual base salary is currently $682,890.

Mr. Liberman is eligible to receive an annual bonus, in the discretion of the Compensation Committee, of up to 100% of his then-applicable base salary. Mr. Liberman is also eligible to receive equity incentive grants under the 2004 Plan, or any successor plan thereto, in the discretion of the Compensation Committee.

If Mr. Liberman’s employment is terminated by us without cause or by Mr. Liberman for good reason, including a change of control of the company where Mr. Liberman is not offered continued employment as a senior executive or is required to move his residence outside the greater Los Angeles, California area, he will be entitled to receive: (i) all accrued salary and benefits through the date of termination, (ii) any discretionary bonus that is approved by the Compensation Committee and (iii) a severance payment equal to one year of his then-current base salary multiplied by 1.5, payable in 12 equal monthly payments.  Mr. Liberman’s receipt of this severance payment is conditioned upon his execution of a customary form of release whereby he waives all claims arising out of his employment and termination of employment. If Mr. Liberman’s employment is terminated by us for cause, he will only be entitled to receive accrued salary and benefits through the date of termination and shall be ineligible for any bonus.

Agreement with Mario M. Carrera.  Effective January 1, 2016, we entered into an employment agreement with Mr. Carrera, pursuant to which he served as our Chief Revenue Officer until his resignation effective January 2, 2019. The agreement replaced a similar employment agreement with Mr. Carrera, which agreement was effective as of September 1, 2012 and amended effective as of January 1, 2015 and August 31, 2015. The agreement with Mr. Carrera provided for an initial base salary of $500,000 per year, subject to increase in the discretion of the Compensation Committee. The agreement with Mr. Carrera expired on December 31, 2018. Mr. Carrera’s annual base salary at the time of his resignation was $541,059.

Mr. Carrera was eligible to receive an annual bonus, in the discretion of the Compensation Committee, of up to 50% of his then-applicable base salary. Mr. Carrera was also eligible to receive equity incentive grants under the 2004 Plan, or any successor plan thereto, in the discretion of the Compensation Committee.

If Mr. Carrera’s employment had been terminated by us without cause or by Mr. Carrera for good reason, including a change of control of the company where Mr. Carrera was not offered continued employment as a senior executive or was required to move his residence outside the greater Denver, Colorado or Los Angeles, California metropolitan areas, he would have been entitled to receive: (i) all accrued salary and benefits through the date of termination, (ii) any discretionary bonus that was approved by the Compensation Committee and (iii) a severance payment equal to one year of his then-current base salary, payable in 12 equal monthly payments.  Mr. Carrera’s receipt of this severance payment would have been conditioned upon his execution of a customary form of release whereby he waived all claims arising out of his employment and termination of employment. If Mr. Carrera’s employment had been terminated by us for cause, he would have only be entitled to receive accrued salary and benefits through the date of termination and shall be ineligible for any bonus.

On January 4, 2019, we entered into a Separation and Services Agreement with Mr. Carrera (the “Separation Agreement”) in connection with Mr. Carrera’s resignation as Chief Revenue Officer. Pursuant to the Separation Agreement, Mr. Carrera served as a consultant to the company until April 2, 2019. The Separation Agreement provided that Mr. Carrera was entitled to receive: (i) a discretionary bonus for calendar year 2018 in an amount to be determined in the discretion of the Company and the Compensation Committee of the Company’s Board of Directors, and consistent with the terms of Mr. Carrera’s previously-existing employment agreement with the Company; (ii) the vesting of 37,500 restricted stock units previously granted to Mr. Carrera; (iii) payments in an aggregate amount equal to $131,325, payable in three equal monthly installments; (iv) payment by the Company of the costs of COBRA benefits for which Mr. Carrera is eligible through December 31, 2019; and (v) reimbursement of reasonable relocation expenses in an amount up to $8,000. In addition, pursuant to the Separation Agreement, Mr. Carrera provided the Company with a general release and agreed to certain confidentiality, non-solicitation, non-competition and other covenants.

Equity Awards

On December 10, 2018, we granted restricted stock units to each of our Named Executive Officers.  The restricted stock units were awarded under the 2004 Plan, and each unit entitles the recipient to receive one share of the company’s Class A common stock for each restricted stock unit when the applicable vesting requirements are satisfied. The restricted stock units vest as follows: (i) twenty-five percent (25%) on December 31, 2018, provided the recipient is employed by the company on such date; (ii) twenty-five percent (25%) on December 31, 2019, provided the recipient is employed by the company on such date; (iii) twenty-five percent (25%) on December 31, 2020, provided the recipient is employed by the company on such date; and (iv) twenty-five percent (25%) on December 31, 2021, provided the recipient is employed by the company on such date.

The specific grants to Named Executive Officers were as follows:

Name	Restricted Awards for Fiscal Year 2018
Walter F. Ulloa	350,000
Christopher T. Young	55,000
Jeffery A. Liberman	80,000
Mario M. Carrera	13,750

Outstanding Equity Awards at Fiscal Year-End 2018

	Option Awards					Stock Awards
										Equity
			Equity					Equity Incentive		Incentive
			Incentive					Plan Awards:		Plan Awards:
			Plan Awards:				Market	Number of		Market or
	Number of	Number of	Number of			Number of	Value of	Unearned		Payout Value
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units		of Unearned
	Underlying	Underlying	Underlying			Units of	Units of	or Other		Shares, Units
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That		or Other
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not		Rights That
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested		Have Not
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)		Vested
Walter F. Ulloa	66,000	—	—	$1.67	04/04/22
	150,000	—	—	$1.92	02/21/23
								237,500	(1)	$691,125
								175,000	(2)	$509,250
								87,500	(3)	$254,625
Christopher T. Young	—	—	—	$—	—
	—	—	—	$—	—
								37,500	(1)	$109,125
								27,500	(2)	$80,025
								13,750	(3)	$40,013
Jeffery A. Liberman	33,000	—	—	$1.67	04/04/22
	66,000	—	—	$1.92	02/21/23
								50,000	(1)	$145,500
								40,000	(2)	$116,400
								20,000	(3)	$58,200
Mario M. Carrera	—	—	—	$—	—
	—	—	—	$—	—
								23,750	(4)	$69,113
								13,750	(5)	$40,013

(1)	Represents restricted stock unit which vest on December 31, 2019.
(2)	Represents restricted stock unit awards which vest on December 31, 2020.
(3)	Represents restricted stock unit awards which vest on December 31, 2021.
(4)	Represents restricted stock unit awards which originally were scheduled to vest on December 31, 2019. Entire amount vested on January 4, 2019 in connection with Mr. Carrera's separation.
(5)	Represents restricted stock unit awards which originally were scheduled to vest on December 31, 2020. Entire amount vested on January 4, 2019 in connection with Mr. Carrera's separation.

Option Exercises and Stock Vested at Fiscal Year-End 2018

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired on	Value Realized	Acquired on	Value Realized
Name	Exercise (#)	on Exercise ($)	Vesting (#)	on Vesting ($)
Walter F. Ulloa	—	$—
			25,000	$72,750
			62,500	$181,875
			87,500	$254,625
			87,500	$254,625
Christopher T. Young	—	$—
			8,000	$23,280
			10,000	$29,100
			13,750	$40,013
			13,750	$40,013
Jeffery A. Liberman	—	$—
			8,000	$23,280
			10,000	$29,100
			20,000	$58,200
			20,000	$58,200
Mario M. Carrera	—	$—
			8,000	$23,280
			10,000	$29,100
			13,750	$40,013
			13,750	$40,013

Potential Payments Upon Termination or Change-In-Control

During 2018, all of the Named Executive Officers had provisions in their then-current employment agreements providing for payments upon certain types of termination of employment, including upon a change of control of the company.  For a description of those provisions, please see “Employment Agreements” above.

Director Compensation for Fiscal Year 2018

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2) (3)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Gilbert R. Vasquez	$95,000	$80,000	$—	$—	$—	$—	$175,000
Paul A. Zevnik	$71,750	$80,000	$—	$—	$—	$—	$151,750
Patricia Diaz Dennis	$88,500	$80,000	$—	$—	$—	$—	$168,500
Juan Saldívar von Wuthenau	$70,500	$158,795	$—	$—	$—	$342,000	$585,500
Martha Elena Diaz	$90,000	$80,000	$—	$—	$—	$—	$170,000
Arnoldo Avalos	$69,000	$80,000	$—	$—	$—	$—	$149,000

(1)

For a discussion of the assumptions used in the valuation of awards (estimated forfeitures are not considered for purposes of these computations and the full fair value is recognized in the year of grant), see the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(2)	On May 31, 2018, each referenced director was granted 20,000 restricted stock units at a grant fair value of $4.00. Such restricted stock units vest on May 29, 2019.
(3)

Includes 30,000 restricted stock units granted to Mr. Saldívar in connection with a consulting agreement between the company and JSW Servicios de Estrategia SC (“SWS”), of which Mr. Saldívar is owner and chief executive officer.

(4)	Includes $342,000 paid to SWS in connection with a consulting agreement between the company and SWS, of which Mr. Saldívar is owner and chief executive officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 5, 2019, concerning, except as indicated by the footnotes below:

•	each person whom we know beneficially owns more than 5% of our Class A common stock or Class B common stock;
•	each of our directors and nominees for the board of directors;
•

our Chief Executive Officer, Chief Financial Officer and each of our other executive officers serving as such as of December 31, 2018 (such individuals are hereafter referred to as our “Named Executive Officers”); and

•	all of our directors and executive officers as a group.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Entravision Communications Corporation, 2425 Olympic Boulevard, Suite 6000 West, Santa Monica, California 90404.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 61,137,147 shares of Class A common stock and 14,927,613 shares of Class B common stock outstanding at April 5, 2019. Each share of Class B common stock has 10 votes per share compared to one per share of Class A common stock. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants, restricted stock units or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within sixty days of April 5, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. In addition, we did not include Univision Communications Inc., which currently holds all 9,352,729 shares of our Class U common stock.  The Class U common stock is non-voting, and therefore Univision does not appear in the table as an owner of voting securities.

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

	Shares Beneficially Owned				% Total
	Class A Common Stock(1)		Class B Common Stock		Voting
Name of Beneficial Owner	Shares	%	Shares	%	Power(2)
Named Executive Officers and Directors:
Walter F. Ulloa(3)	632,637	*	11,489,365	76.97	57.18
Christopher T. Young(4)	142,841	*	—	—	*
Jeffery A. Liberman(5)	207,939	*	—	—	*
Paul A. Zevnik(6)	290,169	*	3,438,248	23.03	17.80
Gilbert R. Vasquez(7)	365,169	*	—	—	*
Patricia Diaz Dennis(8)	64,169	*	—	—	*
Juan Saldívar von Wuthenau(9)	322,669	*	—	—	*
Martha Elena Diaz(10)	41,990	*	—	—	*
Arnoldo Avalos(11)	25,000	*	—	—	—
All executive officers and directors as a group(12) (9 persons)	2,092,583	2.71	14,927,613	100	74.98
> 5% Security Holders
American Century Investment Management Inc.(13)	5,800,846	9.49	—	—	2.76
BlackRock, Inc.(14)	6,538,825	10.70	—	—	3.11
Dimensional Fund Advisors LP(15)	5,068,290	8.29	—	—	2.41
The Vanguard Group(16)	3,297,966	5.39	—	—	1.57

Beneficial ownership representing less than one percent is denoted with an asterisk (*).

(1)	The number of Class A common stock does not include the shares of Class A common stock issuable upon conversion of the outstanding shares of Class B common stock.
(2)

Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. The holders of our Class B common stock are entitled to 10 votes per share, and holders of our Class A common stock are entitled to one vote per share.

(3)

Consists of (i) 416,637 shares of Class A common stock held of record by Mr. Ulloa; (ii) 216,000 shares of Class A common stock issuable upon exercise of options that are exercisable within sixty days of April 5, 2019; (iii) 425 shares of Class A common stock held by Mr. Ulloa’s spouse; (iv) 889,848 shares of Class B common stock held by The Walter F. Ulloa Irrevocable Trust of 1996; and (v) 10,599,517 shares of Class B common stock held by the Seros Ulloa Family Trust of 1996.  With respect to Mr. Ulloa’s percentage ownership of Class A Common Stock, all shares of Class B Common Stock are assumed to have been converted into Class A common stock since such shares are convertible at the option of the holder thereof within sixty days of April 5, 2019.  In addition, pursuant to the Voting Agreement between Messrs. Ulloa, Zevnik and Philip Wilkinson, one of our former officers and directors, effective as of August 3, 2000 (the “Voting Agreement”), Mr. Ulloa and Mr. Zevnik have agreed to vote all shares held by each of them in favor of each of them as nominees for directors.  Mr. Ulloa disclaims beneficial ownership of shares beneficially owned by Mr. Zevnik.

(4)	Consists of 142,841 shares of Class A common stock held by The Young Family Trust.
(5)

Consists of (i) 108,939 shares of Class A common stock held of record by Mr. Liberman; and (ii) 99,000 shares of Class A common stock issuable upon exercise of options that are exercisable within sixty days of April 5, 2019.

(6)

Consists of (i) 80,169 shares of Class A common stock issuable upon the settlement of restricted stock units releasable within sixty days of April 5, 2019; (ii) 10,000 shares of Class A common stock held by The Zevnik Charitable Foundation issuable upon the settlement of restricted stock units releasable within sixty days of April 5, 2019; (iii) 200,000 shares of Class A common stock issuable upon exercise of options that are exercisable within sixty days of April 5, 2019; (iv) 2,887,582 shares of Class B common stock held by The Paul A. Zevnik Revocable Trust of 2000; and (v) 550,666 shares of Class B common stock held by The Paul A. Zevnik Irrevocable Trust of 1996.  With respect to Mr. Zevnik’s percentage ownership of Class A Common Stock, all shares of Class B Common Stock are assumed to have been converted into Class A common stock since such shares are convertible at the option of the holder thereof within sixty days of April 5, 2019.  In addition, pursuant to the Voting Agreement, Mr. Ulloa and Mr. Zevnik have agreed to vote all shares held by each of them in favor of each of them as nominees for directors.  Mr. Zevnik disclaims beneficial ownership of shares beneficially owned by Mr. Ulloa.

(7)

Consists of (i) 225,000 shares of Class A common stock held of record by Mr. Vasquez; (ii) 90,169 shares of Class A common stock issuable upon the settlement of restricted stock units releasable within sixty days of April 5, 2019; and (iii) 50,000 shares of Class A common stock issuable upon exercise of options that are exercisable within sixty days of April 5, 2019.

(8)	Consists of 64,169 shares of Class A common stock issuable upon the settlement of restricted stock units releasable within sixty days of April 5, 2019.
(9)

Consists of (i) 78,500 shares of Class A common stock held of record by Mr. Saldívar; (ii) 64,169 shares of Class A common stock issuable upon the settlement of restricted stock units releasable within sixty days of April 5, 2019; and (iii) 180,000 shares of Class A common stock issuable upon exercise of options that are exercisable within sixty days of April 5, 2019.

(10)	Consists of 41,990 shares of Class A common stock issuable upon the settlement of restricted stock units releasable within sixty days of April 5, 2019.
(11)

Consists of (i) 5,000 shares of Class A common stock held of record by Mr. Avalos; and (ii) 20,000 shares of Class A common stock issuable upon the settlement of restricted stock units releasable within sixty days of April 5, 2019.

(12)

Consists of (i) 61,137,147 shares of Class A common stock; (ii) 14,927,613 shares of Class B common stock; (iii) 370,666 shares of Class A common stock issuable upon the settlement of restricted stock units releasable within sixty days of April 5, 2019; and (iv) 745,000 shares of Class A common stock issuable upon exercise of options exercisable within sixty days of April 5, 2019.

(13)

Based on the most recently available Schedule 13G/A jointly filed by American Century Companies, Inc., American Century Investment Management, Inc., American Century Capital Portfolios, Inc. and Stowers Institute for Medical Research with the SEC dated February 11, 2019. American Century Companies, Inc. beneficially owned 5,800,846 shares of Class A common stock, with sole voting power over 5,396,848 shares and sole dispositive power over 5,800,846 shares; American Century Investment Management, Inc., a wholly-owned subsidiary of American Century Companies, Inc., beneficially owned 5,800,846 shares of Class A common stock, with sole voting power over 5,396,848 shares and sole dispositive power over 5,800,846 shares; American Century Capital Portfolios, Inc. beneficially owned 4,022,254 shares of Class A common stock, with sole voting power and sole dispositive power over all of such shares; and Stowers Institute for Medical Research beneficially owned 5,800,846 shares of Class A common stock, with sole voting power over 5,396,848 shares and sole dispositive power over 5,800,846 shares. The address for the joint filers is 4500 Main Street, 9th Floor, Kansas City, Missouri 64111.

(14)

Based on the most recently available Schedule 13G/A filed with the SEC on January 28, 2019 by BlackRock, Inc. BlackRock, Inc. beneficially owned 6,538,825 shares of Class A common stock, with sole voting power over 6,203,238 shares and sole dispositive power over 6,538,825 shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(15)

Based on the most recently available Schedule 13G/A filed with the SEC on February 8, 2019 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP beneficially owned 5,068,290 shares of Class A common stock, with sole voting power over 4,799,141 shares and sole dispositive power over 5,068,290 shares. The address for Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(16)

Based on the most recently available Schedule 13G filed with the SEC on February 11, 2019 by The Vanguard Group. The Vanguard Group beneficially owned 3,297,966 shares of Class A common stock, with sole voting power over 84,513 shares, shared voting power over 4,000 shares, sole dispositive power over 3,225,160 shares and shared dispositive power over 72,806 shares. The address for The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

Securities Authorized for Issuance under Equity Compensation Plans

For certain information regarding securities authorized for issuance under our equity compensation plans, please see the discussion under “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Univision.  Substantially all of our television stations are Univision- or UniMás-affiliated television stations. Our network affiliation agreement with Univision provides certain of our owned stations the exclusive right to broadcast Univision’s primary network and UniMás network programming in their respective markets. Under our Univision network affiliation agreement, we retain the right to sell no less than four minutes per hour of the available advertising time on stations that broadcast Univision network programming, and the right to sell approximately four and a half minutes per hour of the available advertising time on stations that broadcast UniMás network programming, subject to adjustment from time to time by Univision.

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

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with Multichannel Video Programming Distributors, or MVPDs. During the years ended December 31, 2018 and 2017, retransmission consent revenue accounted for approximately $35.1 million and $31.4 million, respectively, of which $28.2 million and $30.0 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Univision currently owns approximately 11% of our common stock on a fully-converted basis. Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. As the holder of all of our issued and outstanding Class U common stock, so long as Univision holds a certain number of shares, we may not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate our company or dispose of any interest in any Federal Communications Commission license for any of our Univision-affiliated television stations, among other things. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

Voting Agreement.  We entered into a Voting Agreement with Messrs. Ulloa, Zevnik and Philip Wilkinson, one of our former officers and directors, effective as of August 3, 2000. In February 2015, in connection with Mr. Wilkinson’s resignation as a director and conversion of all his outstanding Class B Common Stock into Class A Common Stock, the Voting Agreement terminated with respect to Mr. Wilkinson. Accordingly, pursuant to the Voting Agreement following such termination, Messrs. Ulloa and Zevnik agree to vote all shares held by them in favor of the election of each other as directors. As of April 5, 2019, Messrs. Ulloa and Zevnik, and their affiliates, have in the aggregate the right to cast approximately 75.0% of the votes entitled to be cast in the election of directors and therefore have the power to elect all of the director nominees to be elected at the 2019 annual meeting of stockholders.

Transactions with Walter F. Ulloa. Mr. Ulloa is a director, officer and principal stockholder of LATV Networks, LLC (“LATV”). In April 2007, the Audit Committee and Board approved and authorized us to enter into an affiliation agreement with LATV. Pursuant to the affiliation agreement, we broadcast programming provided to us by LATV on one of the digital multicast channel of certain of our television stations. Under the affiliation agreement, there are no fees paid for the carriage of programming, and we generally retain the right to sell approximately five minutes per hour of available advertising time. This transaction was reviewed and approved by the Audit Committee and Board in accordance with our Related Party Transaction Policy.

Transactions with Juan Saldívar von Wuthenau. Mr. Saldívar is the owner and chief executive officer of SWS. Effective March 1, 2018, we entered into a consulting agreement with SWS pursuant to which SWS, principally including Mr. Saldívar, provides consulting services to us in connection with certain strategic and operational matters. The consulting agreement is for a term of four years, and may be terminated by either party upon advance notice of 60 days. Under the consulting agreement, we pay a monthly fee to SWS of $27,500. This amount is in addition to the compensation that Mr. Saldívar receives as a director of the company.

Related Party Transaction Policy

Our Board has adopted a Related Party Transaction Policy that provides for the review and approval of all related party transactions, which are generally defined under the policy as any transaction required to be disclosed under Item 404(a) of Regulation S-K. This written policy is supplemented by other written policies including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Officers and the Audit Committee’s charter, as well as certain provisions of the Delaware General Corporation Law.

Under our Related Party Transaction Policy, the Audit Committee reviews the material facts relating to all related party transactions that require the Audit Committee’s approval and considers whether to approve of our entry into the related party transaction, subject to certain exceptions. In determining whether to approve a related party transaction, the Audit Committee takes into account, among other factors it deems appropriate:

•	the related person’s interest and involvement in the interested transaction;
•	the approximate dollar value of the amount involved in the interested transaction;
•	the approximate dollar value of the amount of the related person’s interest in the interested transaction without regard to the amount of any profit or loss;
•	whether the interested transaction was undertaken in the ordinary course of business of the company;
•

whether the interested transaction with the related person is proposed to be, or was, entered into on terms no less favorable to the company than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to the company of, the interested transaction; and
•

any other information regarding the interested transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

No one of these factors is dispositive. Our Related Party Transaction Policy also provides that no director shall participate in any approval of a related party transaction for which he or she is a related party, and that the director will provide all material information concerning the transaction to the Audit Committee.

Under our Related Party Transaction Policy, certain transactions are deemed to be pre-approved by the Audit Committee, even if the aggregate amount involved exceeds $120,000.  These transactions include:

•	Employment of executive officers;
•	Director compensation;
•	Transactions where all stockholders receive proportional benefits;

•	Certain transactions involving the purchase of advertising from us at market rates and on such other terms as are consistent with those obtainable in arms-length transactions; and
•	Transactions involving competitive bids.

Director Independence

Our Board currently consists of seven members, a majority of whom meet the independence requirements of the NYSE as currently in effect. The Board has made independence determinations in accordance with NYSE listing standards, which state that a director will not be independent if:

(i) the director, or an immediate family member of the director, is, or within the last three years was, employed by the company or any of its subsidiaries;

(ii) the director, or an immediate family member of the director, has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from the company, other than director and committee fees, and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent on continued service);

(iii) the director, or an immediate family member of the director, is a current partner of a firm that is the company’s (or any of its subsidiaries) internal or external auditor; or is a current employee of such a firm; or who was, within the last three years (but is no longer), a partner or employee of such firm and personally worked on the company’s audit within that time;

(iv) the director, or an immediate family member of the director, is, or has been within the last three years, employed as an executive officer of another company where any of the company’s present executive officers at the same time serve or served on that company’s compensation committee; or

(v) the director is a current employee, or an immediate family member of such director is a current executive officer, of a company that has made payments to, or received payments from, the company for property or services in an amount, which, in any of the last three fiscal years, exceeds the greater of $1 million or two percent (2%) of such other company’s consolidated gross revenues.

With respect to any relationship not covered above, the determination of whether the relationship is material, and therefore whether a director would be independent, will be made by those directors who satisfy the independence criteria set forth above.

In addition to the foregoing, the Board also makes such independence determinations with respect to its audit committee and compensation committee members after taking into account the additional independence and financial literacy standards for members of each such committee, as applicable, in accordance with and pursuant to the rules and regulations of the SEC and NYSE listing rules as currently in effect.

The Board has affirmatively determined that each of Messrs. Zevnik, Vasquez and Avalos and Mses. Diaz Dennis and Diaz are independent.  In addition, the Board has affirmatively determined that none of our independent directors has a material relationship with the company other than as a director, in accordance with these categorical standards.

In addition, our corporate governance guidelines provide that no member of the Board may serve on more than three public company boards of directors (in addition to ours) without first obtaining the prior approval of the Board. To our knowledge, no member of the Board serves on more than three public company boards of directors (in addition to ours).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Grant Thornton LLP (“Grant Thornton”) served as our independent registered public accounting firm for fiscal year 2017. BDO served as our independent registered public accounting firm for fiscal year 2018. The following table summarizes the fees charged by Grant Thornton and BDO for the services rendered to the company and its subsidiaries in 2017 and 2018:

	Amount Billed and Paid
Type of Fee	Fiscal Year 2017	Fiscal Year 2018
Audit (1)	$1,536,000	$1,856,000
Audit Related (2)	$14,000	$—
Tax (3)	$—	$369,000
All Other Fees (4)	$132,000	$—
Total	$1,682,000	$2,225,000

(1)

Represents aggregate fees charged by Grant Thornton and BDO for their respective annual audits, including the audits of internal control over financial reporting, and quarterly reviews. For fiscal year 2017, includes amount charged by Grant Thornton during fiscal year 2019 with respect to certain revisions to fiscal 2017 results.

(2)

Represents aggregate fees charged by Grant Thornton for assurance and related services that are reasonably related to the performance of the audit and are not reported as audit fees. These services relate to the audit of the company’s employee stock purchase plan.

(3)	Represents aggregate fees charged by BDO for professional services for tax compliance and preparation, tax consulting and advice, and tax planning.
(4)	Represents aggregate fees charged by Grant Thornton for professional services for due diligence related to an acquisition.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For certain information regarding a change in our independent registered public accounting firm, please see the discussion in Item 9, “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure”.

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1(2)	Second Amended and Restated Certificate of Incorporation

3.2(17)	Fourth Amended and Restated Bylaws, as adopted on December 3, 2014

10.1(3)†	2000 Omnibus Equity Incentive Plan

10.2(6)†	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2000 Omnibus Equity Incentive Plan

10.3(3)	Form of Voting Agreement by and among Walter F. Ulloa, Philip C. Wilkinson, Paul A. Zevnik and the registrant

10.4(21)†	Employment Agreement effective as of January 1, 2017 by and between the registrant and Walter F. Ulloa

10.5(23)†	Executive Employment Agreement effective as of March 1, 2017 by and between the registrant and Jeffery A. Liberman

10.6(19)†	Executive Employment Agreement effective as of January 1, 2016 between the registrant and Christopher T. Young

10.7(27)†	Executive Employment Agreement effective as of January 1, 2019 between the registrant and Christopher T. Young

10.8(19)†	Executive Employment Agreement effective as of January 1, 2016 between the registrant and Mario M. Carrera

10.9*†	Separation and Services Agreement effective as of January 2, 2019 between the registrant and Mario M. Carrera

10.10(3)†	Form of Indemnification Agreement for officers and directors of the registrant

10.11(3)	Form of Investors Rights Agreement by and among the registrant and certain of its stockholders

10.12(1)	Amendment to Investor Rights Agreement dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.13(1)	Letter Agreement regarding registration rights of Univision dated as of September 9, 2005 by and between Entravision Communications Corporation and Univision Communications Inc.

10.14(3)	Office Lease dated August 19, 1999 by and between Water Garden Company L.L.C. and Entravision Communications Company, L.L.C.

10.15(8)

First Amendment to Lease and Agreement Re: Sixth Floor Additional Space dated as of March 15, 2001 by and between Water Garden Company L.L.C., Entravision Communications Company, L.L.C. and the registrant

10.16(7)	Second Amendment to Lease dated as of October 5, 2005 by and between Water Garden Company L.L.C. and the registrant

Exhibit Number	Exhibit Description

10.17(12)	Third Amendment to Lease effective as of January 31, 2011 by and between Water Garden Company L.L.C. and the registrant

10.18(24)	Station Affiliation Agreement, dated as of October 2, 2017, by and between Entravision Communications Corporation, The Univision Network Limited Partnership and UniMás Network

10.19(9)	Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.20(13)

Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of August 14, 2002, by and between Entravision Communications Corporation and Univision Network Limited Partnership

10.21(9)	Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.22(13)	Amendment, effective as of October 1, 2011, to Master Network Affiliation Agreement, dated as of March 17, 2004, by and between Entravision Communications Corporation and TeleFutura

10.23(2)†	2004 Equity Incentive Plan

10.24(10)†	First Amendment, dated as of May 1, 2006, to 2004 Equity Incentive Plan

10.25(11)†	Second Amendment, dated as of July 13, 2006, to 2004 Equity Incentive Plan

10.26(14)†	Third Amendment, dated as of April 23, 2014, to 2004 Equity Incentive Plan

10.27(15)†	Fourth Amendment, dated as of May 21, 2014, to 2004 Equity Incentive Plan

10.28(6)†	Form of Stock Option Award under the 2004 Equity Incentive Plan

10.29(16)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (directors)

10.30(26)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan (directors)

10.31(18)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.32(18)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.33(20)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.34(22)	Form of Restricted Stock Unit Award under the 2004 Equity Incentive Plan

10.35(4)	2001 Employee Stock Purchase Plan

10.36(5)	First Amendment, dated as of December 31, 2005, to 2001 Employee Stock Purchase Plan

10.37*†	Non-Employee Director Compensation Policy

10.38(25)

Credit Agreement, dated as of November 30, 2017, by and among Entravision Communications Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, RBC Capital Markets, as Syndication Agent, Wells Fargo Bank, National Association, as Documentation Agent, and the other financial institutions party thereto as Lenders

10.39(25)

Security Agreement, dated as of November 30, 2017, by and among Entravision Communications Corporation, each other guarantor from time to time party thereto and Bank of America, N.A., as Administrative Agent

10.40*

First Amendment and Limited Waiver, dated as of April 30, 2019, by and among Entravision Communications Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders

21.1*	Subsidiaries of the registrant

23.1*	Consent of BDO USA, LLP

23.2*	Consent of Grant Thornton LLP

24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(3)

Incorporated by reference from our Registration Statement on Form S-1, No. 333-35336, filed with the SEC on April 21, 2000, as amended by Amendment No. 1 thereto, filed with the SEC on June 14, 2000, Amendment No. 2 thereto, filed with the SEC on July 10, 2000, Amendment No. 3 thereto, filed with the SEC on July 11, 2000 and Amendment No. 4 thereto, filed with the SEC on July 26, 2000.

(4)	Incorporated by reference from Annex B to our definitive Proxy Statement on Schedule 14A, filed with the SEC on April 9, 2001.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 24, 2006.
(6)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
(7)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
(8)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.
(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 25, 2011.
(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 5, 2012.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014.
(15)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on May 30, 2014.
(16)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014.
(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 5, 2014.
(18)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015.
(19)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 1, 2016.
(20)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016.
(21)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 30, 2016.
(22)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.
(23)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on March 24, 2017.
(24)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 5, 2017.
(25)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on December 1, 2017.
(26)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2018.
(27)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on February 15, 2019.

(c) Financial Statement Schedules:

Not applicable.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ WALTER F. ULLOA
Walter F. Ulloa Chairman and Chief Executive Officer

Date: May 6, 2019

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

Signature	Title	Date

/s/ WALTER F. ULLOA Walter F. Ulloa	Chairman, Chief Executive Officer (principal executive officer) and Director	May 6, 2019

/s/ CHRISTOPHER T. YOUNG Christopher T. Young	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	May 6, 2019

/s/ PAUL A. ZEVNIK Paul A. Zevnik	Director	May 6, 2019

/s/ Gilbert R. Vasquez Gilbert R. Vasquez	Director	May 6, 2019

/s/ Patricia Diaz Dennis Patricia Diaz Dennis	Director	May 6, 2019

/s/ Juan Saldivar von Wuthenau Juan Saldivar von Wuthenau	Director	May 6, 2019

/s/ Martha Elena Diaz Martha Elena Diaz	Director	May 6, 2019

/s/ Arnoldo Avalos Arnoldo Avalos	Director	May 6, 2019

ENTRAVISION COMMUNICATIONS CORPORATION

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Entravision Communications Corporation

Santa Monica, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Entravision Communications Corporation (the “Company”) and subsidiaries as of December 31, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 6, 2019 expressed an adverse opinion thereon.

Change in Accounting Method Related to Revenue

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company changed its method for recognizing revenue from contracts with customers effective January 1, 2018 as a result of adopting Accounting Standards Codification 606 - Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2018. Los Angeles, California
May 6, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Entravision Communications Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Entravision Communications Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2014 to 2017. Los Angeles, California
March 30, 2018 (except for Note 3, as to which the date is May 6, 2019)

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(In thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
		Revised
ASSETS
Current assets
Cash and cash equivalents	$46,733	$39,560
Marketable securities	132,424	—
Restricted cash	732	222,294
Trade receivables (including related parties of $4,530 and $4,653), net of allowance for doubtful accounts of $3,395 and $2,566	79,308	84,348
Assets held for sale	1,179	—
Prepaid expenses and other current assets (including related parties of $274 and $274)	10,672	6,260
Total current assets	271,048	352,462
Property and equipment, net of accumulated depreciation of $187,375 and $179,869	64,939	60,337
Intangible assets subject to amortization, net of accumulated amortization of $93,793 and $87,632 (including related parties of $8,327 and $9,555)	22,598	26,758
Intangible assets not subject to amortization	254,598	251,163
Goodwill	74,292	70,729
Other assets	2,934	4,690
Total assets	$690,409	$766,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and accrued expenses (including related parties of $1,948 and $2,548)	51,034	61,847
Total current liabilities	54,034	64,847
Long-term debt, less current maturities, net of unamortized debt issuance costs of $2,709 and $3,761	240,541	292,489
Other long-term liabilities	16,418	19,889
Deferred income taxes	46,684	40,639
Total liabilities	357,677	417,864

Commitments and contingencies (note 14)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2018 63,210,531 and 2017 66,069,325	6	7
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2018 and 2017 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2018 and 2017 9,352,729	1	1
Additional paid-in capital	862,299	888,650
Accumulated deficit	(528,164)	(540,325)
Accumulated other comprehensive income (loss)	(1,412)	(60)
Total stockholders' equity	332,732	348,275
Total liabilities and stockholders' equity	$690,409	$766,139

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2018, 2017 and 2016

(In thousands, except share and per share data)

	2018	2017	2016
		Revised
Net revenue:
Revenue from advertising and retransmission consent	$294,839	$272,091	$258,514
Revenue from spectrum usage rights	2,976	263,943	—
Total net revenue	$297,815	$536,034	$258,514
Expenses:
Cost of revenue - television (spectrum usage rights)	—	12,340	—
Cost of revenue - digital media	45,096	32,998	9,536
Direct operating expenses (including related parties of $9,254, $9,494, and $10,302) (including non-cash stock-based compensation of $732, $1,236, and $1,330)	125,242	119,283	113,439
Selling, general and administrative expenses	51,535	49,116	46,798
Corporate expenses (including non-cash stock-based compensation of $5,055, $4,855, and $3,705)	26,865	27,937	24,543
Depreciation and amortization (includes direct operating of $10,272, $8,861, and $9,206; selling, general and administrative of $5,450, $6,347, and $4,735; and corporate of $551, $1,203 and $1,401) (including related parties of $1,228, $2,043, and $2,320)	16,273	16,411	15,342
Change in fair value contingent consideration	(1,202)	—	—
Foreign currency (gain) loss	1,616	350	—
Other operating (gain) loss	(1,187)	(262)	—
	264,238	258,173	209,658
Operating income	33,577	277,861	48,856
Interest expense	(15,743)	(16,709)	(15,469)
Interest income	3,973	774	300
Dividend income	1,475	—	—
Gain (loss) on debt extinguishment	(550)	(3,306)	(161)
Impairment loss on investment	(1,320)	—	—
Income (loss) before income taxes	21,412	258,620	33,526
Income tax (expense) benefit	(7,877)	(82,612)	(13,121)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	13,535	176,008	20,405
Equity in net income (loss) of nonconsolidated affiliate	(1,374)	(310)	—
Net income	$12,161	$175,698	$20,405
Basic and diluted earnings per share:
Net income per share, basic	$0.14	$1.95	$0.23
Net income per share, diluted	$0.13	$1.91	$0.22
Cash dividends declared per common share, basic	$0.20	$0.16	$0.13
Cash dividends declared per common share, diluted	$0.20	$0.16	$0.12
Weighted average common shares outstanding, basic	89,115,997	90,272,257	89,340,589
Weighted average common shares outstanding, diluted	90,328,583	91,891,957	91,303,056

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2018, 2017 and 2016

(In thousands, except share and per share data)

	2018	2017	2016
		Revised
Net income	$12,161	$175,698	$20,405
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(352)	(60)	—
Change in fair value of marketable securities	(1,000)	—	—
Change in fair value of interest rate swap agreements	—	1,530	1,138
Termination of interest rate swap agreements	—	1,447	—
Total other comprehensive income (loss)	(1,352)	2,917	1,138
Comprehensive income	$10,809	$178,615	$21,543

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2018, 2017 and 2016

(In thousands, except share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
									Revised		Revised
Balance, January 1, 2016	64,477,171	14,927,613	9,352,729	—	$6	$2	$1	$910,228	$(738,849)	$(4,115)	$167,273
Issuance of common stock upon exercise of stock options or awards of restricted stock units	1,409,085	—	—	—	1	—	—	780	—	—	781
Stock-based compensation expense	—	—	—	—	—	—	—	5,035	—	—	5,035
Class B common stock exchanged for Class A common stock	—	—	—	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(11,176)	—	—	(11,176)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	1,138	1,138
Net income for the year ended December 31, 2016	—	—	—	—	—	—	—	—	20,405	—	20,405
Balance, December 31, 2016	65,886,256	14,927,613	9,352,729	—	7	2	1	904,867	(718,444)	(2,977)	183,456
Adoption of ASU 2016-09	—	—	—	—	—	—	—	(36)	2,421	—	2,385
Issuance of common stock upon exercise of stock options or awards of restricted stock units	603,440	—	—	—	—	—	—	708	—	—	708
Tax payments related to shares withheld for share-based compensation plans	537,886	—	—	—	—	—	—	(2,980)	—	—	(2,980)
Stock-based compensation expense	—	—	—	—	—	—	—	6,091	—	—	6,091
Repurchase of Class A common stock	(958,257)	—	—	958,257	—	—	—	(5,330)	—	—	(5,330)
Retirement of treasury stock	—	—	—	(958,257)	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(14,670)	—	—	(14,670)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	1,530	1,530
OCI release due to termination of interest rate swap agreements	—	—	—	—	—	—	—	—	—	1,447	1,447
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(60)	(60)
Net income for the year ended December 31, 2017	—	—	—	—	—	—	—	—	175,698	—	175,698
Balance, December 31, 2017	66,069,325	14,927,613	9,352,729	—	7	2	1	888,650	(540,325)	(60)	348,275
Issuance of common stock upon exercise of stock options or awards of restricted stock units	100,000	—	—	—	—	—	—	249	—	—	249
Tax payments related to shares withheld for share-based compensation plans	586,306	—	—	—	(1)	—	—	(793)	—	—	(794)
Stock-based compensation expense	—	—	—	—	—	—	—	5,787	—	—	5,787
Repurchase of Class A common stock	(3,545,100)	—	—	3,545,100	—	—	—	(13,812)	—	—	(13,812)
Retirement of treasury stock	—	—	—	(3,545,100)	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(17,782)	—	—	(17,782)
Change in fair value of marketable securities	—	—	—	—	—	—	—	—	—	(1,000)	(1,000)
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	(352)	(352)
Net income for the year ended December 31, 2018	—	—	—	—	—	—	—	—	12,161	—	12,161
Balance, December 31, 2018	63,210,531	14,927,613	9,352,729	—	$6	$2	$1	$862,299	$(528,164)	$(1,412)	$332,732

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2018, 2017 and 2016

(In thousands)

	2018	2017	2016
		Revised
Cash flows from operating activities:
Net income	$12,161	$175,698	$20,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,273	16,411	15,342
Cost of revenue - television (spectrum usage rights)	—	12,340	—
Impairment loss on investment	1,320	—	—
Deferred income taxes	4,612	81,766	12,528
Non-cash interest	1,124	3,237	776
Amortization of syndication contracts	651	452	398
Payments on syndication contracts	(643)	(445)	(388)
Equity in net (income) loss of nonconsolidated affiliate	1,374	310	—
Non-cash stock-based compensation	5,787	6,091	5,035
(Gain) loss on sale of property	—	28	—
(Gain) loss on debt extinguishment	550	3,306	161
Changes in assets and liabilities:
(Increase) decrease in trade receivables, net	5,895	414	1,397
(Increase) decrease in prepaid expenses and other current assets	(5,581)	(913)	439
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(9,727)	2,825	1,203
Net cash provided by operating activities	33,796	301,520	57,296
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	33	50	—
Purchases of property and equipment	(17,006)	(12,078)	(9,053)
Purchases of intangibles	(3,153)	(32,588)	—
Purchase of a businesses, net of cash acquired	(3,522)	(29,149)	—
Purchases of marketable securities	(159,403)	—	—
Proceeds from marketable securities	25,000	—	—
Purchases of short term investments: CDs	—	—	(30,000)
Proceeds from short term investments: CDs	—	—	30,000
Purchases of investments	(1,495)	(2,450)	(500)
Deposits on acquisition	—	(190)	—
Net cash used in investing activities	(159,546)	(76,405)	(9,553)
Cash flows from financing activities:
Proceeds from stock option exercises	249	708	780
Tax payments related to shares withheld for share-based compensation plans	(2,268)	(798)	—
Payments on long-term debt	(53,000)	(293,563)	(23,750)
Dividends paid	(17,782)	(14,670)	(11,177)
Repurchase of Class A common stock	(13,812)	(5,330)	—
Payment of contingent consideration	(2,015)	(3,819)	—
Termination of swap agreements	—	(2,441)	—
Proceeds from borrowings on long-term debt	—	298,500	—
Payments of capitalized debt offering and issuance costs	—	(3,382)	—
Net cash used in financing activities	(88,628)	(24,795)	(34,147)
Effect of exchange rates on cash, cash equivalents and restricted cash	(11)	14	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(214,389)	200,334	13,596
Cash, cash equivalents and restricted cash:
Beginning	261,854	61,520	47,924
Ending	$47,465	$261,854	$61,520
Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$14,619	$13,472	$14,693
Income taxes	$3,265	$846	$593
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$660	$1,678	$1,068
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$8,119	$12,107	$—

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Nature of Business

Entravision Communications Corporation (together with its subsidiaries, hereinafter referred to collectively as the “Company”) is a leading global media company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, the Company’s digital segment, located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Entravision’s operations encompass integrated marketing and media solutions, comprised of television, radio, and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2018, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting, and digital media. As of December 31, 2018, the Company owns and/or operates 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. The television broadcasting segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Entravision also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicate radio programming to more than 100 markets across the United States. The Company operates a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on its owned and operated digital media sites; the digital media sites of its publisher partners; and on other digital media sites it can access through third-party platforms and exchanges.

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

Certain amounts reported as of and for the year ended December 31, 2017 have been revised. See Note 3.

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

The Company has consolidated one entity for which it is the primary beneficiary. Total net assets and results of operations of the entity as of and for the years ended December 31, 2018 and 2017 are not significant.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts, money market accounts and commercial paper. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. The Company had $5.3 million and $5.8 million in cash and cash equivalents held outside the United States as of December 31, 2018 and 2017, respectively.

Restricted Cash

As of December 31, 2018, the Company’s balance sheet includes 0.7 million in restricted cash as temporary collateral for the Company’s letters of credit. As of December 31, 2017, the Company’s balance sheet included $222.3 million in restricted cash of which $221.5 million relates to proceeds received by the Company for its participation in the FCC auction for broadcast spectrum which were deposited into the account of a qualified intermediary to comply with Internal Revenue Code Section 1031 requirements to execute a like-kind exchange. The remaining $0.8 million in restricted cash was used as temporary collateral for the Company’s letters of credit.

Investments

Beginning in the third quarter of 2016, the Company has made investments in Chanclazo Studios, Inc. ("Chanclazo"), an innovative digital production studio that creates and distributes short and long form 3D animation, virtual reality and augmented reality content for Hispanic audiences. The investment in Chanclazo totaled $1.3 million, for a 18% ownership interest. During the quarter ended December 31, 2018, the Company determined that other than temporary decline in value has occurred and as such impaired the investment in Chanclazo completely.

The Company has made investments in Cocina Vista, LLC (“Cocina”), a digital media company focused on Spanish and Latin American food and cooking in the United States, Spain and Latin America, beginning in the second quarter of 2017. The investment in Cocina totaled $2.3 million for a 44.1% ownership interest as of December 31, 2018. The Company has concluded that Cocina is a variable interest entity but it is not the primary beneficiary. The investment was recorded in “Other assets” on the consolidated balance sheet and is accounted for using the equity method. The current balance of total assets, net equity and results of operations of this investment as of and for the year ended December 31, 2018 are not significant.

As of December 31, 2018, the Company held investments in a money market fund, certificates of deposit, and corporate bonds. The Company’s available for sale securities totaled $132.4 million as of December 31, 2018 and are comprised of certificates of deposit and bonds, which were recorded at their fair market value within “Marketable securities” in the consolidated balance sheet” (see Note 12). All certificates of deposit are within the current Federal Deposit Insurance Corporation insurance limits and all corporate bonds are investment grade.

Long-lived Assets, Other Assets and Intangibles Subject to Amortization

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over their estimated useful lives (see Note 8). The Company periodically evaluates assets to be held and used and long-lived assets held for sale, when events and circumstances warrant such review.

Syndication contracts are recorded at cost. Syndication amortization is provided using the straight-line method over their estimated useful lives.

Intangible assets subject to amortization are amortized on a straight-line method over their estimated useful lives (see Note 7). Favorable leasehold interests and pre-sold advertising contracts are amortized over the term of the underlying contracts. Deferred debt issuance costs are amortized over the life of the related indebtedness using the effective interest method.

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

Concentrations of Credit Risk and Trade Receivables

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2018, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration of a customer’s financial condition and credit history, as well as current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

Estimated losses for bad debts are provided for in the consolidated financial statements through a charge to expense that aggregated $1.8 million, $1.1 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The net charge off of bad debts aggregated $1.2 million, $1.1 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

As of December 31, 2018 and 2017, the fair value of the Company’s long-term debt was approximately $241.3 million and $300.0 million, respectively, based on an income approach which projects expected future cash flows and discounts them using a rate based on industry and market yields.

The Company’s available for sale securities are valued using quoted prices for similar attributes in active markets. Since these investments are classified as available for sale, they are recorded at their fair market value within “Marketable securities” in the consolidated balance sheets and their unrealized gains or losses are included in “Accumulated other comprehensive income (loss)”.

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

The Company recognizes all of its derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. The interest rate swap agreements were designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value was a component of other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap agreements would be immediately recognized directly to interest expense in the consolidated statement of operations. See Note 11 for further discussion of derivative instruments.

The carrying amount of the Company’s interest rate swap agreements were recorded at fair value, including consideration of non-performance risk, when material. The fair value of each interest rate swap agreement was determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements. Upon termination of the swap agreements, $2.5 million in accumulated other comprehensive income was reclassified to interest expense for the year ended December 31, 2017.

Off-balance Sheet Financings and Liabilities

Other than lease commitments, legal contingencies incurred in the normal course of business, employment contracts for key employees and the interest rate swap agreements (see Notes 11, 14 and 19), the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material variable-interest entities that are not included in the consolidated financial statements.

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

Advertising Costs

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $0.1 million, $0.6 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company generates revenue under arrangements in which services are sold on a stand-alone basis within a specific segment, and those that are sold on a combined basis across multiple segments. The Company has determined that in such revenue arrangements which contain multiple products and services, revenues are allocated based on the relative fair value of each item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

Under the Company’s current proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with multichannel video programming distributors, or MVPDs. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement. The Company recognizes retransmission consent revenue earned as the television signal is delivered to the MVPD.

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

Trade Transactions

The Company exchanges broadcast time for certain merchandise and services. Trade revenue is recognized when commercials air at the fair value of the goods or services received or the fair value of time aired, whichever is more readily determinable. Trade expense is recorded when the goods or services are used or received. Trade revenue was approximately $0.7 million, $0.9 million and $0.5 million for each of the years ended December 31, 2018, 2017 and 2016. Trade costs were approximately $0.7 million, $0.9 million and $0.5 million for each of the years ended December 31, 2018, 2017 and 2016.

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

Earnings Per Share

The following table illustrates the reconciliation of the basic and diluted per share computations (in thousands, except share and per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
		Revised
Basic earnings per share:
Numerator:
Net income (1)	$12,161	$175,698	$20,405
Denominator:
Weighted average common shares outstanding, basic	89,115,997	90,272,257	89,340,589
Per share:
Net income per share	$0.14	$1.95	$0.23
Diluted earnings per share:
Numerator:
Net income (1)	$12,161	$175,698	$20,405
Denominator:
Weighted average common shares outstanding	89,115,997	90,272,257	89,340,589
Dilutive securities:
Stock options	629,933	906,519	1,373,733
Restricted stock units	582,653	713,181	588,734
Diluted shares outstanding	90,328,583	91,891,957	91,303,056
Per share:
Net income per share (1)	$0.13	$1.91	$0.22

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3.

Basic earnings per share is computed as net income divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the years ended December 31, 2018, 2017 and 2016, a total of 182,847, 243,234 and 698,344 shares of dilutive securities, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Comprehensive Income (loss)

For the year ended December 31, 2018 the Company had other comprehensive loss, net of tax, of $1.3 million. For the years ended December 31, 2017 and 2016 the Company had other comprehensive income, net of tax, of $2.9 and $1.1 million, respectively.

Recently Issued Accounting Pronouncements and U.S. Tax Reform

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations relating to leases. Lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the earnings statement and cash flows; however, substantially all leases will be required to be recognized on the balance sheet. ASU 2016-02 will also require quantitative and qualitative disclosures regarding key information about leasing arrangements. ASU 2016-02 is effective using a modified retrospective approach for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. This standard allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The standard also provides for certain practical expedients. The Company has implemented an enterprise-wide lease management system to support the new reporting requirements and is evaluating its processes and internal controls to ensure the Company meets the standard’s reporting and disclosure requirements. The Company adopted this ASU on January 1, 2019, using the optional transition method and also elected to use the 'package of practical expedients', which allows us not to continue to reassess our previous conclusions about lease identification, lease classification and initial direct costs.  The Company anticipates a material increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases such as leases on broadcast tower sites and real estate leases for corporate headquarters and administrative offices, as well as the significant new quantitative and qualitative disclosure requirements on all of the Company’s lease obligations. The Company expects the right of use asset will be the present value of the remaining lease payments as noted in Notes to Consolidated Financial Statements.  The recognition of lease expense is expected to be similar to the Company’s current methodology.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting, which supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and expands the scope of ASC Topic 718, “Compensation—Stock Compensation” (“Topic 718”) to include share-based payments issued to nonemployees for goods and services. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Act and also requires entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018, and early adoption is permitted. This guidance should be applied either in the period of adoption or retrospectively to each period in which the effects of the change in the U.S. federal income tax rate in the 2017 Tax Act is recognized. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended standard requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements.

Newly Adopted Accounting Standards

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and its related amendments in February 2018, ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, at fair value with changes in fair value recognized within net income. This ASU does not apply to equity method investments, investments that result in consolidation of the investee or investments in certain investment companies. For investments in equity securities without a readily determinable fair value, an entity is permitted to elect a practicability exception, under which the investment will be measured at cost, less impairment, plus or minus observable price changes from orderly transactions of an identical or similar investment of the same issuer. Additionally this ASU eliminated the requirement to assess whether an impairment of an equity investment is other than temporary. The impairment model for equity investments subject to this election is now a single-step model whereby an entity performs a qualitative assessment to identify impairment. If the qualitative assessment indicates that an impairment exists, the entity would estimate the fair value of the investment and recognize in net income an impairment loss equal to the difference between the fair value and the carrying amount of the equity investment. The Company’s equity investments formerly classified as cost method investments are measured and recorded using the measurement alternative. The Company has elected the practicability exception whereby these investments are measured at cost, less impairment, plus or minus observable price changes from orderly transactions of identical or similar investments of the same issue. The Company adopted these standards prospectively on January 1, 2018, and recorded an impairment charge of $1.3 million in relation to one of its equity investments for the year ended December 31, 2018.

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

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018 (see Note 6). Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, “Revenue Recognition”.

Opening retained earnings as of January 1, 2018 were not affected as there was no cumulative impact of adopting Topic 606.

U.S. Tax Reform

On December 22, 2017, the President signed comprehensive tax legislation called The Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected the Company’s financial results for the year ended December 31, 2017, including, but not limited to a reduction of the U.S. federal corporate tax rate from 35% to 21% that affects the current value of the Company’s deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”), a transition tax on unrepatriated earnings of foreign subsidiaries, and bonus depreciation on qualified property. In addition, certain provisions of the Tax Act affected the Company’s financial results for the year ended December 31, 2018, and may affect the Company’s financial results in future years, including, but not limited to: (1) a reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income (“GILTI”); (4) limitations on the deductibility of certain executive compensation; (5) limitations on the use of Federal Tax Credit (“FTC’s”) to reduce the U.S. income tax liability; (6) potential limitations on the deductibility of interest expense; and (7) bonus depreciation on qualified property.

In connection with the Company’s initial analysis of the impact of the Tax Act, the Company has recorded a provisional one-time net tax benefit of $17.3 million for the year-ended December 31, 2017. This net tax benefit primarily consists of the net tax impact to the Company’s deferred taxes from the U.S. federal corporate rate reduction. There was no material change from the previous estimate in 2018. See Note 13.

3. CORRECTION OF IMMATERIAL MISSTATEMENTS IN PRIOR PERIOD FINANCIAL STATEMENTS

During 2018, the Company identified understatements related to certain accrued liabilities of Headway at both the acquisition date and as of December 31, 2017.  In addition, cost of revenue for Headway was also understated for the year ended December 31, 2017.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and determined that the impact was not material to the Company’s previously issued financial statements.  Consequently, the Company made the decision to correct these errors prospectively and revise its financial statements when the consolidated balance sheet, consolidated results of operations or consolidated statement of cash flows for such prior periods are included in future filings, including in this report (the "Revisions").

The following table present a summary of the impact, by financial statement line item, of the Revisions as of and for the year ended December 31, 2017:

	As of and for the Year Ended December 31, 2017
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet
Goodwill	70,557	172	70,729
Total assets	765,967	172	766,139
Accounts payable and accrued expenses	59,522	2,325	61,847
Total current liabilities	62,522	2,325	64,847
Other long-term liabilities	21,447	(1,558)	19,889
Total liabilities	417,097	767	417,864
Accumulated deficit	(539,730)	(595)	(540,325)
Total stockholders' equity	348,870	(595)	348,275
Total liabilities and stockholders' equity	765,967	172	766,139

Consolidated Statement of Operations
Cost of revenue - digital media	32,206	792	32,998
Total expenses	257,381	792	258,173
Operating income	278,653	(792)	277,861
Income (loss) before income taxes	259,412	(792)	258,620
Income tax (expense) benefit	(82,809)	197	(82,612)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	176,603	(595)	176,008
Net income	176,293	(595)	175,698
Net income per share, diluted	$1.92	$(0.01)	$1.91

Consolidated Statement of Comprehensive Income
Net income	176,293	(595)	175,698
Comprehensive income	179,210	(595)	178,615

Consolidated Statement of Stockholders' Equity
Net income	176,293	(595)	175,698
Accumulated deficit	(539,730)	(595)	(540,325)
Total stockholders' equity	348,870	(595)	348,275

Consolidated Statement of Cash Flows
Net income	176,293	(595)	175,698
Deferred income taxes	81,963	(197)	81,766
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,033	792	2,825
Purchase of a businesses, net of cash acquired	(32,968)	3,819	(29,149)
Net cash used in investing activities	(80,224)	3,819	(76,405)
Payment of contingent consideration	—	(3,819)	(3,819)
Net cash used in financing activities	(20,976)	(3,819)	(24,795)
Contingent consideration included in accounts payable, accrued expenses and other liabilities	15,926	(3,819)	12,107

4. SIGNIFICANT TRANSACTIONS

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

5. ACQUISITIONS

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

Purchase price allocation is not complete as of December 31, 2018. The fair value of assets acquired includes trade receivables of $0.9 million.  The gross amount due under contract is $0.9 million, all of which is expected to be collectible.

During the year ended December 31, 2018, Smadex generated net revenue and expenses of $6.4 million and $5.8 million, respectively, which are included in our consolidated statements of operations.

The goodwill, which is not expected to be deductible for tax purposes, is assigned to the digital segment and is attributable to the Smadex workforce and expected synergies from combining its operations with those of the Company.

The following unaudited pro forma information for the years ended December 31, 2018 and 2017 has been prepared to give effect to the acquisition of Smadex as if the acquisition had occurred on January 1, 2017.  This pro-forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on such date, nor does it purport to predict the results of operations for future periods.

	Years Ended
	Ended December 31,
	2018	2017
Pro Forma:
Total revenue	$307,805	$541,663
Net income (loss)	$13,133	$175,765

Basic and diluted earnings per share:
Net income per share, basic	$0.15	$1.95
Net income per share, diluted	$0.15	$1.91

Weighted average common shares outstanding, basic	89,115,997	90,272,257
Weighted average common shares outstanding, diluted	90,328,583	91,891,957

The unaudited pro forma information for the year ended December 31, 2018 was adjusted to exclude acquisition fees and costs of $0.4 million, which were expensed in connection with the acquisition.

Headway

On April 4, 2017, the Company completed the acquisition of 100% of several entities collectively doing business as Headway (“Headway”), a provider of mobile, programmatic, data and performance digital marketing solutions primarily in the United States, Mexico and other markets in Latin America. The Company acquired Headway in order to acquire additional digital media platforms that the Company believes will enhance its offerings to the U.S. Hispanic marketplace as well as expand its international footprint. The transaction was funded from our cash on hand, for an aggregate cash consideration of $8.2 million, net of $4.5 million of cash acquired, and contingent consideration with a fair value of $15.9 million as of the acquisition date.

The following is a summary of the purchase price allocation for our acquisition of Headway including the impact of the error corrections to the error identified in Note 3 (in millions):

Accounts receivable	$19.8
Intangible assets subject to amortization	15.9
Goodwill	16.1
Current liabilities	(23.7)
Deferred tax	(4.0)

Intangibles assets subject to amortization acquired includes:

Intangible Asset	Estimated Fair Value (in millions)	Weighted average life (in years)
Existing technology	$1.0	2.0
Publisher relationships	5.0	3.0
Advertiser relationships	4.8	5.0
MediaMath agreement	2.1	9.0
Non-Compete agreements	1.1	4.0
Trade name	1.9	5.0

The acquisition of Headway includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to Headway based upon the achievement of certain annual performance benchmarks over a three-year period. The range of the total undiscounted amounts the Company could pay under the contingent consideration agreement over the three-year period is between $0 and $27.0 million. The fair value of the contingent consideration recognized on the acquisition date of $15.9 million was estimated by applying the real options approach using level 3 inputs as further discussed in Note 12.  The agreement also includes payments of up to approximately $7.5 million to certain key employees, which will be treated as post-acquisition compensation expense and accrued as earned.

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

	Years Ended
	Ended December 31,
	2017	2016
Pro Forma:
Total revenue	$545,592	$288,710
Net income (loss) (1)	$176,138	$20,282

Basic and diluted earnings per share:
Net income per share, basic	$1.95	$0.23
Net income per share, diluted	$1.92	$0.22

Weighted average common shares outstanding, basic	90,272,257	89,340,589
Weighted average common shares outstanding, diluted	91,891,957	91,303,056

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3.

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

WJAL-TV

In connection with the FCC auction for broadcast spectrum (see Note 4), in the second quarter of 2017 the Company exercised its rights under a channel sharing agreement to acquire rights to utilize spectrum in the Washington, D.C. market in exchange for payment from the Company of approximately $32.6 million. During the third quarter of 2017, the Company relocated its television station WJAL-TV, previously serving the Hagerstown, Maryland market, to the Washington, D.C. market. The transaction was treated as an asset acquisition and was recorded in “Intangible assets not subject to amortization” on the Company’s consolidated balance sheet.

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

	Years Ended
	Ended December 31,
	2017	2016
Pro Forma:
Total revenue	$543,355	$267,614
Net income (loss) (1)	$176,299	$21,574

Basic and diluted earnings per share:
Net income per share, basic (1)	$1.95	$0.24
Net income per share, diluted	$1.92	$0.24

Weighted average common shares outstanding, basic	90,272,257	89,340,589
Weighted average common shares outstanding, diluted	91,891,957	91,303,056

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3

6. REVENUES

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

Retransmission Consent.  The Company generates revenue from retransmission consent agreements that are entered into with MVPDs. The Company grants the MVPDs access to its television station signals so that they may rebroadcast the signals and charge their subscribers for this programming. Payments are received on a monthly basis based on the number of monthly subscribers.

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

The adoption of Topic 606 did not have a material impact on our consolidated financial statements.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source (in thousands):

	Years Ended
	December 31,
	2018	2017	2016
Broadcast advertising	$169,009	$171,715	$194,530
Digital advertising	80,982	57,098	23,144
Spectrum usage rights	2,976	263,943	—
Retransmission consent	35,066	31,413	29,557
Other	9,782	11,865	11,283
Total revenue	$297,815	$536,034	$258,514

Contracts are entered into directly with customers or through an advertising agency that represents the customer.  Sales of advertising to customers or agencies within a station’s designated market area (“DMA”) are referred to as local revenue, whereas sales from outside the DMA are referred to as national revenue. The following table further disaggregates the Company’s broadcast advertising revenue by sales channel (in thousands):

	Years Ended
	December 31,
	2018	2017	2016
Local direct	$27,908	$30,343	$30,371
Local agency	60,840	64,724	72,778
National agency	80,261	76,648	91,381
Total revenue	$169,009	$171,715	$194,530

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance, including amounts which are refundable. The increase in the deferred revenue balance for the year ended December 31, 2018 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2017	Increase	Decrease *	December 31, 2018
Deferred revenue	$2,957	2,759	(2,957)	$2,759
*	The amount disclosed in the decrease column reflects revenue that has been recorded during the year ended December 31, 2018.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for each of the Company’s operating segments for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	December 31,			December 31,			December 31,
	2016	Acquisition	Impairment	2017	Acquisition	Impairment	2018
Television	$35,912	4,637	—	$40,549	—	—	$40,549
Radio	—	—	—	—	—	—	—
Digital (1)	14,169	16,011	—	30,180	3,563	—	33,743
Consolidated	$50,081	$20,648	$—	$70,729	$3,563	$—	$74,292

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3.

The composition of the Company’s acquired intangible assets and the associated accumulated amortization as of December 31, 2018 and 2017 is as follows (in thousands):

		2018			2017
	Weighted average remaining life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Television network affiliation agreements	8	$67,489	$56,950	$10,539	$67,489	$55,560	$11,929
Customer base	5	10,045	5,044	5,001	9,146	3,839	5,307
Pre-sold advertising contracts and other	6	38,857	31,799	7,058	37,755	28,233	9,522
Total assets subject to amortization:		$116,391	$93,793	$22,598	$114,390	$87,632	$26,758
Intangible assets not subject to amortization:
FCC licenses and spectrum usage rights				254,598			251,163
Total intangible assets				$277,196			$277,921

The aggregate amount of amortization expense for the years ended December 31, 2018, 2017 and 2016 was approximately $6.1 million, $5.9 million and $3.5 million, respectively. Estimated amortization expense for each of the years ended December 31, 2019 through 2023 is as follows (in thousands):

Estimated Amortization Expense	Amount
2019	$6,100
2020	4,100
2021	3,200
2022	2,500
2023	2,200

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

The Company conducted a review of the fair value of the television reporting unit. As of the annual goodwill testing date, October 1, 2018, there was $40.5 million of goodwill in the television reporting unit. The estimated fair value of the television goodwill was determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to the television reporting unit. The market approach requires the Company to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums.

The income approach estimates fair value based on the estimated future cash flows of the television reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of the reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated the discount rate on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television industry. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the television reporting unit. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the television industry. The Company estimated its revenue projections and profit margin projections based on internal forecasts about future performance.

Based on the assumptions and estimates described above, the television reporting unit fair value exceeded its carrying value by 48%, resulting in no impairment charge in 2018. The discount rate used in the fair value calculation of the television reporting unit was increased from prior year and expected cash flows of a component of the reporting unit were decreased from prior year to account for risk within the forecasts of the reporting unit. If that discount rate were to increase by 1%, the fair value of the television reporting unit would decrease by 6%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the television reporting unit would decrease by 1%.

The Company also conducted a review of the fair value of the digital reporting unit. As of the annual goodwill testing date, October 1, 2018, there was $33.7 million of goodwill in the digital media reporting unit. The estimated fair value of the digital goodwill was determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to the digital reporting unit. The market approach requires the Company to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums.

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

Based on the assumptions and estimates described above, the digital reporting unit fair value exceeded its carrying value by 1%, resulting in no impairment charge in 2018. The discount rate used in the fair value calculation of the digital reporting unit was increased from prior year and expected cash flows of a component of the reporting unit were decreased from prior year to account for risk within the forecasts of the reporting unit. If that discount rate were to increase by 1%, the fair value of the digital reporting unit would decrease by 5%.  If the long term projected growth rate were to decrease by 0.5%, the fair value of the digital reporting unit would decrease by 1%.

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

The Company did not have any goodwill in its radio reporting unit at December 31, 2018 and 2017.

There were no events that occurred subsequent to the annual impairment testing date that suggest that it is more likely than not that the fair value of any of the Company’s reporting units is less than the respective carrying amount.

The Company also conducted a review of the fair value of the television and radio FCC licenses in 2018 and 2017. The estimated fair value of indefinite life intangible assets is determined by an income approach. The income approach estimates fair value based on the estimated future cash flows of each market cluster that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company also estimated the terminal value multiple based on comparable publicly-traded companies. The Company estimated the revenue projections and profit margin projections based on various market clusters signal coverage of the markets and industry information for an average station within a given market. The information for each market cluster includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned or actual conversion of format or upgrade of station signal. The assumptions the Company makes about cash flows after conversion are based on the performance of similar stations in similar markets and potential proceeds from the sale of the assets. Based on the assumptions and estimates, the Company did not record impairment of FCC licenses for the years ended December 31, 2018 and 2017.

8. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2018 and 2017 consists of (in millions):

	Estimated useful life (years)	2018	2017
Buildings	39	$21.8	$22.4
Construction in progress	—	10.0	4.6
Transmission, studio and other broadcast equipment	5-15	151.3	145.9
Office and computer equipment	3-7	30.6	28.9
Transportation equipment	5	6.3	6.4
Leasehold improvements and land improvements	Lesser of lease life or useful life	23.0	22.7
		243.0	230.9
Less accumulated depreciation		187.4	179.9
		55.6	51.0
Land		9.3	9.3
		$64.9	$60.3

Depreciation expense was $10.1 million, $10.5 million, and $11.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As part of the FCC auction for broadcast spectrum (see Note 4), the FCC has reassigned some stations to new post-auction channels and will reimburse station owners for the cost of the relocation. The Company has received notification from the FCC that 16 of its stations have been assigned to new channels with an estimated reimbursable cost of approximately $9.8 million.  For the years ended December 31, 2018 and 2017 total costs of $1.2 million and $0.3 million, respectively, were incurred and reimbursed in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum. The Company recorded gains on involuntary conversion associated with the repack process of $1.2 million and $0.3 million in 2018 and 2017, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2018 and 2017 consist of (in millions):

	2018	2017
Accounts payable	$14.7	$23.7
Accrued payroll and compensated absences	5.2	6.7
Accrued bonuses	6.3	5.6
Professional fees	0.5	0.3
Deferred revenue	2.8	3.0
Accrued national representation fees	1.0	0.8
Income taxes payable	0.3	0.4
Other taxes payable	3.3	3.1
Amounts due under joint sales agreements	1.2	1.0
Accrued property taxes	1.5	1.3
Accrued capital expenditures	0.7	1.7
Accrued media costs – digital (1)	6.0	6.1
Other	7.5	8.1
	$51.0	$61.8

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3.

10. LONG TERM DEBT

Long-term debt as of December 31, 2018 and 2017 is summarized as follows (in millions):

	2018	2017
Term Loan	$246.2	$299.3
Less current maturities	3.0	3.0
	243.2	296.3
Less unamortized debt issuance costs	2.7	3.8
	$240.5	$292.5

The scheduled maturities of long-term debt as of December 31, 2018 are as follows (in millions):

Year	Amount
2019	$3.0
2020	3.0
2021	3.0
2022	3.0
2023	3.0
Thereafter	231.2
$246.2

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

The Company’s borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of December 31, 2018, the interest rate on our Term Loan B was 5.09%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

In December 2018, the Company made a prepayment of $50.0 million to reduce the amount of loans outstanding under our Term Loan B Facility.

On April 30, 2019, the Company entered into a First Amendment and Limited Waiver (the “Amendment”) to the 2017 Credit Agreement, which became effective on May 1, 2019. Pursuant to the Amendment, the lenders waived any events of default that may have arisen under the 2017 Credit Agreement in connection with the Company's failure to timely deliver its financial statements and other information of the Company for the fiscal year ended December 31, 2018 (the “2018 Audited Financial Statements”), and amended the 2017 Credit Agreement, giving the Company until May 31, 2019 to deliver the 2018 Audited Financial Statements. Failure by the Company to deliver the 2018 Audited Financial Statements on or prior to May 31, 2019 would constitute an immediate event of default under the 2017 Credit Agreement. By filing this Annual Report on Form 10-K prior to that date, the Company believes it has complied with the affirmative covenants in the 2017 Credit Agreement, as amended by the Amendment, regarding delivery of the 2018 Audited Financial Statements.

Pursuant to the Amendment, the Company agreed to pay to the lenders consenting to the Amendment a fee equal to 0.10% of the aggregate principal amount of the outstanding loans held by such lenders under the 2017 Credit Agreement as of May 1, 2019. This fee totaled approximately $0.2 million.

11. DERIVATIVE INSTRUMENTS

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

The carrying amount of the Company’s interest rate swap agreements were recorded at fair value, including consideration of non-performance risk, when material. The fair value of each interest rate swap agreement was determined by using multiple broker quotes, adjusted for non-performance risk, when material, which estimate the future discounted cash flows of any future payments that may be made under such agreements. Upon termination of the swap agreements, $2.5 million in accumulated other comprehensive income was reclassified to interest expense for the year ended December 31, 2017.

12. FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	December 31, 2018
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Money market account	$34.6	$—	$34.6	$—
Certificate of deposit	8.2	—	8.2	—
Corporate bonds	$124.2	$—	$124.2	$—

Liabilities:
Contingent consideration	$8.1	$—	$—	$8.1

	December 31, 2017
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$12.1	$—	$—	$12.1

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3.

The liability for contingent consideration is related to the acquisition of Headway. The fair value of this contingent consideration is estimated to be $7.8 million and $15.9 million as of December 31, 2018 and 2017, respectively by applying the real options technique in accordance with ASC 805-30-25-5. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in Net Revenue and EBITDA, respectively, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at a cost of debt rate ranging from 3.78% to 4.93% over the three year period.  These are significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. This contingent liability has been reflected in the Consolidated Balance Sheet as of December 31, 2018 as noncurrent liabilities of $7.8 million, and as of December 31, 2017 as current and noncurrent liabilities of $2.3 million and $13.6 million, respectively. The Company has not completed the process, described in the agreements related to the acquisition of Headway, of finalizing the calculation of the contingent consideration, if any, related to the acquisition of Headway with respect to calendar year 2018. As a result, as of the date of this filing the Company is unable to determine the final amount of such contingent consideration, if any, to be paid with respect to calendar year 2018. The determination of the final amount of such contingent consideration, if any, to be paid with respect to calendar year 2018 may result in adjustments in future periods to the fair value of the Company’s liability for contingent consideration.

13. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Current
Federal (1)	$0.2	$(0.4)	$—
State	0.5	0.6	0.6
Foreign (1)	1.5	0.5	—
	$2.2	$0.7	$0.6
Deferred
Federal	5.0	70.1	12.0
State	2.2	12.5	0.5
Foreign	(1.5)	(0.7)	—
	5.7	81.9	12.5
Total provision for taxes	$7.9	$82.6	$13.1

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3.

The income tax provision (benefit) differs from the amount of income tax determined by applying the Company’s federal corporate income tax rate of 21% to pre-tax income for the year ended December 31, 2018, and federal corporate income tax rate of 35% to pre-tax income for the years ended December 31, 2017 and 2016 due to the following (in millions):

	2018	2017	2016
Computed “expected” tax provision (benefit) (1)	$4.5	$90.3	$11.7
Change in income tax resulting from:
State taxes, net of federal benefit	1.5	8.5	1.4
Change in fair value of earnout	0.4	—	—
Non-deductible executive compensation (1)	0.3	0.7	—
Change in federal tax rate	—	(17.3)	—
Change in state tax rate	0.5	—	—
Stock compensation (1)	0.5	(1.0)	—
Change in unrecognized tax benefits	(0.3)	—	—
Other (1)	0.5	1.4	—
	$7.9	$82.6	$13.1

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3.

The components of the deferred tax assets and liabilities at December 31, 2018 and 2017 consist of the following (in millions):

	2018	2017
Deferred tax assets:
Accrued expenses (1)	$2.1	$1.8
Accounts receivable (1)	0.6	0.6
Net operating loss carryforward	72.6	77.6
Stock-based compensation	1.4	0.9
Credits	0.2	0.7
Deferred state taxes	2.8	2.3
Other (1)	2.1	1.6
Net deferred tax assets	$81.8	$85.5
Deferred tax liabilities:
Intangible assets (1)	$(70.1)	$(68.3)
Property and equipment	(1.3)	(0.2)
Tax gain deferral - FCC auction for broadcast spectrum (1)	(57.1)	(57.6)
	(128.5)	(126.1)
	$(46.7)	$(40.6)

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3.

As of December 31, 2018, the Company has federal and state net operating loss carryforwards of approximately $299 million and $145 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards will expire during the years 2022 through 2037, to the extent they are not utilized. Any federal net operating losses incurred after 2017 can be carried forward indefinitely and the Company did not incur net operating losses in 2018. The state net operating loss carryforwards will expire during the years 2019 through 2037, to the extent they are not utilized.

Utilization of the Company’s U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2018, the Company believes that utilization of its federal net operating losses and foreign tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code.

Due to the enactment of Tax Cuts and Jobs Act (“the Tax Act”) in December 2017, the Company is subject to a tax on global intangible low-taxed income (“GILTI”).  GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the period.

The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. As a result, the Company recorded a provisional decrease in value of its net deferred tax liabilities of $17.3 million, with a corresponding net adjustment to deferred income tax benefit of $17.3 million for the year ended December 31, 2017.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (“ASC 740”). In the third quarter of 2018, the Company obtained additional information which increased by $0.2 million the Company’s provisional accounting for certain tax effects of the U.S. transition tax from $17.3 million as reported at December 31, 2017, to $17.5 million as of December 31, 2018.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Amount
Balance at December 31, 2016	$6.3
Change in balances related to tax positions	0.0
Balance at December 31, 2017	$6.3
Change in balances related to tax rate change	(0.3)
Balance at December 31, 2018	$6.0

As of December 31, 2018, the Company had $6.0 million of gross unrecognized tax benefits for uncertain tax positions, of which $0.5 million would affect the effective tax rate if recognized.

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2018 will significantly increase or decrease within the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2018, the Company had no significant accrued interest and penalties related to uncertain tax positions due to the net operating losses.

The Company is subject to taxation in the United States, various states, and various foreign jurisdictions. The tax years 2015 to 2017 and 2014 to 2017 remain open to examination by federal and state taxing jurisdictions, respectively. For foreign jurisdictions, the tax years 2006 to 2017 may remain open to examination by certain foreign jurisdictions. Net operating losses from years from which the statute of limitations have expired (2014 and prior for federal and 2013 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.

The Company intends to permanently reinvest its unremitted earnings in its foreign subsidiaries, and accordingly has not provided deferred tax liabilities on those earnings. The Company has not determined at this time an estimate of total amount of unremitted earnings, as it is not practical at this time.

14. COMMITMENTS AND CONTINGENCIES

The Company has non-cancelable agreements with certain media research and ratings providers, expiring at various dates through June 2024, to provide television and radio audience measurement services. Pursuant to these agreements, the Company is obligated to pay these providers a total of approximately $11.6 million. The 2019 and 2020 annual commitments total approximately $10.4 million and $0.5 million, respectively. The annual commitments beyond 2020 are not significant.

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

The approximate future minimum lease payments under these non-cancelable operating leases at December 31, 2018 are as follows (in millions):

Amount
2019	$10.4
2020	10.7
2021	8.5
2022	7.6
2023	6.1
Thereafter	38.5
$81.8

Total rent expense under operating leases, including rent under month-to-month arrangements, was approximately $12.0 million, $10.5 million and $11.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

15. STOCKHOLDERS’ EQUITY

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

The Class U common stock, which is held by Univision, has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision. In addition, as the holder of all of the Company’s issued and outstanding Class U common stock, so long as Univision holds a certain number of shares of Class U common stock, the Company may not, without the consent of Univision, merge, consolidate or enter into a business combination, dissolve or liquidate the Company or dispose of any interest in any Federal Communications Commission, or FCC, license with respect to television stations which are affiliates of Univision, among other things. Class U Common stock is entitled to dividends as and when declared on common stock.

During the year ended December 31, 2018, the Company paid cash dividends totaling $0.20 per share, or $17.8 million in the aggregate, on all shares of Class A, Class B, and Class U common stock. During the year ended December 31, 2017, the Company paid cash dividends totaling $0.16 per share, or $14.7 million in the aggregate, on all shares of Class A, Class B, and Class U common stock.

Preferred Stock

As of December 31, 2018 and December 31, 2017, there were no shares of any series of preferred stock issued and outstanding.

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

The Company repurchased 3.5 million shares of Class A common stock at an average price of $3.88, for an aggregate purchase price of approximately $13.7 million, during the year ended December 31, 2018. As of December 31, 2018, the Company repurchased a total of approximately 4.5 million shares of Class A common stock for an aggregate purchase price of approximately $19.1 million, or an average price per share of $4.23, since the beginning of the share repurchase program. All such repurchased shares were retired as of December 31, 2018.

16. EQUITY INCENTIVE PLANS

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

There were no stock options granted during the years ended December 31, 2018 and 2017.

The following is a summary of stock option activity: (in thousands, except exercise price data and contractual life data):

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,423	$2.35
Exercised	(925)	2.36		$4,278
Forfeited or cancelled	(165)	3.61
Outstanding at December 31, 2016	2,333	$2.26		$11,061
Exercised	(915)	$1.89		$3,689
Forfeited or cancelled	(90)	2.48
Outstanding at December 31, 2017	1,328	2.50		$6,175
Exercised	(177)	2.42		$407
Forfeited or cancelled	(36)	4.40
Outstanding at December 31, 2018	1,115	$2.45	3.75	$970
Vested and Exercisable at December 31, 2018	1,096	$2.38	3.71	$970
Vested and Expected to Vest at December 31, 2018	984	$2.47	4.03	$892

There was de minimis stock-based compensation expense related to the Company’s employee stock option for the year ended December 31, 2018. Stock-based compensation expense related to the Company’s employee stock option plans was $0.1 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2018, there was no compensation expense related to the Company’s employee stock option plans.

Restricted Stock and Restricted Stock Units

The following is a summary of non-vested restricted stock and restricted stock units activity: (in thousands, except grant date fair value data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2015	1,268	$6.39
Granted	931	6.78
Vested	(685)	6.28
Forfeited or cancelled	(134)	6.25
Nonvested balance at December 31, 2016	1,380	$6.73
Granted	1,104	7.31
Vested	(844)	6.64
Forfeited or cancelled	(83)	7.21
Nonvested balance at December 31, 2017	1,557	$7.18
Granted	1,121	3.20
Vested	(798)	6.11
Forfeited or cancelled	(104)	7.28
Nonvested balance at December 31, 2018	1,776	$5.08

Stock-based compensation expense related to grants of restricted stock and restricted stock units was $5.8 million, $6.0 million and $4.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, there was approximately $4.2 million of total unrecognized compensation expense related to grants of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 1.7 years.

The fair value of shares vested related to grants of restricted stock and restricted stock units was $5.2 million, $6.0 million, and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

For the years ended December 31, 2018 and 2017, the Company did not grant performance restricted stock units.

17. RELATED-PARTY TRANSACTIONS

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

At December 31, 2018, Univision owns approximately 11% of the Company’s common stock on a fully-converted basis.

The Class U common stock has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of the Company’s Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.  In addition, as the holder of all of the Company’s issued and outstanding Class U common stock, so long as Univision holds a certain number of shares of Class U common stock, the Company may not, without the consent of Univision, merge, consolidate or enter into a business combination, dissolve or liquidate the Company or dispose of any interest in any Federal Communications Commission, or FCC, license with respect to television stations which are affiliates of Univision, among other things.

On October 2, 2017, the Company entered into a new affiliation agreement which superseded and replaced its prior affiliation agreements with Univision.  Additionally, on the same date, the Company entered into a proxy agreement and marketing and sales agreement with Univision, each of which superseded and replaced the prior comparable agreements with Univision.  The term of each of these new agreements expires on December 31, 2026 for all of the Company’s Univision and UniMás network affiliate stations, except that each new agreement will expire on December 31, 2021 with respect to the Company’s Univision and UniMás network affiliate stations in Orlando, Tampa and Washington, D.C. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with MVPDs. During the years ended December 31, 2018 and 2017, retransmission consent revenue accounted for approximately $35.1 million and $31.4 million, respectively, of which $28.2 million and $30.0 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

The following tables reflect the related-party balances with Univision and other related parties (in thousands):

	Univision		Other		Total
	2018	2017	2018	2017	2018	2017
Trade receivables	$4,530	$4,653	$—	$—	$4,530	$4,653
Other current assets	—	—	274	274	274	274
Intangible assets subject to amortization, net (2)	8,327	9,555	—	—	8,327	9,555
Accounts payable	$1,830	$2,430	$118	$118	$1,948	$2,548

	Univision
	2018	2017	2016
Direct operating expenses (1)	$9,254	$9,494	$10,302
Amortization	1,228	2,043	2,320

(1)	Consists primarily of national representation fees paid to Univision.
(2)	Consists of the Univision affiliation agreement

In addition, the Company also had accounts receivable from third parties in connection with a joint sales agreement between the Company and Univision. As of December 31, 2018, 2017 and 2016 these balances totaled $4.9 million, $3.9 million and $3.2 million, respectively.

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

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, the cumulative gains and losses of derivative instruments that qualify as cash flow hedges, and the cumulative unrealized gains and losses of marketable securities. The following table provides a roll forward of accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Foreign Currency Translation	Marketable Securities	Cash Flow Hedges	Total
Accumulated other comprehensive income (loss) as of January 1, 2016	$—	$—	$(4.1)	$(4.1)
Other comprehensive income (loss) before reclassifications	—	—	1.8	1.8
Income tax (expense) benefit	—	—	(0.7)	(0.7)
Amounts reclassified from AOCI	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	1.1	1.1
Accumulated other comprehensive income (loss) as of December 31, 2016	—	—	(3.0)	(3.0)
Other comprehensive income (loss) before reclassifications	(0.1)	—	2.3	2.2
Income tax (expense) benefit	—	—	(1.8)	(1.8)
Amounts reclassified from AOCI	—	—	2.5	2.5
Other comprehensive income (loss), net of tax	(0.1)	—	3.0	2.9
Accumulated other comprehensive income (loss) as of December 31, 2017	(0.1)	—	—	(0.1)
Other comprehensive income (loss) before reclassifications	(0.3)	(1.3)	—	(1.6)
Income tax (expense) benefit	—	0.3	—	0.3
Amounts reclassified from AOCI	—	—	—	—
Other comprehensive income (loss), net of tax	(0.3)	(1.0)	—	(1.3)
Accumulated other comprehensive income (loss) as of December 31, 2018	$(0.4)	$(1.0)	$—	$(1.4)

19. LITIGATION

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

20. SEGMENT DATA

The Company’s management has determined that the Company operates in three reportable segments as of December 31, 2018, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting, and digital media. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

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

The Company owns and operates a national sales representation division, Entravision Solutions, through which the Company sells advertisements and syndicates radio programming to more than 100 markets across the United States.

Digital Media

The Company owns and operates digital media operations, offering mobile, digital and other interactive media platforms and services on Internet-connected devices, including local websites and social media, which provide users with news information and other content.

On April 4, 2017, the Company completed the acquisition of Headway, a provider of mobile, programmatic, data and performance digital marketing solutions primarily in the United States, Mexico and other markets in Latin America (see Note 5).

Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and foreign currency (gain) loss. The Company generated 18% and 7% and of its revenue outside the United States during the years ended December 31, 2018 and 2017, respectively. There were no significant sources of revenue generated outside the United States during the year ended December 31, 2016.

The accounting policies applied to determine the segment information are generally the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates the performance of its operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Years Ended December 31,			% Change	% Change
	2018	2017	2016	2018 to 2017	2017 to 2016
Net Revenue
Revenue from advertising and retransmission consent
Television	$149,935	$148,059	$159,523	1%	(7)%
Radio	63,922	66,934	75,847	(4)%	(12)%
Digital	80,982	57,098	23,144	42%	147%
Total	294,839	272,091	258,514	8%	5%
Revenue from spectrum usage rights (television)	2,976	263,943	—	(99)%	*
Consolidated	297,815	536,034	258,514	(44)%	107%
Cost of revenue - television (spectrum usage rights)	—	12,340	—	*	*
Cost of revenue - digital media (1)	45,096	32,998	9,536	37%	246%
Direct operating expenses
Television	62,434	59,454	62,020	5%	(4)%
Radio	41,287	44,572	44,949	(7)%	(1)%
Digital	21,521	15,257	6,470	41%	136%
Consolidated	125,242	119,283	113,439	5%	5%
Selling, general and administrative expenses
Television	21,864	22,276	21,591	(2)%	3%
Radio	18,081	18,743	20,441	(4)%	(8)%
Digital	11,590	8,097	4,766	43%	70%
Consolidated	51,535	49,116	46,798	5%	5%
Depreciation and amortization
Television	9,024	9,760	10,659	(8)%	(8)%
Radio	2,490	2,673	3,269	(7)%	(18)%
Digital	4,759	3,978	1,414	20%	181%
Consolidated	16,273	16,411	15,342	(1)%	7%
Segment operating profit (loss)
Television	59,589	308,172	65,253	(81)%	372%
Radio	2,064	946	7,188	118%	(87)%
Digital (1)	(1,984)	(3,232)	958	(39)%	*
Consolidated (1)	59,669	305,886	73,399	(80)%	317%
Corporate expenses	26,865	27,937	24,543	(4)%	14%
Change in fair value contingent consideration	(1,202)	—	—	*	*
Foreign currency (gain) loss	1,616	350	—	362%	*
Other operating (gain) loss	(1,187)	(262)	—	353%	*
Operating income (1)	$33,577	$277,861	$48,856	(88)%	469%
Capital expenditures
Television	$14,336	$10,945	$5,744
Radio	350	1,679	3,287
Digital	1,031	64	277
Consolidated	$15,717	$12,688	$9,308
Total assets
Television	$487,929	$556,942	$363,852
Radio	121,020	126,248	129,825
Digital (1)	81,460	82,949	24,244
Consolidated (1)	$690,409	$766,139	$517,921

(1)	Amount reported as of and for the year ended December 31, 2017 has been revised. See Note 3.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share data). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Year ended December 31, 2018:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$66,838	$74,329	$74,575	$82,073	$297,815
Net income applicable to common stockholders	(1,807)	4,840	2,215	6,913	12,161
Net income per share, basic	$(0.02)	$0.05	$0.02	$0.08	$0.14
Net income per share, diluted	$(0.02)	$0.05	$0.02	$0.08	$0.13

Year ended December 31, 2017 (Revised):	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total (1)
Net revenue (2)	$57,510	$70,509	$334,555	$73,460	$536,034
Net income applicable to common stockholders (1)	2,618	3,326	157,014	12,740	175,698
Net income per share, basic (1)	$0.03	$0.04	$1.73	$0.14	$1.95
Net income per share, diluted (1)	$0.03	$0.04	$1.70	$0.14	$1.91

(1)	Certain amounts reported for the second, third and fourth quarters, and for the year ended December 31, 2017 have been revised. See Note 3.
(2)	Net revenue for the third quarter of 2017 includes $263.9 million related to the Company’s participation in the FCC auction for broadcast spectrum.

22. SUBSEQUENT EVENTS

On April 30, 2019, the Company entered into the Amendment to the 2017 Credit Agreement, which became effective on May 1, 2019. Pursuant to the Amendment, the lenders waived any events of default that may have arisen under the 2017 Credit Agreement in connection with the Company's failure to timely deliver the 2018 Audited Financial Statements, and amended the 2017 Credit Agreement, giving the Company until May 31, 2019 to deliver the 2018 Audited Financial Statements. Failure by the Company to deliver the 2018 Audited Financial Statements on or prior to May 31, 2019 would constitute an immediate event of default under the 2017 Credit Agreement. By filing this Annual Report on Form 10-K prior to that date, the Company believes it has complied with the affirmative covenants in the 2017 Credit Agreement, as amended by the Amendment, regarding delivery of the 2018 Audited Financial Statements.

Pursuant to the Amendment, the Company agreed to pay to the lenders consenting to the Amendment a fee equal to 0.10% of the aggregate principal amount of the outstanding loans held by such lenders under the 2017 Credit Agreement as of May 1, 2019. This fee totaled approximately $0.2 million.

ENTRAVISION COMMUNICATIONS CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged / (Credited) to Expense	Other Adjustments (1)	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2018	$2,566	$1,785	$208	$(1,164)	$3,395
Year ended December 31, 2017	$2,550	$1,115	$(41)	$(1,058)	$2,566
Year ended December 31, 2016	$3,040	$815	$79	$(1,384)	$2,550
Deferred tax valuation allowance
Year ended December 31, 2018	$—	$—	$—	$—	$—
Year ended December 31, 2017	$—	$—	$—	$—	$—
Year ended December 31, 2016	$1,206	$(1,206)	$—	$—	$—

(1)	Other adjustments represent recoveries and increases in the allowance for doubtful accounts.