Form 10-Q
period 2019-03-31
ENTRAVISION COMMUNICATIONS CORP
filed 2019-05-15
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of May 10, 2019, there were 61,137,147 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2019

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
•

provisions of our debt instruments, including the agreement dated as of November 30, 2017, as amended as of April 30, 2019, or the 2017 Credit Agreement, which governs our current credit facility, or the 2017 Credit Facility, the terms of which restrict certain aspects of the operation of our business;

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 33 of our Annual Report on Form 10-K for the year ended December 31, 2018.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$52,003	46,733
Marketable securities	122,570	132,424
Restricted cash	732	732
Trade receivables, (including related parties of $4,752 and $4,530) net of allowance for doubtful accounts of $3,285 and $3,395	65,745	79,308
Assets held for sale	1,179	1,179
Prepaid expenses and other current assets (including related parties of $274 and $274)	12,006	10,672
Total current assets	254,235	271,048
Property and equipment, net of accumulated depreciation of $185,138 and $187,375	69,455	64,939
Intangible assets subject to amortization, net of accumulated amortization of $95,475 and $93,793 (including related parties of $8,245 and $8,327)	20,916	22,598
Intangible assets not subject to amortization	254,598	254,598
Goodwill	74,225	74,292
Operating leases right of use asset	44,070	-
Other assets	2,689	2,934
Total assets	$720,188	$690,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and accrued expenses (including related parties of $2,102 and $1,948)	44,853	51,034
Operating lease liabilities	10,599	-
Total current liabilities	58,452	54,034
Long-term debt, less current maturities, net of unamortized debt issuance costs of $2,611 and $2,709	239,889	240,541
Long-term operating lease liabilities	40,099	-
Other long-term liabilities	10,383	16,418
Deferred income taxes	47,635	46,684
Total liabilities	396,458	357,677

Commitments and contingencies (note 5)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2019 61,137,147; 2018 63,210,531	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2019 and 2018 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2019 and 2018 9,352,729	1	1
Additional paid-in capital	851,080	862,299
Accumulated deficit	(526,740)	(528,164)
Accumulated other comprehensive income (loss)	(619)	(1,412)
Total stockholders' equity	323,730	332,732
Total liabilities and stockholders' equity	$720,188	$690,409

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2019	2018
Net Revenue	$64,680	$66,838

Expenses:
Cost of revenue - digital media	7,642	10,625
Direct operating expenses (including related parties of $1,962 and $2,048) (including non-cash stock-based compensation of $134 and $216)	28,930	31,033
Selling, general and administrative expenses	13,814	13,294
Corporate expenses (including non-cash stock-based compensation of $666 and $1,033)	6,894	5,975
Depreciation and amortization (includes direct operating of $2,494 and $2,536; selling, general and administrative of $1,269 and $1,313; and corporate of $153 and $90) (including related parties of $308 and $307)	3,916	3,939
Change in fair value contingent consideration	359	2,100
Foreign currency (gain) loss	132	213
Other operating (gain) loss	(1,996)	(22)
Operating income (loss)	4,989	(319)
Interest expense	(3,490)	(3,398)
Interest income	919	913
Dividend income	255	128
Income (loss) before income taxes	2,673	(2,676)
Income tax benefit (expense)	(1,093)	930
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	1,580	(1,746)
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(156)	(62)
Net income (loss)	$1,424	$(1,808)

Basic and diluted earnings per share:
Net income (loss) per share, basic and diluted	$0.02	$(0.02)

Cash dividends declared per common share	$0.05	$0.05

Weighted average common shares outstanding, basic	86,101,741	90,319,092
Weighted average common shares outstanding, diluted	87,152,987	90,319,092

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period
	Ended March 31,
	2019	2018
Net income (loss)	$1,424	$(1,808)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	30	290
Change in fair value of available for sale securities	763	(1,239)
Total other comprehensive income (loss)	793	(949)
Comprehensive income (loss)	$2,217	$(2,757)

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
									Revised		Revised
Balance, December 31, 2018	63,210,531	14,927,613	9,352,729	-	6	2	1	862,299	(528,164)	(1,412)	332,732
Issuance of common stock upon exercise of stock options or awards of restricted stock units	-	-	-	-	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	25,059	-	-	-	-	-	-	(42)	-	-	(42)
Stock-based compensation expense	-	-	-	-	-	-	-	800	-	-	800
Class B common stock exchanged for Class A common stock	-	-	-	-	-	-	-	-	-	-	-
Repurchase of Class A common stock	(2,098,443)	-	-	2,098,443	-	-	-	(7,706)	-	-	(7,706)
Retirement of treasury stock	-	-	-	(2,098,443)	-	-	-	-	-	-	(0)
Dividends paid	-	-	-	-	-	-	-	(4,271)	-	-	(4,271)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	763	763
OCI release due to termination of interest rate swap agreements	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	30	30
Net income for the three-month period-ended March 31, 2019	-	-	-	-	-	-	-	-	1,424	-	1,424
Balance, March 31, 2019	61,137,147	14,927,613	9,352,729	-	6	2	1	851,080	(526,740)	(619)	323,730

	Number of Common Shares				Class A					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
									Revised		Revised
Balance, December 31, 2017	66,069,325	14,927,613	9,352,729	-	7	2	1	888,650	(540,325)	(60)	348,275
Issuance of common stock upon exercise of stock options or awards of restricted stock units	17,356	-	-	-	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	-	-	-	(43)	-	-	(43)
Stock-based compensation expense	-	-	-	-	-	-	-	1,249	-	-	1,249
Class B common stock exchanged for Class A common stock	-	-	-	-	-	-	-	-	-	-	-
Repurchase of Class A common stock	(500,587)	-	-	500,587	-	-	-	(2,402)	-	-	(2,402)
Retirement of treasury stock	-	-	-	(500,587)	-	-	-	-	-	-	(0)
Dividends paid	-	-	-	-	-	-	-	(4,518)	-	-	(4,518)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(1,239)	(1,239)
OCI release due to termination of interest rate swap agreements	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	290	290
Net income for the three-month period-ended March 31, 2018	-	-	-	-	-	-	-	-	(1,808)	-	(1,808)
Balance, March 31, 2018	65,586,094	14,927,613	9,352,729	-	7	2	1	882,936	(542,133)	(1,009)	339,804

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three-Month Period
	Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,424	$(1,808)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,916	3,939
Deferred income taxes	470	(1,014)
Non-cash interest	251	124
Amortization of syndication contracts	124	176
Payments on syndication contracts	(135)	(186)
Equity in net (income) loss of nonconsolidated affiliate	156	62
Non-cash stock-based compensation	800	1,249
(Gain) loss on disposal of property and equipment	86	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	13,657	11,043
(Increase) decrease in prepaid expenses and other assets	869	(3,981)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,311)	(5,977)
Net cash provided by operating activities	14,307	3,627
Cash flows from investing activities:
Purchases of property and equipment	(6,072)	(3,030)
Purchases of intangible assets	-	(3,153)
Purchases of marketable securities	-	(159,403)
Proceeds from marketable securities	10,721	-
Purchases of investments	(200)	-
Net cash used in investing activities	4,449	(165,586)
Cash flows from financing activities:
Tax payments related to shares withheld for share-based compensation plans	(751)	(2,227)
Payments on long-term debt	(750)	(750)
Dividends paid	(4,271)	(4,518)
Repurchase of Class A common stock	(7,706)	(2,402)
Net cash used in financing activities	(13,478)	(9,897)
Effect of exchange rates on cash, cash equivalents and restricted cash	(8)	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,270	(171,861)
Cash, cash equivalents and restricted cash:
Beginning	47,465	261,854
Ending	$52,735	$89,993

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$3,239	$3,274
Income taxes	$623	$84

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$1,460	$870
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$8,478	$14,181

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2019

1. BASIS OF PRESENTATION

Presentation

The consolidated financial statements included herein have been prepared by Entravision Communications Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2019 or any other future period.

Certain amounts in the Company’s prior year period consolidated financial statements and notes to the financial statements have been reclassified to conform to current period presentation.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading global media company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, the Company’s digital segment, located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Entravision’s operations encompass integrated marketing and media solutions, comprised of television, radio, and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of March 31, 2019, based upon the type of advertising medium, which segments are television broadcasting, radio broadcasting, and digital media. As of March 31, 2019, the Company owns and/or operates 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. The television broadcasting segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Entravision also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicate radio programming to more than 100 markets across the United States. The Company operates a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on its owned and operated digital media sites; the digital media sites of its publisher partners; and on other digital media sites it can access through third-party platforms and exchanges.

Restricted Cash

As of March 31, 2019 and December 31, 2018, the Company’s balance sheet includes $0.7 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

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

Under the network affiliation agreement, Univision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Company’s Univision- and UniMás-affiliate television stations, and it pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During each of the three-month periods ended March 31, 2019 and 2018, the amount the Company paid Univision in this capacity was $2.0 million.

The Company also generates revenue under two marketing and sales agreements with Univision, which gives the Company the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the Company’s proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of March 31, 2019, the amount due to the Company from Univision was $4.8 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended March 31, 2019 and 2018, retransmission consent revenue accounted for approximately $8.8 million and $8.9 million, respectively, of which $6.7 million and $7.5 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

Univision currently owns approximately 11% of the Company’s common stock on a fully-converted basis. The Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. As the holder of all of the Company’s issued and outstanding Class U common stock, so long as Univision holds a certain number of shares, the Company will not, without the consent of Univision, merge, consolidate or enter into another business combination, dissolve or liquidate the Company or dispose of any interest in any Federal Communications Commission, or FCC, license for any of its Univision-affiliated television stations, among other things. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.8 million and $1.2 million for the three-month periods ended March 31, 2019 and 2018, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2019, there was de minimis stock-based compensation expense related to grants of stock options. All grants of stock options have been fully expensed.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

As of March 31, 2019, there was approximately $3.4 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.5 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period
	Ended March 31,
	2019	2018
Basic earnings per share:
Numerator:
Net income (loss)	$1,424	$(1,808)

Denominator:
Weighted average common shares outstanding	86,101,741	90,319,092

Per share:
Net income (loss) per share	$0.02	$(0.02)

Diluted earnings per share:
Numerator:
Net income (loss)	$1,424	$(1,808)

Denominator:
Weighted average common shares outstanding	86,101,741	90,319,092
Dilutive securities:
Stock options and restricted stock units	1,051,246	-
Diluted shares outstanding	87,152,987	90,319,092

Per share:
Net income (loss) per share	$0.02	$(0.02)

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three-month period ended March 31, 2019, a total of 43,534 shares of dilutive securities were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

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

The Company repurchased 2.1 million shares of Class A common stock at an average price of $3.65, for an aggregate purchase price of approximately $7.7 million, during the three-month period ended March 31, 2019. As of March 31, 2019, the Company has repurchased a total of approximately 6.6 million shares of Class A common stock, for an aggregate purchase price of approximately $26.8 million, or an average price per share of $4.05, since the beginning of the share repurchase program. All such repurchased shares were retired as of March 31, 2019.

2017 Credit Facility

On November 30, 2017 (the “Closing Date”), the Company entered into its 2017 Credit Facility pursuant to the 2017 Credit Agreement. The 2017 Credit Facility consists of a $300.0 million senior secured Term Loan B Facility (the “Term Loan B Facility”), which was drawn in full on the Closing Date. In addition, the 2017 Credit Facility provides that the Company may increase the aggregate principal amount of the 2017 Credit Facility by up to an additional $100.0 million plus the amount that would result in its first lien net leverage ratio (as such term is used in the 2017 Credit Agreement) not exceeding 4.0 to 1.0, subject to the Company satisfying certain conditions.

Borrowings under the Term Loan B Facility were used on the Closing Date to (a) repay in full all of the Company’s and its subsidiaries’ outstanding obligations under the Company’s previous credit facility (“2013 Credit Facility”) and to terminate the 2013 Credit Agreement, (b) pay fees and expenses in connection with the 2017 Credit Facility, and (c) for general corporate purposes.

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

The carrying amount of the Term Loan B Facility as of March 31, 2019 was $242.9 million, net of $2.6 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of March 31, 2019 was $235.7 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets (in millions):

	March 31, 2019
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
(in millions)	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$36.7	$-	$36.7	$-
Certificates of deposit	$7.6	$-	$7.6	$-
Corporate bonds	$115.0	$-	$115.0	$-

Liabilities:
Contingent Consideration	$8.5	$-	$-	$8.5

	December 31, 2018
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$34.6	$-	$34.6	$-
Certificates of deposit	$8.2	$-	$8.2	$-
Corporate bonds	$124.2	$-	$124.2	$-

Liabilities:
Contingent Consideration	$8.1	$-	$-	$8.1

As of March 31, 2019, the Company held investments in a money market fund, certificates of deposit, and corporate bonds. All certificates of deposit are within the current FDIC insurance limits and all corporate bonds are investment grade.

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

As of March 31, 2019, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Certificates of Deposit		Corporate Bonds
	Amortized Cost	Unrealized (gains) losses	Amortized Cost	Unrealized (gains) losses
Due within a year	$3,360	$(3)	$35,056	$(48)
Due after one year through five years	4,202	1	80,268	(266)
Total	$7,562	$(2)	$115,324	$(314)

The Company periodically reviews its available for sale securities for other-than-temporary impairment. For the three-month period ended March 31, 2019, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.

Included in interest income for the three-month period ended March 31, 2019 was interest income related to the Company’s available-for-sale securities of $0.9 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) for the three-month period ended March 31, 2019 (in millions):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2018	$(0.4)	$(1.0)	$(1.4)
Other comprehensive income (loss)	-	1.0	1.0
Income tax (expense) benefit	-	(0.2)	(0.2)
Other comprehensive income (loss), net of tax	-	0.8	0.8
Accumulated other comprehensive income (loss) as of March 31, 2019	(0.4)	(0.2)	(0.6)

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

Based on recent data reported by the International Monetary Fund, Argentina has been identified as a country with a highly inflationary economy. According to U.S. GAAP, a registrant should apply highly inflationary accounting in the first reporting period after such determination.  Therefore, the Company transitioned the accounting for its Argentine operations to highly inflationary status as of July 1, 2018 and, commencing that date, changed the functional currency from the Argentine Peso to U.S. dollar.

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

During the second quarter of 2018, the Company relocated the operations of two of its television stations in the Palm Springs, California market and management approved the sale of the vacated building.  The building and related improvements met the criteria for classification as assets held for sale and their carrying value is presented separately in the consolidated balance sheet.  Assets held for sale are classified as current assets as management believes the sale will be completed within one year.

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

Newly Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations relating to leases. Lessees are required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the earnings statement and cash flows; however, substantially all leases are required to be recognized on the balance sheet. ASU 2016-02 also requires quantitative and qualitative disclosures regarding key information about leasing arrangements. ASU 2016-02 is effective using a modified retrospective approach for fiscal years and interim periods beginning after December 15, 2018. This standard allowed entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The standard also provides for certain practical expedients.

The Company adopted this ASU in Q1 2019. As permitted under the transition guidance of the standard, the Company applied the guidance on a prospective basis as of the adoption date.  As a result, prior period amounts were not adjusted and continue to be reported in accordance with accounting guidance under ASC 840.

The Company elected the package of practical expedients such that the Company did not reassess whether any expired or existing contracts are or contain leases.  In addition, the Company did not reassess prior conclusions reached for lease classification and did not reassess initial direct costs for existing leases.

Based on the Company’s assessment, the adoption of the guidance resulted in a material impact on the Company’s consolidated balance sheet.  However, the impact to the Company’s results of operations and cash flows through March 31, 2019 are not considered material.  As of the adoption date, the Company recognized right-of-use (“ROU”) assets of $45.8 million and lease liabilities of $52.4 million.  The difference between the ROU assets and lease liabilities is attributed to deferred rent and lease incentives which were combined and presented net within the ROU assets.  Refer to Note 4 for additional information.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting, which supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and expands the scope of ASC Topic 718, “Compensation—Stock Compensation” to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this ASU in Q1 2019 which did not have a material impact on our condensed consolidated financial statements and related disclosures.

In August 2018, the SEC issued a final rule to amend certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements, US GAAP or IFRS.2 The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. The Company adopted the rule in Q1 2019 and included a statement of stockholders’ equity in our Form 10-Q.

3. REVENUES

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source for the three-month periods ended (in thousands):

	2019	2018
Broadcast advertising	$34,708	$37,709
Digital advertising	14,472	18,244
Spectrum Usage Rights	5,084	108
Retransmission Consent	8,760	8,853
Other	1,656	1,924
Total revenue	$64,680	$66,838

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

	2019	2018
Local Direct	$6,055	$14,593
Local Agency	13,700	6,916
National Agency	14,953	16,200
Total revenue	$34,708	$37,709

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance, including amounts which are refundable. The increase in the deferred revenue balance for the three-month period ended March 31, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2018.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2018	Increase	Decrease *	March 31, 2019
Deferred revenue	$2,759	2,338	(2,759)	$2,338
*	The amount disclosed in the decrease column reflects revenue that has been recorded in the three-month period ended March 31, 2019.

4. LEASES

The Company’s leases are considered operating leases and primarily consist of real estate such as office space, broadcasting towers, land and land easements.  An ROU asset and lease liability is recognized as of lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the implicit rate for operating leases is not readily determinable, the future minimum lease payments were discounted using an incremental borrowing rate.  Due to the Company having a centralized treasury function, the Company applied a portfolio approach to discount its domestic lease obligations using its secured publicly traded U.S. dollar denominated debt instruments interpolating the duration of the debt to the remaining lease term.  The incremental borrowing rate for international leases is the interest rate that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company’s operating leases are reflected within the consolidated balance sheet as right-of-use assets with the related liability presented as lease liability, current and lease liability, net of current portion. Lease expense is recognized on a straight-line basis over the lease term.

Generally, lease terms include options to renew or extend the lease.  Unless the renewal option is considered reasonably certain, the exercise of any such options have been excluded from the calculation of lease liabilities.  In addition, as permitted within the guidance, ROU assets and lease liabilities are not recorded for leases within an initial term of one year or less.  The Company’s existing leases have remaining terms of less than one year up to 32 years.  Certain of the Company’s lease agreements include rental payments based on changes in the CPI. Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and recognized in the period in which the related obligation was incurred. Lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Certain real estate leases include additional costs such as common area maintenance (non-lease component), as well as property insurance and property taxes. These costs were excluded from future minimum lease payments as they are variable payments. As such, these costs were not part of the calculation of ROU assets and lease liabilities associated with operating leases upon transition.

The following table summarizes the expected future payments related to lease liabilities as of March 31, 2019:

(in thousands)	2019
Remainder of 2019	$8,017
2020	10,785
2021	8,526
2022	7,176
2023	5,583
2024 and thereafter	31,763
Total minimum payments	$71,850
Less amounts representing interest	(21,150)
Present value of minimum lease payments	$50,700

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of March 31, 2019 were 11.1 years and 6.2%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures for the three-months ended March 31, 2019:

(in thousands)	Three Months- Ended March 31, 2019
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$2,800
Non-cash additions to operating lease assets	$315

The tables below summarize our future minimum rental commitments for operating leases as of December 31, 2018:

(in thousands)	Amount
2019	$10,432
2020	10,677
2021	8,507
2022	7,560
2023	6,137
Thereafter	38,515
$81,828

The following table summarizes the components of lease expense for the three months ended March 31, 2019:

(in thousands)	Amount
Operating lease cost	$2,397
Variable lease cost	421
Short-term lease cost	107
Total lease cost	$2,925

Lease cost of $0.2 million, $1.3 million and $1.4 million were recorded to corporate expenses, direct operating expenses and selling, general and administrative expenses, respectively.

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of March 31, 2019, based upon the type of advertising medium, which segments are television, radio, and digital. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses and foreign currency (gain) loss. The Company generated 15% and 19% of its revenue outside the United States during the three-month periods ended March 31, 2019 and March 31, 2018, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period
	Ended March 31,		%
	2019	2018	Change
Net revenue
Television	$38,253	$34,491	11%
Radio	11,955	14,103	(15)%
Digital	14,472	18,244	(21)%
Consolidated	64,680	66,838	(3)%

Cost of revenue - digital media	7,642	10,625	(28)%

Direct operating expenses
Television	14,927	15,550	(4)%
Radio	9,508	10,674	(11)%
Digital	4,495	4,809	(7)%
Consolidated	28,930	31,033	(7)%

Selling, general and administrative expenses
Television	5,814	5,972	(3)%
Radio	4,775	4,606	4%
Digital	3,225	2,716	19%
Consolidated	13,814	13,294	4%

Depreciation and amortization
Television	2,260	2,204	3%
Radio	332	619	(46)%
Digital	1,324	1,116	19%
Consolidated	3,916	3,939	(1)%

Segment operating profit (loss)
Television	15,252	10,765	42%
Radio	(2,660)	(1,796)	48%
Digital	(2,214)	(1,022)	117%
Consolidated	10,378	7,947	31%

Corporate expenses	6,894	5,975	15%
Change in fair value contingent consideration	359	2,100	(83)%
Foreign currency (gain) loss	132	213	(38)%
Other operating (gain) loss	(1,996)	(22)	*
Operating income (loss)	4,989	(319)	*

Interest expense	$(3,490)	$(3,398)	3%
Interest income	919	913	1%
Dividend income	255	128	99%
Income (loss) before income taxes	2,673	(2,676)	*

Capital expenditures
Television	$6,341	$2,080
Radio	382	81
Digital	119	66
Consolidated	$6,842	$2,227

	March 31,	December 31,
Total assets	2019	2018
Television	507,024	487,929
Radio	137,488	121,020
Digital	75,676	81,460
Consolidated	$720,188	$690,409

*	Percentage not meaningful.

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

7. SUBSEQUENT EVENTS

As previously reported in a Current Report on Form 8-K filed with the SEC on May 6, 2019, on April 30, 2019, the Company entered into an amendment to the 2017 Credit Agreement, which became effective on May 1, 2019. Pursuant to this amendment, the lenders waived any events of default that may have arisen under the 2017 Credit Agreement in connection with the Company’s failure to timely deliver audited financial statements for fiscal year 2018, and amended the 2017 Credit Agreement, giving the Company until May 31, 2019 to deliver the 2018 audited financial statements.

On May 7, 2019, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which Annual Report contained the 2018 audited financial statements. By filing its Annual Report on Form 10-K prior to May 31, 2019, the Company believes that it has complied with the affirmative covenants in the amendment to the 2017 Credit Agreement regarding delivery of the 2018 audited financial statements.

Pursuant to this amendment, the Company agreed to pay to the lenders consenting to this amendment a fee equal to 0.10% of the aggregate principal amount of the outstanding loans held by such lenders under the 2017 Credit Agreement as of May 1, 2019. This fee totaled approximately $0.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global media company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Our operations encompass integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television broadcasting, radio broadcasting and digital media. Our net revenue for the three-month period ended March 31, 2019 was $64.7 million. Of that amount, revenue attributed to our television segment accounted for approximately 59%, revenue attributed to our digital segment accounted for approximately 23% and revenue attributed to our radio segment accounted for approximately 18%.

As of the date of filing this report, own and/or operate 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also operate Entravision Solutions as our national sales representation division, through which we sell advertisements and syndicate radio programming to more than 100 markets stations across the United States. We also provide digital advertising solutions that allow advertisers to reach primarily online Hispanic audiences worldwide. We operate a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites; the digital media sites of our publisher partners; and on other digital media sites we access through third-party platforms and exchanges.

We generate revenue primarily from sales of national and local advertising time on television stations, radio stations and digital media platforms, and from retransmission consent agreements that are entered into with MVPDs. Advertising rates are, in large part, based on each medium’s ability to attract audiences in demographic groups targeted by advertisers. We recognize advertising revenue when commercials are broadcast and when display or other digital advertisements record impressions on the websites of our third party publishers or as the advertiser’s previously agreed-upon performance criteria are satisfied. We do not obtain long-term commitments from our advertisers and, consequently, they may cancel, reduce or postpone orders without penalties. We pay commissions to agencies for local, regional and national advertising. For contracts directly with agencies, we record net revenue from these agencies. Seasonal revenue fluctuations are common in our industry and are due primarily to variations in advertising expenditures by both local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year. In addition, advertising revenue is generally higher during presidential election years (2020, 2024, etc.), resulting from significant political advertising and, to a lesser degree, Congressional mid-term election years (2022, 2026, etc.), resulting from increased political advertising, compared to other years.

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

Highlights

During the first quarter of 2019, our consolidated revenue decreased to $64.7 million from $66.8 million in the prior year period, primarily due to a decrease in advertising revenue in our digital and radio segments. The overall decrease in revenue was partially offset by an increase in revenue from spectrum usage rights in our television segment. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment increased to $38.3 million in the first quarter of 2019 from $34.5 million in the first quarter of 2018. This increase of approximately $3.8 million, or 11%, in net revenue was primarily due to an increase in revenue from spectrum usage rights and an increase in national advertising revenue, partially offset by a decrease in local advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences. Additionally, there is a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The increase in revenue was also partially offset by a decrease in political advertising revenue, which was not material in the first quarter of 2019. We generated a total of $8.8 million of retransmission consent revenue in the first quarter of 2019. We anticipate that retransmission consent revenue for the full year 2019 will be greater than it was for the full year 2018 and will continue to be a significant source of net revenues in future periods.

Net revenue in our radio segment decreased to $12.0 million in the first quarter of 2019 from $14.1 million in the first quarter of 2018. This decrease of approximately $2.1 million, or 15%, in net revenue was primarily due to decreases in local and national advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences. Additionally, there is a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will continue.

Net revenue in our digital segment decreased to $14.5 million in the first quarter of 2019 from $18.2 million in the first quarter of 2018. This decrease of approximately $3.7 million, or 21%, in net revenue was primarily due to declines in both international and domestic revenue. We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to automated self-service platforms, referred to in our industry as programmatic revenue, and this trend is now growing in markets outside the U.S. As a result advertisers are demanding more efficiency and lower cost from intermediaries like us which is putting pressure on margins.  In response to this, we have started to offer programmatic solutions to advertisers and strategically shifted the focus of our other digital offerings to focus on generating revenue with lower associated cost of revenue.  This has contributed to a decline in the volume of revenue but led to improvement in the gross margin percentage.  The digital advertising industry is dynamic and undergoing rapid changes in technology and competition and we expect this trend to continue. We must remain adaptable to meet these dynamic and rapid changes and may need to adjust our business strategies accordingly.

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

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During each of the three-month periods ended March 31, 2019 and 2018, the amount we paid Univision in this capacity was $2.0 million.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the three-month periods ended March 31, 2019 and 2018, retransmission consent revenue accounted for approximately $8.8 million and $8.9 million, respectively, of which $6.7 million and $7.5 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on May 7, 2019.

Recent Accounting Pronouncements

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

Three-Month Periods Ended March 31, 2019 and 2018

The following table sets forth selected data from our operating results for the three-month periods ended March 31, 2019 and 2018 (in thousands):

	Three-Month Period
	Ended March 31,		%
	2019	2018	Change
Statements of Operations Data:
Net Revenue	$64,680	$66,838	(3)%

Cost of revenue - digital media	7,642	10,625	(28)%
Direct operating expenses	28,930	31,033	(7)%
Selling, general and administrative expenses	13,814	13,294	4%
Corporate expenses	6,894	5,975	15%
Depreciation and amortization	3,916	3,939	(1)%
Change in fair value contingent consideration	359	2,100	(83)%
Foreign currency (gain) loss	132	213	(38)%
Other operating (gain) loss	(1,996)	(22)	*
	59,691	67,157	(11)%
Operating income (loss)	4,989	(319)	*
Interest expense	(3,490)	(3,398)	3%
Interest income	919	913	1%
Dividend income	255	128	99%
Income before income (loss) taxes	2,673	(2,676)	*
Income tax benefit (expense)	(1,093)	930	*
Income (loss) before equity in net income (loss) of
nonconsolidated affiliate	1,580	(1,746)	*
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(156)	(62)	152%
Net income (loss)	$1,424	$(1,808)	*

Other Data:
Capital expenditures	6,842	2,227
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)	8,057	6,937
Net cash provided by operating activities	14,307	3,627
Net cash used in investing activities	4,449	(165,586)
Net cash used in financing activities	(13,478)	(9,897)

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of March 31): 2019, 3.1 to 1; 2018, 4.9 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Three-Month Period
	Ended March 31,
	2019	2018
Consolidated adjusted EBITDA	$8,057	$6,937

Interest expense	(3,490)	(3,398)
Interest income	919	913
Dividend income	255	128
Income tax expense	(1,093)	930
Equity in net loss of nonconsolidated affiliates	(156)	(62)
Amortization of syndication contracts	(124)	(176)
Payments on syndication contracts	135	186
Non-cash stock-based compensation included in direct operating expenses	(134)	(216)
Non-cash stock-based compensation included in corporate expenses	(666)	(1,033)
Depreciation and amortization	(3,916)	(3,939)
Change in fair value contingent consideration	(359)	(2,100)
Other operating (gain) loss	1,996	22
Net income (loss)	1,424	(1,808)

Depreciation and amortization	3,916	3,939
Deferred income taxes	470	(1,014)
Non-cash interest	251	124
Amortization of syndication contracts	124	176
Payments on syndication contracts	(135)	(186)
Equity in net (income) loss of nonconsolidated affiliate	156	62
Non-cash stock-based compensation	800	1,249
(Gain) loss on disposal of property and equipment	86	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	13,657	11,043
(Increase) decrease in prepaid expenses and other assets	869	(3,981)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,311)	(5,977)
Cash flows from operating activities	$14,307	$3,627

Consolidated Operations

Net Revenue. Net revenue decreased to $64.7 million for the three-month period ended March 31, 2019 from $66.8 million for the three-month period ended March 31, 2018, a decrease of $2.1 million. Of the overall decrease, approximately $3.8 million was attributable to our digital segment and was primarily due to declines in both international and domestic revenue.  The decline in revenue is driven by a trend whereby revenue is shifting more to automated self-service platforms, referred to in our industry as programmatic revenue. Additionally, $2.1 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in local and national advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences and a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media. The overall decrease in revenue was partially offset by an increase in our television segment of approximately $3.8 million primarily due to an increase in revenue from spectrum usage rights and an increase in national advertising revenue, partially offset by a decrease in local advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences and a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The increase in revenue in our television segment was also partially offset by a decrease in political advertising revenue, which is not material in 2019.

We currently anticipate that for the full year 2019, net revenue will increase from retransmission consent revenue and spectrum usage rights compared to 2018. We anticipate political revenue will decrease in 2019 compared to 2018.

Cost of revenue-Digital. Cost of revenue in our digital segment decreased to $7.6 million for the three-month period ended March 31, 2019 from $10.6 million for the three-month period ended March 31, 2018, a decrease of $3.0 million, primarily due to the decrease in revenue in our digital segment and a strategic shift in our digital business designed to focus on generating revenue with lower associated costs to produce higher margins.

Direct Operating Expenses. Direct operating expenses decreased to $29.0 million for the three-month period ended March 31, 2019 from $31.0 million for the three-month period ended March 31, 2018, a decrease of $2.0 million. Of the overall decrease, approximately $1.1 million was attributable to our radio segment primarily due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense. Additionally, approximately $0.6 million of the overall decrease was attributable to our television segment and was primarily due to expenses associated with the decrease in advertising revenue. In addition, approximately $0.3 million of the overall decrease was attributable to our digital segment primarily due to a decrease in expenses associated with the decrease in revenue. As a percentage of net revenue, direct operating expenses decreased to 45% for the three-month period ended March 31, 2019 from 46% for the three-month period ended March 31, 2018.

We currently anticipate that for the full year 2019, direct operating expenses will decrease as a result of a previously announced reduction in personnel and other discretionary expense cuts, both of which were implemented beginning in the second quarter of 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13.8 million for the three-month period ended March 31, 2019 from $13.3 million for the three-month period ended March 31, 2018, an increase of $0.5 million. The increase was primarily due to an increase in bad debt expense in our digital segment. As a percentage of net revenue, selling, general and administrative expenses remained constant at 21% for the three-month periods ended March 31, 2019 and 2018.

We currently anticipate that for the full year 2019, selling, general and administrative expenses will decrease as a result of a previously announced reduction in personnel and other discretionary expense cuts, both of which were implemented beginning in the second quarter of 2018.

Corporate Expenses. Corporate expenses increased to $6.9 million for the three-month period ended March 31, 2019 from $6.0 million for the three-month period ended March 31, 2018, an increase of $0.9 million. The increase was primarily due to an increase in audit fees. As a percentage of net revenue, corporate expenses increased to 11% for the three-month period ended March 31, 2019 from 9% for the three-month period ended March 31, 2018.

We currently anticipate that for the full year 2019, corporate expenses will increase, primarily as a result of increased audit fees.

Depreciation and Amortization. Depreciation and amortization remained constant at $3.9 million for the three-month periods ended March 31, 2019 and 2018.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to our acquisition of 100% of several entities collectively doing business as Headway (“Headway”), we recognized an expense of $0.4 million for the three-month period ended March 31, 2019 compared to $2.1 million for the three-month period ended March 31, 2018. We have not completed the process, described in the agreements related to the acquisition of Headway, of finalizing the calculation of the contingent consideration, if any, related to the acquisition of Headway with respect to calendar year 2018. As a result, as of the date of this filing we are unable to determine the final amount of such contingent consideration, if any, to be paid with respect to calendar year 2018. The determination of the final amount of such contingent consideration, if any, to be paid with respect to calendar year 2018 may result in adjustment in future periods to the fair value of our liability for contingent consideration.

Foreign currency (gain) loss. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, our operating expenses are generally denominated in the currencies of the countries in which our operations are located, and we have operations in countries other than the U.S., primarily those operations related to our Headway business. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our Headway business. We had foreign currency loss of $0.1 million for the three-month period ended March 31, 2019 compared to a foreign currency loss of $0.2 million for the three-month period ended March 31, 2018. Foreign currency loss was primarily due to currency fluctuations that affected our digital segment operations located outside the U.S., primarily related to our Headway business.

Other operating gain. Other operating gain was $2.0 million for the three-month period ended March 31, 2019 due to gain in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum. Other operating gain was not significant for the three-month period ended March 31, 2018.

Operating Income. As a result of the above factors, operating income was $5.0 million for the three-month period ended March 31, 2019, compared to operating loss of $0.3 million for the three-month period ended March 31, 2018.

Interest Expense, net. Interest expense, net increased to $2.6 million for the three-month period ended March 31, 2019 from $2.5 million for the three-month period ended March 31, 2018, an increase of $0.1 million. This increase was primarily due to lower interest income earned on the lower balance of available-for-sale securities.

Income Tax Expense.  Income tax expense for the three-month period ended March 31, 2019 was $1.1 million, or 41% of our pre-tax loss. Income tax benefit for the three-month period ended March 31, 2018 was $0.9 million, or 35% of our pre-tax income.  The effective tax rate for the quarter ended March 31, 2019 was higher than our statutory rate due to foreign and state taxes, and nondeductible expenses. The company computes its interim tax expense by projecting its effective tax rate for the year and applying the projected annual effective tax rate to the year to date pre-tax income from continuing operations for the reporting quarter. Additional “discrete" items (such as excess tax benefits from share based compensation) may adjust the year to date tax expense in the quarter in which such items occur.

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

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $38.3 million for the three-month period ended March 31, 2019 from $34.5 million for the three-month period ended March 31, 2018, an increase of approximately $3.8 million, or 11%. The increase was primarily due to an increase in revenue from spectrum usage rights and an increase in national advertising revenue, partially offset by a decrease in local advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences. Additionally, there is a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The increase in revenue was also partially offset by a decrease in political advertising revenue, which was not material in 2019. We generated a total of $8.8 million and $8.9 million in retransmission consent revenue for the three-month periods ended March 31, 2019 and 2018, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment decreased to $14.9 million for the three-month period ended March 31, 2019 from $15.6 million for the three-month period ended March 31, 2018, a decrease of approximately $0.7 million. The decrease was primarily due to expenses associated with the decrease in advertising revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment decreased to $5.8 million for the three-month period ended March 31, 2019 from $6.0 million for the three-month period ended March 31, 2018, a decrease of approximately $0.2 million. The decrease was primarily due to a decrease in salary expense.

Radio

Net Revenue.  Net revenue in our radio segment decreased to $12.0 million in the first quarter of 2019 from $14.1 million in the first quarter of 2018. This decrease of approximately $2.1 million, or 15%, in net revenue was primarily due to decreases in local and national advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences. Additionally, there is a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will continue.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $9.5 million for the three-month period ended March 31, 2019 from $10.7 million for the three-month period ended March 31, 2018, a decrease of $1.2 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment increased to $4.7 million for the three-month period ended March 31, 2019 from $4.6 million for the three-month period ended March 31, 2018, an increase of $0.1 million. The increase was primarily due to an increase in promotional expense.

Digital

Net Revenue.  Net revenue in our digital segment decreased to $14.5 million in the first quarter of 2019 from $18.2 million in the first quarter of 2018. This decrease of approximately $3.7 million, or 21%, in net revenue was a result of declines in both international and domestic revenue.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to automated self-service platforms, referred to in our industry as programmatic revenue, and this trend is now growing in markets outside the U.S. As a result advertisers are demanding more efficiency and lower cost from intermediaries like us which is putting pressure on margins.  In response to this, we have started to offer programmatic solutions to advertisers and strategically shifted the focus of our other digital offerings to focus on generating revenue with lower associated cost of revenue.  This has contributed to a decline in the volume of revenue but led to improvement in the gross margin percentage.  The digital advertising industry is dynamic and undergoing rapid changes in technology and competition and we expect this trend to continue. We must remain adaptable to meet these dynamic and rapid changes and may need to adjust our business strategies accordingly.

Cost of revenue.  Cost of revenue in our digital segment decreased to $7.6 million for the three-month period ended March 31, 2019 from $10.6 million for the three-month period ended March 31, 2018, a decrease of $3.0 million, primarily due to the decrease in revenue. As a percentage of digital net revenue, cost of revenue decreased to 53% for the three-month period ended March 31, 2019 from 58% for the three-month period ended March 31, 2018. This decrease as a percentage of net revenue is a result of a strategic shift in our digital business designed to focus on generating revenue with lower associated costs to produce higher margins.

Direct operating expenses. Direct operating expenses in our digital segment decreased to $4.5 million for the three-month period ended March 31, 2019 from $4.8 million for the three month period ended March 31, 2018, a decrease of $0.3 million.  The decrease was primarily due to expenses associated with the decrease in revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $3.2 million for the three-month period ended March 31, 2019 from $2.7 million for the three-month period ended March 31, 2018, an increase of $0.5 million. The increase was primarily due to an increase in bad debt expenses.

Liquidity and Capital Resources

We had net income of $12.2 million, $175.7 million, and $20.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. We had positive cash flow from operations of $33.8 million, $301.5 million and $57.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. We generated cash flows from operations of $14.3 million for the three-month period ended March 31, 2019. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2017 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months. At March 31, 2019, we held cash and cash equivalents of $6.8 million in accounts outside the United States. Our liquidity is not materially impacted by the amount held in accounts outside the United States as our operating cash flows are driven primarily by U.S. sources.

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

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of March 31, 2019, the interest rate on our Term Loan B was 5.09%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

As previously reported in a Current Report on Form 8-K filed with the SEC on May 6, 2019, on April 30, 2019, we entered into an amendment to the 2017 Credit Agreement, which became effective on May 1, 2019. Pursuant to this amendment, the lenders waived any events of default that may have arisen under the 2017 Credit Agreement in connection with our failure to timely deliver audited financial statements for fiscal year 2018, and amended the 2017 Credit Agreement, giving us until May 31, 2019 to deliver the 2018 audited financial statements.

On May 7, 2019, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which Annual Report contained the 2018 audited financial statements. By filing our Annual Report on Form 10-K prior to May 31, 2019, we believe that we have complied with the affirmative covenants in the amendment to the 2017 Credit Agreement regarding delivery of the 2018 audited financial statements.

Pursuant to this amendment, we agreed to pay to the lenders consenting to this amendment a fee equal to 0.10% of the aggregate principal amount of the outstanding loans held by such lenders under the 2017 Credit Agreement as of May 1, 2019. This fee totaled approximately $0.2 million.

The carrying amount of the Term Loan B Facility as of March 31, 2019 was $242.9 million, net of $2.6 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of March 31, 2019 was $235.7 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

In the three-month period ended March 31, 2019, we repurchased 2.1 million shares of our Class A common stock for an aggregate purchase price of $7.7 million, or an average price per share of $3.65. As of March 31, 2019, we have repurchased a total of approximately 6.6 million shares of our Class A common stock for aggregate purchase price of approximately $26.8 million, or an average price per share of $4.05, since the beginning of the share repurchase program. All such repurchased shares were retired as of March 31, 2019.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) increased to $8.1 million for the three-month period ended March 31, 2019 compared to $6.9 million for the three-month period ended March 31, 2018. As a percentage of net revenue, consolidated adjusted EBITDA increased to 12% for the three-month period ended March 31, 2019 compared to 10% for the three-month period ended March 31, 2018.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of March 31): 2019, 3.1 to 1; 2018, 4.9 to 1.

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

Cash Flow

Net cash flow provided by operating activities was $14.3 million for the three-month period ended March 31, 2019, compared to net cash flow provided by operating activities of $3.6 million for the three-month period ended March 31, 2018. We had net income of $1.4 million for the three-month period ended March 31, 2019, which included non-cash items such as depreciation and amortization expense of $3.9 million and non-cash stock-based compensation of $0.8 million. We had a net loss of $1.8 million for the three-month period ended March 31, 2018, which included non-cash items such as depreciation and amortization expense of $3.9 million and non-cash stock-based compensation of $1.2 million. We expect to have positive cash flow from operating activities for the full year 2019.

Net cash flow provided by investing activities was $4.4 million for the three-month period ended March 31, 2019, compared to net cash flow used in investing activities of $165.6 million for the three-month period ended March 31, 2018. During the three-month period ended March 31, 2019, we had proceeds of $10.7 million from the maturity of marketable securities offset by $6.1 million spent on net capital expenditures. During the three-month period ended March 31, 2018, we spent $159.4 million on the purchase of marketable securities, $3.0 million on net capital expenditures and $3.2 million on the purchase of intangible assets. We anticipate that our capital expenditures will be approximately $20.3 million during the full year 2019. Of this amount, we expect that approximately $5.8 million will be expended in connection with the required relocation of certain of our television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum, which amount we expect to be reimbursed to us by the FCC. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $13.5 million for the three-month period ended March 31, 2019, compared to net cash flow used in financing activities of $9.9 million for the three-month period ended March 31, 2018. During the three-month period ended March 31, 2019, we made a dividend payment of $4.3 million, a principal debt payment of $0.8 million and spent $7.7 million for the repurchase of Class A common stock. During the three-month period ended March 31, 2018, we made a dividend payment of $4.5 million and a principal debt payment of $0.8 million, and made payments of $2.2 million for taxes related to shares withheld for share-based compensation plans and $2.4 million for the repurchase of Class A common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of March 31, 2019, we had $245.5 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If LIBOR were to increase by a hypothetical 100 basis points, or one percentage point, from its March 31, 2019 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.5 million based on the outstanding balance of our term loan as of March 31, 2019.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the U.S., primarily related to our Headway business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at March 31, 2019 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Spain, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

Based on recent inflation trends, the economy in Argentina has been classified as highly inflationary. As a result, the Company applied the guidance in ASC 830 by remeasuring non-monetary assets and liabilities at historical exchange rates and monetary-assets and liabilities using current exchange rates (see Note 2 to Notes to Consolidated Financial Statements).

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the amount of operating expense of our international operations, primarily those related to our Headway business. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations historically have not had a material impact on our operating results and cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2018, as described below.

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

•

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

•

A material weakness in our internal controls existed as of December 31, 2018 relating to internal controls over our Headway business. Headway operates in multiple countries, uses multiple currencies and, prior to the acquisition, was a private company, not subject to U.S. accounting regulations applicable to public companies, with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures.  Following our acquisition of Headway, management implemented controls over Headway relating to a number of areas, including revenue, accounts receivable, accounts payable, operating expenses, intercompany accounts and income taxes; however, management has determined that these controls were not designed and/or implemented with an adequate precision level such that they would prevent or detect the reporting of inaccurate information, which in turn could lead to a material misstatement.  Although this control weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, it could lead to a material misstatement of account balances or disclosures.  Accordingly, management has concluded that this control weakness constitutes a material weakness.

•

A material weakness in our internal controls existed as of December 31, 2018 over revenue in our broadcast and digital businesses.  The design of certain revenue controls, primarily related to the approval of the entry of customer contracts into our operating system of record; the allocation of prices to advertising inventory under advertising contracts containing multiple stations and dayparts; and our reliance upon certain information received from third parties including, in particular, information relating to digital impressions delivered by third party digital platforms, would not prevent or detect the reporting of inaccurate information, which in turn could lead to a material misstatement. Although this control weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, it could lead to a material misstatement of account balances or disclosures.  Accordingly, management has concluded that this control weakness constitutes a material weakness.

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

With respect to the other material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2018, management has discussed them with the Audit Committee and is in the process of identifying the steps necessary to design a remediation plan and remediate the material weaknesses.

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

Changes in Internal Control

In addition to any changes noted above to remediate the previously-identified material weakness, during the three-month period ended March 31, 2019, we implemented changes in our internal control over financial reporting in connection with the adoption of ASC Topic 842, "Leases.” These changes included: (i) monitoring the adoption process and developing new disclosures required under the standard; (ii) performing an analysis of our leases; and (iii) implementing an updated information technology application for the calculation of ROU assets and lease liabilities.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability that may arise out of or with respect to these matters will not materially adversely affect our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

No material change.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On July 13, 2017, our Board of Directors approved a share repurchase program of up to $15.0 million of our outstanding common stock. On April 11, 2018, our Board of Directors approved the repurchase of up to an additional $15.0 million of our Class A common stock, for a total repurchase authorization of up to $30.0 million. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

In the three-month period ended March 31, 2019, we repurchased 2.1 million shares of our Class A common stock for an aggregate purchase price of $7.7 million, or an average price per share of $3.65. As of March 31, 2019, we have repurchased a total of approximately 6.6 million shares of our Class A common stock for an aggregate purchase price of approximately $26.8 million, or an average price per share of $4.05, since the beginning of the share repurchase program. All such repurchased shares were retired as of March 31, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

We are providing the following information pursuant to Item 5.02 of Form 8-K in lieu of filing a separate Current Report on Form 8-K, since the due date for such filing falls within four business days prior to the filing of this report.

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

We previously reported certain information regarding executive compensation and pay ratio in our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the SEC on May 7, 2019.

As a result of our expanding business operations and geographical scope, including those related to the acquisition of our Headway business, we experienced unexpected delays in our completion of the audit of our financial statements for the year ended December 31, 2018. That, in turn, delayed the review of fiscal year results and making 2018 bonus decisions by the Compensation Committee of our Board of Directors, or the Compensation Committee. On May 14, 2019, the Compensation Committee approved discretionary bonuses for calendar year 2018 in the amount of $250,000 to Walter F. Ulloa, our Chief Executive Officer, $225,000 to Jeffery A. Liberman, our President and Chief Operating Officer, and $176,000 to each of Christopher T. Young, our Chief Financial Officer, and Mario M. Carrera, our Chief Revenue Officer until January 2, 2019.

As a result of the bonus granted to Mr. Ulloa, the annual total compensation for fiscal year 2018 for our chief executive officer rose from $2,625,308 to $2,645,308, and the pay ratio rose from 63.2 to 1 to 69.8 to 1. Given the different methodologies that various public companies are using to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

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

Date: May 15, 2019