Form 10-Q
period 2019-06-30
ENTRAVISION COMMUNICATIONS CORP
filed 2019-08-08
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

Yes  ☐    No  ☒

As of August 5, 2019, there were 60,688,900 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2019

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

•	our continued compliance with all of our obligations under the 2017 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	rapid changes in digital advertising;
•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
•	the impact of changing preferences, if any, among U.S. Hispanic audiences for Spanish-language programming, especially among younger age groups;
•	the impact of changing preferences, if any, among audiences favoring newer forms of media over traditional media, such as television and radio;
•	the ability to keep up with rapid changes, and compete effectively, in new forms of media, including digital media;
•	the possible impact on our business as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc., or Univision;
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2017 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;
•	our ability to implement effective internal controls to address material weaknesses identified in this report;
•	industry-wide market factors and regulatory and other developments affecting our operations;
•	the ability to manage our growth effectively, including having adequate personnel and other resources for both operational and administrative functions;
•	economic uncertainty;
•	the impact of any potential future impairment of our assets;
•	risks related to changes in accounting interpretations;
•	consequences of, and uncertainties regarding, foreign currency exchange including fluctuations thereto from time to time;
•	legal, political and other risks associated with our operations located outside the United States;

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$52,631	46,733
Marketable securities	113,349	132,424
Restricted cash	732	732
Trade receivables, (including related parties of $5,145 and $4,530) net of allowance for doubtful accounts of $3,032 and $3,395	69,841	79,308
Assets held for sale	1,179	1,179
Prepaid expenses and other current assets (including related parties of $274 and $274)	12,558	10,672
Total current assets	250,290	271,048
Property and equipment, net of accumulated depreciation of $187,226 and $187,375	74,502	64,939
Intangible assets subject to amortization, net of accumulated amortization of $95,646 and $93,793 (including related parties of $7,712 and $8,327)	19,442	22,598
Intangible assets not subject to amortization	254,598	254,598
Goodwill	51,857	74,292
Operating leases right of use asset	46,206	-
Other assets	2,684	2,934
Total assets	$699,579	$690,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and accrued expenses (including related parties of $2,415 and $1,948)	46,198	51,034
Operating lease liabilities	11,420	-
Total current liabilities	60,618	54,034
Long-term debt, less current maturities, net of unamortized debt issuance costs of $2,718 and $2,709	239,032	240,541
Long-term operating lease liabilities	41,091	-
Other long-term liabilities	7,516	16,418
Deferred income taxes	48,401	46,684
Total liabilities	396,658	357,677

Commitments and contingencies (note 6)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2019 60,718,613; 2018 63,210,531	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2019 and 2018 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2019 and 2018 9,352,729	1	1
Additional paid-in capital	846,345	862,299
Accumulated deficit	(543,019)	(528,164)
Accumulated other comprehensive income (loss)	(414)	(1,412)
Total stockholders' equity	302,921	332,732
Total liabilities and stockholders' equity	$699,579	$690,409

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net Revenue	$69,241	$74,329	$133,921	$141,167

Expenses:
Cost of revenue - digital media	8,859	11,384	16,501	22,009
Direct operating expenses (including related parties of $2,007, $2,208, $3,969 and $4,256) (including non-cash stock-based compensation of $116, $76, $250 and $293)	29,655	31,117	58,585	62,150
Selling, general and administrative expenses	13,545	12,673	27,359	25,967
Corporate expenses (including non-cash stock-based compensation of $719, $1,100, $1,385 and $2,133)	6,501	6,266	13,395	12,241
Depreciation and amortization (includes direct operating of $2,968, $2,560, $5,462 and $5,097; selling, general and administrative of $1,176, $1,301, $2,445 and $2,614; and corporate of $162, $153, $315 and $242) (including related parties of $307, $307, $615 and $614)	4,306	4,019	8,222	7,958
Change in fair value contingent consideration	(2,735)	(913)	(2,376)	1,187
Impairment charge	22,368	-	22,368	-
Foreign currency (gain) loss	(82)	(17)	50	196
Other operating (gain) loss	(1,597)	(273)	(3,593)	(295)
Operating income (loss)	(11,579)	10,073	(6,590)	9,754
Interest expense	(3,554)	(4,001)	(7,044)	(7,399)
Interest income	857	1,039	1,776	1,952
Dividend income	251	417	506	545
Income (loss) before income taxes	(14,025)	7,528	(11,352)	4,852
Income tax benefit (expense)	(2,252)	(2,652)	(3,345)	(1,721)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(16,277)	4,876	(14,697)	3,131
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(2)	(36)	(158)	(98)
Net income (loss)	$(16,279)	$4,840	$(14,855)	$3,033

Basic and diluted earnings per share:
Net income (loss) per share, basic and diluted	$(0.19)	$0.05	$(0.17)	$0.03

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.05

Weighted average common shares outstanding, basic	85,359,998	88,959,935	85,728,820	89,635,759
Weighted average common shares outstanding, diluted	85,359,998	90,021,949	85,728,820	90,805,086

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(16,279)	$4,840	$(14,855)	$3,033
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(318)	(550)	(288)	(260)
Change in fair value of available for sale securities	523	(3)	1,286	(1,242)
Total other comprehensive income (loss)	205	(553)	998	(1,502)
Comprehensive income (loss)	$(16,074)	$4,287	$(13,857)	$1,531

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2018	63,210,531	14,927,613	9,352,729	-	6	2	1	862,299	(528,164)	(1,412)	332,732
Tax payments related to shares withheld for share-based compensation plans	25,059	-	-	-	-	-	-	(42)	-	-	(42)
Stock-based compensation expense	-	-	-	-	-	-	-	800	-	-	800
Repurchase of Class A common stock	(2,098,443)	-	-	2,098,443	-	-	-	(7,706)	-	-	(7,706)
Retirement of treasury stock	-	-	-	(2,098,443)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,271)	-	-	(4,271)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	763	763
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	30	30
Net income (loss) for the three-month period-ended March 31, 2019	-	-	-	-	-	-	-	-	1,424	-	1,424
Balance, March 31, 2019	61,137,147	14,927,613	9,352,729	-	6	2	1	851,080	(526,740)	(619)	323,730
Issuance of common stock upon exercise of stock options or awards of restricted stock units	20,000	-	-	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	836	-	-	836
Repurchase of Class A common stock	(438,534)	-	-	438,534	-	-	-	(1,302)	-	-	(1,302)
Retirement of treasury stock	-	-	-	(438,534)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,269)	-	-	(4,269)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	523	523
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(318)	(318)
Net income (loss) for the three-month period-ended June 30, 2019	-	-	-	-	-	-	-	-	(16,279)	-	(16,279)
Balance, June 30, 2019	60,718,613	14,927,613	9,352,729	-	6	2	1	846,345	(543,019)	(414)	302,921

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Class A					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
									0		0
Balance, December 31, 2017	66,069,325	14,927,613	9,352,729	-	7	2	1	888,650	(540,325)	(60)	348,275
Issuance of common stock upon exercise of stock options or awards of restricted stock units	17,356	-	-	-	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	-	-	-	(43)	-	-	(43)
Stock-based compensation expense	-	-	-	-	-	-	-	1,249	-	-	1,249
Repurchase of Class A common stock	(500,587)	-	-	500,587	-	-	-	(2,402)	-	-	(2,402)
Retirement of treasury stock	-	-	-	(500,587)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,518)	-	-	(4,518)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(1,239)	(1,239)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	290	290
Net income (loss) for the three-month period-ended March 31, 2018	-	-	-	-	-	-	-	-	(1,808)	-	(1,808)
Balance, March 31, 2018	65,586,094	14,927,613	9,352,729	-	7	2	1	882,936	(542,133)	(1,009)	339,804
Issuance of common stock upon exercise of stock options or awards of restricted stock units	56,147	-	-	-	-	-	-	106	-	-	106
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	-	-	-	(12)	-	-	(12)
Stock-based compensation expense	-	-	-	-	-	-	-	1,176	-	-	1,176
Repurchase of Class A common stock	(1,088,086)	-	-	1,088,086	(1)	-	-	(5,257)	-	-	(5,258)
Retirement of treasury stock	-	-	-	(1,088,086)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,441)	-	-	(4,441)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(3)	(3)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(550)	(550)
Net income (loss) for the three-month period-ended June 30, 2018	-	-	-	-	-	-	-	-	4,840	-	4,840
Balance, June 30, 2018	64,554,155	14,927,613	9,352,729	-	6	2	1	874,508	(537,293)	(1,562)	335,662

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six-Month Period
	Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(14,855)	$3,033
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,222	7,958
Impairment charge	22,368	-
Deferred income taxes	1,472	1,029
Non-cash interest	489	538
Amortization of syndication contracts	249	352
Payments on syndication contracts	(227)	(360)
Equity in net (income) loss of nonconsolidated affiliate	158	98
Non-cash stock-based compensation	1,635	2,425
(Gain) loss on disposal of property and equipment	161	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	9,619	9,170
(Increase) decrease in prepaid expenses and other assets	2,680	(6,547)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(12,301)	(780)
Net cash provided by operating activities	19,670	16,916
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	-	33
Purchases of property and equipment	(13,982)	(5,710)
Purchases of intangible assets	-	(3,153)
Purchase of a businesses, net of cash acquired	-	(3,563)
Purchases of marketable securities	(1,160)	(159,403)
Proceeds from marketable securities	21,681	25,000
Purchases of investments	(300)	(35)
Net cash provided by (used in) investing activities	6,239	(146,831)
Cash flows from financing activities:
Proceeds from stock option exercises	-	106
Tax payments related to shares withheld for share-based compensation plans	(751)	(2,239)
Payments on long-term debt	(1,500)	(1,500)
Dividends paid	(8,540)	(8,960)
Repurchase of Class A common stock	(9,008)	(7,660)
Payment of contingent consideration	-	(2,015)
Payments of capitalized debt costs	(225)	-
Net cash used in financing activities	(20,024)	(22,268)
Effect of exchange rates on cash, cash equivalents and restricted cash	13	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,898	(152,193)
Cash, cash equivalents and restricted cash:
Beginning	47,465	261,854
Ending	$53,363	$109,661

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$6,555	$6,861
Income taxes	$1,873	$692

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$1,530	$400
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$5,743	$11,280

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2019

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading global media company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, the Company’s digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Entravision’s operations encompass integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of June 30, 2019, based upon the type of advertising medium, which segments are television, radio and digital. As of June 30, 2019, the Company owns and/or operates 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. The television segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Entravision also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicated radio programming to more than 100 markets across the United States. The Company operates a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on its owned and operated digital media sites; the digital media sites of its publisher partners; and on other digital media sites it can access through third-party platforms and exchanges.

Restricted Cash

As of June 30, 2019 and December 31, 2018, the Company’s balance sheet includes $0.7 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

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

Under the network affiliation agreement, Univision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Company’s Univision- and UniMás-affiliate television stations, and it pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2019 and 2018, the amount the Company paid Univision in this capacity was $2.0 million and $2.2 million, respectively. During the six-month periods ended June 30, 2019 and 2018, the amount the Company paid Univision in this capacity was $4.0 million and $4.3 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which gives the Company the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the Company’s proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of June 30, 2019, the amount due to the Company from Univision was $5.1 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During each of the three-month periods ended June 30, 2019 and 2018, retransmission consent revenue accounted for approximately $9.1 million, of which $7.0 million and $7.5 million, respectively, relate to the Univision proxy agreement. During the six-month periods ended June 30, 2019 and 2018, retransmission consent revenue accounted for approximately $17.8 million and $18.0 million, respectively, of which $13.7 million and $15.1 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.8 million and $1.2 million for the three-month periods ended June 30, 2019 and 2018, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $1.6 million and $2.4 million for the six-month periods ended June 30, 2019 and 2018, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of June 30, 2019, there was de minimis stock-based compensation expense related to grants of stock options. All grants of stock options have been fully expensed.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Six-Month Period
	Ended June 30, 2019
	Number Granted	Weighted-Average Fair Value
Restricted stock units	178	$3.14

As of June 30, 2019, there was approximately $3.1 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.3 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Basic earnings per share:
Numerator:
Net income (loss)	$(16,279)	$4,840	$(14,855)	$3,033

Denominator:
Weighted average common shares outstanding	85,359,998	88,959,935	85,728,820	89,635,759

Per share:
Net income (loss) per share	$(0.19)	$0.05	$(0.17)	$0.03

Diluted earnings per share:
Numerator:
Net income (loss)	$(16,279)	$4,840	$(14,855)	$3,033

Denominator:
Weighted average common shares outstanding	85,359,998	88,959,935	85,728,820	89,635,759
Dilutive securities:
Stock options and restricted stock units	-	1,062,014	-	1,169,327
Diluted shares outstanding	85,359,998	90,021,949	85,728,820	90,805,086

Per share:
Net income (loss) per share	$(0.19)	$0.05	$(0.17)	$0.03

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three- and six-month periods ended June 30, 2019, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 952,026 and 1,001,636 equivalent shares of dilutive securities for the three- and six-month periods ended June 30, 2019, respectively.

For the three- and six-month periods ended June 30, 2018, a total of 242,735 and 139,468 shares of dilutive securities, respectively, were not included in the computation of diluted income per share because the exercise prices of the dilutive securities were greater than the average market price of the common shares.

Goodwill Impairment

The Company has identified each of its three operating segments to be separate reporting units: television, radio and digital.  The carrying values of the reporting units are determined by allocating all applicable assets (including goodwill) and liabilities based upon the unit in which the assets are employed and to which the liabilities relate, considering the methodologies utilized to determine the fair value of the reporting units.

Goodwill and indefinite life intangibles are not amortized but are tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. The annual testing date is October 1. As of the last annual testing date, October 1, 2018, and as noted in the Annual Report on Form 10-K for the year ended December 31, 2018, the Company determined there was no impairment to goodwill and indefinite life intangibles for any of its reporting units.

Due to lower than anticipated performance of the Company’s digital reporting unit in the second quarter of 2019, changes in key personnel, and updated internal forecasts of future performance of the digital reporting unit, the Company determined that triggering events had occurred during the second quarter of 2019 that required an interim impairment assessment for its digital reporting unit.

The Company conducted a review of the fair value of the digital reporting unit in the second quarter of 2019. The estimated fair value of the digital goodwill was determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to the Company’s digital reporting unit. The market approach requires the Company to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums.

The income approach estimates fair value based on the estimated future cash flows of the digital reporting unit, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk of the reporting unit. The income approach also requires the Company to make a series of assumptions, such as discount rates, revenue projections, profit margin projections and terminal value multiples. The Company estimated the discount rate on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the digital media industry. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company’s digital reporting unit. The Company also estimated the terminal value multiple based on comparable publicly-traded companies in the digital media industry. The Company estimated its revenue projections and profit margin projections based on internal forecasts about future performance.

Based on the assumptions and estimates described above, the Company concluded that the digital reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $22.4 million during the quarter ended June 30, 2019.

The carrying amount of goodwill for each of the Company’s operating segments for the six-months ended June 30, 2019 is as follows (in thousands):

	December 31, 2018	Currency	Impairment	June 30, 2019
Television	$40,549	-	-	$40,549
Radio	-	-	-	-
Digital	33,743	(67)	(22,368)	11,308
Consolidated	$74,292	$(67)	$(22,368)	$51,857

Treasury Stock

On July 13, 2017, the Board of Directors approved a share repurchase of up to $15.0 million of the Company’s outstanding Class A common stock.  On April 11, 2018, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $30.0 million. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the Unaudited Consolidated Balance Sheets. Shares repurchased pursuant to the Company’s share repurchase program are retired during the same calendar year.

The Company repurchased 0.4 million shares of Class A common stock at an average price of $2.95, for an aggregate purchase price of approximately $1.3 million, during the three-month period ended June 30, 2019. As of June 30, 2019, the Company has repurchased a total of approximately 7.0 million shares of Class A common stock, for an aggregate purchase price of approximately $28.1 million, or an average price per share of $3.98, since the beginning of the share repurchase program. All such repurchased shares were retired as of June 30, 2019.

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

On April 30, 2019, the Company entered into an amendment to the 2017 Credit Agreement, which became effective on May 1, 2019. Pursuant to this amendment, the lenders:

i.	waived any events of default that may have arisen under the 2017 Credit Agreement in connection with the Company’s failure to timely deliver audited financial statements for fiscal year 2018, and
ii.	amended the 2017 Credit Agreement, giving the Company until May 31, 2019 to deliver the 2018 audited financial statements.

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

The carrying amount of the Term Loan B Facility as of June 30, 2019 was $242.0 million, net of $2.7 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of June 30, 2019 was $233.7 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Unaudited Consolidated Balance Sheets (in millions):

	June 30, 2019
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
(in millions)	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$37.2	$-	$37.2	$-
Certificates of deposit	$7.8	$-	$7.8	$-
Corporate bonds	$105.6	$-	$105.6	$-

Liabilities:
Contingent Consideration	$5.7	$-	$-	$5.7

	December 31, 2018
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$34.6	$-	$34.6	$-
Certificates of deposit	$8.2	$-	$8.2	$-
Corporate bonds	$124.2	$-	$124.2	$-

Liabilities:
Contingent Consideration	$8.1	$-	$-	$8.1

As of June 30, 2019, the Company held investments in a money market fund, certificates of deposit, and corporate bonds. All certificates of deposit are within the current FDIC insurance limits and all corporate bonds are investment grade.

The Company’s available for sale securities are comprised of certificates of deposit and bonds. These securities are valued using quoted prices for similar attributes in active markets (Level 2). Since these investments are classified as available for sale, they are recorded at their fair market value within Cash and cash equivalents and Marketable securities in the Unaudited Consolidated Balance Sheets and their unrealized gains or losses are included in other comprehensive income.

As of June 30, 2019, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Certificates of Deposit		Corporate Bonds
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$2,880	$1	$29,997	$41
Due after one year through five years	4,882	19	75,206	323
Total	$7,762	$20	$105,203	$364

The Company periodically reviews its available for sale securities for other-than-temporary impairment. For the three- and six-month periods ended June 30, 2019, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.

Included in interest income for the three- and six-month periods ended June 30, 2019 was interest income related to the Company’s available-for-sale securities of $0.8 and $1.7 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) for the three- and six-month periods ended June 30, 2019 (in millions):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2018	$(0.4)	$(1.0)	$(1.4)
Other comprehensive income (loss)	-	1.0	1.0
Income tax (expense) benefit	-	(0.2)	(0.2)
Other comprehensive income (loss), net of tax	-	0.8	0.8
Accumulated other comprehensive income (loss) as of March 31, 2019	(0.4)	(0.2)	(0.6)
Other comprehensive income (loss)	(0.3)	0.7	0.4
Income tax (expense) benefit	-	(0.2)	(0.2)
Other comprehensive income (loss), net of tax	(0.3)	0.5	0.2
Accumulated other comprehensive income (loss) as of June 30, 2019	(0.7)	0.3	(0.4)

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

During the second quarter of 2018, the Company relocated the operations of two of its television stations in the Palm Springs, California market and management approved the sale of the vacated building.  The building and related improvements met the criteria for classification as assets held for sale and their carrying value is presented separately in the consolidated balance sheet.  As of June 30, 2019, the Company adjusted the selling price to current market conditions and believes that the long-lived asset continues to meet the criteria for classification as an asset held for sale. Assets held for sale are classified as current assets as management believes the sale will be completed within one year.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU No. 2018-13”), which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements.

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

The Company adopted this ASU in the first quarter of 2019. As permitted under the transition guidance of the standard, the Company applied the guidance on a prospective basis as of the adoption date.  As a result, prior period amounts were not adjusted and continue to be reported in accordance with accounting guidance under ASC 840.

The Company elected the package of practical expedients such that the Company did not reassess whether any expired or existing contracts are or contain leases.  In addition, the Company did not reassess prior conclusions reached for lease classification and did not reassess initial direct costs for existing leases.

Based on the Company’s assessment, the adoption of the guidance resulted in a material impact on the Company’s consolidated balance sheet.  However, the impact to the Company’s results of operations and cash flows through June 30, 2019 are not considered material.  As of the adoption date, the Company recognized right-of-use (“ROU”) assets of $45.8 million and lease liabilities of $52.4 million.  The difference between the ROU assets and lease liabilities is attributed to deferred rent and lease incentives which were combined and presented net within the ROU assets.  Refer to Note 4 for additional information.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting, which supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and expands the scope of ASC Topic 718, “Compensation—Stock Compensation” to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this ASU in the first quarter of 2019 which did not have a material impact on our condensed consolidated financial statements and related disclosures.

In August 2018, the SEC issued a final rule to amend certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements, US GAAP or IFRS.2 The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. The Company adopted the rule in the first quarter of 2019 and included a statement of stockholders’ equity in our Form 10-Q.

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

Digital Advertising. Revenue from digital advertising primarily consists of two types:

•

Display advertisements on websites and mobile applications that are sold based on a cost-per-thousand impressions delivered. These impressions are delivered through the Company’s websites and through third party publishers either through direct relationships with the publishers or through digital advertising exchanges.

•

Performance driven advertising whereby the customer engages the Company to drive consumers to perform an action such as the download of a mobile application, the installation of an application, or the first use of an application (typically referred to cost per action or cost per installation).

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source for the three- and six-month periods ended (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Broadcast advertising	$37,237	$41,533	$71,945	$79,242
Digital advertising	16,804	20,558	31,276	38,802
Spectrum usage rights	3,952	523	9,036	631
Retransmission consent	9,086	9,143	17,846	17,996
Other	2,162	2,572	3,818	4,496
Total revenue	$69,241	$74,329	$133,921	$141,167

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

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Local direct	$6,456	$7,059	$12,511	$13,975
Local agency	14,966	15,521	28,666	30,114
National agency	15,815	18,953	30,768	35,153
Total revenue	$37,237	$41,533	$71,945	$79,242

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance, including amounts which are refundable. The decrease in the deferred revenue balance for the six-month period ended June 30, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2018.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2018	Increase	Decrease *	June 30, 2019
Deferred revenue	$2,759	1,593	(2,759)	$1,593

*	The amount disclosed in the decrease column reflects revenue that has been recorded in the six-month period ended June 30, 2019.

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

Generally, lease terms include options to renew or extend the lease.  Unless the renewal option is considered reasonably certain, the exercise of any such options have been excluded from the calculation of lease liabilities.  In addition, as permitted within the guidance, ROU assets and lease liabilities are not recorded for leases within an initial term of one year or less.  The Company’s existing leases have remaining terms of less than one year up to 32 years.  Certain of the Company’s lease agreements include rental payments based on changes in the consumer price index (“CPI”). Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and recognized in the period in which the related obligation was incurred. Lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Certain real estate leases include additional costs such as common area maintenance (non-lease component), as well as property insurance and property taxes. These costs were excluded from future minimum lease payments as they are variable payments. As such, these costs were not part of the calculation of ROU assets and lease liabilities associated with operating leases upon transition.

The following table summarizes the expected future payments related to lease liabilities as of June 30, 2019:

(in thousands)
Remainder of 2019	$5,747
2020	11,620
2021	9,222
2022	7,788
2023	6,177
2024 and thereafter	36,646
Total minimum payments	$77,200
Less amounts representing interest	(29,048)
Present value of minimum lease payments	$48,152

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of June 30, 2019 were 14.0 years and 6.2%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures for the six-month period ended June 30, 2019:

(in thousands)	Six-Month Period Ended June 30, 2019
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$2,910
Non-cash additions to operating lease assets	$4,359

The tables below summarize our future minimum rental commitments for operating leases as of December 31, 2018:

(in thousands)	Amount
2019	$10,432
2020	10,677
2021	8,507
2022	7,560
2023	6,137
2024 and thereafter	38,515
$81,828

The following table summarizes the components of lease expense for the three- and six-months ended June 30, 2019:

	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
(in thousands)	2019	2019
Operating lease cost	$2,560	$4,957
Variable lease cost	369	790
Short-term lease cost	182	289
Total lease cost	$3,111	$6,036

For the three-month periods ended June 30, 2019 lease cost of $1.4 million, $1.6 million and $0.1 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the six-month periods ended June 30, 2019 lease cost of $2.7 million, $3.0 million and $0.3 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of June 30, 2019, based upon the type of advertising medium, which segments are television, radio, and digital. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

Television

The Company owns and/or operates 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C.

Radio

The Company owns and operates 49 radio stations (38 FM and 11 AM) located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas.

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

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value contingent consideration, impairment charge, foreign currency (gain) loss and other operating (gain) loss. The Company generated 17% and 20% of its revenue outside the United States during the three-month periods ended June 30, 2019 and June 30, 2018, respectively. The Company generated 16% and 19% of its revenue outside the United States during the six-month periods ended June 30, 2019 and June 30, 2018, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2019	2018	Change	2019	2018	Change
Net revenue
Television	$38,071	$36,531	4%	$76,324	$71,022	7%
Radio	14,366	17,240	(17)%	26,321	31,343	(16)%
Digital	16,804	20,558	(18)%	31,276	38,802	(19)%
Consolidated	69,241	74,329	(7)%	133,921	141,167	(5)%

Cost of revenue - digital media	8,859	11,384	(22)%	16,501	22,009	(25)%

Direct operating expenses
Television	15,157	15,038	1%	30,084	30,588	(2)%
Radio	9,528	10,935	(13)%	19,036	21,609	(12)%
Digital	4,970	5,144	(3)%	9,465	9,953	(5)%
Consolidated	29,655	31,117	(5)%	58,585	62,150	(6)%

Selling, general and administrative expenses
Television	5,634	5,551	1%	11,448	11,523	(1)%
Radio	4,396	4,502	(2)%	9,171	9,108	1%
Digital	3,515	2,620	34%	6,740	5,336	26%
Consolidated	13,545	12,673	7%	27,359	25,967	5%

Depreciation and amortization
Television	2,562	2,277	13%	4,822	4,481	8%
Radio	571	621	(8)%	903	1,240	(27)%
Digital	1,173	1,121	5%	2,497	2,237	12%
Consolidated	4,306	4,019	7%	8,222	7,958	3%

Segment operating profit (loss)
Television	14,718	13,665	8%	29,970	24,430	23%
Radio	(129)	1,182	*	(2,789)	(614)	354%
Digital	(1,713)	289	*	(3,927)	(733)	436%
Consolidated	12,876	15,136	(15)%	23,254	23,083	1%

Corporate expenses	6,501	6,266	4%	13,395	12,241	9%
Change in fair value contingent consideration	(2,735)	(913)	200%	(2,376)	1,187	*
Impairment charge	22,368	-	*	22,368	-	*
Foreign currency (gain) loss	(82)	(17)	382%	50	196	(74)%
Other operating (gain) loss	(1,597)	(273)	485%	(3,593)	(295)	1,118%
Operating income (loss)	(11,579)	10,073	*	(6,590)	9,754	*

Interest expense	$(3,554)	$(4,001)	(11)%	$(7,044)	$(7,399)	(5)%
Interest income	857	1,039	(18)%	1,776	1,952	(9)%
Dividend income	251	417	(40)%	506	545	(7)%
Income (loss) before income taxes	(14,025)	7,528	*	(11,352)	4,852	*

Capital expenditures
Television	$7,661	$1,942		$14,002	$4,023
Radio	199	81		581	162
Digital	121	181		240	247
Consolidated	$7,981	$2,204		$14,823	$4,432

	June 30,	December 31,
Total assets	2019	2018
Television	506,267	487,929
Radio	138,577	121,020
Digital	54,735	81,460
Consolidated	$699,579	$690,409

*	Percentage not meaningful.

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to various outstanding claims and other legal proceedings that may arise in the ordinary course of business. In the opinion of management, any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the financial position, results of operations or cash flows of the Company.

7. SUBSEQUENT EVENT

Acquisition of Television Station KMBH-TV

On July 31, 2019, the Company entered into an agreement with MBTV Texas Valley LLC to acquire television station KMBH-TV, serving the McAllen, Texas area, for $2.9 million.  The transaction, which is subject to customary closing conditions, including the prior consent of the FCC, is currently expected to close in the second half of 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global media company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Our operations encompass integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television, radio and digital. Our net revenue for the three-month period ended June 30, 2019 was $69.2 million. Of that amount, revenue attributed to our television segment accounted for approximately 55%, revenue attributed to our digital segment accounted for approximately 24% and revenue attributed to our radio segment accounted for approximately 21%.

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

Highlights

During the second quarter of 2019, our consolidated revenue decreased to $69.2 million from $74.3 million in the prior year period, primarily due to a decrease in advertising revenue. The decrease in advertising revenue was partially offset by an increase in revenue from spectrum usage rights in our television segment. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment increased to $38.1 million for the three-month period ended June 30, 2019 from $36.5 million for the three-month period ended June 30, 2018, an increase of approximately $1.6 million, or 4%. The increase was primarily due to an increase in revenue from spectrum usage rights, partially offset by a decrease in local advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences. Additionally, there is a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The increase in revenue was also partially offset by a decrease in political advertising revenue, which was not material in 2019. We generated a total of $9.1 million in retransmission consent revenue for each of the three-month periods ended June 30, 2019 and 2018.

Net revenue in our radio segment decreased to $14.4 million for the three-month period ended June 30, 2019 from $17.2 million for the three-month period ended June 30, 2018. This decrease of approximately $2.8 million, or 17%, in net revenue was primarily due to decreases in local and national advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences as well as the absence of revenue from the 2018 FIFA World Cup in 2019 compared to 2018. Additionally, there is a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will continue.

Net revenue in our digital segment decreased to $16.8 million for the three-month period ended June 30, 2019 from $20.6 million for the three-month period ended June 30, 2018. This decrease of approximately $3.8 million, or 18%, in net revenue was a result of declines in both international and domestic revenue.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to automated self-service platforms, referred to in our industry as programmatic revenue, and this trend is now growing in markets outside the U.S. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us, which is putting pressure on margins.  In response to this, we have started to offer programmatic solutions to advertisers and strategically shift the focus of our other digital offerings to focus on generating revenue with lower associated cost of revenue.  This has contributed to a decline in the volume of revenue but led to improvement in the gross margin percentage.  The digital advertising industry is dynamic and undergoing rapid changes in technology and competition and we expect this trend to continue. We must remain adaptable to meet these dynamic and rapid changes and may need to adjust our business strategies accordingly.

We incurred an impairment charge related to goodwill in our digital reporting unit in the amount of $22.4 million during the three-month period ended June 30, 2019. Due to lower than anticipated performance of our digital reporting unit in the second quarter of 2019, changes in key personnel, and updated internal forecasts of future performance of our digital reporting unit, we determined that triggering events had occurred during the second quarter of 2019 that required an interim impairment assessment for our digital reporting unit.

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

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended June 30, 2019 and 2018, the amount we paid Univision in this capacity was $2.0 million and $2.2 million, respectively. During the six-month periods ended June 30, 2019 and 2018, the amount we paid Univision in this capacity was $4.0 million and $4.3 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During each of the three-month periods ended June 30, 2019 and 2018, retransmission consent revenue accounted for approximately $9.1 million, of which $7.0 million and $7.5 million, respectively, relate to the Univision proxy agreement. During the six-month periods ended June 30, 2019 and 2018, retransmission consent revenue accounted for approximately $17.8 million and $18.0 million, respectively, of which $13.7 million and $15.1 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

Univision currently owns approximately 11% of our common stock on a fully-converted basis. Our Class U common stock held by Univision has limited voting rights and does not include the right to elect directors. Each share of Class U common stock is automatically convertible into one share of Class A common stock (subject to adjustment for stock splits, dividends or combinations) in connection with any transfer to a third party that is not an affiliate of Univision. In addition, as the holder of all of our issued and outstanding Class U common stock, so long as Univision holds a certain number of shares of Class U common stock, we may not, without the consent of Univision, merge, consolidate or enter into a business combination, dissolve or liquidate our company or dispose of any interest in any FCC license with respect to television stations which are affiliates of Univision, among other things.

Critical Accounting Policies

For a description of our critical accounting policies, please refer to “Application of Critical Accounting Policies and Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on May 7, 2019.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU No. 2018-13”), which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements.

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

Three- and Six-Month Periods Ended June 30, 2019 and 2018

The following table sets forth selected data from our operating results for the three- and six-month periods ended June 30, 2019 and 2018 (in thousands):

	Three-Month Period			Six-Month Period
	Ended June 30,		%	Ended June 30,		%
	2019	2018	Change	2019	2018	Change
Statements of Operations Data:
Net Revenue	$69,241	$74,329	(7)%	$133,921	$141,167	(5)%

Cost of revenue - digital media	8,859	11,384	(22)%	16,501	22,009	(25)%
Direct operating expenses	29,655	31,117	(5)%	58,585	62,150	(6)%
Selling, general and administrative expenses	13,545	12,673	7%	27,359	25,967	5%
Corporate expenses	6,501	6,266	4%	13,395	12,241	9%
Depreciation and amortization	4,306	4,019	7%	8,222	7,958	3%
Change in fair value contingent consideration	(2,735)	(913)	200%	(2,376)	1,187	*
Impairment charge	22,368	-	*	22,368	-	*
Foreign currency (gain) loss	(82)	(17)	382%	50	196	(74)%
Other operating (gain) loss	(1,597)	(273)	485%	(3,593)	(295)	1118%
	80,820	64,256	26%	140,511	131,413	7%
Operating income (loss)	(11,579)	10,073	*	(6,590)	9,754	*
Interest expense	(3,554)	(4,001)	(11)%	(7,044)	(7,399)	(5)%
Interest income	857	1,039	(18)%	1,776	1,952	(9)%
Dividend income	251	417	(40)%	506	545	(7)%
Income before income (loss) taxes	(14,025)	7,528	*	(11,352)	4,852	*
Income tax benefit (expense)	(2,252)	(2,652)	(15)%	(3,345)	(1,721)	94%
Income (loss) before equity in net income (loss) of
nonconsolidated affiliate	(16,277)	4,876	*	(14,697)	3,131	*
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(2)	(36)	(94)%	(158)	(98)	61%
Net income (loss)	$(16,279)	$4,840	*	$(14,855)	$3,033	*

Other Data:
Capital expenditures	7,981	2,204		14,823	4,432
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				20,636	21,803
Net cash provided by operating activities				19,670	16,916
Net cash provided by (used in) investing activities				6,239	(146,831)
Net cash used in financing activities				(20,024)	(22,268)

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of June 30): 2019, 3.2 to 1; 2018, 4.9 to 1.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income (loss) and net income (loss).  As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, acquisitions and dispositions and certain pro-forma cost savings, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important financial line items.   Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Six-Month Period
	Ended June 30,
	2019	2018
Consolidated adjusted EBITDA	$20,636	$21,803

Interest expense	(7,044)	(7,399)
Interest income	1,776	1,952
Dividend income	506	545
Income tax expense	(3,345)	(1,721)
Equity in net loss of nonconsolidated affiliates	(158)	(98)
Amortization of syndication contracts	(249)	(352)
Payments on syndication contracts	227	360
Non-cash stock-based compensation included in direct operating expenses	(250)	(292)
Non-cash stock-based compensation included in corporate expenses	(1,385)	(2,133)
Depreciation and amortization	(8,222)	(7,958)
Change in fair value contingent consideration	2,376	(1,187)
Impairment charge	(22,368)	-
Non-recurring cash severance charge	(948)	(782)
Other operating gain (loss)	3,593	295
Net income (loss)	(14,855)	3,033

Depreciation and amortization	8,222	7,958
Impairment charge	22,368	-
Deferred income taxes	1,472	1,029
Non-cash interest	489	538
Amortization of syndication contracts	249	352
Payments on syndication contracts	(227)	(360)
Equity in net (income) loss of nonconsolidated affiliate	158	98
Non-cash stock-based compensation	1,635	2,425
(Gain) loss on disposal of property and equipment	161	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	9,619	9,170
(Increase) decrease in prepaid expenses and other assets	2,680	(6,547)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(12,301)	(780)
Cash flows from operating activities	$19,670	$16,916

Consolidated Operations

Net Revenue. Net revenue decreased to $69.2 million for the three-month period ended June 30, 2019 from $74.3 million for the three-month period ended June 30, 2018, a decrease of $5.1 million. Of the overall decrease, approximately $3.8 million was attributable to our digital segment and was primarily due to declines in both international and domestic revenue.  The decline in revenue is driven by a trend whereby revenue is shifting more to automated self-service platforms, referred to in our industry as programmatic revenue. Additionally, approximately $2.8 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in local and national advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences, as well as the absence of revenue from the 2018 FIFA World Cup revenue in 2019 compared to 2018. The overall decrease in revenue was partially offset by an increase in our television segment of approximately $1.6 million and was primarily due to an increase in revenue from spectrum usage rights, partially offset by a decrease in local advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences and a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The increase in revenue in our television segment was also partially offset by a decrease in political advertising revenue, which is not material in 2019.

Net revenue decreased to $133.9 million for the six-month period ended June 30, 2019 from $141.2 million for the six-month period ended June 30, 2018, a decrease of $7.3 million. Of the overall decrease, approximately $7.5 million was attributable to our digital segment and was primarily due to declines in both international and domestic revenue.  The decline in revenue is driven by a trend whereby revenue is shifting more to automated self-service platforms, referred to in our industry as programmatic revenue. Additionally, approximately $5.0 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in local and national advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences as well as the absence of revenue from the 2018 FIFA World Cup revenue in 2019 compared to 2018. The overall decrease in revenue was partially offset by an increase in our television segment of approximately $5.3 million and was primarily due to an increase in revenue from spectrum usage rights, partially offset by a decrease in local advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences and a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The increase in revenue in our television segment was also partially offset by a decrease in political advertising revenue, which is not material in 2019.

We currently anticipate that for the full year 2019, net revenue will increase from spectrum usage rights and retransmission consent revenue compared to 2018. We anticipate political revenue will decrease in 2019 compared to 2018.

Cost of revenue-Digital. Cost of revenue in our digital segment decreased to $8.9 million for the three-month period ended June 30, 2019 from $11.4 million for the three-month period ended June 30, 2018, a decrease of $2.5 million, primarily due to the decrease in revenue in our digital segment and a strategic shift in our digital business designed to focus on generating revenue with lower associated costs to produce higher margins.

Cost of revenue in our digital segment decreased to $16.5 million for the six-month period ended June 30, 2019 from $22.0 million for the six-month period ended June 30, 2018, a decrease of $5.5 million, primarily due to the decrease in revenue in our digital segment and a strategic shift in our digital business designed to focus on generating revenue with lower associated costs to produce higher margins.

Direct Operating Expenses. Direct operating expenses decreased to $29.7 million for the three-month period ended June 30, 2019 from $31.1 million for the three-month period ended June 30, 2018, a decrease of $1.4 million. The decrease was primarily attributable to our radio segment and was primarily due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense. As a percentage of net revenue, direct operating expenses increased to 43% for the three-month period ended June 30, 2019 from 42% for the three-month period ended June 30, 2018.

Direct operating expenses decreased to $58.6 million for the six-month period ended June 30, 2019 from $62.1 million for the six-month period ended June 30, 2018, a decrease of $3.5 million. Of the overall decrease, approximately $2.6 million was attributable to our radio segment and was primarily due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense. Additionally, approximately $0.5 million of the overall decrease was attributable to our television segment and was primarily due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in fees due to networks related to retransmission consent agreements. In addition, approximately $0.4 million of the overall decrease was attributable to our digital segment primarily due to a decrease in expenses associated with the decrease in revenue. As a percentage of net revenue, direct operating expenses remained constant at 44% for each of the six-month periods ended June 30, 2019 and 2018.

We currently anticipate that for the full year 2019, direct operating expenses will decrease as a result of a previously announced reduction in personnel and other discretionary expense cuts, both of which were implemented beginning in the second quarter of 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $13.5 million for the three-month period ended June 30, 2019 from $12.7 million for the three-month period ended June 30, 2018, an increase of $0.8 million. The increase was primarily due to an increase in severance expense in our digital segment. As a percentage of net revenue, selling, general and administrative expenses increased to 20% for the three-month period ended June 30, 2019 from 17% for the three-month period ended June 30, 2018.

Selling, general and administrative expenses increased to $27.4 million for the six-month period ended June 30, 2019 from $26.0 million for the six-month period ended June 30, 2018, an increase of $1.4 million. The increase was primarily due to an increase in severance expense and an increase in bad debt expense in our digital segment. As a percentage of net revenue, selling, general and administrative expenses increased to 20% for the six-month period ended June 30, 2019 from 18% for the six-month period ended June 30, 2018.

We currently anticipate that for the full year 2019, selling, general and administrative expenses will increase as a result of severance expense and bad debt expenses that we incurred in our digital segment in the first half of 2019, partially offset by savings from a previously announced reduction in personnel and other discretionary expense cuts, both of which were implemented beginning in the second quarter of 2018.

Corporate Expenses. Corporate expenses increased to $6.5 million for the three-month period ended June 30, 2019 from $6.3 million for the three-month period ended June 30, 2018, an increase of $0.2 million. The increase was primarily due to an increase in audit fees. As a percentage of net revenue, corporate expenses increased to 9% for the three-month period ended June 30, 2019 from 8% for the three-month period ended June 30, 2018.

Corporate expenses increased to $13.4 million for the six-month period ended June 30, 2019 from $12.2 million for the six-month period ended June 30, 2018, an increase of $1.2 million. The increase was primarily due to an increase in audit fees that we incurred in connection with the audit of our 2018 financial statements. As a percentage of net revenue, corporate expenses increased to 10% for the six-month period ended June 30, 2019 from 9% for the six-month period ended June 30, 2018.

We currently anticipate that for the full year 2019, corporate expenses will increase, primarily as a result of increased audit fees that we incurred in connection with the audit of our 2018 financial statements.

Depreciation and Amortization. Depreciation and amortization increased to $4.3 million for the three-month period ended June 30, 2019 compared to $4.0 million for the three-month period ended June 30, 2018.  The increase was primarily attributable to the acquisition of Smadex, S.L. (“Smadex”) in June 2018.

Depreciation and amortization increased to $8.2 million for the six-month period ended June 30, 2019 compared to $8.0 million for the six-month period ended June 30, 2018. The increase was primarily attributable to the acquisition of Smadex in June 2018.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to our acquisition of 100% of several entities collectively doing business as Headway (“Headway”), we recognized income of $2.7 million for the three-month period ended June 30, 2019 compared to income of $0.9 million for the three-month period ended June 30, 2018. We have not completed the process, described in the agreements related to the acquisition of Headway, of finalizing the calculation of the contingent consideration, if any, related to the acquisition of Headway with respect to calendar year 2018. As a result, as of the date of this filing we are unable to determine the final amount of such contingent consideration, if any, to be paid with respect to calendar year 2018. The determination of the final amount of such contingent consideration, if any, to be paid with respect to calendar year 2018 may result in adjustment in future periods to the fair value of our liability for contingent consideration.

As a result of the change in fair value of the contingent consideration related to our acquisition of Headway, we recognized income of $2.4 million for the six-month period ended June 30, 2019, compared to an expense of $1.2 million for the six-month period ended June 30, 2018

Foreign currency (gain) loss. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, our operating expenses are generally denominated in the currencies of the countries in which our operations are located, and we have operations in countries other than the U.S., primarily those operations related to our Headway business. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our Headway business. We had a foreign currency gain of $0.1 million for the three-month period ended June 30, 2019. There was no currency impact during the three-month period ended June 30, 2018.  Foreign currency gain was primarily due to currency fluctuations that affected our digital segment operations located outside the U.S., primarily related to our Headway business.

We had a foreign currency loss of $0.1 million for the six-month period ended June 30, 2019 compared to a foreign currency loss of $0.2 million for the six-month period ended June 30, 2018. Foreign currency loss was primarily due to currency fluctuations that affected our digital segment operations located outside the U.S., primarily related to our Headway business.

Other operating gain. Other operating gain increased to $1.6 million for the three-month period ended June 30, 2019 from $0.3 million for the three-month period ended June 30, 2018, primarily due to gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum.

Other operating gain increased to $3.6 million for the six-month period ended June 30, 2019 from $0.3 million for the six-month period ended June 30, 2018, primarily due to gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum.

Impairment. Impairment charge related to goodwill in our digital reporting unit was $22.4 million for the three- and six-month periods ended June 30, 2019. The write-down was pursuant to Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, which requires that goodwill and certain intangible assets be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the assets might be impaired. Due to lower than anticipated performance of our digital reporting unit in the second quarter of 2019, changes in key personnel, and updated internal forecasts of future performance of our digital reporting unit, we determined that triggering events had occurred during the second quarter of 2019 that required an interim impairment assessment for our digital reporting unit.

Operating Income (Loss). As a result of the above factors, operating loss was $11.6 million for the three-month period ended June 30, 2019, compared to operating income of $10.1 million for the three-month period ended June 30, 2018. As a result of the above factors, operating loss was $6.6 million for the six-month period ended June 30, 2019, compared to operating income of $9.8 million for the six-month period ended June 30, 2018.

Interest Expense, net. Interest expense, net decreased to $2.6 million for the three-month period ended June 30, 2019 from $3.0 million for the three-month period ended June 30, 2018, a decrease of $0.4 million. This decrease was primarily due to loan principal repayment in the fourth quarter of 2018.

Interest expense, net decreased to $5.3 million for the six-month period ended June 30, 2019 from $5.4 million for the six-month period ended June 30, 2018, a decrease of $0.1 million. This decrease was primarily due to loan principal repayment in the fourth quarter of 2018.

Income Tax Benefit (Expense).  Income tax expense for the six-month period ended June 30, 2019 was $3.3 million, or negative 29% of our pre-tax loss. Income tax expense for the six-month period ended June 30, 2018 was $1.7 million, or 35% of our pre-tax income.  ASC 740, “Income Taxes”, requires the Company to compute a worldwide annual effective tax rate and apply that annual effective tax rate to worldwide year-to-date pre-tax income (loss) with limited exceptions.  In computing the Company’s 2019 second quarter tax provision, due to the large non-deductible goodwill impairments recorded in Spain and the U.S. during the quarter relative to the projected worldwide pretax income for the year, the Company believes it would be unreliable to compute its annual effective tax rate including those jurisdictions. Accordingly, Spain and the U.S. have been excluded from the annual effective tax rate calculation and computed discretely based on year-to-date activities.  The annual effective tax rate on jurisdictions other than Spain and the U.S. differed from our statutory rate due to nondeductible expenses, and foreign tax rates that differ from the U.S. statutory rate.

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

Segment Operations

Television

Net Revenue. Net revenue in our television segment increased to $38.1 million for the three-month period ended June 30, 2019 from $36.5 million for the three-month period ended June 30, 2018, an increase of approximately $1.6 million, or 4%. The increase was primarily due to an increase in revenue from spectrum usage rights, partially offset by a decrease in local advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences. Additionally, there is a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The increase in revenue was also partially offset by a decrease in political advertising revenue, which was not material in 2019. We generated a total of $9.1 million in retransmission consent revenue for each of the three-month periods ended June 30, 2019 and 2018.

Net revenue in our television segment increased to $76.3 million for the six-month period ended June 30, 2019 from $71.0 million for the six-month period ended June 30, 2018, an increase of approximately $5.3 million, or 7%. The increase was primarily due to an increase in revenue from spectrum usage rights and an increase in national advertising revenue, partially offset by a decrease in local advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences. Additionally, there is a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The increase in revenue was also partially offset by a decrease in political advertising revenue, which was not material in 2019. We generated a total of $17.8 million and $18.0 million in retransmission consent revenue for the six-month periods ended June 30, 2019 and 2018, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.2 million for the three-month period ended June 30, 2019 from $15.0 million for the three-month period ended June 30, 2018, an increase of approximately $0.2 million. The increase was primarily due to an increase in fees due to networks related to retransmission consent agreements

Direct operating expenses in our television segment decreased to $30.1 million for the six-month period ended June 30, 2019 from $30.6 million for the six-month period ended June 30, 2018, a decrease of approximately $0.5 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in fees due to networks related to retransmission consent agreements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment remained constant at $5.6 million for each of the three-month periods ended June 30, 2019 and June 30, 2018.

Selling, general and administrative expenses in our television segment decreased to $11.4 million for the six-month period ended June 30, 2019 from $11.5 million for the six-month period ended June 30, 2018, a decrease of approximately $0.1 million. The decrease was primarily due to a decrease in salary expense.

Radio

Net Revenue.  Net revenue in our radio segment decreased to $14.4 million for the three-month period ended June 30, 2019 from $17.2 million for the three-month period ended June 30, 2018. This decrease of approximately $2.8 million, or 17%, in net revenue was primarily due to decreases in local and national advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences as well as the absence of revenue from the 2018 FIFA World Cup in 2019 compared to 2018. Additionally, there is a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will continue.

Net revenue in our radio segment decreased to $26.3 million for the six-month period ended June 30, 2019 from $31.3 million for the six-month period ended June 30, 2018. This decrease of approximately $5.0 million, or 16%, in net revenue was primarily due to decreases in local and national advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences as well as the absence of revenue from the 2018 FIFA World Cup revenue in 2019 compared to 2018.  Additionally, there is a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will continue.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $9.5 million for the three-month period ended June 30, 2019 from $10.9 million for the three-month period ended June 30, 2018, a decrease of $1.4 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Direct operating expenses in our radio segment decreased to $19.0 million for the six-month period ended June 30, 2019 from $21.6 million for the six-month period ended June 30, 2018, a decrease of $2.6 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.4 million for the three-month period ended June 30, 2019 from $4.5 million for the three-month period ended June 30, 2018, a decrease of $0.1 million. The decrease was primarily due to a decrease in salary expense.

Selling, general and administrative expenses in our radio segment increased to $9.2 million for the six-month period ended June 30, 2019 from $9.1 million for the six-month period ended June 30, 2018, an increase of $0.1 million. The increase was primarily due to an increase in promotional expense, partially offset by a decrease in salary expense.

Digital

Net Revenue.  Net revenue in our digital segment decreased to $16.8 million for the three-month period ended June 30, 2019 from $20.6 million for the three-month period ended June 30, 2018. This decrease of approximately $3.8 million, or 18%, in net revenue was a result of declines in both international and domestic revenue.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to automated self-service platforms, referred to in our industry as programmatic revenue, and this trend is now growing in markets outside the U.S. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us, which is putting pressure on margins.  In response to this, we have started to offer programmatic solutions to advertisers and strategically shift the focus of our other digital offerings to focus on generating revenue with lower associated cost of revenue.  This has contributed to a decline in the volume of revenue but led to improvement in the gross margin percentage.  The digital advertising industry is dynamic and undergoing rapid changes in technology and competition and we expect this trend to continue. We must remain adaptable to meet these dynamic and rapid changes and may need to adjust our business strategies accordingly.

Net revenue in our digital segment decreased to $31.3 million for the six-month period ended June 30, 2019 from $38.8 million for the six-month period ended June 30, 2018. This decrease of approximately $7.5 million, or 19%, in net revenue was a result of declines in both international and domestic revenue.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to automated self-service platforms, referred to in our industry as programmatic revenue, and this trend is now growing in markets outside the U.S. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us, which is putting pressure on margins.  In response to this, we have started to offer programmatic solutions to advertisers and strategically shift the focus of our other digital offerings to focus on generating revenue with lower associated cost of revenue.  This has contributed to a decline in the volume of revenue but led to improvement in the gross margin percentage.  The digital advertising industry is dynamic and undergoing rapid changes in technology and competition and we expect this trend to continue. We must remain adaptable to meet these dynamic and rapid changes and may need to adjust our business strategies accordingly.

Cost of revenue.  Cost of revenue in our digital segment decreased to $8.9 million for the three-month period ended June 30, 2019 from $11.4 million for the three-month period ended June 30, 2018, a decrease of $2.5 million, primarily due to the decrease in revenue. As a percentage of digital net revenue, cost of revenue decreased to 53% for the three-month period ended June 30, 2019 from 55% for the three-month period ended June 30, 2018. This decrease as a percentage of net revenue is a result of a strategic shift in our digital business designed to focus on generating revenue with lower associated costs to produce higher margins.

Cost of revenue in our digital segment decreased to $16.5 million for the six-month period ended June 30, 2019 from $22.0 million for the six-month period ended June 30, 2018, a decrease of $5.5 million, primarily due to the decrease in revenue. As a percentage of digital net revenue, cost of revenue decreased to 53% for the six-month period ended June 30, 2019 from 57% for the six-month period ended June 30, 2018. This decrease as a percentage of net revenue is a result of a strategic shift in our digital business designed to focus on generating revenue with lower associated costs to produce higher margins.

Direct operating expenses. Direct operating expenses in our digital segment decreased to $5.0 million for the three-month period ended June 30, 2019 from $5.1 million for the three-month period ended June 30, 2018, a decrease of $0.1 million.  The decrease was primarily due to a decrease in expenses associated with the decrease in revenue.

Direct operating expenses in our digital segment decreased to $9.5 million for the six-month period ended June 30, 2019 from $10.0 million for the six-month period ended June 30, 2018, a decrease of $0.5 million.  The decrease was primarily due to a decrease in expenses associated with the decrease in revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment increased to $3.5 million for the three-month period ended June 30, 2019 from $2.6 million for the three-month period ended June 30, 2018, an increase of $0.9 million. The increase was primarily due to an increase in severance expense.

Selling, general and administrative expenses in our digital segment increased to $6.7 million for the six-month period ended June 30, 2019 from $5.3 million for the six-month period ended June 30, 2018, an increase of $1.4 million. The increase was primarily due to an increase in severance expense and an increase in bad debt expense in the first quarter.

Liquidity and Capital Resources

We had net income of $12.2 million, $175.7 million, and $20.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. We had positive cash flow from operations of $33.8 million, $301.5 million and $57.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. We generated cash flows from operations of $19.7 million for the six-month period ended June 30, 2019. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2017 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months. At June 30, 2019, we held cash and cash equivalents of $7.3 million in accounts outside the United States. Our liquidity is not materially impacted by the amount held in accounts outside the United States as our operating cash flows are driven primarily by U.S. sources.

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

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of June 30, 2019, the interest rate on our Term Loan B was 5.09%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

On April 30, 2019, we entered into an amendment to the 2017 Credit Agreement, which became effective on May 1, 2019. Pursuant to this amendment, the lenders:

i.	waived any events of default that may have arisen under the 2017 Credit Agreement in connection with our failure to timely deliver audited financial statements for fiscal year 2018, and
ii.	amended the 2017 Credit Agreement, giving us until May 31, 2019 to deliver the 2018 audited financial statements.

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

The carrying amount of the Term Loan B Facility as of June 30, 2019 was $242.0 million, net of $2.7 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of June 30, 2019 was $233.7 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

Share Repurchase Program

On July 13, 2017, our Board of Directors approved a share repurchase program of up to $15.0 million of our outstanding Class A common stock. On April 11, 2018, our Board of Directors approved the repurchase of up to an additional $15.0 million of our outstanding Class A common stock, for a total repurchase authorization of up to $30.0 million. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

In the three-month period ended June 30, 2019, we repurchased 0.4 million shares of our Class A common stock for an aggregate purchase price of $1.3 million, or an average price per share of $2.95. As of June 30, 2019, we have repurchased a total of approximately 7.0 million shares of our Class A common stock for aggregate purchase price of approximately $28.1 million, or an average price per share of $3.98, since the beginning of the share repurchase program. All such repurchased shares were retired as of June 30, 2019.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $20.6 million for the six-month period ended June 30, 2019 compared to $21.8 million for the six-month period ended June 30, 2018. As a percentage of net revenue, consolidated adjusted EBITDA was 15% for the six-month periods ended June 30, 2019 and 2018.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of June 30): 2019, 3.2 to 1; 2018, 4.9 to 1.

While many in the financial community and we consider consolidated adjusted EBITDA to be important, it should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States of America, such as cash flows from operating activities, operating income (loss) and net income (loss).  As consolidated adjusted EBITDA excludes non-cash gain (loss) on sale of assets, non-cash depreciation and amortization, non-cash impairment charge, non-cash stock-based compensation expense, net interest expense, other income (loss), non-recurring cash expenses, gain (loss) on debt extinguishment, income tax (expense) benefit, equity in net income (loss) of nonconsolidated affiliate, non-cash losses, syndication programming amortization less syndication programming payments, revenue from FCC spectrum incentive auction less related expenses, expenses associated with investments, acquisitions and dispositions and certain pro-forma cost savings, consolidated adjusted EBITDA has certain limitations because it excludes and includes several important financial line items.   Therefore, we consider both non-GAAP and GAAP measures when evaluating our business. Consolidated adjusted EBITDA is also used to make executive compensation decisions.

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 31.

Cash Flow

Net cash flow provided by operating activities was $19.7 million for the six-month period ended June 30, 2019, compared to net cash flow provided by operating activities of $16.9 million for the six-month period ended June 30, 2018. We had a net loss of $14.9 million for the six-month period ended June 30, 2019, which included non-cash items such as impairment loss of $22.4 million with respect to our digital reporting unit, depreciation and amortization expense of $8.2 million and non-cash stock-based compensation of $1.6 million. We had net income of $3.0 million for the six-month period ended June 30, 2018, which included non-cash items such as depreciation and amortization expense of $8.0 million and non-cash stock-based compensation of $2.4 million. We expect to have positive cash flow from operating activities for the full year 2019.

Net cash flow provided by investing activities was $6.2 million for the six-month period ended June 30, 2019, compared to net cash flow used in investing activities of $146.8 million for the six-month period ended June 30, 2018. During the six-month period ended June 30, 2019, we had proceeds of $21.7 million from the maturity of marketable securities, spent $14.0 million in net capital expenditures and spent $1.2 million to purchase marketable securities. During the six-month period ended June 30, 2018, we spent $159.4 million to purchase of marketable securities, $3.6 million on the acquisition of Smadex, $5.7 million on net capital expenditures and $3.2 million on the purchase of intangible assets and received $25.0 million in proceeds from the maturity of marketable securities. We anticipate that our capital expenditures will be approximately $20.8 million during the full year 2019. Of this amount, we expect that approximately $6.3 million will be expended in connection with the required relocation of certain of our television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum, which amount we expect to be reimbursed to us by the FCC. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $20.0 million for the six-month period ended June 30, 2019, compared to net cash flow used in financing activities of $22.3 million for the six-month period ended June 30, 2018. During the six-month period ended June 30, 2019, we made dividend payments of $8.5 million, principal debt repayments of $1.5 million and spent $9.0 million for the repurchase of Class A common stock and $0.8 million for taxes related to shares withheld for share-based compensation plans. During the six-month period ended June 30, 2018, we made dividend payments of $9.0 million, and spent $7.7 million for the repurchase of Class A common stock under our stock repurchase program, and $2.2 million for taxes related to shares withheld for share-based compensation plans, and made contingent consideration payments of $2.0 million and principal debt repayments of $1.5 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of June 30, 2019, we had $244.7 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the Eurodollar were to increase by a hypothetical 100 basis points, or one percentage point, from its June 30, 2019 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.5 million based on the outstanding balance of our term loan as of June 30, 2019.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the U.S., primarily related to our Headway business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2019 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Spain, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, the following material weaknesses existed as of that date:

•

A material weakness in our internal controls due to insufficient accounting resources and personnel.  Although the control weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, it could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that this control weakness constitutes a material weakness.

•

A material weakness in our internal controls relating to internal controls over our Headway business. Headway operates in multiple countries, uses multiple currencies and, prior to the acquisition, was a private company, not subject to U.S. accounting regulations applicable to public companies, with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures.  Following our acquisition of Headway, management implemented controls over Headway relating to a number of areas, including revenue, accounts receivable, accounts payable, operating expenses, intercompany accounts and income taxes; however, management has determined that these controls were not designed and/or implemented with an adequate precision level such that they would prevent or detect the reporting of inaccurate information, which in turn could lead to a material misstatement.  Although this control weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, it could lead to a material misstatement of account balances or disclosures.  Accordingly, management has concluded that this control weakness constitutes a material weakness.

•

A material weakness in our internal controls over revenue in our broadcast and digital businesses.  The design of certain revenue controls, primarily related to the approval of the entry of customer contracts into our operating system of record; the allocation of prices to advertising inventory under advertising contracts containing multiple stations and dayparts; and our reliance upon certain information received from third parties including, in particular, information relating to digital impressions delivered by third party digital platforms, would not prevent or detect the reporting of inaccurate information, which in turn could lead to a material misstatement. Although this control weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, it could lead to a material misstatement of account balances or disclosures.  Accordingly, management has concluded that this control weakness constitutes a material weakness.

Management’s Plan for Remediation

Management has discussed the material weaknesses described above with the Audit Committee and has identified certain steps necessary to remediate the material weaknesses. Management has started to implement those steps, which include the following:

•	hiring additional employees to address complex accounting matters primarily related to the expanding geographic scope of our business operations, primarily our digital operations;
•

enhancing the internal controls team through hiring management-level employees and additional staff, as well as engaging third party consultants to assist in the design and testing of key internal controls;

•	redesigning controls at Headway to increase the level of precision at which they function;
•	hiring additional management, accounting, finance and information technology personnel in certain of our foreign locations to strengthen our accounting resources in these locations;
•	providing additional general internal controls training for employees in key internal control roles;
•	providing additional training for accounting personnel tasked with review of revenue contracts;
•	implementing increased monitoring controls over information obtained from third parties.

We believe that a remediation plan incorporating the measures described above will remediate the material weaknesses previously identified and strengthen our internal control over financial reporting. As we finalize and continue to implement the remediation plan outlined above, we may also identify additional measures to address the material weaknesses or modify certain of the remediation procedures described above. We may also implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weaknesses.  Management will continue to review our financial reporting controls and procedures and, with the input outside consultants and the continued oversight of the Audit Committee, will take such additional steps as necessary to remedy the material weaknesses previously identified, to reinforce the overall design and capability of our control environment.

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

Changes in Internal Control

Other than changes noted above to remediate the previously-identified material weaknesses, there have not been any changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On July 13, 2017, our Board of Directors approved a share repurchase program of up to $15.0 million of our outstanding Class A common stock. On April 11, 2018, our Board of Directors approved the repurchase of up to an additional $15.0 million of our Class A common stock, for a total repurchase authorization of up to $30.0 million. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

In the three-month period ended June 30, 2019, we repurchased 0.4 million shares of our Class A common stock for an aggregate purchase price of $1.3 million, or an average price per share of $2.95. As of June 30, 2019, we have repurchased a total of approximately 7.0 million shares of our Class A common stock for an aggregate purchase price of approximately $28.1 million, or an average price per share of $3.98, since the beginning of the share repurchase program. All such repurchased shares were retired as of June 30, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1*	Executive Employment Agreement effective as of May 13, 2019 by and between the registrant and Karl Meyer.

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRAVISION COMMUNICATIONS CORPORATION

By:	/s/ Christopher T. Young
Christopher T. Young Chief Financial Officer and Treasurer

Date: August 8, 2019