Form 10-Q
period 2019-09-30
ENTRAVISION COMMUNICATIONS CORP
filed 2019-11-08
CIK 1109116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

Yes  ☐    No  ☒

As of November 4, 2019, there were 60,268,985 shares, $0.0001 par value per share, of the registrant’s Class A common stock outstanding, 14,927,613 shares, $0.0001 par value per share, of the registrant’s Class B common stock outstanding and 9,352,729 shares, $0.0001 par value per share, of the registrant’s Class U common stock outstanding.

ENTRAVISION COMMUNICATIONS CORPORATION

FORM 10-Q FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019

TABLE OF CONTENTS

		Page Number
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4
	CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018	4
	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018	5
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018	6
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018	7
	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018	9
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42
ITEM 4.	CONTROLS AND PROCEDURES	42
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	45
ITEM 1A.	RISK FACTORS	45
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	45
ITEM 4.	MINE SAFETY DISCLOSURES	45
ITEM 5.	OTHER INFORMATION	45
ITEM 6.	EXHIBITS	46

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

•	our continued compliance with all of our obligations under the 2017 Credit Agreement;
•	cancellations or reductions of advertising due to the then current economic environment or otherwise;
•	advertising rates remaining constant or decreasing;
•	rapid changes in digital advertising;
•	the impact of rigorous competition in Spanish-language media and in the advertising industry generally;
•	the impact of changing preferences, if any, among U.S. Hispanic audiences for Spanish-language programming, especially among younger age groups;
•	the impact of changing preferences, if any, among audiences favoring newer forms of media over traditional media, such as television and radio;
•	the ability to keep up with rapid changes, and compete effectively, in new forms of media, including digital media, and changes within digital media;
•	the possible impact on our business as a result of changes in the way market share is measured by third parties;
•	our relationship with Univision Communications Inc., or Univision;
•	the extent to which we continue to generate revenue under retransmission consent agreements;
•	subject to restrictions contained in the 2017 Credit Agreement, the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;
•	our ability to implement effective internal controls to address material weaknesses identified in this report;
•	industry-wide market factors and regulatory and other developments affecting our operations;

•	the ability to manage our growth effectively, including having adequate personnel and other resources for both operational and administrative functions;
•	economic uncertainty;
•	the impact of any potential future impairment of our assets;
•	risks related to changes in accounting interpretations;
•	consequences of, and uncertainties regarding, foreign currency exchange including fluctuations thereto from time to time;
•	legal, political and other risks associated with our operations located outside the United States;
•

the effect of changes in broadcast transmission standards by the Advanced Television Systems Committee's 3.0 standard (“ATSC 3.0”), as they are adopted in the broadcast industry and as they may impact our ability to monetize our spectrum assets; and

•

the uncertainty and impact, including additional and/or changing costs, of mandates and other obligations that may be imposed upon us as a result of federal healthcare laws, including the Affordable Care Act, the rules and regulations promulgated thereunder, any executive action with respect thereto, and any changes with respect to any of the foregoing in Congress.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 33 of our Annual Report on Form 10-K for the year ended December 31, 2018.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$48,705	46,733
Marketable securities	107,486	132,424
Restricted cash	734	732
Trade receivables, (including related parties of $4,483 and $4,530) net of allowance for doubtful accounts of $2,799 and $3,395	68,809	79,308
Assets held for sale	950	1,179
Prepaid expenses and other current assets (including related parties of $274 and $274)	13,621	10,672
Total current assets	240,305	271,048
Property and equipment, net of accumulated depreciation of $185,731 and $187,375	79,392	64,939
Intangible assets subject to amortization, net of accumulated amortization of $98,373 and $93,793 (including related parties of $7,406 and $8,327)	18,019	22,598
Intangible assets not subject to amortization	251,098	254,598
Goodwill	46,511	74,292
Operating leases right of use asset	45,058	-
Other assets	7,459	2,934
Total assets	$687,842	$690,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and accrued expenses (including related parties of $2,277 and $1,948)	46,766	51,034
Operating lease liabilities	8,843	-
Total current liabilities	58,609	54,034
Long-term debt, less current maturities, net of unamortized debt issuance costs of $2,600 and $2,709	238,400	240,541
Long-term operating lease liabilities	42,672	-
Other long-term liabilities	7,531	16,418
Deferred income taxes	54,654	46,684
Total liabilities	401,866	357,677

Commitments and contingencies (note 6)

Stockholders' equity
Class A common stock, $0.0001 par value, 260,000,000 shares authorized; shares issued and outstanding 2019 60,268,985; 2018 63,210,531	6	6
Class B common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2019 and 2018 14,927,613	2	2
Class U common stock, $0.0001 par value, 40,000,000 shares authorized; shares issued and outstanding 2019 and 2018 9,352,729	1	1
Additional paid-in capital	841,567	862,299
Accumulated deficit	(555,236)	(528,164)
Accumulated other comprehensive income (loss)	(364)	(1,412)
Total stockholders' equity	285,976	332,732
Total liabilities and stockholders' equity	$687,842	$690,409

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Net Revenue	$68,816	$74,575	$202,737	$215,742

Expenses:
Cost of revenue - digital media	9,942	13,240	26,443	35,249
Direct operating expenses (including related parties of $2,048, $2,175, $6,017 and $6,431) (including non-cash stock-based compensation of $74, $156, $324 and $448)	30,807	31,694	89,392	93,844
Selling, general and administrative expenses	12,457	12,398	39,816	38,365
Corporate expenses (including non-cash stock-based compensation of $745, $1,130, $2,130 and $3,263)	6,785	6,913	20,180	19,154
Depreciation and amortization (includes direct operating of $2,888, $2,504, $8,350 and $7,606; selling, general and administrative of $1,134, $1,434, $3,579 and $4,048; and corporate of $168, $156, $483 and $398) (including related parties of $306, $308, $921 and $922)	4,190	4,094	12,412	12,052
Change in fair value contingent consideration	-	(114)	(2,376)	1,073
Impairment charge	9,075	-	31,443	-
Foreign currency (gain) loss	927	335	977	531
Other operating (gain) loss	(1,572)	(327)	(5,165)	(622)
Operating income (loss)	(3,795)	6,342	(10,385)	16,096
Interest expense	(3,537)	(3,995)	(10,581)	(11,394)
Interest income	825	933	2,601	2,885
Dividend income	241	457	747	1,002
Income (loss) before income taxes	(6,266)	3,737	(17,618)	8,589
Income tax benefit (expense)	(5,920)	(1,443)	(9,265)	(3,164)
Income (loss) before equity in net income (loss) of nonconsolidated affiliate	(12,186)	2,294	(26,883)	5,425
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(31)	(79)	(189)	(177)
Net income (loss)	$(12,217)	$2,215	$(27,072)	$5,248

Basic and diluted earnings per share:
Net income (loss) per share, basic and diluted	$(0.14)	$0.02	$(0.32)	$0.06

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Weighted average common shares outstanding, basic	84,765,694	88,852,342	85,404,250	89,371,750
Weighted average common shares outstanding, diluted	84,765,694	90,122,425	85,404,250	90,574,663

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share data)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(12,217)	$2,215	$(27,072)	$5,248
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(104)	40	(392)	(220)
Change in fair value of available for sale securities	154	103	1,440	(1,139)
Total other comprehensive income (loss)	50	143	1,048	(1,359)
Comprehensive income (loss)	$(12,167)	$2,358	$(26,024)	$3,889

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2018	63,210,531	14,927,613	9,352,729	-	6	2	1	862,299	(528,164)	(1,412)	332,732
Issuance of common stock upon exercise of stock options or awards of restricted stock units	25,059	-	-	-	-	-	-	(42)	-	-	(42)
Stock-based compensation expense	-	-	-	-	-	-	-	800	-	-	800
Repurchase of Class A common stock	(2,098,443)	-	-	2,098,443	-	-	-	(7,706)	-	-	(7,706)
Retirement of treasury stock	-	-	-	(2,098,443)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,271)	-	-	(4,271)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	763	763
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	30	30
Net income (loss) for the three-month period-ended March 31, 2019	-	-	-	-	-	-	-	-	1,424	-	1,424
Balance, March 31, 2019	61,137,147	14,927,613	9,352,729	-	6	2	1	851,080	(526,740)	(619)	323,730
Issuance of common stock upon exercise of stock options or awards of restricted stock units	20,000	-	-	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	836	-	-	836
Repurchase of Class A common stock	(438,534)	-	-	438,534	-	-	-	(1,302)	-	-	(1,302)
Retirement of treasury stock	-	-	-	(438,534)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,269)	-	-	(4,269)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	523	523
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(318)	(318)
Net income (loss) for the three-month period-ended June 30, 2019	-	-	-	-	-	-	-	-	(16,279)	-	(16,279)
Balance, June 30, 2019	60,718,613	14,927,613	9,352,729	-	6	2	1	846,345	(543,019)	(414)	302,921
Issuance of common stock upon exercise of stock options or awards of restricted stock units	21,410	-	-	-	-	-	-	(21)	-	-	(21)
Stock-based compensation expense	-	-	-	-	-	-	-	819	-	-	819
Repurchase of Class A common stock	(471,038)	-	-	471,038	-	-	-	(1,349)	-	-	(1,349)
Retirement of treasury stock	-	-	-	(471,038)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,227)	-	-	(4,227)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	154	154
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(104)	(104)
Net income (loss) for the three-month period-ended September 30, 2019	-	-	-	-	-	-	-	-	(12,217)	-	(12,217)
Balance, September 30, 2019	60,268,985	14,927,613	9,352,729	-	6	2	1	841,567	(555,236)	(364)	285,976

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Number of Common Shares				Common Stock					Accumulated
				Treasury	Class	Class	Class	Additional Paid-in	Accumulated	Other Comprehensive
	Class A	Class B	Class U	Stock	A	B	U	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2017	66,069,325	14,927,613	9,352,729	-	7	2	1	888,650	(540,325)	(60)	348,275
Issuance of common stock upon exercise of stock options or awards of restricted stock units	17,356	-	-	-	-	-	-	-	-	-	-
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	-	-	-	(43)	-	-	(43)
Stock-based compensation expense	-	-	-	-	-	-	-	1,249	-	-	1,249
Repurchase of Class A common stock	(500,587)	-	-	500,587	-	-	-	(2,402)	-	-	(2,402)
Retirement of treasury stock	-	-	-	(500,587)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,518)	-	-	(4,518)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(1,239)	(1,239)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	290	290
Net income (loss) for the three-month period-ended March 31, 2018	-	-	-	-	-	-	-	-	(1,808)	-	(1,808)
Balance, March 31, 2018	65,586,094	14,927,613	9,352,729	-	7	2	1	882,936	(542,133)	(1,009)	339,804
Issuance of common stock upon exercise of stock options or awards of restricted stock units	56,147	-	-	-	-	-	-	106	-	-	106
Tax payments related to shares withheld for share-based compensation plans	-	-	-	-	-	-	-	(12)	-	-	(12)
Stock-based compensation expense	-	-	-	-	-	-	-	1,176	-	-	1,176
Repurchase of Class A common stock	(1,088,086)	-	-	1,088,086	(1)	-	-	(5,257)	-	-	(5,258)
Retirement of treasury stock	-	-	-	(1,088,086)	-	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,441)	-	-	(4,441)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	(3)	(3)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(550)	(550)
Net income (loss) for the three-month period-ended June 30, 2018	-	-	-	-	-	-	-	-	4,840	-	4,840
Balance, June 30, 2018	64,554,155	14,927,613	9,352,729	-	6	2	1	874,508	(537,293)	(1,562)	335,662
Issuance of common stock upon exercise of stock options or awards of restricted stock units	22,342	-	-	-	-	-	-	(29)	-	-	(29)
Stock-based compensation expense	-	-	-	-	-	-	-	1,286	-	-	1,286
Dividends paid	-	-	-	-	-	-	-	(4,444)	-	-	(4,444)
Change in fair value of marketable securities	-	-	-	-	-	-	-	-	-	103	103
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	40	40
Net income (loss) for the three-month period-ended September 30, 2018	-	-	-	-	-	-	-	-	2,215	-	2,215
Balance, September 30, 2018	64,576,497	14,927,613	9,352,729	-	6	2	1	871,321	(535,078)	(1,419)	334,833

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine-Month Period
	Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(27,072)	$5,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,412	12,052
Impairment charge	31,443	-
Deferred income taxes	6,941	1,942
Non-cash interest	715	828
Amortization of syndication contracts	374	526
Payments on syndication contracts	(419)	(516)
Equity in net (income) loss of nonconsolidated affiliate	189	177
Non-cash stock-based compensation	2,454	3,711
(Gain) loss on disposal of property and equipment	158	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	10,703	8,578
(Increase) decrease in prepaid expenses and other assets	(844)	(7,210)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(13,568)	(2,839)
Net cash provided by operating activities	23,486	22,497
Cash flows from investing activities:
Proceeds from sale of property and equipment and intangibles	-	33
Purchases of property and equipment	(21,182)	(12,277)
Purchases of intangible assets	-	(3,153)
Purchase of a businesses, net of cash acquired	-	(3,522)
Purchases of marketable securities	(1,400)	(159,403)
Proceeds from marketable securities	27,881	25,000
Purchases of investments	(300)	(970)
Deposits on acquisition	(147)	-
Net cash provided by (used in) investing activities	4,852	(154,292)
Cash flows from financing activities:
Proceeds from stock option exercises	-	77
Tax payments related to shares withheld for share-based compensation plans	(773)	(2,239)
Payments on long-term debt	(2,250)	(2,250)
Dividends paid	(12,767)	(13,403)
Repurchase of Class A common stock	(10,357)	(7,660)
Payment of contingent consideration	-	(2,015)
Payments of capitalized debt costs	(225)	-
Net cash used in financing activities	(26,372)	(27,490)
Effect of exchange rates on cash, cash equivalents and restricted cash	8	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,974	(159,296)
Cash, cash equivalents and restricted cash:
Beginning	47,465	261,854
Ending	$49,439	$102,558

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$9,866	$10,566
Income taxes	$2,324	$1,222

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures financed through accounts payable, accrued expenses and other liabilities	$1,980	$950
Contingent consideration included in accounts payable, accrued expenses and other liabilities	$5,743	$11,166

See Notes to Consolidated Financial Statements

ENTRAVISION COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2019

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

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company is a leading global media company that, through its television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, the Company’s digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Entravision’s operations encompass integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. The Company’s management has determined that the Company operates in three reportable segments as of September 30, 2019, based upon the type of advertising medium, which segments are television, radio and digital. As of September 30, 2019, the Company owns and/or operates 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. The Company’s television operations comprise the largest affiliate group of both the top-ranked primary television network of Univision Communications Inc. (“Univision”) and Univision’s UniMás network. The television segment includes revenue generated from advertising, retransmission consent agreements and the monetization of the Company’s spectrum assets. Radio operations consist of 49 operational radio stations, 38 FM and 11 AM, in 16 markets located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Entravision also operates Entravision Solutions as its national sales representation division, through which it sells advertisements and syndicated radio programming to more than 100 markets across the United States. The Company operates a proprietary technology and data platform that delivers digital advertising in various advertising formats that allows advertisers to reach audiences across a wide range of Internet-connected devices on its owned and operated digital media sites; the digital media sites of its publisher partners; and on other digital media sites it can access through third-party platforms and exchanges.

Restricted Cash

As of September 30, 2019 and December 31, 2018, the Company’s balance sheet includes $0.7 million in restricted cash, which was deposited into a separate account as collateral for the Company’s letters of credit.

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

Under the network affiliation agreement, Univision acts as the Company’s exclusive third-party sales representative for the sale of certain national advertising on the Company’s Univision- and UniMás-affiliate television stations, and it pays certain sales representation fees to Univision relating to sales of all advertising for broadcast on the Company’s Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2019 and 2018, the amount the Company paid Univision in this capacity was $2.0 million and $2.2 million, respectively. During the nine-month periods ended September 30, 2019 and 2018, the amount the Company paid Univision in this capacity was $6.0 million and $6.4 million, respectively.

The Company also generates revenue under two marketing and sales agreements with Univision, which gives the Company the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the Company’s proxy agreement with Univision, the Company grants Univision the right to negotiate the terms of retransmission consent agreements for its Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to the Company by Univision with respect to retransmission consent agreements entered into with multichannel video programming distributors, (“MVPDs”). As of September 30, 2019, the amount due to the Company from Univision was $4.5 million related to the agreements for the carriage of its Univision and UniMás-affiliated television station signals. During the three-month periods ended September 30, 2019 and 2018, retransmission consent revenue accounted for approximately $8.8 and $8.4 million, respectively, of which $7.0 million and $6.5 million, respectively, relate to the Univision proxy agreement. During the nine-month periods ended September 30, 2019 and 2018, retransmission consent revenue accounted for approximately $26.6 million and $26.4 million, respectively, of which $20.7 million and $21.5 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Stock-based compensation expense related to grants of stock options and restricted stock units was $0.8 million and $1.3 million for the three-month periods ended September 30, 2019 and 2018, respectively. Stock-based compensation expense related to grants of stock options and restricted stock units was $2.5 million and $3.7 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

Stock Options

Stock-based compensation expense related to stock options is based on the fair value on the date of grant using the Black-Scholes option pricing model and is amortized over the vesting period, generally between 1 to 4 years.

As of September 30, 2019, there was no stock-based compensation expense related to grants of stock options. All grants of stock options have been fully expensed.

Restricted Stock Units

Stock-based compensation expense related to restricted stock units is based on the fair value of the Company’s stock price on the date of grant and is amortized over the vesting period, generally between 1 to 4 years.

The following is a summary of non-vested restricted stock units granted (in thousands, except grant date fair value data):

	Nine-Month Period
	Ended September 30, 2019
	Number Granted	Weighted-Average Fair Value
Restricted stock units	178	$3.14

As of September 30, 2019, there was approximately $2.3 million of total unrecognized compensation expense related to grants of restricted stock units that is expected to be recognized over a weighted-average period of 1.2 years.

Income (Loss) Per Share

The following table illustrates the reconciliation of the basic and diluted income (loss) per share computations required by Accounting Standards Codification (ASC) 260-10, “Earnings per Share” (in thousands, except share and per share data):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Basic earnings per share:
Numerator:
Net income (loss)	$(12,217)	$2,215	$(27,072)	$5,248

Denominator:
Weighted average common shares outstanding	84,765,694	88,852,342	85,404,250	89,371,750

Per share:
Net income (loss) per share	$(0.14)	$0.02	$(0.32)	$0.06

Diluted earnings per share:
Numerator:
Net income (loss)	$(12,217)	$2,215	$(27,072)	$5,248

Denominator:
Weighted average common shares outstanding	84,765,694	88,852,342	85,404,250	89,371,750
Dilutive securities:
Stock options and restricted stock units	-	1,270,083	-	1,202,913
Diluted shares outstanding	84,765,694	90,122,425	85,404,250	90,574,663

Per share:
Net income (loss) per share	$(0.14)	$0.02	$(0.32)	$0.06

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, that could occur from shares issuable through stock options and restricted stock awards.

For the three- and nine-month periods ended September 30, 2019, all dilutive securities have been excluded as their inclusion would have had an antidilutive effect on loss per share. The number of securities whose conversion would result in an incremental number of shares that would be included in determining the weighted average shares outstanding for diluted earnings per share if their effect was not antidilutive was 1,242,354 and 1,081,875 equivalent shares of dilutive securities for the three- and nine-month periods ended September 30, 2019, respectively.

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

Goodwill and Intangible Assets Impairment

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

Due to lower than anticipated performance of the Company’s digital reporting unit in the second quarter of 2019, changes in key personnel, and updated internal forecasts of future performance of the digital reporting unit, the Company determined that triggering events had occurred during the second quarter of 2019 that required an interim impairment assessment for its digital reporting unit. Additionally, due to further deterioration in performance and further updated internal forecasts of future performance of the digital reporting unit in the third quarter of 2019, the Company determined that triggering events had also occurred during the third quarter of 2019 that required an additional interim impairment assessment for its digital reporting unit in the amount set forth below.

The Company conducted a review of the fair value of the digital reporting unit in each of the second and third quarters of 2019. The estimated fair value of the digital goodwill was determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying sales, earnings and cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to the Company’s digital reporting unit. The market approach requires the Company to make a series of assumptions, such as selecting comparable companies and comparable transactions and transaction premiums.

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

Based on the assumptions and estimates described above, the Company concluded that the digital reporting unit carrying value exceeded its fair value, resulting in a goodwill impairment charge of $5.3 million and $27.7 million for the three- and nine-month periods ended September 30, 2019, respectively.

The carrying amount of goodwill for each of the Company’s operating segments for the nine-months ended September 30, 2019 is as follows (in thousands):

	December 31, 2018	Currency	Impairment	September 30, 2019
Television	$40,549	-	-	$40,549
Radio	-	-	-	-
Digital	33,743	(67)	(27,714)	5,962
Consolidated	$74,292	$(67)	$(27,714)	$46,511

During the third quarter, as a result of changes in regulations in Mexico, the Company was required to prepay the license fees for its Mexico broadcast licenses for a period of 20 years. The Company elected not to make the required prepayment for station XHRIO-TV serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market before the deadline to make such prepayment.  As a result, the Company currently expects to stop broadcasting on this station at the end of the current license term, which expires on December 31, 2021.  As such, the Company determined that triggering events had occurred during the third quarter of 2019 that required an interim impairment assessment for this broadcast license.

The Company conducted a review of this television indefinite life intangible asset by using an income approach. The income approach estimates fair value based on the estimated future cash flows of the station that a hypothetical buyer would expect to generate, discounted by an estimated weighted-average cost of capital that reflects current market conditions, which reflect the overall level of inherent risk. The income approach requires the Company to make a series of assumptions, such as discount rates, revenue projections, and profit margin projections. The Company estimates the discount rates on a blended rate of return considering both debt and equity for comparable publicly-traded companies in the television industry. These comparable publicly-traded companies have similar size, operating characteristics and/or financial profiles to the Company. The Company estimated the revenue projections and profit margin projections based on industry information for an average station within the market. The information includes such things as estimated market share, estimated capital start-up costs, population, household income, retail sales and other expenditures that would influence advertising expenditures.

Based on the assumptions and estimates described above, the Company concluded that the license carrying value exceeded its fair value, resulting in an impairment charge of $3.5 million for the three- and nine-month periods ended September 30, 2019.

The carrying amount of intangible assets not subject to amortization for each of the Company’s operating segments for the nine-months ended September 30, 2019 is as follows (in thousands):

	December 31, 2018	Impairment	September 30, 2019
Television	$159,019	$(3,500)	$155,519
Radio	95,579	-	95,579
Digital	-	-	-
Consolidated	$254,598	$(3,500)	$251,098

Treasury Stock

On July 13, 2017, the Board of Directors approved a share repurchase of up to $15.0 million of the Company’s outstanding Class A common stock.  On April 11, 2018, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $30.0 million. On August 27, 2019, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $45.0 million. Under the share repurchase program, the Company is authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

Treasury stock is included as a deduction from equity in the Stockholders’ Equity section of the Unaudited Consolidated Balance Sheets. Shares repurchased pursuant to the Company’s share repurchase program are retired during the same calendar year.

During the three-month period ended September 30, 2019, the Company repurchased 0.5 million shares of Class A common stock at an average price of $2.84, for an aggregate purchase price of approximately $1.3 million. As of September 30, 2019, the Company has repurchased a total of approximately 7.5 million shares of Class A common stock, for an aggregate purchase price of approximately $29.5 million, or an average price per share of $3.91, since the beginning of the share repurchase program. As of September 30, 2019, all such repurchased shares were retired.

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

Borrowings under the Term Loan B Facility were used on the Closing Date (a) to repay in full all of the Company’s and its subsidiaries’ outstanding obligations under the Company’s previous credit facility (“2013 Credit Facility”) and to terminate the credit agreement relating thereto (the “2013 Credit Agreement”), (b) to pay fees and expenses in connection with the 2017 Credit Facility, and (c) for general corporate purposes.

The 2017 Credit Facility is guaranteed on a senior secured basis by certain of the Company’s existing and future wholly-owned domestic subsidiaries, and is secured on a first priority basis by the Company’s and those subsidiaries’ assets.

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

The carrying amount of the Term Loan B Facility as of September 30, 2019 was $241.4 million, net of $2.6 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of September 30, 2019 was $239.1 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Unaudited Consolidated Balance Sheets (in millions):

	September 30, 2019
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
(in millions)	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$34.7	$-	$34.7	$-
Certificates of deposit	$6.8	$-	$6.8	$-
Corporate bonds	$100.6	$-	$100.6	$-

Liabilities:
Contingent Consideration	$5.7	$-	$-	$5.7

	December 31, 2018
	Total Fair Value
	and Carrying
	Value on Balance	Fair Value Measurement Category
	Sheet	Level 1	Level 2	Level 3
Assets:
Money market account	$34.6	$-	$34.6	$-
Certificates of deposit	$8.2	$-	$8.2	$-
Corporate bonds	$124.2	$-	$124.2	$-

Liabilities:
Contingent Consideration	$8.1	$-	$-	$8.1

As of September 30, 2019, the Company held investments in a money market fund, certificates of deposit and corporate bonds. All certificates of deposit are within the current FDIC insurance limits and all corporate bonds are investment grade.

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

As of September 30, 2019, the following table summarizes the amortized cost and the unrealized (gains) losses of the available for sale securities (in thousands):

	Certificates of Deposit		Corporate Bonds
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Due within a year	$3,766	$15	$45,000	$168
Due after one year through five years	3,036	24	55,096	381
Total	$6,802	$39	$100,096	$549

The Company periodically reviews its available for sale securities for other-than-temporary impairment. For the three- and nine-month periods ended September 30, 2019, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.

Included in interest income for the three- and nine-month periods ended September 30, 2019 was interest income related to the Company’s available-for-sale securities of $0.8 and $2.4 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of available for sale securities.

The following table provides a roll-forward of accumulated other comprehensive income (loss) for the three- and nine-month periods ended September 30, 2019 (in millions):

	Foreign Currency Translation	Marketable Securities	Total
Accumulated other comprehensive income (loss) as of December 31, 2018	$(0.4)	$(1.0)	$(1.4)
Other comprehensive income (loss)	-	1.0	1.0
Income tax (expense) benefit	-	(0.2)	(0.2)
Other comprehensive income (loss), net of tax	-	0.8	0.8
Accumulated other comprehensive income (loss) as of March 31, 2019	(0.4)	(0.2)	(0.6)
Other comprehensive income (loss)	(0.3)	0.7	0.4
Income tax (expense) benefit	-	(0.2)	(0.2)
Other comprehensive income (loss), net of tax	(0.3)	0.5	0.2
Accumulated other comprehensive income (loss) as of June 30, 2019	(0.7)	0.3	(0.4)
Other comprehensive income (loss)	(0.1)	0.2	0.1
Income tax (expense) benefit	-	(0.1)	(0.1)
Other comprehensive income (loss), net of tax	(0.1)	0.1	-
Accumulated other comprehensive income (loss) as of September 30, 2019	$(0.8)	$0.4	$(0.4)

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

During the second quarter of 2018, the Company relocated the operations of two of its television stations in the Palm Springs, California market and management approved the sale of the vacated building.  The building and related improvements met the criteria for classification as assets held for sale and their carrying value is presented separately in the consolidated balance sheet. During the third quarter of 2019, the Company entered into an agreement to sell the building for $1.0 million. As such, the Company recorded an impairment charge of $0.2 million to reflect the fair market value of the assets held for sale.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of ASU 2018-15 on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU No. 2018-13”), which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is in the process of assessing the impact of ASU 2018-13 on its Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended standard requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is finalizing its assessment of the impact of ASU 2016-13 on its Consolidated Financial Statements.

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

The Company adopted ASU 2016-02 in the first quarter of 2019. As permitted under the transition guidance of the standard, the Company applied the guidance on a prospective basis as of the adoption date.  As a result, prior period amounts were not adjusted and continue to be reported in accordance with accounting guidance under ASC 840.

The Company elected the package of practical expedients such that the Company did not reassess whether any expired or existing contracts are or contain leases.  In addition, the Company did not reassess prior conclusions reached for lease classification and did not reassess initial direct costs for existing leases.

Based on the Company’s assessment, the adoption of the guidance resulted in a material impact on the Company’s consolidated balance sheet.  However, the impact to the Company’s results of operations and cash flows through September 30, 2019 are not considered material.  As of the adoption date, the Company recognized right-of-use (“ROU”) assets of $45.8 million and lease liabilities of $52.4 million.  The difference between the ROU assets and lease liabilities is attributed to deferred rent and lease incentives which were combined and presented net within the ROU assets.  Refer to Note 4 for additional information.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting, which supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees and expands the scope of ASC Topic 718, “Compensation—Stock Compensation” to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The amendments in ASU 2018-07 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 in the first quarter of 2019, which adoption did not have a material impact on our condensed consolidated financial statements and related disclosures.

In August 2018, the SEC issued a final rule to amend certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements, US GAAP or IFRS.2 The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. The Company adopted this rule in the first quarter of 2019 and included a statement of stockholders’ equity beginning in its Quarterly Report on Form 10-Q for the period ended March 31, 2019.

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

Broadcast and digital advertising revenue is recognized over time in a series as a single performance obligation as the advertisement, impression or performance advertising is delivered per the insertion order. The Company applies the practical expedient to recognize revenue for each distinct advertising service delivered at the amount the Company has the right to invoice, which corresponds directly to the value a customer has received relative to the Company’s performance. Contracts with customers are short term in nature and billing occurs on a monthly basis with payment due in 30 days. Value added taxes collected concurrent with advertising revenue producing activities are excluded from revenue.  Cash payments received prior to services rendered result in deferred revenue, which is then recognized as revenue when the advertising time or space is actually provided.

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

Revenue generated by spectrum usage rights agreements are recognized over the period of the lease or when the Company has relinquished all or a portion of its spectrum usage rights for a station or has relinquished its rights to operate a station on the existing channel free from interference.

Other Revenue. The Company generates other revenues that are related to its broadcast operations which primarily consist of representation fees earned by the Company’s radio national representation firm, talent fees for the Company’s on-air personalities, ticket and concession sales for radio events, rent from tenants of the Company’s owned facilities, barter revenue and revenue generated under joint sales agreements.

In the case of representation fees, the Company does not control the distinct service, the commercial advertisement, prior to delivery and therefore recognizes revenue on a net basis.  Similarly for joint service agreements, the Company does not own the station providing the airtime and therefore recognizes revenue on a net basis.  In the case of talent fees, the on-air personality is an employee of the Company and therefore the Company controls the service provided and recognizes revenue gross with an expense for fees paid to the employee.

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

Disaggregated Revenue

The following table presents our revenues disaggregated by major source for the three- and nine-month periods ended (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Broadcast advertising	$37,345	$40,183	$109,290	$119,425
Digital advertising	17,612	22,431	48,888	61,233
Spectrum usage rights	2,669	1,178	11,705	1,809
Retransmission consent	8,795	8,432	26,641	26,428
Other	2,395	2,351	6,213	6,847
Total revenue	$68,816	$74,575	$202,737	$215,742

Contracts are entered into directly with customers or through an advertising agency that represents the customer.  Sales of advertising to customers or agencies within a station’s designated market area (“DMA”) are referred to as local revenue, whereas sales from outside the station’s DMA are referred to as national revenue. The following table further disaggregates the Company’s broadcast advertising revenue by sales channel for the three- and nine-month periods ended (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Local direct	$6,781	$6,750	$19,292	$20,725
Local agency	14,655	15,267	43,321	45,381
National agency	15,909	18,166	46,677	53,319
Total revenue	$37,345	$40,183	$109,290	$119,425

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance, including amounts which are refundable. The decrease in the deferred revenue balance for the nine-month period ended September 30, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, offset by revenues recognized that were included in the deferred revenue balance as of December 31, 2018.

The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant, typically 30 days. For certain customer types, the Company requires payment before the services are delivered to the customer.

(in thousands)	December 31, 2018	Increase	Decrease *	September 30, 2019
Deferred revenue	$2,759	1,177	(2,759)	$1,177

*	The amount disclosed in the decrease column reflects revenue that has been recorded in the nine-month period ended September 30, 2019.

4. LEASES

The Company’s leases are considered operating leases and primarily consist of real estate such as office space, broadcasting towers, land and land easements. ROU asset and lease liability is recognized as of lease commencement date based on the present value of the future minimum lease payments over the lease term.  As the implicit rate for operating leases is not readily determinable, the future minimum lease payments were discounted using an incremental borrowing rate.  Due to the Company’s having a centralized treasury function, the Company applied a portfolio approach to discount its domestic lease obligations using its secured publicly traded U.S. dollar denominated debt instruments interpolating the duration of the debt to the remaining lease term.  The incremental borrowing rate for international leases is the interest rate that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

The following table summarizes the expected future payments related to lease liabilities as of September 30, 2019:

(in thousands)
Remainder of 2019	$2,875
2020	11,613
2021	9,214
2022	7,785
2023	6,175
2024 and thereafter	36,646
Total minimum payments	$74,308
Less amounts representing interest	(22,793)
Present value of minimum lease payments	$51,515

The weighted average remaining lease term and the weighted average discount rate used to calculate the Company’s lease liabilities as of September 30, 2019 were 11.4 years and 6.3%, respectively.

The following table summarizes lease payments and supplemental non-cash disclosures for the nine-month period ended September 30, 2019:

(in thousands)	Nine-Month Period Ended September 30, 2019
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$2,889
Non-cash additions to operating lease assets	$-

The tables below summarize our future minimum rental commitments for operating leases as of December 31, 2018:

(in thousands)	Amount
2019	$10,432
2020	10,677
2021	8,507
2022	7,560
2023	6,137
2024 and thereafter	38,515
$81,828

The following table summarizes the components of lease expense for the three- and nine-months ended September 30, 2019:

	Three-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,
(in thousands)	2019	2019
Operating lease cost	$2,613	$7,570
Variable lease cost	369	1,159
Short-term lease cost	252	541
Total lease cost	$3,234	$9,270

For the three-month periods ended September 30, 2019, lease cost of $1.6 million, $1.4 million and $0.2 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively. For the nine-month periods ended September 30, 2019 lease cost of $4.3 million, $4.4 million and $0.6 million, were recorded to direct operating expenses, selling, general and administrative expenses and corporate expenses, respectively.

5. SEGMENT INFORMATION

The Company’s management has determined that the Company operates in three reportable segments as of September 30, 2019, based upon the type of advertising medium, which segments are television, radio and digital. The Company’s segments results reflect information presented on the same basis that is used for internal management reporting and it is also how the chief operating decision maker evaluates the business.

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

Digital

The Company operates a proprietary technology and data platform that delivers digital advertising in various advertising formats and which allows advertisers to reach audiences across a wide range of Internet-connected devices on the Company’s owned and operated digital media sites; the digital media sites of its publisher partners; and on other digital media sites it can access through third-party platforms and exchanges.

Separate financial data for each of the Company’s operating segments are provided below. Segment operating profit (loss) is defined as operating profit (loss) before corporate expenses, change in fair value contingent consideration, impairment charge, foreign currency (gain) loss and other operating (gain) loss. The Company generated 18% and 21% of its revenue outside the United States during the three-month periods ended September 30, 2019 and September 30, 2018, respectively. The Company generated 17% and 20% of its revenue outside the United States during the nine-month periods ended September 30, 2019 and September 30, 2018, respectively. The Company evaluates the performance of its operating segments based on the following (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2019	2018	Change	2019	2018	Change
Net revenue
Television	$36,421	$36,361	0%	$112,745	$107,383	5%
Radio	14,783	15,783	(6)%	41,104	47,126	(13)%
Digital	17,612	22,431	(21)%	48,888	61,233	(20)%
Consolidated	68,816	74,575	(8)%	202,737	215,742	(6)%

Cost of revenue - digital media	9,942	13,240	(25)%	26,443	35,249	(25)%

Direct operating expenses
Television	15,661	15,315	2%	45,745	45,903	(0)%
Radio	9,932	10,402	(5)%	28,968	32,011	(10)%
Digital	5,214	5,977	(13)%	14,679	15,930	(8)%
Consolidated	30,807	31,694	(3)%	89,392	93,844	(5)%

Selling, general and administrative expenses
Television	5,497	5,147	7%	16,945	16,670	2%
Radio	4,209	4,274	(2)%	13,380	13,382	(0)%
Digital	2,751	2,977	(8)%	9,491	8,313	14%
Consolidated	12,457	12,398	0%	39,816	38,365	4%

Depreciation and amortization
Television	2,613	2,227	17%	7,435	6,708	11%
Radio	465	615	(24)%	1,368	1,855	(26)%
Digital	1,112	1,252	(11)%	3,609	3,489	3%
Consolidated	4,190	4,094	2%	12,412	12,052	3%

Segment operating profit (loss)
Television	12,650	13,672	(7)%	42,620	38,102	12%
Radio	177	492	(64)%	(2,612)	(122)	2041%
Digital	(1,407)	(1,015)	39%	(5,334)	(1,748)	205%
Consolidated	11,420	13,149	(13)%	34,674	36,232	(4)%

Corporate expenses	6,785	6,913	(2)%	20,180	19,154	5%
Change in fair value contingent consideration	-	(114)	(100)%	(2,376)	1,073	*
Impairment charge	9,075	-	*	31,443	-	*
Foreign currency (gain) loss	927	335	177%	977	531	84%
Other operating (gain) loss	(1,572)	(327)	381%	(5,165)	(622)	730%
Operating income (loss)	(3,795)	6,342	*	(10,385)	16,096	*

Interest expense	$(3,537)	$(3,995)	(11)%	$(10,581)	$(11,394)	(7)%
Interest income	825	933	(12)%	2,601	2,885	(10)%
Dividend income	241	457	(47)%	747	1,002	(25)%
Income (loss) before income taxes	(6,266)	3,737	*	(17,618)	8,589	*

Capital expenditures
Television	$7,460	$6,819		$21,462	$10,841
Radio	86	71		667	233
Digital	64	226		304	473
Consolidated	$7,610	$7,116		$22,433	$11,547

	September 30,	December 31,
Total assets	2019	2018
Television	499,335	487,929
Radio	138,710	121,020
Digital	49,797	81,460
Consolidated	$687,842	$690,409

*	Percentage not meaningful.

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

7. SUBSEQUENT EVENT

Acquisition of Television Station KMBH-TV

On July 31, 2019, the Company entered into an agreement with MBTV Texas Valley LLC to acquire television station KMBH-TV, serving the McAllen, Texas area, for $2.9 million.  The transaction closed on November 7, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global media company that, through our television and radio segments, reaches and engages U.S. Hispanics across acculturation levels and media channels. Additionally, our digital segment, whose operations are located primarily in Spain, Mexico, Argentina and other countries in Latin America, reaches a global market. Our operations encompass integrated marketing and media solutions, comprised of television, radio and digital properties and data analytics services. For financial reporting purposes, we report in three segments based upon the type of advertising medium: television, radio and digital. Our net revenue for the three-month period ended September 30, 2019 was $68.8 million. Of that amount, revenue attributed to our television segment accounted for approximately 53%, revenue attributed to our digital segment accounted for approximately 26% and revenue attributed to our radio segment accounted for approximately 21%.

As of the date of filing this report, own and/or operate 55 primary television stations located primarily in California, Colorado, Connecticut, Florida, Kansas, Massachusetts, Nevada, New Mexico, Texas and Washington, D.C. We own and operate 49 radio stations in 16 U.S. markets. Our radio stations consist of 38 FM and 11 AM stations located in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. We also operate Entravision Solutions as our national sales representation division, through which we sell advertisements and syndicate radio programming to more than 100 markets stations across the United States. We also provide digital advertising solutions that allow advertisers to reach primarily online Hispanic audiences worldwide. We operate a proprietary technology and data platform that delivers digital advertising in various advertising formats and which allows advertisers to reach audiences across a wide range of Internet-connected devices on our owned and operated digital media sites; the digital media sites of our publisher partners; and on other digital media sites we access through third-party platforms and exchanges.

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

Highlights

During the third quarter of 2019, our consolidated revenue decreased to $68.8 million from $74.6 million in the prior year period, primarily due to a decrease in advertising revenue. The decrease in advertising revenue was partially offset by an increase in revenue from spectrum usage rights and retransmission consent revenue in our television segment. Our audience shares remained strong in the nation’s most densely populated Hispanic markets.

Net revenue in our television segment remained constant at $36.4 million for the three-month periods ended September 30, 2019 and 2018. We had increases in revenue from spectrum usage rights and retransmission consent revenue, partially offset by a decrease in local advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences. Additionally, there is a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. We also experienced a decrease in political advertising revenue, which has not been material in 2019.

Net revenue in our radio segment decreased to $14.8 million for the three-month period ended September 30, 2019 from $15.8 million for the three-month period ended September 30, 2018. This decrease of approximately $1.0 million, or 6%, in net revenue was primarily due to a decrease in national advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences as well as the absence of revenue from the 2018 FIFA World Cup in 2019 compared to 2018. Additionally, there is a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will continue.

Net revenue in our digital segment decreased to $17.6 million for the three-month period ended September 30, 2019 from $22.4 million for the three-month period ended September 30, 2018. This decrease of approximately $4.8 million, or 21%, in net revenue was a result of declines in both international and domestic revenue.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to automated self-service platforms, referred to in our industry as programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us, which is putting pressure on margins.  In response to this, we have started to offer programmatic solutions to advertisers and strategically shift the focus of our other digital offerings to focus on generating revenue with lower associated cost of revenue.  This has contributed to a decline in the volume of revenue but led to improvement in the gross margin percentage.  Notwithstanding the foregoing, the digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such adjustments will be successful.

Due to lower than anticipated performance of our digital reporting unit, and updated internal forecasts of future performance of our digital reporting unit, we determined that triggering events had occurred during the third quarter of 2019 that required interim impairment assessment for our digital reporting unit. As a result of this assessment, we incurred an impairment charge related to goodwill in our digital reporting unit in the amount of $5.3 million for the three-month period ended September 30, 2019. This impairment charge is in addition to an impairment charge we incurred during the second quarter of 2019.

During the third quarter, as a result of changes in regulations in Mexico, we were required to prepay the license fees for our Mexico broadcast licenses for a period of 20 years.  We elected not to make the required prepayment for station XHRIO-TV serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market before the deadline to make such prepayment.  As a result, we currently expect to stop broadcasting on this station at the end of the current license term, which expires on December 31, 2021.  As such, we determined that triggering events had occurred during the third quarter of 2019 that required an interim impairment assessment for this broadcast license. As a result of this assessment, we incurred an impairment charge related to indefinite life intangible assets in our television reporting unit in the amount of $3.5 million for the three-month period ended September 30, 2019.

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

Under the network affiliation agreement, Univision acts as our exclusive third-party sales representative for the sale of certain national advertising on our Univision- and UniMás-affiliate television stations, and we pay certain sales representation fees to Univision relating to sales of all advertising for broadcast on our Univision- and UniMás-affiliate television stations. During the three-month periods ended September 30, 2019 and 2018, the amount we paid Univision in this capacity was $2.0 million and $2.2 million, respectively. During the nine-month periods ended September 30, 2019 and 2018, the amount we paid Univision in this capacity was $6.0 million and $6.4 million, respectively.

We also generate revenue under two marketing and sales agreements with Univision, which give us the right to manage the marketing and sales operations of Univision-owned Univision affiliates in six markets – Albuquerque, Boston, Denver, Orlando, Tampa and Washington, D.C.

Under the current proxy agreement we have entered into with Univision, we grant Univision the right to negotiate the terms of retransmission consent agreements for our Univision- and UniMás-affiliated television station signals. Among other things, the proxy agreement provides terms relating to compensation to be paid to us by Univision with respect to retransmission consent agreements entered into with MVPDs. During the three-month periods ended September 30, 2019 and 2018, retransmission consent revenue accounted for approximately $8.8 million and $8.4 million, respectively, of which $7.0 million and $6.5 million, respectively, relate to the Univision proxy agreement. During the nine-month periods ended September 30, 2019 and 2018, retransmission consent revenue accounted for approximately $26.6 million and $26.4 million, respectively, of which $20.7 million and $21.5 million, respectively, relate to the Univision proxy agreement. The term of the proxy agreement extends with respect to any MVPD for the length of the term of any retransmission consent agreement in effect before the expiration of the proxy agreement.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are in the process of assessing the impact of ASU 2018-15 on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU No. 2018-13”), which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. We are in the process of assessing the impact of ASU 2018-13 on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended standard requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are finalizing the assessment of the impact of ASU 2016-13 on our Consolidated Financial Statements.

Three- and Nine-Month Periods Ended September 30, 2019 and 2018

The following table sets forth selected data from our operating results for the three- and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Three-Month Period			Nine-Month Period
	Ended September 30,		%	Ended September 30,		%
	2019	2018	Change	2019	2018	Change
Statements of Operations Data:
Net Revenue	$68,816	$74,575	(8)%	$202,737	$215,742	(6)%

Cost of revenue - digital media	9,942	13,240	(25)%	26,443	35,249	(25)%
Direct operating expenses	30,807	31,694	(3)%	89,392	93,844	(5)%
Selling, general and administrative expenses	12,457	12,398	0%	39,816	38,365	4%
Corporate expenses	6,785	6,913	(2)%	20,180	19,154	5%
Depreciation and amortization	4,190	4,094	2%	12,412	12,052	3%
Change in fair value contingent consideration	-	(114)	(100)%	(2,376)	1,073	*
Impairment charge	9,075	-	*	31,443	-	*
Foreign currency (gain) loss	927	335	177%	977	531	84%
Other operating (gain) loss	(1,572)	(327)	381%	(5,165)	(622)	730%
	72,611	68,233	6%	213,122	199,646	7%
Operating income (loss)	(3,795)	6,342	*	(10,385)	16,096	*
Interest expense	(3,537)	(3,995)	(11)%	(10,581)	(11,394)	(7)%
Interest income	825	933	(12)%	2,601	2,885	(10)%
Dividend income	241	457	(47)%	747	1,002	(25)%
Income before income (loss) taxes	(6,266)	3,737	*	(17,618)	8,589	*
Income tax benefit (expense)	(5,920)	(1,443)	310%	(9,265)	(3,164)	193%
Income (loss) before equity in net income (loss) of
nonconsolidated affiliate	(12,186)	2,294	*	(26,883)	5,425	*
Equity in net income (loss) of nonconsolidated affiliate, net of tax	(31)	(79)	(61)%	(189)	(177)	7%
Net income (loss)	$(12,217)	$2,215	*	$(27,072)	$5,248	*

Other Data:
Capital expenditures	7,610	7,116		22,433	11,547
Consolidated adjusted EBITDA (adjusted for non-cash stock-based compensation) (1)				29,778	33,102
Net cash provided by operating activities				23,486	22,497
Net cash provided by (used in) investing activities				4,852	(154,292)
Net cash used in financing activities				(26,372)	(27,490)

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of September 30): 2019, 3.3 to 1; 2018, 5.0 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. The most directly comparable GAAP financial measure to consolidated adjusted EBITDA is cash flows from operating activities. A reconciliation of this non-GAAP measure to cash flows from operating activities follows (in thousands):

	Nine-Month Period
	Ended September 30,
	2019	2018
Consolidated adjusted EBITDA	$29,778	$33,102

Interest expense	(10,581)	(11,394)
Interest income	2,601	2,885
Dividend income	747	1,002
Income tax expense	(9,265)	(3,164)
Equity in net loss of nonconsolidated affiliates	(189)	(177)
Amortization of syndication contracts	(374)	(526)
Payments on syndication contracts	419	516
Non-cash stock-based compensation included in direct operating expenses	(324)	(448)
Non-cash stock-based compensation included in corporate expenses	(2,130)	(3,263)
Depreciation and amortization	(12,412)	(12,052)
Change in fair value contingent consideration	2,376	(1,073)
Impairment charge	(31,443)	-
Non-recurring cash severance charge	(1,440)	(782)
Other operating gain (loss)	5,165	622
Net income (loss)	(27,072)	5,248

Depreciation and amortization	12,412	12,052
Impairment charge	31,443	-
Deferred income taxes	6,941	1,942
Non-cash interest	715	828
Amortization of syndication contracts	374	526
Payments on syndication contracts	(419)	(516)
Equity in net (income) loss of nonconsolidated affiliate	189	177
Non-cash stock-based compensation	2,454	3,711
(Gain) loss on disposal of property and equipment	158	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	10,703	8,578
(Increase) decrease in prepaid expenses and other assets	(844)	(7,210)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(13,568)	(2,839)
Cash flows from operating activities	$23,486	$22,497

Consolidated Operations

Net Revenue. Net revenue decreased to $68.8 million for the three-month period ended September 30, 2019 from $74.6 million for the three-month period ended September 30, 2018, a decrease of $5.8 million. Of the overall decrease, approximately $4.8 million was attributable to our digital segment and was primarily due to declines in both international and domestic revenue.  This decline in digital revenue is being driven by a trend whereby revenue is shifting more to programmatic revenue. Additionally, approximately $1.0 million of the overall decrease was attributable to our radio segment and was primarily due to a decrease in national advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences, as well as the absence of revenue from the 2018 FIFA World Cup revenue in 2019 compared to 2018 and a decrease in political advertising revenue, which has not been material in 2019. Revenue in our television segment remained constant with increases in revenue from spectrum usage rights and retransmission consent revenue, partially offset by a decrease in local advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences. Additionally, there is a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The increases in revenue from spectrum usage rights and retransmission consent revenue were also partially offset by a decrease in political advertising revenue, which has not been material in 2019.

Net revenue decreased to $202.7 million for the nine-month period ended September 30, 2019 from $215.7 million for the nine-month period ended September 30, 2018, a decrease of $13.0 million. Of the overall decrease, approximately $12.3 million was attributable to our digital segment and was primarily due to declines in both international and domestic revenue.  This decline in digital revenue is being driven by a trend whereby revenue is shifting more to programmatic revenue. Additionally, approximately $6.0 million of the overall decrease was attributable to our radio segment and was primarily due to decreases in local and national advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences as well as the absence of revenue from the 2018 FIFA World Cup revenue in 2019 compared to 2018 and a decrease in political advertising revenue, which has not been material in 2019. The overall decrease in revenue was partially offset by an increase in our television segment of approximately $5.3 million and was primarily due to increases in revenue from spectrum usage rights and retransmission consent revenue, partially offset by a decrease in local advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences and a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The increase in revenue in our television segment was also partially offset by a decrease in political advertising revenue, which has not been material in 2019.

We currently anticipate that for the full year 2019, net revenue will increase from spectrum usage rights and retransmission consent revenue compared to 2018. We anticipate political revenue will decrease for the full year 2019 compared to 2018.

Cost of revenue-Digital. Cost of revenue in our digital segment decreased to $9.9 million for the three-month period ended September 30, 2019 from $13.2 million for the three-month period ended September 30, 2018, a decrease of $3.3 million, primarily due to a decrease in expenses associated with the decrease in revenue in our digital segment and a strategic shift in our digital business designed to focus on generating revenue with lower associated costs to produce higher margins.

Cost of revenue in our digital segment decreased to $26.4 million for the nine-month period ended September 30, 2019 from $35.2 million for the nine-month period ended September 30, 2018, a decrease of $8.8 million, primarily due to a decrease in expenses associated with the decrease in revenue in our digital segment and a strategic shift in our digital business designed to focus on generating revenue with lower associated costs to produce higher margins.

Direct Operating Expenses. Direct operating expenses decreased to $30.8 million for the three-month period ended September 30, 2019 from $31.7 million for the three-month period ended September 30, 2018, a decrease of $0.9 million. Of the overall decrease, approximately $0.8 million was attributable to our digital segment and was primarily due to a decrease in expenses associated with the decrease in advertising revenue. Additionally approximately $0.5 million of the overall decrease was attributable to our radio segment and was primarily due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in severance expense. The decrease was partially offset by an increase of approximately $0.4 million in our television segment, primarily due to increase in fees due to networks related to retransmission consent agreements. As a percentage of net revenue, direct operating expenses increased to 45% for the three-month period ended September 30, 2019 from 42% for the three-month period ended September 30, 2018.

Direct operating expenses decreased to $89.4 million for the nine-month period ended September 30, 2019 from $93.8 million for the nine-month period ended September 30, 2018, a decrease of $4.4 million. Of the overall decrease, approximately $3.0 million was attributable to our radio segment and was primarily due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense. Additionally, approximately $1.2 million of the overall decrease was attributable to our digital segment primarily due to a decrease in expenses associated with the decrease in revenue. In addition, approximately $0.2 million of the overall decrease was attributable to our television segment and was primarily due to a decrease in expenses associated with the decrease in local advertising revenue, partially offset by an increase in fees due to networks related to retransmission consent agreements. As a percentage of net revenue, direct operating expenses increased to 44% for the nine-month period ended September 30, 2019 from 43% for the nine-month period ended September 30, 2018.

We currently anticipate that for the full year 2019, direct operating expenses will decrease as a result of a previously announced reduction in personnel and other discretionary expense cuts, both of which were implemented beginning in the second quarter of 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $12.5 million for the three-month period ended September 30, 2019 from $12.4 million for the three-month period ended September 30, 2018, an increase of $0.1 million. The increase was primarily due to an increase in bad debt expense in our television segment. As a percentage of net revenue, selling, general and administrative expenses increased to 18% for the three-month period ended September 30, 2019 from 17% for the three-month period ended September 30, 2018.

Selling, general and administrative expenses increased to $39.8 million for the nine-month period ended September 30, 2019 from $38.4 million for the nine-month period ended September 30, 2018, an increase of $1.4 million. Of the overall increase, approximately $1.2 million was attributable to our digital segment and was primarily due an increase in severance expense and an increase in bad debt expense. Additionally approximately $0.2 million of the overall increase was attributable to our television segment and was primarily due to an increase in bad debt expense. As a percentage of net revenue, selling, general and administrative expenses increased to 20% for the nine-month period ended September 30, 2019 from 18% for the nine-month period ended September 30, 2018.

We currently anticipate that for the full year 2019, selling, general and administrative expenses will increase as a result of severance expense that we incurred primarily in our digital segment in the first half of 2019, and bad debt expenses, partially offset by savings from a previously announced reduction in personnel and other discretionary expense cuts, both of which were implemented beginning in the second quarter of 2018.

Corporate Expenses. Corporate expenses decreased to $6.8 million for the three-month period ended September 30, 2019 from $6.9 million for the three-month period ended September 30, 2018, a decrease of $0.1 million. The decrease was primarily due to a decrease in non-cash stock-based compensation. As a percentage of net revenue, corporate expenses increased to 10% for the three-month period ended September 30, 2019 from 9% for the three-month period ended September 30, 2018.

Corporate expenses increased to $20.2 million for the nine-month period ended September 30, 2019 from $19.2 million for the nine-month period ended September 30, 2018, an increase of $1.0 million. The increase was primarily due to an increase in audit fees that we incurred in connection with the audit of our 2018 financial statements, partially offset by a decrease in non-cash stock-based compensation. As a percentage of net revenue, corporate expenses increased to 10% for the nine-month period ended September 30, 2019 from 9% for the nine-month period ended September 30, 2018.

We currently anticipate that for the full year 2019, corporate expenses will increase, primarily as a result of increased audit fees that we incurred in connection with the audit of our 2018 financial statements.

Depreciation and Amortization. Depreciation and amortization increased to $4.2 million for the three-month period ended September 30, 2019 compared to $4.1 million for the three-month period ended September 30, 2018.  The increase was primarily attributable to fixed assets additions in our television segment as part of the broadcast television repack following the FCC auction for broadcast spectrum.

Depreciation and amortization increased to $12.4 million for the nine-month period ended September 30, 2019 compared to $12.1 million for the nine-month period ended September 30, 2018. The increase was primarily attributable to the acquisition of Smadex, S.L. (“Smadex”) in June 2018, and fixed assets additions in our television segment as part of the broadcast television repack following the FCC auction for broadcast spectrum.

Change in fair value of contingent consideration. As a result of the change in fair value of the contingent consideration related to our acquisition of 100% of several entities collectively doing business as Headway (“Headway”), we recognized income of $0.1 million for the three-month period ended September 30, 2018. We have not completed the process, described in the agreements related to the acquisition of Headway, of finalizing the calculation of the contingent consideration, if any, related to the acquisition of Headway with respect to calendar year 2018. As a result, as of the date of this filing we are unable to determine the final amount of such contingent consideration, if any, to be paid with respect to calendar year 2018. The determination of the final amount of such contingent consideration, if any, to be paid with respect to calendar year 2018 may result in adjustment in future periods to the fair value of our liability for contingent consideration.

As a result of the change in fair value of the contingent consideration related to our acquisition of Headway, we recognized income of $2.4 million for the nine-month period ended September 30, 2019, compared to an expense of $1.1 million for the nine-month period ended September 30, 2018.

Foreign currency (gain) loss. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, our operating expenses are generally denominated in the currencies of the countries in which our operations are located, and we have operations in countries other than the United States, primarily those operations related to our Headway business. As a result, we have operating expense, attributable to foreign currency, that is primarily related to the operations related to our Headway business. We had a foreign currency loss of $0.9 million for the three-month period ended September 30, 2019 compared to a foreign currency loss of $0.3 million for the three-month period ended September 30, 2018. Foreign currency gain was primarily due to currency fluctuations that affected our digital segment operations located outside the U.S., primarily related to our Headway business.

We had a foreign currency loss of $1.0 million for the nine-month period ended September 30, 2019 compared to a foreign currency loss of $0.5 million for the nine-month period ended September 30, 2018. Foreign currency loss was primarily due to currency fluctuations that affected our digital segment operations located outside the United States, primarily related to our Headway business.

Other operating gain. Other operating gain increased to $1.6 million for the three-month period ended September 30, 2019 from $0.3 million for the three-month period ended September 30, 2018, primarily due to gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum.

Other operating gain increased to $5.2 million for the nine-month period ended September 30, 2019 from $0.6 million for the nine-month period ended September 30, 2018, primarily due to gains in connection with the required relocation of certain television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum.

Impairment. Due to lower than anticipated performance of our digital reporting unit, changes in key personnel, and updated internal forecasts of future performance of our digital reporting unit, we determined that triggering events had occurred during the second quarter of 2019 that required interim impairment assessment for our digital reporting unit. Additionally, due to further deterioration in performance and further updated internal forecasts of future performance of the digital reporting unit, we determined that triggering events had also occurred during the third quarter of 2019 that required an additional interim impairment assessment for our digital reporting unit. Impairment charges related to goodwill in our digital reporting unit were $5.3 million and $27.7 million for the three- and nine-month periods ended September 30, 2019.

As a result of changes in regulations in Mexico, we were required to prepay the license fees for our Mexico broadcast licenses for a period of 20 years.  We elected not to make the required prepayment for station XHRIO-TV serving the Matamoros/Harlingen-Weslaco-Brownsville-McAllen market before the deadline to make such prepayment.  As a result, we currently expect to stop broadcasting on this station at the end of the current license term, which expires on December 31, 2021.  As such, we determined that triggering events had occurred during the third quarter of 2019 that required an interim impairment assessment for this broadcast license. As a result of this assessment, we incurred an impairment charge related to indefinite life intangible assets in our television reporting unit in the amount of $3.5 million for the three- and nine-month periods ended September 30, 2019.

These write-downs were made pursuant to Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, which requires that goodwill and certain intangible assets be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the assets might be impaired.

We also recorded an impairment charge of $0.2 million to reflect the fair market value of our assets held for sale for the three- and nine-month periods ended September 30, 2019.

Operating Income (Loss). As a result of the above factors, operating loss was $3.8 million for the three-month period ended September 30, 2019, compared to operating income of $6.3 million for the three-month period ended September 30, 2018. As a result of the above factors, operating loss was $10.4 million for the nine-month period ended September 30, 2019, compared to operating income of $16.1 million for the nine-month period ended September 30, 2018.

Interest Expense, net. Interest expense, net decreased to $2.7 million for the three-month period ended September 30, 2019 from $3.1 million for the three-month period ended September 30, 2018, a decrease of $0.4 million. This decrease was primarily due to loan principal repayment in the fourth quarter of 2018.

Interest expense, net decreased to $8.0 million for the nine-month period ended September 30, 2019 from $8.5 million for the nine-month period ended September 30, 2018, a decrease of $0.5 million. This decrease was primarily due to loan principal repayment in the fourth quarter of 2018.

Income Tax Benefit (Expense).  Income tax expense for the nine-month period ended September 30, 2019 was $9.3 million, or negative 53% of our pre-tax loss. Income tax expense for the nine-month period ended September 30, 2018 was $3.2 million, or 37% of our pre-tax income.  The effective tax rate for the nine-month period ended September 30, 2019 was different than our statutory rate due to foreign and state taxes, and nondeductible expenses, primarily impairment charges. We compute our interim tax expense by projecting our effective tax rate for the year and applying the projected annual effective tax rate to the year to date pre-tax income from continuing operations for the reporting quarter. Additional “discrete" items (such as excess tax benefits from share based compensation) may adjust the year to date tax expense in the quarter in which such items occur.

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

We intend to permanently reinvest our unremitted earnings in our foreign subsidiaries, and accordingly have not provided deferred tax liabilities on those earnings. We have not yet determined an estimate of the total amount of unremitted earnings.

Segment Operations

Television

Net Revenue. Net revenue in our television segment remained constant at $36.4 million for the three-month periods ended September 30, 2019 and 2018. We had increases in revenue from spectrum usage rights and retransmission consent revenue, partially offset by a decrease in local advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences. Additionally, there is a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The increase in revenue was also partially offset by a decrease in political advertising revenue, which has not been material in 2019. We generated a total of $8.8 million and $8.4 million in retransmission consent revenue for the three-month periods ended September 30, 2019 and 2018, respectively.

Net revenue in our television segment increased to $112.7 million for the nine-month period ended September 30, 2019 from $107.4 million for the nine-month period ended September 30, 2018, an increase of approximately $5.3 million, or 5%. The increase was primarily due to increases in revenue from spectrum usage rights and retransmission consent revenue and an increase in national advertising revenue, partially offset by a decrease in local advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences. Additionally, there is a trend for advertising to move increasingly from traditional media, such as television, to new media, such as digital media. The increase in revenue was also partially offset by a decrease in political advertising revenue, which has not been material in 2019. We generated a total of $26.6 million and $26.4 million in retransmission consent revenue for the nine-month periods ended September 30, 2019 and 2018, respectively.

Direct Operating Expenses. Direct operating expenses in our television segment increased to $15.7 million for the three-month period ended September 30, 2019 from $15.3 million for the three-month period ended September 30, 2018, an increase of approximately $0.4 million. The increase was primarily due to an increase in fees due to networks related to retransmission consent agreements.

Direct operating expenses in our television segment decreased to $45.7 million for the nine-month period ended September 30, 2019 from $45.9 million for the nine-month period ended September 30, 2018, a decrease of approximately $0.2 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in fees due to networks related to retransmission consent agreements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our television segment increased to $5.5 million for the three-month period ended September 30, 2019 from $5.1 million for the three-month period ended September 30, 2018, an increase of approximately $0.4 million. The increase was primarily due to an increase in bad debt expense.

Selling, general and administrative expenses in our television segment increased to $16.9 million for the nine-month period ended September 30, 2019 from $16.7 million for the nine-month period ended September 30, 2018, an increase of approximately $0.2 million. The increase was primarily due to an increase in bad debt expense.

Radio

Net Revenue.  Net revenue in our radio segment decreased to $14.8 million for the three-month period ended September 30, 2019 from $15.8 million for the three-month period ended September 30, 2018. This decrease of approximately $1.0 million, or 6%, in net revenue was primarily due to a decrease in national advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences as well as the absence of revenue from the 2018 FIFA World Cup in 2019 compared to 2018 and a decrease in political advertising revenue, which has not been material in 2019. Additionally, there is a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will continue.

Net revenue in our radio segment decreased to $41.1 million for the nine-month period ended September 30, 2019 from $47.1 million for the nine-month period ended September 30, 2018. This decrease of approximately $6.0 million, or 13%, in net revenue was primarily due to decreases in local and national advertising revenue, as a result in part of ratings declines and changing demographic preferences of audiences as well as the absence of revenue from the 2018 FIFA World Cup revenue in 2019 compared to 2018 and a decrease in political advertising revenue, which has not been material in 2019.  Additionally, there is a trend for advertising to move increasingly from traditional media, such as radio, to new media, such as digital media. This trend has had a more significant impact on our radio revenue as compared to television revenue, and we expect that this trend will continue.

Direct Operating Expenses. Direct operating expenses in our radio segment decreased to $9.9 million for the three-month period ended September 30, 2019 from $10.4 million for the three-month period ended September 30, 2018, a decrease of $0.5 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue, partially offset by an increase in severance expense.

Direct operating expenses in our radio segment decreased to $29.0 million for the nine-month period ended September 30, 2019 from $32.0 million for the nine-month period ended September 30, 2018, a decrease of $3.0 million. The decrease was primarily due to a decrease in expenses associated with the decrease in advertising revenue and a decrease in salary expense, partially offset by an increase in severance expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our radio segment decreased to $4.2 million for the three-month period ended September 30, 2019 from $4.3 million for the three-month period ended September 30, 2018, a decrease of $0.1 million. The decrease was primarily due to a decrease in bad debt expense.

Selling, general and administrative expenses in our radio segment remained constant at $13.4 million for the nine-month periods ended September 30, 2019 and 2018.

Digital

Net Revenue.  Net revenue in our digital segment decreased to $17.6 million for the three-month period ended September 30, 2019 from $22.4 million for the three-month period ended September 30, 2018. This decrease of approximately $4.8 million, or 21%, in net revenue was a result of declines in both international and domestic revenue.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us, which is putting pressure on margins.  In response to this, we have started to offer programmatic solutions to advertisers and strategically shift the focus of our other digital offerings to focus on generating revenue with lower associated cost of revenue.  This has contributed to a decline in the volume of revenue but led to improvement in the gross margin percentage.  Notwithstanding the foregoing, the digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such adjustments will be successful.

Net revenue in our digital segment decreased to $48.9 million for the nine-month period ended September 30, 2019 from $61.2 million for the nine-month period ended September 30, 2018. This decrease of approximately $12.3 million, or 20%, in net revenue was a result of declines in both international and domestic revenue.  We have previously noted a trend in our domestic digital operations whereby revenue is shifting more to programmatic revenue, and this trend is now growing in markets outside the United States. As a result, advertisers are demanding more efficiency and lower cost from intermediaries like us, which is putting pressure on margins.  In response to this, we have started to offer programmatic solutions to advertisers and strategically shift the focus of our other digital offerings to focus on generating revenue with lower associated cost of revenue.  This has contributed to a decline in the volume of revenue but led to improvement in the gross margin percentage.  Notwithstanding the foregoing, the digital advertising industry remains dynamic and is continuing to undergo rapid changes in technology and competition. We expect this trend to continue and possibly accelerate. We must continue to remain vigilant to meet these dynamic and rapid changes including the need to further adjust our business strategies accordingly. No assurances can be given that such adjustments will be successful.

Cost of revenue.  Cost of revenue in our digital segment decreased to $9.9 million for the three-month period ended September 30, 2019 from $13.2 million for the three-month period ended September 30, 2018, a decrease of $3.3 million, primarily due to a decrease in expenses associated with the decrease in revenue. As a percentage of digital net revenue, cost of revenue decreased to 56% for the three-month period ended September 30, 2019 from 59% for the three-month period ended September 30, 2018. This decrease as a percentage of net revenue is a result of a strategic shift in our digital business designed to focus on generating revenue with lower associated costs to produce higher margins.

Cost of revenue in our digital segment decreased to $26.4 million for the nine-month period ended September 30, 2019 from $35.2 million for the nine-month period ended September 30, 2018, a decrease of $8.8 million, primarily due to a decrease in expenses associated with the decrease in revenue. As a percentage of digital net revenue, cost of revenue decreased to 54% for the nine-month period ended September 30, 2019 from 58% for the nine-month period ended September 30, 2018. This decrease as a percentage of net revenue is a result of a strategic shift in our digital business designed to focus on generating revenue with lower associated costs to produce higher margins.

Direct operating expenses. Direct operating expenses in our digital segment decreased to $5.2 million for the three-month period ended September 30, 2019 from $6.0 million for the three-month period ended September 30, 2018, a decrease of $0.8 million.  The decrease was primarily due to a decrease in expenses associated with the decrease in revenue.

Direct operating expenses in our digital segment decreased to $14.7 million for the nine-month period ended September 30, 2019 from $15.9 million for the nine-month period ended September 30, 2018, a decrease of $1.2 million.  The decrease was primarily due to a decrease in expenses associated with the decrease in revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses in our digital segment decreased to $2.8 million for the three-month period ended September 30, 2019 from $3.0 million for the three-month period ended September 30, 2018, a decrease of $0.2 million. The decrease was primarily due to a decrease in salary expense.

Selling, general and administrative expenses in our digital segment increased to $9.5 million for the nine-month period ended September 30, 2019 from $8.3 million for the nine-month period ended September 30, 2018, an increase of $1.2 million. The increase was primarily due to an increase in severance expense in the first half of 2019, and an increase in bad debt expense, partially offset by a decrease in salary expense.

Liquidity and Capital Resources

We had net income of $12.2 million, $175.7 million, and $20.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. We had positive cash flow from operations of $33.8 million, $301.5 million and $57.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. We generated cash flows from operations of $23.5 million for the nine-month period ended September 30, 2019. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand and cash flows from operations. We currently anticipate that funds generated from operations, cash on hand and available borrowings under our 2017 Credit Facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months. At September 30, 2019, we held cash and cash equivalents of $7.1 million in accounts outside the United States. Our liquidity is not materially impacted by the amount held in accounts outside the United States as our operating cash flows are driven primarily by U.S. sources.

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

Borrowings under the Term Loan B Facility were used on the Closing Date (a) to repay in full all of our and our subsidiaries’ outstanding obligations under the 2013 Credit Agreement and to terminate the 2013 Credit Agreement, (b) to pay fees and expenses in connection with the 2017 Credit Facility, and (c) for general corporate purposes.

The 2017 Credit Facility is guaranteed on a senior secured basis by certain of our existing and future wholly-owned domestic subsidiaries, and is secured on a first priority basis by our and those subsidiaries’ assets.

Our borrowings under the 2017 Credit Facility bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to either: (i) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus 2.75%; or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 1.75%. As of September 30, 2019, the interest rate on our Term Loan B was 5.09%. The Term Loan B Facility expires on November 30, 2024 (the “Maturity Date”).

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

The carrying amount of the Term Loan B Facility as of September 30, 2019 was $241.4 million, net of $2.6 million of unamortized debt issuance costs and original issue discount. The estimated fair value of the Term Loan B Facility as of September 30, 2019 was $239.1 million. The estimated fair value is based on quoted prices in markets where trading occurs infrequently.

Share Repurchase Program

On July 13, 2017, our Board of Directors approved a share repurchase program of up to $15.0 million of our outstanding Class A common stock. On April 11, 2018, our Board of Directors approved the repurchase of up to an additional $15.0 million of our outstanding Class A common stock, for a total repurchase authorization of up to $30.0 million. On August 27, 2019, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $45.0 million. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

In the three-month period ended September 30, 2019, we repurchased 0.5 million shares of our Class A common stock for an aggregate purchase price of $1.3 million, or an average price per share of $2.84. As of September 30, 2019, we have repurchased a total of approximately 7.5 million shares of our Class A common stock for aggregate purchase price of approximately $29.5 million, or an average price per share of $3.91, since the beginning of the share repurchase program. As of September 30, 2019, all such repurchased shares were retired.

Consolidated Adjusted EBITDA

Consolidated adjusted EBITDA (as defined below) decreased to $29.8 million for the nine-month period ended September 30, 2019 compared to $33.1 million for the nine-month period ended September 30, 2018. As a percentage of net revenue, consolidated adjusted EBITDA was 15% for each of the nine-month periods ended September 30, 2019 and 2018.

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

Since consolidated adjusted EBITDA is a measure governing several critical aspects of our 2017 Credit Facility, we believe that it is important to disclose consolidated adjusted EBITDA to our investors.  We may increase the aggregate principal amount outstanding by an additional amount equal to $100.0 million plus the amount that would result in our total net leverage ratio, or the ratio of consolidated total senior debt (net of up to $75.0 million of unrestricted cash) to trailing-twelve-month consolidated adjusted EBITDA, not exceeding 4.0. In addition, beginning December 31, 2018, at the end of every calendar year, in the event our total net leverage ratio is within certain ranges, we must make a debt prepayment equal to a certain percentage of our Excess Cash Flow, which is defined as consolidated adjusted EBITDA, less consolidated interest expense, less debt principal payments, less taxes paid, less other amounts set forth in the definition of Excess Cash Flow in the 2017 Credit Agreement. The total leverage ratio was as follows (in each case as of September 30): 2019, 3.3 to 1; 2018, 5.0 to 1.

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

Consolidated adjusted EBITDA is a non-GAAP measure. For a reconciliation of consolidated adjusted EBITDA to cash flows from operating activities, its most directly comparable GAAP financial measure, please see page 32.

Cash Flow

Net cash flow provided by operating activities was $23.5 million for the nine-month period ended September 30, 2019, compared to net cash flow provided by operating activities of $22.5 million for the nine-month period ended September 30, 2018. We had a net loss of $27.1 million for the nine-month period ended September 30, 2019, which included non-cash items such as impairment loss of $31.4 million with respect to our digital and television reporting units, depreciation and amortization expense of $12.4 million and non-cash stock-based compensation of $2.5 million. We had net income of $5.2 million for the nine-month period ended September 30, 2018, which was partially reduced by non-cash items such as depreciation and amortization expense of $12.1 million and non-cash stock-based compensation of $3.7 million. We expect to have positive cash flow from operating activities for the full year 2019.

Net cash flow provided by investing activities was $4.9 million for the nine-month period ended September 30, 2019, compared to net cash flow used in investing activities of $154.3 million for the nine-month period ended September 30, 2018. During the nine-month period ended September 30, 2019, we had proceeds of $27.9 million from the maturity of marketable securities, spent $21.2 million in net capital expenditures and spent $1.4 million to purchase marketable securities. During the nine-month period ended September 30, 2018, we spent $159.4 million on the purchase of marketable securities, $3.5 million on the acquisition of Smadex, $12.3 million on net capital expenditures, $3.2 million on the purchase of intangible assets, and $1.0 million on investments offset by $25.0 million in proceeds from the maturity of marketable securities. We anticipate that our capital expenditures will be approximately $24.0 million during the full year 2019. Of this amount, we expect that approximately $6.5 million will be expended in connection with the required relocation of certain of our television stations to a different channel as part of the broadcast television repack following the FCC auction for broadcast spectrum, which amount we expect to be reimbursed to us by the FCC. The amount of our anticipated capital expenditures may change based on future changes in business plans, our financial condition and general economic conditions. We expect to fund capital expenditures with cash on hand and net cash flow from operations.

Net cash flow used in financing activities was $26.4 million for the nine-month period ended September 30, 2019, compared to net cash flow used in financing activities of $27.5 million for the nine-month period ended September 30, 2018. During the nine-month period ended September 30, 2019, we made dividend payments of $12.8 million, principal debt repayments of $2.3 million, and spent $10.4 million for the repurchase of Class A common stock and $0.8 million for taxes related to shares withheld for share-based compensation plans. During the nine-month period ended September 30, 2018, we made dividend payments of $13.4 million, payments of $7.7 million for the repurchase of Class A common stock under our stock repurchase program, payments of $2.2 million for taxes related to shares withheld for share-based compensation plans, contingent consideration payments of $2.0 million and debt payments of $2.3 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. We are exposed to market risk from changes in the base rates on our Term Loan B.

Interest Rates

As of September 30, 2019, we had $244.0 million of variable rate bank debt outstanding under our 2017 Credit Facility. The debt bears interest at the three-month Eurodollar rate plus a margin of 2.75%.

Because our debt is subject to interest at a variable rate, our earnings will be affected in future periods by changes in interest rates. If the Eurodollar were to increase by a hypothetical 100 basis points, or one percentage point, from its September 30, 2019 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.4 million based on the outstanding balance of our term loan as of September 30, 2019.

Foreign Currency

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our historical revenues have primarily been denominated in U.S. dollars, and the majority of our current revenues continue to be, and are expected to remain, denominated in U.S. dollars. However, we have operations in countries other than the United States, primarily related to our Headway business, and as a result we expect an increasing portion of our future revenues to be denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Argentine peso and various other Latin American currencies. The effect of an immediate and hypothetical 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2019 would not be material to our overall financial condition or consolidated results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, Spain, Mexico, Argentina and other Latin American countries. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

•

A material weakness in our internal controls over our Headway business. Headway operates in multiple countries, uses multiple currencies and, prior to the acquisition, was a private company, not subject to U.S. accounting regulations applicable to public companies, with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures.  Following our acquisition of Headway, management implemented controls over Headway relating to a number of areas, including revenue, accounts receivable, accounts payable, operating expenses, intercompany accounts and income taxes; however, management has determined that these controls were not designed and/or implemented with an adequate precision level such that they would prevent or detect the reporting of inaccurate information, which in turn could lead to a material misstatement.  Although this control weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, it could lead to a material misstatement of account balances or disclosures.  Accordingly, management has concluded that this control weakness constitutes a material weakness.

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

Management’s Plan for Remediation

Management has discussed the material weaknesses described above with the Audit Committee and has identified certain steps necessary to remediate the material weaknesses. Management has implemented many of those steps, which include the following:

•	hiring additional employees to address complex accounting matters primarily related to the expanding geographic scope of our business operations, primarily our digital operations;
•

enhancing our internal controls team through hiring management-level employees and additional staff, as well as engaging third-party consultants to assist in the design and testing of key internal controls;

•	redesigning controls at Headway to increase the level of precision related to revenue, accounts receivable, accounts payable, operating expenses, intercompany accounts and income taxes;
•	hiring additional management, accounting, finance and information technology personnel in certain of our foreign locations to strengthen our accounting resources in these locations;
•	providing additional general internal controls training for employees in key internal control roles on a company-wide basis;
•	providing additional technical training for accounting personnel tasked with review of revenue contracts; and
•	implementing increased monitoring controls over information obtained from third parties.

We believe that a remediation plan incorporating the steps described above, and possibly other steps, when fully implemented and tested, will remediate the material weaknesses previously identified and strengthen our internal control over financial reporting. As we continue to implement and test the remediation plan outlined above, we may also identify additional measures to address the material weaknesses or modify certain of the remediation procedures described above. We may also implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weaknesses.  Management will continue to review our financial reporting controls and procedures and, with the input outside consultants and the continued oversight of the Audit Committee, will take such additional steps as necessary to remedy the material weaknesses previously identified, to reinforce the overall design and capability of our control environment.

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

Issuer Purchases of Equity Securities

On July 13, 2017, our Board of Directors approved a share repurchase program of up to $15.0 million of our outstanding Class A common stock. On April 11, 2018, our Board of Directors approved the repurchase of up to an additional $15.0 million of our Class A common stock, for a total repurchase authorization of up to $30.0 million. On August 27, 2019, the Board of Directors approved the repurchase of up to an additional $15.0 million of the Company’s Class A common stock, for a total repurchase authorization of up to $45.0 million. Under the share repurchase program we are authorized to purchase shares from time to time through open market purchases or negotiated purchases, subject to market conditions and other factors. The share repurchase program may be suspended or discontinued at any time without prior notice.

In the three-month period ended September 30, 2019, we repurchased 0.5 million shares of our Class A common stock for an aggregate purchase price of $1.3 million, or an average price per share of $2.84. As of September 30, 2019, we have repurchased a total of approximately 7.5 million shares of our Class A common stock for an aggregate purchase price of approximately $29.5 million, or an average price per share of $3.91, since the beginning of the share repurchase program. As of September 30, 2019, all such repurchased shares were retired.

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

Date: November 8, 2019